Form 10-Q
period 1995-03-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1995-05-15
CIK 836658

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1995.

Commission file number 33-87272

_________________GOLDEN AMERICAN LIFE INSURANCE COMPANY_______________
             (Exact name of registrant as specified in its charter)


_______Delaware   ______________                     _41-0991508_________________
(State or other jurisdiction of                 (I.R.S. Employer Identification No.)
incorporation or organization)

1001 Jefferson Street, Suite 400
Wilmington, DE_________________                      ________19801_______________
(Address of principal executive offices)                   (Zip Code)


_____________________________(302)576-3400__________________________________
              (Registrant's telephone number, including area code)

________________________ _____Not applicable__________________________________
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No _X___This is the first required filing.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  $10 Par Value - 250,000 shares as of March 31, 1995.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (I)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT.

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY
                                     Index


Part I.  Financial Information




Item 1. Financial Statements (Unaudited)
                                                                                                Page


  Condensed consolidated balance sheet - March 31, 1995 and December 31, 1994                     3

  Condensed consolidated statement of income - Three months ended March 31, 1995 and 1994         4

  Condensed consolidated statement of cash flows - Three months ended March 31, 1995
    and 1994                                                                                      5

  Notes to condensed consolidated financial statement - March 31, 1995                            6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                       6-7

Part II.  Other Information                                                                       8

Item 1. Legal Proceedings                                                                         8

Item 6. Exhibits and Reports on Form 8-K                                                          8


Signatures                                                                                        9

Exhibit 11 Earnings per Share                                                                    10

                                       Part I. Financial Information

Item 1.  Financial Statements

Golden American Life Insurance Company
- ---------------------------------------------------------------------

Condensed Balance Sheet (unaudited)

                                                        March 31, 1995     December 31, 1994
                                                                   (in thousands)
Assets:
  Fixed maturities available for sale ................   $    17,428        $        --
  Fixed maturities, held to maturity .................   $        --        $     2,749
  Short-term investments .............................        15,340             13,933
  Equity securities, at market value .................            16                 16
  Policy loans .......................................           911                513
  Cash ...............................................         2,279              3,316
  Accrued investment income ..........................           265                 92
  Deferred policy acquisition costs ..................        61,570             60,662
  Other assets .......................................        12,215             13,187
  Separate Account Assets ............................       942,028            950,292
                                                         -----------        -----------
  Total Assets .......................................   $ 1,052,052        $ 1,044,760
                                                         ===========        ===========

Liabilities and shareholder's equity:
  Liabilities:
  Insurance and annuity reserves .....................   $    17,025        $     1,051
  Accrued expenses and other liabilities .............         4,495              3,911
  Separate Account liabilities .......................       942,028            950,292
                                                         -----------        -----------
  Total liabilities ..................................       963,548            955,254
                                                         -----------        -----------

Shareholder's equity:
  Common Stock .......................................         2,500              2,500
  Preferred Stock ....................................        50,000             50,000
  Additional paid-in capital .........................        37,086             37,086
  Unrealized depreciation of equity securities .......            (1)                (1)
  Unrealized depreciation on  fixed
    maturities available-for-sale ....................           (81)               --
  Retained earnings ..................................        (1,000)               (79)
                                                         -----------        -----------
  Total shareholder's equity .........................        88,504             89,506
                                                         -----------        -----------
Total liabilities and shareholder's equity ...........   $ 1,052,052        $ 1,044,760
                                                         ===========        ===========

See Notes to the Financial Statements

Golden American Life Insurance Company
- ---------------------------------------------------------------------

Condensed Statement of Income (unaudited)


                                                      Quarter Ended March 31
                                                      ----------------------
                                                        1995      1994
                                                        ----      ----
Revenues:                                               (in thousands)

  Variable Life and annuity product fees and policy
    charges .......................................   $ 4,643    $3,391
  Net investment income ...........................       406       112
  Realized losses on investments ..................       (34)     --
                                                      -------    ------
                                                        5,015     3,503
Expenses:
  Operating and administrative ....................     3,956     1,925
  Amortization of deferred policy acquisition costs     1,216       921
                                                      -------    ------
                                                        5,172     2,846
                                                      -------    ------

Net Income ........................................   $  (157)   $  657
                                                      =======    ======

See Notes to the Financial Statements

Golden American Life Insurance Company
- ---------------------------------------------------------------------

Condensed Statement of Cash Flows (unaudited)


                                                Quarter Ended March 31
                                                ----------------------
                                                  1995       1994
                                                  ----       ----
                                                  (In thousands)

Net cash provided by operating activities      $ 14,557    ($1,185)

Investing activities:
  Purchases of investments ..............       (19,216)      (298)
  Sales of investments ..................         4,371       --
  Maturities of investments .............            15        200
                                               --------     ------
  Net cash used in investing activities .       (14,830)       (98)

Financing Activities:
  Dividends paid on preferred stock .....          (764)      --
                                               --------     ------
  Net cash used in financing activities .          (764)      --
                                               --------     ------
Decrease in cash ........................        (1,037)    (1,283)
Cash at beginning of year ...............         3,316      4,076
                                               --------    -------
Cash at end of year .....................      $  2,279    $ 2,793
                                               ========    =======



See Notes to the Financial Statements

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY


Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 1995


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Golden American Life Insurance Company annual report included in the Report of Additional Information.



 Item 2.  Management's Narrative Analysis of the Results of Operations

         Golden American Life realized a net loss of ($157) thousand for the first quarter of 1995 versus net income of $657 thousand for the first quarter of 1994, a decrease between periods of $814 thousand or 124%.

         The decrease in earnings was due in part to a decline in fund values in 1994. This decline in fund values increased the Company's net amount at risk, which in turn resulted in an increase in reinsurance fees of $312 thousand for first quarter 1995 as compared to first quarter 1994. The decline in fund values also contributed to an acceleration in the amortization of deferred policy acquisition costs with an increase in amortization expense of $295 thousand between quarters.

         Variable life and annuity product fees and policy charges increased from $3.39 million for first quarter 1994 to $4.64 million for first quarter 1995, an increase of $1.25 million or 37%. The increase is primarily due to the increasing fees earned from the increasing block of business under management in the Separate Accounts and an increase in the collection of surrender charges.

         Net investment income increased from $112 thousand for the first quarter of 1994 to $406 thousand for the first quarter of 1995, an increase of $294 thousand. This increase was due to the additional investment income earned on the invested assets backing the Fixed Rate Option that was introduced in first quarter 1995.

         Operating and administrative expenses increased from $1.93 million for first quarter 1994 to $3.96 million for first quarter 1995, an increase of $2.03 million or 105%. Net operating expenses have been adversely affected by the lower level of production achieved in 1995, which has led to lower capitalization of the Company's acquisition costs. Premium production was $27.0 million for the first quarter of 1995, a decrease of $99.5 million or 79% from the $126.5 million for first quarter 1994.

Part II.  Other Information

Item 1.  Legal Proceedings

         Golden American, as an insurance company, is ordinarily involved in litigation. We do not believe that any current litigation is material and we do not expect to incur significant losses from such actions.

Item 6.  Exhibits and Reports on Form 8-k.

         a)  Exhibits:

3(i)   Articles of Incorporation of Golden American Life Insurance Company
       (Incorporated herein by reference to the depositor's post-effective amendment No. 17 to the registration statement on Form N-4 filed with the Securities and Exchange Commission on May 2, 1994 (File No. 33-23351)).

3(ii)  (i)    By-laws of Golden Ammerican Life Insurance Company (Incorporated
       herein by reference to the depositor's initial registration statement on
       Form N-4 filed with the Securities and Exchange Commission on July 27,
       1988 (File No. 33-23351)).

       (ii)   By-laws of Golden American Life Insurance Company, as amended
       (Incorporated herein by reference to the depositor's post-effective amendment No. 5 to the registration statement on Form N-4 filed with the Securities and Exchange Commission on May 2, 1991
       (File No. 33-23351)).

       (iii)  Certificate of Amendment of the By-laws of MB Variable Life
       Insurance Company, as amended (Incorporated herein by reference to the depositor's registration statement on Form N-3 filed with the Securities and Exchange Commission on August 19, 1992
       (File No. 33-51028)).

       (iv) By-laws of Golden American, as amended (12/21/93) (Incorporated herein to the depositor's post-effective amendment No. 17 to the registration statement filed with the Securities and Exchange
       Commission on May 2, 1994 (File No. 33-23351)).

11     Computation of earnings per share

24     Powers of Attorney. (Incorporated herein by reference to Pre-Effective
       Amendment No. 1 of a registration statement filed with the Securities and Exchange Commission on February 13, 1995 (File No. 33-87272)).

27     Financial Data Schedule

         b)  Reports on Form 8-k:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Golden American Life Insurance Company



Date  May 12, 1995                          By/s/ Stephen J. Preston
      ------------                          --------------------------------------
                                                      Stephen J. Preston
                                                       Senior Vice President, Controller
                                                       and Chief Actuary

                                            Signing on behalf of the registrant and as chief
                                            accounting officer.
