Form 10-Q
period 1995-06-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1995-08-14
CIK 836658

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1995.

Commission file number _33-87272

     _________________GOLDEN AMERICAN LIFE INSURANCE COMPANY_______________
             (Exact name of registrant as specified in its charter)

_______ Delaware ______________                    ___41-0991508___
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1001 Jefferson Street, Suite 400
Wilmington, DE                                 ________19801______
(Address of principal executive offices)             (Zip Code)

  _____________________________(302)576-3400__________________________________
              (Registrant's telephone number, including area code)

 _____________________________Not applicable__________________________________
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  $10 Par Value - 250,000 shares as of June 30, 1995.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET
      FORTH IN GENERAL INSTRUCTION H (I)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT.

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY
                                     Index


Part I.  Financial Information




                                                                                   Page
Item 1. Financial Statements (Unaudited)

  Condensed consolidated balance sheets - June 30, 1995 and December 31, 1994        3

  Condensed consolidated statements of income - Quarter ended June 30, 1995 and
    1994                                                                             4

  Condensed consolidated statements of income - Six months ended June 30, 1995 and
    1994                                                                             4

  Condensed consolidated statements of cash flows - Six months ended June 30, 1995
    and 1994                                                                         5

  Notes to condensed consolidated financial statement - June 30, 1995                6


Item 2. Management's Narrative Analysis of the Results of Operations                6-7



Part II.  Other Information                                                          7

Item 1. Legal Proceedings                                                            7

Item 6. Exhibits and Reports on Form 8-K                                             7


Signatures                                                                           8

Exhibit 11 Earnings per Share                                                        9


                         Part I. Financial Information

Item 1.  Financial Statements

Golden American Life Insurance Company
---------------------------------------------------------------------

Condensed Balance Sheets (unaudited)



                                                           June 30, 1995   December 31, 1994
                                                           -------------   -----------------
                                                                   (in thousands)

Assets:
  Fixed maturities available for sale, at market value     $    28,311      $     2,749
  Short-term investments                                        20,423           13,933
  Equity securities, at market value                                18               16
  Policy loans                                                   1,208              513
  Cash                                                             272            3,316
  Accrued investment income                                        539               92
  Deferred policy acquisition costs                             64,015           60,662
  Other assets                                                  12,177           13,187
  Separate Account Assets                                      978,356          950,292
                                                           -----------      -----------
  Total Assets                                             $ 1,105,319      $ 1,044,760
                                                           ===========      ===========

Liabilities and shareholder's equity:
  Liabilities:
  Insurance and annuity reserves                           $    29,023      $     1,051
  Accrued expenses and other liabilities                         7,387            3,911
  Separate Account liabilities                                 978,356          950,292
                                                           -----------      -----------
  Total liabilities                                          1,014,766          955,254
                                                           -----------      -----------

Shareholder's equity:
  Common Stock                                                   2,500            2,500
  Preferred Stock                                               50,000           50,000
  Additional paid-in capital                                    38,341           37,086
  Unrealized appreciation (depreciation) of equity
     securities                                                      1               (1)
  Unrealized appreciation (depreciation) on  fixed
    maturities available-for-sale                                  446             --
  Retained earnings                                               (735)             (79)
                                                           -----------      -----------
  Total shareholder's equity                                    90,553           89,506
                                                           -----------      -----------
Total liabilities and shareholder's equity                 $ 1,105,319      $ 1,044,760
                                                           ===========      ===========


                     See Notes to the Financial Statements

Golden American Life Insurance Company
---------------------------------------------------------------------

Condensed Statements of Income (unaudited)



                                                       Quarter Ended June 30
                                                       ---------------------
                                                         1995       1994
                                                         ----       ----
                                                          (in thousands)
Revenues:
  Variable life and annuity product fees and policy
    charges                                             $4,441     $4,556
  Net investment income                                    715         99
  Realized gains/(losses) on investments                    22          2
                                                         5,178      4,657
Expenses:
  Operating and administrative                           3,768      2,864
  Amortization of deferred policy acquisition costs        142      1,512
                                                        ------     ------
                                                         3,910      4,376
                                                        ------     ------

Net Income                                              $1,268     $  281
                                                        ======     ======




                                                        Six Months Ended June 30
                                                        ------------------------
                                                         1995           1994
                                                         ----           ----
                                                            (in thousands)
Revenues
Variable life and annuity product fees and policy
 charges                                               $  9,084      $  7,947
Net investment income                                     1,121           211
Realized gains / (losses) on investments                    (12)            2
                                                       --------      --------
                                                         10,193         8,160
Expenses:
 Operating and administrative                             7,724         4,790
 Amortization of deferred policy acquisition costs        1,358         2,433
                                                       --------      --------
                                                          9,082         7,223
                                                       --------      --------
Net Income                                             $  1,111      $    937
                                                       ========      ========


                     See Notes to the Financial Statements

Golden American Life Insurance Company
---------------------------------------------------------------------

Condensed Statements of Cash Flows (unaudited)



                                                       Six Months Ended June 30
                                                       ------------------------
                                                         1995          1994
                                                         ----          ----
                                                           (In thousands)
Net cash provided by operating activities             $ 29,072      $(12,683)

Investing activities:
  Purchases of fixed maturities                        (32,032)         (823)
  Sales and redemptions of fixed maturities              7,170           319
 (Purchases) Sales of short-term investments, net       (6,490)       10,673
                                                      --------      --------
  Net cash used in investing activities                (31,352)       10,169

Financing Activities:
  Dividends paid on preferred stock                       (764)         --
  Net cash used in financing activities                   (764)         --
Decrease in cash                                        (3,044)       (2,514)
Cash at beginning of period                              3,316         4,076
                                                      --------      --------
Cash at end of period                                 $    272      $  1,562
                                                      ========      ========



                     See Notes to the Financial Statements

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY


              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                 June 30, 1995


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Golden American Life Insurance Company annual report included in the Report of Additional Information.


 Item 2.  Management's Narrative Analysis of the Results of Operations

Net income for the first six months of 1995 was $1.11 million, an increase of $.17 million or 18% from the first six months of 1994. Net income for the second quarter of 1995 was $1.26 million, an increase of $.98 million or 448% from the second quarter of 1994. Premiums for the first six months of 1995 were $61 million, a decrease of $159 million or 72% from the comparative period in 1994.

Variable life and annuity product fees and policy charges increased from $7.9 million for the first six months of 1994 to $9.1 million for the first six months of 1995, an increase of $1.2 million or 14%. The increase is primarily due to fees earned from the increasing block of business under management in the Separate Accounts and an increase in the collection of surrender charges, primarily in the first quarter 1995. Product fees and policy charges were $4.4 million for second quarter 1995, a decrease of $.1 million or 3% from the comparative 1994 period.

Net investment income was $1.12 million for the first six months of 1995, an increase of $.91 million or 426% over the comparable 1994 period. Approximately $445 thousand of the increase was due to the additional investment income earned on invested assets held in the General Account to back the Fixed Rate Option that was introduced in first quarter 1995. (The increase in investment income attributable to the Fixed Rate Option was offset by an approximately $400 thousand increase in related interest credited to policyholders.) The balance of the increase in investment income is attributable to an increase in the average invested surplus asset base. Second quarter 1995 investment income was $715 thousand, an increase of $616 thousand or 622% from the comparative 1994 period. The increase was attributable to $375 thousand of additional earnings on the Fixed Rate Option assets and the balance due to the increase in the average invested asset surplus base.

Operating and administrative expenses were $7.7 million for the first six months of 1995, an increase of $2.9 million or 61% from the comparable 1994 period. The increased expenses were due in part to a decline in fund values in 1994. This decline in fund values increased the Company's net amount at risk, which in turn resulted in an increase in reinsurance fees of $754 thousand for the first six months of 1995 as compared to the first six months of 1994. Net operating expenses have also been adversely affected by the lower level of production achieved in 1995, which has led to lower capitalization of the Company's acquisition costs. And finally, as discussed above, interest credited to policyholders related to the Fixed Rate Option introduced in 1995 increased expenses by approximately $400 thousand for the six month period, $336 thousand in the second quarter alone. Partially offsetting these increases was a decrease in interest expense of $780 thousand for the first six months of 1995 compared to the first six months of 1994. The elimination of interest expense in 1995 resulted from the retirement of the Company's debt in December 1994 with the proceeds from the issuance of preferred stock. As of June 30, 1995, the Company has declared dividends on preferred stock of $1.26 million.
There had been no preferred stock issued as of June 30, 1994.

Amortization of deferred policy acquisition costs (DPAC) was $1.36 million for the first six months of 1995, a decrease of $1.08 million or 66% from the comparative prior year period. DPAC is being amortized over the lives of the policies in relation to the present value of estimated future gross profits. The relatively strong performance of the funds and earnings in 1995 has slowed the amortization of DPAC in 1995 as compared to 1994. Second quarter 1995 DPAC amortization was $142 thousand, as compared to $1.5 million for the year earlier period, a decrease of 91%. The strong second quarter performance of the stock market and the subsequent material increases in fund values resulted in a slowdown of the 1995 amortization.

Part II.  Other Information

Item 1.  Legal Proceedings

         Golden American, as an insurance company, is ordinarily involved in litigation. We do not believe that any current litigation is material and we do not expect to incur significant losses from such actions.

Item 6.  Exhibits and Reports on Form 8-k.

         a)  Exhibits:

                  11       Computation of earnings per share

                  27       Financial Data Schedule

         b)  Reports on Form 8-k:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Golden American Life Insurance Company



Date  August 11, 1995            By /s/
      ---------------               -----------------------------------
                                             Stephen J. Preston
                                             Senior Vice President, Controller
                                             and Chief Actuary

                                Signing on behalf of the registrant and as chief accounting officer.