Form 10-Q
period 1995-09-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1995-11-14
CIK 836658

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1995.

Commission file number  33-87272

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

          Delaware                                   41-0991508
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1001 Jefferson Street, Suite 400
Wilmington, DE                                                    19801
(Address of principal executive offices)                        (Zip Code)

                                 (302)576-3400
              (Registrant's telephone number, including area code)

                                 Not applicable
     (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock,  $10 Par Value - 250,000 shares as of September 30, 1995.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (I)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT.

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY
                                     Index


Part I.  Financial Information

Item 1. Financial Statements (Unaudited)                                                     Page

  Condensed consolidated balance sheets - September 30, 1995 and December 31, 1994            3

  Condensed consolidated statements of income - Quarter ended September 30, 1995 and          4
     1994

  Condensed consolidated statements of income - Nine months ended September 30,               4
     1995 and 1994

  Condensed consolidated statements of cash flows - Nine months ended September 30,           5
     1995 and 1994

  Notes to condensed consolidated financial statement - September 30, 1995                    6


Item 2. Management's Narrative Analysis of the Results of Operations                         6-7



Part II.  Other Information                                                                    7

Item 1. Legal Proceedings                                                                      7

Item 6. Exhibits and Reports on Form 8-K                                                       7


Signatures                                                                                     8

Exhibit 11 Earnings per Share                                                                  9



                         Part I. Financial Information

Item 1.  Financial Statements

Golden American Life Insurance Company
---------------------------------------------------------------------

Condensed Balance Sheets (unaudited)

                                                                       September 30, 1995               December 31, 1994
                                                                                        (in thousands)

Assets:
  Fixed maturities available for sale                                  $       31,786                    $       2,749
  Short-term investments                                                       18,481                           13,933
  Equity securities, at market value                                               24                               16
  Policy loans                                                                  1,360                              513
  Cash                                                                          2,582                            3,316
  Accrued investment income                                                       665                               92
  Deferred policy acquisition costs                                            65,289                           60,662
  Other assets                                                                 10,493                           13,187
  Separate Account Assets                                                   1,017,787                          950,292
                                                                         ------------                      -----------
  Total Assets                                                             $1,148,467                       $1,044,760
                                                                          ===========                       ==========

Liabilities and shareholder's equity:
  Liabilities:
  Insurance and annuity reserves                                         $     31,741                     $      1,051
  Accrued expenses and other liabilities                                        6,279                            3,911
  Separate Account liabilities                                              1,017,787                          950,292
                                                                            ---------                      -----------
  Total liabilities                                                         1,055,807                          955,254
                                                                            ---------                      -----------

Shareholder's equity:
  Common Stock                                                                  2,500                            2,500
  Preferred Stock                                                              50,000                           50,000
  Additional paid-in capital                                                   40,530                           37,086
  Unrealized appreciation (depreciation) of equity
     securities                                                                     2                               (1)
  Unrealized appreciation (depreciation) on  fixed
    maturities available-for-sale                                                  88                               --
  Retained earnings                                                              (460)                             (79)
                                                                         ------------                      -----------
  Total shareholder's equity                                                   92,660                           89,506
                                                                         ------------                      -----------
Total liabilities and shareholder's equity                                 $1,148,467                       $1,044,760
                                                                         ============                      ===========
See Notes to the Financial Statements


Golden American Life Insurance Company
---------------------------------------------------------------------

Condensed Statements of Income (unaudited)

                                                                   Quarter Ended September 30
                                                                1995                         1994
                                                                ----                         ----
                                                                         (in thousands)

Revenues:
  Variable life and annuity product fees and policy             $4,838                        $4,809
    charges
  Net investment income                                            857                            95
  Realized gains / (losses) on investments                          83                            --
                                                               --------                     --------
                                                                 5,778                         4,904
Expenses:
  Operating and administrative                                   3,950                         3,201
  Amortization of deferred policy acquisition costs                763                         1,144
                                                               --------                     --------
                                                                 4,713                         4,345
                                                               --------                     --------

Net Income                                                      $1,065                        $  559
                                                               ========                     ========

                                                                 Nine Months Ended September 30
                                                                1995                        1994
                                                                ----                        ----
                                                                        (in thousands)

Revenues
 Variable life and annuity product fees and policy             $13,922                       $12,756
 charges
Net investment income                                            1,978                           306
Realized gains / (losses) on investments                            71                             2
                                                               --------                     --------
                                                                15,971                        13,064

Expenses:
 Operating and administrative                                   11,674                         7,991
 Amortization of deferred policy acquisition costs               2,121                         3,577
                                                               --------                     --------
                                                                13,795                        11,568
                                                               --------                     --------
Net Income                                                      $2,176                       $ 1,496
                                                               ========                     ========

  See Notes to the Financial Statements


Golden American Life Insurance Company
---------------------------------------------------------------------

Condensed Statements of Cash Flows (unaudited)


                                                                    Nine Months Ended September 30
                                                                  1995                         1994
                                                                  ----                         ----
                                                                            (In thousands)

Net cash provided by operating activities                         $32,345                      $(18,187)

Investing activities:
  Purchases of fixed maturities                                   (41,648)                         (857)
  Sales and redemptions of fixed maturities                        13,078                           319
 (Purchases) sales of short-term investments, net                  (4,548)                        3,740
 (Increase) decrease in policy loans                                 (847)                         (158)
  Funds held in escrow pursuant to an
  Exchange Agreement                                                   --                        (1,347)
                                                                 ----------                  -----------
  Net cash provided (by used) in investing activities             (33,965)                        1,697

Financing Activities:
  Issuance of short-term debt                                          --                        10,000
  Contributions of capital by parent                                3,443                         3,000
  Dividends paid on preferred stock                                (2,557)                          --
                                                                 ----------                  -----------
  Net cash provided by financing activities                           886                        13,000
                                                                 ----------                  -----------
(Decrease) in cash                                                   (734)                       (3,490)
Cash at beginning of period                                         3,316                         4,076
                                                                 ----------                  -----------
Cash at end of period                                             $ 2,582                     $     586
                                                                 ==========                  ===========



See Notes to the Financial Statements

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY


Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 1995


Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Golden American Life Insurance Company annual report included in the Report of Additional Information.


 Item 2.  Management's Narrative Analysis of the Results of Operations

Net income for the first nine months of 1995 was $2.18 million, an increase of $.68 million or 45% from the first nine months of 1994. Premiums for the first nine months of 1995 were $94 million, a decrease of $178 million or 65% from the comparative period in 1994.

Variable life and annuity product fees and policy charges increased from $12.8 million for the first nine months of 1994 to $13.9 million for the first nine months of 1995, an increase of $1.1 million or 9%. The increase is primarily due to fees earned from the increasing block of business under management in the Separate Accounts, an increase in the collection of surrender charges, primarily in the first quarter 1995, and an increase in the collection of net deferred policy loadings.

Net investment income was $1.98 million for the first nine months of 1995, an increase of $1.7 million or 546% over the comparable 1994 period. Approximately $.95 million of the increase was due to the additional investment income earned on invested assets held in the General Account to back the Fixed Rate Option that was introduced in first quarter 1995. (The increase in investment income attributable to the Fixed Rate Option was offset by an approximately $.84 million increase in related interest credited to policyholders.) The balance of the increase in investment income is attributable to an increase in the average invested surplus asset base.

Operating and administrative expenses were $11.7 million for the first nine months of 1995, an increase of $3.7 million or 46% from the comparable 1994 period. The increase was due primarily to an increase in general expenses, net of capitalized acquisition costs, of approximately $3.5 million. This increase was largely a result of the lower level of production achieved in 1995, which has led to a lower capitalization of the Company's acquisition costs. The increased expenses were also due in part to a decline in fund values in 1994. This decline in fund values increased the Company's net amount at risk, which in turn resulted in an increase in reinsurance fees of $667 thousand for the first nine months of 1995 as compared to the first nine months of 1994. And finally, as discussed above, interest credited to policyholders related to the Fixed Rate Option introduced in 1995 increased expenses by approximately $.85 million for the nine month period. Partially offsetting these increases was a decrease in interest expense of $1.3 million for the first nine months of 1995 compared to the first nine months of 1994. The elimination of interest expense in 1995 resulted from the retirement of the Company's debt in December 1994 with the proceeds from the issuance of preferred stock. As of September 30, 1995, the Company has paid dividends on preferred stock of $2.56 million. There had been no preferred stock issued as of September 30, 1994.

Amortization of deferred policy acquisition costs (DPAC) was $2.12 million for the first nine months of 1995, a decrease of $1.46 million or 41% from the comparative prior year period. DPAC is being amortized over the lives of the policies in relation to the present value of estimated future gross profits. The relatively strong performance of the funds and earnings in 1995 has slowed the amortization of DPAC in 1995 as compared to 1994.

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



                     Golden American Life Insurance Company



Date November 10, 1995              By  /s/ STEPHEN J. PRESTON
     -----------------                  -----------------------------------
                                        Stephen J. Preston
                                        Senior Vice President, Controller
                                        and Chief Actuary

                                        Signing on behalf of the registrant
                                        and as chief accounting officer.