Form 10-K405
period 1995-12-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1996-04-01
CIK 836658

FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required]

For the transition period from ____________________to_________________________

                        Commission file Number 33-87272

                     Golden American Life Insurance Company
             (Exact name of registrant as specified in its charter)

            Delaware                                     41-0991508
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1001 Jefferson Street, Suite 400, Wilmington, DE             19801
    (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code (302) 576-3400
          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered


             N/A
- ------------------------------        ------------------------------------------
- ------------------------------        ------------------------------------------


          Securities registered pursuant to Section 12(g) of the Act:

                                      N/A
- -------------------------------------------------------------------------------
                                (Title of class)

- -------------------------------------------------------------------------------
                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   The number of shares outstanding of issuer's common stock, as of 3/22/96.

                 Common Stock, $10 Par Value - 250,000 shares.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET
      FORTH IN GENERAL INSTRUCTION J (I)(a) AND (b) OF FORM 10K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART 1

Item 1 - Business.

         Golden American Life Insurance Company ("Golden American" or the "Company") is a stock life insurance company organized under the laws of the State of Delaware. Prior to December 30, 1993, Golden American was a Minnesota Corporation. Golden American is a wholly owned indirect subsidiary of Bankers Trust Company. Golden American is authorized to do business in all jurisdictions except New York. Golden American sells primarily variable annuities and variable life insurance. Administrative services and the Company's operations are based in Wilmington, Delaware.

         Bankers Trust Company is a New York banking corporation with executive offices at 280 Park Avenue, New York, New York 10017. As of December 31, 1994, Bankers Trust New York Company, parent of Bankers Trust Company, was the seventh largest bank holding company in the United States with total assets of approximately $98 billion. Bankers Trust Company conducts a variety of general banking and trust activities and is a leading wholesale supplier of financial services to the domestic and international markets.

         In a transaction that closed on September 30, 1992, a wholly owned subsidiary of Bankers Trust Company acquired all of the issued and outstanding capital stock of Golden American and Directed Services Inc. (DSI), an affiliate of Golden American, and related assets. The transaction involved settlement of pre-existing claims of Bankers Trust Company against the former parent company of Golden American and DSI. Under applicable banking law, stock so acquired is subject to various divestiture requirements. A divestiture is likely to occur in the future. In addition, judicial or administrative decisions or interpretations, as well as changes in either Federal or state banking statutes or regulations, could prevent Bankers Trust Company from continuing to own the stock of Golden American or DSI.

         Further discussion of Golden American's business is included in Item 7.

Item 2 - Properties.

         Golden American's principal office is located at 1001 Jefferson Street, Suite 400, Wilmington, Delaware 19801, where all of Golden American's records are maintained. This office space is sub-leased from Bankers Trust (Delaware), a subsidiary of Bankers Trust New York Company, under a service agreement.

Item 3 - Legal Proceedings.

         Golden American is involved in litigation in the ordinary course of business. The Company does not believe that any current litigation is material and does not expect to incur significant losses from such actions.

Item 4 - Submission of Matters to a Vote of Security Holders.

         Information called for by this item is omitted pursuant to General Instruction J. of Form 10-K.

                                     PART II

Item 5 - Market for  Registrant's Common Equity and Related Stockholder Matters.

         The Registrant is a wholly-owned indirect subsidiary of Bankers Trust Company which is a wholly-owned subsidiary of Bankers Trust New York Company. There is no public trading market for Registrant's common stock.

         Golden American is required to maintain a minimum total statutory-basis capital and surplus of not less then $5,000,000 under the provisions of the insurance laws of certain states in which it is presently licensed to sell variable life and annuity products. Dividend payments by Golden American are subject to statutory restrictions equal to the higher of 10% of surplus as regards policyholders or 100% of the prior year's net gain, not to exceed unassigned surplus. The maximum dividend payout which may be made without prior approval in 1996 is $6,635,733. Golden American did not pay common stock dividends in 1994 or 1995. Golden American at present has no intention of paying cash dividends on the common stock in the foreseeable future. Discussion of Golden American's Preferred Stock Dividends is included in Item 7.

Item 6 - Selected Financial Data.

         Information called for by this item is omitted pursuant to General Instruction J. of Form 10-K.

Item 7 - Management's Narrative Analysis of Results of Operations.

         Net income for 1995 was $3.4 million, an increase of $1.1 million or 51% from 1994.

         Variable life and annuity product fees and policy charges were $18.4 million in 1995, an increase of $0.9 million or 5% from 1994. This increase is due to an additional $0.9 million in fees earned from the increasing block of business under management in the Separate Accounts, an increase of $1.5 million in the collection of surrender charges, and a decrease of $1.5 million in the revenue recognition of net distribution fees.

         Net investment income was $2.8 million for 1995, an increase of $2.3 million or 403% over the comparable 1994 period. Approximately $1.5 million of the increase was due to the additional investment income earned on invested assets held to back the fixed interest divisions that were introduced in 1995. The balance of the increase in investment income is attributable to an increase in the investment income on surplus.

         In 1995, the service agreement between DSI and Golden American was amended to provide for a management fee from DSI to Golden American for certain managerial and supervisory services provided by Golden American. This fee, calculated as a percentage of average assets in the variable separate accounts, was $1.0 million for 1995.

         Policy benefits were $3.2 million for 1995, an increase of $3.1 million from 1994. In 1995, benefit expenses increased $1.3 million as a result of interest credited to policyholders related to the fixed interest divisions introduced in 1995. Additionally, death benefit costs net of reinsurance increased by $.3 million in 1995 as compared to 1994. Additionally, 1994 policy benefits reflected a $1.5 million decrease in mortality reserves.

         Commissions and overrides were $7.7 million in 1995, a decrease of $9.1 million or 54% from 1994. The decrease in commissions resulted from the decrease in new business premium receipts which went from $310.7 million in 1994 to $130.5 million in 1995, a decrease of 55%.

         Employee related expenses and general administrative and operating expenses were a combined $13.7 million for 1995, an increase of $.3 million or 2.5% from 1994.

         Interest expense was $0 for 1995 as compared to $2.0 million in 1994. The elimination of interest expense in 1995 resulted from the retirement of the Company's debt in December 1994 with the proceeds from the issuance of preferred stock. In 1995, the Company paid dividends on preferred stock of $3.4 million. There were no preferred stock dividends in 1994.

         Amortization of intangible assets, deferred policy acquisition costs and unamortized cost assigned to insurance contracts in force, was $4.3 million for 1995, a decrease of $2.5 million or 37% from the prior year. The intangible assets are being amortized over the lives of the policies in relation to the present value of estimated future gross profits. The relatively strong performance of the funds in 1995 has slowed the amortization in 1995 as compared to 1994. Additionally, amortization was increased in 1994 due to the decrease in mortality reserves during 1994.

Item 8 - Financial Statements and Supplementary Data.

         The financial statements of the Registrant are set forth in Part IV hereof and are incorporated herein by reference.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Items 10-13

         Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction J. of Form 10-K.

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

                  (3) Listing of Exhibits
                      Exhibit 24 - Power of Attorney
                      Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K filed in the fourth quarter of 1995: No current report on Form 8-K was filed during the three months ended December 31, 1995.

         (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

         (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                           ANNUAL REPORT ON FORM 10-K

                         ITEM 14(a)(1) and (2) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1995

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY

                              WILMINGTON, DELAWARE

Form 10-K Item 14 (a) (1) and (2) and (d)

Golden American Life Insurance Company
List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Golden American Life Insurance Company are included:

         Balance Sheets -- December 31, 1995 and 1994

         Statements of Income -- Years Ended December 31, 1995, 1994 and 1993

         Statements of Shareholder's Equity -- Years Ended December 31, 1995, 1994, and 1993.

         Statements of Cash Flows - Years Ended December 31, 1995, 1994 and
         1993.

         Notes to Financial Statements -- December 31, 1995

The following financial statement schedules of Golden American Life Insurance Company are included in Item 14(d):

         Schedule I Summary of investments -- other than investments in related parties

         Schedule VI     Reinsurance

All other schedules required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                                                                        Draft #3

                                            Financial Statements

                                            Golden American Life
                                              Insurance Company

                                Years ended December 31, 1995, 1994 and 1993
                                     with Report of Independent Auditors

                         Report of Independent Auditors

Board of Directors and Stockholder
Golden American Life Insurance Company

We have audited the accompanying balance sheets of Golden American Life Insurance Company (the "Company") as of December 31, 1995 and 1994 and the related statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden American Life Insurance Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 12, 1996

                     Golden American Life Insurance Company

                                 Balance Sheets

                       (In thousands, except share amount)

                                                                                            December 31
                                                                                     1995                 1994
                                                                                  -----------          -----------
Assets
Investments:
    Fixed maturities at market value (amortized cost $48,671 and $-)              $    49,629          $         -
    Fixed maturities held to maturity, at amortized cost (market--$2,659)                   -                2,749
    Short-term investments, at cost, which approximates market                         15,614               13,933
    Equity securities, at market (cost--$27 and $17)                                       29                   16
    Policy loans                                                                        2,021                  513
                                                                                  -----------          -----------
Total investments                                                                      67,293               17,211

Cash                                                                                     (323)               3,316
Accrued investment income                                                                 768                   92
Due from affiliates and separate accounts                                               1,127                  963
Deferred policy acquisition costs                                                      67,314               60,662
Unamortized costs assigned to insurance contracts in force                              6,057                7,620
Funds held in escrow pursuant to an Exchange Agreement                                  4,150                2,757
Due from reinsurers                                                                     2,062                1,713
Other assets                                                                              287                  134
Separate account assets                                                             1,048,953              950,292
                                                                                  -----------          -----------
Total assets                                                                      $ 1,197,688          $ 1,044,760
                                                                                  ===========          ===========

Liabilities and stockholder's equity
Liabilities:
    Insurance and annuity reserves (including $1,641 and $17 of
        unamortized deferred sales load)                                          $    33,673          $     1,051
    Due to affiliates and separate accounts                                               675                  660
    Accrued expenses and other liabilities                                              1,329                1,053
    Payable for investment purchases                                                    7,938                    -
    Unearned revenue                                                                    6,556                1,759
    Adjustable principal amount promissory note, 7.50%, due 1997                          439                  439
    Separate account liabilities (including $41,566 and $48,924 of
        unamortized deferred sales load)                                            1,048,953              950,292
                                                                                  -----------          -----------
Total liabilities                                                                   1,099,563              955,254

Commitments and contingencies

Stockholder's equity
Common stock, par value $10 per share, authorized, issued, and
    outstanding 250,000 shares                                                          2,500                2,500
Redeemable preferred stock, par value $5,000 per share, 50,000 shares
   authorized, 10,000 issued and outstanding                                           50,000               50,000
Additional paid-in capital                                                             45,030               37,086
Net unrealized appreciation (depreciation) of securities                                  658                   (1)
Retained earnings (deficit)                                                               (63)                 (79)
                                                                                  -----------          -----------
Total stockholder's equity                                                             98,125               89,506
                                                                                  -----------          -----------


Total liabilities and stockholder's equity                                        $ 1,197,688          $ 1,044,760
                                                                                  ===========          ===========

See accompanying notes.

                     Golden American Life Insurance Company

                            Statements of Operations

                     (In thousands except per share amount)

                                                        Year ended December 31
                                                   1995          1994           1993
                                              --------------------------------------------
Revenues
Variable life and annuity product fees and
  policy charges                                $  18,388      $  17,519     $   10,192
Management fee revenue                                987              -              -
Net investment income                               2,818            560            216
Realized capital gain (loss)                          297             65             35
                                              --------------------------------------------
Total revenues                                     22,490         18,144         10,443

Expenses
Policy benefits                                     3,146             35          1,747
Commissions and overrides                           7,653         16,741         34,260
Salaries, benefits and other employee-
  related costs                                     6,601          5,866              -
Financing charges and interest                          -          1,962            726
Other general, administrative, and operating
  expenses                                          7,268          7,665          9,248
Deferral of policy acquisition costs               (9,804)       (23,119)       (37,129)
Amortization of deferred policy acquisition
  costs                                             2,710          4,608          2,027
Amortization of costs assigned to insurance
  contracts in force                                1,552          2,164          1,357
                                              --------------------------------------------
Total expenses                                     19,126         15,922         12,236
                                              --------------------------------------------
Net income (loss)                               $   3,364      $   2,222     $  (1,793)
                                              ============================================


See accompanying notes.

                     Golden American Life Insurance Company

                  Statements of Changes in Stockholder's Equity

                  Years ended December 31, 1995, 1994 and 1993

                       (In thousands, except share amount)


                                                                                            Unrealized
                                      Shares     Shares                         Additional Appreciation    Retained      Total
                                      Common   Preferred   Common    Preferred   Paid-in   (Depreciation)  Earnings    Stockholder's
                                      Stock      Stock     Stock       Stock     Capital   of Securities  (Deficit)      Equity
                                     -----------------------------------------------------------------------------------------------
Balances at January 1, 1993          150,000              $ 1,500               $13,336    $    14         $   (508)    $ 14,342

Issuance of common stock             100,000                1,000                                                          1,000
Contribution of capital                                                          15,000                                   15,000
Net loss                                                                                                     (1,793)      (1,793)
Change in unrealized appreciation
  of securities                                                                                 48              -             48
                                     -----------------------------------------------------------------------------------------------
Balances at December 31, 1993        250,000        -       2,500  $     -       28,336         62           (2,301)      28,597

Issuance of preferred stock                      10,000               50,000                                              50,000
Contribution of capital                                                           8,750                                    8,750
Net income                                                                                                    2,222        2,222
Change in unrealized depreciation
  of securities                                                                                (63)                          (63)
                                     -----------------------------------------------------------------------------------------------
Balances at December 31, 1994        250,000     10,000     2,500     50,000     37,086         (1)             (79)      89,506

Contribution of capital                                                           7,944                                    7,944
Net income                                                                                                    3,364        3,364
Preferred stock dividends                                                                                    (3,348)      (3,348)
Change in unrealized appreciation
  of securities                                                                                659                           659
                                     -----------------------------------------------------------------------------------------------
Balances at December 31, 1995        250,000     10,000   $ 2,500    $50,000    $45,030    $   658         $    (63)    $ 98,125
                                     ===============================================================================================


See accompanying notes.

                     Golden American Life Insurance Company

                            Statements of Cash Flows

                                 (In thousands)

                                                                        Year ended December 31
                                                                     1995        1994        1993
                                                                   --------    --------    --------
Operating activities
Net income (loss)                                                  $  3,364    $  2,222    $ (1,793)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Amortization of deferred policy acquisition costs             2,710       4,608       2,027
        Amortization of costs assigned to insurance contracts in
           force                                                      1,552       2,164       1,357
        Change in unearned revenue                                    4,949       1,594      (1,141)
        Increase in accrued investment income                          (676)        (24)         (1)
        Change in due to/from affiliates and separate accounts         (149)     (3,299)      2,976
        Changes in other assets, accrued expenses and other
           liabilities                                                 (226)     (1,552)         42
        Policy acquisition costs deferred                            (9,804)    (23,119)    (37,129)
        Change in insurance and annuity reserves                      4,664      (1,370)        550
        Net amortization of premium (discount) on fixed maturity
           investments and funds held in escrow                        (142)         13         -
                                                                   --------    --------    --------
Net cash provided by (used in) operating activities                   6,242     (18,763)    (33,112)

Investing activities
Purchases of fixed maturities                                       (61,723)       (857)       (543)
Sales of fixed maturities                                            23,729         319         552
Purchases of common stock                                               (10)         (7)       (260)
Sales of common stock                                                   -           250         240
(Increase) decrease in policy loans                                  (1,508)       (369)        202
Funds held in escrow pursuant to an Exchange Agreement               (1,242)     (1,382)     (1,375)
                                                                   --------    --------    --------
Net cash used in investing activities                               (40,754)     (2,046)     (1,184)

Financing activities
(Retirement) issuances of short-term debt                               -       (40,000)     33,600
Investment contract deposits                                         29,501         -           -
Investment contract withdrawals                                      (1,543)        -           -
Issuance of common stock                                                -           -         1,000
Issuance of preferred stock                                             -        50,000         -
Preferred stock dividend paid                                        (3,348)        -           -
Contribution of capital by parent                                     7,944       8,750      15,000
                                                                   --------    --------    --------
Net cash provided by financing activities                            32,554      18,750      49,600
                                                                   --------    --------    --------
Net (decrease) increase in cash and short-term investments           (1,958)     (2,059)     15,304
Cash and short-term investments at beginning of year                 17,249      19,308       4,004
                                                                   --------    --------    --------
Cash and short-term investments at end of year                     $ 15,291    $ 17,249    $ 19,308
                                                                   ========    ========    ========

See accompanying notes.

                     Golden American Life Insurance Company

                          Notes to Financial Statements

                                December 31, 1995


1. Organization

Effective September 30, 1992, Golden American Life Insurance Company ("Golden American") became a wholly-owned subsidiary of BT Variable, Inc. ("BTV"), an indirect wholly-owned subsidiary of Bankers Trust Company ("Bankers Trust"). Previously, Golden American was owned by Mutual Benefit Life Insurance Company in Rehabilitation ("Mutual Benefit"). Golden American is primarily engaged in the issuance of variable insurance products and is licensed as a life insurance company in the District of Columbia and all states except New York. Effective December 30, 1993, Golden American was redomesticated from the State of Minnesota to the State of Delaware.

In a transaction that closed on September 30, 1992, Bankers Trust acquired from Mutual Benefit, in accordance with the terms of an Exchange Agreement, all of the issued and outstanding capital stock of Golden American and Directed Services, Inc. ("DSI"), an affiliate of Golden American, and certain related assets and contributed them to BTV. The portion of the aggregate consideration exchanged by Bankers Trust, allocable to Golden American, was valued at approximately $11,600 thousand, subject to subsequent adjustment pursuant to the Exchange Agreement. This allocation was based primarily on the estimated value of insurance contracts in force and also included the acquisition of net tangible assets of $400 thousand. The transaction involved settlement of pre-existing claims of Bankers Trust against Mutual Benefit. The ultimate value of these claims has not yet been determined by the Superior Court of New Jersey and is contingently supported by a $5,000 thousand note payable from Golden American and a $6,000 thousand letter of credit from Bankers Trust. The Golden American note is secured by a pledge of Golden American's right to receive certain deferred sales loads. Bankers Trust has estimated that the contingent liability due from Golden American amounted to $439 thousand at December 31, 1995 and 1994. Golden American deposited with an escrow agent $1,225 thousand and $1,300 thousand in 1995 and 1994, respectively, pursuant to certain provisions of the Exchange Agreement.

In addition, concurrent with the closing, Bankers Trust entered into an agreement with Golden American to cause Golden American, commencing with the closing and for so long as Bankers Trust continues to own, directly or indirectly, all the issued and outstanding capital stock of Golden American, to have at all times statutory capital and surplus of no less than the sum of (i) $5,000 thousand and (ii) an amount equal to 1% of the statutory-basis separate account liabilities of Golden American. During 1995, 1994, and 1993 BTV contributed additional capital and paid-in surplus of $7,944 thousand, $8,750 thousand, and $16,000 thousand, respectively, to Golden American. In 1994, Golden American issued $50,000 thousand of preferred stock that was purchased by BTV for $50,000 thousand in cash.

                     Golden American Life Insurance Company

2. Summary of Significant Accounting Policies

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Presentation

The accompanying financial statements have been presented in accordance with generally accepted accounting principles ("GAAP"). The acquisition of Golden American has been accounted for as a purchase by Bankers Trust and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at September 30, 1992. In accordance with requirements of the Securities and Exchange Commission, this new basis of accounting has been "pushed down" to Golden American.

Investments

Fixed maturities are considered available for sale and are carried at market in 1995. Previously fixed maturities were treated as held until maturity and carried at cost. Short-term investments are carried at cost, which approximates market. Equity securities, principally investments in mutual funds, are carried at market based on quoted market prices. Net unrealized appreciation of equity securities is included as a component of stockholder's equity. The cost of investments sold is determined by using the specific identification method.

Variable Life and Annuity Products

Variable life and annuity products include individual and group flexible premium variable life insurance policies and annuity products. Golden American provides for variable accumulation and benefits under the policies and contracts by crediting life and annuity considerations in accordance with contractholder direction to one or more divisions within various variable separate accounts or fixed interest divisions. Golden American's fixed interest divisions include the Guaranteed Interest Division, the Fixed Interest Division, and the Market Value Adjusted Fixed Interest separate account.

                     Golden American Life Insurance Company

2. Summary of Significant Accounting Policies (continued)

Separate Accounts

Variable separate accounts assets and liabilities reported in the accompanying balance sheets represent funds that are separately administered principally for variable life policies and annuity contracts and for which the policyholders and contractholders rather than Golden American bear the investment risk. At the direction of the policyowners and contractholders, the separate accounts invest the premium and annuity considerations from the sale of variable life and annuity products either in shares of specified mutual funds or directly in other investments. The assets and liabilities of Golden American's separate accounts are clearly identified and segregated from other assets and liabilities of Golden American. The portion of the separate account assets applicable to variable life policies and variable annuity contracts cannot be charged with liabilities arising out of any other business Golden American may conduct.

Variable separate account assets carried at fair value of the underlying investments generally represent policyowner and contractholder investment values maintained in the accounts. Variable separate account liabilities represent account balances for the variable life policies and annuity contracts invested in the separate accounts. Net investment income and realized and unrealized capital gains and losses related to separate account assets are not reflected in the accompanying statements of operations of Golden American.

Revenue Recognition

Revenues from variable life and annuity products consists of charges for mortality and expense risk, cost of insurance, contract administration, and surrender charges, as applicable to each contract. In addition, most life and annuity contracts provide for a distribution fee collected for a limited number of years after each premium deposit, as defined in each applicable contract. For life contracts, the distribution fee is based on the premiums collected, the face amount issued, and the underwriting characteristics of each insured. For annuity contracts, the distribution fee is based on the amount of premiums collected and allocated to the variable separate accounts. Revenue recognition of collected distribution fees is amortized over the life of the contract in proportion to its expected gross profits. The balance of unrecognized revenue related to the distribution fees is reported as unearned revenue.

                     Golden American Life Insurance Company

2. Summary of Significant Accounting Policies (continued)

Costs Assigned to Insurance Contracts in Force

The costs assigned to insurance contracts in force represents the value of the right to receive future profits from the life insurance and annuity policies existing at the date of acquisition from Mutual Benefit. Such value is the actuarially-determined present value of projected future profits from the acquired contracts discounted at an interest rate of 15%. Costs assigned to insurance contracts in force is being amortized over the estimated life of the applicable insurance contracts in relation to estimated future gross profits.

The following is a reconciliation of the costs assigned to insurance contracts in force for the years ended December 31, 1995, 1994 and 1993.

                                        Year ended December 31
                                 1995            1994            1993
                               --------        --------        --------
                                           (In Thousands)

     Beginning balance         $  7,620        $  9,784        $ 11,140
     Interest accrued               548             696             942
     Amortization                (2,100)         (2,860)         (2,298)
                               --------        --------        --------
     Ending balance            $  6,068        $  7,620        $  9,784
                               ========        ========        ========

                     Golden American Life Insurance Company

2. Summary of Significant Accounting Policies (continued)

Costs Assigned to Insurance Contracts in Force

The following table presents the expected amortization of the costs assigned to insurance contracts in force over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits.

                                      (In Thousands)

                   1996                $    1,424
                   1997                     1,200
                   1998                       918
                   1999                       559
                   2000                       430

Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist primarily of commissions, certain underwriting expenses and the costs of issuing policies that vary with and are directly related to the production of new and renewal business. Acquisition costs for variable life and annuity products are being amortized over the lives of the policies in relation to the present value of estimated future gross profits. The future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date.

Insurance and Annuity Reserves

Insurance and annuity reserves represent variable life and annuity account balances invested in the fixed interest divisions, policy loan balances on variable life policies, and supplementary contract reserves on annuitized policies. Interest credited rates for the fixed interest divisions ranged from 4% to 7% during 1995 and 1994.

Policy Benefits

Policy benefits that are charged to expense include benefits incurred in the period in excess of the related policy account balances and interest credited to policy account balances invested in the fixed interest divisions.

                     Golden American Life Insurance Company

2. Summary of Significant Accounting Policies (continued)

Reinsurance

Included in the accompanying financial statements are net considerations to reinsurers of $2,800 thousand and $2,400 thousand and net policy benefits recoveries of $3,500 thousand and $1,900 thousand in 1995 and 1994, respectively. Effective September 30, 1992, Golden American terminated all reinsurance agreements with Mutual Benefit. Subsequently, Golden American entered into agreements covering substantially all of the mortality risks under both life policies and annuity contracts with unaffiliated reinsurers. Golden American remains liable to the extent that its reinsurers do not meet their obligations under the reinsurance agreements. Reinsurance in-force for life mortality risks were $24,700 thousand and $23,000 thousand at December 31, 1995 and 1994 and for annuity mortality risks were $83,500 thousand and $149,600 thousand at December 31, 1995 and 1994, respectively.

Effective June 1, 1994, Golden American entered into a reinsurance agreement on a modified coinsurance basis with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty which reduced net income by $109 thousand and $27 thousand in 1995 and 1994, respectively.

Cash Equivalents

The Company considers all short-term investments (including commercial paper, money markets, and certificates of deposit) with a maturity of three months or less when purchased to be cash equivalents.

3. Fair Value of Financial Instruments

Golden American has evaluated its financial instruments, principally short-term investments, policy loans, the adjustable principal amount promissory note, and insurance and annuity reserves and determined that carrying amounts reported in the balance sheets approximate fair value.

                     Golden American Life Insurance Company

4. Investments

The major categories of investment income for 1995, 1994 and 1993 are summarized as follows:

                                            1995           1994           1993
                                           -------        -------        -------
                                                      (In thousands)

         Fixed maturities                  $ 1,610        $   142        $   114
         Short-term investments                899            226             90
         Equity securities                    --                1              1
         Policy loans                           56             11             11
         Cash                                  148             99           --
         Funds held in escrow                  166             83           --
                                           -------        -------        -------
         Gross investment income             2,879            562            216
         Investment expenses                   (61)            (2)          --
                                           -------        -------        -------
         Net investment income             $ 2,818        $   560        $   216
                                           =======        =======        =======

A summary of investments in debt securities, including fixed maturities and short-term investments, at December 31, 1995 and 1994 is as follows:

                                                            Gross
                                                          Unrealized   Estimated
                                                Amortized    Gains       Market
                                                   Cost    (Losses)      Value
                                                 --------   --------    --------
                                                        (In thousands)

At December 31, 1995:
      U.S. Treasury securities                   $ 17,832   $     92    $ 17,924
      U.S. Government-backed securities             2,037         86       2,123
      Corporate securities                         44,416        780      45,196
                                                 --------   --------    --------
                                                 $ 64,285   $    958    $ 65,243
                                                 ========   ========    ========
At December 31, 1994:
      U.S. Treasury securities                   $ 16,682   $    (90)   $ 16,592
                                                 ========   ========    ========

                     Golden American Life Insurance Company

4. Investments (continued)

                                                1995                1994
                                         --------------------------------------
                                                   Estimated           Estimated
                                         Amortized  Market   Amortized  Market
                                           Cost      Value     Cost      Value
                                          -------   -------   -------   -------
                                                     (In thousands)
 Due in one year or less                  $17,398   $17,408   $14,634   $14,622
 Due after one year through five years     39,023    39,467       850       827
 Due after five years through ten years     6,818     7,201     1,198     1,143
 Due after ten years through twenty years   1,046     1,167      --        --
                                          -------   -------   -------   -------
                                          $64,285   $65,243   $16,682   $16,592
                                          =======   =======   =======   =======

At December 31, 1995 and 1994, gross unrealized (depreciation) appreciation of marketable equity securities recognized directly in stockholder's equity was $3 thousand and $(1) thousand, respectively.

At December 31, 1995 and 1994, $2,711 thousand and $2,695 thousand, respectively, in principal amount of fixed maturity investments were on deposit with regulatory authorities pursuant to certain statutory requirements.

                     Golden American Life Insurance Company

5. Stockholder's Equity

The payment of cash dividends by Golden American is subject to statutory restrictions equal to the higher of 10% of surplus as regards policyholders or 100% of the prior year's net gain, not to exceed unassigned surplus. The maximum dividend payout which may be made without prior approval in 1996 is $6,636 thousand. Golden American is required to maintain a minimum total statutory-basis capital and surplus of not less than $5,000 thousand under the provisions of the insurance laws of certain states in which it is presently licensed to sell variable life and annuity products.

A reconciliation of Golden American's GAAP-basis stockholder's equity as of December 31, 1995 and 1994 and net loss for the years ended December 31, 1995 and 1994 to its statutory-basis capital and surplus and net loss included in the accompanying financial statements is as follows:

                                        Capital and Surplus     Net Income/(Loss)
                                       --------------------------------------------
                                         1995        1994        1995        1994
                                       --------    --------    --------    --------
                                                    (In Thousands)

GAAP-basis                             $ 98,125    $ 89,506    $  3,364    $  2,222
Asset valuation reserve/interest
    maintenance reserve                    (506)        (42)         28           3
Fixed maturities from acquisition            (2)        (76)         74          14
Deferred policy acquisition costs       (67,314)    (60,662)     (7,094)    (18,511)
Cost assigned to insurance contracts
    in force                             (6,057)     (7,620)      1,552       2,164
Deferred sales loads, surrender
    charges and policy charges           40,150      49,223      (9,073)      7,000
Reserves                                 (1,972)     (4,985)      3,013      (5,017)
Unearned revenue                          6,556       1,759       4,949       1,594
Other                                    (1,665)       (811)       (930)       (729)
Unrealized appreciation of fixed
    maturity investments                   (958)        -           -           -
                                       --------    --------    --------    --------
Statutory-basis                        $ 66,357    $ 66,292    $ (4,117)   $(11,260)
                                       ========    ========    ========    ========

                     Golden American Life Insurance Company

5. Stockholder's Equity (continued)

During 1992, the NAIC approved certain Risk-Based Capital ("RBC") requirements for life/health insurance companies. Those requirements were effective beginning in 1993 and require that the amount of capital maintained by an insurance company is to be determined based on the various risk factors related to it. At December 31, 1995 and 1994, Golden American met the RBC requirements.

On December 30, 1994, Golden American issued 10,000 shares of Redeemable Preferred Stock. Dividends declared and paid on the Redeemable Preferred Stock were $3.35 million or $334.79 per share in 1995. As of December 31, 1994, Dividends in Arrears on the Redeemable Preferred Stock were $17.9 thousand or $1.79 per share. The dividends are cumulative and are calculated based on a rate not to exceed the sum of the Prime Rate and 1.5%. The Redeemable Preferred Stock is redeemable at the option of Golden American at the redemption price of $5 thousand per share subject to appropriate regulatory approvals.

6. Related Party Transactions

DSI acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) of the variable insurance products issued by Golden American which as of December 31, 1995, are sold primarily through two broker/dealer institutions. For the years ended
December 31, 1995, 1994 and 1993, commissions paid by Golden American to DSI aggregated $8,440 thousand, $17,569 thousand, and $34,260 thousand, respectively.

Golden American provided to DSI certain of its personnel to perform management, administrative and clerical services and the use of certain facilities. Golden American charged DSI for such expenses and all other general and administrative costs, first on the basis of direct charges when identifiable, and the remainder allocated based on the estimated amount of time spent by Golden American's employees on behalf of DSI. In the opinion of management, this method of cost allocation is reasonable. For the years ended December 31, 1994 and 1993, expenses allocated to DSI were $1,983 thousand

                     Golden American Life Insurance Company

6. Related Party Transactions (continued)

and $2,013 thousand, respectively, which were comprised of allocated salary charges, premise and equipment charges, and other expenses.

In 1995, the service agreement between DSI and Golden American was amended to provide for a management fee from DSI to Golden American. This fee, for managerial and supervisory services provided by Golden American calculated as a percentage of average assets in the variable separate accounts, was $987 thousand for 1995.

Prior to 1994, Golden American had entered into agreements with DSI to perform services related to the management of its investments and the distribution of its products. For the year 1993, Golden American incurred $311 thousand for such services. The agreement was terminated as of January 1, 1994.

Prior to 1994, Golden American had arranged with BTV to perform services related to the development and administration of its products. For the year 1993, fees earned by BTV from Golden American for these services aggregated $2,701 thousand. The agreement was terminated as of January 1, 1994.

In addition, prior to 1994, BTV provided to Golden American certain of its personnel to perform management, administrative and clerical services and the use of certain of its facilities. BTV charged Golden American for such expenses and all other general and administrative costs, first on the basis of direct charges when identifiable, and second allocated based on the estimated amount of time spent by BTV's employees on behalf of Golden American. For the year 1993, BTV allocated to Golden American $1,503 thousand. The agreement was terminated on January 1, 1994.

Golden American maintains cash on deposit at Bankers Trust.

7. Income Taxes

Golden American is taxed, on a separate company basis, as a life insurance company pursuant to applicable provisions of the Internal Revenue Code (the "Code"). At December 31, 1995 and 1994, Golden American had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $22,600 thousand and $17,400 thousand, respectively. Approximately $2,400 thousand of these NOL's, relating to operations prior to ownership by Mutual Benefit, can be used to offset future taxable income of Golden American only through the year 2005, subject to annual limitations. Approximately $800 thousand, $4,100 thousand, $10,100 thousand and $5,200 thousand are available through the years 2007, 2008, 2009, and 2010, respectively.

                     Golden American Life Insurance Company

7. Income Taxes (continued)

Significant components of Golden American's deferred tax liabilities and assets are as follows:

                                                                 December 31
                                                              1995         1994
                                                            -------      -------
                                                               (In thousands)
Deferred tax liabilities:
    Deferred policy acquisition costs                       $23,560      $21,200
    Unamortized cost assigned to insurance
        contracts in force                                    2,120        2,700
    Other                                                       598         --
                                                            -------      -------
                                                             26,278       23,900

Deferred tax assets:
    Net operating loss carryforwards                          7,891        6,000
    Insurance liabilities                                    15,520       15,200
    Deferred policy acquisition costs
        proxy tax                                             3,666        3,700
    Other                                                        57          700
                                                            -------      -------
                                                             27,134       25,600

Valuation allowance for deferred tax assets                     856        1,700
                                                            -------      -------
Net deferred tax liabilities                                $  --        $  --
                                                            =======      =======

The following is an analysis of the difference between the U.S. Federal statutory income tax rate and the effective tax rate on income (loss) before income taxes:

                                           1995          1994           1993
                                         -------        -------        -------
Federal statutory rate                        35%            35%            35%
                                         =======        =======        =======

                                                     (In Thousands)

Taxes at statutory rate                  $ 1,177        $   778        $  (627)
Dividends received deduction                (350)          (368)          (194)
Other, net                                    17           (210)          (379)

                     Golden American Life Insurance Company

Valuation allowance                         (844)          (200)         1,200
                                         =======        =======        =======
Taxes based on income (loss)             $  --          $  --          $  --
                                         =======        =======        =======

                     Golden American Life Insurance Company

8. Short-term Debt

All short-term debt was repaid as of December 30, 1994. Interest paid during 1994 and 1993 was $1,962 thousand and $726 thousand, respectively. The repayment of amounts borrowed under this loan had been guaranteed by Bankers Trust.

9. Pension and Profit Sharing Plan and Other Employee Benefits

The Company's employees are covered under the Parent's benefit plans. The noncontributory pension plan and the profit sharing plan of the Parent are also available to eligible employees of the Company. Total 1995 and 1994 expenses relating to these Parent company benefit plans were $200 thousand and $200 thousand, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY

               By/s/   STEPHEN J. PRESTON
                       ---------------------------------------------------
                       Stephen J. Preston
                       Senior Vice President, Controller and Chief Actuary

March 27, 1996

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

     Signature                 Title                               Date
     ---------                 -----                               ----

     TERRY KENDALL             Chairman, Chief Executive
/s/  --------------------      Officer and President
     Terry Kendall             (Principal Executive Officer)    March 27, 1996

               *
/s/  --------------------
     Rich A. Marin             Director                         March 27, 1996


     STEPHEN J. PRESTON
/s/  ---------------------     Senior Vice President
     Stephen J. Preston        Chief Actuary, & Controller      March 27, 1996

Financial Statement Schedules

Schedule I - Summary of Investments -
Other Than Investments in Related Parties

Golden American Life Insurance Company

December 31, 1995

Column A                                    Column B         Column C       Column D
- -------------------------------------------------------------------------------------
                                                                            Amount at
                                                                          Which Shown
                                                                            in Balance
Type of Investment                            Cost             Value          Sheet
- -------------------------------------------------------------------------------------
                                                          (In thousands)
Fixed maturity security, available-for-sale:
  Bonds:
    United States Government and government
        agencies and authorities               $13,332          $13,510       $13,510
    Public utilities                             5,276            5,302         5,302
    All other corporate bonds                   30,063           30,817        30,817
                                               -------          -------       -------
Total                                           48,671           49,629        49,629
                                               -------          -------       -------

Equity securities, available-for-sale:
  Common stocks:
    Industrial, miscellaneous, and all other        27               29            29
                                               -------          -------       -------
Total                                               27               29            29

Policy loans                                     2,021            2,021         2,021
Other investments                               15,614           15,614        15,614
                                               -------          -------       -------
Total investments                              $66,333          $67,293       $67,293
                                               =======          =======       =======

Schedule VI - Reinsurance
Golden American Life Insurance Company

COL A                                      COL.B          COL. C       COL. D         COL. E     COL. F
- ---------------------------------------------------------------------------------------------------------
                                                                                                  % of
                                                         Ceded to      Assumed                   Amount
                                           Gross           Other     from Other         Net      Assumed
                                          Amount         Companies    Companies       Amount     to Net
- ---------------------------------------------------------------------------------------------------------

Year Ended December 31, 1995:
   Life insurance in force1             $38,383,000     $24,709,000       $-        $13,674,000     0%
                                       =============   =============   =========   =============   ======

Year Ended December 31, 1994:
  Life insurance in force               $30,227,000     $23,061,000       $-         $7,166,000     0%
                                       =============   =============   =========   =============   ======

Year Ended December 31, 1993:
  Life insurance in force               $19,166,000     $15,274,000       $-         $3,893,000     0%
                                       =============   =============   =========   =============   ======


1 At end of year.