Form 10-Q
period 1996-03-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1996-05-15
CIK 836658

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Period Ended March 31, 1996.

Commission file number 33-87272

                GOLDEN AMERICAN LIFE INSURANCE COMPANY
- ----------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                                  41-0991508
- ----------------------------------    --------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

1001 Jefferson Street, Suite 400
Wilmington, DE                                      19801
- ----------------------------------    --------------------------------------
(Address of principal executive                   (Zip Code)
           offices)

                         (302) 576-3400
- ----------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

                    Not applicable
- ----------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $10 Par Value - 250,000 shares as of May 10, 1996

NOTE:     WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE
CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (I)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT.

                 GOLDEN AMERICAN LIFE INSURANCE COMPANY
                 --------------------------------------
                                  INDEX
                                  -----


                                                                  PAGE
Part 1.   Financial Information

Item 1.   Financial Statements (Unaudited)

          Condensed balance sheets March 31, 1996
               and December 31, 1995                                3

          Condensed statements of income - Quarter ended
               March 31, 1996 and 1995                              4

          Condensed statements of cash flows - Quarter ended
               March 31, 1996 and 1995                              5

          Notes to condensed financial statement -
               March 31, 1996                                       6


Item 2.  Management's Narrative Analysis of the Results of
              Operations                                            6


Part II.  Other Information                                         7

Item 1.   Legal Proceedings                                         7

Item 5.   Other Information - Events Subsequent                     7

Item 6.   Exhibits and Reports on Form 8-K                          7


Signatures                                                          7

Part 1. Financial Information

Item 1. Financial Statements

Golden American Life Insurance Company
- -------------------------------------------------
Condensed Balance Sheets (unaudited)
                                                   March 31, 1996     December 31, 1995
                                                   --------------     -----------------
                                                            (in thousands)
Assets:
  Fixed maturities available for sale             $         105,793   $          49,629
  Short-term investments                                     14,003              15,614
  Equity securities, at market value                             30                  29
  Policy loans                                                2,769               2,021
  Cash                                                         (679)               (323)
  Accrued investment income                                   2,236                 768
  Deferred policy acquisition costs                          75,816              67,314
  Other assets                                               13,530              13,683
  Separate account assets                                 1,100,781           1,048,953
                                                  -----------------   -----------------
  Total assets                                    $       1,314,279   $       1,197,688
                                                  =================   =================

Liabilities and shareholder's equity:
  Liabilities:
  Insurance and annuity reserves                  $         102,524   $          33,673
  Accrued expenses and other liabilities                     12,845              16,937
  Separate account liabilities                            1,100,781           1,048,953
                                                  -----------------   -----------------
  Total liabilities                                       1,216,150           1,099,563
                                                  -----------------   -----------------

Shareholder's equity:
  Common Stock                                    $           2,500   $           2,500
  Preferred Stock                                            50,000              50,000
  Additional paid-in capital                                 45,030              45,030
  Unrealized appreciation (depreciation) of
    equity securities                                             4                   2
  Unrealized appreciation (depreciation) on
    fixed maturities available-for-sale                        (108)                656
  Retained earnings                                             703                 (63)
                                                  -----------------   -----------------
  Total shareholder's equity                                 98,129              98,125
                                                   ----------------   -----------------
Total liabilities and shareholder's equity        $       1,314,279   $       1,197,688
                                                  =================   =================

See Notes to the Financial Statements


Golden American Life Insurance Company
- -------------------------------------------------
Condensed Statements of Income (unaudited)
                                                        Quarter Ended March 31,
                                                        -----------------------
                                                             (in thousands)
                                                         1996               1995
                                                      ----------         ----------
Revenues:
  Life and annuity product fees and policy
    charges                                       $           4,449   $           4,643
  Management fee revenue                                        540                   -
  Net investment income                                       1,370                 406
  Realized capital gains/(losses)                              (327)                (34)
                                                  -----------------   -----------------
                                                              6,032               5,015

Expenses:
  Operating and administrative                                4,254               3,956
  Amortization of deferred policy acquisition
    Costs                                                       291               1,216
                                                  -----------------   -----------------
                                                              4,545               5,172
                                                  -----------------   -----------------
Net Income                                        $           1,487   $            (157)
                                                  =================   =================



Golden American Life Insurance Company
- -------------------------------------------------
Condensed Statements of Cash Flows (unaudited)
                                                        Quarter Ended March 31,
                                                        -----------------------
                                                             (in thousands)
                                                         1996               1995
                                                      ----------         ----------
Net cash provided by operating activities         $          (4,910)  $          17,471

Investing activities:
  Purchases of investments                                 (115,199)            (19,216)
  Sales and redemptions of investments                       53,727               4,386
  (Purchases) sales of short-term investments                 1,611              (1,407)
  (Increase) decrease in policy loans                          (748)             (1,508)
                                                  -----------------   -----------------
Net cash provided (by used) in investing
    activities                                              (60,609)            (17,745)

Financing Activities:
  Investment contract deposits                               66,987                   -
  Investment contract withdrawals                            (1,824)                  -
  Dividends paid on preferred stock                               -                (763)
                                                  -----------------   -----------------
  Net cash provided by (used in) financing
      activities                                             65,163                (763)
                                                  -----------------   -----------------
  (Decrease) in cash                                           (356)             (1,037)
  Cash at beginning of period                                  (323)              3,316
                                                  -----------------   -----------------
  Cash at end of period                           $            (679)  $           2,279
                                                  =================   =================

See Notes to the Financial Statements



                 GOLDEN AMERICAN LIFE INSURANCE COMPANY


Notes to Condensed Financial Statements

(unaudited)

March 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Golden American Life Insurance Company annual report on form 10-K for the year ended December 31, 1995.

Item 2.   Management's Narrative Analysis of the Results of Operations

Net income for the first three months of 1996 was $1.49 million, an increase of $1.64 million from the $.16 million loss for the first three months of 1995. Premiums for the first three months of 1996 were $120.60 million, an increase of $93.63 million or 347% from the comparative period in 1995.

Life and annuity product fees and policy charges decreased from $4.64 million for the first three months of 1995 to $4.45 million for the first three months of 1996, a decrease of $.19 million or 4%. The decrease is attributable to a $.27 million decline in surrender charges collected due to higher overall persistency in the first quarter, plus a decrease of $.34 million in the revenue recognition of distribution fees offset by a $.42 million increase in the asset based fees earned from the increasing block of business.

In fourth quarter 1995, the service agreement between DSI and Golden American was amended to provide for a management fee from DSI to Golden American for certain managerial and supervisory services provided by Golden American. This fee, calculated as a percentage of average assets in the variable separate accounts, was $.54 million for the first three months of 1996.

Net investment income was $1.37 million for the first three months of 1996, an increase of $.96 million or 37% over the comparable 1995 period. The increase was primarily due to the additional investment income earned on invested assets held to back the fixed interest divisions that were introduced in 1995.

Realized losses increased from $.03 million for the first three months of 1995 to $.33 million for the comparative 1996 period, an increase of 962%. The increase was attributable to changes in short term interest rates that led to losses on funds held in temporary short term investment vehicles prior to being reinvested in more suitable, longer term securities.

Operating and administrative expenses were $4.25 million for the first three months of 1996, an increase of $.30 million or 8% from the comparable 1995 period. The increase was due to an increase of $.92 million in interest credited to the fixed interest divisions, offset by a reduction in benefits expense of $.23 million, a reduction in the amortization of the unamortized costs assigned to insurance contracts in force, and a reduction of other expenses of approximately $.20 million.

Amortization of deferred policy acquisition costs (DPAC) was $.29 million for the first three months of 1996, a decrease of $.93 million or 76% from the comparative prior year period. The DPAC is being amortized over the lives of the policies in relation to the present value of estimated future gross profits. The relatively strong performance of the funds in 1996 has slowed the amortization in 1996 as compared to 1995.

Part II.  Other Information

Item 1.   Legal Proceedings

Golden  American,  as  an insurance company, is ordinarily  involved  in
litigation.   We do not believe that any current litigation is  material and we do not expect to incur significant losses from such actions.

Item 5.   Other Information - Events Subsequent.

Equitable of Iowa Companies ("Equitable of Iowa") and Whitewood Properties Corp., a Subsidiary of Bankers Trust Company, have entered into a definitive agreement providing for the acquisition by Equitable of Iowa of all interest in BT Variable, Inc. BT Variable, Inc., an indirect subsidiary of Bankers Trust Company, is the corporate parent of Golden American and DSI. The acquisition, which is subject to the approval of the appropriate regulators and satisfaction of certain other customary conditions set forth in the agreement, is expected to close during the second half of 1996. With assets of $10 billion as of March 31, 1996, Equitable of Iowa is the holding company for Equitable Life Insurance Company of Iowa, USG Annuity & Life Company, Locust Street Securities, Inc., and Equitable Investment Services, Inc.

Item 6.   Exhibits and Reports on Form 8-k.

     a)   Exhibits:

          27   Financial Data Schedule

     b)   Reports on Form 8-k:     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Golden American Life Insurance Company
                              --------------------------------------

Date:  May 14, 1995                By/s
       -----------------           ------------------------------
                                   Stephen J. Preston
                                   Senior Vice President, Controller
                                        and Chief Actuary

                                   Signing on behalf of the
                                        registrant and as chief
                                        accounting officer.