Form 10-Q
period 1996-06-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1996-08-09
CIK 836658

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Period Ended June 30, 1996.

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


Common Stock, $10 Par Value - 250,000 shares as of  August 7, 1996

NOTE:     WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE
CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (I)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT.

                GOLDEN AMERICAN LIFE INSURANCE COMPANY
                --------------------------------------
                                 INDEX
                                 -----

                                                                     PAGE
Part 1.   Financial Information

Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets -  June 30, 1996 and
          December 31, 1995                                           3

     Condensed  consolidated statements of income - Quarter
          ended June 30, 1996 and 1995                                4

     Condensed  consolidated statements of income - Six months
          ended June 30, 1996 and 1995                                4

     Condensed consolidated statements of cash flows - Six
          months ended June 30, 1996 and 1995                         5

     Notes to condensed consolidated financial statement -
          June 30, 1996                                               6

Item 2.  Management's Narrative Analysis of the Results of
              Operations                                              6


Part II.  Other Information                                           7

Item 1. Legal Proceedings                                             7

Item 5.   Other Information -  Events Subsequent                      7

Item 6.  Exhibits and Reports on Form 8-K                             7

Signatures                                                            7

Part 1. Financial Information

Item 1. Financial Statements

Golden American Life Insurance Company
- --------------------------------------
Condensed Balance Sheets (unaudited)

                                             June 31, 1996  December 31, 1995
                                             -------------  -----------------
                                                     (in thousands)
Assets:
  Fixed maturities available for sale        $  151,152     $   49,629
  Short-term investments                          8,850         15,614
  Equity securities                                  27             29
  Policy loans                                    3,101          2,021
  Cash                                           (1,033)          (323)
  Accrued investment income                       2,610            768
  Deferred policy acquisition costs              83,781         67,314
  Other assets                                   14,084         13,683
  Separate account assets                     1,137,522      1,048,953
                                             ----------     ----------
  Total assets                               $1,400,094     $1,197,688
                                             ==========     ==========

Liabilities and shareholder's equity:
  Liabilities:
  Insurance and annuity reserves             $  152,482     $   33,673
  Accrued expenses & other liabilities           11,765         16,937
  Separate account liabilities                1,137,522      1,048,953
                                             ----------     ----------
  Total liabilities                           1,301,769      1,099,563

Shareholder's equity:
  Common Stock                               $    2,500     $    2,500
  Preferred Stock                                50,000          50,000
  Additional paid-in capital                     45,030          45,030
  Unrealized appreciation (depreciation)
    of equity securities                           (923)            658
  Retained earnings                               1,718             (63)
  Total shareholder's equity                     98,325          98,125
                                             ----------     -----------
Total liabilities and shareholder's equity   $1,400,094      $1,197,688
                                             ==========      ==========

See Notes to the Financial Statements

Golden American Life Insurance Company
- --------------------------------------
Condensed Statements of Income (unaudited)

                              Quarter Ended June 30,
                              ----------------------
                                  (in thousands)
                                                1996            1995
Revenues:
  Life and annuity product fees and
    policy charges                           $    5,120      $    4,441
  Management fee revenue                            570               -
  Net investment income                           2,239             715
  Realized gains/(losses) on investments            (91)             22
                                             ----------      ----------
                                                  7,838           5,178

Expenses:
  Operating and administrative                    5,819           3,768
  Amortization of deferred policy
    acquisition costs                             1,003             142
                                             ----------      ----------
                                                  6,822           3,910

Net Income                                   $    1,016      $    1,268
                                             ==========     ===========

Golden American Life Insurance Company
- --------------------------------------
Condensed Statements of Income (unaudited)
                                              Six Months Ended June 30,
                                              -------------------------
                                                   (in thousands)
                                                1996            1995
Revenues
   Variable life and annuity product
     fees and policy charges                 $    9,569     $    9,084
  Management fee revenue                          1,110              -
  Net investment income                           3,609          1,121
  Realized gains / (losses) on investments         (418)           (12)
                                             -----------     ----------
                                                 13,870          10,193
Expenses:
  Operating and administrative                   10,073           7,724
  Amortization of deferred policy
    acquisition costs                             1,294           1,358
                                                 11,367           9,082
                                             ----------      ----------
Net Income                                   $    2,503      $    1,111
                                             ==========      ==========

Golden American Life Insurance Company
- --------------------------------------
Condensed Statements of Cash Flows (unaudited)

                                             Six Months Ended June 30,
                                             -------------------------
                                                  (in thousands)
                                               1996          1995
Net cash provided by (used in)
  operating activities                       $  (13,625)   $   29,766
Investing activities:
  Purchases of investments                      (166,933)     (32,032)
  Sales and redemptions of investments            55,446        7,170
  (Purchases) sales of short-term investments      6,764       (6,490)
  (Increase) decrease in policy loans             (1,080)        (695)
                                              ----------    ---------
Net cash provided by (used in)
  investing activities                          (105,803)     (32,046)

Financing Activities:
  Investment contract deposits                   121,434            -
  Investment contract withdrawals                 (1,994)           -
  Dividends paid on preferred stock                 (722)        (764)
                                              ----------    ---------
  Net cash provided by (used in)
    financing activities                         118,718         (764)

  (Decrease) in cash                                (710)      (3,044)
  Cash at beginning of period                       (323)       3,316
                                              ----------   ----------
  Cash at end of period                       $   (1,033)  $      272
                                              ==========   ==========
See Notes to the Financial Statements

                GOLDEN AMERICAN LIFE INSURANCE COMPANY
          --------------------------------------
Notes to Condensed  Financial Statements (unaudited)

June 30, 1996

NOTE A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted
accounting  principles  for  complete financial  statements.   In  the
opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be
expected   for  the  year  ended  December  31,  1996.   For   further
information, refer to the financial statements and footnotes thereto included in the Golden American Life Insurance Company annual report on form 10-K for the year ended December 31, 1995.

Item 2.  Management's Narrative Analysis of the Results of Operations

Net income for the first six months of 1996 was $2.50 million, an increase of $.14 million or 125% from the first six months of 1995. Net income for the second quarter of 1996 was $1.02 million, a decrease of $.25 million or 20% from the second quarter of 1995. Premiums for the first six months of 1996 were $234.50 million, an increase of $173.5 million or 284% from the comparative period in 1995.

Life and annuity product fees and policy charges increased from $9.08 million for the first six months of 1995 to $9.57 million for the first six months of 1995, an increase of $.48 million or 5%. The increase is primarily attributable to a $.91 million increase in the asset based fees earned from the increasing block of business, offset primarily by a $.43 million decrease in surrender charges collected due to higher overall persistency in the first half of 1996. Product fees and policy charges were $5.12 million for the second quarter of 1996, an increase of $.68 million or 15% from the comparative 1995 period.

In fourth quarter 1995, the service agreement between DSI and Golden American was amended to provide for a management fee from DSI to Golden American for certain managerial and supervisory services provided by Golden American. This fee, calculated as a percentage of average assets in the variable separate accounts, was $1.11 million for the first six months of 1996 and $.57 million for the second quarter of 1996.

Net investment income was $3.61 million for the first six months of 1996, an increase of $2.49 million or 222% over the comparable 1995 period. Second quarter 1996 investment income was $2.24 million, an increase of $1.52 million or 213% from the comparative 1995 period. The increases were primarily due to the additional investment income earned on invested assets held to back the fixed interest divisions that were introduced in 1995.

Realized losses increased from $.01 million for the first six months of 1995 to $.42 million for the comparative 1996 period. The increase was attributable to changes in short term interest rates in the first quarter of 1996 that led to losses on funds held in temporary short term investment vehicles prior to being reinvested in more suitable, longer term securities. Realized losses for the second quarter of 1996 were $.09 million versus a $.02 million gain in second quarter 1995.

Operating and administrative expenses were $10.07 million for the first six months of 1996, an increase of $2.35 million or 13% from the comparable 1995 period. The increase was due to an increase of $2.68 million in interest credited to the fixed interest divisions, offset by a reduction in benefits expense of $.43 million. Operating and administrative expenses were $5.82 million for the second quarter of 1996, an increase of $2.05 million or 54% from the second quarter of 1995. The increase was due to a $1.77 million increase in interest credited to the fixed interest division, an increase of $.17 million in the amortization of the unamortized costs assigned to insurance contracts in force, an increase of other expenses of $.20 million, offset by a reduction in benefits expense of $.20 million.


Amortization of deferred policy acquisition costs (DPAC) for the first six months of 1996 was $1.29 million, essentially unchanged from the $1.36 million for the first six months of 1995. Second quarter 1996 DPAC amortization was $1.00 million, an increase of $.86 million from second quarter 1995. The DPAC is being amortized over the lives of the policies in relation to the present value of estimated future gross profits. The relative performance of the funds during reporting periods results in the accelerating or slowing of the amortization during that reporting period.

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

                         Golden American Life Insurance Company
                         --------------------------------------
Date:  August 7, 1996    By/s
       --------------    ---------------------------------------------
                           Stephen J. Preston
                           Senior Vice President, Controller and Actuary

       Signing on behalf of the registrant and as chief accounting officer.