Form 10-Q
period 1996-09-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1996-11-14
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              =========

                              FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  September 30, 1996

                                  OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

               Commission file number      33-87272

                    Golden American Life Insurance Company
            (Exact name of registrant as specified in its charter)

          Delaware                                       41-0991508
(State or other jurisdiction of          (IRS employer identification no.)
incorporation or organization)

1001 Jefferson Street, Suite 400, Wilmington, Delaware            19801
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code  (302) 576-3400
__________________________________________________________________________
Former name, former address and formal fiscal year, if changed since last report

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution
of securities under a plan confirmed by a court.       Yes / /  No / /

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of November 12, 1996.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT.
                             FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Person for whom the Financial Information is given:    Golden American Life
                                                       Insurance Company

Condensed Statements of Income (Unaudited):

                         POST-AQUISITION  |             PRE-ACQUISITION
                        __________________| ________________  __________________
                          For the period  |  For the period
                         August 14, 1996  |   July 1, 1996      For the three
                             through      |     through          months ended
                        September 30, 1996| August 13, 1996   September 30, 1995
                        __________________| ________________  __________________
                          (Current Year)  |  (Current Year)    (Preceding Year)
                                          | (Dollars in thousands)
                                          |
                                          |
REVENUES:                                 |
 Annuity and life                         |
  product fees and                        |
  policy charges                   $2,397 |          $2,690              $4,838
 Management fee revenue               280 |             280                 740
 Net investment income              1,656 |           1,381                 857
 Realized gains (losses)                  |
  on investments                       -- |              (2)                 83
 Other income                         143 |              16                  16
                        __________________| ________________  __________________
                                    4,476 |           4,365               6,534
                                          |
                                          |
BENEFITS AND EXPENSES:                    |
 Insurance operation                      |
  benefits:                               |
   Interest credited to                   |
    account balances                1,624 |           1,270                 440
   Benefit claims incurred                |
    in excess of account                  |
    balances                          (25)|             158                 273
 Underwriting, acquisition,               |
  and insurance expenses:                 |
   Commissions                      2,118 |           2,696               1,968
   General expenses                 1,517 |           1,920               3,738
   Insurance taxes                    160 |             726                 140
   Policy acquisition                     |
    costs deferred                 (2,625)|          (3,077)             (2,390)
   Amortization:                          |
    Deferred policy                       |
     acquisition costs                176 |           1,142                 763
    Present value of in                   |
     force acquired                   915 |             297                 537
    Goodwill                          196 |              --                  --
                        __________________| ________________  __________________
                                    4,056 |           5,132               5,469
                        __________________| ________________  __________________
                                      420 |            (767)              1,065

                         POST-AQUISITION  |             PRE-ACQUISITION
                        __________________| ________________  __________________
                          For the period  |  For the period
                         August 14, 1996  |   July 1, 1996      For the three
                             through      |     through          months ended
                        September 30, 1996| August 13, 1996   September 30, 1995
                        __________________| ________________  __________________
                          (Current Year)  |  (Current Year)    (Preceding Year)
                                          | (Dollars in thousands)
                                          |
                                          |
 Income tax expense                       |
  (benefit):                              |
   Current                           $147 |              --                  --
   Deferred                            -- |         ($1,463)                 --
                        __________________| ________________  __________________
                                      147 |          (1,463)                 --
                        __________________| ________________  __________________
NET INCOME                           $273 |            $696              $1,065
                        ==================| ================  ==================





































Condensed Statements of Income (Unaudited):

                         POST-AQUISITION  |             PRE-ACQUISITION
                        __________________| ________________  __________________
                          For the period  |  For the period
                         August 14, 1996  | January 1, 1996     For the nine
                             through      |     through          months ended
                        September 30, 1996| August 13, 1996   September 30, 1995
                        __________________| ________________  __________________
                          (Current Year)  |  (Current Year)    (Preceding Year)
                                          | (Dollars in thousands)
                                          |
                                          |
REVENUES:                                 |
 Annuity and life                         |
  product fees and                        |
  policy charges                   $2,397 |         $12,259             $13,922
 Management fee revenue               280 |           1,390                 740
 Net investment income              1,656 |           4,990               1,978
 Realized gains (losses)                  |
  on investments                       -- |            (420)                 71
 Other income                         143 |              70                  44
                        __________________| ________________  __________________
                                    4,476 |          18,289              16,755
                                          |
                                          |
BENEFITS AND EXPENSES:                    |
 Insurance operation                      |
  benefits:                               |
   Interest credited to                   |
    account balances                1,624 |           4,355                 842
   Benefit claims incurred                |
    in excess of account                  |
    balances                          (25)|             915               1,460
 Underwriting, acquisition,               |
  and insurance expenses:                 |
   Commissions                      2,118 |          16,549               5,344
   General expenses                 1,517 |           9,422              10,303
   Insurance taxes                    160 |           1,225                 407
   Policy acquisition                     |
    costs deferred                 (2,625)|         (19,300)             (7,101)
   Amortization:                          |
    Deferred policy                       |
     acquisition costs                176 |           2,436               2,121
    Present value of in                   |
     force acquired                   915 |             951               1,203
    Goodwill                          196 |              --                  --
                        __________________| ________________  __________________
                                    4,056 |          16,553              14,579
                        __________________| ________________  __________________
                                      420 |           1,736               2,176







                         POST-AQUISITION  |             PRE-ACQUISITION
                        __________________| ________________  __________________
                          For the period  |  For the period
                         August 14, 1996  | January 1, 1996     For the nine
                             through      |     through          months ended
                        September 30, 1996| August 13, 1996   September 30, 1995
                        __________________| ________________  __________________
                          (Current Year)  |  (Current Year)    (Preceding Year)
                                          | (Dollars in thousands)
                                          |
                                          |
 Income tax expense                       |
  (benefit):                              |
   Current                           $147 |              --                  --
   Deferred                            -- |         ($1,463)                 --
                        __________________| ________________  __________________
                                      147 |          (1,463)                 --
                        __________________| ________________  __________________
NET INCOME                           $273 |          $3,199              $2,176
                        ==================| ================  ==================





































Condensed Balance Sheets (Unaudited):

                                         POST-ACQUISITION   |   PRE-ACQUISITION
                                        ___________________ |  _________________
                                        September 30, 1996  |  December 31, 1995
                                        ___________________ |  _________________
                                                            |
                                                  (Dollars in thousands)
                                                            |
ASSETS                                                      |
                                                            |
Investments:                                                |
 Fixed maturities, available for sale,                      |
  at market (cost: 1996 - $175,339;                         |
  1995 - $48,671)                                 $175,199  |           $49,629
 Equity securities, at market                               |
  (cost: 1996 - $31; 1995 - $27)                        27  |                29
 Policy loans                                        4,159  |             2,021
 Short-term investments                             27,887  |            15,614
                                        ___________________ |  _________________
TOTAL INVESTMENTS                                  207,272  |            67,293
                                                            |
 Cash and cash equivalents                           9,529  |             5,046
                                                            |
 Accrued investment income                           3,699  |               768
                                                            |
 Deferred policy acquisition costs                   2,449  |            67,314
                                                            |
 Intangible assets                                  39,011  |                --
                                                            |
 Present value of in force acquired                 84,881  |             6,057
                                                            |
 Other assets                                        2,528  |             7,626
                                                            |
 Separate account assets                         1,151,614  |         1,048,953
                                        ___________________ |  _________________
    TOTAL ASSETS                                $1,500,983  |        $1,203,057
                                        =================== |  =================
                                                            |
LIABILITIES AND SHAREHOLDER'S                               |
 EQUITY                                                     |
                                                            |
Policy liabilities and accruals:                            |
 Annuity and insurance reserves                   $194,239  |           $33,673
 Unearned revenue reserve                              749  |             6,556
Current income taxes                                   147  |                --
Due to affiliates                                    2,766  |               675
Accrued expenses and other liabilities              11,467  |            15,075
Separate account liabilities                     1,151,614  |         1,048,953
                                        ___________________ |  _________________
    TOTAL LIABILITIES                            1,360,982  |         1,104,932
                                                            |
Commitments and contingent liabilities                      |





                                         POST-ACQUISITION   |   PRE-ACQUISITION
                                        ___________________ |  _________________
                                        September 30, 1996  |  December 31, 1995
                                        ___________________ |  _________________
                                                            |
                                                  (Dollars in thousands)
                                                            |
Shareholder's equity:                                       |
 Common stock                                       $2,500  |            $2,500
 Preferred stock                                        --  |            50,000
 Additional paid-in capital                        137,372  |            45,030
 Unrealized appreciation                                    |
  (depreciation) of fixed maturities                  (140) |               656
 Unrealized appreciation                                    |
  (depreciation) of equity securities                   (4) |                 2
 Retained earnings (deficit)                           273  |               (63)
                                        ___________________ |  _________________
    TOTAL SHAREHOLDER'S EQUITY                     140,001  |            98,125
                                        ___________________ |  _________________
    TOTAL LIABILITIES AND                                   |
     SHAREHOLDER'S EQUITY                       $1,500,983  |        $1,203,057
                                        =================== |  =================



































Condensed Statements of Cash Flows (Unaudited):

                       POST-AQUISITION  |             PRE-ACQUISITION
                     ___________________| _________________  __________________
                       For the period   |  For the period
                       August 14, 1996  |  January 1, 1996     For the nine
                           through      |      through          months ended
                     September 30, 1996 |  August 13, 1996   September 30, 1995
                     ___________________| _________________  __________________
                       (Current Year)   |  (Current Year)     (Preceding Year)
                                        | (Dollars in thousands)
                                        |
                                        |
NET CASH PROVIDED BY                    |
 (USED IN) OPERATING                    |
 ACTIVITIES                     ($3,813)|          ($4,750)             $3,451
                                        |
INVESTING ACTIVITIES                    |
 Sale, maturity or                      |
  repayment of invest-                  |
  ments:                                |
  Fixed maturities -                    |
   available for sale               391 |           55,511              13,078
  Short-term                            |
   investments - net                 -- |              364                  --
                     ___________________| _________________  __________________
                                    391 |           55,875              13,078
                                        |
 Acquisition of                         |
  investments:                          |
  Fixed maturities -                    |
   available for sale                -- |         (184,589)            (41,648)
  Policy loans - net               (161)|           (1,977)               (847)
  Short-term                            |
   investments - net            (12,626)|               --              (4,548)
                     ___________________| _________________  __________________
                                (12,787)|         (186,566)            (47,043)
 Purchase of property                   |
   and equipment                    (15)|               --                  --
                     ___________________| _________________  __________________
NET CASH USED IN                        |
 INVESTING ACTIVITIES           (12,411)|         (130,691)            (33,965)
















                      POST-ACQUISITION  |             PRE-ACQUISITION
                     ___________________| _________________  __________________
                       For the period   |  For the period
                       August 14, 1996  |  January 1, 1996     For the nine
                           through      |      through          months ended
                     September 30, 1996 |  August 13, 1996   September 30, 1995
                     ___________________| _________________  __________________
                       (Current Year)   |  (Current Year)     (Preceding Year)
                                        | (Dollars in thousands)
                                        |
                                        |
FINANCING ACTIVITIES                    |
 Investment contract                    |
  deposits                      $18,938 |         $149,750             $29,937
 Investment contract                    |
  withdrawals                      (840)|          (10,981)             (1,043)
 Contributions of                       |
  capital by parent                  -- |               --               3,443
 Dividends paid on                      |
  preferred stock                    -- |             (719)             (2,557)
                     ___________________| _________________  __________________
NET CASH PROVIDED BY                    |
 FINANCING ACTIVITIES            18,098 |          138,050              29,780
                     ___________________| _________________  __________________

INCREASE (DECREASE)                     |
 IN CASH AND CASH                       |
 EQUIVALENTS                      1,874 |            2,609                (734)
                                        |
CASH AND CASH                           |
 EQUIVALENTS AT                         |
 BEGINNING OF PERIOD              7,655 |            5,046               3,316
                     ___________________| _________________  __________________
CASH AND CASH                           |
 EQUIVALENTS AT END                     |
 OF PERIOD                       $9,529 |           $7,655              $2,582
                     ===================| =================  ==================




















NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the periods August 14, 1996 through September 30, 1996, July 1, 1996 through August 13, 1996, and January 1, 1996 through August 13, 1996, are not necessarily indicative of the results that may be expected for periods reported at December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Golden American Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 1995.

On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. (Golden American Life Insurance Company's parent) from Whitewood Properties Corporation ("Whitewood") pursuant to the terms of a Stock Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood (the "Purchase Agreement").
Refer to Note 6 for additional information.

For financial statement purposes, the change in control of Golden American Life Insurance Company ("Golden American") through the acquisition to BT Variable, Inc. ("BT Variable") was accounted for as a purchase acquisition effective August 14, 1996. The effects of the acquisition have resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at that date. As a result, Golden American's financial statements for periods subsequent to August 13, 1996, are presented on the Post-Acquisition new basis of accounting, while the financial statements for August 13, 1996 and prior periods are presented on the Pre-Acquisition historical cost basis of accounting.

For purposes of the condensed statements of cash flows, the company considers all demand deposits and interest bearing accounts not related to the investment function to be cash equivalents. All interest-bearing accounts classified as cash equivalents have original maturities of three months or less.

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 financial statement presentation.















NOTE 2 -- INVESTMENTS

At September 30, 1996 and December 31, 1995, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities designated as available for sale are as follows:

AVAILABLE FOR SALE                             POST-ACQUISITION
______________________________________________________________________________
                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Market
September 30, 1996                Cost        Gains      Losses       Value
______________________________________________________________________________
                                                (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
  Mortgage-backed securities       $2,855          $3                  $2,858
  Other                             2,680          --         ($4)      2,676
Public utilities                   39,536          78         (80)     39,534
Investment grade corporate        127,628         183        (322)    127,489
Mortgage-backed securities          2,640           3          (1)      2,642
                               ___________ ___________ ___________ ___________
TOTAL AVAILABLE FOR
  SALE                           $175,339        $267       ($407)   $175,199
                               =========== =========== =========== ===========

                                               PRE-ACQUISITION
______________________________________________________________________________
                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Market
December 31, 1995                 Cost        Gains      Losses       Value
______________________________________________________________________________
                                                (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities - Other          $13,334        $176                 $13,510
Public utilities                    5,276          26                   5,302
Investment grade corporate         27,042         700        ($31)     27,711
Mortgage-backed securities          3,019          87          --       3,106
                               ___________ ___________ ___________ ___________
TOTAL AVAILABLE FOR
  SALE                            $48,671        $989        ($31)    $49,629
                               =========== =========== =========== ===========

No fixed maturity securities were designated as held for investment at September 30, 1996 or December 31, 1995. Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates market value for these securities.





Amortized cost and estimated market value of debt securities at September 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Estimated
                                                  Amortized        Market
AVAILABLE FOR SALE                                  Cost            Value
_____________________________________________________________________________
                                                    (Dollars in thousands)
Due within one year                                  $15,033         $15,046
Due after one year through five years                129,852         129,787
Due after five years through ten years                22,109          21,990
Due after ten years                                    2,850           2,876
                                                _____________   _____________
                                                     169,844         169,699
Mortgage-backed securities                             5,495           5,500
                                                _____________   _____________
TOTAL AVAILABLE FOR SALE                            $175,339        $175,199
                                                =============   =============

NOTE 3 -- RELATED PARTY TRANSACTIONS

In the fourth quarter of 1995, the service agreement between Directed Services, Inc. ("DSI") and Golden American was amended to provide for a management fee from DSI to Golden American for certain managerial and supervisory services provided by Golden American. This fee, calculated as a percentage of average assets in the variable separate accounts was $560,000 in the third quarter of 1996 and $1,670,000 in the first nine months of 1996.

NOTE 4 -- SHAREHOLDER'S EQUITY

On September 23, 1996, EIC Variable, Inc. (formally known as BT Variable, Inc.) contributed $50,000,000 of Preferred Stock to the company's additional paid-in capital.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

In a transaction that closed on September 30, 1992, Bankers Trust Company ("Bankers Trust") acquired from Mutual Benefit Life Insurance Company in Rehabilitation ("Mutual Benefit"), in accordance with the terms of an Exchange Agreement, all of the issued and outstanding capital stock of Golden American and DSI and certain related assets for consideration with an aggregate value of $13,200,000 and contributed them to BT Variable. The transaction involved settlement of pre-existing claims of Bankers Trust against Mutual Benefit. The ultimate value of these claims has not yet been determined by the Superior Court of New Jersey and, prior to August 13, 1996, was contingently supported by a $5,000,000 note payable from Golden American and a $6,000,000 letter of credit from Bankers Trust. Bankers Trust had estimated that the contingent liability due from Golden American amounted to $439,000 at August 13, 1996 and December 31, 1995. At August 13, 1996 the balance of the escrow account established to fund the contingent liability was $4,293,000 ($4,150,000 at December 31, 1995).

On August 13, 1996, Bankers Trust made a cash payment to Golden American in an amount equal to the balance of the escrow account less the $439,000 contingent liability discussed above. In exchange, Golden American irrevocably assigned to Bankers Trust all of Golden American's rights to receive any amounts to be disbursed from the escrow account in accordance with the terms of the Exchange Agreement. Bankers Trust also irrevocably agreed to make all payments becoming due under the Golden American note and to indemnify Golden American for any liability arising from the note.

In the ordinary course of business, the company is engaged in litigation, none of which management believes is material.

NOTE 6 -- ACQUISITION

On August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable from Whitewood, a wholly-owned subsidiary of Bankers Trust, pursuant to the terms of the Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood. As noted above, BT Variable, in turn, owned all the outstanding capital stock of Golden American and all of the outstanding capital stock of DSI. In exchange for the outstanding capital stock of BT Variable, Equitable paid the sum of $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid the sum of $51,000,000 in cash to Bankers Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. On August 14, 1996, BT Variable, Inc. was formally renamed EIC Variable, Inc.

The purchase price was allocated to the three companies purchased - BT Variable, DSI and Golden American. Goodwill was established for the excess cost over net assets acquired plus $965,000 of estimated acquisition costs and pushed down to Golden American. The allocation of the purchase price is preliminary with respect to the final settlement of taxes with Bankers Trust and estimated acquisition costs and, as a result, goodwill may change. The allocation of the purchase price to Golden American was approximately $139,872,000. The amount of goodwill relating to the acquisition was $39,207,000 at August 13, 1996, and is being amortized over 25 years on a straight line basis.

The following unaudited pro forma information is presented as if the acquisition had occurred on January 1, 1995. The information is combined to reflect the purchase accounting in the pre-acquisition periods of January 1, 1996 through August 13, 1996 and for the nine months ended September 30, 1995. This information is intended for informational purposes only and may not be indicative of the company's future results of operations.

                           Nine months ended    Nine months ended
                           September 30, 1996   September 30, 1995
                           ________________________________________
                                       (Dollars in thousands)
Revenues                             $23,878               $18,446
Net income                               854                   684

The primary pro forma effects are revised amortization of deferred policy acquisition costs, present value of in force acquired, unearned revenue, goodwill and the elimination of deferred tax benefits.



A portion of the acquisition cost was allocated to the right to receive future cash flows from the insurance contracts existing with Golden American at the date of acquisition. This allocated cost represents the present value of in force acquired ("PVIF") which reflects the estimated fair value of those purchased policies. The expected future cash flows used to determine the fair value are based on actuarially determined projected net cash flows from the acquired insurance contracts.

An analysis of the PVIF asset is as follows:

                                      POST-ACQUISITION |   PRE-ACQUISTION
                                     __________________| __________________
                                       For the period  |   For the period
                                      August 14, 1996  |  January 1, 1996
                                          through      |      through
                                       September 30,   |     August 13,
                                            1996       |        1996
                                     __________________| __________________
                                                (Dollars in thousands)
                                                       |
Beginning balance                              $85,796 |            $6,057
Imputed interest                                   822 |               273
Amortization                                    (1,737)|            (1,229)
Adjustment for unrealized gains                        |
 on available for sale securities                   -- |                16
                                     __________________| __________________
Ending balance                                 $84,881 |            $5,117
                                     ==================  ==================

Interest is imputed on the unamortized balance of PVIF at rates of 7.70% to 7.80%. PVIF is charged to expense and adjusted for the unrealized gains (losses) on available for sale securities. Based on current conditions and assumptions as to the effect of future events on acquired policies in force, the expected approximate amortization for the fourth quarter of 1996 and the next five years, relating to the balance of the PVIF as of September 30, 1996, is as follows:

                  Year                               Amount
           __________________________________________________________
                             (Dollars in thousands)
           4th quarter 1996                          $1,830
                  1997                                9,664
                  1998                               10,109
                  1999                                9,243
                  2000                                7,919
                  2001                                6,798







ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the company's condensed results of operations. This analysis should be read in conjunction with the condensed financial statements and related notes which appear elsewhere in this report.

On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") from Whitewood Properties Corp. ("Whitewood"), a wholly-owned subsidiary of Bankers Trust, pursuant to the terms of a Stock Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood (the "Purchase Agreement"). BT Variable owned all the outstanding capital stock of Golden American Life Insurance Company ("Golden American") and all of the outstanding capital stock of Directed Services, Inc. ("DSI"). In exchange for the outstanding capital stock of BT Variable, Equitable paid the sum of $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid the sum of $51,000,000 in cash to Bankers Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. On August 14, 1996, BT Variable, Inc. was formally renamed EIC Variable, Inc. ("EIC Variable").

For financial statement purposes, the change in control of Golden American through the acquisition to BT Variable was accounted for as a purchase acquisition effective August 14, 1996. The effects of the acquisition have resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at that date. As a result, Golden American's financial statements for periods subsequent to August 13, 1996, are presented on the Post-Acquisition new basis of accounting, while the financial statements for August 13, 1996 and prior periods are presented on the Pre-Acquisition historical cost basis of accounting.

The purchase price was allocated to the three companies purchased - BT Variable, DSI, and Golden American. Goodwill relating to the acquisition was established for the excess of the acquisition cost over the fair value of the net assets acquired plus $965,000 of estimated acquisition costs and pushed down to Golden American. The purchase price is preliminary with respect to the final settlement of taxes with Bankers Trust and estimated acquisition costs and as a result, goodwill may change. The allocation of the purchase price to Golden American was approximately $139,872,000. The amount of goodwill relating to the acquisition was $39,207,000 at August 13, 1996, and is being amortized over 25 years on a straight line basis.

The analysis following combines the post-acquisition and pre-acquisition activity for 1996 in order to compare the results to 1995. Such a comparison does not recognize the impact of the purchase accounting and goodwill amortization except for the period after August 13, 1996.











RESULTS OF OPERATIONS

Premiums
--------

                  POST-ACQUISITION|  COMBINED   |         PRE-ACQUISTION
                  ________________|_____________|______________________________
                   For the period |             |For the period
                  August 14, 1996 |             | July 1, 1996
                      through     |Quarter ended|    through     Quarter ended
                   September 30,  |September 30,|  August 13,    September 30,
Quarter                 1996      |1996 Combined|     1996            1995
__________________________________|_____________|______________________________
                                  |     (Dollars in thousands)
                                  |             |
Variable annuity                  |             |
 premiums                 $29,986 |     $67,230 |       $37,244        $33,074
Variable life                     |             |
 premiums                   1,451 |       4,390 |         2,939            318
                  ________________|_____________|______________________________
Total premiums            $31,437 |     $71,620 |       $40,183        $33,392
                  =============================================================

                  POST-ACQUISITION|  COMBINED   |         PRE-ACQUISTION
                  ________________|_____________|______________________________
                   For the period |             |For the period
                  August 14, 1996 | Nine months |January 1, 1996  Nine months
                      through     |    ended    |    through         ended
                   September 30,  |September 30,|  August 13,    September 30,
Year to Date            1996      |1996 Combined|     1996            1995
__________________________________|_____________|______________________________
                                  |     (Dollars in thousands)
                                  |             |
Variable annuity                  |             |
 premiums                 $29,986 |    $288,358 |      $258,372        $91,726
Variable life                     |             |
 premiums                   1,451 |      11,957 |        10,506          2,254
                  ________________|_____________|______________________________
Total premiums            $31,437 |    $300,315 |      $268,878        $93,980
                  =============================================================

Variable annuity premiums increased $34,156,000, or 103.3%, in the third quarter and $196,632,000, or 214.4%, in the first nine months of 1996. Variable life premiums increased $4,072,000 or 1,281.9% in the third quarter and $9,703,000 or 430.4%, in the first nine months of 1996.










Revenues
--------

                  POST-ACQUISITION|   COMBINED   |         PRE-ACQUISTION
                  ________________|______________|_____________________________
                   For the period |              |For the period
                  August 14, 1996 |              | July 1, 1996
                      through     |Quarter ended |   through     Quarter ended
                   September 30,  |September 30, | August 13,    September 30,
Quarter                 1996      |1996 Combined |     1996           1995
__________________________________|______________|_____________________________
                                  |      (Dollars in thousands)
                                  |              |
Annuity and life                  |              |
 product fees and                 |              |
 policy charges            $2,397 |       $5,087 |       $2,690         $4,838
Management fee                    |              |
 revenue                      280 |          560 |          280            740
Net investment                    |              |
 income                     1,656 |        3,037 |        1,381            857
Realized gains                    |              |
 (losses) on                      |              |
 investments                   -- |           (2)|           (2)            83
Other income                  143 |          159 |           16             16
                  ________________|______________|_____________________________
                           $4,476 |       $8,841 |       $4,365         $6,534
                  =============================================================

                  POST-ACQUISITION|   COMBINED   |         PRE-ACQUISTION
                  ________________|______________|_____________________________
                   For the period |              |For the period
                  August 14, 1996 | Nine months  |January 1, 1996 Nine months
                      through     |    ended     |   through         ended
                   September 30,  |September 30, | August 13,    September 30,
Year to Date            1996      |1996 Combined |     1996           1995
__________________________________|______________|_____________________________
                                  |      (Dollars in thousands)
                                  |              |
Annuity and life                  |              |
 product fees and                 |              |
 policy charges            $2,397 |      $14,656 |      $12,259        $13,922
Management fee                    |              |
 revenue                      280 |        1,670 |        1,390            740
Net investment                    |              |
 income                     1,656 |        6,646 |        4,990          1,978
Realized gains                    |              |
 (losses) on                      |              |
 investments                   -- |         (420)|         (420)            71
Other income                  143 |          213 |           70             44
                  ________________|______________|_____________________________
                           $4,476 |      $22,765 |      $18,289        $16,755
                  =============================================================



Total revenues increased $2,307,000, or 35.3%, in the third quarter and $6,010,000 or 35.9%, in the first nine months of 1996. Annuity and life product fees and policy charges increased $249,000, or 5.1%, in the third quarter and $734,000, or 5.3%, in the first nine months of 1996, in conjunction with the growth in the company's policyholder liabilities.

In the fourth quarter of 1995, the service agreement between DSI and Golden American was amended to provide for a management fee from DSI to Golden American for certain managerial and supervisory services provided by Golden American. This fee, calculated as a percentage of average assets in the variable separate accounts, was $560,000 for the third quarter of 1996 and $1,670,000 for the first nine months of 1996.

Net investment income increased $2,180,000, or 254.5%, in the third quarter and $4,668,000, or 236.0%, in the first nine months of 1996 due to the increase in invested assets. The company had realized losses on the sale of investments of $2,000 in the third quarter and $420,000 in the first nine months of 1996, compared to gains of $83,000 and $71,000 in the same periods of 1995. Realized losses in the first nine months of 1996 were the result of voluntary sales.








































Expenses
--------

                    POST-ACQUISITION|  COMBINED   |         PRE-ACQUISTION
                    ________________|_____________|_____________________________
                     For the period |             |For the period
                    August 14, 1996 |             | July 1, 1996
                        through     |Quarter ended|   through     Quarter ended
                     September 30,  |September 30,|  August 13,   September 30,
Quarter                   1996      |1996 Combined|     1996           1995
____________________________________|_____________|_____________________________
                                    |        (Dollars in thousands)
                                    |             |
Insurance operation                 |             |
 benefits:                          |             |
  Interest credited                 |             |
   to account                       |             |
   balances                  $1,624 |      $2,894 |       $1,270           $440
  Benefit claims                    |             |
   incurred in                      |             |
   excess of                        |             |
   account balances             (25)|         133 |          158            273
Underwriting,                       |             |
 acquisition, and                   |             |
 insurance expenses:                |             |
  Commissions                 2,118 |       4,814 |        2,696          1,968
  General expenses            1,517 |       3,437 |        1,920          3,738
  Insurance taxes               160 |         886 |          726            140
  Policy acquistion                 |             |
   costs deferred            (2,625)|      (5,702)|       (3,077)        (2,390)
  Amortization:                     |             |
   Deferred policy                  |             |
    acquistion costs            176 |       1,318 |        1,142            763
   Present value of                 |             |
    in force aquired            915 |       1,212 |          297            537
   Goodwill                     196 |         196 |           --             --
                    ________________|_____________|_____________________________
                                    |             |
                             $4,056 |      $9,188 |       $5,132         $5,469
                    ============================================================


















                    POST-ACQUISITION|  COMBINED   |         PRE-ACQUISTION
                    ________________|_____________|_____________________________
                     For the period |             |For the period
                    August 14, 1996 |    Nine     |January 1, 1996     Nine
                        through     |months ended |   through     months ended
                     September 30,  |September 30,|  August 13,   September 30,
Year to Date              1996      |1996 Combined|     1996           1995
____________________________________|_____________|_____________________________
                                    |        (Dollars in thousands)
                                    |             |
Insurance operation                 |             |
 benefits:                          |             |
  Interest credited                 |             |
   to account                       |             |
   balances                  $1,624 |      $5,979 |       $4,355           $842
  Benefit claims                    |             |
   incurred in                      |             |
   excess of                        |             |
   account balances             (25)|         890 |          915          1,460
Underwriting,                       |             |
 acquisition, and                   |             |
 insurance expenses:                |             |
  Commissions                 2,118 |      18,667 |       16,549          5,344
  General expenses            1,517 |      10,939 |        9,422         10,058
  Insurance taxes               160 |       1,385 |        1,225            652
  Policy acquistion                 |             |
   costs deferred            (2,625)|     (21,925)|      (19,300)        (7,101)
  Amortization:                     |             |
   Deferred policy                  |             |
    acquistion costs            176 |       2,612 |        2,436          2,121
   Present value of                 |             |
    in force aquired            915 |       1,866 |          951          1,203
   Goodwill                     196 |         196 |           --             --
                    ________________|_____________|_____________________________
                                    |             |
                             $4,056 |     $20,609 |      $16,553        $14,579
                    ============================================================

Interest credited to account balances increased $2,454,000 or 557.5% in the third quarter and $5,137,000 or 610.4% in the first nine months of 1996 as a result of increases in policy account values.

General expenses decreased $301,000 or 8.0% in the third quarter and increased $881,000 or 8.8% in the first nine months of 1996. The increase in the first nine months of 1996 was primarily a result of the increase in policies in force. Commissions increased $2,846,000 or 144.6% in the third quarter and $13,323,000 or 249.3% in the first nine months of 1996. Insurance taxes increased $746,000 or 530.6% in the third quarter and $733,000 or 112.2% in the first nine months of 1996. Deferral of policy acquisition costs increased $3,312,000 or 138.6% in the third quarter and $14,824,000 or 208.8% in the first nine months of 1996. The increase in the above expenses is the result of the growth in sales.

The company's deferred policy acquisition costs ("DPAC"), previous balance of present value of in force acquired ("PVIF") and unearned revenue reserve, as of the purchase date, were eliminated and an asset representing the PVIF was established for all policies in force at the acquisition date. PVIF is amortized into income over the expected gross profits of the in force acquired in a manner similar to DPAC amortization. Any expenses which vary with the sales of the company's products subsequent to the acquisition date are deferred and amortized. The amortization of PVIF and DPAC increased $1,230,000 or 94.5% in the third quarter and $1,154,000 or 34.7% in the first nine months of 1996. This increase is the result of an increase in balances for DPAC and PVIF. The elimination of the unearned revenue reserve, related to in force acquired at the acquisition date, will result in lower annuity and universal life product fees and policy charges.

Income
------

Net income on a combined basis for the third quarter of 1996 was $964,000, a decrease of $101,000 or 9.5% from the third quarter of 1995. Net income on a combined basis for the first nine months of 1996 was $3,472,000, an increase of $1,296,000 or 59.6% from the first nine months of 1995.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Any forward-looking statement contained herein or in any other oral or written statement by the company or any of its officers, directors or employees is qualified by the fact that actual results of the company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the company's business:

1. Prevailing interest rate levels which may affect the ability of the company to sell its products, the market value of the company's investments and the lapse rate of the company's policies, notwithstanding product design features intended to enhance persistency of the company's products.

2. Changes in the federal income tax laws and regulations which may affect the relative tax advantages of the company's products.

3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the company's products.

4. Other factors affecting the performance of the company, including, but not limited to, stock market performance ,litigation, insurance industry insolvencies, investment performance of the underlying portfolios of the variable annuity products, variable annuity product design and sales volume by significant sellers of the company's variable annuity products.
















                         PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Golden American, as an insurance company, is ordinarily involved in litigation, none of which management believes is material.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

          (b) Reports on Form 8-K

              None










































                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  November 13, 1996                GOLDEN AMERICAN LIFE INSURANCE COMPANY





                                        By/s/ Paul E. Larson
                                        --------------------------------------
                                        Executive Vice President, CFO and
                                             Assistant Secretary
                                        (Principal Financial Officer)




                                        By/s/ David A. Terwilliger
                                        --------------------------------------
                                        Vice President, Controller,
                                             Assistant Treasurer and
                                             Assistant Secretary
                                        (Principal Accounting Officer)






























                                    INDEX

                             Exhibits to Form 10-Q
                     Nine Months ended September 30, 1996
                    GOLDEN AMERICAN LIFE INSURANCE COMPANY

2    Plan of Acquisition
     (a) Stock Purchase Agreement dated as of May 3, 1996, between Equitable and Whitewood Properties Corp. (incorporated by reference from Exhibit 2 in Form 8-K filed August 28, 1996)

3    Articles of Incorporation and By-Laws
     (a) Articles of Incorporation of Golden American Life Insurance Company (incorporated by reference from the registrant's post-effective amendment No. 17 to the registration statement of Form N-4 filed with the Securities and Exchange Commission on May 2, 1994 (File No. 33-23351))

     (b)(i) By-laws of Golden American Life Insurance Company (incorporated by reference from the registrant's initial registration statement on Form N-4 filed with the Securities and Exchange Commission on July 27, 1988 (File No. 33-23351))

       (ii) By-laws of Golden American Life Insurance Company, as amended (incorporated by reference from the registrant's post-effective amendment No. 5 to the registration statement on Form N-4 filed with the Securities and Exchange Commission on May 2, 1991 (File No. 33-23351))

      (iii) Certificate of Amendment of the By-laws of MB Variable Life Insurance Company, as amended (incorporated by reference from the registrant's registration statement on Form N-3 filed with the Securities and Exchange Commission on August 19, 1992 (File No. 33-51028))

       (iv) By-laws of Golden American Life Insurance Company, as amended (12/21/93) (incorporated by reference from the registrant's post-effective amendment No. 17 to the registration statement filed with the Securities and Exchange Commission on May 2, 1994 (File No. 33-23351))

4    Instruments Defining the Rights of Security Holders, Including Indentures
     (a) Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from exhibit 4(a) to Form S-1 dated February 13, 1995 (File No. 33-87272))

     (b) Deferred Combination Variable and Fixed Annuity Contract application (incorporated by reference from exhibit 4(b) to Form S-1 dated February 13, 1995 (File No. 33-87272))

     (c) Individual Deferred Combination Variable and Fixed Annuity application (incorporated by reference from exhibit 4(c) to Form S-1 dated February 13, 1995 (File No. 33-87272))

     (d) Group Deferred Combination Variable and Fixed Enrollment Form (incorporated by reference from exhibit 4(d) to Form S-1 dated February 13, 1995 (File No. 33-87272))



                                    INDEX

                             Exhibits to Form 10-Q
                     Nine Months ended September 30, 1996
                    GOLDEN AMERICAN LIFE INSURANCE COMPANY


27   Financial Data Schedule (electronic filing only)