Form 10-K
period 1996-12-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1997-03-28
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996.

Commission file number 33-87272

                    GOLDEN AMERICAN LIFE INSURANCE COMPANY

            (Exact name of registrant as specified in its charter)

          Delaware                                       41-0991508
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


 1001 Jefferson Street, Suite 400
       Wilmington, Delaware                                19801
(Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number, including area code : (302) 576-3400

Securities Registered Pursuant to Section 12(b) of the Act:

   Title of each class           Name of each exchange on which registered
     N/A
________________________________________________________________________________

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [   ].

The aggregate market value of voting stock (Common Stock) held by affiliates of the registrant as of March 21, 1997, was $250,000.

As of March 21, 1997, 250,000 shares of Common Stock are issued and outstanding.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT.

DOCUMENTS INCORPORATED BY REFERENCE

PART I
ITEM 1. Business

OVERVIEW

Golden American Life Insurance Company ("Golden American" or "Company") is a stock life insurance company organized under the laws of the State of Delaware. On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. (Golden American's parent) from Whitewood Properties Corporation ("Whitewood"), a wholly-owned subsidiary of Bankers Trust Company ("Bankers Trust"), pursuant to the terms of a Stock Purchase Agreement between Equitable and Whitewood. On August 14, 1996, BT Variable, Inc. was formally renamed EIC Variable, Inc. Golden American is authorized to do business in the District of Columbia and all states except
New York.  Golden American offers variable insurance products.

On May 24, 1996, First Golden American Life Insurance Company of New York ("First Golden"), a wholly-owned life insurance subsidiary of Golden American was incorporated. First Golden was capitalized in December 1996 and on January 2, 1997, First Golden became licensed as a life insurance company under the laws of the State of New York. First Golden recently received regulatory product approvals to sell insurance products in the State of New York. See Note 7 for further information regarding related party transactions.

BUSINESS ENVIRONMENT

The current business and regulatory environment remains challenging for the insurance industry. Increasing competition from traditional insurance carriers as well as banks and mutual fund companies offer consumers many choices. However, overall demand for variable products remains strong for several reasons including: strong stock market performance over the last 3 years; relatively low interest rates; an aging U.S. population that is increasingly concerned about retirement and estate planning, as well as maintaining their standard of living in retirement; potential reductions in government and employer-provided benefits at retirement as well as lower public confidence in the adequacy of those benefits.

ITEM 2. Properties

Golden American's business operations are performed in leased facilities located at 1001 Jefferson Street, Wilmington, Delaware. In addition, a facility was leased in 1997 at 230 Park Avenue in New York, New York to carry on business through First Golden.

ITEM 3. Legal Proceedings

In the ordinary course of business, the Company is engaged in certain litigation, none of which management believes is material.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Information called for by this item is omitted pursuant to General Instruction
I. (2) (c) of Form 10-K.






PART II.

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Registrant is a wholly-owned indirect subsidiary of Equitable of Iowa Companies. There is no public trading market for Registrant's common stock.

Golden American is required to maintain a minimum total statutory-basis capital and surplus of not less than $5,000,000 under the provisions of the insurance laws of certain states in which it is presently licensed to sell insurance products. The ability of Golden American to pay dividends to its parent is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During 1997, Golden American could pay dividends to its parent of approximately $2,186,000 without prior approval of statutory authorities. Golden American did not pay common stock dividends during 1996 or 1995.

ITEM 6. Selected Financial Data

Information called for by this item is omitted pursuant to General Instruction
I. (2)(a) of Form 10-K.

ITEM 7. Management's Narrative Analysis of Results of Operations.

The purpose of this section is to discuss and analyze the Company's consolidated results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources has also been provided. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of the Golden American Life Insurance Company ("Golden American") and its subsidiary, First Golden American Life Insurance Company of New York ("First Golden", and collectively with Golden American the "Company").

RESULTS OF OPERATIONS
_____________________

CHANGE IN CONTROL

On August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") and its wholly-owned subsidiaries Golden American and Directed Services, Inc. ("DSI") for $144,000,000. The purchase price consisted of $93,000,000 in cash paid to Whitewood (parent of BT Variable) and $51,000,000 in cash paid to Bankers Trust (parent of Whitewood) to retire certain debt owed by BT Variable to Bankers Trust.

For financial statement purposes, the change in control of Golden American through the acquisition of BT Variable was accounted for as a purchase acquisition effective August 14, 1996. This acquisition resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at that date. As a result, the Company's financial statements for periods subsequent to August 13, 1996, are presented on the Post-Acquisition new basis of accounting, while the financial statements for August 13, 1996 and prior periods are presented on the Pre-Acquisition historical cost basis of accounting.

The purchase price was allocated to the three companies purchased - BT Variable, DSI, and Golden American. Goodwill of $39,254,000 was established for the excess of the acquisition cost over the fair value of the assets and liabilities and pushed down to Golden American. The acquisition cost is preliminary with respect to the final settlement of taxes with Bankers Trust and estimated expenses and, as a result, goodwill may change. The allocation of the purchase price to Golden American was approximately $139,872,000. Goodwill resulting from the acquisition is being amortized over 25 years on a straight line basis. The carrying value will be reviewed periodically for any indication of impairment in value.

The analysis following combines the Post-Acquisition and Pre-Acquisition activity for 1996 in order to compare the results to 1995. Such a comparison does not recognize the impact of the purchase accounting and goodwill amortization except for the period after August 13, 1996.

PREMIUMS

                  POST-ACQUISITION|  COMBINED   |         PRE-ACQUISITION
                  ________________|_____________|______________________________
                   For the period |For the year |For the period
                  August 14, 1996 |       ended |January 1, 1996  For the year
                          through |December 31, |       through          ended
                     December 31, |        1996 |   August 13,    December 31,
Year to Date                 1996 |    Combined |          1996           1995
__________________________________|_____________|______________________________
                                  (Dollars in thousands)
                                  |             |
Variable annuity                  |             |
 premiums                $169,258 |    $427,630 |      $258,372       $110,587
Variable life                     |             |
 premiums                   3,619 |      14,125 |        10,506          5,114
                  ________________|_____________|______________________________
Total premiums           $172,877 |    $441,755 |      $268,878       $115,701
                  =============================================================

Variable annuity premiums increased 286.4%, or $317,043, in 1996, and variable life premiums increased 176.2%, or $9,011,000 in 1996. Strong stock market returns, a relatively low interest rate environment and flat yield curve have made returns provided by variable annuities and mutual funds more attractive than fixed rate products such as certificates of deposits and fixed annuities. During 1995, the fund offerings underlying Golden American's variable products were improved and a fixed account option was added. These changes and the current environment have contributed to the significant growth in the Company's variable annuity premiums from 1995. Premiums, net of reinsurance, for variable products from two significant sellers for the year ended December 31, 1996, totaled $298,000,000, or 67% of premiums.














REVENUES

                  POST-ACQUISITION|   COMBINED   |         PRE-ACQUISITION
                  ________________|______________|_____________________________
                   For the period |For the year  |For the period
                  August 14, 1996 |        ended |January 1, 1996 For the year
                          through | December 31, |      through          ended
                     December 31, |         1996 |  August 13,    December 31,
                             1996 |     Combined |         1996           1995
__________________________________|______________|_____________________________
                                  (Dollars in thousands)
                                  |              |
Annuity and                       |              |
 interest sensi-                  |              |
 tive life                        |              |
 product charges           $8,768 |      $21,027 |      $12,259        $18,388
Management fee                    |              |
 revenue                      877 |        2,267 |        1,390            987
Net investment                    |              |
 income                     5,795 |       10,785 |        4,990          2,818
Realized gains                    |              |
 (losses) on                      |              |
 investments                   42 |         (378)|         (420)           297
Other income                  486 |          556 |           70             63
                  ________________|______________|_____________________________
                          $15,968 |      $34,257 |      $18,289        $22,553
                  =============================================================

Total revenues increased 51.9%, or $11,704,000, to $34,257,000 in 1996.
Annuity and interest sensitive life product charges increased 14.4%, or $2,639,000 in 1996. The increase is due to additional fees earned from the increasing block of business under management in the Separate Accounts and an increase in the collection of surrender charges partially offset by a decrease in the revenue recognition of net distribution fees.

Golden American provides certain managerial and supervisory services to DSI. This fee, calculated as a percentage of average assets in the variable separate accounts, was $2,267,000 for 1996 and $987,000 for 1995.

Net investment income increased 282.7%, or $7,967,000, to $10,785,000 in 1996 from $2,818,000 in 1995. This increase resulted from growth in invested assets. During 1996, the Company had realized losses on the disposal of investments, which were the result of voluntary sales, of $378,000 compared to realized gains of $297,000 in 1995.














EXPENSES

                    POST-ACQUISITION|  COMBINED   |         PRE-ACQUISITION
                    ________________|_____________|_____________________________
                     For the period |For the year |For the period
                    August 14, 1996 |       ended |January 1, 1996 For the year
                            through |December 31, |      through          ended
                       December 31, |        1996 |  August 13,    December 31,
Quarter                        1996 |    Combined |         1996           1995
____________________________________|_____________|_____________________________
                                    (Dollars in thousands)
                                    |             |
Insurance benefits                  |             |
 and expenses:                      |             |
 Annuity and                        |             |
  interest sensi-                   |             |
  tive life benefits:               |             |
  Interest credited                 |             |
   to account                       |             |
   balances                  $5,741 |     $10,096 |       $4,355         $1,322
  Benefit claims                    |             |
   incurred in                      |             |
   excess of                        |             |
   account balances           1,262 |       2,177 |          915          1,824
Underwriting,                       |             |
 acquisition, and                   |             |
 insurance expenses:                |             |
  Commissions                 9,866 |      26,415 |       16,549          7,983
  General expenses            5,906 |      15,328 |        9,422         12,650
  Insurance taxes               672 |       1,897 |        1,225            952
  Policy acquisition                |             |
   costs deferred           (11,712)|     (31,012)|      (19,300)        (9,804)
  Amortization:                     |             |
   Deferred policy                  |             |
    acquisition costs           244 |       2,680 |        2,436          2,710
   Present value of                 |             |
    in force acquire          2,745 |       3,696 |          951          1,552
   Goodwill                     589 |         589 |           --             --
                    ________________|_____________|_____________________________
                                    |             |
                            $15,313 |     $31,866 |      $16,553        $19,189
                    ============================================================

Total insurance benefits and expenses increased 66.1%, or $12,677,000, in 1996 from $19,189,000 in 1995. Interest credited to account balances increased 663.6%, or $8,774,000, in 1996 as a result of higher account balances associated with the Company's fixed account option within its variable products. Benefit claims incurred in excess of account balances increased 19.4%, or 353,000, in 1996 from $1,824,000 in 1995.

Commissions increased 230.9%, or $18,432,000, in 1996 from $7,983,000 in 1995.
Insurance taxes increased 99.3%, or $945,000, in 1996 from $952,000 in 1995. Increases and decreases in commissions and insurance taxes are generally related to changes in the level of variable product sales. Most costs incurred as the result of new sales have been deferred, thus having very little impact on earnings.


General expenses increased 21.2%, or $2,678,000, in 1996 from $12,650,000 in 1995. The Company uses a network of wholesalers to distribute its products and the salaries of these wholesalers are included in general expenses. The portion of these salaries and related expenses which vary with sales production levels are deferred, thus having little impact on earnings. Management expects general expenses to continue to increase in 1997 as a result of the emphasis on expanding the salaried wholesaler distribution network.

The Company's deferred policy acquisition costs ("DPAC"), previous balance of present value of in force acquired ("PVIF") and unearned revenue reserve, as of the purchase date, were eliminated and an asset of $85,796,000 representing the PVIF was established for all policies in force at the acquisition date. The amortization of PVIF and DPAC increased $2,114,000, or 49.6%, in 1996. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, amortization of PVIF is expected to be approximately $9,700,000 in 1997, $10,100,000 in 1998, $9,200,000 in 1999,
$7,900,000 in 2000 and $6,800,000 in 2001. The elimination of the unearned revenue reserve, related to in force acquired at the acquisition date, will result in lower annuity and interest sensitive life product charges compared to 1995 levels.

Amortization of goodwill during the period from the acquisition date to December 31, 1996 totaled $589,000. Goodwill resulting from the acquisition is being amortized on a straight-line basis over 25 years and is expected to total $1,570,000 annually.

INCOME

Net income on a combined basis for 1996 was $3,549,000, an increase of $185,000, or 5.5%, from 1995.


FINANCIAL CONDITION
___________________

INVESTMENTS

The financial statement carrying value of the Company's total investments grew 381.9% in 1996. The amortized cost basis of the Company's total investment portfolio grew 388.3% during the same period. All of the Company's investments, other than mortgage loans, are carried at fair value in the Company's financial statements. As such, growth in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity and equity securities as well as growth in the cost basis of these securities. Growth in the cost basis of the Company's investment portfolio resulted from the investment of premiums from the sale of the Company's variable insurance products. Late in 1995, the fixed account option was offered within the Company's variable products. The large growth in invested assets during 1996 was primarily a result of premium inflow from this fixed account option. The Company manages the growth of its insurance operations in order to maintain adequate capital ratios.

To support the fixed account option of the Company's variable insurance products, cash flow was invested primarily in fixed maturity securities. At December 31, 1996, the Company's investment portfolio at amortized cost was $314,712,000 with a yield of 6.9% and carrying value of $315,119,000.

Fixed Maturity Securities: At December 31, 1996 the company had fixed maturities with an amortized cost of $275,153,000 and a market value of $275,563,000. The ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") to the individual securities in the companies fixed maturities portfolio (shown at amortized cost) include investment grade securities comprising U.S. governments, agencies and AAA corporates to BBB- ($242,697,000 or 88.2%), and below investment grade securities BB+ to BB- ($28,403,000 or 10.3%). Securities not rated by Standard & Poor's had an NAIC rating of 1 or 2 ($4,053,000 or 1.5%).

The Company classifies 100% of its securities as available for sale. On December 31, 1996, fixed income securities with an amortized cost of $275,153,000 and an estimated fair value of $275,563,000 were designated as available for sale. Net unrealized appreciation of fixed maturity securities of $410,000 was comprised of gross appreciation of $1,221,000 and gross depreciation of $811,000. Unrealized holding gains on these securities, net of adjustments to deferred policy acquisition costs and deferred income taxes, increased stockholder's equity by $265,000 at December 31, 1996.

The Company began investing in below investment grade securities during 1996. At December 31, 1996, the amortized cost value of the Company's total investment in below investment grade securities was $25,921,000, or 8.2%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of its investment portfolio. At December 31, 1996, the yield at amortized cost on the Company's below investment grade portfolio was 8.4% compared to 6.7% for the Company's investment grade corporate bond portfolio. The Company estimates that the fair value of its below investment grade portfolio was $26,114,000, or 100.7% of amortized cost value, at December 31, 1996.

Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other
creditors of the issuer.   Also, issuers of below investment grade securities
usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through careful credit analysis, strict investment policy guidelines, and diversification by company and by industry.

The Company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if its ability to realize its carrying value on any investment has been impaired. For debt and equity securities, if impairment in value is determined to be other than temporary (i.e. if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the security's new cost basis. The amount of the writedown is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods.

At December 31, 1996, no fixed maturity securities were deemed to have impairments in value that are other than temporary. The Company's fixed maturity investment portfolio had a combined yield at amortized cost of 6.9% at December 31, 1996.

Mortgage Loans: Mortgage loans represent 10.0% of the Company's investment portfolio. Subsequent to the acquisition, the Company purchased mortgage loans from an affiliate to broaden its investment alternatives. Mortgages outstanding were $31,459,000 at December 31, 1996 with an estimated fair value of $30,979,000. The Company's mortgage loan portfolio includes 18 loans with an average size of $1,748,000 and average seasoning of 1.9 years if weighted by the number of loans, and 2.0 years if weighted by mortgage loan carrying values. The Company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At December 31, 1996, the yield on the Company's mortgage loan portfolio was 7.6%.

At December 31, 1996, no mortgage loans were delinquent by 90 days or more.
The Company does not expect to incur material losses from its mortgage loan portfolio. The Company's loan investment strategy is consistent with that of other life insurance subsidiaries of its ultimate parent, Equitable. Equitable has experienced a historically low default rate in its mortgage loan portfolio and has been able to recover 99% of the principal amount of problem mortgages resolved in the last three years.

At December 31, 1996, the Company had no investments in default. The Company estimates its total investment portfolio, excluding policy loans, had a fair value approximately equal to 100.0% of its amortized cost value for accounting purposes at December 31, 1996.

OTHER ASSETS

Accrued investment income increased $3,371,000 during 1996 due to an increase in new fixed income investments and in the overall size of the portfolio resulting from the investment of premiums allocated to the fixed account option of the Company's variable products.

The Company's DPAC and previous balance of PVIF, as of the purchase date, were eliminated and an asset representing the PVIF was established for all policies in force at the acquisition date. PVIF is amortized into income in proportion to the expected gross profits of the in force acquired in a manner similar to DPAC amortization. Any expenses which vary with the sales of the Company's products are deferred and amortized. At December 31, 1996, the Company had DPAC and PVIF balances of $11,468,000 and $83,051,000, respectively.

Goodwill totaling $39,254,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the acquisition date. Amortization of goodwill through December 31, 1996 was $589,000.

At December 31, 1996, the Company had $1,207,247,000 of separate account assets compared to $1,048,953,000 at December 31, 1995. The increase in separate account assets is due to growth in sales of the Company's variable products.

At December 31, 1996, the Company had total assets of $1,677,899,000, an increase of 39.5% over total assets at December 31, 1995.

LIABILITIES

In conjunction with the volume of variable insurance sales, the Company's total liabilities increased $432,483,000, or 39.1%, during 1996 and totaled $1,537,415,000 at December 31, 1996. Future policy benefits for annuity and interest sensitive life products increased $251,614,000, or 747.2%, to $285,287,000 reflecting large premium growth in the Company's fixed account option of its variable products. Premium growth also accounted for the $158,294,000, or 15.1%, increase in separate account liabilities to $1,207,247,000 at December 31, 1996.

As of the acquisition date, the Company's existing unearned revenue reserve was eliminated. This treatment corresponds with treatment of the present value of in force acquired.

On December 17, 1996, Golden American issued a $25,000,000, 8.25% surplus note to Equitable. The note matures on December 17, 2026. On December 17, 1996, Golden American contributed the $25,000,000 to First Golden, acquiring 200,000 shares of common stock (100% of shares outstanding) of First Golden.

EQUITY

On December 30, 1994, the Company issued $50 million of redeemable preferred stock to its immediate parent, BT Variable. On September 23, 1996, the preferred stock was redeemed and the proceeds were contributed to the Company as additional paid-in capital.

The effects of inflation and changing prices on the Company are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in purchasing power when monetary assets exceed monetary liabilities.


LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of the Company are met by cash flow from variable insurance premiums, investment income and maturities of fixed maturity investments and mortgage loans. The Company primarily uses funds for the payment of insurance benefits, commissions, operating expenses and the purchase of new investments.

The Company's home office operations are currently housed in a leased location in Wilmington, Delaware and a leased location in New York, New York. The Company intends to spend approximately $1,000,000 on capital needs for 1997.

The ability of Golden American to pay dividends to its parent is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During 1997, Golden American could pay dividends to its parent of approximately $2,186,000 without prior approval of statutory authorities. The Company has maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the company's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. Golden American has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that Golden American has total adjusted capital which is well above all required capital levels. First Golden intends to comply with these requirements in 1997, as its insurance license was approved on January 2, 1997, and expects to exceed levels that require regulatory action.

Surplus Note: On December 17, 1996, Golden American issued a surplus note in the amount of $25,000,000 to Equitable. The note matures on December 17, 2026 and will accrue interest of 8.25% per annum until paid. The note and accrued interest thereon shall be subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made shall be subject to the prior approval of the Delaware Insurance Commissioner. On December 17, 1996, Golden American contributed the $25,000,000 to First Golden acquiring 200,000 shares of common stock (100% of shares outstanding) of First Golden.

Line of Credit: Golden American maintains a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. The maximum borrowing allowed under this facility is $25,000,000 expiring on December 31, 1997. At December 31, 1996, no amounts were outstanding under this agreement.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
_________________________________________________________

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

4. Other factors affecting the performance of the Company, including, but not limited to, market conduct issues, stock market performance, litigation, insurance industry insolvencies, investment performance of the underlying portfolios of the variable products, variable product design and sales volume by significant sellers of the Company's variable products.



















REPORT OF INDEPENDENT AUDITORS
________________________________________________________________________________

The Board of Directors and Stockholder
Golden American Life Insurance Company

We have audited the accompanying consolidated balance sheets of Golden American Life Insurance Company as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the post-acquisition period from August 14, 1996 to December 31, 1996 and the pre-acquisition period from January 1, 1996 to August 13, 1996 and for each of the years ended December 31, 1995 and 1994. Our audits also included the financial statements schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden American Life Insurance Company at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the post-acquisition period from August 14, 1996 to December 31, 1996 and the pre-acquisition period from January 1, 1996 to August 13, 1996 and for each of the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                   s/Ernst & Young LLP


Des Moines, Iowa
February 11, 1997
















ITEM 8.  Financial Statements and Supplementary Data

                        CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share data)

                                         POST-ACQUISITION   |   PRE-ACQUISITION
                                        ___________________ |  _________________
                                         December 31, 1996  |  December 31, 1995
                                        ___________________ |  _________________
                                                            |
ASSETS                                                      |
                                                            |
Investments:                                                |
 Fixed maturities, available for sale,                      |
  at fair value (cost: 1996 - $275,153;                     |
  1995 - $48,671)                                 $275,563  |           $49,629
 Equity securities, at fair value                           |
  (cost: 1996 - $36; 1995 - $27)                        33  |                29
 Mortgage loans on real estate                      31,459  |                --
 Policy loans                                        4,634  |             2,021
 Short-term investments                             12,631  |            15,614
                                        ___________________ |  _________________
Total investments                                  324,320  |            67,293
                                                            |
Cash and cash equivalents                            5,839  |             5,046
                                                            |
Accrued investment income                            4,139  |               768
                                                            |
Deferred policy acquisition costs                   11,468  |            67,314
                                                            |
Present value of in force acquired                  83,051  |             6,057
                                                            |
Property and equipment, less allowances                     |
 for depreciaition of $63 in 1996 and                       |
 $86 in 1995                                           699  |               490
                                                            |
Goodwill, less accumulated amortization                     |
 of $589 in 1996                                    38,665  |                --
                                                            |
Other assets                                         2,471  |             7,136
                                                            |
Separate account assets                          1,207,247  |         1,048,953
                                        ___________________ |  _________________
Total assets                                    $1,677,899  |        $1,203,057
                                        =================== |  =================











See accompanying notes.

                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                (Dollars in thousands, except per share data)

                                         POST-ACQUISITION   |   PRE-ACQUISITION
                                        ___________________ |  _________________
                                         December 31, 1996  |  December 31, 1995
                                        ___________________ |  _________________
                                                            |
LIABILITIES AND STOCKHOLDER'S                               |
 EQUITY                                                     |
                                                            |
Policy liabilities and accruals:                            |
 Future policy benefits:                                    |
  Annuity and interest sensitive life                       |
   products                                       $285,287  |           $33,673
  Unearned revenue reserve                           2,063  |             6,556
                                        ___________________ |  _________________
                                                   287,350  |            40,229
                                                            |
Deferred income taxes                                  365  |                --
Surplus note                                        25,000  |                --
Due to affiliates                                    1,504  |               675
Other liabilities                                   15,949  |            15,075
Separate account liabilities                     1,207,247  |         1,048,953
                                        ___________________ |  _________________
                                                 1,537,415  |         1,104,932
                                                            |
Commitments and contingencies                               |
                                                            |
Stockholder's equity:                                       |
 Common stock, par value $10 per share,                     |
  authorized, issued and outstanding                        |
  250,000 shares                                     2,500  |             2,500
 Redeemable preferred stock, par value                      |
  $5,000 per share, 50,000 shares                           |
  authorized (1995 - 10,000 shares                          |
  issued and outstanding)                               --  |            50,000
 Additional paid-in capital                        137,372  |            45,030
 Unrealized appreciation (depreciation)                     |
  of securities at fair value                          262  |               658
 Retained earnings (deficit)                           350  |               (63)
                                        ___________________ |  _________________
Total stockholder's equity                         140,484  |            98,125
                                        ___________________ |  _________________
Total liabilities and stockholder's                         |
 equity                                         $1,677,899  |        $1,203,057
                                        =================== |  =================









See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in thousands)

                                            POST-ACQUISITION | PRE-ACQUISITION
                                           __________________| ________________
                                              For the period |  For the period
                                             August 14, 1996 | January 1, 1996
                                                     through |         through
                                           December 31, 1996 | August 13, 1996
                                           __________________| ________________
                                                             |
                                                             |
Revenues:                                                    |
 Annuity and interest sensitive life                         |
  product charges                                     $8,768 |         $12,259
 Management fee revenue                                  877 |           1,390
 Net investment income                                 5,795 |           4,990
 Realized gains (losses) on investments                   42 |            (420)
 Other income                                            486 |              70
                                           __________________| ________________
                                                      15,968 |          18,289
                                                             |
                                                             |
Insurance benefits and expenses:                             |
 Annuity and interest sensitive life benefits:               |
  Interest credited to account balances                5,741 |           4,355
  Benefit claims incurred in excess of                       |
   account balances                                    1,262 |             915
 Underwriting, acquisition and insurance                     |
  expenses:                                                  |
   Commissions                                         9,866 |          16,549
   General expenses                                    5,906 |           9,422
   Insurance taxes                                       672 |           1,225
   Policy acquisition costs deferred                 (11,712)|         (19,300)
   Amortization:                                             |
    Deferred policy acquisition costs                    244 |           2,436
    Present value of in force acquired                 2,745 |             951
    Goodwill                                             589 |              --
                                           __________________| ________________
                                                      15,313 |          16,553
                                                             |
Interest expense                                          85 |              --
                                           __________________| ________________
                                                      15,398 |          16,553
                                           __________________| ________________
                                                         570 |           1,736
                                                             |
Income taxes                                             220 |          (1,463)
                                           __________________| ________________
                                                             |
Net income                                              $350 |          $3,199
                                           ==================| ================




See accompanying notes.

                  CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                            (Dollars in thousands)

                                                       PRE-ACQUISITION
                                           ____________________________________
                                                     For the          For the
                                                  year ended        year ended
                                                December 31,      December 31,
                                                        1995              1994
                                           ____________________________________

Revenues:
 Annuity and interest sensitive life
  product charges                                    $18,388           $17,519
 Management fee revenue                                  987                --
 Net investment income                                 2,818               560
 Realized gains (losses) on investments                  297                65
 Other income                                             63                --
                                           __________________  ________________
                                                      22,553            18,144


Insurance benefits and expenses:
 Annuity and interest sensitive life benefits:
  Interest credited to account balances                1,322                40
  Benefit claims incurred in excess of
   account balances                                    1,824                (5)
 Underwriting, acquisition and insurance
  expenses:
   Commissions                                         7,983            16,978
   General expenses                                   12,650            12,921
   Insurance taxes                                       952               373
   Policy acquisition costs deferred                  (9,804)          (23,119)
   Amortization:
    Deferred policy acquisition costs                  2,710             4,608
    Present value of in force acquired                 1,552             2,164
    Goodwill                                              --                --
                                           __________________  ________________
                                                      19,189            13,960

Interest expense                                          --             1,962
                                           __________________  ________________
                                                      19,189            15,922
                                           __________________  ________________
                                                       3,364             2,222

Income taxes                                              --                --
                                           __________________  ________________
Net income                                            $3,364            $2,222
                                           ==================  ================





See accompanying notes.

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                  (Dollars in thousands, except per share data)

                                                PRE-ACQUISITION
                      __________________________________________________________
                                                    Unreal-
                                                       ized
                                                     Appre-
                                                    ciation
                                                    (Depre-
                                                   ciation)
                                           Addi-         of               Total
                              Redeemable  tional  Securities Retained    Stock-
                      Common  Preferred  Paid-In         at  Earnings  holder's
                       Stock     Stock   Capital  Fair Value (Deficit)   Equity
                      __________________________________________________________
Balance at
 January 1, 1994      $2,500             $28,336        $62   ($2,301)  $28,597
 Issuance of 10,000
  shares of preferred
  stock                   --   $50,000        --         --        --    50,000
 Contribution of
  capital                 --        --     8,750         --        --     8,750
 Net income for 1994      --        --        --         --     2,222     2,222
 Unrealized deprecia-
  tion of securities
  at fair value           --        --        --        (63)       --       (63)
                      __________________________________________________________
Balance at
 December 31, 1994     2,500    50,000    37,086         (1)      (79)   89,506
 Contribution of
  capital                 --        --     7,944         --        --     7,944
 Net income for 1995      --        --        --         --     3,364     3,364
 Preferred stock
  dividends               --        --        --         --    (3,348)   (3,348)
 Unrealized apprecia-
  tion of securities
  at fair value           --        --        --        659        --       659
                      __________________________________________________________
Balance at
 December 31, 1995     2,500    50,000    45,030        658       (63)   98,125
 Net income for the
  period January 1, 1996
  to August 13, 1996      --        --        --         --     3,199     3,199
 Preferred stock
  dividends               --        --        --         --      (719)     (719)
 Unrealized deprecia-
  tion of securities
  at fair value           --        --        --     (1,175)       --    (1,175)
                      __________________________________________________________

Balance at
 August 13, 1996      $2,500   $50,000   $45,030      ($517)   $2,417   $99,430
                      ==========================================================

See accompanying notes.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY - CONTINUED
                  (Dollars in thousands, except per share data)

                                               POST-ACQUISITION
                      __________________________________________________________
                                                    Unreal-
                                                       ized
                                                     Appre-
                                                    ciation
                                                    (Depre-
                                                   ciation)
                                           Addi-         of               Total
                              Redeemable  tional  Securities Retained    Stock-
                      Common  Preferred  Paid-In         at  Earnings  holder's
                       Stock     Stock   Capital  Fair Value (Deficit)   Equity
                      __________________________________________________________
Balance at
 August 14, 1996      $2,500   $50,000   $87,372         --        --  $139,872
 Contribution of
  preferred stock
  to additional
  paid-in capital         --   (50,000)   50,000         --        --        --
 Net income for period
  August 14, 1996 to
  December 31, 1996       --        --        --         --      $350       350
 Unrealized apprecia-
  tion of securities
  at fair value           --        --        --       $262        --       262
                      __________________________________________________________
Balance at
 December 31, 1996    $2,500    $   --  $137,372       $262      $350  $140,484
                      ==========================================================























See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                        POST-ACQUISITION  |   PRE-ACQUISITION
                                       ___________________| ___________________
                                           For the period |     For the period
                                          August 14, 1996 |    January 1, 1996
                                                  through |            through
                                        December 31, 1996 |    August 13, 1996
                                       ___________________| ___________________
                                                          |
                                                          |
OPERATING ACTIVITIES                                      |
Net income                                           $350 |             $3,199
Adjustments to reconcile net income                       |
 to net cash provided by (used in)                        |
 operations:                                              |
 Adjustments related to annuity and                       |
  interest sensitive life products:                       |
  Change in annuity and interest                          |
   sensitive life product reserves                  5,106 |              4,472
  Change in unearned revenues                       2,063 |              2,084
 Increase in accrued investment income               (877)|             (2,494)
 Policy acquisition costs deferred                (11,712)|            (19,300)
 Amortization of deferred policy                          |
  acquisition costs                                   244 |              2,436
 Amortization of present value of in                      |
  force acquired                                    2,745 |                951
 Change in other assets, other                            |
  liabilities and accrued income taxes                (96)|              4,672
 Provision for depreciation and                           |
  amortization                                      1,242 |                703
 Provision for deferred income taxes                  220 |             (1,463)
 Realized (gains) losses on investments               (42)|                420
                                       ___________________| ___________________
Net cash provided by (used in)                            |
 operating activities                                (757)|             (4,320)
                                                          |
                                                          |
INVESTING ACTIVITIES                                      |
Sale, maturity or repayment of                            |
 investments:                                             |
 Fixed maturities - available for sale             47,453 |             55,091
 Fixed maturities - held for investment                -- |                 --
 Equity securities                                     -- |                 --
 Mortgage loans on real estate                         40 |                 --
 Short-term investments - net                       2,629 |                354
                                       ___________________| ___________________
                                                   50,122 |             55,445







See accompanying notes.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                           POST-ACQUISITION |  PRE-ACQUISITION
                                          __________________| _________________
                                             For the period |   For the period
                                            August 14, 1996 |  January 1, 1996
                                                    through |          through
                                          December 31, 1996 |  August 13, 1996
                                          __________________| _________________
                                                            |
                                                            |
INVESTING ACTIVITIES - CONTINUED                            |
Acquisition of investments:                                 |
 Fixed maturities - available for sale            ($147,170)|        ($184,589)
 Fixed maturities - held for investment                  -- |               --
 Equity securities                                       (5)|               --
 Mortgage loans on real estate                      (31,499)|               --
 Policy loans - net                                    (637)|           (1,977)
 Short-term investments - net                            -- |               --
                                          __________________| _________________
                                                   (179,311)|         (186,566)
 Funds held in escrow pursuant to                           |
  an Exchange Agreement                                  -- |               --
 Purchase of property and equipment                    (137)|               --
                                          __________________| _________________
Net cash used in investing activities              (129,326)|         (131,121)
                                                            |
FINANCING ACTIVITIES                                        |
Retirement of short-term debt                            -- |               --
Proceeds from issuance of surplus note               25,000 |               --
Receipts from annuity and interest                          |
 sensitive life policies credited                           |
 to policyholder account balances                   116,819 |          149,750
Return of policyholder account balances                     |
 on annuity and interest sensitive                          |
 life policies                                       (3,315)|           (2,695)
Net reallocations (to) from Separate                        |
 Accounts                                           (10,237)|           (8,286)
Contributions of capital by parent                       -- |               --
Issuance of preferred stock                              -- |               --
Dividends paid on preferred stock                        -- |             (719)
                                          __________________| _________________
Net cash provided by financing                              |
 activities                                         128,267 |          138,050
                                          __________________| _________________
Increase (decrease) in cash and                             |
 cash equivalents                                    (1,816)|            2,609
                                                            |
Cash and cash equivalents at                                |
 beginning of period                                  7,655 |            5,046
                                          __________________| _________________
Cash and cash equivalents at end                            |
 of period                                           $5,839 |           $7,655
                                          ==================| =================

See accompanying notes.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                        PRE-ACQUISITION
                                              ________________________________
                                                    For the          For the
                                                 year ended        year ended
                                               December 31,      December 31,
                                                       1995              1994
                                              ________________________________

OPERATING ACTIVITIES
Net income                                           $3,364            $2,222
Adjustments to reconcile net income
 to net cash provided by (used in)
 operations:
 Adjustments related to annuity and
  interest sensitive life products:
  Change in annuity and interest
   sensitive life product reserves                    4,664            (1,370)
  Change in unearned revenues                         4,949             1,594
 Increase in accrued investment income                 (676)              (24)
 Policy acquisition costs deferred                   (9,804)          (23,119)
 Amortization of deferred policy
  acquisition costs                                   2,710             4,608
 Amortization of present value of in
  force acquired                                      1,552             2,164
 Change in other assets, other
  liabilities and accrued income taxes                4,686            (4,543)
 Provision for depreciation and
  amortization                                         (142)               13
 Provision for deferred income taxes                     --                --
 Realized (gains) losses on investments                (297)              (65)
                                              ______________    ______________
Net cash provided by (used in)
 operating activities                                11,006           (18,520)


INVESTING ACTIVITIES
Sale, maturity or repayment of
 investments:
 Fixed maturities - available for sale               24,026                --
 Fixed maturities - held for investment                  --               321
 Equity securities                                       --               313
 Mortgage loans on real estate                           --                --
 Short-term investments - net                            --             1,299
                                              ______________    ______________
                                                     24,026             1,933







See accompanying notes.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                        PRE-ACQUISITION
                                               ________________________________
                                                     For the          For the
                                                  year ended        year ended
                                                December 31,      December 31,
                                                        1995              1994
                                               ________________________________

INVESTING ACTIVITIES - CONTINUED
Acquisition of investments:
 Fixed maturities - available for sale              ($61,723)               --
 Fixed maturities - held for investment                   --             ($857)
 Equity securities                                       (10)               (7)
 Mortgage loans on real estate                            --                --
 Policy loans - net                                   (1,508)             (369)
 Short-term investments - net                         (1,681)               --
                                               ______________    ______________
                                                     (64,922)           (1,233)
 Funds held in escrow pursuant to
  an Exchange Agreement                               (1,242)           (1,382)
 Purchase of property and equipment                       --                --
                                               ______________    ______________
Net cash used in investing activities                (42,138)             (682)

FINANCING ACTIVITIES
Retirement of short-term debt                             --           (40,000)
Proceeds from issuance of surplus note                    --                --
Receipts from annuity and interest
 sensitive life policies credited
 to policyholder account balances                     29,501                --
Return of policyholder account balances
 on annuity and interest sensitive
 life policies                                        (1,543)               --
Net reallocations (to) from Separate
 Accounts                                                 --                --
Contributions of capital by parent                     7,944             8,750
Issuance of preferred stock                               --            50,000
Dividends paid on preferred stock                     (3,348)               --
                                               ______________    ______________
Net cash provided by financing
 activities                                           32,554            18,750
                                               ______________    ______________
Increase (decrease) in cash and
 cash equivalents                                      1,422              (452)

Cash and cash equivalents at
 beginning of period                                   3,624             4,076
                                               ______________    ______________
Cash and cash equivalents at end
 of period                                            $5,046            $3,624
                                               ==============    ==============

See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1996

1.  SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

CONSOLIDATION
The consolidated financial statements include Golden American Life Insurance Company ("Golden American") and its wholly-owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden") collectively the "Company". First Golden was capitalized by Golden American on December 17, 1996. All significant intercompany accounts and transactions have been eliminated.

ORGANIZATION
Golden American offers variable insurance products and is licensed as a life insurance company in the District of Columbia and all states except New York. On January 2, 1997, First Golden became licensed to sell insurance products in the state of New York. The Company's products are marketed by broker/dealers, financial institutions and insurance agents. The Company's primary customers are individuals and families.

On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") and its wholly-owned subsidiaries, Golden American and Directed Services, Inc. ("DSI") from Whitewood Properties Corporation ("Whitewood") pursuant to the terms of a Stock Purchase Agreement between Equitable and Whitewood (the "Purchase Agreement"). See Note 5 for additional information.

For financial statement purposes, the change in control of Golden American through the acquisition of BT Variable was accounted for as a purchase acquisition effective August 14, 1996. This acquisition resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at that date. As a result, the Company's financial statements for periods subsequent to August 13, 1996, are presented on the Post-Acquisition new basis of accounting, while the financial statements for August 13, 1996 and prior periods are presented on the Pre-Acquisition historical cost basis of accounting.

INVESTMENTS
Fixed Maturities: Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires fixed maturity securities to be designated as either "available for sale", "held for investment" or "trading". Sales of fixed maturities designated as "available for sale" are not restricted by SFAS No. 115. Available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholder's equity, after adjustment for related changes in deferred policy acquisition costs, present value of in force acquired, policy reserves and deferred income taxes. At December 31, 1996 and 1995, all of the Company's fixed maturity securities are designated as available for sale although the Company is not precluded from designating fixed maturity securities as held for investment or trading at some future date. Securities the Company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the fair value of these securities, except for declines that are other than temporary, are not reflected in the Company's financial statements. Sales of securities designated as held for investment are severely restricted by SFAS No. 115. Securities that are bought and held principally for the purpose of selling them in the near term are designated as trading securities. Unrealized gains and losses on trading securities are included in current earnings. Transfers of securities between categories are restricted and are recorded at fair value at the time of the transfer. Securities that are determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the Company's Statements of Income. Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the security's expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected lives.

Equity Securities: Equity securities are reported at estimated fair value if readily marketable or at cost if not readily marketable. The change in unrealized appreciation and depreciation of marketable equity securities (net of related deferred income taxes, if any) is included directly in stockholder's equity. Equity securities that are determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the Company's Statement of Income.

Mortgage loans: Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected future cash flows from the loan, discounted at the loan's effective interest rate, or to the loan's observable market price, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance which is adjusted at each reporting date for significant changes in the calculated value of the loan. Changes in this valuation allowance are charged or credited to income.

Other investments: Policy loans are reported at unpaid principal. Short-term investments are reported at cost adjusted for amortization of premiums and accrual of discounts.

Fair Values: Estimated fair values, as reported herein, of publicly traded fixed maturity securities are as reported by an independent pricing service. Fair values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Fair values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Estimated fair values of equity securities which consists of the Company's investment in its registered separate accounts are based upon the quoted fair value of the securities comprising the individual portfolios underlying the separate accounts. Realized gains and losses are determined on the basis of specific identification and average cost methods for manager initiated and issuer initiated disposals, respectively.

CASH AND CASH EQUIVALENTS
For purposes of the consolidated statement of cash flows, the Company considers all demand deposits and interest-bearing accounts not related to the investment function to be cash equivalents. All interest-bearing accounts classified as cash equivalents have original maturities of three months or less.


DEFERRED POLICY ACQUISITION COSTS
Certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, have been deferred. Acquisition costs for variable annuity and life products are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected future gross profits. This amortization is adjusted retrospectively, or "unlocked", when the Company revises its estimate of current or future gross profits to be realized from a group of products. Deferred policy acquisition costs are adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturity securities the Company has designated as "available for sale" under SFAS No. 115.

PRESENT VALUE OF IN FORCE ACQUIRED
As a result of the acquisition of Golden American, a portion of the acquisition cost was allocated to the right to receive future cash flows from the existing insurance contracts. This allocated cost represents the present value of in force acquired ("PVIF") which reflects the value of those purchased policies calculated by discounting actuarially determined expected cash flows at the discount rate determined by the purchaser. Interest is imputed on the unamortized balance of PVIF at rates of 7.70% to 7.80%. Amortization of PVIF is charged to expense in proportion to expected gross profits. This amortization is adjusted retrospectively, or "unlocked", when the Company revises its estimate of current or future gross profits to be realized from the insurance contracts acquired. PVIF is adjusted to reflect the pro forma impact of unrealized gains (losses) on available for sale fixed maturities.

PROPERTY AND EQUIPMENT
Property and equipment primarily represent leasehold improvements at the Golden American headquarters, office furniture and equipment and capitalized computer software and are not considered to be significant to the Company's overall operations. Property and equipment are reported at cost less allowances for depreciation. Depreciation expense is computed primarily on the basis of straight-line method over the estimated useful lives of the assets.

GOODWILL
Goodwill was established as a result of the acquisition discussed above and is being amortized over 25 years on a straight line basis. See Note 5 for additional information.

FUTURE POLICY BENEFITS
Future policy benefits for fixed interest divisions of the variable products, are established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges. Interest credited to these policies ranged from 4.00% to 7.25% during 1996.

The unearned revenue reserve represents unearned distribution fees discussed below. These distribution fees have been deferred and are amortized over the life of the contract in proportion to its expected gross profits.

SEPARATE ACCOUNTS
Assets and liabilities of the separate accounts reported in the accompanying balance sheets represent funds that are separately administered principally for variable annuity and variable life contracts. Contractholders, rather than the Company, bear the investment risk for variable products. At the direction of the contractholders, the separate accounts invest the premiums from the sale of variable annuity and variable life products in shares of specified mutual funds. The assets and liabilities of the separate accounts are clearly identified and segregated from other assets and liabilities of the Company. The portion of the separate account assets applicable to variable annuity and variable life contracts cannot be charged with liabilities arising out of any other business the Company may conduct.

Variable separate account assets carried at fair value of the underlying investments generally represent contractholder investment values maintained in the accounts. Variable separate account liabilities represent account balances for the variable annuity and variable life contracts invested in the separate accounts. Net investment income and realized and unrealized capital gains and losses related to separate account assets are not reflected in the accompanying Statement of Income.

Product charges recorded by the Company from variable annuity and variable life products consist of charges applicable to each contract for mortality and expense risk, cost of insurance, contract administration and surrender charges. In addition, some variable annuity and all variable life contracts provide for a distribution fee collected for a limited number of years after each premium deposit. Revenue recognition of collected distribution fees is amortized over the life of the contract in proportion to its expected gross profits. The balance of unrecognized revenue related to the distribution fees is reported as an unearned revenue reserve.

DEFERRED INCOME TAXES
Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred tax assets or liabilities are adjusted to reflect the pro forma impact of unrealized gains and losses on equity securities and fixed maturity securities the Company has designated as available for sale under SFAS No. 115. Changes in deferred tax assets or liabilities resulting from this SFAS No. 115 adjustment are charged or credited directly to stockholder's equity. Deferred income tax expenses or credits reflected in the Company's Statement of Income are based on the changes in the deferred tax asset or liability from period to period (excluding the SFAS No. 115 adjustment).

DIVIDEND RESTRICTIONS
Golden American's ability to pay dividends to its parent is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During 1997, Golden American could pay dividends to its parent of approximately $2,186,000 without prior approval of statutory authorities. The Company has maintained adequate statutory capital and surplus and has not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the preparation period. Actual results could differ from those estimates.

Management is required to utilize historical experience and assumptions about future events and circumstances in order to develop estimates of material reported amounts and disclosures. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates and assumptions are (1) estimates of fair values of investments in securities and other financial instruments, as well as fair values of policyholder liabilities, (2) policyholder liabilities, (3) deferred policy acquisition costs and present value of in force acquired, (4) fair values of assets and liabilities recorded as a result of acquisition transactions, (5) asset valuation allowances, (6) guaranty fund assessment accruals, (7) deferred tax benefits (liabilities) and (8) estimates for commitments and contingencies including legal matters, if a liability is anticipated and can be reasonably estimated. Estimates and assumptions regarding all of the preceding are inherently subject to change and are reassessed periodically. Changes in estimates and assumptions could materially impact the financial statements.

RECLASSIFICATION
Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 financial statement presentation.

2.  BASIS OF FINANCIAL REPORTING
________________________________________________________________________________

The financial statements of the Company differ from related statutory-basis financial statements principally as follows: (1) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (2) an asset representing the present value of future cash flows from insurance contracts acquired was established as a result of an acquisition and is amortized and charged to expense; (3) future policy benefit reserves for the fixed interest divisions of the variable products are based on full account values, rather than the greater of cash surrender value or amounts derived from discounting methodologies utilizing statutory interest rates; (4) reserves are reported before reduction for reserve credits related to reinsurance ceded and a receivable is established, net of an allowance for uncollectible amounts, for these credits rather than presented net of these credits; (5) fixed maturity investments are designated as "available for sale" and valued at fair value with unrealized appreciation/depreciation, net of adjustments to deferred income taxes
(if applicable) and deferred policy acquisition costs, credited/charged directly to stockholder's equity rather than valued at amortized cost; (6) the carrying value of fixed maturity securities is reduced to fair value by a charge to realized losses in the Statements of Income when declines in carrying value are judged to be other than temporary, rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus; (7) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities; (8) net realized gains or losses attributed to changes in the level of interest rates in the market are recognized when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security; (9) a liability is established for anticipated guaranty fund assessments, net of related anticipated premium tax credits, rather than capitalized when assessed and amortized in accordance with procedures permitted by insurance regulatory authorities; (10) revenues for variable annuity and variable life products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; and (11) assets and liabilities are restated to fair values when a change in ownership occurs, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

Net income (loss) for Golden American, as determined in accordance with statutory accounting practices was $(9,188,000) in 1996, $(4,117,000) in 1995 and $(11,260,000) in 1994. Total statutory capital and surplus was $80,430,000 at December 31, 1996 and $66,357,000 at December 31, 1995.




3.   INVESTMENT OPERATIONS
________________________________________________________________________________

INVESTMENT RESULTS
Major categories of net investment income are summarized below:

                           POST-
                        ACQUISITION                 PRE-ACQUISITION
                        _______________________________________________________
                           For the  |    For the
                             period |      period
                         August 14, |  January 1,       For the        For the
                        1996 through| 1996 through   year ended     year ended
                        December 31,|  August 13,   December 31,   December 31,
                               1996 |        1996          1995           1994
                        ____________| _________________________________________
                              (Dollars in thousands)
                                    |
Fixed maturities             $5,083 |      $4,507        $1,610           $142
Equity securities               103 |          --            --              1
Mortgage loans on real              |
 estate                         203 |          --            --             --
Policy loans                     78 |          73            56             11
Short-term investments          441 |         341           899            226
Other, net                        2 |          22           148             99
Funds held in escrow             -- |         145           166             83
                        ____________| _________________________________________
Gross investment income       5,910 |       5,088         2,879            562
Less investment expenses       (115)|         (98)          (61)            (2)
                        ____________| _________________________________________
Net investment income        $5,795 |      $4,990        $2,818           $560
                        ============| =========================================

























Realized gains (losses) are as follows:

                                        REALIZED*
                           POST-
                        ACQUISITION                 PRE-ACQUISITION
                        _______________________________________________________
                           For the  |    For the
                             period |      period
                         August 14, |  January 1,
                        1996 through| 1996 through   Year ended     Year ended
                        December 31,|  August 13,   December 31,   December 31,
                               1996 |        1996          1995           1994
                        ____________| _________________________________________
                             (Dollars in thousands)
                                    |
Fixed maturities:                   |
 Available for sale             $42 |       ($420)         $297
 Held for investment             -- |          --            --             $2
Equity securities                -- |          --            --             63
                        ____________| _________________________________________
Realized gains (losses)             |
 on investments                 $42 |       ($420)         $297            $65
                        =======================================================

*See Note 6 for the income tax effects attributable to realized gains and losses on investments.

The change in unrealized appreciation (depreciation) on securities at fair value is as follows:

                                        UNREALIZED
                           POST-
                        ACQUISITION                 PRE-ACQUISITION
                        _______________________________________________________
                           For the  |    For the
                             period |      period
                         August 14, |  January 1,
                        1996 through| 1996 through   Year ended     Year ended
                        December 31,|  August 13,   December 31,   December 31,
                             1996** |        1996          1995           1994
                        ____________| _________________________________________
                             (Dollars in thousands)
                                    |
Fixed maturities:                   |
 Available for sale            $410 |     ($2,087)         $958           ($65)
 Held for investment             -- |          --            90             --
Equity securities                (3)|           1             3            (63)
                        ____________| _________________________________________
Unrealized appreciation             |
 (depreciation) of                  |
 securities                    $407 |     ($2,086)       $1,051          ($128)
                        =======================================================

**On August 13, 1996, all fixed maturities and equity securities in the Company's investment portfolio were marked to market.

At December 31, 1996 and December 31, 1995, amortized cost, gross unrealized gains and losses and estimated fair values of fixed maturity securities, all of which are designated as available for sale, are as follows:

                                               POST-ACQUISITION
                               _______________________________________________
                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
December 31, 1996                    Cost       Gains      Losses       Value
______________________________________________________________________________
                                             (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
  Mortgage-backed securities      $70,902        $122       ($247)    $70,777
  Other                             3,082           2          (4)      3,080
Public utilities                   35,893         193         (38)     36,048
Investment grade corporate        134,487         586        (466)    134,607
Below investment grade
 corporate                         25,921         249         (56)     26,114
Mortgage-backed securities          4,868          69          --       4,937
                               ___________ ___________ ___________ ___________
Total                            $275,153      $1,221       ($811)   $275,563
                               =========== =========== =========== ===========

                                               PRE-ACQUISITION
                               _______________________________________________
                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
December 31, 1995                    Cost       Gains      Losses       Value
______________________________________________________________________________
                                             (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities - Other          $13,334        $176                 $13,510
Public utilities                    5,276          26                   5,302
Investment grade corporate         27,042         700        ($31)     27,711
Mortgage-backed securities          3,019          87          --       3,106
                               ___________ ___________ ___________ ___________
Total                             $48,671        $989        ($31)    $49,629
                               =========== =========== =========== ===========

At December 31, 1996, net unrealized investment gains on fixed maturities designated as available for sale totaled $410,000. This appreciation caused an increase to stockholder's equity of $265,000 at December 31, 1996 (net of deferred income taxes of $145,000). No fixed maturity securities were designated as held for investment at December 31, 1996 or 1995. Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates fair value for these securities.




Amortized cost and estimated fair value of fixed maturities designated as available for sale, by contractual maturity, at December 31, 1996, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        POST-ACQUISITION
                                                _____________________________
                                                                   Estimated
                                                   Amortized            Fair
December 31, 1996                                       Cost           Value
_____________________________________________________________________________
                                                    (Dollars in thousands)
Due within one year                                  $15,908         $15,930
Due after one year through five years                122,958         123,487
Due after five years through ten years                60,517          60,432
                                                _____________   _____________
                                                     199,383         199,849
Mortgage-backed securities                            75,770          75,714
                                                _____________   _____________
Total                                               $275,153        $275,563
                                                =============   =============


































An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio is as follows:

                                            Gross         Gross      Proceeds
                          Amortized      Realized      Realized          from
                               Cost         Gains        Losses          Sale
______________________________________________________________________________
                                           (Dollars in thousands)
For the period August 14,
 1996 through
 December 31, 1996:
Scheduled principal
 repayments, calls and
 tenders                     $1,612                                    $1,612
Sales                        45,799          $115          ($73)       45,841
                        ______________________________________________________
Total                       $47,411          $115          ($73)      $47,453
                        ======================================================
For the period January 1,
 1996 through August 13,
 1996:
Scheduled principal
 repayments, calls and
 tenders                     $1,801                                    $1,801
Sales                        53,710          $152         ($572)       53,290
                        ______________________________________________________
Total                       $55,511          $152         ($572)      $55,091
                        ======================================================
Year ended December 31,
 1995:
Scheduled principal
 repayments, calls and
 tenders                    $20,279          $305          ($16)      $20,568
Sales                         3,450             8            --         3,458
                        ______________________________________________________
Total                       $23,729          $313          ($16)      $24,026
                        ======================================================
Year ended December 31,
 1994:
Scheduled principal
 repayments, tenders
 (available for sale only)
 and calls - held for
 investment                    $319            $2        $   --          $321
                        ______________________________________________________
Total                          $319            $2        $   --          $321
                        ======================================================

Investment Valuation Analysis: The company analyzes its investment portfolio at least quarterly in order to determine if the carrying value of any of its investments has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary. During 1996 and 1995, no investments were identified as having an impairment other than temporary.

Investments on Deposit: At December 31, 1996 and 1995, affidavits of deposits covering bonds with a par value of $6,605,000 and $2,695,000, respectively, were on deposit with regulatory authorities pursuant to certain statutory requirements.

Investment Diversifications: The Company's investment policies related to its investment portfolio require diversification by asset type, company and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. Fixed maturity investments included investments in various government bonds and government or agency mortgage-backed securities (27% in 1996 and 1995), public utilities (13% in 1996, 11% in 1995), basic industrials (30% in 1996, 20% in 1995) and financial companies (18% in 1996, 30% in 1995). Mortgage loans on real estate have been analyzed by geographical location and 17% of all mortgage loans are in Georgia. There are no other concentrations of mortgage loans in any state exceeding ten percent in 1996. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in office buildings (36% in 1996), industrial buildings (31% in 1996) and multi-family residential buildings
(27% in 1996). Equity securities and investments accounted for by the equity method are not significant to the Company's overall investment portfolio.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholder's equity at December 31, 1996.

4.  FAIR VALUES OF FINANCIAL INSTRUMENTS
________________________________________________________________________________

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of estimated fair value of all financial instruments, including both assets and liabilities recognized and not recognized in a Company's balance sheet, unless specifically exempted. SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" requires additional disclosures about derivative financial instruments. Most of the Company's investments, insurance liabilities and debt fall within the standards' definition of a financial instrument. Although the Company's insurance liabilities are specifically exempted from this disclosure requirement, estimated fair value disclosure of these liabilities is also provided in order to make the disclosures more meaningful. Accounting, actuarial and regulatory bodies are continuing to study the methodologies to be used in developing fair value information, particularly as it relates to such things as liabilities for insurance contracts. Accordingly, care should be exercised in deriving conclusions about the Company's business or financial condition based on the information presented herein.

The Company closely monitors the composition and yield of its invested assets, the duration and interest credited on insurance liabilities and resulting interest spreads and timing of cash flows. These amounts are taken into consideration in the Company's overall management of interest rate risk, which attempts to minimize exposure to changing interest rates through the matching of investment cash flows with amounts expected to be due under insurance contracts. As discussed below, the Company has used discount rates in its determination of fair values for its liabilities which are consistent with market yields for related assets. The use of the asset market yield is consistent with management's opinion that the risks inherent in its asset and liability portfolios are similar. This assumption, however, might not result in values consistent with those obtained through an actuarial appraisal of the Company's business or values that might arise in a negotiated transaction.

The following compares carrying values as shown for financial reporting purposes with estimated fair values.


December 31                                                    1996
_______________________________________________________________________________
(Dollars in thousands)
                                                                    Estimated
                                                       Carrying          Fair
                                                          Value         Value
                                                    ____________  ____________
ASSETS
Balance sheet financial assets:
 Fixed maturities available for sale                   $275,563      $275,563
 Equity securities                                           33            33
 Mortgage loans on real estate                           31,459        30,979
 Short-term investments                                  12,631        12,631
 Cash and cash equivalents                                5,839         5,839
 Other receivables                                        4,214         4,214
 Separate account assets                              1,207,247     1,207,247
                                                    ___________________________
                                                      1,536,986     1,536,506

Deferred policy acquisition costs                        11,468            --
Present value of in force acquired                       83,051            --
Goodwill                                                 38,665            --
Deferred income taxes on fair value adjustments              --         7,741
Non-financial assets                                      3,095         3,095
                                                    ___________________________
Total assets                                         $1,673,265    $1,547,342
                                                    ===========================
LIABILITIES AND STOCKHOLDER'S EQUITY
Balance sheet financial liabilities:
  Future policy benefits (net of related policy
   loans):
   Annuity products                                    $280,076      $253,012
   Interest sensitive life products                       2,640         2,368
                                                    ___________________________
                                                        282,716       255,380
 Surplus note                                            25,000        28,878
 Separate account liabilities                         1,207,247     1,119,158
                                                    ___________________________
                                                      1,514,963     1,403,416
Non-financial liabilities                                17,818        17,818
                                                    ___________________________
Total liabilities                                     1,532,781     1,421,234
Stockholder's equity                                    140,484       126,108
                                                    ___________________________
Total liabilities and stockholder's equity           $1,673,265    $1,547,342
                                                    ===========================






The following methods and assumptions were used by the Company in estimating fair values.
  Fixed maturities: Estimated fair values of publicly traded securities are as reported by an independent pricing service. Estimated fair values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities.
  Equity securities: Estimated fair values of equity securities, which consist of the Company's investment in the portfolios underlying its separate accounts, are based upon the quoted fair value of the individual securities comprising the individual portfolios underlying the separate accounts. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality.
  Mortgage loans on real estate: Fair values are estimated by discounting expected cash flows, using interest rates currently offered for similar loans.
  Short-term investments, cash and cash equivalents, and other receivables:
Carrying values reported in the Company's historical cost basis balance sheet approximate estimated fair value for these instruments, due to their short-term nature.
  Deferred policy acquisition costs, present value of in force acquired and goodwill: For historical cost purposes, the recovery of policy acquisition costs and present value of in force acquired is based on the realization, among other things, of future interest spreads and gross premiums on in force business. Because these cash flows are considered in the computation of the future policy benefit cash flows, the deferred policy acquisition cost and present value of in force acquired balances do not appear on the estimated fair value balance sheet. Goodwill does not appear in the estimated fair value balance sheet because no cash flows are related to this asset.
  Separate account assets: Separate account assets represent the estimated fair values of the underlying securities in the Company's historical cost and estimated fair value basis balance sheets.
  Future policy benefits: Estimated fair values of the Company's liabilities for future policy benefits for the fixed interest division of the variable products are based upon discounted cash flow calculations. Cash flows of future policy benefits are discounted using the market yield rate of the assets supporting these liabilities. Estimated fair values are presented net of the estimated fair value of corresponding policy loans due to the interdependent nature of the cash flows associated with these items.
  Surplus note: Estimated fair value of the Company's surplus note was based upon discounted future cash flows using a discount rate approximating the Company's return on invested assets.
   Separate account liabilities: Separate account liabilities are reported at full account value in the Company's historical cost balance sheet. Estimated fair values of separate account liabilities are based upon assumptions using an estimated long-term average market rate of return to discount future cash flows. The reduction in fair values for separate account liabilities reflect the present value of future revenue from product charges, distribution fees or surrender charges.
    Deferred income taxes on fair value adjustments: Deferred income taxes have been reported at the statutory rate for the differences (except for those attributed to permanent differences) between the carrying value and estimated fair value of assets and liabilities set forth herein.
  Non-financial assets and liabilities: Values are presented at historical cost. Non-financial assets consist primarily of property and equipment, receivable from the Separate Accounts and restricted stock assets. Non-financial liabilities consist primarily of outstanding checks, guaranty fund assessments payable, payables for investments and suspense accounts.


At December 31, 1995, the carrying amounts reported for the financial instruments consisting primarily of short-term investments, policy loans, the adjustable principal amount promissory note and insurance and annuity reserves approximate fair value.

SFAS No. 107 and SFAS No. 119 require disclosure of estimated fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The above presentation should not be viewed as an appraisal as there are several factors, such as the fair value associated with customer or agent relationships and other intangible items, which have not been considered. In addition, interest rates and other assumptions might be modified if an actual appraisal were to be performed. Accordingly, the aggregate estimated fair value amounts presented herein are limited by each of these factors and do not purport to represent the underlying value of the Company.

5.   ACQUISITION
________________________________________________________________________________

Transaction: On August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable from Whitewood, a wholly-owned subsidiary of Bankers Trust, pursuant to the terms of the Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood. In exchange for the outstanding capital stock of BT Variable, Equitable paid the sum of $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid the sum of $51,000,000 in cash to Bankers Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. Subsequent to the acquisition, the BT Variable, Inc. name was changed to EIC Variable, Inc.

Accounting Treatment: The acquisition was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at August 13, 1996. The purchase price was allocated to the three companies purchased - BT Variable, DSI and Golden American. Goodwill was established for the excess of the acquisition cost over the fair value of the net assets acquired and pushed down to Golden American. The acquisition cost is preliminary with respect to the final settlement of taxes with Bankers Trust and estimated expenses and, as a result, goodwill may change. The allocation of the purchase price to Golden American was approximately $139,872,000. The amount of goodwill relating to the acquisition was $39,254,000 at the acquisition date and is being amortized over 25 years on a straight line basis. The carrying value of goodwill will be reviewed periodically for any indication of impairment in value.

Pro Forma Information (Unaudited): The following pro forma information is presented as if the acquisition had occurred on January 1, 1995. The information is combined to reflect the purchase accounting in the pre-acquisition periods of January 1, 1996 through August 13, 1996 and for the year ended December 31, 1995. This information is intended for informational purposes only and may not be indicative of the Company's future results of operations.



Year ended December 31,                 1996                  1995
___________________________________________________________________
(Dollars in thousands)                     (Unaudited)
Revenues                             $35,955               $25,149
Net income                               799                 1,093


The primary pro forma effects are revised amortization of deferred policy acquisition costs, present value of in force acquired, unearned revenue, goodwill and the elimination of deferred tax benefits.

Present Value of In Force Acquired: As part of the acquisition, a portion of the acquisition cost was allocated to the right to receive future cash flows from the insurance contracts existing with Golden American at the date of acquisition. This allocated cost represents the present value of in force acquired ("PVIF") which reflects the value of those purchased policies calculated by discounting the actuarially determined expected future cash flows at the discount rate determined by Equitable.

An analysis of the PVIF asset is as follows:

                                    POST-
                                 ACQUISITION               PRE-ACQUISITION
                                 _______________________________________________
                                     For the |    For the
                                      period |     period
                                      August |    January
                                    14, 1996 |    1, 1996       Year       Year
                                     through |    through      ended      ended
                                    December |     August   December   December
                                    31, 1996 |   13, 1996   31, 1995   31, 1994
                                 ____________| _________________________________
                                           (Dollars in thousands)
                                             |
Beginning balance                    $85,796 |     $6,057     $7,620     $9,784
Imputed interest                       2,465 |        273        548        696
Amortization                          (5,210)|     (1,224)    (2,100)    (2,860)
Adjustment for unrealized gains              |
 on available for sale securities         -- |         11        (11)        --
                                 ____________| _________________________________
Ending balance                       $83,051 |     $5,117     $6,057     $7,620
                                 ============  =================================

Pre-Acquisition PVIF represents the remaining value assigned to in force contracts when Bankers Trust purchased Golden American from Mutual Benefit on September 30, 1992. See Note 8, contingent liability for additional information.





Interest is imputed on the unamortized balance of PVIF at rates of 7.70% to 7.80% for the period August 14, 1996 through December 31, 1996. PVIF is charged to expense and adjusted for the unrealized gains (losses) on available for sale securities. Based on current conditions and assumptions as to the future events on acquired policies in force, the expected approximate net amortization for the next five years, relating to the balance of the PVIF as of December 31, 1996, is as follows:


       Year                               Amount
_________________________________________________
                (Dollars in thousands)
        1997                              $9,664
        1998                              10,109
        1999                               9,243
        2000                               7,919
        2001                               6,798

6.  INCOME TAXES
________________________________________________________________________________

The Company files a federal income tax return separate from its parent company. Under the Internal Revenue Service Code, a newly acquired insurance company must file a separate return for 5 years. Deferred income taxes have been established based upon the temporary differences, the reversal of which will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled.

At December 31, 1995 and 1994, Golden American had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $22,600,000 and $17,400,000, respectively. As a result of the election made in connection with the acquisition, the Company will be treated as a new taxpayer commencing on August 14, 1996. For the period August 14, 1996 through December 31, 1996, the Company incurred a NOL of $4,725,000.






















INCOME TAX EXPENSE
Income tax expenses (credits) are included in the consolidated financial statements as follows:

                                     POST-ACQUISITION    PRE-ACQUISITION
                                     ____________________________________
                                       For the period |   For the period
                                      August 14, 1996 |  January 1, 1996
                                              through |          through
                                     December 31, 1996|  August 13, 1996
                                     _________________| _________________
                                             (Dollars in thousands)
                                                      |
Taxes provided in consolidated                        |
 statements of income - deferred                 $220 |          ($1,463)
                                                      |
Taxes provided in consolidated                        |
 statement of changes in                              |
 stockholder's equity on                              |
 unrealized gains - deferred                      145 |               --
                                     _________________| _________________
                                                 $365 |          ($1,463)
                                     =================| =================


































Income tax expense (credits) attributed to realized gains and losses on investments amounted to $15,000 and $(147,000) and for the periods August 14, 1996 through December 31, 1996, and January 1, 1996 through August 13, 1996, respectively. The effective tax rate on income before income taxes and equity income (loss) is different from the prevailing federal income tax rate as follows:


                           POST-
                        ACQUISITION                  PRE-ACQUISITION
                        _______________________________________________________
                           For the  |    For the
                             period |      period
                         August 14, |  January 1,
                        1996 through| 1996 through    Year ended    Year ended
                        December 31,|  August 13,    December 31,  December 31,
                               1996 |        1996           1995          1994
                        ____________| _________________________________________
                                   (Dollars in thousands)
                                    |
Income before income                |
 taxes                         $570 |      $1,736         $3,364        $2,222
Income tax at federal               |
 statutory rate                 200 |         607          1,177           778
Tax effect (decrease) of:           |
 Realization of NOL                 |
  carryforwards                  -- |      (1,214)            --            --
 Dividends received                 |
  deduction                      -- |          --           (350)         (368)
 Other items                     20 |          --             17          (210)
 Valuation allowance             -- |        (856)          (844)         (200)
                        ____________| _________________________________________
Income tax expense                  |
 (benefit)                     $220 |     ($1,463)        $   --        $   --
                        ============| =========================================






















DEFERRED INCOME TAXES
The tax effect of temporary differences giving rise to the Company's deferred income tax assets and liabilities at December 31, 1996 and 1995 is as follows:

                                            POST-ACQUISITION   PRE-ACQUISITION
                                            ___________________________________
December 31,                                      1996       |       1995
____________________________________________________________ | ________________
                                                    (Dollars in thousands)
                                                             |
Deferred tax assets:                                         |
 Future policy benefits                             $19,102  |         $15,520
 Deferred policy acquisition costs                    1,985  |           3,666
 Goodwill                                             5,918  |              --
 Net operating loss carryforwards                     1,653  |           7,891
 Other                                                  235  |              57
                                            ________________ | ________________
                                                     28,893  |          27,134
Deferred tax liabilities:                                    |
 Net unrealized appreciation of available                    |
  for sale fixed maturity securities                    145  |              --
 Deferred policy acquisition costs                       --  |          23,560
 Unamortized cost assigned to present                        |
  value of in force acquired                         29,068  |           2,120
 Other                                                   45  |             598
                                            ________________ | ________________
                                                     29,258  |          26,278
                                                             |
Valuation allowance, for deferred tax assets             --  |            (856)
                                            ________________ | ________________
Deferred income tax liability                          $365  |          $   --
                                            ================ | ================

7.   RELATED PARTY TRANSACTIONS
________________________________________________________________________________

DSI acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) of the variable insurance products issued by Golden American which as of December 31, 1996 are sold primarily through two broker/dealer institutions. For the periods August 14, 1996, through December 31, 1996 and January 1, 1996 through August 13, 1996, Golden American paid commissions to DSI totaling $9,995,000 and $17,070,000, respectively. For the years ended December 31, 1995, and 1994, commissions paid by Golden American to DSI aggregated $8,440,000 and $17,569,000, respectively.

Golden American charged DSI for various expenses and all other general and administrative costs, first on the basis of direct charges when identifiable, with the remainder allocated based on the estimated amount of time spent by Golden American's employees on behalf of DSI. For the year ended December 31, 1994 expenses allocated to DSI were $1,983,000.

Golden American provides certain managerial and supervisory services to DSI. In 1996 and 1995, this fee was calculated as a percentage of average assets in the variable separate accounts. For the periods August 14, 1996 through December 31, 1996 and January 1, 1996 through August 13, 1996 the fee was $877,000 and $1,390,000, respectively. This fee was $987,000 for 1995.
On August 14, 1996, the Company began purchasing investment management services from an affiliate. Payments for these services totaled $72,000 through December 31, 1996. On August 14, 1996, all employees of Golden American, except wholesalers, became statutory employees of Equitable Life Insurance Company, an affiliate.

Surplus Note: On December 17, 1996, Golden American issued a surplus note in the amount of $25,000,000 to Equitable. The note matures on December 17, 2026 and will accrue interest of 8.25% per annum until paid. The note and accrued interest thereon shall be subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made shall be subject to the prior approval of the Delaware Insurance Commissioner. On December 17, 1996, Golden American contributed the $25,000,000 to First Golden acquiring 200,000 shares of common stock (100% of outstanding stock) of First Golden.

Line of Credit: Golden American maintains a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under the current agreement, which became effective December 1, 1996 and expires on December 31, 1997, Golden American can borrow up to $25,000,000. Interest on any borrowings is charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. For the period August 14 through December 31, 1996, the Company paid $85,000 of interest under this agreement. At December 31, 1996, no amounts were outstanding under this agreement.

Short-term Debt: All short-term debt was repaid as of December 30, 1994. Interest paid during 1994 was $1,962,000. The repayment of amounts under this loan had been guaranteed by Bankers Trust.

Stockholder's Equity: On September 23, 1996, EIC Variable, Inc. (formally known as BT Variable, Inc.) contributed $50,000,000 of Preferred Stock to the Company's additional paid-in capital.

8.  COMMITMENTS AND CONTINGENCIES
________________________________________________________________________________

Contingent Liability: In a transaction that closed on September 30, 1992, Bankers Trust Company ("Bankers Trust") acquired from Mutual Benefit Life Insurance Company in Rehabilitation ("Mutual Benefit"), in accordance with the terms of an Exchange Agreement, all of the issued and outstanding capital stock of Golden American and DSI and certain related assets for consideration with an aggregate value of $13,200,000 and contributed them to BT Variable. The transaction involved settlement of pre-existing claims of Bankers Trust against Mutual Benefit. The ultimate value of these claims has not yet been determined by the Superior Court of New Jersey and, prior to August 13, 1996, was contingently supported by a $5,000,000 note payable from Golden American and a $6,000,000 letter of credit from Bankers Trust. Bankers Trust had estimated that the contingent liability due from Golden American amounted to $439,000 at August 13, 1996 and December 31, 1995. At August 13, 1996 the balance of the escrow account established to fund the contingent liability was $4,293,000 ($4,150,000 at December 31, 1995).

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

Reinsurance: At December 31, 1996, Golden American had reinsurance treaties with reinsurers covering a significant portion of the mortality risks under its variable contracts with unaffiliated reinsurers. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. Reinsurance in force for life mortality risks were $58,368,000 and $24,709,000 at December 31, 1996 and 1995. Included in the
accompanying financial statements are net considerations to reinsurers of $875,000, $600,000, $2,800,000 and $2,400,000 and net policy benefits recoveries of $654,000, $1,267,000, $3,500,000 and $1,900,000 for the periods
August 14, 1996 through December 31, 1996, and January 1, 1996 through August 13, 1996 and the years ended 1995 and 1994, respectively.

Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty which increased income by $10,000 and $56,000 for the periods August 14, 1996 through December 31, 1996 and January 1, 1996 through December 31, respectively. In 1995 and 1994, net income was reduced by $109,000 and $27,000, respectively.

Guaranty Fund Assessments: Assessments are levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Company cannot predict whether and to what extent legislative initiatives may affect the right to offset. Based upon information currently available from the National Organization of Life and Health Insurance Guaranty Associations (NOLHGA), the Company believes that it is probable these insolvencies will result in future assessments which could be material to the Company's financial statements if the Company's reserve is not sufficient. The Company regularly reviews its reserve for these insolvencies and updates its reserve based upon the Company's interpretation of information from the NOLHGA annual report. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums levels as well as its potential for premium tax offset. Accordingly, the Company accrued and charged to expense an additional $291,000 for the period August 14, 1996 through December 31, 1996 and $480,000 for the period January 1, 1996 through August 13, 1996. At December 31, 1996, the Company has an undiscounted reserve of $771,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $3,000 for assessments paid which may be recoverable through future premium tax offsets. The Company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments, based upon previous premium levels, and known insolvencies at this time.

Litigation: In the ordinary course of business, the Company is engaged in litigation, none of which management believes is material.

Vulnerability from Concentrations: The Company has various concentrations in its investment portfolio (see Note 3 for further information). The Company's asset growth, net investment income and cash flow are primarily generated from the sale of variable products and associated future policy benefits and separate account liabilities. A significant portion of the Company's sales are generated by two broker/dealers. Substantial changes in tax laws that would make these products less attractive to consumers, extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed, could cause a severe impact to the Company's financial condition.
Other Commitments: At December 31, 1996, outstanding commitments to fund mortgage loans on real estate totaled $14,250,000.


























































ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III.

ITEMS 10 - 13.

Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I. (2)(c) of Form 10-K.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (a)(2) Financial statements and schedules

The following consolidated financial statements of Golden American Life Insurance Company are included in Item 8:

  Balance sheets - December 31, 1996 and 1995
  Statements of income - For the periods August 14, 1996 through December 31,
   1996 and January 1, 1996 through August 13, 1996 and for the years ended December 31, 1995 and 1994
  Statements of stockholder's equity - For the periods August 14, 1996 through December 31, 1996 and January 1, 1996 through August 13, 1996 and for the years ended December 31, 1995 and 1994
  Statements of cash flows - For the periods August 14, 1996 through December
   31, 1996 and January 1, 1996 through August 13, 1996 and for the years ended December 31, 1995 and 1994
  Notes to financial statements

The following consolidated financial statement schedules of Golden American Life Insurance Company are included in Item 14(d):

  Schedule I - Summary of investments - other than investments in related parties
  Schedule III - Supplementary insurance information
  Schedule IV - Reinsurance

All other schedules required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3), and (c) Exhibits

  Exhibits filed are listed in the attached exhibit index.

(b) No reports on Form 8-K were filed for the quarter ended December 31, 1996.










ITEM 14(d).  Schedules


                                SCHEDULE I
                          SUMMARY OF INVESTMENTS
                  OTHER THAN INVESTMENTS IN RELATED PARTIES
                           (Dollars in thousands)


                                                                       Balance
                                                                         Sheet
December 31, 1996                           Cost 1         Value        Amount
_______________________________________________________________________________
TYPE OF INVESTMENT
Fixed maturities, available for sale:
  Bonds:
    United States Government and govern-
      mental agencies and authorities      $73,984       $73,857       $73,857
    Public utilities                        35,893        36,048        36,048
    Investment grade corporate             134,487       134,607       134,607
    Below investment grade corporate        25,921        26,114        26,114
    Mortgage-backed securities               4,868         4,937         4,937
                                        ___________   ___________   ___________
Total fixed maturities, available
  for sale                                 275,153       275,563       275,563

Equity securities:
  Common stocks:  industrial, miscel-
    laneous and all other                       36            33            33

Mortgage loans on real estate               31,459                      31,459
Policy loans                                 4,634                       4,634
Short-term investments                      12,631                      12,631
                                        ___________                 ___________
Total investments                         $323,913                    $324,320
                                        ===========                 ===========

Note 1: Cost is defined as original cost for stocks and other invested assets, amortized cost for bonds and unpaid principal for policy loans and mortgage loans on real estate, adjusted for amortization of premiums and accrual of discounts.















                               SCHEDULE III
                     SUPPLEMENTARY INSURANCE INFORMATION
                           (Dollars in thousands)

          Column              Column      Column     Column   Column    Column
             A                  B           C          D         E         F
________________________________________________________________________________
                                            Future
                                            Policy              Other
                                  De-    Benefits,             Policy
                               ferred      Losses,             Claims    Insur-
                               Policy       Claims      Un-       and      ance
                               Acqui-          and   earned     Bene-  Premiums
                               sition         Loss  Revenue      fits       and
Segment                         Costs     Expenses  Reserve   Payable   Charges
________________________________________________________________________________
                                              POST-ACQUISITION
________________________________________________________________________________
Period August 14, 1996
 through December 31, 1996:
Life insurance                $11,469     $285,287   $2,063        --    $8,768

                                              PRE-ACQUISITION
________________________________________________________________________________
Period January 1, 1996
 through August 13, 1996:
Life insurance                 85,265      176,914    8,826        --    12,259

Year ended December 31, 1995:
Life insurance                 67,314       33,673    6,556        --    18,388

Year ended December 31, 1994:
Life insurance                 60,662        1,051    1,759        --    17,519























                               SCHEDULE III
                  SUPPLEMENTARY INSURANCE INFORMATION - CONTINUED
                           (Dollars in thousands)

          Column              Column      Column     Column   Column    Column
             A                  G           H          I         J         K
________________________________________________________________________________

                                                    Amorti-
                                          Benefits   zation
                                           Claims,       of
                                            Losses  Deferred
                                  Net          and   Policy     Other
                              Invest-      Settle-   Acqui-    Opera-
                                 ment         ment   sition      ting  Premiums
Segment                        Income     Expenses    Costs  Expenses   Written
________________________________________________________________________________
                                              POST-ACQUISITION
________________________________________________________________________________
Period August 14, 1996
 through December 31, 1996:
Life insurance                 $5,795       $7,003     $244    $8,066        --

                                              PRE-ACQUISITION
________________________________________________________________________________
Period January 1, 1996
 through August 13, 1996:
Life insurance                  4,990        5,270    2,436     8,847        --

Year ended December 31, 1995:
Life insurance                  2,818        3,146    2,710    13,333        --

Year ended December 31, 1994:
Life insurance                    560           35    4,608     9,317        --






















                                 SCHEDULE IV
                                 REINSURANCE
              GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARY

Column A               Column B     Column C  Column D     Column E   Column F
_______________________________________________________________________________
                                                                     Percentage
                                    Ceded to   Assumed               of Amount
                          Gross        Other  from Other        Net    Assumed
                         Amount    Companies  Companies      Amount     to Net
_______________________________________________________________________________
 At December 31, 1996:
 Life insurance in
  force             $86,192,000  $58,368,000        --  $27,824,000         --
                    ============ ============ ========= ============ ==========
 At December 31, 1995:
 Life insurance in
  force             $38,383,000  $24,709,000        --  $13,674,000         --
                    ============ ============ ========= ============ ==========
 At December 31, 1994:
 Life insurance in
  force             $30,227,000  $23,061,000        --   $7,166,000         --
                    ============ ============ ========= ============ ==========

































Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GOLDEN AMERICAN LIFE INSURANCE COMPANY

DATE:  March 28, 1997                                By/s/ Terry L. Kendall
                                                     _______________________
                                                           Terry L. Kendall
                                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signatures                           Title
_________________________       _________________________________

s/Terry L. Kendall              President, Chief Executive
_________________________       Officer, and Director
Terry L. Kendall
(principal executive officer)

s/Paul E. Larson                Executive Vice President, CFO
_________________________       Assistant Secretary and Director
Paul E. Larson
(principal financial officer)

s/David A. Terwilliger          Vice President, Controller,
_________________________       Assistant Treasurer and
David A. Terwilliger            Assistant Secretary
(principal accounting officer)
                                                                 March 28, 1997
                                Chairman of the Board and
_________________________       Director
Frederick S. Hubbell

s/John A. Merriman              Assistant Secretary and
_________________________       Director
John A. Merriman

s/Paul R. Schlaack              Director
_________________________
Paul R. Schlaack

s/Beth B. Neppl                 Vice President Human Resources
_________________________       and Director
Beth B. Neppl

s/Lawrence V. Durland, Jr.      Director
_________________________
Lawrence V. Durland, Jr.

                                Director
________________________
Thomas L. May


        Signatures                           Title
_________________________       _________________________________

s/Jerome L. Sychowski           Senior Vice President - Chief
________________________        Information Officer and
Jerome L. Sychowski             Director






















































                                    INDEX

                    Exhibits to Annual Report on Form 10-K
                         Year ended December 31, 1996
                    GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

4    INSTRUMENTS DEFINING THE RIGHTS OF SECURITYHOLDERS, INCLUDING INDENTURES
     (a) Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from exhibit 4(a) to registrant's pre-effective amendment No. 1 to registrant's registration statement on Form S-1 dated February 13, 1995 (File No. 33-87272))

     (b) Deferred Combination Variable and Fixed Annuity Contract application (incorporated by reference from exhibit 4(b) to registrant's pre-effective amendment No. 1 to registrant's registration statement on Form S-1 dated February 13, 1995 (File No. 33-87272))

     (c) Individual Deferred Combination Variable and Fixed Annuity application (incorporated by reference from exhibit 4(c) to registrant's pre-effective amendment No. 1 to registrant's registration statement on Form S-1 dated February 13, 1995 (File No. 33-87272))


                                    INDEX

                    Exhibits to Annual Report on Form 10-K
                         Year ended December 31, 1996
                    GOLDEN AMERICAN LIFE INSURANCE COMPANY

     (d) Group Deferred Combination Variable and Fixed Enrollment Form (incorporated by reference from exhibit 4(d) to registrant's pre-effective amendment No. 1 to registrant's registration statement on Form S-1 dated February 13, 1995 (File No. 33-87272))


27   FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)