Form 10-Q
period 1997-03-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1997-05-13
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              =========

                              FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 1997

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of May 6, 1997.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT.
                           FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Person for whom the Financial Information is given:    Golden American Life
                                                        Insurance Company
Condensed Consolidated Statements of Income (Unaudited):

                                            POST-AQUISITION | PRE-ACQUISITION
                                            ________________| ________________
                                             For the Three  |  For the Three
                                              Months ended  |   Months ended
                                             March 31, 1997 |  March 31, 1996
                                            ________________| ________________
                                             (Current Year) | (Preceding Year)
                                                  (Dollars in thousands)
                                                            |
REVENUES:                                                   |
 Annuity and interest sensitive life                        |
  product charges                                    $7,312 |          $4,449
 Management fee revenue                                 618 |             540
 Net investment income                                5,376 |           1,370
 Realized losses on investments                          -- |            (327)
 Other income                                           160 |              25
                                            ________________| ________________
                                                     13,466 |           6,057
INSURANCE BENEFITS AND EXPENSES:                            |
 Annuity and interest sensitive life                        |
  benefits:                                                 |
  Interest credited to account balances               5,267 |             981
  Benefit claims incurred in excess of                      |
   account balances                                      50 |             394
 Underwriting, acquisition, and                             |
  insurance expenses:                                       |
  Commissions                                         5,717 |           7,225
  General expenses                                    4,287 |           3,599
  Insurance taxes                                       651 |             224
  Policy acquisition costs deferred                  (6,591)|          (8,351)
  Amortization:                                             |
   Deferred policy acquisition costs                    349 |             291
   Present value of in force acquired                 2,101 |             207
   Goodwill                                             392 |              --
                                            ________________| ________________
                                                     12,223 |           4,570
  Interest expense                                      560 |              --
                                            ________________| ________________
                                                     12,783 |           4,570
                                            ________________| ________________
                                                        683 |           1,487
 Income tax expense (benefit):                              |
  Current                                               894 |              --
  Deferred                                             (624)|              --
                                            ________________| ________________
                                                        270 |              --
                                            ________________| ________________
NET INCOME                                             $413 |          $1,487
                                            ================| ================

See accompanying notes.
Condensed Consolidated Balance Sheets (Unaudited):

                                              March 31, 1997 December 31, 1996
                                              ______________ _________________
                                                   (Dollars in thousands)
ASSETS
Investments:
 Fixed maturities available for sale,
  at fair value (cost: 1997 - $274,219;
  1996 - $275,153)                                 $271,123          $275,563
 Equity securities, at fair value
  (cost: $36)                                            32                33
 Mortgage loans                                      48,283            31,459
 Policy loans                                         7,116             4,634
 Short-term investments                               6,541            12,631
                                              ______________ _________________
TOTAL INVESTMENTS                                   333,095           324,320

 Cash and cash equivalents                              414             5,839
 Due from affiliates                                    402                --
 Accrued investment income                            5,096             4,139
 Deferred policy acquisition costs                   18,026            11,468
 Present value of in force acquired                  81,431            83,051
 Deferred income tax benefit                          1,209                --
 Property and equipment, less allowances for
  depreciation of $105 in 1997 and $63 in 1996          714               699
 Goodwill, less accumulated amortization of
  $981 in 1997 and $589 in 1996                      38,273            38,665
 Other assets                                         6,245             2,471
 Separate account assets                          1,235,591         1,207,247
                                              ______________ _________________
    TOTAL ASSETS                                 $1,720,496        $1,677,899
                                              ============== =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
 Annuity and interest sensitive life products      $298,324          $285,287
 Unearned revenue reserve                             2,984             2,063
Other policy claims and benefits                          1                --
                                              ______________ _________________
                                                    301,309           287,350

Current income taxes                                    871                --
Deferred income taxes                                    --               365
Line of credit with affiliate                         1,121                --
Surplus note                                         25,000            25,000
Due to affiliates                                     5,033             1,504
Accrued expenses and other liabilities               12,434            15,949
Separate account liabilities                      1,235,591         1,207,247
                                              ______________ _________________
    TOTAL LIABILITIES                             1,581,359         1,537,415

Commitments and contingent liabilities



See accompanying notes.
Condensed Consolidated Balance Sheets (Unaudited):            (CONTINUATION)

                                               March 31, 1997  December 31, 199
                                               ______________  ________________
                                                    (Dollars in thousands)
Stockholder's equity:
 Redeemable preferred stock, par value $5,000
  per share, 50,000 shares authorized                $    --           $    --
 Common stock, par value $10 per share,
  authorized, issued and outstanding
  250,000 shares                                       2,500             2,500
 Additional paid-in capital                          137,372           137,372
 Unrealized appreciation (depreciation)
  of securities at fair value                         (1,498)              262
 Retained earnings                                       763               350
                                               ______________  ________________
    TOTAL STOCKHOLDER'S EQUITY                       139,137           140,484
                                               ______________  ________________
    TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                         $1,720,496        $1,677,899
                                               ==============  ================


































See accompanying notes.
Condensed Consolidated Statements of Cash Flows (Unaudited):

                                              POST-AQUISITION| PRE-ACQUISITION
                                              _______________| _______________
                                               For the Three |  For the Three
                                               Months ended  |  Months ended
                                              March 31, 1997 | March 31, 1996
                                              _______________| _______________
                                              (Current Year) | (Preceding Year)
                                                   (Dollars in thousands)
                                                             |
NET CASH USED IN OPERATING ACTIVITIES                ($1,911)|        ($6,723)
                                                             |
INVESTING ACTIVITIES                                         |
 Sale, maturity or repayment of investments:                 |
  Fixed maturities - available for sale                4,984 |         53,400
  Mortgage loans on real estate                          196 |             --
  Short-term investments - net                         6,090 |          1,611
                                              _______________| _______________
                                                      11,270 |         55,011
                                                             |
 Acquisition of investments:                                 |
  Fixed maturities - available for sale               (4,431)|       (115,199)
  Mortgage loans on real estate                      (17,020)|             --
  Policy loans - net                                  (2,482)|           (748)
                                              _______________| _______________
                                                     (23,933)|       (115,947)
 Purchase of property and equipment                      (57)|             --
                                              _______________| _______________
NET CASH USED IN INVESTING ACTIVITIES                (12,720)|        (60,936)
                                                             |
FINANCING ACTIVITIES                                         |
 Issuance of notes payable                            18,700 |             --
 Repayment of notes payable                          (17,579)|             --
 Receipts from annuity and interest sensitive                |
  life policies credited to policyholder                     |
  account balances                                    37,936 |         66,996
 Return of policyholder account balances                     |
  on annuity and interest sensitive life                     |
  policies                                            (2,987)|           (328)
 Net reallocations to Separate Accounts              (26,864)|           (843)
                                              _______________| _______________
NET CASH PROVIDED BY FINANCING ACTIVITIES              9,206 |         65,825
                                              _______________| _______________
                                                             |
DECREASE IN CASH AND CASH EQUIVALENTS                 (5,425)|         (1,834)
                                                             |
CASH AND CASH EQUIVALENTS AT BEGINNING                       |
 OF PERIOD                                             5,839 |          5,046
                                              _______________| _______________
                                                             |
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $414 |         $3,212
                                              ===============| ===============



See accompanying notes.
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for periods reported at December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Golden American Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 1996.

CONSOLIDATION
The condensed consolidated financial statements include Golden American Life Insurance Company ("Golden American") and its wholly-owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden" and collectively the "Company"). First Golden was capitalized by Golden American on December 17, 1996. All significant intercompany accounts and transactions have been eliminated.

ORGANIZATION
Golden American offers variable insurance products and is licensed as a life insurance company in the District of Columbia and all states except New York. On January 2, 1997, First Golden became licensed to sell insurance products in the state of New York. The Company's products are marketed by broker/ dealers, financial institutions and insurance agents. The Company's primary customers are individuals and families.

On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") and its wholly-owned subsidiaries, Golden American and Directed Services, Inc. ("DSI") from Whitewood Properties Corporation ("Whitewood") pursuant to the terms of a Stock Purchase Agreement between Equitable and Whitewood (the "Purchase Agreement"). Refer to Note 3 for additional information.

For financial statement purposes, the change in control of Golden American through the acquisition of BT Variable was accounted for as a purchase acquisition effective August 14, 1996. This acquisition resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at that date. As a result, the Company's financial statements for periods subsequent to August 13, 1996, are presented on the Post-Acquisition new basis of accounting, while the financial statements prior to August 13, 1996 are presented on the Pre-Acquisition historical cost basis of accounting.

For purposes of the condensed consolidated statements of cash flows, the Company considers all demand deposits and interest bearing accounts not related to the investment function to be cash equivalents. All interest-bearing accounts classified as cash equivalents have original maturities of three months or less.

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 financial statement presentation.



NOTE 2 -- INVESTMENTS

At March 31, 1997 and December 31, 1996, amortized cost, gross unrealized gains and losses and estimated fair values of fixed maturity securities, all of which are designated as available for sale, are as follows:

                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
March 31, 1997                       Cost       Gains      Losses       Value
______________________________________________________________________________
                                             (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
  Mortgage-backed securities      $69,252          $9     ($1,053)    $68,208
  Other                             3,078          --         (20)      3,058
Foreign governments                 2,062           4          --       2,066
Public utilities                   32,834          40        (171)     32,703
Investment grade corporate        133,537          52      (1,765)    131,824
Below investment grade
 corporate                         27,436          99        (281)     27,254
Mortgage-backed securities          6,020          18         (28)      6,010
                               _______________________________________________
Total                            $274,219        $222     ($3,318)   $271,123
                               ===============================================

                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
December 31, 1996                    Cost       Gains      Losses       Value
______________________________________________________________________________
                                             (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
  Mortgage-backed securities      $70,902        $122       ($247)    $70,777
  Other                             3,082           2          (4)      3,080
Public utilities                   35,893         193         (38)     36,048
Investment grade corporate        134,487         586        (466)    134,607
Below investment grade
 corporate                         25,921         249         (56)     26,114
Mortgage-backed securities          4,868          69          --       4,937
                               _______________________________________________
Total                            $275,153      $1,221       ($811)   $275,563
                               ===============================================

No fixed maturity securities were designated as held for investment at March 31, 1997 or December 31, 1996. Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates fair value for these securities.

Amortized cost and estimated fair value of fixed maturity securities designated as available for sale, by contractual maturity, at March 31, 1997, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Estimated
                                                  Amortized            Fair
March 31, 1997                                         Cost           Value
_____________________________________________________________________________
                                                    (Dollars in thousands)
Due within one year                                  $24,376         $24,370
Due after one year through five years                115,728         114,995
Due after five years through ten years                58,843          57,540
                                                _____________________________
                                                     198,947         196,905
Mortgage-backed securities                            75,272          74,218
                                                _____________________________
Total                                               $274,219        $271,123
                                                =============================

During the first quarter of 1997, no investments were identified as having an impairment other than temporary.

INVESTMENT DIVERSIFICATIONS: The Company's investment policies related to its investment portfolio require diversification by asset type, company and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at March 31, 1997 and December 31, 1996, respectively. Fixed maturity investments included investments in various government bonds and government or agency mortgage-backed securities (27% in 1997 and 1996), public utilities (12% in 1997, 13% in 1996), basic industrials (29% in 1997, 30% in 1996) and financial companies (19% in 1997, 18% in 1996). Mortgage loans on real estate have been analyzed by geographical location and mortgage loans in Georgia represent 11% and 17% of all mortgage loans at March 31, 1997 and December 31, 1996, respectively. There are no other concentrations of mortgage loans in any state exceeding ten percent at March 31, 1997 and December 31, 1996. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in office buildings (38% in 1997, 36% in 1996), industrial buildings (30% in 1997, 31% in 1996), multi-family residential buildings (18% in 1997, 27% in 1996) and retail facilities (14% in 1997, 6% in 1996). Equity securities and investments accounted for by the equity method are not significant to the Company's overall investment portfolio.

NOTE 3 -- ACQUISITION

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

ACCOUNTING TREATMENT: The acquisition was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at August 13, 1996. The purchase price was allocated to the three companies purchased - BT Variable, DSI and Golden American. Goodwill was established for the excess of the acquisition cost over the fair value of the net assets acquired and pushed down to Golden American. The acquisition cost is preliminary with respect to the final settlement of taxes with Bankers Trust and estimated expenses and, as a result, goodwill may change. The allocation of the purchase price to Golden American was approximately $139,872,000. The amount of goodwill relating to the acquisition was $39,254,000 at the acquisition date, and is being amortized over 25 years on a straight line basis. The carrying value of goodwill will be reviewed periodically for any indication of impairment in value.

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


An analysis of the PVIF asset is as follows:

                                               For the Three
                                               Months ended
                                              March 31, 1997
                                              _______________
                                       (Dollars in thousands)
Beginning balance                                    $83,051
Imputed interest                                       1,593
Amortization                                          (3,694)
Adjustment for unrealized losses
 on available for sale securities                        481
                                              _______________
Ending balance                                       $81,431
                                              ===============


















Interest is imputed on the unamortized balance of PVIF at rates of 7.70% to 7.80%. Amortization of PVIF is charged to expense and the asset is adjusted for the change in unrealized gains (losses) on available for sale securities. Based on current conditions and assumptions as to the effect of future events on acquired policies in force, the expected approximate net amortization for the next five years, relating to the balance of the PVIF as of March 31, 1997, is as follows:

                     Year                               Amount
           _____________________________________________________________
                             (Dollars in thousands)
           Remainder of 1997                            $8,000
                        1998                            10,100
                        1999                             9,200
                        2000                             7,900
                        2001                             6,800
                        2002                             5,800

Actual amortization may vary from the schedule above based upon changes in assumptions and experience.

NOTE 4 -- RELATED PARTY TRANSACTIONS

DSI acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) of the variable insurance products issued by Golden American, which as of March 31, 1997, are sold primarily through two broker/dealer institutions. For the three months ended March 31, 1997 and 1996, Golden American paid commissions to DSI totaling $5,717,000 and $7,408,000, respectively.

Golden American provides certain managerial and supervisory services to DSI. This fee was calculated as a percentage of average assets in the variable separate accounts. For the three months ended March 31, 1997 and 1996, the fee was $618,000 and $540,000, respectively.

On August 14, 1996, the Company began purchasing investment management services from an affiliate. Payments for these services totaled $197,000 for the first quarter of 1997. On August 14, 1996, all employees of Golden American, except wholesalers, became statutory employees of Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate.

Golden American has a guaranty agreement with Equitable Life. In consideration of an annual fee, payable June 30, Equitable Life guarantees to Golden American that it will make funds available, if needed, to Golden American to pay the contractual claims made under the provisions of Golden American's life insurance and annuity contracts. This agreement is not, and nothing contained therein or done pursuant thereto by Equitable Life shall be deemed to constitute, a direct or indirect guaranty by Equitable Life of the payment of any debt or other obligation, indebtedness or liability, of any kind or character whatsoever, of Golden American. The agreement does not guarantee the value of the underlying assets held in separate accounts in which funds of variable life insurance and variable annuity policies have been invested.

SURPLUS NOTE:  On December 17, 1996, Golden American issued an 8.25% surplus note in the amount of $25,000,000 to Equitable. Golden American made interest payments totaling $517,000 during the first quarter of 1997. On December 17, 1996, Golden American contributed the $25,000,000 to First Golden acquiring 200,000 shares of common stock (100% of outstanding stock) of First Golden.

LINE OF CREDIT: Golden American maintains a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under the current agreement, which became effective December 1, 1996 and expires on December 31, 1997, Golden American can borrow up to $25,000,000. Interest on any borrowings is charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. During the first quarter of 1997, the Company incurred $43,000 of interest expense under this agreement. At March 31, 1997, $1,121,000 was outstanding under this agreement.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At March 31, 1997, Golden American had reinsurance treaties with 5 reinsurers covering a significant portion of the mortality risks under its variable contracts with unaffiliated reinsurers. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. At March 31, 1997, the Company has no receivable for reserve credits, reinsurance claims or other receivables from these reinsurers. At March 31, 1997, the Company has a payable of $210,000 for reinsurance premiums and $106,000 for claims recoverable from reinsurers. Included in the accompanying financial statements are net considerations to reinsurers of $421,000 and $456,000, and net policy benefits recoveries of $477,000 and $540,000, for the first quarter of 1997 and 1996, respectively.

Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums levels as well as its potential for premium tax offset. The Company has established a reserve to cover such assessments and regularly reviews information regarding known failures and revises its estimates of future guaranty fund assessments. Accordingly, the Company accrued and charged to expense an additional $76,000 for the first quarter of 1997. At March 31, 1997, the Company has an undiscounted reserve of $848,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $15,000 for assessments paid which may be recoverable through future premium tax offsets. The Company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments, based upon previous premium levels, and known insolvencies at this time.

LITIGATION: The Company is not involved in any legal proceeding as of the date of this report.

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio (see Note 2 for further information). The Company's asset growth, net investment income and cash flow are primarily generated from the sale of variable products and associated future policy benefits and separate account liabilities. A significant portion of the Company's sales are generated by two broker/dealers. Substantial changes in tax laws that would make these products less attractive to consumers, extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed, could cause a severe impact to the Company's financial condition.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's condensed results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources has also been provided. This analysis should be read in conjunction with the condensed consolidated financial statements and related notes which appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated condensed financial statements include the accounts of Golden American Life Insurance Company ("Golden American") and its subsidiary, First Golden American Life Insurance Company of New York ("First Golden", and collectively with Golden American the "Company").

RESULTS OF OPERATIONS
_____________________

CHANGE IN CONTROL
On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") and its wholly-owned subsidiaries Golden American and Directed Services Inc. ("DSI") for $144,000,000. The purchase price consisted of $93,000,000 in cash paid to Whitewood (parent of BT Variable) and $51,000,000 in cash paid to Bankers Trust (parent of Whitewood) to retire certain debt owed by BT Variable to Bankers Trust.

For financial statement purposes, the change in control of Golden American through the acquisition to BT Variable was accounted for as a purchase acquisition effective August 14, 1996. This acquisition resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at that date. As a result, the Company's financial statements for periods subsequent to August 13, 1996, are presented on the Post-Acquisition new basis of accounting, while the financial statements prior to August 13, 1996 are presented on the Pre-Acquisition historical cost basis of accounting.

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








PREMIUMS

                      POST-ACQUISITION                         PRE-ACQUISTION
                      ________________                         _______________
                                       Percentage      Dollar |
Quarter ended March 31           1997      Change      Change |          1996
______________________________________________________________|_______________
                                    (Dollars in thousands)    |
                                                              |
Variable annuity                                              |
 premiums:                                                    |
 Separate account             $50,926        14.5%     $6,464 |       $44,462
 Fixed account                 37,035       (44.5)    (29,702)|        66,737
                      ________________________________________|_______________
Total variable                                                |
 annuity premiums              87,961       (20.9)    (23,238)|       111,199
Variable life                                                 |
 premiums                       7,306        78.5      $3,213 |         4,093
                      ________________________________________|_______________
Total premiums                $95,267       (17.4)%  ($20,025)|      $115,292
                      ========================================|===============

Variable annuity separate account premiums and variable life premiums increased 14.5% and 78.5%, respectively, during the first quarter of 1997 compared to the same period in 1996. Variable annuity separate account premiums and variable life premiums have increased as a result of current market conditions including a strong stock market, relatively low interest rates and a flat yield curve. These market conditions have made products with variable returns relatively more attractive than products with fixed returns such as the variable annuity fixed account which decreased 44.5% in the first quarter of 1997 compared to the same period in 1996. Premiums, net of reinsurance, for variable products from two significant sellers for the first quarter of 1997 totaled $64,200,000, or 67% of premiums.


REVENUES

                       POST-ACQUISITION                         PRE-ACQUISTION
                       ________________                         ______________
                                          Percentage    Dollar
Quarter ended March 31            1997        Change    Change           1996
______________________________________________________________________________
                                     (Dollars in thousands)    |
                                                               |
Annuity and interest                                           |
 sensitive life                                                |
 product charges                $7,312         64.3%    $2,863 |       $4,449
Management fee revenue             618         14.5         78 |          540
Net investment income            5,376        292.8      4,006 |        1,370
Realized losses                                                |
 on investments                     --        100.0        327 |         (327)
Other income                       160        541.7        135 |           25
                       ________________________________________|______________
                               $13,466        122.4%    $7,409 |       $6,057
                       ========================================|==============

Total revenues increased 122.4% in the first quarter of 1997. Annuity and interest sensitive life product charges increased 64.3% in the first quarter of 1997. The increase is due to additional fees earned from the increasing block of business under management in the Separate Accounts and an increase in the collection of surrender charges.

Golden American provides certain managerial and supervisory services to DSI. This fee, calculated as a percentage of average assets in the variable separate accounts, was $618,000 for the first quarter of 1997 and $540,000 for the first quarter of 1996.

Net investment income increased 292.8% in the first quarter of 1997 due to the increase in invested assets. The company did not have any realized gains or losses on the sale of investments in the first quarter of 1997, compared to losses of $327,000 in the same period of 1996.

EXPENSES

Total insurance benefits and expenses increased $7,653,000, or 167.5%, to $12,223,000 in the first three months of 1997 from $4,570,000 for the same period in 1996. Interest credited to account balances increased $4,286,000, or 437.1%, to $5,267,000 in the first quarter of 1997 as a result of higher account balances associated with the Company's fixed account option within its variable products. Benefit claims incurred in excess of account balances decreased $344,000, or 87.2%, to $50,000 in the first quarter of 1997.

Commissions decreased $1,508,000, or 20.9%, to $5,717,000, in the first quarter of 1997. Insurance taxes increased 191.2%, to $651,000, in 1997. Increases and decreases in commissions and insurance taxes are generally related to changes in the level of variable product sales. Insurance taxes are impacted by several other factors as well as the level of variable product sales. These factors include a guaranty fund assessment accrual in the first quarter of 1997, an increase in FICA taxes primarily due to bonuses and an increase in state licenses and fees. Most costs incurred as the result of new sales have been deferred, thus having very little impact on earnings.

General expenses increased $688,000, or 19.1%, to $4,287,000 in 1997. The Company uses a network of wholesalers to distribute its products and the salaries of these wholesalers are included in general expenses. The portion of these salaries and related expenses which vary with sales production levels are deferred, thus having little impact on earnings. Management expects general expenses to continue to increase in 1997 as a result of the emphasis on expanding the salaried wholesaler distribution network.

The Company's deferred policy acquisition costs ("DPAC"), previous balance of present value of in force acquired ("PVIF") and unearned revenue reserve, as of the purchase date, were eliminated and an asset of $85,796,000 representing the PVIF was established for all policies in force at the acquisition date. The amortization of PVIF and DPAC increased $1,952,000, or 391.9%, in the first quarter of 1997. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, amortization of PVIF is expected to be approximately $8,000,000 for the remainder of 1997, $10,100,000 in 1998, $9,200,000 in 1999, $7,900,000 in
2000, $6,800,000 in 2001 and $5,800,000 in 2002. Actual amortization may vary based upon changes in assumptions and experience. The elimination of the unearned revenue reserve, related to in force acquired at the acquisition date, will result in lower annuity and interest sensitive life product charges compared to pre-acquisition levels on the in force acquired.

Amortization of goodwill during the first quarter of 1997 totaled $392,000. Goodwill resulting from the acquisition is being amortized on a straight-line basis over 25 years and is expected to approximate $1,570,000 annually.

Interest expense on the surplus note issued in December 1996, was $517,000 in the first quarter of 1997. The Company also paid $43,000 to Equitable for interest on the line of credit.

INCOME

Net income for the first quarter of 1997 was $413,000, a decrease of $1,074,000, or 72.2%, from the first quarter of 1996.

FINANCIAL CONDITION
___________________

INVESTMENTS

The financial statement carrying value of the Company's total investment portfolio grew 3.1% in the first quarter of 1997. The amortized cost basis of the Company's total investment portfolio grew 4.2% during the same period. All of the Company's investments, other than mortgage loans, are carried at fair value in the Company's financial statements. As such, growth in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity and equity securities as well as growth in the cost basis of these securities. Growth in the cost basis of the Company's investment portfolio resulted from the investment of premiums from the sale of the Company's variable insurance products. The Company manages the growth of its insurance operations in order to maintain adequate capital ratios.

To support the fixed account option of the Company's variable insurance products, cash flow was invested primarily in fixed maturity securities. At March 31, 1997, the Company's investment portfolio at amortized cost was $327,980,000 with a yield of 7.0% and carrying value of $324,881,000.

FIXED MATURITY SECURITIES: At March 31, 1997, the company had fixed maturities with an amortized cost of $274,219,000 and an estimated fair value of $271,123,000. The ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") to the individual securities in the companies fixed maturities portfolio (at amortized cost) include investment grade securities comprising U.S. governments, agencies and AAA to BBB- corporates ($240,816,000 or 87.8%), and below investment grade securities BB+ to BB- ($29,910,000 or 10.9%). Securities not rated by Standard & Poor's had an NAIC rating of 1 or 2 ($3,493,000 or 1.3%).

The Company classifies 100% of its securities as available for sale.  On
March 31, 1997, fixed income securities with an amortized cost of $274,219,000 and an estimated fair value of $271,123,000 were designated as available for sale. Net unrealized depreciation of fixed maturity securities of $3,096,000 was comprised of gross appreciation of $222,000 and gross depreciation of $3,318,000. Unrealized holding losses on these securities, net of adjustments to deferred policy acquisition costs, present value of in force acquired and deferred income taxes, decreased stockholder's equity by $1,494,000 at March 31, 1997.

The Company began investing in below investment grade securities during 1996. At March 31, 1997, the amortized cost value of the Company's total investment in below investment grade securities was $27,436,000, or 8.4%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of its investment portfolio. At March 31, 1997, the yield at amortized cost on the Company's below investment grade portfolio was 8.5% compared to 6.7% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $27,254,000, or 99.3% of amortized cost value, at March 31, 1997.

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

At March 31, 1997, no fixed maturity securities were deemed to have impairments in value that are other than temporary. The Company's fixed maturity investment portfolio had a combined yield at amortized cost of 7.0% at March 31, 1997.

MORTGAGE LOANS: Mortgage loans represent 14.7% of the Company's investment portfolio. Mortgages outstanding were $48,283,000 at March 31, 1997 with an estimated fair value of $46,616,000. The Company's mortgage loan portfolio includes 28 loans with an average size of $1,724,000 and average seasoning of
1.5 years if weighted by the number of loans, and 1.2 years if weighted by mortgage loan carrying values. The Company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At March 31, 1997, the yield on the Company's mortgage loan portfolio was 7.7%.

At March 31, 1997, no mortgage loans were delinquent by 90 days or more. The Company does not expect to incur material losses from its mortgage loan portfolio. The Company's loan investment strategy is consistent with that of other life insurance subsidiaries of its ultimate parent, Equitable. Equitable has experienced a historically low default rate in its mortgage loan portfolio and has been able to recover 102.5% of the principal amount of problem mortgages resolved in the last three years.

At March 31, 1997, the Company had no investments in default. The Company estimates its total investment portfolio, excluding policy loans, had a fair value approximately equal to 96.5% of its amortized cost value for accounting purposes at March 31, 1997.

OTHER ASSETS

Accrued investment income increased $957,000 during the first quarter of 1997 due to an increase in the overall size of the portfolio resulting from the investment of premiums allocated to the fixed account option of the Company's variable products.

The Company's DPAC and previous balance of PVIF, as of the purchase date, were eliminated and an asset representing the PVIF was established for all policies in force at the acquisition date. PVIF is amortized into income in proportion to the expected gross profits of the in force acquired in a manner similar to DPAC amortization. Any expenses which vary with the sales of the Company's products are deferred and amortized. At March 31, 1997, the Company had DPAC and PVIF balances of $18,026,000 and $81,431,000, respectively.

Goodwill totaling $39,254,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the acquisition date. Amortization of goodwill through March 31, 1997 was $392,000.

At March 31, 1997, the Company had $1,235,591,000 of separate account assets compared to $1,207,247,000 at December 31, 1996. The increase in separate account assets is due to growth in sales of the Company's variable annuity separate account and variable life products.

At March 31, 1997, the Company had total assets of $1,720,496,000, a 2.5% increase from December 31, 1996.

LIABILITIES

In conjunction with the volume of variable insurance sales, the Company's total liabilities increased $43,944,000, or 2.9%, during the first quarter of 1997 and totaled $1,581,359,000 at March 31, 1997. Future policy benefits for annuity and interest sensitive life products increased $13,037,000, or 4.6%, to $298,324,000 reflecting premium growth in the Company's fixed account option of its variable products. Premium growth, net of redemptions and market appreciation also accounted for the $28,344,000, or 2.3%, increase in separate account liabilities to $1,235,591,000 at March 31, 1997.

On December 17, 1996, Golden American issued a $25,000,000, 8.25% surplus note to Equitable. The note matures on December 17, 2026. During the first three months of 1997, Golden American made interest payments totaling $517,000 on this note. On December 17, 1996, Golden American contributed the $25,000,000 to First Golden, acquiring 200,000 shares of common stock (100% of shares outstanding) of First Golden.

Golden American maintains a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under the current agreement, which became effective December 1, 1996 and expires on December 31, 1997, Golden American can borrow up to $25,000,000. Interest on any borrowings is charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. During the first quarter of 1997, the Company incurred $43,000 of interest expense under this agreement. At March 31, 1997, $1,121,000 was outstanding under this agreement.

The effects of inflation and changing prices on the Company are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in purchasing power when monetary assets exceed monetary liabilities.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

The liquidity requirements of the Company are met by cash flow from variable insurance premiums, investment income and maturities of fixed maturity investments and mortgage loans. The Company primarily uses funds for the payment of insurance benefits, commissions, operating expenses and the purchase of new investments.

The Company's home office operations are currently housed in a leased location in Wilmington, Delaware and a leased location in New York, New York. The Company intends to spend approximately $1,000,000 on capital needs for the remainder of 1997.

The ability of Golden American to pay dividends to its parent is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During the remainder of 1997, Golden American could pay dividends to its parent of approximately $2,186,000 without prior approval of statutory authorities. The Company has maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the company's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. Golden American has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that Golden American has total adjusted capital well above all required capital levels. First Golden intends to comply with these requirements in 1997, as its insurance license was approved on January 2, 1997, and expects to exceed levels that require regulatory action.

SURPLUS NOTE: On December 17, 1996, Golden American issued a surplus note in the amount of $25,000,000 to Equitable. The note matures on December 17, 2026 accrues interest of 8.25% per annum until paid. The note and accrued interest thereon shall be subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made shall be subject to the prior approval of the Delaware Insurance Commissioner. On December 17, 1996, Golden American contributed the $25,000,000 to First Golden acquiring 200,000 shares of common stock (100% of shares outstanding) of First Golden.

LINE OF CREDIT: Golden American maintains a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. The maximum borrowing allowed under this facility is $25,000,000 expiring on December 31, 1997. At March 31, 1997, $1,121,000 was
outstanding under this agreement.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the Company's business:

1. Prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate of the Company's policies, notwithstanding product design features intended to enhance persistency of the Company's products.

2. Changes in the federal income tax laws and regulations which may affect the relative tax advantages of the Company's products.

3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the Company's products.

4. Increasing competition in the sale of the Company's products.

5. Other factors affecting the performance of the Company, including, but not limited to, market conduct claims and other litigation, insurance industry insolvencies, investment performance of the underlying portfolios of the variable products, variable product design and sales volume by significant sellers of the Company's variable products.
































                       PART II.  OTHER INFORMATION


Item 2-4. CHANGES IN SECURITIES, DEFAULTS UPON SENIOR SECURITIES AND SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Information called for by items 2 through 4 of this part is omitted pursuant to General Instruction H (2)(b) of Form 10Q.

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



DATE:  May 13, 1997              GOLDEN AMERICAN LIFE INSURANCE COMPANY





                                 By /s/ Paul E. Larson
                                   _________________________________________
                                 Executive Vice President, CFO and
                                   Assistant Secretary
                                 (Principal Financial Officer)



                                 By /s/ David A. Terwilliger
                                   _________________________________________
                                 Vice President, Controller, Assistant
                                   Treasurer and Assistant Secretary
                                 (Principal Accounting Officer)
































                                    INDEX

                             Exhibits to Form 10-Q
                       Three Months ended March 31, 1997
                    GOLDEN AMERICAN LIFE INSURANCE COMPANY

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



                                    INDEX

                             Exhibits to Form 10-Q
                      Three Months ended March 31, 1997
                    GOLDEN AMERICAN LIFE INSURANCE COMPANY

     (d) Group Deferred Combination Variable and Fixed Enrollment Form (incorporated by reference from exhibit 4(d) to registrant's pre-effective amendment No. 1 to registrant's registration statement on Form S-1 dated February 13, 1995
             (File No. 33-87272))




27   Financial Data Schedule (electronic filing only)