Form 10-Q
period 1997-06-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1997-08-13
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              =========

                              FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  June 30, 1997

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of August 12, 1997.

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

                            FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Person for whom the Financial Information is given:    Golden American Life
                                                       Insurance Company
Condensed Consolidated Statements of Income (Unaudited):

                                            POST-ACQUISITION | PRE-ACQUISITION
                                           __________________| ________________
                                             For the Three   |  For the Three
                                              Months ended   |   Months ended
                                             June 30, 1997   |  June 30, 1996
                                           __________________| ________________
                                             (Current Year)  | (Preceding Year)
                                                   (Dollars in thousands)
                                                             |
REVENUES:                                                    |
 Annuity and interest sensitive life                         |
  product charges                                     $2,469 |          $5,120
 Management fee revenue                                  660 |             570
 Net investment income                                 6,116 |           2,239
 Realized gains (losses) on investments                   52 |             (91)
 Other income                                            162 |              29
                                           __________________| ________________
                                                       9,459 |           7,867
                                                             |
INSURANCE BENEFITS AND EXPENSES:                             |
 Annuity and interest sensitive life benefits:               |
  Interest credited to account balances                4,573 |           2,104
  Benefit claims incurred in excess of                       |
   account balances                                       -- |             363
 Underwriting, acquisition and insurance                     |
  expenses:                                                  |
  Commissions                                          8,849 |           6,628
  General expenses                                     3,895 |           3,903
  Insurance taxes                                        559 |             275
  Policy acquisition costs deferred                   (9,434)|          (7,872)
  Amortization:                                              |
   Deferred policy acquisition costs                     487 |           1,003
   Present value of in force acquired                     79 |             447
   Goodwill                                              458 |              --
                                           __________________| ________________
                                                       9,466 |           6,851
Interest expense                                         592 |              --
                                           __________________| ________________
                                                      10,058 |           6,851
                                           __________________| ________________
                                                        (599)|           1,016
Income taxes expense (benefit):                              |
 Current                                                (910)|              --
 Deferred                                                706 |              --
                                           __________________| ________________
                                                        (204)|              --
                                           __________________| ________________
NET INCOME (LOSS)                                      ($395)|          $1,016
                                           ==================| ================

See accompanying notes.
Condensed Consolidated Statements of Income (Unaudited):

                                            POST-ACQUISITION | PRE-ACQUISITION
                                           __________________| ________________
                                              For the Six    |   For the Six
                                              Months ended   |   Months ended
                                             June 30, 1997   |  June 30, 1996
                                           __________________| ________________
                                             (Current Year)  | (Preceding Year)
                                                   (Dollars in thousands)
                                                             |
REVENUES:                                                    |
 Annuity and interest sensitive life                         |
  product charges                                     $9,781 |          $9,569
 Management fee revenue                                1,278 |           1,110
 Net investment income                                11,492 |           3,609
 Realized gains (losses) on investments                   52 |            (418)
 Other income                                            272 |              54
                                           __________________| ________________
                                                      22,875 |          13,924
                                                             |
INSURANCE BENEFITS AND EXPENSES:                             |
 Annuity and interest sensitive life benefits:               |
  Interest credited to account balances                9,840 |           3,085
  Benefit claims incurred in excess of                       |
   account balances                                       -- |             757
 Underwriting, acquisition, and insurance                    |
  expenses:                                                  |
  Commissions                                         14,566 |          13,853
  General expenses                                     8,182 |           7,502
  Insurance taxes                                      1,210 |             499
  Policy acquisition costs deferred                  (16,025)|         (16,223)
  Amortization:                                              |
   Deferred policy acquisition costs                     836 |           1,294
   Present value of in force acquired                  2,180 |             654
   Goodwill                                              850 |              --
                                           __________________| ________________
                                                      21,639 |          11,421
Interest expense                                       1,152 |              --
                                           __________________| ________________
                                                      22,791 |          11,421
                                           __________________| ________________
                                                          84 |           2,503
Income taxes expense (benefit):                              |
 Current                                                 (16)|              --
 Deferred                                                 82 |              --
                                           __________________| ________________
                                                          66 |              --
                                           __________________| ________________
NET INCOME                                               $18 |          $2,503
                                           ==================| ================





See accompanying notes.
Condensed Consolidated Balance Sheets (Unaudited):

                                           June 30, 1997    |  December 31, 1996
                                        ___________________ |  _________________
                                                  (Dollars in thousands)
                                                            |
ASSETS                                                      |
Investments:                                                |
 Fixed maturities available for sale,                       |
  at fair value (cost: 1997 - $339,666;                     |
  1996 - $275,153)                                $339,528  |          $275,563
 Equity securities, at fair value                           |
  (cost: 1997 - $37; 1996 - $36)                        38  |                33
 Mortgage loans                                     50,670  |            31,459
 Policy loans                                        7,655  |             4,634
 Short-term investments                             10,619  |            12,631
                                        ___________________ |  _________________
    Total Investments                              408,510  |           324,320
                                                            |
Cash and cash equivalents                           15,152  |             5,839
                                                            |
Due from affiliates                                  1,958  |                --
                                                            |
Accrued investment income                            5,543  |             4,139
                                                            |
Deferred policy acquisition costs                   26,637  |            11,468
                                                            |
Present value of in force acquired                  80,840  |            83,051
                                                            |
Current income taxes recoverable                       298  |                --
                                                            |
Property and equipment, less allowances                     |
 for depreciation of $252 in 1997 and                       |
 $63 in 1996                                         1,142  |               699
                                                            |
Goodwill, less accumulated amortization                     |
 of $1,439 in 1997 and $589 in 1996                 39,663  |            38,665
                                                            |
Other assets                                           489  |             2,471
                                                            |
Separate account assets                          1,394,685  |         1,207,247
                                        ___________________ |  _________________
    TOTAL ASSETS                                $1,974,917  |        $1,677,899
                                        =================== |  =================












See accompanying notes.
Condensed Consolidated Balance Sheets (Unaudited):      (CONTINUATION)

                                           June 30, 1997    |  December 31, 1996
                                        ___________________ |  _________________
                                                  (Dollars in thousands)
                                                            |
LIABILITIES AND STOCKHOLDER'S EQUITY                        |
Policy liabilities and accruals:                            |
 Annuity and interest sensitive life                        |
  products                                        $379,281  |          $285,287
 Unearned revenue reserve                            4,068  |             2,063
                                        ___________________ |  _________________
                                                   383,349  |           287,350
                                                            |
Deferred income taxes                                  238  |               365
Line of credit with affiliate                        8,650  |                --
Surplus note                                        25,000  |            25,000
Due to affiliates                                    1,011  |             1,504
Accrued expenses and other liabilities              21,760  |            15,949
Separate account liabilities                     1,394,685  |         1,207,247
                                        ___________________ |  _________________
    TOTAL LIABILITIES                            1,834,693  |         1,537,415
                                                            |
Commitments and contingencies                               |
                                                            |
Stockholder's equity:                                       |
 Redeemable preferred stock, par value                      |
  $5,000 per share, 50,000 shares                           |
  authorized                                            --  |                --
 Common stock, par value $10 per share,                     |
  authorized, issued and outstanding                        |
  250,000 shares                                     2,500  |             2,500
 Additional paid-in capital                        137,481  |           137,372
 Unrealized appreciation (depreciation)                     |
  of securities at fair value                         (125) |               262
 Retained earnings                                     368  |               350
                                        ___________________ |  _________________
    TOTAL STOCKHOLDER'S EQUITY                     140,224  |           140,484
                                        ___________________ |  _________________
    TOTAL LIABILITIES AND STOCKHOLDER'S                     |
     EQUITY                                     $1,974,917  |        $1,677,899
                                        =================== |  =================














See accompanying notes.
Condensed Consolidated Statements of Cash Flows (Unaudited):

                                           POST-ACQUISITION |   PRE-ACQUISITION
                                           _________________| _________________
                                              For the Six   |    For the Six
                                             Months ended   |   Months ended
                                             June 30, 1997  |   June 30, 1996
                                           _________________| _________________
                                            (Current Year)  | (Preceding Year)
                                                   (Dollars in thousands)
                                                            |
NET CASH USED IN OPERATING ACTIVITIES                $2,606 |          ($9,352)
                                                            |
INVESTING ACTIVITIES                                        |
 Sale, maturity or repayment                                |
  of investments:                                           |
  Fixed maturities - available for sale              19,172 |           55,028
  Mortgage loans on real estate                       4,746 |               --
  Short-term investments - net                        2,012 |            6,764
                                           _________________| _________________
                                                     25,930 |           61,792
                                                            |
 Acquisition of investments:                                |
  Fixed maturities - available for sale             (84,391)|         (166,933)
  Equity securities                                      (1)|               --
  Mortgage loans on real estate                     (23,958)|               --
  Short-term investments - net                       (3,020)|           (1,080)
                                           _________________| _________________
                                                   (111,370)|         (168,013)
 Purchase of property and equipment                    (456)|               --
                                           _________________| _________________
NET CASH USED IN INVESTING ACTIVITIES               (85,896)|         (106,221)
                                                            |























See accompanying notes.
Condensed Consolidated Statements of Cash Flows (Unaudited):  (CONTINUATION)

                                           POST-ACQUISITION |   PRE-ACQUISITION
                                           _________________| _________________
                                              For the Six   |    For the Six
                                             Months ended   |   Months ended
                                             June 30, 1997  |   June 30, 1996
                                           _________________| _________________
                                            (Current Year)  | (Preceding Year)
                                                   (Dollars in thousands)
                                                            |
FINANCING ACTIVITIES                                        |
 Issuance of notes payable                           40,252 |               --
 Repayment of notes payable                         (31,602)|               --
 Receipts from annuity and interest                         |
  sensitive life policies credited to                       |
  policyholder account balances                     143,142 |          121,800
 Return of policyholder account                             |
  balances on annuity and interest                          |
  sensitive life policies                            (8,328)|           (1,962)
 Net reallocations to Separate                              |
  Accounts                                          (50,861)|           (6,059)
                                           _________________| _________________
NET CASH PROVIDED BY FINANCING ACTIVITIES            92,603 |          113,779
                                           _________________| _________________
                                                            |
INCREASE (DECREASE) IN CASH AND CASH                        |
 EQUIVALENTS                                          9,313 |           (1,794)
                                                            |
CASH AND CASH EQUIVALENTS AT                                |
 BEGINNING OF PERIOD                                  5,839 |            5,046
                                           _________________| _________________
CASH AND CASH EQUIVALENTS AT                                |
 END OF PERIOD                                      $15,152 |           $3,252
                                           =================| =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW                        |
 INFORMATION                                                |
Cash paid during the period for income taxes           $283 |               --


















See accompanying notes.
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This form is being filed with the reduced disclosure format specified in General Instruction H (1)(a) and (b) of Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for periods reported at December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Golden American Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 1996.

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

On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") and its wholly-owned subsidiaries, Golden American and Directed Services, Inc. ("DSI") from Whitewood Properties Corporation ("Whitewood") pursuant to the terms of a Stock Purchase Agreement between Equitable and Whitewood (the "Purchase Agreement"). Subsequent to the acquisition, the BT Variable, Inc. name was changed to EIC Variable, Inc. On April 30, 1997, EIC Variable, Inc. was liquidated and its investment in Golden American and DSI were transferred to Equitable while the remainder of its net assets were contributed to Golden American. Refer to Note 3 for additional information.

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

NOTE 2 -- INVESTMENTS

At June 30, 1997 and December 31, 1996, amortized cost, gross unrealized gains and losses and estimated fair values of fixed maturity securities, all of which are designated as available for sale, are as follows:

                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
June 30, 1997                        Cost       Gains      Losses       Value
______________________________________________________________________________
                                             (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
  Mortgage-backed securities      $67,463        $113       ($472)    $67,104
  Other                             3,073           2          (4)      3,071
Foreign governments                 2,056          32          --       2,088
Public utilities                   28,780         129         (38)     28,871
Investment grade corporate        191,363         645        (865)    191,143
Below investment grade
 corporate                         33,175         385        (106)     33,454
Mortgage-backed securities         13,756          61         (20)     13,797
                               _______________________________________________
Total                            $339,666      $1,367     ($1,505)   $339,528
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
                               ===============================================

No fixed maturity securities were designated as held for investment at June 30, 1997 or December 31, 1996. Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates fair value for these securities.

Amortized cost and estimated fair value of fixed maturity securities designated as available for sale, by contractual maturity, at June 30, 1997, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                                                   Amortized            Fair
June 30, 1997                                           Cost           Value
_____________________________________________________________________________
                                                    (Dollars in thousands)
Due within one year                                  $16,518         $16,536
Due after one year through five years                134,414         134,598
Due after five years through ten years                97,360          97,253
Due after ten years                                   10,155          10,240
                                                _____________________________
                                                     258,447         258,627
Mortgage-backed securities                            81,219          80,901
                                                _____________________________
Total                                               $339,666        $339,528
                                                =============================

During the first six months of 1997, fixed maturity securities designated as available for sale with a combined amortized cost of $15,915,000 were called or repaid by their issuers. In total, net pre-tax gains from sales, calls and repayments of fixed maturity investments amounted to $52,000 in the first six months of 1997.

During the first six months of 1997, no investments were identified as having an impairment other than temporary.

INVESTMENT DIVERSIFICATIONS: The Company's investment policies related to its investment portfolio require diversification by asset type, company and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at June 30, 1997 and December 31, 1996, respectively. Fixed maturity investments included investments in various government bonds and government or agency mortgage-backed securities (21% in 1997, 27% in 1996), public utilities (9% in 1997, 13% in 1996), basic industrials (31% in 1997, 30% in 1996) and financial companies (23% in 1997, 18% in 1996). Mortgage loans on real estate have been analyzed by geographical location with concentrations by state identified as Georgia (10% in 1997, 17% in 1996), Utah (15% in 1997, 4% in
1996) and California (11% in 1997, 7% in 1996). There are no other concentrations of mortgage loans in any state exceeding ten percent at June 30, 1997 and December 31, 1996. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in office buildings (42% in 1997, 36% in 1996), industrial buildings (33% in 1997, 31% in 1996), multi-family residential buildings (12% in 1997, 27% in
1996) and retail facilities (13% in 1997, 6% in 1996). Equity securities and investments accounted for by the equity method are not significant to the Company's overall investment portfolio.

NOTE 3 -- ACQUISITION

TRANSACTION: On August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable from Whitewood, a wholly-owned subsidiary of Bankers Trust, pursuant to the terms of the Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood. In exchange for the outstanding capital stock of BT Variable, Equitable paid $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid $51,000,000 in cash to Bankers Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. Subsequent to the acquisition, the BT Variable, Inc. name was changed to EIC Variable, Inc. On April 30, 1997, EIC Variable, Inc. was liquidated and its investments in Golden American and DSI were transferred to Equitable while the remainder of its net assets were contributed to Golden American.

ACCOUNTING TREATMENT: The acquisition was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at August 13, 1996. The purchase price was allocated to the three companies purchased - BT Variable, DSI and Golden American. Goodwill was established for the excess of the acquisition cost over the fair value of the net assets acquired and pushed down to Golden American. The acquisition cost was preliminary with respect to the final settlement of taxes with Bankers Trust and estimated expenses. The allocation of the purchase price to Golden American was approximately $139,872,000. The amount of goodwill relating to the acquisition was $41,102,000 at the acquisition date, and is being amortized over 25 years on a straight line basis. At June 30, 1997, goodwill was increased by $1,848,000 to adjust the value of a receivable existing at the acquisition date. The carrying value of goodwill will be reviewed periodically for any indication of impairment in value.

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


An analysis of the PVIF asset is as follows:


                                                   For the Six
                                                  Months ended
                                                 June 30, 1997
                                        _______________________
                                        (Dollars in thousands)
Beginning balance                                      $83,051
Imputed interest                                         3,131
Amortization                                            (5,311)
Adjustment for unrealized gains
 on available for sale securities                          (31)
                                        _______________________
Ending balance                                         $80,840
                                        =======================

Interest is imputed on the unamortized balance of PVIF at rates of 7.70% to 7.80%. Amortization of PVIF is charged to expense and the asset is adjusted for the change in unrealized gains (losses) on available for sale securities. During the second quarter of 1997, PVIF was unlocked by $2,293,000 to reflect narrower current spreads than the gross profit model assumed. Based on current conditions and assumptions as to the effect of future events on acquired policies in force, the expected approximate net amortization for the next five years, relating to the balance of the PVIF as of June 30, 1997, is as follows:


       Year                                  Amount
____________________________________________________
                  (Dollars in thousands)
Remainder of 1997                            $4,600
             1998                            10,100
             1999                             9,600
             2000                             8,300
             2001                             7,200
             2002                             6,100

Actual amortization may vary from the schedule above based upon changes in assumptions and experience.

NOTE 4 -- PENDING MERGER

TRANSACTION: On July 7, 1997, Equitable of Iowa Companies signed a definitive agreement and plan of merger under which it will merge into PFHI Holdings, Inc., a Delaware corporation, and will become a wholly-owned subsidiary of the ING Groep N.V. a global financial services holding company based in The Netherlands. Total consideration is approximately $2,200,000,000 in cash and stock plus the assumption of approximately $400,000,000 in debt. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close during the fourth quarter of 1997.

ACCOUNTING TREATMENT: The merger will be accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities for Equitable of Iowa Companies and its subsidiaries as of the date of the merger. The excess of the total acquisition cost over the fair value of the net assets acquired will be recorded as goodwill.

NOTE 5 -- RELATED PARTY TRANSACTIONS

DSI acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) of the variable insurance products issued by the Company, which as of June 30, 1997, are sold primarily through four broker/dealer institutions. The Company paid commissions to DSI totaling $8,547,000 in the second quarter and $14,264,000 for the first six months of 1997, ($6,977,000 and $14,385,000, respectively, for the same periods of 1996).

Golden American provides certain managerial and supervisory services to DSI. The fee for these services is calculated as a percentage of average assets in the variable separate accounts. For the second quarter and the first six months of 1997, the fee was $660,000 and $1,278,000, respectively ($570,000 and $1,110,000, for the same periods of 1996).

On August 14, 1996, the Company began purchasing investment management services from an affiliate. Payments for these services totaled $213,000 for the second quarter and $410,000 for the first six months of 1997. On August 14, 1996, all employees of Golden American, except wholesalers, became statutory employees of Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate.

Golden American has a guaranty agreement with Equitable Life. In consideration of an annual fee, payable June 30, Equitable Life guarantees to Golden American that it will make funds available, if needed, to Golden American to pay the contractual claims made under the provisions of Golden American's life insurance and annuity contracts. The agreement is not, and nothing contained therein or done pursuant thereto by Equitable Life shall be deemed to constitute, a direct or indirect guaranty by Equitable Life of the payment of any debt or other obligation, indebtedness or liability, of any kind or character whatsoever, of Golden American. The agreement does not guarantee the value of the underlying assets held in separate accounts in which funds of variable life insurance and variable annuity policies have been invested. The calculation of the annual fee is based on risk based capital. As Golden American's risk based capital level was above required amounts, no annual fee was payable.

SURPLUS NOTE:  On December 17, 1996, Golden American issued an 8.25% surplus note in the amount of $25,000,000 to Equitable. Golden American made interest payments totaling $521,000 during the second quarter and $1,038,000 during the first six months of 1997. On December 17, 1996, Golden American contributed the $25,000,000 to First Golden acquiring 200,000 shares of common stock (100% of outstanding stock) of First Golden.

LINE OF CREDIT: Golden American maintains a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under the current agreement, which became effective December 1, 1996 and expires on December 31, 1997, Golden American can borrow up to $25,000,000. Interest on any borrowings is charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. The Company incurred interest expense of $71,000 during the second quarter
and $114,000 during the first six months of 1997 under this agreement.   At
June 30, 1997, $8,650,000 was outstanding under this agreement.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At June 30, 1997, Golden American had reinsurance treaties with 5 unaffiliated reinsurers covering a significant portion of the mortality risks under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. At June 30, 1997, the Company has a net receivable of $28,000 for reserve credits, reinsurance claims or other receivables from these reinsurers comprised of $177,000 for claims recoverable from reinsurers and a payable of $149,000 for reinsurance premiums. Included in the accompanying financial statements are net considerations to reinsurers of $430,000 during the second quarter and $851,000 for the first six months of 1997 ($518,000 and $974,000, respectively, for the same periods of 1996). Also included in the accompanying financial statements are net policy benefits (recoveries) of ($48,000) during the second quarter and $429,000 for the first six months of 1997 ($337,000 and $877,000, respectively, for the same periods of 1996).

Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty which increased other income by $185,000 in 1997.

INVESTMENT COMMITMENTS: At June 30, 1997, outstanding commitments to fund mortgage loans on real estate totaled $3,600,000.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums levels as well as its potential for premium tax offset. The Company has established a reserve to cover such assessments and regularly reviews information regarding known failures and revises its estimates of future guaranty fund assessments. Accordingly, the Company accrued and charged to expense an additional $206,000 for the second quarter and $282,000 for the first six months of 1997. At June 30, 1997, the Company has an undiscounted reserve of $1,053,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $22,000 for assessments paid which may be recoverable through future premium tax offsets. The Company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments, based upon previous premium levels, and known insolvencies at this time.

LITIGATION: The Company is not involved in any legal proceeding as of the date of this report.

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio (see Note 2 for further information). The Company's asset growth, net investment income and cash flow are primarily generated from the sale of variable products and associated future policy benefits and separate account liabilities. A significant portion of the Company's sales are generated by four broker/dealers. Substantial changes in tax laws that would make these products less attractive to consumers, extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed, could cause a severe impact to the Company's financial condition.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's condensed consolidated results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources has also been provided. This analysis should be read in conjunction with the condensed consolidated financial statements and related notes which appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated condensed financial statements include the accounts of Golden American Life Insurance Company ("Golden American") and its subsidiary, First Golden American Life Insurance Company of New York ("First Golden", and collectively with Golden American the "Company").

RESULTS OF OPERATIONS
_____________________

CHANGE IN CONTROL
On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") and its wholly-owned subsidiaries Golden American and Directed Services Inc. ("DSI") for $144,000,000. The purchase price consisted of $93,000,000 in cash paid to Whitewood (parent of BT Variable) and $51,000,000 in cash paid to Bankers Trust (parent of Whitewood) to retire certain debt owed by BT Variable to Bankers Trust. Subsequent to the acquisition, the BT Variable, Inc. name was changed to EIC Variable, Inc. On April 30, 1997, EIC Variable, Inc. was liquidated and its investment in Golden American and DSI were transferred to Equitable while the remainder of its net assets were contributed to Golden American.

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

The purchase price was allocated to the three companies purchased - BT Variable, DSI, and Golden American. Goodwill of $41,102,000 was established for the excess of the acquisition cost over the fair value of the assets and liabilities and pushed down to Golden American. The acquisition cost was preliminary with respect to the final settlement of taxes with Bankers Trust and estimated expenses. At June 30, 1997, goodwill was increased by $1,848,000 to adjust the value of a receivable existing at the acquisition date. The allocation of the purchase price to Golden American was approximately $139,872,000. Goodwill resulting from the acquisition is being amortized over 25 years on a straight line basis. The carrying value will be reviewed periodically for any indication of impairment in value.

PREMIUMS

                      POST-ACQUISITION                         PRE-ACQUISITION
                      _______________                          ________________
Six Months ended                      Percentage       Dollar |
 June 30                        1997      Change       Change |           1996
______________________________________________________________|________________
                                  (Dollars in thousands)      |
                                                              |
Variable annuity                                              |
 premiums:                                                    |
 Separate account            $91,290        (9.3)%    ($9,409)|       $100,699
 Fixed account               140,841        16.9       20,412 |        120,429
                      ________________________________________|________________
Total variable annuity                                        |
 premiums                    232,131         5.0       11,003 |        221,128
Variable life premiums        10,378        37.1        2,811 |          7,567
                      ________________________________________|________________
Total premiums              $242,509         6.0%     $13,814 |       $228,695
                      ========================================|================

Variable annuity separate account premiums decreased 9.3% during the first six months of 1997, while variable life premiums increased 37.2% during the same period. The fixed account portion of the Company's variable annuity premiums increased 16.9% during the first six months of 1997 due to the Company's marketing emphasis on fixed rates during the second quarter of 1997. Premiums, net of reinsurance, for variable products from four significant sellers totalled $174,100,000 or 72% of total premiums for the first six months of 1997.

REVENUES

                     POST-ACQUISITION                           PRE-ACQUISITION
                     _______________                            _______________
Six Months ended                       Percentage       Dollar |
 June 30                       1997        Change       Change |          1996
_______________________________________________________________|_______________
                                   (Dollars in thousands)      |
                                                               |
Annuity and                                                    |
 interest sensi-                                               |
 tive life                                                     |
 product charges             $9,781           2.2%        $212 |        $9,569
Management fee                                                 |
 revenue                      1,278          15.1          168 |         1,110
Net investment                                                 |
 income                      11,492         218.5        7,883 |         3,609
Realized gains                                                 |
 (losses) on                                                   |
 investments                     52         112.5          470 |          (418)
Other income                    272         405.5          218 |            54
                     __________________________________________|_______________
                            $22,875          64.3%      $8,951 |       $13,924
                     ==========================================================

Total revenues increased 64.3% in the first six months of 1997. Annuity and interest sensitive life product charges increased 2.2% in the first six months of 1997 due to additional fees earned from the increasing block of business under management in the Separate Accounts and an increase in the collection of surrender charges.

Golden American provides certain managerial and supervisory services to DSI. This fee, calculated as a percentage of average assets in the variable separate accounts, was $1,278,000 for the first six months of 1997 ($1,110,000, for the same period of 1996).

Net investment income increased 218.5% in the first six months of 1997 due to the increase in invested assets. The company had $52,000 of realized gains on the sale of investments in the first six months of 1997, compared a loss of $418,000 in the same period of 1996.

Other income increased 405.5% in the first six months of 1997 primarily as a result of increased income from a modified coinsurance agreement with an unaffiliated reinsurer.

EXPENSES

Total insurance benefits and expenses increased $10,218,000, or 89.5%, to $21,639,000 in the first six months of 1997. Interest credited to account balances increased $6,755,000, or 219.0% to $9,840,000 in the first six months of 1997 as a result of higher account balances associated with the Company's fixed account option within its variable products. Benefit claims incurred in excess of account balances decreased $757,000, or 100.0%, to $0 in the first six months of 1997.

Commissions increased $713,000, or 5.1%, to $14,566,000, in the first six months of 1997. Insurance taxes increased 142.5%, to $1,210,000, in the first six months of 1997. Increases and decreases in commissions and insurance taxes are generally related to changes in the level of variable product sales. Insurance taxes are impacted by several other factors as well as the level of variable product sales. These factors include a guaranty fund assessment accrual in 1997, an increase in FICA taxes primarily due to bonuses and an increase in state licenses and fees. Most costs incurred as the result of new sales have been deferred, thus having very little impact on earnings.

General expenses increased $680,000 or 9.1%, to $8,182,000, in the first six months of 1997. The Company uses a network of wholesalers to distribute its products and the salaries of these wholesalers are included in general expenses. The portion of these salaries and related expenses which vary with sales production levels are deferred, thus having little impact on earnings. Management expects general expenses to continue to increase in 1997 as a result of the emphasis on expanding the salaried wholesaler distribution network.

The Company's deferred policy acquisition costs ("DPAC"), previous balance of present value of in force acquired ("PVIF") and unearned revenue reserve were eliminated as of the purchase date, and an asset of $85,796,000 representing the PVIF was established for all policies in force at the acquisition date. The amortization of PVIF and DPAC increased $1,068,000, or 54.8%, in the first six months of 1997. During the second quarter of 1997, PVIF was unlocked by $2,293,000 to reflect narrower current spreads than the gross profit model assumed. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, amortization of PVIF is expected to be approximately $4,600,000 for the remainder of 1997, $10,100,000 in 1998, $9,600,000 in 1999, $8,300,000 in 2000, $7,200,000 in
2001 and $6,100,000 in 2002. Actual amortization may vary based upon changes in assumptions and experience. The elimination of the unearned revenue reserve, related to in force acquired at the acquisition date, will result in lower annuity and interest sensitive life product charges compared to pre-acquisition levels on the in force acquired.

Amortization of goodwill during the first six months of 1997 totaled $850,000. Goodwill resulting from the acquisition is being amortized on a straight-line basis over 25 years and is expected to approximate $1,644,000 annually.

Interest expense on the surplus note issued in December 1996, was $1,038,000, in the first six months of 1997. The Company also paid $114,000 in the first six months of 1997 to Equitable for interest on the line of credit.

INCOME

Net income for the first six months of 1997 was $18,000, a decrease of $2,485,000, or 99.3%, from the same period of 1996.






FINANCIAL CONDITION
___________________

INVESTMENTS

The financial statement carrying value of the Company's total investment portfolio grew 25.1% in the first six months of 1997. The amortized cost basis of the Company's total investment portfolio grew 25.3% during the same period. All of the Company's investments, other than mortgage loans, are carried at fair value in the Company's financial statements. As such, growth in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity and equity securities as well as growth in the cost basis of these securities. Growth in the cost basis of the Company's investment portfolio resulted from the investment of premiums from the sale of the Company's fixed account option. The Company manages the growth of its insurance operations in order to maintain adequate capital ratios.

To support the fixed account option of the Company's variable insurance products, cash flow was invested primarily in fixed maturity securities and mortgage loans. At June 30, 1997, the Company's investment portfolio at amortized cost was $394,297,000 with a yield of 7.1% and carrying value of $394,161,000.

FIXED MATURITY SECURITIES: At June 30, 1997, the company had fixed maturities with an amortized cost of $339,666,000 and an estimated fair value of $339,528,000. The ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") to the individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities comprising U.S. governments, agencies and AAA to BBB- corporates ($299,960,000 or 88.3%), and below investment grade securities BB+ to BB- ($32,871,000 or 9.7%). Securities not rated by Standard & Poor's had an NAIC rating of 1, 2 or 3 ($6,835,000 or 2.0%).

The Company classifies 100% of its securities as available for sale. On June 30, 1997, fixed income securities with an amortized cost of $339,666,000 and an estimated fair value of $339,528,000 were designated as available for sale. Net unrealized depreciation of fixed maturity securities of $138,000 was comprised of gross appreciation of $1,367,000 and gross depreciation of $1,505,000. Unrealized holding losses on these securities, net of adjustments to deferred policy acquisition costs, present value of in force acquired and deferred income taxes, decreased stockholder's equity by $126,000 at June 30, 1997.

The Company began investing in below investment grade securities during 1996. At June 30, 1997, the amortized cost value of the Company's total investment in below investment grade securities was $33,175,000, or 8.4%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of its investment portfolio. At June 30, 1997, the yield at amortized cost on the Company's below investment grade portfolio was 8.8% compared to 6.8% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $33,454,000, or 100.8% of amortized cost value, at June 30, 1997.

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

The Company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if its ability to realize its carrying value on any investment has been impaired. For debt and equity securities, if impairment in value is determined to be other than temporary (i.e. if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the security's new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods.

During the first six months of 1997, fixed maturity securities designated as available for sale with a combined amortized cost of $15,915,000 were called or repaid by their issuers. In total, net pre-tax gains from sales, calls and repayments of fixed maturity investments amounted to $52,000 in the first six months of 1997.

At June 30, 1997, no fixed maturity securities were deemed to have impairments in value that are other than temporary. The Company's fixed maturity investment portfolio had a combined yield at amortized cost of 7.1% at June 30, 1997.

MORTGAGE LOANS: Mortgage loans represent 12.9% of the Company's investment portfolio. Mortgages outstanding were $50,670,000 at June 30, 1997, with an estimated fair value of $49,223,000. The Company's mortgage loan portfolio includes 30 loans with an average size of $1,689,000 and average seasoning of
1.3 years if weighted by the number of loans, and 0.8 years if weighted by mortgage loan carrying values. The Company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At June 30, 1997, the yield on the Company's mortgage loan portfolio was 7.8%.

At June 30, 1997, no mortgage loans were delinquent by 90 days or more. The Company does not expect to incur material losses from its mortgage loan portfolio. The Company's loan investment strategy is consistent with that of other life insurance subsidiaries of its ultimate parent, Equitable. Equitable has experienced a historically low default rate in its mortgage loan portfolio and has been able to recover 103.1% of the principal amount of problem mortgages resolved in the last three years.

At June 30, 1997, the Company had no investments in default. The Company estimates its total investment portfolio, excluding policy loans, had a fair value approximately equal to 99.6% of its amortized cost value for accounting purposes at June 30, 1997.



OTHER ASSETS

Accrued investment income increased $1,404,000 during the first six months of 1997 due to an increase in the overall size of the portfolio resulting from the investment of premiums allocated to the fixed account option of the Company's variable products.

The Company's DPAC and previous balance of PVIF were eliminated as of the purchase date, and an asset representing the PVIF was established for all policies in force at the acquisition date. PVIF is amortized into income in proportion to the expected gross profits of the in force acquired in a manner similar to DPAC amortization. Any expenses which vary with the sales of the Company's products are deferred and amortized. At June 30, 1997, the Company had DPAC and PVIF balances of $26,637,000 and $80,840,000, respectively.

Goodwill totaling $41,102,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the acquisition date. At June 30, 1997, goodwill was increased by $1,848,000 to adjust the value of a receivable existing at the acquisition date. Amortization of goodwill through June 30, 1997, was $850,000.

At June 30, 1997, the Company had $1,394,685,000 of separate account assets compared to $1,207,247,000 at December 31, 1996. The increase in separate account assets is due to growth in sales of the Company's variable annuity and variable life separate account products.

At June 30, 1997, the Company had total assets of $1,974,917,000, a 17.7% increase from December 31, 1996.

LIABILITIES

In conjunction with the volume of variable insurance sales, the Company's total liabilities increased $297,278,000, or 19.3%, during the first six months of 1997 and totaled $1,834,693,000 at June 30, 1997. Future policy benefits for annuity and interest sensitive life products increased $93,994,000, or 32.9%, to $379,281,000 reflecting premium growth in the Company's fixed account option of its variable products. Premium growth, net of redemptions and market appreciation also accounted for the $187,438,000, or 15.5%, increase in separate account liabilities to $1,394,685,000 at June 30, 1997.

On December 17, 1996, Golden American issued a $25,000,000, 8.25% surplus note to Equitable. The note matures on December 17, 2026. During the six months ended June 30, 1997, Golden American made interest payments totaling $1,038,000. On December 17, 1996, Golden American contributed the $25,000,000 to First Golden, acquiring 200,000 shares of common stock (100% of shares outstanding) of First Golden.

Golden American maintains a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under the current agreement, which became effective December 1, 1996 and expires on December 31, 1997, Golden American can borrow up to $25,000,000. Interest on any borrowings is charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. The Company incurred interest expense of $114,000 during the first six months of 1997 under this agreement. At June 30, 1997, $8,650,000 was outstanding under this agreement.

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

The Company's home office operations are currently housed in a leased location in Wilmington, Delaware and a leased location in New York, New York. The Company intends to spend $1,000,000 on capital needs during 1997.

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

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the company's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. Golden American and First Golden have complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that Golden American and First Golden have total adjusted capital well above all required capital levels.

SURPLUS NOTE: On December 17, 1996, Golden American issued a surplus note in the amount of $25,000,000 to Equitable. The note matures on December 17, 2026 and accrues interest of 8.25% per annum until paid. The note and accrued interest thereon shall be subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made shall be subject to the prior approval of the Delaware Insurance Commissioner. On December 17, 1996, Golden American contributed the $25,000,000 to First Golden acquiring 200,000 shares of common stock (100% of shares outstanding) of First Golden.

LINE OF CREDIT: Golden American maintains a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. The maximum borrowing allowed under this facility is $25,000,000 expiring on December 31, 1997. At June 30, 1997, $8,650,000 was
outstanding under this agreement.

YEAR 2000 PROJECT: The Company has studied its computer software and hardware to determine its exposure to the change of the century date issue (year 2000 date problem). The only system affected by this issue is a system maintained by an affiliated subsidiary who will incur the related costs.

PENDING MERGER: On July 7, 1997, Equitable of Iowa Companies signed a definitive agreement and plan of merger under which it will merge into PFHI Holdings, Inc., a Delaware corporation, and will become a wholly-owned subsidiary of the ING Groep N.V., a global financial services holding company based in The Netherlands. Total consideration is approximately $2,200,000,000 in cash and stock plus the assumption of approximately $400,000,000 in debt. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close during the fourth quarter of 1997. The merger will be accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities for Equitable of Iowa Companies and its subsidiaries as of the date of the merger. The excess of the total acquisition cost over the fair value of the net assets acquired will be recorded as goodwill.

















































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



DATE:  August 13, 1997                  GOLDEN AMERICAN LIFE INSURANCE COMPANY





                                        By/s/ Paul E. Larson
                                          ____________________________________
                                        Executive Vice President, CFO and
                                        Assistant Secretary
                                        (Principal Financial Officer)



                                        By/s/ David A. Terwilliger
                                          ____________________________________
                                        Vice President, Controller, Assistant
                                        Treasurer and Assistant Secretary
                                        (Principal Accounting Officer)

































                                     INDEX

                             Exhibits to Form 10-Q
                         Six Months ended June 30, 1997
                    GOLDEN AMERICAN LIFE INSURANCE COMPANY

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



                                     INDEX

                             Exhibits to Form 10-Q
                         Six Months ended June 30, 1997
                    GOLDEN AMERICAN LIFE INSURANCE COMPANY

     (d) Group Deferred Combination Variable and Fixed Enrollment Form (incorporated by reference from exhibit 4(d) to registrant's pre-effective amendment No. 1 to registrant's registration statement on Form S-1 dated February 13, 1995
             (File No. 33-87272))


27   FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)