Form 10-Q
period 1997-09-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1997-11-13
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              =========

                              FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  September 30, 1997

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of November 7, 1997.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT.

                            FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
_____________________________

Person for whom the Financial Information is given:    Golden American Life
                                                       Insurance Company
Condensed Consolidated Statements of Income (Unaudited):

                                  POST-ACQUISITION            | PRE-ACQUISITION
                        ______________________________________| ________________
                                              For the Period  |  For the Period
                          For the Three      August 14, 1996  |   July 1, 1996
                           Months ended          through      |     through
                        September 30, 1997  September 30, 1996| August 13, 1996
                        ______________________________________| ________________
                          (Current Year)     (Preceding Year) | (Preceding Year)
                                       (Dollars in thousands) |
                                                              |
REVENUES:                                                     |
 Annuity and interest                                         |
  sensitive life                                              |
  product charges                  $6,156              $2,397 |          $2,690
 Management fee revenue               736                 280 |             280
 Net investment income              7,463               1,656 |           1,381
 Realized gains (losses)                                      |
  on investments                        6                  -- |              (2)
 Other income                         155                 143 |              16
                        __________________  __________________| ________________
                                   14,516               4,476 |           4,365
                                                              |
INSURANCE BENEFITS AND                                        |
 EXPENSES:                                                    |
 Annuity and interest                                         |
  sensitive life benefits:                                    |
  Interest credited to                                        |
   account balances                 7,000               1,624 |           1,270
  Benefit claims incurred                                     |
   in excess of                                               |
   account balances                   118                 (25)|             158
 Underwriting, acquisition,                                   |
  and insurance expenses:                                     |
  Commissions                       8,757               2,118 |           2,696
  General expenses                  3,370               1,517 |           1,920
  Insurance taxes                     483                 160 |             726
  Policy acquisition                                          |
   costs deferred                  (9,439)             (2,625)|          (3,077)
  Amortization:                                               |
   Deferred policy                                            |
    acquisition costs                 597                 176 |           1,142
   Present value of in                                        |
    force acquired                  2,285                 915 |             297
   Goodwill                           411                 196 |              --
                        __________________  __________________| ________________
                                   13,582               4,056 |           5,132

See accompanying notes.
Condensed Consolidated Statements of Income (Unaudited):      (CONTINUATION)

                                  POST-ACQUISITION           |PRE-ACQUISITION
                       ______________________________________|________________
                                             For the Period  | For the Period
                         For the Three      August 14, 1996  |  July 1, 1996
                          Months ended          through      |    through
                       September 30, 1997  September 30, 1996|August 13, 1996
                       ______________________________________|________________
                         (Current Year)     (Preceding Year) |(Preceding Year)
                                                             |
                                      (Dollars in thousands) |
                                                             |
Interest expense                    $675                  -- |             --
                       __________________  __________________|________________
                                  14,257              $4,056 |         $5,132
                       __________________  __________________|________________
                                     259                 420 |           (767)
                                                             |
Income taxes expense                                         |
 (benefit):                                                  |
 Current                              70                 147 |             --
 Deferred                           (135)                 -- |         (1,463)
                       __________________  __________________|________________
                                     (65)                147 |         (1,463)
                       __________________  __________________|________________
NET INCOME                          $324                $273 |           $696
                       ==================  ==================|================




























See accompanying notes.
Condensed Consolidated Statements of Income (Unaudited):

                                  POST-ACQUISITION            | PRE-ACQUISITION
                        ______________________________________| ________________
                                              For the Period  |  For the Period
                           For the Nine      August 14, 1996  | January 1, 1996
                           Months ended          through      |     through
                        September 30, 1997  September 30, 1996| August 13, 1996
                        ______________________________________| ________________
                          (Current Year)     (Preceding Year) | (Preceding Year)
                                                              |
                                       (Dollars in thousands) |
                                                              |
REVENUES:                                                     |
 Annuity and interest                                         |
  sensitive life                                              |
  product charges                 $15,937              $2,397 |         $12,259
 Management fee revenue             2,014                 280 |           1,390
 Net investment income             18,955               1,656 |           4,990
 Realized gains (losses)                                      |
  on investments                       58                  -- |            (420)
 Other income                         427                 143 |              70
                        __________________  __________________| ________________
                                   37,391               4,476 |          18,289
                                                              |
INSURANCE BENEFITS AND                                        |
 EXPENSES:                                                    |
 Annuity and interest                                         |
  sensitive life benefits:                                    |
  Interest credited to                                        |
   account balances                16,840               1,624 |           4,355
  Benefit claims incurred                                     |
   in excess of                                               |
   account balances                   118                 (25)|             915
 Underwriting, acquisition,                                   |
  and insurance expenses:                                     |
  Commissions                      23,323               2,118 |          16,549
  General expenses                 11,552               1,517 |           9,422
  Insurance taxes                   1,693                 160 |           1,225
  Policy acquisition                                          |
   costs deferred                 (25,464)             (2,625)|         (19,300)
  Amortization:                                               |
   Deferred policy                                            |
    acquisition costs               1,433                 176 |           2,436
   Present value of in                                        |
    force acquired                  4,465                 915 |             951
   Goodwill                         1,261                 196 |              --
                        __________________  __________________| ________________
                                   35,221               4,056 |          16,553







See accompanying notes.
Condensed Consolidated Statements of Income (Unaudited):      (CONTINUATION)

                                  POST-ACQUISITION           | PRE-ACQUISITION
                       ______________________________________|________________
                                             For the Period  |  For the Period
                         For the Nine       August 14, 1996  | January 1, 1996
                          Months ended          through      |     through
                       September 30, 1997  September 30, 1996| August 13, 1996
                       ______________________________________|________________
                         (Current Year)     (Preceding Year) |(Preceding Year)
                                                             |
                                      (Dollars in thousands) |
                                                             |
Interest expense                  $1,827                  -- |             --
                       __________________  __________________|________________
                                  37,048              $4,056 |        $16,553
                       __________________  __________________|________________
                                     343                 420 |          1,736
                                                             |
Income taxes expense                                         |
 (benefit):                                                  |
 Current                              54                 147 |             --
 Deferred                            (53)                 -- |         (1,463)
                       __________________  __________________|________________
                                       1                 147 |         (1,463)
                       __________________  __________________|________________
NET INCOME                          $342                $273 |         $3,199
                       ==================  ==================|================




























See accompanying notes.
Condensed Consolidated Balance Sheets (Unaudited):

                                        September 30, 1997     December 31, 1996
                                        ___________________    _________________

                                                  (Dollars in thousands)
ASSETS
Investments:
 Fixed maturities available for sale,
  at fair value (cost: 1997 - $384,765;
  1996 - $275,153)                                $389,172             $275,563
 Equity securities, at fair value
  (cost: 1997 - $4,901; 1996 - $36)                  4,766                   33
 Mortgage loans                                     64,500               31,459
 Policy loans                                        8,316                4,634
 Short-term investments                              1,478               12,631
                                        ___________________    _________________
    Total Investments                              468,232              324,320

Cash and cash equivalents                           18,672                5,839

Due from affiliates                                    246                   --

Accrued investment income                            6,901                4,139

Deferred policy acquisition costs                   34,638               11,468

Present value of in force acquired                  78,156               83,051

Current income taxes recoverable                       229                   --

Property and equipment, less allowances
 for depreciation of $624 in 1997 and
 $63 in 1996                                         1,262                  699

Goodwill, less accumulated amortization
 of $1,850 in 1997 and $589 in 1996                 39,263               38,665

Other assets                                         7,074                2,471

Separate account assets                          1,539,859            1,207,247
                                        ___________________    _________________
    TOTAL ASSETS                                $2,194,532           $1,677,899
                                        ===================    =================











See accompanying notes.
Condensed Consolidated Balance Sheets (Unaudited):            (CONTINUATION)

                                        September 30, 1997     December 31, 1996
                                        ___________________    _________________

                                                  (Dollars in thousands)
LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
 Annuity and interest sensitive life
  products                                        $440,441             $285,287
 Unearned revenue reserve                            5,092                2,063
                                        ___________________    _________________
                                                   445,533              287,350

Deferred income taxes                                1,210                  365
Line of credit with affiliate                       16,960                   --
Surplus note                                        25,000               25,000
Due to affiliates                                      720                1,504
Accrued expenses and other liabilities              21,629               15,949
Separate account liabilities                     1,539,859            1,207,247
                                        ___________________    _________________
    TOTAL LIABILITIES                            2,050,911            1,537,415

Commitments and contingencies

Stockholder's equity:
 Redeemable preferred stock, par value
  $5,000 per share, 50,000 shares
  authorized                                            --                   --
 Common stock, par value $10 per share,
  authorized, issued and outstanding
  250,000 shares                                     2,500                2,500
 Additional paid-in capital                        138,492              137,372
 Unrealized appreciation of securities
  at fair value                                      1,937                  262
 Retained earnings                                     692                  350
                                        ___________________    _________________
    TOTAL STOCKHOLDER'S EQUITY                     143,621              140,484
                                        ___________________    _________________
    TOTAL LIABILITIES AND STOCKHOLDER'S
     EQUITY                                     $2,194,532           $1,677,899
                                        ===================    =================













See accompanying notes.
Condensed Consolidated Statements of Cash Flows (Unaudited):

                                  POST-ACQUISITION              PRE-ACQUISITION
                         ___________________________________| _________________
                          For the Nine      For the Period  |  For the Period
                          Months ended     August 14, 1996  |  January 1, 1996
                          September 30,        through      |      through
                              1997        September 30, 1996|  August 13, 1996
                         ___________________________________| _________________
                         (Current Year)    (Preceding Year) | (Preceding Year)
                                                            |
                                      (Dollars in thousands)|
                                                            |
NET CASH USED IN                                            |
 OPERATING ACTIVITIES           ($1,659)            ($1,440)|          ($4,320)
                                                            |
INVESTING ACTIVITIES                                        |
 Sale, maturity or                                          |
  repayment of investments:                                 |
  Fixed maturities                                          |
   - available for sale          35,590                 391 |           55,091
  Mortgage loans on real                                    |
   estate                         5,017                  -- |               --
  Short-term investments                                    |
   - net                         11,153                  -- |              354
                         _______________  __________________| _________________
                                 51,760                 391 |           55,445
                                                            |
 Acquisition of investments:                                |
  Fixed maturities                                          |
   - available for sale        (146,376)                 -- |         (184,589)
  Equity securities              (4,864)                 -- |               --
  Mortgage loans on real                                    |
   estate                       (38,058)                 -- |               --
  Policy loans - net             (3,682)               (161)|           (1,977)
  Short-term investments                                    |
   - net                             --             (12,626)|               --
                         _______________  __________________| _________________
                               (192,980)            (12,787)|         (186,566)
  Purchase of property and                                  |
   equipment                       (659)                (15)|               --
                         _______________  __________________| _________________
NET CASH USED IN                                            |
 INVESTING ACTIVITIES          (141,879)            (12,411)|         (131,121)
                                                            |











See accompanying notes.
Condensed Consolidated Statements of Cash Flows (Unaudited):  (CONTINUATION)

                                 POST-ACQUISITION               PRE-ACQUISITION
                         ___________________________________| _________________
                          For the Nine      For the Period  |  For the Period
                          Months ended     August 14, 1996  |  January 1, 1996
                          September 30,        through      |      through
                              1997        September 30, 1996|  August 13, 1996
                         ___________________________________| _________________
                         (Current Year)    (Preceding Year) | (Preceding Year)
                                      (Dollars in thousands)|
                                                            |
FINANCING ACTIVITIES                                        |
 Issuance of notes                                          |
  payable                       $86,522                  -- |               --
 Repayment of notes                                         |
  payable                       (69,562)                 -- |               --
 Receipts from annuity and                                  |
  interest sensitive life                                   |
  policies credited to                                      |
  policyholder account                                      |
  balances                      232,635             $18,930 |         $149,750
 Return of policyholder                                     |
  account balances on                                       |
  annuity and interest                                      |
  sensitive life                                            |
  policies                      (12,674)             (1,061)|           (2,695)
 Net reallocations to                                       |
  Separate Accounts             (81,561)             (2,144)|           (8,286)
 Dividends paid on                                          |
  preferred stock                    --                  -- |             (719)
 Contribution from parent         1,011                  -- |               --
                         _______________  __________________| _________________
NET CASH PROVIDED BY                                        |
 FINANCING ACTIVITIES           156,371              15,725 |          138,050
                                                            |
INCREASE IN CASH AND                                        |
 CASH EQUIVALENTS                12,833               1,874 |            2,609
                                                            |
CASH AND CASH EQUIVALENTS                                   |
 AT BEGINNING OF PERIOD           5,839               7,655 |            5,046
                         _______________  __________________| _________________
CASH AND CASH EQUIVALENTS                                   |
 AT END OF PERIOD               $18,672              $9,529 |           $7,655
                         ===============  ==================| =================
SUPPLEMENTAL DISCLOSURE                                     |
 OF CASH FLOW INFORMATION                                   |
                                                            |
Cash paid during the period
 for income taxes                  $283                  --                 --

Non-cash financing activities:
 Contribution of property,
  plant and equipment from
  EIC Variable, Inc. net of
  $353 of accumulated
  depreciation                     $110                  --                 --

See accompanying notes.
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This form is being filed with the reduced disclosure format specified in General Instruction H (1)(a) and (b) of Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for periods reported at December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Golden American Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 1996.

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

NOTE 2 -- INVESTMENTS

At September 30, 1997 and December 31, 1996, amortized cost, gross unrealized gains and losses and estimated fair values of fixed maturity securities, all of which are designated as available for sale, are as follows:

                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
September 30, 1997                   Cost       Gains      Losses       Value
______________________________________________________________________________
                                             (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
  Mortgage-backed securities      $65,243        $517       ($104)    $65,656
  Other                             3,069           7          --       3,076
Foreign governments                 2,050          30          --       2,080
Public utilities                   26,717         258          (4)     26,971
Investment grade corporate        213,422       2,750         (79)    216,093
Below investment grade
 corporate                         38,951         884         (22)     39,813
Mortgage-backed securities         35,313         199         (29)     35,483
                               _______________________________________________
Total                            $384,765      $4,645       ($238)   $389,172
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
                               ===============================================




No fixed maturity securities were designated as held for investment at September 30, 1997 or December 31, 1996. Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates fair value for these securities.

Amortized cost and estimated fair value of fixed maturity securities designated as available for sale, by contractual maturity, at September 30, 1997, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                                                   Amortized            Fair
September 30, 1997                                      Cost           Value
_____________________________________________________________________________
                                                    (Dollars in thousands)
Due within one year                                  $10,926         $10,947
Due after one year through five years                131,585         133,293
Due after five years through ten years               131,544         133,196
Due after ten years                                   10,154          10,597
                                                _____________   _____________
                                                     284,209         288,033
Mortgage-backed securities                           100,556         101,139
                                                _____________   _____________
Total                                               $384,765        $389,172
                                                =============   =============

During the first nine months of 1997, fixed maturity securities designated as available for sale with a combined amortized cost of $23,792,000 were called or repaid by their issuers. In total, net pre-tax gains from sales, calls and repayments of fixed maturity investments amounted to $58,000 in the first nine months of 1997.

During the first nine months of 1997, no investments were identified as having an impairment other than temporary.

INVESTMENT DIVERSIFICATIONS: The Company's investment policies related to its investment portfolio require diversification by asset type, company and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at September 30, 1997 and December 31, 1996, respectively. Fixed maturity investments included investments in various government bonds and government or agency mortgage-backed securities (18% in 1997, 27% in 1996), public utilities (7% in 1997, 13% in 1996), basic industrials (31% in 1997, 30% in 1996) and financial companies (24% in 1997, 18% in 1996). Mortgage loans on real estate have been analyzed by geographical location with concentrations by state identified as Utah (14% in 1997, 4% in 1996), California (12% in 1997, 7% in 1996), and Georgia (8% in 1997, 17% in 1996). There are no other concentrations of mortgage loans in any state exceeding ten percent at September 30, 1997 and December 31, 1996. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in office buildings (41% in 1997, 36% in 1996), industrial buildings (37% in 1997, 31% in 1996), multi-family residential buildings (12% in 1997, 27% in 1996) and retail facilities (10% in 1997, 6% in 1996). Equity securities (which represent 1.1% of the Company's investments) consist primarily of investments in the Company's registered separate accounts.
Equity securities and investments accounted for by the equity method are not significant to the Company's overall investment portfolio.

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

ACCOUNTING TREATMENT: The acquisition was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at August 13, 1996. The purchase price was allocated to the three companies purchased - BT Variable, DSI and Golden American. Goodwill was established for the excess of the acquisition cost over the fair value of the net assets acquired and pushed down to Golden American. The acquisition cost was preliminary with respect to the final settlement of taxes with Bankers Trust and estimated expenses. The allocation of the purchase price to Golden American was approximately $139,872,000. The amount of goodwill relating to the acquisition was $41,113,000 and is being amortized over 25 years on a straight line basis. At June 30, 1997, goodwill was increased by $1,848,000 to adjust the value of a receivable existing at the acquisition date. The carrying value of goodwill will be reviewed periodically for any indication of impairment in value.

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



















 An analysis of the PVIF asset is as follows:


                                               For the Nine
                                               Months ended
                                            September 30, 1997
                                        _______________________
                                        (Dollars in thousands)
Beginning balance                                      $83,051
Imputed interest                                         4,653
Amortization                                            (9,118)
Adjustment for unrealized gains
 on available for sale securities                         (430)
                                        _______________________
Ending balance                                         $78,156
                                        =======================

Interest is imputed on the unamortized balance of PVIF at rates of 7.70% to 7.80%. Amortization of PVIF is charged to expense and the asset is adjusted for the change in unrealized gains (losses) on available for sale securities. During the second quarter of 1997, PVIF was unlocked by $2,293,000 to reflect narrower current spreads than the gross profit model assumed. Based on current conditions and assumptions as to the effect of future events on acquired policies in force, the expected approximate net amortization for the next five years, relating to the balance of the PVIF as of September 30, 1997, is as follows:


             Year                            Amount
____________________________________________________
                  (Dollars in thousands)
Remainder of 1997                            $2,300
             1998                            10,100
             1999                             9,600
             2000                             8,300
             2001                             7,200
             2002                             6,100

Actual amortization may vary from the schedule above based upon changes in assumptions and experience.

NOTE 4 -- MERGER

TRANSACTION: On October 23, 1997, Equitable of Iowa Companies ("Equitable") shareholders approved the Agreement and Plan of Merger ("Merger Agreement") dated as of July 7, 1997, among Equitable, PFHI Holdings, Inc. ("PFHI"), and ING Groep N.V ("ING"). On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable pursuant to the Merger Agreement. PFHI is a wholly-owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owns all the outstanding capital stock of Equitable Life Insurance Company of Iowa and Golden American Life Insurance Company and their wholly-owned subsidiaries. Equitable also owns all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc., Directed Services, Inc., Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. In exchange for the outstanding capital stock of Equitable, ING will pay total consideration of approximately $2,200,000,000 in cash and stock plus the assumption of approximately $400,000,000 in debt according to the Merger Agreement. As a result of the merger, Equitable of Iowa Companies was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc.

ACCOUNTING TREATMENT: The merger will be accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities for Equitable and its subsidiaries as of the date of the merger. The excess of the total acquisition cost over the fair value of the net assets acquired will be recorded as goodwill.

NOTE 5 -- RELATED PARTY TRANSACTIONS

DSI acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) of the variable insurance products issued by the Company, which as of September 30, 1997, are sold primarily through six broker/dealer institutions. The Company paid commissions to DSI totaling $8,849,000 in the third quarter and $23,113,000 for the first nine months of 1997, ($17,070,000 for the period January 1, 1996 through August 13, 1996 and $1,955,000 for the period August 14, 1996 through September 30, 1996).

Golden American provides certain managerial and supervisory services to DSI. The fee for these services is calculated as a percentage of average assets in the variable separate accounts. For the third quarter and the first nine months of 1997, the fee was $736,000 and $2,014,000, respectively ($1,390,000 for the period January 1, 1996 through August 13, 1996 and $280,000 for the period August 14, 1996 through September 30, 1996).

On August 14, 1996, the Company began purchasing investment management services from an affiliate. Payments for these services totaled $263,000 for the third quarter and $673,000 for the first nine months of 1997 ($3,000 for the period August 14, 1996 through September 30, 1996). On August 14, 1996, all employees of Golden American, except wholesalers, became statutory employees of Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate.

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

SURPLUS NOTE:  On December 17, 1996, Golden American issued a 8.25% surplus note in the amount of $25,000,000 to Equitable. Golden American made interest payments totaling $510,000 during the third quarter and $1,548,000 during the first nine months of 1997. On December 17, 1996, Golden American contributed the $25,000,000 to First Golden acquiring 200,000 shares of common stock (100% of outstanding stock) of First Golden.

LINE OF CREDIT: Golden American maintains a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under the current agreement, which became effective December 1, 1996 and expires on December 31, 1997, Golden American can borrow up to $25,000,000. Interest on any borrowings is charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. The Company incurred interest expense of $165,000 during the third quarter and $279,000 during the first nine months of 1997 under this agreement. At September 30, 1997, $16,960,000 was outstanding under this agreement.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At September 30, 1997, Golden American had reinsurance treaties with 5 unaffiliated reinsurers covering a significant portion of the mortality risks under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. At September 30, 1997, the Company has a net payable of $4,000 for reserve credits, reinsurance claims or other receivables from these reinsurers comprised of $199,000 for claims recoverable from reinsurers and a payable of $203,000 for reinsurance premiums. Included in the accompanying financial statements are net considerations to reinsurers of $467,000 during the third quarter and $1,318,000 for the first nine months of 1997 ($467,000 and $600,000 for the periods August 14, 1996 through September 30, 1996 and for January 1, 1996 through August 13, 1996, respectively). Also included in the accompanying financial statements are net policy benefits of $142,000 during the third quarter and $571,000 for the first nine months of 1997 ($206,000 and $1,267,000 for the periods August 14, 1996 through September 30, 1996 and for January 1, 1996 through August 13, 1996, respectively).

Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty which resulted in other income of $430,000 in 1997.

INVESTMENT COMMITMENTS: At September 30, 1997, outstanding commitments to fund mortgage loans on real estate totaled $9,175,000.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums levels as well as its potential for premium tax offset. The Company has established a reserve to cover such assessments and regularly reviews information regarding known failures and revises its estimates of future guaranty fund assessments. Accordingly, the Company accrued and charged to expense an additional $135,000 for the third quarter and $417,000 for the first nine months of 1997. At September 30, 1997, the Company has an undiscounted reserve of $1,188,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $22,000 for assessments paid which may be recoverable through future premium tax offsets. The Company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments, based upon previous premium levels, and known insolvencies at this time.

LITIGATION: The Company is not involved in any legal proceeding as of the date of this report.

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio (see Note 2 for further information). The Company's asset growth, net investment income and cash flow are primarily generated from the sale of variable products and associated future policy benefits and separate account liabilities. A significant portion of the Company's sales are generated by six broker/dealers. Substantial changes in tax laws that would make these products less attractive to consumers, extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed, could cause a severe impact to the Company's financial condition.

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

The purchase price was allocated to the three companies purchased - BT Variable, DSI, and Golden American. Goodwill of $41,113,000 was established for the excess of the acquisition cost over the fair value of the assets and liabilities and pushed down to Golden American. The acquisition cost was preliminary with respect to the final settlement of taxes with Bankers Trust and estimated expenses. At June 30, 1997, goodwill was increased by $1,848,000 to adjust the value of a receivable existing at the acquisition date. The allocation of the purchase price to Golden American was approximately $139,872,000. Goodwill resulting from the acquisition is being amortized over 25 years on a straight line basis. The carrying value will be reviewed periodically for any indication of impairment in value.

PREMIUMS

                           POST-ACQUISITION         COMBINED    PRE-ACQUISITION
                    _____________________________ _____________ ________________
                                  |For the Period| Nine Months | For the Period
                     Nine Months  |  August 14,  |    ended    |   January 1,
                        ended     | 1996 through |September 30,|  1996 through
                    September 30, |September 30, |    1996     |   August 13,
                         1997     |     1996     |  Combined   |      1996
__________________________________|______________|_____________|________________
                                  |    (Dollars in thousands)  |
                                  |              |             |
Variable annuity                  |              |             |
 premiums:                        |              |             |
  Separate account       $149,726 |      $13,911 |    $140,930 |       $127,019
  Fixed account           228,524 |       16,075 |     147,428 |        131,353
                    ______________|______________|_____________|________________
Total variable annuity            |              |             |
 premiums                 378,250 |       29,986 |     288,358 |        258,372
Variable life                     |              |             |
 premiums                  13,639 |        1,451 |      11,957 |         10,506
                    ______________|______________|_____________|________________
Total premiums           $391,889 |      $31,437 |    $300,315 |       $268,878
                    ============================================================

Variable annuity separate account and variable life premiums increased 6.2% and 14.1%, respectively, during the first nine months of 1997. The fixed account portion of the Company's variable annuity premiums increased 55.0% during the first nine months of 1997 due to the Company's marketing emphasis on fixed rates during the second and third quarters of 1997. Premiums, net of reinsurance, for variable products from six significant sellers totaled $299,200,000 or 76% of total premiums for the first nine months of 1997.
















REVENUES

                        POST-ACQUISITION           COMBINED    PRE-ACQUISITION
                 ______________________________ ______________ ________________
                               |For the Period | Nine Months  | For the Period
                  Nine Months  |  August 14,   |    ended     |   January 1,
                     ended     | 1996 through  |September 30, |  1996 through
                 September 30, | September 30, |     1996     |   August 13,
                      1997     |     1996      |   Combined   |      1996
_______________________________|_______________|______________|________________
                               |    (Dollars in thousands)    |
                               |               |              |
Annuity and                    |               |              |
 interest sensi-               |               |              |
 tive life                     |               |              |
 product charges       $15,937 |        $2,397 |      $14,656 |        $12,259
Management fee                 |               |              |
 revenue                 2,014 |           280 |        1,670 |          1,390
Net investment                 |               |              |
 income                 18,955 |         1,656 |        6,646 |          4,990
Realized gains                 |               |              |
 (losses) on                   |               |              |
 investments                58 |            -- |         (420)|           (420)
Other income               427 |           143 |          213 |             70
                 ______________|_______________|______________|________________
                       $37,391 |        $4,476 |      $22,765 |        $18,289
                 ==============================================================

Total revenues increased 64.3% in the first nine months of 1997. Annuity and interest sensitive life product charges increased 8.7% in the first nine months of 1997 due to additional fees earned from the increasing block of business under management in the Separate Accounts and an increase in the collection of surrender charges.

Golden American provides certain managerial and supervisory services to DSI. This fee, calculated as a percentage of average assets in the variable separate accounts, was $2,014,000 for the first nine months of 1997 ($280,000 and $1,390,000 for the periods August 14, 1996 through September 30, 1996 and January 1, 1996 through August 13, 1996, respectively).

Net investment income increased 185.2% in the first nine months of 1997 due to the increase in invested assets. The company had $58,000 of realized gains on the sale of investments in the first nine months of 1997, compared a loss of $420,000 in the same period of 1996.

Other income increased 100.8% in the first nine months of 1997 primarily as a result of increased income from a modified coinsurance agreement with an unaffiliated reinsurer.

EXPENSES

Total insurance benefits and expenses increased $14,612,000, or 70.9%, to $35,221,000 in the first nine months of 1997. Interest credited to account balances increased $10,861,000, or 181.7% to $16,840,000 in the first nine months of 1997 as a result of higher account balances associated with the Company's fixed account option within its variable products. Benefit claims incurred in excess of account balances decreased $772,000, or 86.8%, to $118,000 in the first nine months of 1997.

Commissions increased $4,656,000 or 24.9%, to $23,323,000, in the first nine months of 1997. Insurance taxes increased $308,000 or 22.3%, to $1,693,000, in the first nine months of 1997. Increases and decreases in commissions and insurance taxes are generally related to changes in the level of variable product sales. Insurance taxes are impacted by several other factors as well as the level of variable product sales. These factors include an increase in FICA taxes primarily due to bonuses and an increase in state licenses and fees. Most costs incurred as the result of new sales have been deferred, thus having very little impact on earnings.

General expenses increased $613,000 or 5.6%, to $11,552,000, in the first nine months of 1997. The Company uses a network of wholesalers to distribute its products and the salaries of these wholesalers are included in general expenses. The portion of these salaries and related expenses which vary with sales production levels are deferred, thus having little impact on earnings. Management expects general expenses to continue to increase in 1997 as a result of the emphasis on expanding the salaried wholesaler distribution network and certain expenses associated with the merger occurring on October 24, 1997.

The Company's deferred policy acquisition costs ("DPAC"), previous balance of present value of in force acquired ("PVIF") and unearned revenue reserve were eliminated as of the purchase date, and an asset of $85,796,000 representing the PVIF was established for all policies in force at the acquisition date. The amortization of PVIF and DPAC increased $1,420,000, or 31.7%, in the first nine months of 1997. During the second quarter of 1997, PVIF was unlocked by $2,293,000 to reflect narrower current spreads than the gross profit model assumed. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, amortization of PVIF is expected to be approximately $2,300,000 for the remainder of 1997, $10,100,000 in 1998, $9,600,000 in 1999, $8,300,000 in 2000, $7,200,000 in
2001 and $6,100,000 in 2002. Actual amortization may vary based upon changes in assumptions and experience. The elimination of the unearned revenue reserve, related to in force acquired at the acquisition date, will result in lower annuity and interest sensitive life product charges compared to pre-acquisition levels on the in force acquired.

Amortization of goodwill during the first nine months of 1997 totaled $1,261,000. Goodwill resulting from the acquisition is being amortized on a straight-line basis over 25 years and is expected to approximate $1,645,000 annually.

Interest expense on the surplus note issued in December 1996, was $1,548,000, in the first nine months of 1997. The Company also paid $279,000 in the first nine months of 1997 to Equitable for interest on the line of credit.

INCOME

Net income for the first nine months of 1997 was $342,000, a decrease of $3,130,000, or 90.2%, from the same period of 1996.

FINANCIAL CONDITION
___________________

INVESTMENTS

The financial statement carrying value of the Company's total investment portfolio grew 46.0% in the first nine months of 1997. The amortized cost basis of the Company's total investment portfolio grew 44.8% during the same period. All of the Company's investments, other than mortgage loans, are carried at fair value in the Company's financial statements. As such, growth in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity and equity securities as well as growth in the cost basis of these securities. Growth in the cost basis of the Company's investment portfolio resulted from the investment of premiums from the sale of the Company's fixed account option. The Company manages the growth of its insurance operations in order to maintain adequate capital ratios.

To support the fixed account option of the Company's variable insurance products, cash flow was invested primarily in fixed maturity securities and mortgage loans. At September 30, 1997, the Company's investment portfolio at amortized cost was $455,843,000 with a yield of 7.1% and carrying value of $460,115,000.

FIXED MATURITY SECURITIES: At September 30, 1997, the company had fixed maturities with an amortized cost of $384,765,000 and an estimated fair value of $389,172,000. The ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") to the individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities comprising U.S. governments, agencies and AAA to BBB- corporates ($340,910,000 or 88.6%), and below investment grade securities BB+ to BB- ($41,101,000 or 10.7%). Securities not rated by Standard & Poor's had an NAIC rating of 1 or 3 ($2,754,000 or 0.7%).

The Company classifies 100% of its securities as available for sale. On September 30, 1997, fixed income securities with an amortized cost of $384,765,000 and an estimated fair value of $389,172,000 were designated as available for sale. Net unrealized appreciation of fixed maturity securities of $4,407,000 was comprised of gross appreciation of $4,645,000 and gross depreciation of $238,000. Unrealized holding gains on these securities, net of adjustments to deferred policy acquisition costs, present value of in force acquired and deferred income taxes, increased stockholder's equity by $2,025,000 at September 30, 1997.

The Company began investing in below investment grade securities during 1996. At September 30, 1997, the amortized cost value of the Company's total investment in below investment grade securities was $38,951,000, or 8.5%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of its investment portfolio. At September 30, 1997, the yield at amortized cost on the Company's below investment grade portfolio was 8.7% compared to 6.8% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $39,813,000, or 102.2% of amortized cost value, at September 30, 1997.

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

During the first nine months of 1997, fixed maturity securities designated as available for sale with a combined amortized cost of $23,792,000 were called or repaid by their issuers. In total, net pre-tax gains from sales, calls and repayments of fixed maturity investments amounted to $58,000 in the first nine months of 1997.

At September 30, 1997, no fixed maturity securities were deemed to have impairments in value that are other than temporary. The Company's fixed maturity investment portfolio had a combined yield at amortized cost of 7.1% at September 30, 1997.

EQUITY SECURITIES:    At September 30, 1997, the Company owned equity
securities with a combined cost of $4,901,000 and an estimated fair value of $4,766,000. Gross unrealized depreciation of equity securities totaled $135,000. Equity securities are primarily comprised of the Company's investment in shares of the mutual funds underlying the Company's registered separate accounts.

MORTGAGE LOANS: Mortgage loans represent 14.1% of the Company's investment portfolio. Mortgages outstanding were $64,500,000 at September 30, 1997, with an estimated fair value of $66,514,000. The Company's mortgage loan portfolio includes 39 loans with an average size of $1,654,000 and average seasoning of
1.2 years if weighted by the number of loans, and .5 years if weighted by mortgage loan carrying values. The Company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At September 30, 1997, the yield on the Company's mortgage loan portfolio was 7.8%.

At September 30, 1997, no mortgage loans were delinquent by 90 days or more. The Company does not expect to incur material losses from its mortgage loan portfolio. The Company's loan investment strategy is consistent with other life insurance subsidiaries of its ultimate parent, Equitable. Equitable has experienced a historically low default rate in its mortgage loan portfolio and has been able to recover 100.8% of the principal amount of problem mortgages resolved in the last three years.

At September 30, 1997, the Company had no investments in default. The Company estimates its total investment portfolio, excluding policy loans, had a fair value approximately equal to 101.4% of its amortized cost value for accounting purposes at September 30, 1997.



OTHER ASSETS

Accrued investment income increased $2,762,000 during the first nine months of 1997 due to an increase in the overall size of the portfolio resulting from the investment of premiums allocated to the fixed account option of the Company's variable products.

The Company's DPAC and previous balance of PVIF were eliminated as of the purchase date, and an asset representing the PVIF was established for all policies in force at the acquisition date. PVIF is amortized into income in proportion to the expected gross profits of the in force acquired in a manner similar to DPAC amortization. Any expenses which vary with the sales of the Company's products are deferred and amortized. At September 30, 1997, the Company had DPAC and PVIF balances of $34,638,000 and $78,156,000, respectively.

Goodwill totaling $41,113,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the acquisition date. At June 30, 1997, goodwill was increased by $1,848,000 to adjust the value of a receivable existing at the acquisition date. Amortization of goodwill through September 30, 1997, was $1,261,000.

At September 30, 1997, the Company had $1,539,859,000 of separate account assets compared to $1,207,247,000 at December 31, 1996. The increase in separate account assets is due to growth in sales of the Company's variable annuity and variable life separate account products.

At September 30, 1997, the Company had total assets of $2,194,532,000, a 30.8% increase from December 31, 1996.

LIABILITIES

In conjunction with the volume of variable insurance sales, the Company's total liabilities increased $513,496,000, or 33.4%, during the first nine months of 1997 and totaled $2,050,911,000 at September 30, 1997. Future policy benefits for annuity and interest sensitive life products increased $155,154,000, or 54.4%, to $440,441,000 reflecting premium growth in the Company's fixed account option of its variable products. Premium growth, net of redemptions and market appreciation also accounted for the $332,612,000, or 27.6%, increase in separate account liabilities to $1,539,859,000 at September 30, 1997.

On December 17, 1996, Golden American issued a $25,000,000, 8.25% surplus note to Equitable. The note matures on December 17, 2026. During the nine months ended September 30, 1997, Golden American made interest payments totaling $1,548,000. On December 17, 1996, Golden American contributed the $25,000,000 to First Golden, acquiring 200,000 shares of common stock (100% of shares outstanding) of First Golden.

Golden American maintains a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under the current agreement, which became effective December
1, 1996 and expires on December 31, 1997, Golden American can borrow up to $25,000,000. Interest on any borrowings is charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. The Company incurred interest expense of $279,000 during the first nine months of 1997 under this agreement. At September 30, 1997, $16,960,000 was outstanding under this agreement.

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

The Company's home office operations are currently housed in a leased location in Wilmington, Delaware and a leased location in New York, New York. The Company intends to spend $1,200,000 on capital needs during 1997.

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

LINE OF CREDIT: Golden American maintains a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. The maximum borrowing allowed under this facility is $25,000,000 expiring on December 31, 1997. At September 30, 1997, $16,960,000 was outstanding under this agreement.

YEAR 2000 PROJECT: The Company has studied its computer software and hardware to determine its exposure to the change of the century date issue (year 2000 date problem). The only system affected by this issue is a system maintained by an affiliate who will incur the related costs.

MERGER: On October 23, 1997, Equitable of Iowa Companies ("Equitable") shareholders approved the Agreement and Plan of Merger ("Merger Agreement") dated as of July 7, 1997, among Equitable, PFHI Holdings, Inc. ("PFHI"), and ING Groep N.V ("ING"). On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable pursuant to the Merger Agreement. PFHI is a wholly-owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owns all the outstanding capital stock of Equitable Life Insurance Company of Iowa and Golden American Life Insurance Company and their wholly-owned subsidiaries. Equitable also owns all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc., Directed Services, Inc., Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. In exchange for the outstanding capital stock of Equitable, ING will pay total consideration of approximately $2,200,000,000 in cash and stock plus the assumption of approximately $400,000,000 in debt according to the Merger Agreement. As a result of the merger, Equitable of Iowa Companies was merged into PFHI which was simultaneously renamed
Equitable of Iowa Companies, Inc.

ACCOUNTING TREATMENT: The merger will be accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities for Equitable and its subsidiaries as of the date of the merger. The excess of the total acquisition cost over the fair value of the net assets acquired will be recorded as goodwill.




































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
































                         PART II.  OTHER INFORMATION

Item 2-4. CHANGES IN SECURITIES, DEFAULTS UPON SENIOR SECURITIES AND SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Information called for by items 2 through 4 of this part is omitted pursuant to General Instruction H(2)(b) of Form 10Q.

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



DATE:  November 13, 1997               GOLDEN AMERICAN LIFE INSURANCE COMPANY





                                       By /s/  Paul E. Larson
                                               ______________________________
                                       Executive Vice President, CFO and
                                       Assistant Secretary
                                       (Principal Financial Officer)



                                       By /s/  David A. Terwilliger
                                               ______________________________
                                       Vice President, Controller,
                                       Assistant Treasurer and
                                       Assistant Secretary
                                       (Principal Accounting Officer)































                                   INDEX

                            Exhibits to Form 10-Q
                     Nine Months ended September 30, 1997
                    GOLDEN AMERICAN LIFE INSURANCE COMPANY

2    PLAN OF ACQUISITION
     (a) Stock Purchase Agreement dated as of May 3, 1996, between Equitable and Whitewood Properties Corp.

     (b) Agreement and Plan of Merger dated as of July 7, 1997 among ING Groep N.V., PFHI Holdings, Inc., and Equitable (incorporated by reference from Exhibit 2 in Equitable's From 8-K filed July 11,
             1997)

3    ARTICLES OF INCORPORATION AND BY-LAWS
     (a) Articles of Incorporation of Golden American Life Insurance Company ("Registrant") (incorporated by reference from Post-Effective Amendment No. 17 to Registrant's Registration Statement of Form N-4 filed with the Securities and Exchange Commission ("the SEC") on May 2, 1994 (File No. 33-23351))

     (b)(i) By-laws of Golden American Life Insurance Company (incorporated by reference from the Registrant's initial Registration Statement on Form N-4 filed with the SEC on July 27, 1988
             (File No. 33-23351))

       (ii) By-laws of Golden American Life Insurance Company, as amended (incorporated by reference from Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form N-4 filed with the SEC on May 2, 1991 (File No. 33-23351))

      (iii) Certificate of Amendment of the By-laws of MB Variable Life Insurance Company, as amended (incorporated by reference from Registrant's Registration Statement on Form N-3 filed with the SEC on August 19, 1992 (File No. 33-51028))

       (iv) By-laws of Golden American Life Insurance Company, as amended (12/21/93) (incorporated by reference from Post-Effective Amendment No. 17 to Registrant's Registration Statement filed with the SEC on May 2, 1994 (File No. 33-23351))

4    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
     (a) Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about February 13, 1995 (File No. 33-87272))

     (b) Discretionary Group Deferred Combination Variable and Fixed Annuity Contract Application (incorporated by reference from
             Exhibit 4(b) to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about February 13, 1995 (File No. 33-87272))

     (c) Individual Deferred Combination Variable and Fixed Annuity Application (incorporated by reference from Exhibit 4(c) to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about February 13, 1995 (File No. 33-87272))
                                   INDEX

                           Exhibits to Form 10-Q
                    Nine Months ended September 30, 1997
                    GOLDEN AMERICAN LIFE INSURANCE COMPANY

     (d) Group Deferred Combination Variable and Fixed Annuity Enrollment Form (incorporated by reference from Exhibit 4(d) to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about February 13, 1995 (File No. 33-87272))

     (e) Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(e) to Amendment No. 4 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about May 1, 1996
             (File No. 33-87272))

     (f) Discretionary Group Deferred Combination Variable Annuity Contract (incorporated by reference from Exhibit 4(f) to Amendment No.4 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about May 1, 1996
             (File No. 33-87272))

     (g) Individual Deferred Combination Variable Annuity Contract (incorporated by reference from Exhibit 4(g) to Amendment No. 4 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about May 1, 1996 (File No. 33-87272))

     (h) Individual Deferred Combination Variable and Fixed Annuity Application (incorporated by reference from Exhibit 4(k) to Amendment No. 4 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about May 1, 1996
             (File No. 33-87272))

     (i) Group Deferred Combination Variable and Fixed Annuity Enrollment Form (incorporated by reference from Exhibit 4(l) to Amendment No. 4 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about May 1, 1996 (File No. 33-87272))

     (j) Individual Deferred Variable Annuity Application (incorporated by reference from Exhibit 4(m) to Amendment No. 4 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about May 1, 1996 (File No. 33-87272))

27   FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)