Form 10-K
period 1997-12-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1998-03-30
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997.

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

As of March 27, 1998, 250,000 shares of Common Stock, $10 Par Value, are issued and outstanding.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT.

DOCUMENTS INCORPORATED BY REFERENCE





PART I
ITEM 1. BUSINESS

OVERVIEW

Golden American Life Insurance Company ("Golden American"), a wholly owned subsidiary of Equitable of Iowa Companies, Inc., is a stock life insurance company organized under the laws of the State of Delaware. Golden American offers variable insurance products and is authorized to do business in the District of Columbia and all states except New York. Golden American's wholly owned life insurance subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Company"), became licensed as a life insurance company under the laws of the State of New York on January 2, 1997 and the State of Delaware on December 23, 1997, and has since received regulatory product approvals to sell insurance products in these states. See Note 9 of the financial statements for further information regarding related party transactions.

On October 24, 1997, PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") pursuant to the terms of the Agreement and Plan of Merger among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of the merger, Equitable was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC"). Refer to Note 5 of the financial statements for additional information regarding the merger.

PRODUCTS

The Company offers a portfolio of variable products designed to meet customer needs for tax-advantaged methods of saving for retirement and protection from unexpected death. Longer life expectancies, an aging population and growing concern over the stability and availability of the Social Security system have made retirement planning a priority. The target market for all products is individuals and families throughout the United States.

VARIABLE ANNUITIES: Variable annuities are long-term savings vehicles in which Contractholder premiums (purchase payments) are recorded and maintained in a general account or a separate account established as a registered unit investment trust. The Company offers seven variable annuity products. Funds on deposit in the Company's variable annuity fixed and separate accounts at December 31, 1997 totaled $488.4 million and $1.6 billion respectively.

Variable annuities provide the Company with fee based revenues including charges for mortality and expense risk, contract administration and surrender charges which are charged to the Contractholder's account. In addition, some contracts provide for a distribution fee collected for a limited number of years after each premium deposit.

VARIABLE LIFE INSURANCE PRODUCTS: Variable life products are fund-linked life products wherein the Contractholder accepts the investment risk in exchange for the potential of a higher rate of return. The Company offers two variable life products. Funds on deposit in the variable life separate and general accounts at December 31, 1997 totaled $49.2 million. Variable life insurance provides fee based revenues to the Company from product charges for mortality and expense risk, cost of insurance, contract administration, surrender charges and distribution fees.


MARKETING AND DISTRIBUTION

The Company continued to expand its distribution systems during 1997. Broad-based distribution networks are key to realizing a growing share of the retirement savings marketplace. The principal distributors of the Company's variable products include national and regional stock brokerage firms, life insurance companies with captive agency sales forces and independent NASD firms with licensed registered representatives.

MARKETING OPPORTUNITIES: In January 1997, the Company received a certificate of authority to do business in New York by establishing First Golden American Life Insurance Company of New York. The New York marketing effort began with sales of variable products. Entry into this market provides considerable growth opportunities for the Company. In addition, as a result of the merger with ING, growth opportunities exist by utilizing ING's owned broker/dealer network and developing cross-selling agreements with affiliated companies.

BUSINESS ENVIRONMENT

The current business and regulatory environment remains challenging for the insurance industry. The variable annuity competitive environment is intense and is dominated by a number of large variable product companies with strong distribution, name recognition and wholesaling capabilities. Increasing competition from traditional insurance carriers as well as banks and mutual fund companies offers consumers many choices. However, overall demand for variable products remains strong for several reasons including: strong stock market performance over the last 4 years; relatively low interest rates; an aging U.S. population that is increasingly concerned about retirement and estate planning, as well as maintaining their standard of living in retirement; potential reductions in government and employer-provided benefits at retirement as well as lower public confidence in the adequacy of those benefits.

REGULATION

The Company's life insurance operations are conducted in a highly regulated environment. Both Golden American and First Golden are subject to the insurance laws of the state in which each is organized and of the other jurisdictions in which they transact business. The primary regulator of the Golden American insurance operations is the Commissioner of Insurance for the State of Delaware. First Golden is subject to the regulation of the Superintendent of Insurance for the State of New York. See Item 7, Management's Discussion and Analysis of Financial Condition.

ITEM 2. PROPERTIES

The Company's business operations are performed in leased facilities located at 1001 Jefferson Street, Wilmington, Delaware and 230 Park Avenue in New York, New York. Property and equipment primarily represent leasehold improvements, office furniture and equipment and capitalized computer software and are not considered to be significant to the Company's overall operations. Property and equipment are reported at cost less allowances for depreciation.

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


PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The Registrant is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. There is no public trading market for the Registrant's common stock.

Golden American is required to maintain a minimum total statutory-basis capital and surplus of not less than $5 million under the provisions of the insurance laws of certain states in which it is presently licensed to sell insurance products. The ability of Golden American to pay dividends to its parent is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During 1998, Golden American cannot pay dividends to its parent without prior approval of statutory authorities. Golden American did not pay common stock dividends during 1997 or 1996.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholders unless a notice of its intention to declare a dividend and amount of the dividend has been filed not less than thirty days in advance of the proposed declaration. The superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing should the superintendent find that the financial condition of First Golden does not warrant the distribution. First Golden did not pay common stock dividends during 1997 or 1996.

ITEM 6. SELECTED FINANCIAL DATA

Information called for by this item is omitted pursuant to General Instruction I. (2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze the Company's consolidated results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources has also been provided. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of Golden American Life Insurance Company ("Golden American") and its wholly owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Company").

RESULTS OF OPERATIONS
_____________________

MERGER

On October 23, 1997, Equitable of Iowa Companies ("Equitable") shareholders approved the Agreement and Plan of Merger ("Merger Agreement") dated as of July 7, 1997, among Equitable, PFHI Holdings, Inc. ("PFHI"), and ING Groep N.V. ("ING"). On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable pursuant to the Merger Agreement. PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn owned all the outstanding capital stock of Equitable Life Insurance Company of Iowa ("Equitable Life") and Golden American and their wholly owned subsidiaries. Equitable also owned all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc., Directed Services, Inc. ("DSI"), Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. In exchange for the outstanding capital stock of Equitable, ING paid total consideration of approximately $2.1 billion in cash and stock plus the assumption of approximately $400 million in debt according to the Merger Agreement. As a result of the merger, Equitable of Iowa Companies was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC" or "Parent"), a Delaware corporation.

For financial statement purposes, the change in control of the Company through the ING merger with EIC, was accounted for as a purchase effective October 25, 1997. This merger resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at that date. As a result, the Company's financial statements for the period subsequent to October 24, 1997, are presented on the Post-Merger new basis of accounting.

The purchase price was allocated to the companies mentioned previously. Goodwill of $1.4 billion was established for the excess of the merger cost over the fair value of the assets and liabilities of EIC with $151.1 million pushed down to the Company. The allocation of the purchase price to the Company was $227.5 million. The cost of the acquisition is preliminary as it relates to estimated expenses, and as a result, the allocation of the purchase price to the Company may change. Goodwill resulting from the merger is being amortized over 40 years on a straight-line basis. The carrying value will be reviewed periodically for any indication of impairment in value.

CHANGE IN CONTROL - ACQUISITION

On August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") and its wholly owned subsidiaries Golden American and DSI. Subsequent to the acquisition, the BT Variable, Inc. name was changed to EIC Variable, Inc. On April 30, 1997, EIC Variable, Inc. was liquidated and its investments in Golden American and DSI were transferred to Equitable while the remainder of its net assets were contributed to Golden American. On December 30, 1997, EIC Variable, Inc. was dissolved.

For financial statement purposes, the change in control of Golden American through the acquisition of BT Variable was accounted for as a purchase acquisition effective August 14, 1996. This acquisition resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at that date. As a result, the Company's financial statements for the period August 14, 1996 through October 24, 1997, are presented on the Post-Acquisition basis of accounting and for August 13, 1996 and prior periods are presented on the Pre-Acquisition basis of accounting.

The purchase price was allocated to the three companies purchased - BT Variable, DSI, and Golden American. Goodwill of $41.1 million was established for the excess of the acquisition cost over the fair value of the assets and liabilities and pushed down to Golden American. The acquisition cost was preliminary with respect to the final settlement of taxes with Bankers Trust Company and estimated expenses. At June 30, 1997, goodwill was increased by $1.8 million to adjust the value of a receivable existing at that date. The allocation of the purchase price to Golden American was approximately $139.9 million. Goodwill resulting from the acquisition was being amortized over 25 years on a straight-line basis.

The following analysis combines Post-Merger and Post-Acquisition activity for 1997 and Post-Acquisition and Pre-Acquisition activity for 1996 for comparison purposes. Such a comparison does not recognize the impact of the purchase accounting and goodwill amortization except for the periods after August 13, 1996.

PREMIUMS

                          POST-MERGER           COMBINED       POST-ACQUISITION
                      __________________________________________________________
                          For the period |      For the year |   For the period
                        October 25, 1997 |             ended |  January 1, 1997
                                 through | December 31, 1997 |          through
                       December 31, 1997 |          Combined | October 24, 1997
_________________________________________| __________________| _________________
                                          (Dollars in millions)
                                         |                   |
Variable annuity                         |                   |
 premiums:                               |                   |
 Separate account                 $111.0 |            $291.2 |           $180.2
 Fixed account                      60.9 |             318.0 |            257.1
                      ___________________| __________________| _________________
                                   171.9 |             609.2 |            437.3
Variable life premiums               1.2 |              15.6 |             14.4
                      ___________________| __________________| _________________
Total premiums                    $173.1 |            $624.8 |           $451.7
                      ==========================================================

                       POST-ACQUISITION         COMBINED        PRE-ACQUISITION
                      __________________________________________________________
                          For the period |      For the year |   For the period
                         August 14, 1996 |             ended |  January 1, 1996
                                 through | December 31, 1996 |          through
                       December 31, 1996 |          Combined |  August 13, 1996
_________________________________________| __________________| _________________
                                          (Dollars in millions)
                                         |                   |
Variable annuity                         |                   |
 premiums:                               |                   |
 Separate account                  $51.0 |            $182.4 |           $131.4
 Fixed account                     118.3 |             245.3 |            127.0
                      ___________________| __________________| _________________
                                   169.3 |             427.7 |            258.4
Variable life premiums               3.6 |              14.1 |             10.5
                      ___________________| __________________| _________________
Total premiums                    $172.9 |            $441.8 |           $268.9
                      ==========================================================



Variable annuity separate account and variable life premiums increased 59.6% and 10.1%, respectively in 1997. During 1997, stock market returns, a relatively low interest rate environment and flat yield curve have made returns provided by variable annuities and mutual funds more attractive than fixed rate products such as certificates of deposits and fixed annuities. The fixed account portion of the Company's variable annuity premiums increased 29.7% in 1997 due to the Company's marketing emphasis on fixed rates during the second and third quarters. Premiums, net of reinsurance, for variable products from six significant broker/dealers for the year ended December 31, 1997, totaled $445.3 million, or 71% of premiums ($298.0 million or 67% from two significant broker/dealers for the year ended December 31, 1996).

REVENUES

                          POST-MERGER          COMBINED        POST-ACQUISITION
                      __________________________________________________________
                          For the period |      For the year|    For the period
                        October 25, 1997 |             ended|   January 1, 1997
                                 through | December 31, 1997|           through
                       December 31, 1997 |          Combined|  October 24, 1997
_________________________________________| _________________| __________________
                                          (Dollars in millions)
                                         |                  |
Annuity and interest                     |                  |
 sensitive life                          |                  |
 product charges                    $3.8 |            $22.1 |             $18.3
Management fee revenue               0.5 |              2.8 |               2.3
Net investment income                5.1 |             26.8 |              21.7
Realized gains (losses)                  |                  |
 on investments                       -- |              0.1 |               0.1
Other income                         0.3 |              0.7 |               0.4
                      ___________________| _________________| __________________
                                    $9.7 |            $52.5 |             $42.8
                      ==========================================================

                       POST-ACQUISITION        COMBINED        PRE-ACQUISITION
                      __________________________________________________________
                          For the period |      For the year|    For the period
                         August 14, 1996 |             ended|   January 1, 1996
                                 through | December 31, 1996|           through
                       December 31, 1996 |          Combined|   August 13, 1996
_________________________________________| _________________| __________________
                                          (Dollars in millions)
                                         |                  |
Annuity and interest                     |                  |
 sensitive life                          |                  |
 product charges                    $8.8 |            $21.0 |             $12.2
Management fee revenue               0.9 |              2.3 |               1.4
Net investment income                5.8 |             10.8 |               5.0
Realized gains (losses)                  |                  |
 on investments                       -- |             (0.4)|              (0.4)
Other income                         0.5 |              0.6 |               0.1
                      ___________________| _________________| __________________
                                   $16.0 |            $34.3 |             $18.3
                      ==========================================================

Total revenues increased 53.3%, or $18.2 million, to $52.5 million in 1997. Annuity and interest sensitive life product charges increased 5.2%, or $1.1 million in 1997 due to additional fees earned from the increasing block of business under management in the Separate Accounts and an increase in the collection of surrender charges.

Golden American provides certain managerial and supervisory services to DSI. This fee, calculated as a percentage of average assets in the variable separate accounts, was $2.8 million for 1997 and $2.3 million for 1996.

Net investment income increased 148.3%, or $16.0 million, to $26.8 million in 1997 from $10.8 million in 1996 due to growth in invested assets. During 1997, the Company had net realized gains on the disposal of investments, which were the result of voluntary sales, of $0.1 million compared to net realized losses of $0.4 million in 1996.

EXPENSES

                           POST-MERGER         COMBINED       POST-ACQUISITION
                        _______________________________________________________
                           For the period|      For the year|   For the period
                         October 25, 1997|             ended|  January 1, 1997
                                  through| December 31, 1997|          through
                        December 31, 1997|          Combined| October 24, 1997
_________________________________________| _________________| _________________
                                          (Dollars in millions)
                                         |                  |
Insurance benefits                       |                  |
 and expenses:                           |                  |
 Annuity and interest                    |                  |
  sensitive life benefits:               |                  |
  Interest credited to                   |                  |
   account balances                 $7.4 |            $26.7 |            $19.3
  Benefit claims incurred                |                  |
   in excess of account                  |                  |
   balances                           -- |              0.1 |              0.1
 Underwriting, acquisition               |                  |
  and insurance expenses:                |                  |
  Commissions                        9.4 |             36.3 |             26.9
  General expenses                   3.4 |             17.3 |             13.9
  Insurance taxes                    0.5 |              2.3 |              1.8
  Policy acquisition costs               |                  |
   deferred                        (13.7)|            (42.7)|            (29.0)
  Amortization:                          |                  |
   Deferred policy                       |                  |
    acquisition costs                0.9 |              2.6 |              1.7
   Present value of in                   |                  |
    force acquired                   0.9 |              6.1 |              5.2
   Goodwill                          0.6 |              2.0 |              1.4
                        _________________| _________________| _________________
                                    $9.4 |            $50.7 |            $41.3
                        =======================================================






                        POST-ACQUISITION       COMBINED        PRE-ACQUISITION
                        _______________________________________________________
                           For the period|      For the year|   For the period
                          August 14, 1996|             ended|  January 1, 1996
                                  through| December 31, 1996|          through
                        December 31, 1996|          Combined|  August 13, 1996
_________________________________________| _________________| _________________
                                          (Dollars in millions)
                                         |                  |
Insurance benefits                       |                  |
 and expenses:                           |                  |
 Annuity and interest                    |                  |
  sensitive life benefits:               |                  |
  Interest credited to                   |                  |
   account balances                 $5.7 |            $10.1 |             $4.4
  Benefit claims incurred                |                  |
   in excess of account                  |                  |
   balances                          1.3 |              2.2 |              0.9
 Underwriting, acquisition               |                  |
  and insurance expenses:                |                  |
  Commissions                        9.9 |             26.5 |             16.6
  General expenses                   5.9 |             15.3 |              9.4
  Insurance taxes                    0.7 |              1.9 |              1.2
  Policy acquisition costs               |                  |
   deferred                        (11.7)|            (31.0)|            (19.3)
  Amortization:                          |                  |
   Deferred policy                       |                  |
    acquisition costs                0.2 |              2.6 |              2.4
   Present value of in                   |                  |
    force acquired                   2.7 |              3.7 |              1.0
   Goodwill                          0.6 |              0.6 |               --
                        _________________| _________________| _________________
                                   $15.3 |            $31.9 |            $16.6
                        =======================================================

Total insurance benefits and expenses increased 59.3%, or $18.8 million, in 1997 from $31.9 million in 1996. Interest credited to account balances increased 164.4%, or $16.6 million, in 1997 as a result of higher account balances associated with the Company's fixed account option within its variable products.

Commissions increased 37.3%, or $9.8 million, in 1997 from $26.5 million in 1996. Insurance taxes increased 23.3%, or $0.4 million, in 1997 from $1.9 million in 1996. Increases and decreases in commissions and insurance taxes are generally related to changes in the level of variable product sales. Insurance taxes are also impacted by several other factors which include an increase in FICA taxes primarily due to bonuses and an increase in state licenses and fees. Most costs incurred as the result of new sales have been deferred, thus having very little impact on earnings.

General expenses increased 12.6%, or $2.0 million, in 1997 from $15.3 million in 1996 due in part to certain expenses associated with the merger occurring on October 24, 1997. In addition, the Company uses a network of wholesalers to distribute its products and the salaries of these wholesalers are included in general expenses. The portion of these salaries and related expenses which vary with sales production levels are deferred, thus having little impact on earnings. This increase in general expenses was partially offset by reimbursements received from Equitable Life, an affiliate, for certain advisory, computer and other resources and services provided by Golden American. Management expects general expenses to continue to increase in 1998 as a result of the emphasis on expanding the salaried wholesaler distribution network.

During the second quarter of 1997, present value of in force acquired ("PVIF") was unlocked by $2.3 million to reflect narrower current spreads than the gross profit model assumed. The Company's deferred policy acquisition costs ("DPAC"), previous balance of PVIF and unearned revenue reserve, as of the merger date, were eliminated and an asset of $44.3 million representing PVIF was established for all policies in force at the merger date. The amortization of PVIF and DPAC increased $2.4 million, or 37.1%, in 1997. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amoritization for the next five years, relating to the PVIF as of December 31, 1997, is $6.2 million in 1998, $6.0 million in 1999, $5.6 million in
2000, $5.0 million in 2001 and $4.2 million in 2002. Certain expense estimates inherent in the cost of the merger may change resulting in changes of the allocation of the purchase price. If changes occur, the impact could result in changes to PVIF and the related amortization and deferred taxes. Actual amortization may vary based upon changes in assumptions and experience. The elimination of the unearned revenue reserve related to in force acquired at the merger/acquisition dates will result in lower annuity and interest sensitive life product charges compared to pre-merger/pre-acquisition levels.

Amortization of goodwill for the year ended December 31, 1997 totaled $2.0 million compared to $0.6 million for the year ended December 31, 1996. Goodwill resulting from the merger is being amortized on a straight-line basis over 40 years and is expected to total approximately $3.8 million annually.

Interest expense on the $25 million surplus note issued December 1996 was $2.0 million for the year ended December 31, 1997. Interest on any line of credit borrowings was charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. During 1997, the Company paid $0.6 million to Equitable for interest on the line of credit.

NET INCOME

Net income on a combined basis for 1997 was $0.3 million, a decrease of $3.2 million, or 91.4%, from 1996.

FINANCIAL CONDITION
___________________

RATINGS

During 1997, the Company's ratings were upgraded by A.M. Best from A to A+ and by Duff & Phelps from AA to AA+.

INVESTMENTS

The financial statement carrying value and amortized cost basis of the Company's total investments each increased 65.1% in 1997. All of the Company's investments, other than mortgage loans, are carried at fair value in the Company's financial statements. As such, growth in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity and equity securities as well as growth in the cost basis of these securities. Growth in the cost basis of the Company's investment portfolio resulted from the investment of premiums from the sale of the Company's fixed account option and the effect of purchase accounting establishing a new cost basis at market value at the merger date. The Company manages the growth of its insurance operations in order to maintain adequate capital ratios.

To support the fixed account option of the Company's variable insurance products, cash flow was invested primarily in fixed maturity securities and mortgage loans. At December 31, 1997, the Company's investment portfolio at amortized cost was $519.6 million with a yield of 6.7% and carrying value of $520.2 million.

FIXED MATURITY SECURITIES: At December 31, 1997, the Company had fixed maturities with an amortized cost of $413.3 million and an estimated fair value of $414.4 million. The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities ($368.0 million or 89.1%), which include securities issued by the U.S. Government, its agencies and corporations that are rated at least BBB- by Standard & Poor's Rating Services ("Standard & Poor's"), and below investment grade securities ($41.4 million or 10.0%), which are securities issued by corporations that are rated BB+ to B- by Standard & Poor's. Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1, 3 or 4 ($3.9 million or 0.9%).

The Company classifies 100% of its securities as available for sale. Net unrealized appreciation of fixed maturity securities of $1.1 million was comprised of gross appreciation of $1.4 million and gross depreciation of $0.3 million. Net unrealized holding gains on these securities, net of adjustments to DPAC, PVIF and deferred income taxes, increased stockholder's equity by $0.6 million at December 31, 1997.

The Company began investing in below investment grade securities during 1996. At December 31, 1997, the amortized cost value of the Company's total investment in below investment grade securities was $41.4 million, or 8.0%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in such securities to exceed 10% of its investment portfolio. At December 31, 1997, the yield at amortized cost on the Company's below investment grade portfolio was 7.9% compared to 6.3% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $41.3 million, or 99.9% of amortized cost value, at December 31, 1997.

Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other
creditors of the issuer.   Also, issuers of below investment grade securities
usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities. The Company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through careful credit analysis, strict investment policy guidelines, and diversification by company and by industry.

The Company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if its ability to realize its carrying value on any investment has been impaired. For debt and equity securities, if impairment in value is determined to be other than temporary (i.e. if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the security's new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods.

In 1997, fixed maturity securities designated as available for sale with a combined amortized cost of $49.3 million were called or repaid by their issuers. In total, net pre-tax gains from sales, calls and repayments of fixed maturity investments amounted to $0.2 million in 1997.

At December 31, 1997, no fixed maturity securities were deemed to have impairments in value that are other than temporary. The Company's fixed maturity investment portfolio had a combined yield at amortized cost of 6.7% at December 31, 1997.

EQUITY SECURITIES: At December 31, 1997, the Company owned equity securities with a combined cost of $4.4 million and an estimated fair value of $3.9 million. Gross unrealized depreciation of equity securities totaled $0.5 million. Equity securities are comprised primarily of the Company's investment in shares of the mutual funds underlying the Company's registered separate accounts.

MORTGAGE LOANS: Mortgage loans represent 16.4% of the Company's investment portfolio at amoritized cost. Mortgages outstanding were $85.1 million at December 31, 1997 with an estimated fair value of $86.3 million. The Company's mortgage loan portfolio includes 50 loans with an average size of $1.7 million and average seasoning of 1.1 years if weighted by the number of loans, and 1.2 years if weighted by mortgage loan carrying values. The Company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At December 31, 1997, the yield on the Company's mortgage loan portfolio was 7.4%.

At December 31, 1997, no mortgage loans were delinquent by 90 days or more. The Company does not expect to incur material losses from its mortgage loan portfolio. The Company's loan investment strategy is consistent with other life insurance subsidiaries of its ultimate parent, EIC. EIC has experienced a historically low default rate in its mortgage loan portfolio and has been able to recover 95.9% of the principal amount of problem mortgages resolved in the last three years.

At December 31, 1997, the Company had no investments in default. The Company estimates its total investment portfolio, excluding policy loans, had a fair value approximately equal to 100.4% of its amortized cost value for accounting purposes at December 31, 1997.

OTHER ASSETS

Accrued investment income increased $2.3 million during 1997 due to an increase in the overall size of the portfolio resulting from the investment of premiums allocated to the fixed account option of the Company's variable products.

DPAC represents certain deferred costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business subsequent to the merger. The Company's DPAC and previous balance of PVIF, were eliminated as of the merger and acquisition dates, and an asset representing PVIF was established for all policies in force at the merger and acquisition dates. PVIF is amortized into income in proportion to the expected gross profits of the in force acquired in a manner similar to DPAC amortization. At December 31, 1997, the Company had DPAC and PVIF balances of $12.8 million and $43.2 million, respectively.

Goodwill totaling $151.1 million and $41.1 million as adjusted, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger and acquisition dates, respectively. At June 30, 1997, goodwill was increased by $1.8 million to adjust the value of a receivable existing at the acquisition date.

At December 31, 1997, the Company had $1.6 billion of separate account assets compared to $1.2 billion at December 31, 1996. The increase in separate account assets is due to growth in sales of the Company's variable separate account products and market appreciation.

At December 31, 1997, the Company had total assets of $2.4 billion, an increase of 45.8% over total assets at December 31, 1996.

LIABILITIES

In conjunction with the volume of variable insurance sales, the Company's total liabilities increased $681.1 million, or 44.3%, during 1997 and totaled $2.2 billion at December 31, 1997. Future policy benefits for annuity and interest sensitive life products increased $220.0 million, or 77.1%, to $505.3 million reflecting premium growth in the Company's fixed account option of its variable products. Premium growth and market appreciation, net of redemptions, also accounted for the $438.9 million, or 36.4%, increase in separate account liabilities to $1.6 billion at December 31, 1997. As of the merger and acquisition dates, the Company's existing unearned revenue reserves were eliminated. This treatment corresponds with the treatment of PVIF.

Golden American maintained a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under the agreement, which became effective December 1, 1996 and expired on December 31, 1997, Golden American could borrow up to $25 million. At December 31, 1997, $24.1 million was outstanding under this agreement. The outstanding balance was repaid by a capital contribution.

On December 17, 1996, Golden American issued a $25 million, 8.25% surplus note to Equitable which matures on December 17, 2026.

EQUITY

Additional paid-in capital increased $87.6 million, or 63.8% to $225.0 million at December 31, 1997 primarily due to the revaluation of net assets as a result of the merger.

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

The Company's home office operations are currently housed in leased locations in Wilmington, Delaware and New York, New York. The Company intends to spend approximately $5.6 million on capital needs for 1998.

The Company intends to continue growing its operations. Future growth in the Company's operations will require additional capital. The Company believes it will be able to fund the capital required for projected new business primarily with future capital contributions from its Parent. On February 28, 1998, Golden American received a capital contribution from EIC of $18.75 million.

The ability of Golden American to pay dividends to its Parent is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During 1998, Golden American cannot pay dividends to its Parent without prior approval of statutory authorities. The Company has maintained adequate statutory capital and surplus and has not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholders unless a notice of its intention to declare a dividend and amount of the dividend has been filed not less than thirty days in advance of the proposed declaration. The superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing should the superintendent find that the financial condition of First Golden does not warrant the distribution.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the Company has total adjusted capital well above all required capital levels.

YEAR 2000 PROJECT: Based on a study of its computer software and hardware, the Company has determined its exposure to the Year 2000 change of the century date issue. Management believes the Company's systems are or will be substantially compliant by Year 2000 and has engaged external consultants to validate this assumption. Golden American has spent approximately $2,000 in 1997 related to the external consultants' analysis. The projected cost for the external consultants analysis is approximately $130,000 to $170,000. The only system known to be affected by this issue is a system maintained by an affiliate who will incur the related costs to make the system compliant. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, the Company will continue to contact significant customers, suppliers and other third parties. To the extent these third parties would be unable to transact business in the Year 2000 and thereafter, the Company's operations could be adversely affected.

SURPLUS NOTE: On December 17, 1996, Golden American issued a surplus note in the amount of $25 million to Equitable. The note matures on December 17, 2026 and will accrue interest of 8.25% per annum until paid. The note and accrued interest thereon shall be subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made shall be subject to the prior approval of the Delaware Insurance Commissioner. On December 17, 1996, Golden American contributed the $25 million to First Golden acquiring 200,000 shares of common stock (100% of shares outstanding) of First Golden.

RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING America"), a Delaware corporation and affiliate of EIC, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998 and expires on December 31, 2007, Golden American and ING America can borrow up to $65 million from one another.








































CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
_________________________________________________________

Any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the Company's business:

1. Prevailing interest rate levels and stock market performance which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate of the Company's policies, notwithstanding product design features intended to enhance persistency of the Company's products.

2. Changes in the federal income tax laws and regulations which may affect the relative tax advantages of the Company's products.

3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the Company's products.

4. Increasing competition in the sale of the Company's products.

5. Other factors affecting the performance of the Company, including, but not limited to, potential market conduct claims, litigation, insurance industry insolvencies, investment performance of the underlying portfolios of the variable products, variable product design and sales volume by significant sellers of the Company's variable products.































REPORT OF INDEPENDENT AUDITORS
______________________________________________________________________________

The Board of Directors and Stockholder
Golden American Life Insurance Company

We have audited the accompanying consolidated balance sheets of Golden American Life Insurance Company as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the periods from October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, August 14, 1996 through December 31, 1996, and January 1, 1996 through August 13, 1996, and the year ended December 31, 1995. Our audits also included the financial statements schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden American Life Insurance Company at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the periods from October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, August 14, 1996 through December 31, 1996, and January 1, 1996 through August 13, 1996, and the year ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                   s/Ernst & Young LLP


Des Moines, Iowa
February 12, 1998















ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share data)

                                            POST-MERGER      POST-ACQUISITION
                                        ______________________________________
                                         December 31, 1997 | December 31, 1996
                                        ___________________| _________________
                                                           |
ASSETS                                                     |
                                                           |
Investments:                                               |
 Fixed maturities, available for sale,                     |
  at fair value (cost: 1997 - $413,288;                    |
  1996 - $275,153)                                $414,401 |         $275,563
 Equity securities, at fair value                          |
  (cost: 1997 - $4,437; 1996 - $36)                  3,904 |               33
 Mortgage loans on real estate                      85,093 |           31,459
 Policy loans                                        8,832 |            4,634
 Short-term investments                             14,460 |           12,631
                                        ___________________| _________________
Total investments                                  526,690 |          324,320
                                                           |
Cash and cash equivalents                           21,039 |            5,839
                                                           |
Due from affiliates                                    827 |               --
                                                           |
Accrued investment income                            6,423 |            4,139
                                                           |
Deferred policy acquisition costs                   12,752 |           11,468
                                                           |
Present value of in force acquired                  43,174 |           83,051
                                                           |
Current income taxes recoverable                       272 |               --
                                                           |
Deferred income tax asset                           36,230 |               --
                                                           |
Property and equipment, less allowances                    |
 for depreciation of $97 in 1997 and                       |
 $63 in 1996                                         1,567 |              699
                                                           |
Goodwill, less accumulated amortization                    |
 of $630 in 1997 and $589 in 1996                  150,497 |           38,665
                                                           |
Other assets                                           195 |            2,471
                                                           |
Separate account assets                          1,646,169 |        1,207,247
                                        ___________________| _________________
Total assets                                    $2,445,835 |       $1,677,899
                                        ===================| =================






See accompanying notes.
                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                (Dollars in thousands, except per share data)

                                            POST-MERGER      POST-ACQUISITION
                                        ______________________________________
                                         December 31, 1997 | December 31, 1996
                                        ___________________| _________________
                                                           |
LIABILITIES AND STOCKHOLDER'S EQUITY                       |
                                                           |
Policy liabilities and accruals:                           |
 Future policy benefits:                                   |
  Annuity and interest sensitive life                      |
   products                                       $505,304 |         $285,287
  Unearned revenue reserve                           1,189 |            2,063
 Other policy claims and benefits                       10 |               --
                                        ___________________| _________________
                                                   506,503 |          287,350
                                                           |
Deferred income tax liability                           -- |              365
Line of credit with affiliate                       24,059 |               --
Surplus note                                        25,000 |           25,000
Due to affiliates                                       80 |            1,504
Other liabilities                                   16,711 |           15,949
Separate account liabilities                     1,646,169 |        1,207,247
                                        ___________________| _________________
                                                 2,218,522 |        1,537,415
                                                           |
Commitments and contingencies                              |
                                                           |
Stockholder's equity:                                      |
 Common stock, par value $10 per share,                    |
  authorized, issued and outstanding                       |
  250,000 shares                                     2,500 |            2,500
 Additional paid-in capital                        224,997 |          137,372
 Unrealized appreciation (depreciation)                    |
  of securities at fair value                          241 |              262
 Retained earnings (deficit)                          (425)|              350
                                        ___________________| _________________
Total stockholder's equity                         227,313 |          140,484
                                        ___________________| _________________
Total liabilities and stockholder's                        |
 equity                                         $2,445,835 |       $1,677,899
                                        ===================| =================













See accompanying notes.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in thousands)

                                              POST-MERGER     POST-ACQUISITION
                                           ___________________________________
                                              For the period |  For the period
                                            October 25, 1997 | January 1, 1997
                                                     through |         through
                                           December 31, 1997 |October 24, 1997
                                           __________________|________________
                                                             |
                                                             |
Revenues:                                                    |
 Annuity and interest sensitive life                         |
  product charges                                     $3,834 |        $18,288
 Management fee revenue                                  508 |          2,262
 Net investment income                                 5,127 |         21,656
 Realized gains (losses) on investments                   15 |            151
 Other income                                            236 |            426
                                           __________________|________________
                                                       9,720 |         42,783
                                                             |
                                                             |
Insurance benefits and expenses:                             |
 Annuity and interest sensitive life benefits:               |
  Interest credited to account balances                7,413 |         19,276
  Benefit claims incurred in excess of                       |
   account balances                                       -- |            125
 Underwriting, acquisition and insurance                     |
  expenses:                                                  |
  Commissions                                          9,437 |         26,818
  General expenses                                     3,350 |         13,907
  Insurance taxes                                        450 |          1,889
  Policy acquisition costs deferred                  (13,678)|        (29,003)
  Amortization:                                              |
   Deferred policy acquisition costs                     892 |          1,674
   Present value of in force acquired                    948 |          5,225
   Goodwill                                              630 |          1,398
                                           __________________|________________
                                                       9,442 |         41,309
                                                             |
Interest expense                                         557 |          2,082
                                           __________________|________________
                                                       9,999 |         43,391
                                           __________________|________________
Income (loss) before income taxes                       (279)|           (608)
                                                             |
Income taxes                                             146 |         (1,337)
                                           __________________|________________
                                                             |
Net income (loss)                                      ($425)|           $729
                                           ==================|================





See accompanying notes.
                 CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                            (Dollars in thousands)

                                            POST-ACQUISITION   PRE-ACQUISITION
                                           ____________________________________
                                              For the period |  For the period
                                             August 14, 1996 | January 1, 1996
                                                     through |         through
                                           December 31, 1996 | August 13, 1996
                                           __________________| ________________
                                                             |
                                                             |
Revenues:                                                    |
 Annuity and interest sensitive life                         |
  product charges                                     $8,768 |         $12,259
 Management fee revenue                                  877 |           1,390
 Net investment income                                 5,795 |           4,990
 Realized gains (losses) on investments                   42 |            (420)
 Other income                                            486 |              70
                                           __________________| ________________
                                                      15,968 |          18,289
                                                             |
                                                             |
Insurance benefits and expenses:                             |
 Annuity and interest sensitive life benefits:               |
  Interest credited to account balances                5,741 |           4,355
  Benefit claims incurred in excess of                       |
   account balances                                    1,262 |             915
 Underwriting, acquisition and insurance                     |
  expenses:                                                  |
  Commissions                                          9,866 |          16,549
  General expenses                                     5,906 |           9,422
  Insurance taxes                                        672 |           1,225
  Policy acquisition costs deferred                  (11,712)|         (19,300)
  Amortization:                                              |
   Deferred policy acquisition costs                     244 |           2,436
   Present value of in force acquired                  2,745 |             951
   Goodwill                                              589 |              --
                                           __________________| ________________
                                                      15,313 |          16,553
                                                             |
Interest expense                                          85 |              --
                                           __________________| ________________
                                                      15,398 |          16,553
                                           __________________| ________________
Income (loss) before income taxes                        570 |           1,736
                                                             |
Income taxes                                             220 |          (1,463)
                                           __________________| ________________
                                                             |
Net income (loss)                                       $350 |          $3,199
                                           ==================| ================





See accompanying notes.
                  CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                            (Dollars in thousands)

                                                             PRE-ACQUISITION
                                                           __________________
                                                           For the year ended
                                                            December 31, 1995
                                                           __________________

Revenues:
 Annuity and interest sensitive life
  product charges                                                    $18,388
 Management fee revenue                                                  987
 Net investment income                                                 2,818
 Realized gains (losses) on investments                                  297
 Other income                                                             63
                                                           __________________
                                                                      22,553


Insurance benefits and expenses:
 Annuity and interest sensitive life benefits:
  Interest credited to account balances                                1,322
  Benefit claims incurred in excess of
   account balances                                                    1,824
 Underwriting, acquisition and insurance
  expenses:
  Commissions                                                          7,983
  General expenses                                                    12,650
  Insurance taxes                                                        952
  Policy acquisition costs deferred                                   (9,804)
  Amortization:
   Deferred policy acquisition costs                                   2,710
   Present value of in force acquired                                  1,552
   Goodwill                                                               --
                                                           __________________
                                                                      19,189

Interest expense                                                          --
                                                           __________________
                                                                      19,189
                                                           __________________
Income (loss) before income taxes                                      3,364

Income taxes                                                              --
                                                           __________________
Net income (loss)                                                     $3,364
                                                           ==================








See accompanying notes.
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                            (Dollars in thousands)

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

                                              PRE-ACQUISITION
                     __________________________________________________________
Balance at
 January 1, 1995     $2,500   $50,000   $37,086        ($1)     ($79)  $89,506
 Contribution of
  capital                --        --     7,944         --        --     7,944
 Net income              --        --        --         --     3,364     3,364
 Preferred stock
  dividends              --        --        --         --    (3,348)   (3,348)
 Unrealized apprecia-
  tion of securities
  at fair value          --        --        --        659        --       659
                     __________________________________________________________
Balance at
 December 31, 1995    2,500    50,000    45,030        658       (63)   98,125
 Net income              --        --        --         --     3,199     3,199
 Preferred stock
  dividends              --        --        --         --      (719)     (719)
 Unrealized deprecia-
  tion of securities
  at fair value          --        --        --     (1,175)       --    (1,175)
                     __________________________________________________________
Balance at
 August 13, 1996     $2,500   $50,000   $45,030      ($517)   $2,417   $99,430
                     ==========================================================
















See accompanying notes.
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY - CONTINUED
                            (Dollars in thousands)

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

                                              POST-ACQUISITION
                     __________________________________________________________
Balance at
 August 14, 1996     $2,500   $50,000   $87,372         --        --  $139,872
 Contribution of
  preferred stock
  to additional
  paid-in capital        --   (50,000)   50,000         --        --        --
 Net income              --        --        --         --      $350       350
 Unrealized apprecia-
  tion of securities
  at fair value          --        --        --       $262        --       262
                     __________________________________________________________
Balance at
 December 31, 1996    2,500        --   137,372        262       350   140,484
 Contribution of
  capital                --        --     1,121         --        --     1,121
 Net income              --        --        --         --       729       729
 Unrealized apprecia-
  tion of securities
  at fair value          --        --        --      1,543        --     1,543
                     __________________________________________________________
Balance at
 October 24, 1997    $2,500        --  $138,493     $1,805    $1,079  $143,877
                     ==========================================================

                                              POST-MERGER
                     __________________________________________________________
Balance at
 October 25, 1997    $2,500        --  $224,997         --        --  $227,497
 Net loss                --        --        --         --     ($425)     (425)
 Unrealized apprecia-
  tion of securities
  at fair value          --        --        --       $241        --       241
                     __________________________________________________________
Balance at
 December 31, 1997   $2,500        --  $224,997       $241     ($425) $227,313
                     ==========================================================



See accompanying notes.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                           POST-MERGER        POST-ACQUISITION
                                       ________________________________________
                                           For the period |     For the period
                                         October 25, 1997 |    January 1, 1997
                                                  through |            through
                                        December 31, 1997 |   October 24, 1997
                                       ___________________| ___________________
                                                          |
OPERATING ACTIVITIES                                      |
Net income (loss)                                   ($425)|               $729
Adjustments to reconcile net income (loss)                |
 to net cash provided by (used in)                        |
 operations:                                              |
 Adjustments related to annuity and                       |
  interest sensitive life products:                       |
  Change in annuity and interest                          |
   sensitive life product reserves                  7,361 |             19,177
  Change in unearned revenues                       1,189 |              3,292
 Decrease (increase) in accrued                           |
  investment income                                 1,205 |             (3,489)
 Policy acquisition costs deferred                (13,678)|            (29,003)
 Amortization of deferred policy                          |
  acquisition costs                                   892 |              1,674
 Amortization of present value of in                      |
  force acquired                                      948 |              5,225
 Change in other assets, other                            |
  liabilities and accrued income taxes              4,205 |             (8,944)
 Provision for depreciation and                           |
  amortization                                      1,299 |              3,203
 Provision for deferred income taxes                  146 |                316
 Realized (gains) losses on investments               (15)|               (151)
                                       ___________________| ___________________
Net cash provided by (used in)                            |
 operating activities                               3,127 |             (7,971)
                                                          |
INVESTING ACTIVITIES                                      |
Sale, maturity or repayment of                            |
 investments:                                             |
 Fixed maturities - available for sale              9,871 |             39,622
 Mortgage loans on real estate                      1,644 |              5,828
 Short-term investments - net                          -- |             11,415
                                       ___________________| ___________________
                                                   11,515 |             56,865
Acquisition of investments:                               |
 Fixed maturities - available for sale            (29,596)|           (155,173)
 Equity securities                                     (1)|             (4,865)
 Mortgage loans on real estate                    (14,209)|            (44,481)
 Policy loans - net                                  (328)|             (3,870)
 Short-term investments - net                     (13,244)|                 --
                                       ___________________| ___________________
                                                  (57,378)|           (208,389)



See accompanying notes.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                           POST-MERGER        POST-ACQUISITION
                                       ________________________________________
                                           For the period |     For the period
                                         October 25, 1997 |    January 1, 1997
                                                  through |            through
                                        December 31, 1997 |   October 24, 1997
                                       ___________________| ___________________
                                                          |
INVESTING ACTIVITIES - CONTINUED                          |
Funds held in escrow pursuant to                          |
 an Exchange Agreement                                 -- |                 --
Purchase of property and equipment                  ($252)|              ($875)
                                       ___________________| ___________________
Net cash used in investing activities             (46,115)|           (152,399)
                                                          |
FINANCING ACTIVITIES                                      |
Proceeds from issuance of surplus note                 -- |                 --
Proceeds from line of credit borrowings            10,119 |             97,124
Repayment of line of credit borrowings             (2,207)|            (80,977)
Receipts from annuity and interest                        |
 sensitive life policies credited                         |
 to policyholder account balances                  62,306 |            261,549
Return of policyholder account balances                   |
 on annuity and interest sensitive                        |
 life policies                                     (6,350)|            (13,931)
Net reallocations to Separate                             |
 Accounts                                         (17,017)|            (93,069)
Contributions of capital by Parent                     -- |              1,011
Dividends paid on preferred stock                      -- |                 --
                                       ___________________| ___________________
Net cash provided by financing                            |
 activities                                        46,851 |            171,707
                                       ___________________| ___________________
Increase (decrease) in cash and                           |
 cash equivalents                                   3,863 |             11,337
                                                          |
Cash and cash equivalents at                              |
 beginning of period                               17,176 |              5,839
                                       ___________________| ___________________
Cash and cash equivalents at end                          |
 of period                                        $21,039 |            $17,176
                                       ===================| ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for:
 Interest                                            $295               $1,912
 Income taxes                                          --                  283

Non-cash financing activities:
 Contribution of property, plant and equipment
  from EIC Variable, Inc. net of $353 of
  accumulated depreciation                             --                  110


See accompanying notes.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                        POST-ACQUISITION      PRE-ACQUISITION
                                       ________________________________________
                                           For the period |     For the period
                                          August 14, 1996 |    January 1, 1996
                                                  through |            through
                                        December 31, 1996 |    August 13, 1996
                                       ___________________| ___________________
                                                          |
OPERATING ACTIVITIES                                      |
Net income (loss)                                    $350 |             $3,199
Adjustments to reconcile net income (loss)                |
 to net cash provided by (used in)                        |
 operations:                                              |
 Adjustments related to annuity and                       |
  interest sensitive life products:                       |
  Change in annuity and interest                          |
   sensitive life product reserves                  5,106 |              4,472
  Change in unearned revenues                       2,063 |              2,084
 Decrease (increase) in accrued                           |
  investment income                                  (877)|             (2,494)
 Policy acquisition costs deferred                (11,712)|            (19,300)
 Amortization of deferred policy                          |
  acquisition costs                                   244 |              2,436
 Amortization of present value of in                      |
  force acquired                                    2,745 |                951
 Change in other assets, other                            |
  liabilities and accrued income taxes                (96)|              4,672
 Provision for depreciation and                           |
  amortization                                      1,242 |                703
 Provision for deferred income taxes                  220 |             (1,463)
 Realized (gains) losses on investments               (42)|                420
                                       ___________________| ___________________
Net cash provided by (used in)                            |
 operating activities                                (757)|             (4,320)
                                                          |
                                                          |
INVESTING ACTIVITIES                                      |
Sale, maturity or repayment of                            |
 investments:                                             |
 Fixed maturities - available for sale             47,453 |             55,091
 Mortgage loans on real estate                         40 |                 --
 Short-term investments - net                       2,629 |                354
                                       ___________________| ___________________
                                                   50,122 |             55,445
Acquisition of investments:                               |
 Fixed maturities - available for sale           (147,170)|           (184,589)
 Equity securities                                     (5)|                 --
 Mortgage loans on real estate                    (31,499)|                 --
 Policy loans - net                                  (637)|             (1,977)
 Short-term investments - net                          -- |                 --
                                       ___________________| ___________________
                                                 (179,311)|           (186,566)


See accompanying notes.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                           POST-ACQUISITION    PRE-ACQUISITION
                                          _____________________________________
                                             For the period |   For the period
                                            August 14, 1996 |  January 1, 1996
                                                    through |          through
                                          December 31, 1996 |  August 13, 1996
                                          __________________| _________________
                                                            |
INVESTING ACTIVITIES - CONTINUED                            |
Funds held in escrow pursuant to                            |
 an Exchange Agreement                                   -- |               --
Purchase of property and equipment                    ($137)|               --
                                          __________________| _________________
Net cash used in investing activities              (129,326)|        ($131,121)
                                                            |
FINANCING ACTIVITIES                                        |
Proceeds from issuance of surplus note               25,000 |               --
Proceeds from line of credit borrowings                  -- |               --
Repayment of line of credit borrowings                   -- |               --
Receipts from annuity and interest                          |
 sensitive life policies credited                           |
 to policyholder account balances                   116,819 |          149,750
Return of policyholder account balances                     |
 on annuity and interest sensitive                          |
 life policies                                       (3,315)|           (2,695)
Net reallocations to Separate                               |
 Accounts                                           (10,237)|           (8,286)
Contributions of capital by Parent                       -- |               --
Dividends paid on preferred stock                        -- |             (719)
                                          __________________| _________________
Net cash provided by financing                              |
 activities                                         128,267 |          138,050
                                          __________________| _________________
Increase (decrease) in cash and                             |
 cash equivalents                                    (1,816)|            2,609
                                                            |
Cash and cash equivalents at                                |
 beginning of period                                  7,655 |            5,046
                                          __________________| _________________
Cash and cash equivalents at end                            |
 of period                                           $5,839 |           $7,655
                                          ==================| =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for:
 Interest                                                --                 --
 Income taxes                                            --                 --

Non-cash financing activities:
 Contribution of property, plant and equipment
  from EIC Variable, Inc. net of $353 of
  accumulated depreciation                               --                 --


See accompanying notes.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                              PRE-ACQUISITION
                                                             _________________
                                                                  For the year
                                                                         ended
                                                             December 31, 1995
                                                             _________________
OPERATING ACTIVITIES
Net income (loss)                                                      $3,364
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operations:
 Adjustments related to annuity and
  interest sensitive life products:
  Change in annuity and interest
   sensitive life product reserves                                      4,664
  Change in unearned revenues                                           4,949
 Decrease (increase) in accrued
  investment income                                                      (676)
 Policy acquisition costs deferred                                     (9,804)
 Amortization of deferred policy
  acquisition costs                                                     2,710
 Amortization of present value of in
  force acquired                                                        1,552
 Change in other assets, other
  liabilities and accrued income taxes                                  4,686
 Provision for depreciation and
  amortization                                                           (142)
 Provision for deferred income taxes                                       --
 Realized (gains) losses on investments                                  (297)
                                                             _________________
Net cash provided by (used in)
 operating activities                                                  11,006


INVESTING ACTIVITIES
Sale, maturity or repayment of
 investments:
 Fixed maturities - available for sale                                 24,026
 Mortgage loans on real estate                                             --
 Short-term investments - net                                              --
                                                             _________________
                                                                       24,026
Acquisition of investments:
 Fixed maturities - available for sale                                (61,723)
 Equity securities                                                        (10)
 Mortgage loans on real estate                                             --
 Policy loans - net                                                    (1,508)
 Short-term investments - net                                          (1,681)
                                                             _________________
                                                                      (64,922)



See accompanying notes.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                              PRE-ACQUISITION
                                                             _________________
                                                                  For the year
                                                                         ended
                                                             December 31, 1995
                                                             _________________
INVESTING ACTIVITIES - CONTINUED
Funds held in escrow pursuant to
 an Exchange Agreement                                                ($1,242)
Purchase of property and equipment                                         --
                                                             _________________
Net cash used in investing activities                                 (42,138)

FINANCING ACTIVITIES
Proceeds from issuance of surplus note                                     --
Proceeds from line of credit borrowings                                    --
Repayment of line of credit borrowings                                     --
Receipts from annuity and interest
 sensitive life policies credited
 to policyholder account balances                                      29,501
Return of policyholder account balances
 on annuity and interest sensitive
 life policies                                                         (1,543)
Net reallocations to Separate
 Accounts                                                                  --
Contributions of capital by Parent                                      7,944
Dividends paid on preferred stock                                      (3,348)
                                                             _________________
Net cash provided by financing
 activities                                                            32,554
                                                             _________________
Increase (decrease) in cash and
 cash equivalents                                                       1,422

Cash and cash equivalents at
 beginning of period                                                    3,624
                                                             _________________
Cash and cash equivalents at end
 of period                                                             $5,046
                                                             =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for:
 Interest                                                                  --
 Income taxes                                                              --

Non-cash financing activities:
 Contribution of property, plant and equipment
  from EIC Variable, Inc. net of $353 of
  accumulated depreciation                                                 --



See accompanying notes.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997

1.  SIGNIFICANT ACCOUNTING POLICIES
______________________________________________________________________________

CONSOLIDATION
The consolidated financial statements include Golden American Life Insurance Company ("Golden American") and its wholly owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and with Golden American collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

ORGANIZATION
Golden American, a wholly owned subsidiary of Equitable of Iowa Companies, Inc., offers variable insurance products and is licensed as a life insurance company in the District of Columbia and all states except New York. On January 2, 1997 and December 23, 1997, First Golden became licensed to sell insurance products in New York and Delaware, respectively. The Company's products are marketed by broker/dealers, financial institutions and insurance agents. The Company's primary customers are individuals and families.

On October 24, 1997, PFHI Holding, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable"), pursuant to the terms of the Agreement and Plan of Merger ("Merger Agreement") among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of the merger, Equitable was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"), a Delaware corporation. See Note 5 for additional information regarding the merger.

On August 13, 1996, Equitable acquired all of the outstanding capital stock of EIC Variable, Inc. (formerly known as BT Variable, Inc.) and its wholly owned subsidiaries, Golden American and Directed Services, Inc. ("DSI") from Whitewood Properties Corporation ("Whitewood") pursuant to the terms of a Stock Purchase Agreement between Equitable and Whitewood (the "Purchase Agreement"). On April 30, 1997, EIC Variable, Inc. was liquidated and its investments in Golden American and DSI were transferred to Equitable, while the remainder of its net assets were contributed to Golden American. On December 30, 1997, EIC Variable, Inc. was dissolved. See Note 6 for additional information regarding the acquisition.

For financial statement purposes, the merger was accounted for as a purchase effective October 25, 1997 and the change in control of Golden American through the acquisition of BT Variable was accounted for as a purchase effective August 14, 1996. The merger and acquisition resulted in new bases of accounting reflecting estimated fair values of assets and liabilities at their respective dates. As a result, the Company's financial statements for the period subsequent to October 24, 1997, are presented on the Post-Merger new basis of accounting, for the period August 14, 1996 through October 24, 1997, are presented on the Post-Acquisition basis of accounting, and for August 13, 1996 and prior periods are presented on the Pre-Acquisition basis of accounting.

INVESTMENTS
FIXED MATURITIES: Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires fixed maturity securities to be designated as either "available for sale," "held for investment" or "trading." Sales of fixed maturities designated as "available for sale" are not restricted by SFAS No. 115. Available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholder's equity, after adjustment for related changes in deferred policy acquisition costs ("DPAC"), present value of in force acquired ("PVIF"), policy reserves and deferred income taxes. At December 31, 1997 and 1996, all of the Company's fixed maturity securities are designated as available for sale although the Company is not precluded from designating fixed maturity securities as held for investment or trading at some future date.

Securities determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the Company's Statement of Income. Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the security's expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected lives.

EQUITY SECURITIES: Equity securities are reported at estimated fair value if readily marketable. The change in unrealized appreciation and depreciation of marketable equity securities (net of related deferred income taxes, if any) is included directly in stockholder's equity. Equity securities determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the Company's Statement of Income.

MORTGAGE LOANS: Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected future cash flows from the loan, discounted at the loan's effective interest rate, or to the loan's observable market price, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance which is adjusted at each reporting date for significant changes in the calculated value of the loan. Changes in this valuation allowance are charged or credited to income.

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

DEFERRED POLICY ACQUISITION COSTS
Certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, have been deferred. Acquisition costs for variable annuity and variable life products are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected future gross profits. This amortization is "unlocked" when the Company revises its estimate of current or future gross profits to be realized from a group of products. DPAC is adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturity securities the Company has designated as "available for sale" under SFAS No. 115.

PRESENT VALUE OF IN FORCE ACQUIRED
As a result of the merger and the acquisition, a portion of the acquisition cost related to each transaction was allocated to the right to receive future cash flows from existing insurance contracts. This allocated cost represents the PVIF which reflects the value of those purchased policies calculated by discounting actuarially determined expected future cash flows at the discount rate determined by the purchaser. Amortization of PVIF is charged to expense in proportion to expected gross profits. This amortization is "unlocked" when the Company revises its estimate of current or future gross profits to be realized from the insurance contracts acquired. PVIF is adjusted to reflect the pro forma impact of unrealized gains (losses) on available for sale fixed maturities. See Notes 5 and 6 for additional information on PVIF resulting from the merger and acquisition.

PROPERTY AND EQUIPMENT
Property and equipment primarily represent leasehold improvements, office furniture and equipment and capitalized computer software and are not considered to be significant to the Company's overall operations. Property and equipment are reported at cost less allowances for depreciation. Depreciation expense is computed primarily on the basis of the straight-line method over the estimated useful lives of the assets.

GOODWILL
Goodwill was established as a result of the merger discussed previously and is being amortized over 40 years on a straight-line basis. Goodwill established as a result of the acquisition discussed above was being amortized over 25 years on a straight-line basis. See Notes 5 and 6 for additional information on the merger and acquisition.

FUTURE POLICY BENEFITS
Future policy benefits for fixed interest divisions of the variable products are established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges. Interest credited to these policies ranged from 3.30% to 8.25% during 1997. The unearned revenue reserve represents unearned distribution fees discussed below. These distribution fees have been deferred and are amortized over the life of the contract in proportion to its expected gross profits.

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

Variable separate account assets carried at fair value of the underlying investments generally represent Contractholder investment values maintained in the accounts. Variable separate account liabilities represent account balances for the variable annuity and variable life contracts invested in the separate accounts. Net investment income and realized and unrealized capital gains and losses related to separate account assets are not reflected in the accompanying Statements of Income.

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

DIVIDEND RESTRICTIONS
The Company's ability to pay dividends to its parent is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During 1998, Golden American cannot pay dividends to its parent without prior approval of statutory authorities. The Company has maintained adequate statutory capital and surplus and has not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholders unless a notice of its intention to declare a dividend and amount of the dividend has been filed not less than thirty days in advance of the proposed declaration. The superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing should the superintendent find that the financial condition of First Golden does not warrant the distribution.


USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management is required to utilize historical experience and assumptions about future events and circumstances in order to develop estimates of material reported amounts and disclosures. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates and assumptions are (1) estimates of fair values of investments in securities and other financial instruments, as well as fair values of policyholder liabilities, (2) policyholder liabilities, (3) deferred policy acquisition costs and present value of in force acquired, (4) fair values of assets and liabilities recorded as a result of merger and acquisition transactions, (5) asset valuation allowances, (6) guaranty fund assessment accruals, (7) deferred tax benefits (liabilities) and (8) estimates for commitments and contingencies including legal matters, if a liability is anticipated and can be reasonably estimated. Estimates and assumptions regarding all of the preceding are inherently subject to change and are reassessed periodically. Changes in estimates and assumptions could materially impact the financial statements.

2. BASIS OF FINANCIAL REPORTING
______________________________________________________________________________

The financial statements of the Company differ from related statutory-basis financial statements principally as follows: (1) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (2) an asset representing the present value of future cash flows from insurance contracts acquired was established as a result of the merger/acquisition and is amortized and charged to expense; (3) future policy benefit reserves for the fixed interest divisions of the variable products are based on full account values, rather than the greater of cash surrender value or amounts derived from discounting methodologies utilizing statutory interest rates;
(4) reserves are reported before reduction for reserve credits related to reinsurance ceded and a receivable is established, net of an allowance for uncollectible amounts, for these credits rather than presented net of these credits; (5) fixed maturity investments are designated as "available for sale" and valued at fair value with unrealized appreciation/depreciation, net of adjustments to deferred income taxes (if applicable), present value of in force acquired and deferred policy acquisition costs, credited/charged directly to stockholder's equity rather than valued at amortized cost;
(6) the carrying value of fixed maturity securities is reduced to fair value by a charge to realized losses in the Statement of Income when declines in carrying value are judged to be other than temporary, rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus; (7) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities; (8) net realized gains or losses attributed to changes in the level of interest rates in the market are recognized when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security; (9) a liability is established for anticipated guaranty fund assessments, net of related anticipated premium tax credits, rather than capitalized when assessed and amortized in accordance with procedures permitted by insurance regulatory authorities; (10) revenues for variable annuity and variable life products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (11) the financial statements of Golden American's wholly owned subsidiary are consolidated rather than recorded at the equity in net assets; (12) surplus notes are reported as liabilities rather than as surplus; and (13) assets and liabilities are restated to fair values when a change in ownership occurs, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

Net loss for Golden American as determined in accordance with statutory accounting practices was $428,000 in 1997, $9,188,000 in 1996 and $4,117,000
in 1995. Total statutory capital and surplus was $76,914,000 at December 31, 1997 and $80,430,000 at December 31, 1996.

3.   INVESTMENT OPERATIONS
______________________________________________________________________________

INVESTMENT RESULTS
Major categories of net investment income are summarized below:


                              POST-MERGER              POST-ACQUISITION
                        ________________________________________________________
                            For the period|   For the period     For the period
                          October 25, 1997|  January 1, 1997    August 14, 1996
                                   through|          through            through
                         December 31, 1997| October 24, 1997  December 31, 1996
                        __________________| ____________________________________
                                            (Dollars in thousands)
                                          |
Fixed maturities                   $4,443 |          $18,488             $5,083
Equity securities                       3 |               --                103
Mortgage loans on real                    |
 estate                               879 |            3,070                203
Policy loans                           59 |              482                 78
Short-term investments                129 |              443                441
Other, net                           (154)|               24                  2
Funds held in escrow                   -- |               --                 --
                        __________________| ____________________________________
Gross investment income             5,359 |           22,507              5,910
Less investment expenses             (232)|             (851)              (115)
                        __________________| ____________________________________
Net investment income              $5,127 |          $21,656             $5,795
                        ==================| ====================================
















                                      PRE-ACQUISITION
                        _____________________________________
                           For the period |
                          January 1, 1996 |      For the year
                                  through |             ended
                          August 13, 1996 | December 31, 1995
                        __________________| _________________
                                  (Dollars in thousands)
                                          |
Fixed maturities                   $4,507 |           $1,610
Equity securities                      -- |               --
Mortgage loans on real                    |
 estate                                -- |               --
Policy loans                           73 |               56
Short-term investments                341 |              899
Other, net                             22 |              148
Funds held in escrow                  145 |              166
                        __________________| _________________
Gross investment income             5,088 |            2,879
Less investment expenses              (98)|              (61)
                        __________________| _________________
Net investment income              $4,990 |           $2,818
                        ==================| =================


Realized gains (losses) on investments are as follows:

                              POST-MERGER              POST-ACQUISITION
                        ________________________________________________________
                            For the period|   For the period     For the period
                          October 25, 1997|  January 1, 1997    August 14, 1996
                                   through|          through            through
                         December 31, 1997| October 24, 1997  December 31, 1996
                        __________________| ____________________________________
                                            (Dollars in thousands)
                                          |
Fixed maturities,                         |
 available for sale                   $25 |             $151                $42
Mortgage loans                        (10)|               --                 --
                        __________________| ____________________________________
Realized gains (losses)                   |
 on investments                       $15 |             $151                $42
                        ========================================================











                                      PRE-ACQUISITION
                        _____________________________________
                           For the period |
                          January 1, 1996 |      For the year
                                  through |             ended
                          August 13, 1996 | December 31, 1995
                        __________________| _________________
                                   (Dollars in thousands)
                                          |
Fixed maturities,                         |
 available for sale                 ($420)|             $297
Mortgage loans                         -- |               --
                        __________________| _________________
Realized gains (losses)                   |
 on investments                     ($420)|             $297
                        =====================================


The change in unrealized appreciation (depreciation) on securities at fair value is as follows:

                              POST-MERGER              POST-ACQUISITION
                        ________________________________________________________
                           For the period |   For the period     For the period
                         October 25, 1997 |  January 1, 1997    August 14, 1996
                                  through |          through            through
                             December 31, |      October 24,       December 31,
                                     1997 |             1997               1996
                        __________________| ____________________________________
                                            (Dollars in thousands)
                                          |
Fixed maturities:                         |
 Available for sale                $1,113 |           $4,607               $410
 Held for investment                   -- |               --                 --
Equity securities                    (533)|             (465)                (3)
                        __________________| ____________________________________
Unrealized appreciation                   |
 (depreciation) of                        |
 securities                          $580 |           $4,142               $407
                        ========================================================














                                      PRE-ACQUISITION
                        _____________________________________
                           For the period |
                          January 1, 1996 |      For the year
                                  through |             ended
                          August 13, 1996 | December 31, 1995
                        __________________| _________________
                                  (Dollars in thousands)
                                          |
Fixed maturities:                         |
 Available for sale               ($2,087)|             $958
 Held for investment                   -- |               90
Equity securities                       1 |                3
                        __________________| _________________
Unrealized appreciation                   |
 (depreciation) of                        |
 securities                       ($2,086)|           $1,051
                        =====================================







































At December 31, 1997 and December 31, 1996, amortized cost, gross unrealized gains and losses and estimated fair values of fixed maturity securities, all of which are designated as available for sale, are as follows:

                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
                                     Cost       Gains      Losses       Value
                               _______________________________________________
                                             (Dollars in thousands)
December 31, 1997                                  POST-MERGER
______________________________________________________________________________
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities       $62,988        $155        ($10)    $63,133
 Other                              5,705           5          (1)      5,709
Foreign governments                 2,062          --          (9)      2,053
Public utilities                   25,899          49          (4)     25,944
Investment grade corporate        219,526         926         (32)    220,420
Below investment grade
 corporate                         41,355         186        (210)     41,331
Mortgage-backed securities         55,753          78         (20)     55,811
                               _______________________________________________
Total                            $413,288      $1,399       ($286)   $414,401
                               ===============================================

December 31, 1996                              POST-ACQUISITION
______________________________________________________________________________
U.S. government and
 governmental agencies
 and authorities:
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
                               ===============================================

At December 31, 1997, net unrealized investment gains on fixed maturities designated as available for sale totaled $1,113,000. This appreciation caused an increase to stockholder's equity of $587,000 at December 31, 1997 (net of deferred income taxes of $316,000, an adjustment of $35,000 to DPAC and PVIF of $175,000). Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates fair value for these securities.







Amortized cost and estimated fair value of fixed maturities designated as available for sale, by contractual maturity, at December 31, 1997, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           POST-MERGER
                                                _____________________________
                                                                   Estimated
                                                   Amortized            Fair
December 31, 1997                                       Cost           Value
_____________________________________________________________________________
                                                    (Dollars in thousands)
Due within one year                                  $26,261         $26,239
Due after one year through five years                198,249         198,781
Due after five years through ten years                70,037          70,437
                                                _____________   _____________
                                                     294,547         295,457
Mortgage-backed securities                           118,741         118,944
                                                _____________   _____________
Total                                               $413,288        $414,401
                                                =============   =============


































An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio is as follows:

                                            Gross         Gross      Proceeds
                          Amortized      Realized      Realized          from
                               Cost         Gains        Losses          Sale
______________________________________________________________________________
                                           (Dollars in thousands)
For the period October 25,
 1997 through
 December 31, 1997:
Scheduled principal
 repayments, calls and
 tenders                     $6,708            $2            --        $6,710
Sales                         3,138            23            --         3,161
                        ______________________________________________________
Total                        $9,846           $25            --        $9,871
                        ======================================================
For the period January 1,
 1997 through October 24,
 1997:
Scheduled principal
 repayments, calls and
 tenders                    $25,419            --            --       $25,419
Sales                        14,052          $153           ($2)       14,203
                        ______________________________________________________
Total                       $39,471          $153           ($2)      $39,622
                        ======================================================
For the period August 14,
 1996 through
 December 31, 1996:
Scheduled principal
 repayments, calls and
 tenders                     $1,612            --            --        $1,612
Sales                        45,799          $115          ($73)       45,841
                        ______________________________________________________
Total                       $47,411          $115          ($73)      $47,453
                        ======================================================
For the period January 1,
 1996 through August 13,
 1996:
Scheduled principal
 repayments, calls and
 tenders                     $1,801            --            --        $1,801
Sales                        53,710          $152         ($572)       53,290
                        ______________________________________________________
Total                       $55,511          $152         ($572)      $55,091
                        ======================================================
Year ended December 31,
 1995:
Scheduled principal
 repayments, calls and
 tenders                    $20,279          $305          ($16)      $20,568
Sales                         3,450             8            --         3,458
                        ______________________________________________________
Total                       $23,729          $313          ($16)      $24,026
                        ======================================================

INVESTMENT VALUATION ANALYSIS: The Company analyzes its investment portfolio at least quarterly in order to determine if the carrying value of any of its investments has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary. During 1997 and 1996, no investments were identified as having an impairment other than temporary.

INVESTMENTS ON DEPOSIT: At December 31, 1997 and 1996, affidavits of deposits covering bonds with a par value of $6,605,000 were on deposit with regulatory authorities pursuant to certain statutory requirements.

INVESTMENT DIVERSIFICATIONS: The Company's investment policies related to its investment portfolio require diversification by asset type, company and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at December 31, 1997 and December 31, 1996. Fixed maturity investments included investments in basic industrials (30% in 1997 and 1996), financial companies (24% in 1997, 18% in 1996), various government bonds and government or agency mortgage-backed securities (17% in 1997 and 27% in 1996) and public utilities (7% in 1997, 13% in 1996). Mortgage loans on real estate have been analyzed by geographical location with concentrations by state identified as Utah (13% in 1997, 4% in 1996), California (12% in 1997, 7% in 1996), and Georgia (11%
in 1997, 17% in 1996). There are no other concentrations of mortgage loans in any state exceeding ten percent at December 31, 1997 and 1996. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in office buildings (43% in 1997, 36% in 1996), industrial buildings (33% in 1997, 31% in 1996), retail facilities (15% in 1997, 6% in 1996) and multi-family residential buildings (9% in 1997, 27% in
1996). Equity securities and investments accounted for by the equity method are not significant to the Company's overall investment portfolio.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholder's equity at December 31, 1997.

4.  FAIR VALUES OF FINANCIAL INSTRUMENTS
______________________________________________________________________________

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of estimated fair value of all financial instruments, including both assets and liabilities recognized and not recognized in a Company's balance sheet, unless specifically exempted. SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires additional disclosures about derivative financial instruments. Most of the Company's investments, investment contracts and debt fall within the standards' definition of a financial instrument. Fair values for the Company's insurance contracts other than investment contracts are not required to be disclosed. In cases where quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accounting, actuarial and regulatory bodies are continuing to study the methodologies to be used in developing fair value information, particularly as it relates to such things as liabilities for insurance contracts. Accordingly, care should be exercised in deriving conclusions about the Company's business or financial condition based on the information presented herein.

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

The following compares carrying values as shown for financial reporting purposes with estimated fair values:


December 31                               1997                     1996
_______________________________________________________________________________
(Dollars in thousands)                                |
                                            Estimated |              Estimated
                                 Carrying        Fair |   Carrying        Fair
                                    Value       Value |      Value       Value
                               ___________ ___________| ___________ ___________
                                                      |
ASSETS                                                |
 Fixed maturities, available                          |
  for sale                       $414,401    $414,401 |   $275,563    $275,563
 Equity securities                  3,904       3,904 |         33          33
 Mortgage loans on real estate     85,093      86,348 |     31,459      30,979
 Policy loans                       8,832       8,832 |      4,634       4,634
 Short-term investments            14,460      14,460 |     12,631      12,631
 Cash and cash equivalents         21,039      21,039 |      5,839       5,839
 Separate account assets        1,646,169   1,646,169 |  1,207,247   1,207,247
                                                      |
LIABILITIES                                           |
 Annuity products                 493,181     431,859 |    280,076     253,012
 Surplus note                      25,000      28,837 |     25,000      28,878
 Separate account liabilities   1,646,169   1,443,458 |  1,207,247   1,119,158
                                                      |

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

POLICY LOANS: Carrying values approximate the estimated fair value for policy loans.

SHORT-TERM INVESTMENTS AND CASH AND CASH EQUIVALENTS: Carrying values reported in the Company's historical cost basis balance sheet approximate estimated fair value for these instruments, due to their short-term nature.

SEPARATE ACCOUNT ASSETS: Separate account assets are based upon the quoted fair values of the individual securities in the separate accounts.

ANNUITY PRODUCTS: Estimated fair values of the Company's liabilities for future policy benefits for the fixed interest division of the variable annuity products and for supplemental contracts without life contingencies are based upon discounted cash flow calculations. Cash flows of future policy benefits are discounted using the market yield rate of the assets supporting these liabilities.

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

5.   MERGER
______________________________________________________________________________

TRANSACTION: On October 23, 1997, Equitable shareholders approved the Merger Agreement dated as of July 7, 1997, among Equitable, PFHI and ING. On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable pursuant to the Merger Agreement. PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owned all the outstanding capital stock of Equitable Life Insurance Company of Iowa ("Equitable Life") and Golden American and their wholly owned subsidiaries. Equitable also owned all the outstanding capital stock of Locust Street Securities, Inc. ("LSSI"), Equitable Investment Services, Inc., DSI, Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. In exchange for the outstanding capital stock of Equitable, ING paid total consideration of approximately $2.1 billion in cash and stock plus the assumption of approximately $400 million in debt according to the Merger Agreement. As a result of the merger, Equitable was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"), a Delaware corporation. All costs of the merger, including expenses to terminate certain benefit plans, were paid by the Parent.

ACCOUNTING TREATMENT: The merger was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at October 24, 1997. The purchase price was allocated to EIC and its subsidiaries. Goodwill was established for the excess of the merger cost over the fair value of the net assets and pushed down to EIC and its subsidiaries including Golden American and First Golden. The merger cost is preliminary with respect to estimated expenses and, as a result, the PVIF and related amortization and deferred taxes may change. The allocation of the purchase price to the Company was approximately $227,497,000. The amount of goodwill allocated to the Company relating to the merger was $151,127,000 at the merger date and is being amortized over 40 years on a straight-line basis. The carrying value of goodwill will be reviewed periodically for any indication of impairment in value. The Company's DPAC, previous balance of PVIF and unearned revenue reserve, as of the merger date, were eliminated and an asset of $44,297,000 representing PVIF was established for all policies in force at the merger date.

PRESENT VALUE OF IN FORCE ACQUIRED: As part of the merger, a portion of the acquisition cost was allocated to the right to receive future cash flows from insurance contracts existing with the Company at the date of merger. This allocated cost represents the present value of in force acquired reflecting the value of those purchased policies calculated by discounting the actuarially determined expected future cash flow at the discount rate determined by ING.

An analysis of the PVIF asset is as follows:

                                                       POST-MERGER
                                           ________________________
                                                    For the period
                                                  October 25, 1997
                                                           through
                                                 December 31, 1997
                                           ________________________
                                            (Dollars in thousands)
Beginning balance                                          $44,297
Imputed interest                                             1,004
Amortization                                                (1,952)
Adjustment for unrealized gains
 on available for sale securities                             (175)
                                           ________________________
Ending balance                                             $43,174
                                           ========================

Interest is imputed on the unamortized balance of PVIF at a rate of 7.03% for the period October 25, 1997 through December 31, 1997. The amortization of PVIF net of imputed interest is charged to expense. PVIF is also adjusted for the unrealized gains (losses) on available for sale securities; such changes are included directly in stockholder's equity. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amoritization for the next five years, relating to the PVIF as of December 31, 1997, is $6,200,000 in 1998, $6,000,000 in 1999, $5,600,000 in 2000, $5,000,000 in 2001 and $4,200,000 in
2002. Actual amortization may vary based upon final purchase price allocation and changes in assumptions and experience.





6.   ACQUISITION
______________________________________________________________________________

TRANSACTION: On August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable from Whitewood, a wholly owned subsidiary of Bankers Trust Company ("Bankers Trust"), pursuant to the terms of the Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood.
In exchange for the outstanding capital stock of BT Variable, Equitable paid the sum of $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid the sum of $51,000,000 in cash to Bankers Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. Subsequent to the acquisition, the BT Variable, Inc. name was changed to EIC Variable, Inc. At April 30, 1997, EIC Variable, Inc. was liquidated and its investments in Golden American and DSI were transferred to Equitable, while the remainder of its net assets were contributed to Golden American. On December 30, 1997, EIC Variable, Inc. was dissolved.

ACCOUNTING TREATMENT: The acquisition was accounted for as a purchase resulting in a new basis of accounting, which reflected estimated fair values for assets and liabilities at August 13, 1996. The purchase price was allocated to the three companies purchased - BT Variable, DSI and Golden American. Goodwill was established for the excess of the acquisition cost over the fair value of the net assets acquired and pushed down to Golden American. The allocation of the purchase price to the Company was approximately $139,872,000. The amount of goodwill relating to the acquisition was $41,113,000 and was amortized over 25 years on a straight-line basis until the October 24, 1997 merger with ING. The Company's DPAC, previous balance of PVIF and unearned revenue reserve, as of the merger date, were eliminated and an asset of $85,796,000 representing PVIF was established for all policies in force at the acquisition date.

PRESENT VALUE OF IN FORCE ACQUIRED: As part of the acquisition, a portion of the acquisition cost was allocated to the right to receive future cash flows from the insurance contracts existing with the Company at the date of acquisition. This allocated cost represents the present value of in force acquired reflecting the value of those purchased policies calculated by discounting the actuarially determined expected future cash flows at the discount rate determined by Equitable.





















An analysis of the PVIF asset is as follows:


                                   POST-ACQUISITION          PRE-ACQUISITION
                              _________________________________________________
                                 For the     For the |     For the
                                  period      period |      period
                                 January      August |     January     For the
                                 1, 1997    14, 1996 |     1, 1996        year
                                 through     through |     through       ended
                                 October    December |      August    December
                                24, 1997    31, 1996 |    13, 1996    31, 1995
                              _______________________| ________________________
                                              (Dollars in thousands)
                                                     |
Beginning balance                $83,051     $85,796 |      $6,057      $7,620
Imputed interest                   5,138       2,465 |         273         548
Amortization                     (10,363)     (5,210)|      (1,224)     (2,100)
Adjustment for unrealized                            |
 gains (losses) on available                         |
 for sale securities                (373)         -- |          11         (11)
                              _______________________| ________________________
Ending balance                   $77,453     $83,051 |      $5,117      $6,057
                              =================================================

Pre-Acquisition PVIF represents the remaining value assigned to in force contracts when Bankers Trust purchased Golden American from Mutual Benefit Life Insurance Company in Rehabilitation ("Mutual Benefit") on September 30, 1992.

Interest was imputed on the unamortized balance of PVIF at rates of 7.70% to 7.80% for the period August 14, 1996 through October 24, 1997. The amortization of PVIF net of imputed interest was charged to expense. PVIF was also adjusted for the unrealized gains (losses) on available for sale securities; such changes were included directly in stockholder's equity.


7.  INCOME TAXES
______________________________________________________________________________

The Company will file a consolidated federal income tax return with its wholly owned life insurance subsidiary. Under the Internal Revenue Code, a newly acquired insurance company cannot file as part of its parent's consolidated tax return for 5 years.

At December 31, 1997, Golden American has net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $8,697,000. Approximately $5,094,000 and $3,603,000 of these NOL carryforwards are available to offset future taxable income of the Company through the years 2011 and 2012, respectively.







INCOME TAX EXPENSE
Income tax expense (benefit) included in the consolidated financial statements is as follows:

           POST-MERGER        POST-ACQUISITION            PRE-ACQUISITION
          _____________________________________________________________________
               For the |     For the       For the |      For the
                period |      period        period |       period
           October 25, |  January 1,    August 14, |   January 1,
                  1997 |        1997          1996 |         1996      For the
               through |     through       through |      through   year ended
          December 31, | October 24,  December 31, |   August 13, December 31,
                  1997 |        1997          1996 |         1996         1995
          _____________| __________________________| __________________________
                                 (Dollars in thousands)
                       |                           |
Current             -- |         $12            -- |           --           --
Deferred          $146 |      (1,349)         $220 |      ($1,463)          --
          _____________| __________________________| __________________________
                  $146 |     ($1,337)         $220 |      ($1,463)          --
          =====================================================================




































The effective tax rate on income (loss) before income taxes is different from the prevailing federal income tax rate. A reconciliation of this difference is as follows:


                       POST-MERGER    POST-ACQUISITION      PRE-ACQUISITION
                       _______________________________________________________
                          For the |  For the    For the |  For the
                           period |   period     period |   period
                          October |  January     August |  January
                         25, 1997 |  1, 1997   14, 1996 |  1, 1996    For the
                          through |  through    through |  through year ended
                         December |  October   December |   August   December
                         31, 1997 | 24, 1997   31, 1996 | 13, 1996   31, 1995
                       ___________| ____________________| ____________________
                                       (Dollars in thousands)
                                  |                     |
Income (loss)                     |                     |
 before income taxes        ($279)|    ($608)      $570 |   $1,736     $3,364
                       ===========| ====================| ====================
Income tax                        |                     |
 (benefit) at federal             |                     |
 statutory rate              ($98)|    ($213)      $200 |     $607     $1,177
Tax effect (decrease) of:         |                     |
 Realization of NOL               |                     |
  carryforwards                -- |       --         -- |   (1,214)        --
 Dividends received               |                     |
  deduction                    -- |       --         -- |       --       (350)
 Goodwill amortization        220 |       --         -- |       --         --
 Compensatory stock               |                     |
  option and restricted           |                     |
  stock expense                -- |   (1,011)        -- |       --         --
 Other items                   24 |     (113)        20 |       --         17
 Valuation allowance           -- |       --         -- |     (856)      (844)
                       ___________| ____________________| ____________________
Income tax expense                |                     |
 (benefit)                   $146 |  ($1,337)      $220 |  ($1,463)       $--
                       =======================================================



















DEFERRED INCOME TAXES
The tax effect of temporary differences giving rise to the Company's deferred income tax assets and liabilities at December 31, 1997 and 1996 is as follows:

                                              POST-MERGER     POST-ACQUISITION
                                            ___________________________________
December 31                                       1997       |       1996
____________________________________________________________ | ________________
                                                    (Dollars in thousands)
                                                             |
Deferred tax assets:                                         |
 Future policy benefits                             $27,399  |         $19,102
 Deferred policy acquisition costs                    4,558  |           1,985
 Goodwill                                            17,620  |           5,918
 Net operating loss carryforwards                     3,044  |           1,653
 Other                                                1,548  |             235
                                            ________________ | ________________
                                                     54,169  |          28,893
Deferred tax liabilities:                                    |
 Unrealized appreciation (depreciation)                      |
  of securities at fair value                          (130) |            (145)
 Fixed maturity securities                           (1,665) |              --
 Present value of in force acquired                 (15,172) |         (29,068)
 Other                                                 (972) |             (45)
                                            ________________ | ________________
                                                    (17,939) |         (29,258)
                                            ________________ | ________________
Deferred income tax asset (liability)               $36,230  |           ($365)
                                            ===================================

The Company is required to establish a "valuation allowance" for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets, and, therefore, no such valuation allowance has been established.

8.  RETIREMENT PLANS
______________________________________________________________________________

DEFINED BENEFIT PLANS

In 1997, the Company was allocated their share of the pension liability associated with their employees. The Company's employees are covered by the employee retirement plan of an affiliate, Equitable Life. The benefits are based on years of service and the employee's average annual compensation during the last five years of employment. Further, Equitable Life sponsors a defined contribution plan that is qualified under Internal Revenue Code Section 401(k). The Company's funding and accounting policies are consistent with the funding requirements of Federal law and regulations.








The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet:

                                                               POST-MERGER
                                                         _______________________
                                                            December 31, 1997
                                                         _______________________
                                                         (Dollars in thousands)
Accumulated benefit obligation                                             $579
                                                         =======================

Plan assets at fair value, primarily bonds, common
 stocks, mortgage loans and short-term investments                           --
Projected benefit obligation for service rendered to date                  $956
                                                         _______________________
Pension liability                                                          $956
                                                         =======================


Net periodic pension cost included the following components:

                                             POST-MERGER       POST-ACQUISITION
                                          ______________________________________
                                             For the period |    For the period
                                           October 25, 1997 |   January 1, 1997
                                                    through |           through
                                          December 31, 1997 |  October 24, 1997
                                          __________________| __________________
                                                   (Dollars in thousands)
                                                            |
Service cost-benefits earned                                |
 during the period                                     $114 |              $568
Interest cost on projected                                  |
 benefit obligation                                      10 |                15
Net amortization and deferral                            -- |                 1
                                          __________________| __________________
Net periodic pension cost                              $124 |              $584
                                          ======================================

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 5.00%, respectively, at December 31, 1997. The average expected long term rate of return on plan assets was 9.00% in 1997.


9.   RELATED PARTY TRANSACTIONS
______________________________________________________________________________

DSI acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) of the variable insurance products issued by the Company which as of December 31, 1997 are sold primarily through six broker/dealer institutions. For the periods October 25, 1997, through December 31, 1997 and January 1, 1997 through October 24, 1997, the Company paid commissions to DSI totaling $9,931,000 and $26,419,000, respectively ($9,995,000 for the period August 14, 1996 through December 31, 1996 and $17,070,000 for the period January 1, 1996 through August 13, 1996). For the year ended December 31, 1995 commissions paid by Golden American to DSI aggregated $8,440,000.

Golden American provides certain managerial and supervisory services to DSI. Beginning in 1995, this fee was calculated as a percentage of average assets in the variable separate accounts. For the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, the fee was $508,000 and $2,262,000, respectively. For the periods August 14, 1996 through December 31, 1996 and January 1, 1996 through August 13, 1996 the fee was $877,000 and $1,390,000, respectively. This fee was $987,000 for 1995.

The Company has a service agreement with Equitable Investment Services, Inc. ("EISI"), an affiliate, in which EISI provides investment management services. Payments for these services totaled $200,000, $768,000 and $72,000 for the periods October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997 and August 14, 1996 through December 31, 1996, respectively.

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

Golden American provides certain advisory, computer and other resources and services to Equitable Life. Revenues for these services which reduced general expenses incurred by Golden American totaled $1,338,000 and $2,992,000 for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, respectively. No services were provided by Golden American in 1996.

The Company has a service agreement with Equitable Life in which Equitable Life provides administrative and financial related services. For the period October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, the Company incurred expenses of $13,000 and $16,000, respectively, under this agreement.

The Company had premiums, net of reinsurance, for variable products from six significant broker/dealers for the year ended December 31, 1997, that totaled $445,300,000, or 71% of premiums ($298,000,000 or 67% from two significant broker/dealers for the year ended December 31, 1996). Included in these amounts are premiums for 1997 of $26.2 million from LSSI, an affiliate.

SURPLUS NOTE:  On December 17, 1996, Golden American issued an 8.25% surplus note in the amount of $25,000,000 to Equitable. The note matures on December 17, 2026. The note and accrued interest thereon shall be subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made shall be subject to the prior approval of the Delaware Insurance Commissioner. Golden American incurred interest totaling $344,000 and $1,720,000 for the period October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, respectively. On December 17, 1996, Golden American contributed the $25,000,000 to First Golden acquiring 200,000 shares of common stock (100% of outstanding stock) of First Golden.

RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING America"), a Delaware corporation, and affiliate of EIC, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998 and expires December 31, 2007, Golden American and ING America can borrow up to $65,000,000 from one another. Interest on any Golden American borrowings is charged at the rate of ING America's cost of funds for the interest period plus 0.15%. Interest on any ING America borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar arrangement.

LINE OF CREDIT:   Golden American maintained a line of credit agreement with
Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement which became effective December 1, 1996 and expired December 31, 1997, Golden American could borrow up to $25,000,000. Interest on any borrowings was charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. Under this agreement, the Company incurred interest expense of $213,000 for the period October 25, 1997 through December 31, 1997, $362,000 for the period January 1, 1997 through October 24, 1997, and $85,000 for the period August 14, 1996 through December 31, 1996. At December 31, 1997, $24,059,000 was outstanding under this agreement. The outstanding balance was repaid by a capital contribution.


STOCKHOLDER'S EQUITY: On September 23, 1996, EIC Variable, Inc. contributed $50,000,000 of Preferred Stock to the Company's additional paid-in capital.

10.  COMMITMENTS AND CONTINGENCIES
______________________________________________________________________________

CONTINGENT LIABILITY: In a transaction that closed on September 30, 1992, Bankers Trust acquired from Mutual Benefit, in accordance with the terms of an Exchange Agreement, all of the issued and outstanding capital stock of Golden American and DSI and certain related assets for consideration with an aggregate value of $13,200,000 and contributed them to BT Variable. The transaction involved settlement of pre-existing claims of Bankers Trust against Mutual Benefit. The ultimate value of these claims has not yet been determined by the Superior Court of New Jersey and, prior to August 13, 1996, was contingently supported by a $5,000,000 note payable from Golden American and a $6,000,000 letter of credit from Bankers Trust. Bankers Trust had estimated that the contingent liability due from Golden American amounted to $439,000 at August 13, 1996. At August 13, 1996 the balance of the escrow account established to fund the contingent liability was $4,293,000.

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

REINSURANCE: At December 31, 1997, the Company had reinsurance treaties with five unaffiliated reinsurers covering a significant portion of the mortality risks under its variable contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. Reinsurance in force for life mortality risks were $96,686,000 and $58,368,000 at December 31, 1997 and 1996. At December 31, 1997, the Company has a net payable of $11,000 for reserve credits, reinsurance claims or other receivables from these reinsurers comprised of $240,000 for claims recoverable from reinsurers and a payable of $251,000 for reinsurance premiums. Included in the accompanying financial statements are net considerations to reinsurers of $326,000, $1,871,000, $875,000, $600,000 and $2,800,000 and net policy benefits recoveries of $461,000, $1,021,000, $654,000, $1,267,000 and $3,500,000 for the
periods October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, August 14, 1996 through December 31, 1996, and January 1, 1996 through August 13, 1996 and the year ended 1995, respectively.

Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty which increased income by $265,000, $335,000, $10,000 and $56,000 for the periods October
25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, August 14, 1996 through December 31, 1996 and January 1, 1996 through
August 13, 1996, respectively.  In 1995, net income was reduced by $109,000.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Company cannot predict whether and to what extent legislative initiatives may affect the right to offset. Based upon information currently available from the National Organization of Life and Health Insurance Guaranty Associations (NOLHGA), the Company believes that it is probable these insolvencies will result in future assessments which could be material to the Company's financial statements if the Company's reserve is not sufficient. The Company regularly reviews its reserve for these insolvencies and updates its reserve based upon the Company's interpretation of information from the NOLHGA annual report. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premium levels as well as its potential for premium tax offset. Accordingly, the Company accrued and charged to expense an additional $141,000 for the period October 25, 1997 through December 31, 1997, $446,000 for the period January 1, 1997 through October 24, 1997, $291,000 for the period August 14, 1996 through December 31, 1996 and $480,000 for the period January 1, 1996 through August 13, 1996. At December 31, 1997, the Company has an undiscounted reserve of $1,358,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $238,000 for assessments paid which may be recoverable through future premium tax offsets. The Company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments, based upon previous premiums, and known insolvencies at this time.

LITIGATION: In the ordinary course of business, the Company is engaged in litigation, none of which management believes is material.

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio (see Note 3 for further information). The Company's asset growth, net investment income and cash flow are primarily generated from the sale of variable products and associated future policy benefits and separate account liabilities. A significant portion of the Company's sales is generated by six broker/dealers. Substantial changes in tax laws that would make these products less attractive to consumers, extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed, could cause a severe impact to the Company's financial condition.

OTHER COMMITMENTS: At December 31, 1997, outstanding commitments to fund mortgage loans on real estate totaled $1,825,000.

YEAR 2000 (UNAUDITED): Based on a study of its computer software and hardware, the Company has determined its exposure to the Year 2000 change of the century date issue. Management believes the Company's systems are or will be substantially compliant by Year 2000 and has engaged external consultants to validate this assumption. Golden American has spent approximately $2,000 in 1997 related to the external consultants' analysis.
The projected cost to the Company for the external consultants' analysis is approximately $130,000 to $170,000. The only system known to be affected by this issue is a system maintained by an affiliate who will incur the related costs to make the system compliant. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, the Company will be contacting significant customers, suppliers and other third parties. To the extent these third parties would be unable to transact business in the Year 2000 and thereafter, the Company's operations could be adversely affected.

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



























PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) Financial statements and schedules

The following consolidated financial statements of Golden American Life Insurance Company are included in Item 8:



 Balance sheets - December 31, 1997 and 1996
 Statements of income - For the periods October 25, 1997 through
  December 31, 1997, January 1, 1997 through October 24, 1997,
  August 14, 1996 through December 31, 1996, January 1, 1996 through August 13, 1996 and for the year ended December 31, 1995 Statements of stockholder's equity - For the periods October 25,
  1997 through December 31, 1997, January 1, 1997 through October
  24, 1997, August 14, 1996 through December 31, 1996, January 1, 1996 through August 13, 1996 and for the year ended December 31, 1995
 Statements of cash flows - For the periods October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, August 14, 1996 through December 31, 1996, January 1, 1996 through August 13, 1996 and for the year ended December 31, 1995
 Notes to financial statements

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

(b) No reports on Form 8-K were filed for the quarter ended December 31, 1997.















ITEM 14(D).  SCHEDULES

                                SCHEDULE I
                          SUMMARY OF INVESTMENTS
                  OTHER THAN INVESTMENTS IN RELATED PARTIES
                           (Dollars in thousands)


                                                                       Balance
                                                                         Sheet
December 31, 1997                           Cost 1         Value        Amount
_______________________________________________________________________________
TYPE OF INVESTMENT
Fixed maturities, available for sale:
 Bonds:
  United States government and govern-
   mental agencies and authorities         $68,693       $68,842       $68,842
  Foreign governments                        2,062         2,053         2,053
  Public utilities                          25,899        25,944        25,944
  Investment grade corporate               219,526       220,420       220,420
  Below investment grade corporate          41,355        41,331        41,331
  Mortgage-backed securities                55,753        55,811        55,811
                                        ___________   ___________   ___________
  Total fixed maturities, available
   for sale                                413,288       414,401       414,401

Equity securities:
 Common stocks:  industrial, mis-
  cellaneous and all other                   4,437         3,904         3,904

Mortgage loans on real estate               85,093                      85,093
Policy loans                                 8,832                       8,832
Short-term investments                      14,460                      14,460
                                        ___________                 ___________
Total investments                         $526,110                    $526,690
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















                                SCHEDULE III
                     SUPPLEMENTARY INSURANCE INFORMATION
                          (Dollars in thousands)

          Column             Column      Column     Column    Column    Column
            A                  B           C          D          E         F
________________________________________________________________________________
                                           Future
                                           Policy               Other
                                 De-    Benefits,              Policy
                              ferred      Losses,              Claims    Insur-
                              Policy       Claims      Un-        and      ance
                              Acqui-          and   earned      Bene-  Premiums
                              sition         Loss  Revenue       fits       and
Segment                        Costs     Expenses  Reserve    Payable   Charges
________________________________________________________________________________
                                         POST-MERGER
________________________________________________________________________________
Period October 25, 1997
 through December 31, 1997:

Life insurance               $12,752     $505,304   $1,189        $10    $3,834

                                      POST-ACQUISITION
________________________________________________________________________________
Period January 1, 1997
 through October 24, 1997:

Life insurance                   N/A          N/A      N/A        N/A    18,288

Period August 14, 1996
 through December 31, 1996:

Life insurance                11,468      285,287    2,063         --     8,768

                                      PRE-ACQUISITION
________________________________________________________________________________
Period January 1, 1996
 through August 13, 1996:

Life insurance                   N/A          N/A      N/A        N/A    12,259

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











                                SCHEDULE III
              SUPPLEMENTARY INSURANCE INFORMATION - CONTINUED
                           (Dollars in thousands)

          Column             Column      Column     Column    Column    Column
            A                  G           H          I          J         K
________________________________________________________________________________

                                                     Amorti-
                                         Benefits     zation
                                          Claims,         of
                                           Losses   Deferred
                                 Net          and     Policy    Other
                             Invest-      Settle-     Acqui-  Operat-
                                ment         ment     sition      ing  Premiums
Segment                       Income     Expenses      Costs Expenses   Written
________________________________________________________________________________
                                         POST-MERGER
________________________________________________________________________________
Period October 25, 1997
 through December 31, 1997:

Life insurance                $5,127       $7,413     $892     $1,137        --

                                      POST-ACQUISITION
________________________________________________________________________________
Period January 1, 1997
 through October 24, 1997:

Life insurance                21,656       19,401    1,674     20,234        --

Period August 14, 1996
 through December 31, 1996:

Life insurance                 5,795        7,003      244      8,066        --

                                      PRE-ACQUISITION
________________________________________________________________________________
Period January 1, 1996
 through August 13, 1996:

Life insurance                 4,990        5,270    2,436      8,847        --

Year ended December 31, 1995:

Life insurance                 2,818        3,146    2,710     13,333        --










                                 SCHEDULE IV
                                 REINSURANCE

Column A               Column B     Column C  Column D     Column E   Column F
_______________________________________________________________________________
                                                Assumed              Percentage
                                    Ceded to       from               of Amount
                          Gross        Other      Other         Net     Assumed
                         Amount    Companies  Companies      Amount      to Net
_______________________________________________________________________________
 At December 31, 1997:
 Life insurance in
  force            $149,842,000  $96,686,000        --  $53,156,000         --
                   ============= ============ ========= ============ ==========
 At December 31, 1996:
 Life insurance in
  force             $86,192,000  $58,368,000        --  $27,824,000         --
                   ============= ============ ========= ============ ==========
 At December 31, 1995:
 Life insurance in
  force             $38,383,000  $24,709,000        --  $13,674,000         --
                   ============= ============ ========= ============ ==========


































Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   GOLDEN AMERICAN LIFE INSURANCE COMPANY
                              (Registrant)


DATE:  March 30, 1998                               By /s/Terry L. Kendall
                                                    _________________________
                                                        Terry L. Kendall
                                                           President

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


s/Paul E. Larson                Director
_________________________
Paul E. Larson


s/Susan B. Watson               Senior Vice President, Chief
_________________________        Financial Officer and
Susan B. Watson                  Director
(principal financial officer)

                                                                March 30, 1998
s/Frederick S. Hubbell          Director
_________________________
Frederick S. Hubbell


s/Myles R. Tashman              Executive Vice President,
_________________________        General Counsel, Secretary and
Myles R. Tashman                 Director


s/Beth B. Neppl                 Vice President Human Resources
_________________________       and Director
Beth B. Neppl


s/Michellen A. Wildin           Assistant Vice President and
_________________________        Chief Accounting Officer
Michellen A. Wildin
(principal accounting officer)


                                   INDEX

                   Exhibits to Annual Report on Form 10-K
                       Year ended December 31, 1997
                   GOLDEN AMERICAN LIFE INSURANCE COMPANY

2    PLAN OF ACQUISITION
     (a) Stock Purchase Agreement dated as of May 3, 1996, between Equitable and Whitewood Properties Corp. (incorporated by reference from Exhibit 2 in Equitable's Form 8-K filed August 28,
             1996)

     (b) Agreement and Plan of Merger dated as of July 7, 1997 among ING Groep N.V., PFHI Holdings, Inc., and Equitable (incorporated by reference from Exhibit 2 in Equitable's From 8-K filed July 11,
             1997)

3    ARTICLES OF INCORPORATION AND BY-LAWS
     (a) Articles of Incorporation of Golden American Life Insurance Company ("Registrant") (incorporated by reference from Amendment No. 9 to Registrant's Registration Statement of Form S-1 filed with the Securities and Exchange Commission ("the SEC") on February 17, 1998 (File No. 33-87272))

     (b)(i) By-laws of Golden American Life Insurance Company (incorporated by reference from Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272))

       (ii) By-laws of Golden American Life Insurance Company, as amended (incorporated by reference from Amendment No. 9 to the Registrant's Registration Statement on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272))

      (iii) Certificate of Amendment of the By-laws of MB Variable Life Insurance Company, as amended (incorporated by reference from Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272))

       (iv) By-laws of Golden American Life Insurance Company, as amended (12/21/93) (incorporated by reference from Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272))

4    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
     (a) Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(e) to Amendment No. 4 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about May 1, 1996 (File No. 33-87272))

     (b) Discretionary Group Deferred Combination Variable Annuity Contract (incorporated by reference from Exhibit 4(f) to Amendment No. 4 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about May 1, 1996 (File No. 33-87272))

     (c) Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(g) to Amendment No. 4 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about May 1, 1996 (File No. 33-87272))

                                   INDEX

                   Exhibits to Annual Report on Form 10-K
                       Year ended December 31, 1997
                   GOLDEN AMERICAN LIFE INSURANCE COMPANY

     (d) Individual Deferred Combination Variable and Fixed Annuity Application (incorporated by reference from Exhibit 4(k)to Amendment No. 4 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about May 1, 1996
             (File No. 33-87272))

     (e) Group Deferred Combination Variable and Fixed Annuity Enrollment Form (incorporated by reference from Exhibit 4(l) to Amendment No. 4 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about May 1, 1996 (File No. 33-87272))

     (f) Individual Deferred Variable Annuity Application (incorporated by reference from Exhibit 4(m) to Amendment No. 4 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about May 1, 1996 (File No. 33-87272))

     (g) Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 2 to a Registration Statement for Golden American filed with the SEC on February 12, 1998 (File No. 333-28765))

     (h) Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 2 to a Registration Statement for Golden American filed with the SEC on February 12, 1998 (File No. 333-28765))

     (i) Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to Amendment No. 2 to a Registrant Statement for Golden American filed with the SEC on February 12, 1998 (File No. 333-28765))

     (j) Individual Deferred Combination Variable and Fixed Annuity Application (incorporated by reference from Exhibit 4(e) to Amendment No. 1 to a Registration Statement for Golden American filed with the SEC on September 24, 1997 (File No. 333-28765))

     (k) Group Deferred Combination Variable and Fixed Annuity Enrollment Form (incorporated by reference from Exhibit 4(f) to Amendment No. 1 of a Registration Statement for Golden American filed with the SEC on September 24, 1997 (File No. 333-28765))

     (l) Individual Deferred Variable Annuity Application Group Deferred Combination Variable and Fixed Annuity Enrollment Form (incorporated by reference from Exhibit 4(g) to Amendment No. 1 to a Registration Statement for Golden American filed with the SEC on September 24, 1997 (File No. 333-28765))

     (m) Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 2 to a Registration Statement for Golden American filed with the SEC on February 12, 1998 (File No. 333-28681))


                                   INDEX

                   Exhibits to Annual Report on Form 10-K
                       Year ended December 31, 1997
                   GOLDEN AMERICAN LIFE INSURANCE COMPANY

     (n) Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 2 to a Registration Statement for Golden American filed with the SEC on February 12, 1998 (File No. 333-28681))

     (o) Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to Amendment No. 2 to a Registration Statement for Golden American filed with the SEC on February 12, 1998 (File No. 333-28681))

     (p) Individual Deferred Combination Variable and Fixed Annuity Application (incorporated by reference from Exhibit 4(e) to Amendment No. 1 to a Registration Statement for Golden American filed with the SEC on September 24, 1997 (File No. 333-28681))

     (q) Group Deferred Combination Variable and Fixed Annuity Enrollment Form (incorporated by reference from Exhibit 4(f) to Amendment No. 1 to a Registration Statement for Golden American filed with the SEC on September 24, 1997 (File No. 333-28681))

     (r) Individual Deferred Variable Annuity Application Group Deferred Combination Variable and Fixed Annuity Enrollment Form (incorporated by reference from Exhibit 4(g) to Amendment No. 1 to a Registration Statement for Golden American filed with the SEC on September 24, 1997 (File No. 333-28681))

     (s) Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 2 to a Registration Statement for Golden American filed with the SEC on February 12, 1998 (File No. 333-28743))

     (t) Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 2 to a Registration Statement for Golden American filed with the SEC on February 12, 1998 (File No. 333-28743))

     (u) Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to Amendment No. 2 to a Registration Statement for Golden American filed with the SEC on February 12, 1998 (File No. 333-28743))

     (v) Individual Deferred Combination Variable and Fixed Annuity Application (incorporated by reference from Exhibit 4(e) to Amendment No. 1 to a Registration Statement for Golden American filed with the SEC on September 24, 1997 (File No. 333-28743))

     (w) Group Deferred Combination Variable and Fixed Annuity Enrollment Form (incorporated by reference from Exhibit 4(f) to Amendment No. 1 to a Registration Statement for Golden filed with the SEC on September 24, 1997 (File No. 333-28743))


                                   INDEX

                   Exhibits to Annual Report on Form 10-K
                       Year ended December 31, 1997
                   GOLDEN AMERICAN LIFE INSURANCE COMPANY

     (x) Individual Deferred Variable Annuity Application Group Deferred Combination Variable and Fixed Annuity Enrollment Form (incorporated by reference from Exhibit 4(g) to Amendment No. 1 to a Registration Statement for Golden American filed with the SEC on September 24, 1997 (File No. 333-28743))


27   FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)