Form 10-Q
period 1998-06-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1998-08-14
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              =========

                              FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  June 30, 1998

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of August 7, 1998.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                            FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
_____________________________

Person for whom the Financial Information is given:    Golden American Life
                                                       Insurance Company

Condensed Consolidated Statements of Income (Unaudited):

                                               POST-MERGER    POST-ACQUISITION
                                             _________________________________
                                              For the Three  | For the Three
                                               Months ended  |  Months ended
                                              June 30, 1998  | June 30, 1997
                                             ________________|________________
                                                   (Dollars in thousands)
                                                             |
Revenues:                                                    |
 Annuity and interest sensitive life                         |
  product charges                                     $9,930 |         $2,469
 Management fee revenue                                1,114 |            660
 Net investment income                                 9,015 |          6,116
 Realized gains on investments                            46 |             52
 Other income                                          2,861 |            162
                                             ________________|________________
                                                      22,966 |          9,459
                                                             |
Insurance benefits and expenses:                             |
 Annuity and interest sensitive life                         |
  benefits:                                                  |
  Interest credited to account balances               21,263 |          4,573
  Benefit claims incurred in excess of                       |
   account balances                                      323 |             --
 Underwriting, acquisition and                               |
  insurance expenses:                                        |
  Commissions                                         31,140 |          8,547
  General expenses                                     7,348 |          4,197
  Insurance taxes                                        988 |            559
  Policy acquisition costs deferred                  (47,302)|         (9,434)
  Amortization:                                              |
   Deferred policy acquisition costs                   1,141 |            487
   Present value of in force acquired                  1,375 |             79
   Goodwill                                              944 |            458
                                             ________________|________________
                                                      17,220 |          9,466
Interest expense                                         330 |            592
                                             ________________|________________
                                                      17,550 |         10,058
                                             ________________|________________
                                                       5,416 |           (599)
                                                             |
Income taxes                                           2,259 |           (204)
                                             ________________|________________
Net income (loss)                                     $3,157 |          ($395)
                                             =================================

See accompanying notes.
Condensed Consolidated Statements of Income (Unaudited):

                                               POST-MERGER    POST-ACQUISITION
                                             _________________________________
                                               For the Six   |  For the Six
                                               Months ended  |  Months ended
                                              June 30, 1998  | June 30, 1997
                                             ________________|________________
                                                   (Dollars in thousands)
                                                             |
Revenues:                                                    |
 Annuity and interest sensitive life                         |
  product charges                                    $16,870 |         $9,781
 Management fee revenue                                2,023 |          1,278
 Net investment income                                17,857 |         11,492
 Realized gains on investments                           133 |             52
 Other income                                          2,906 |            272
                                             ________________|________________
                                                      39,789 |         22,875
                                                             |
Insurance benefits and expenses:                             |
 Annuity and interest sensitive life                         |
  benefits:                                                  |
  Interest credited to account balances               37,969 |          9,840
  Benefit claims incurred in excess of                       |
   account balances                                      411 |             --
 Underwriting, acquisition and                               |
  insurance expenses:                                        |
  Commissions                                         52,177 |         14,264
  General expenses                                    13,531 |          8,484
  Insurance taxes                                      1,789 |          1,210
  Policy acquisition costs deferred                  (80,856)|        (16,025)
  Amortization:                                              |
   Deferred policy acquisition costs                   2,076 |            836
   Present value of in force acquired                  2,963 |          2,180
   Goodwill                                            1,889 |            850
                                             ________________|________________
                                                      31,949 |         21,639
Interest expense                                       1,243 |          1,152
                                             ________________|________________
                                                      33,192 |         22,791
                                             ________________|________________
                                                       6,597 |             84
                                                             |
Income taxes                                           3,023 |             66
                                             ________________|________________
Net income (loss)                                     $3,574 |            $18
                                             =================================








See accompanying notes.
Condensed Consolidated Balance Sheets (Unaudited):

                                                         POST-MERGER
                                              _________________________________
                                               June 30, 1998 |December 31, 1997
                                              _______________|_________________
                                                    (Dollars in thousands,
                                                    except per share data)
                                                             |
ASSETS                                                       |
Investments:                                                 |
 Fixed maturities, available for sale,                       |
  at fair value (cost: 1998 - $516,449;                      |
  1997 - $413,288)                                  $518,373 |        $414,401
 Equity securities, at fair value                            |
  (cost: 1998 - $14,437; 1997 - $4,437)               12,607 |           3,904
 Mortgage loans                                       95,583 |          85,093
 Policy loans                                          9,219 |           8,832
 Short-term investments                               11,063 |          14,460
                                              _______________|_________________
Total investments                                    646,845 |         526,690
                                                             |
Cash and cash equivalents                             10,413 |          21,039
Due from affiliates                                       -- |             827
Accrued investment income                              7,737 |           6,423
Deferred policy acquisition costs                     91,336 |          12,752
Present value of in force acquired                    37,646 |          43,174
Current income taxes recoverable                         566 |             272
Deferred income tax asset                             33,412 |          36,230
Property and equipment, less allowances for                  |
 depreciation of $522 in 1998 and $97 in 1997          3,471 |           1,567
Goodwill, less accumulated amortization of                   |
 $2,519 in 1998 and $630 in 1997                     148,608 |         150,497
Other assets                                           5,588 |             195
Separate account assets                            2,475,034 |       1,646,169
                                              _______________|_________________
Total assets                                      $3,460,656 |      $2,445,835
                                              ===============|=================
                                                             |
LIABILITIES AND STOCKHOLDER'S EQUITY                         |
Policy liabilities and accruals:                             |
 Future policy benefits:                                     |
  Annuity and interest sensitive life products      $613,778 |        $505,304
  Unearned revenue reserve                             2,236 |           1,189
  Other policy claims and benefits                        -- |              10
                                              _______________|_________________
                                                     616,014 |         506,503
Reciprocal loan with affiliate                        18,900 |              --
Line of credit with affiliate                             -- |          24,059
Surplus note                                          25,000 |          25,000
Due to affiliates                                      2,162 |              80
Other liabilities                                     20,538 |          16,711
Separate account liabilities                       2,475,034 |       1,646,169
                                              _______________|_________________
                                                   3,157,648 |       2,218,522
                                                             |
Commitments and contingencies                                |

See accompanying notes.
Condensed Consolidated Balance Sheets (Unaudited) (Continued):

                                                         POST-MERGER
                                             __________________________________
                                              June 30, 1998  |December 31, 1997
                                             ________________|_________________
                                                   (Dollars in thousands,
                                                   except per share data)
                                                             |
Stockholder's equity:                                        |
 Common stock, par value $10 per share,                      |
  authorized, issued and outstanding                         |
  250,000 shares                                      $2,500 |          $2,500
 Additional paid-in capital                          297,640 |         224,997
 Accumulated comprehensive income (loss)                (281)|             241
 Retained earnings (deficit)                           3,149 |            (425)
                                             ________________|_________________
Total stockholder's equity                           303,008 |         227,313
                                             ________________|_________________
Total liabilities and stockholder's equity        $3,460,656 |      $2,445,835
                                             ==================================



































See accompanying notes.
Condensed Consolidated Statements of Cash Flows (Unaudited):

                                                POST-MERGER    POST-ACQUISITION
                                              _________________________________
                                                For the Six   |  For the Six
                                                Months ended  |  Months ended
                                               June 30, 1998  | June 30, 1997
                                              ________________|________________
                                                    (Dollars in thousands)
                                                              |
NET CASH PROVIDED BY (USED IN) OPERATING                      |
 ACTIVITIES                                          ($23,989)|         $2,606
                                                              |
INVESTING ACTIVITIES                                          |
Sale, maturity or repayment of investments:                   |
 Fixed maturities - available for sale                 64,086 |         19,172
 Mortgage loans on real estate                          2,586 |          4,746
 Short-term investments - net                           3,397 |          2,012
                                              ________________|________________
                                                       70,069 |         25,930
                                                              |
Acquisition of investments:                                   |
 Fixed maturities - available for sale               (168,715)|        (84,391)
 Equity securities                                    (10,000)|             (1)
 Mortgage loans on real estate                        (13,290)|        (23,957)
 Policy loans - net                                      (387)|         (3,021)
                                              ________________|________________
                                                     (192,392)|       (111,370)
Purchase of property and equipment                     (2,169)|           (456)
                                              ________________|________________
Net cash used in investing activities                (124,492)|        (85,896)
                                                              |
FINANCING ACTIVITIES                                          |
Proceeds from reciprocal loan agreement                       |
 borrowings                                           121,400 |             --
Repayment of reciprocal loan agreement                        |
 borrowings                                          (102,500)|             --
Proceeds from line of credit borrowings                    -- |         40,252
Repayment of line of credit borrowings                (24,059)|        (31,602)
Receipts from annuity and interest sensitive                  |
 life policies credited to policyholder                       |
 account balances                                     202,040 |        143,142
Return of policyholder account balances on                    |
 annuity and interest sensitive life policies         (31,104)|         (8,328)
Net reallocations to Separate Accounts               (100,422)|        (50,861)
Contribution from parent                               72,500 |             --
                                              ________________|________________
Net cash provided by financing activities             137,855 |         92,603
                                              ________________|________________







See accompanying notes.
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued):

                                                POST-MERGER    POST-ACQUISITION
                                              _________________________________
                                                For the Six   |  For the Six
                                                Months ended  |  Months ended
                                               June 30, 1998  | June 30, 1997
                                              ________________|________________
                                                    (Dollars in thousands)
                                                              |
Increase (decrease) in cash and cash                          |
 equivalents                                         ($10,626)|         $9,313
                                                              |
Cash and cash equivalents at beginning                        |
 of period                                             21,039 |          5,839
                                              ________________|________________
Cash and cash equivalents at end of period            $10,413 |        $15,152
                                              ================|================
                                                              |
SUPPLEMENTAL DISCLOSURE OF CASH FLOW                          |
 INFORMATION                                                  |
                                                              |
Cash paid during the period for:                              |
 Interest                                              $2,006 |             --
 Income taxes                                              -- |           $283
                                                              |
Non-cash financing activities:                                |
 Non-cash adjustment to paid in capital                       |
  for adjusted merger costs                               143 |             --
                                                              |


























See accompanying notes.
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This form is being filed with the reduced disclosure format specified in General Instruction H (1)(a) and (b) of Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Golden American Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 1997.

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

On August 13, 1996, Equitable acquired all of the outstanding capital stock of EIC Variable, Inc. (formerly known as BT Variable, Inc.) and its wholly owned subsidiaries, Golden American and Directed Services, Inc. ("DSI"), from Whitewood Properties Corporation ("Whitewood") pursuant to the terms of a Stock Purchase Agreement between Equitable and Whitewood.

For financial statement purposes, the ING merger was accounted for as a purchase effective October 25, 1997 and the change in control of Golden American through the acquisition of BT Variable, Inc. was accounted for as a purchase effective August 14, 1996. The merger and acquisition resulted in new bases of accounting reflecting estimated fair values of assets and liabilities at their respective dates. As a result, the Company's financial statements for the period subsequent to October 24, 1997, are presented on the Post-Merger new basis of accounting, for the period August 14, 1996 through October 24, 1997, are presented on the Post-Acquisition basis of accounting, and for August 13, 1996 and prior periods are presented on the Pre-Acquisition basis of accounting.

FAIR VALUES
Estimated fair values of investment grade public bonds are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities.

RECLASSIFICATION
Certain amounts in the June 30, 1997, financial statements have been reclassified to conform to the June 30, 1998, financial statement presentation.

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

During the second quarter and first six months of 1998, total comprehensive income (loss) for the Company amounted to $2,606,000 and $3,052,000, respectively ($978,000 and $(369,000), respectively, for the same periods of 1997). Included in these amounts are total comprehensive income for First Golden of $379,000 and $573,000 for the second quarter and first six months of 1998, respectively ($466,000 and $328,000, respectively, for the same periods of 1997).

NOTE 3 -- RELATED PARTY TRANSACTIONS

DSI acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) of the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint the broker/dealers as agents. As of June 30, 1998, the Company's variable insurance products are sold primarily through four broker/dealer institutions. The Company paid commissions and expenses to DSI totaling $29,407,000 in the second quarter and $50,444,000 for the first six months of 1998 ($8,547,000 and $14,264,000, respectively, for the same periods of 1997).

Golden American provides certain advisory, computer and other resources and services to Equitable Life Insurance Company of Iowa ("Equitable Life"). Revenues for these services, which reduce general expenses incurred by Golden American, totaled $1,234,000 in the second quarter and $3,567,000 for the first six months of 1998.

The Company has a service agreement with Equitable Life in which Equitable Life provides administrative and financial related services. The Company incurred expenses of $165,000 in the second quarter and $314,000 for the first six months of 1998 under this agreement.

First Golden provides resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $19,000 in the second quarter and $38,000 for the first six months of 1998.

Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate of EIC, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement which became effective January 1, 1998, and expires December 31, 2007, Golden American and ING AIH can borrow up to $65,000,000 from one another. Prior to lending funds to ING AIH, Golden American must obtain the prior approval of the State of Delaware Department of Insurance. Interest on any Golden American borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, Golden American incurred interest expense of $577,000 in the second quarter and $764,000 for the first six months of 1998. At June 30, 1998, $18,900,000 was payable to ING AIH under this agreement.

Effective January 1, 1998, the Company has an asset management agreement with ING Investment Management LLC ("ING-IM"), an affiliated company, in which ING-IM provides asset management services. Under the agreement, the Company records a fee based on the value of the assets under management. The fee is payable quarterly. For the second quarter and first six months of 1998, the Company incurred fees of $354,000 and $672,000, respectively, under this agreement.

Golden American maintained a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement which became effective December 1, 1996 and expired December 31, 1997, Golden American could borrow up to $25,000,000. Interest on any borrowings was charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. Under this agreement, Golden American incurred interest expense of $211,000 for the first six months of 1998 ($71,000 and $114,000 in the second quarter and first six months of 1997, respectively). The outstanding balance was paid by a capital contribution.

The Company had premiums, net of reinsurance, for variable products from four significant broker/dealers for the six months ended June 30, 1998, that totaled $349,000,000 or 39% of premiums. Included in this amount are premiums of $58,300,000 for the first six months of 1998 from Locust Street
Securities, Inc., an affiliate.   In addition, premiums for the first six
months of 1998 of $15,800,000 and $8,900,000 were received from two affiliates, Vestax Securities Corporation and DSI, respectively.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At June 30, 1998, Golden American had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. At June 30, 1998, the Company has a net receivable of $5,180,000 for reserve credits, reinsurance claims or other receivables from these reinsurers comprised of $205,000 for claims recoverable from reinsurers, $368,000 for a payable for reinsurance premiums, and $5,343,000 for a receivable from an unaffiliated reinsurer. Included in the accompanying financial statements are net considerations to reinsurers of $1,028,000 in the second quarter and $1,966,000 for the first six months of 1998 compared to $430,000 and $851,000, respectively, for the same periods in 1997. Also included in the accompanying financial statements are net policy benefits (recoveries) of $290,000 and $824,000 in the second quarter and first six months of 1998, respectively ($(48,000) and $429,000, respectively, for the same periods of 1997).

Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty.

INVESTMENT COMMITMENTS: At June 30, 1998, outstanding commitments to fund mortgage loans on real estate totaled $24,965,000.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums as well as its potential for premium tax offset. The Company has established an undiscounted reserve to cover such assessments and regularly reviews information regarding known failures and revises its estimates of future guaranty fund assessments. Accordingly, the Company accrued and charged to expense an additional $217,000 in the second quarter and $390,000 for the first six months of 1998. At June 30, 1998, the Company has an undiscounted reserve of $1,700,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $261,000 for assessments paid which may be recoverable through future premium tax offsets. The Company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments based upon previous premium levels and known insolvencies at this time.

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

YEAR 2000: Based on a study of its computer software and hardware, the Company has determined its exposure to the Year 2000 change of the century date issue. Management believes the Company's systems are or will be substantially compliant by Year 2000 and has engaged external consultants to validate this assumption. Golden American has spent approximately $61,000 in the second quarter and $136,000 in the first six months of 1998 related to the external consultants' analysis. The additional projected cost to the Company for the external consultants' analysis is approximately $40,000 to $70,000. The only system known to be affected by this issue is a system maintained by an affiliate that will incur the related costs to make the system compliant. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, the Company will continue to contact significant customers, suppliers and other third parties. To the extent these third parties would be unable to transact business in the Year 2000 and thereafter, the Company's operations could be adversely affected.






ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's condensed consolidated results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources has also been provided. This analysis should be read in conjunction with the condensed consolidated financial statements, the related notes and the Cautionary Statement Regarding Forward-Looking Statements which appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated condensed financial statements include the accounts of Golden American Life Insurance Company ("Golden American") and its subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Company").

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

For financial statement purposes, the change in control of the Company through the ING merger was accounted for as a purchase effective October 25, 1997. This merger resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at that date. As a result, the Company's financial statements for the period subsequent to October 24, 1997, are presented on the Post-Merger new basis of accounting.

The purchase price was allocated to the companies mentioned previously. Goodwill of $1.4 billion was established for the excess of the merger cost over the fair value of the assets and liabilities of EIC with $151.1 million pushed down to the Company. The allocation of the purchase price to the Company was $227.6 million. Present value of in force acquired ("PVIF") decreased $2.7 million in the second quarter of 1998 to adjust the value of other receivables and increased $0.2 million in the first quarter of 1998 as a result of an adjustment to the merger costs. The cost of the acquisition is preliminary as it relates to estimated expenses, and as a result, the allocation of the purchase price to the Company may change. Goodwill resulting from the merger is being amortized over 40 years on a straight-line basis. The carrying value will be reviewed periodically for any indication of impairment in value.

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

PREMIUMS

                         POST-MERGER                          |POST-ACQUISITION
                        _____________                         |________________
                                       Percentage    Dollar   |
Six months ended June 30    1998         Change      Change   |      1997
______________________________________________________________|________________
                                        (Dollars in millions) |
                                     |            |           |
Variable annuity                     |            |           |
 premiums:                           |            |           |
 Separate account             $696.0 |      662.4%|    $604.7 |          $91.3
 Fixed account                 199.6 |       41.7 |      58.8 |          140.8
                        _____________|____________|___________|________________
Total variable                       |            |           |
 annuity premiums              895.6 |      285.8 |     663.5 |          232.1
Variable life                        |            |           |
 premiums                        6.9 |      (33.1)|      (3.5)|           10.4
                        _____________|____________|___________|________________
Total premiums                $902.5 |      272.1%|    $660.0 |         $242.5
                        =======================================================

Variable annuity separate account premiums increased 662.4% during the first six months of 1998 and increased 51.1% over first quarter 1998 premiums. These increases resulted from increased sales of the new Premium Plus product introduced in October of 1997 and the increased sales levels of the Company's other products. The fixed account portion of the Company's variable annuity premiums increased 41.7% during the first six months of 1998 and increased 12.6% in the second quarter of 1998 compared to the first quarter of 1998. Although variable life premiums decreased 33.1% during the first six months of 1998, variable life premiums increased 39.0% over first quarter 1998 premiums.

Premiums, net of reinsurance, for variable products from four significant sellers totaled $349.0 million or 39% of total premiums for the first six months of 1998.

REVENUES

                         POST-MERGER                          |POST-ACQUISITION
                        ______________                        |________________
                                        Percentage    Dollar  |
Six months ended June 30     1998         Change      Change  |      1997
______________________________________________________________|________________
                                        (Dollars in millions) |
                                      |             |         |
Annuity and interest                  |             |         |
 sensitive life                       |             |         |
 product charges                $16.9 |       72.5% |    $7.1 |           $9.8
Management fee revenue            2.0 |       58.3  |     0.7 |            1.3
Net investment income            17.9 |       55.4  |     6.4 |           11.5
Realized gains                        |             |         |
 on investments                   0.1 |      153.1  |     0.1 |             --
Other income                      2.9 |      968.7  |     2.6 |            0.3
                        ______________|_____________|_________|________________
                                $39.8 |       73.9% |   $16.9 |          $22.9
                        =======================================================

Total revenues increased 73.9% in the first six months of 1998. Annuity and interest sensitive life product charges increased 72.5% in the first six months of 1998 due primarily to increased sales. This increase was partially offset by the elimination of the unearned revenue reserve related to in force acquired at the merger date which resulted in lower annuity and interest sensitive life product charges compared to Post-Acquisition levels.

Golden American provides certain managerial and supervisory services to DSI. This fee, calculated as a percentage of average assets in the variable separate accounts, was $2.0 million and $1.3 million for the first six months of 1998 and 1997, respectively.

Net investment income increased 55.4% in the first six months of 1998 due to the increase in invested assets. The Company had $133,000 of realized gains on the sale of investments in the first six months of 1998, compared to gains of $52,000 in the same period of 1997.

Other income increased $2.6 million to $2.9 million in the first six months of 1998 due primarily to income received from a modified coinsurance agreement with an unaffiliated reinsurer as a result of increased sales.

EXPENSES

Total insurance benefits and expenses increased $10.3 million, or 47.6%, to $31.9 million in the first six months of 1998. Interest credited to account balances increased $28.1 million, or 285.8%, to $38.0 million in the first six months of 1998. This increase resulted from an extra credit bonus on the new Premium Plus product introduced in October of 1997 which resulted in a $20.4 million increase in interest credited during the first six months of 1998 as well as the higher account balances associated with the Company's fixed account option within its variable products.

Commissions increased $37.9 million, or 265.8%, to $52.2 million in the first six months of 1998. Insurance taxes increased $0.6 million, or 47.9%, to $1.8 million in the first six months of 1998. Increases and decreases in commissions and insurance taxes are generally related to changes in the level of variable product sales. Insurance taxes are impacted by several other factors which include an increase in FICA taxes primarily due to bonuses and an increase in state licenses and fees. Most costs incurred as the result of new sales have been deferred, thus having very little impact on earnings.

General expenses increased $5.0 million, or 59.5%, to $13.5 million in the first six months of 1998. The Company uses a network of wholesalers to distribute its products and the salaries of these wholesalers are included in general expenses. The portion of these salaries and related expenses which vary with sales production levels are deferred, thus having little impact on earnings. The increase in general expenses was partially offset by reimbursements received from Equitable Life, an affiliate, for certain advisory, computer and other resources and services provided by Golden American. Management expects general expenses to continue to increase in 1998 as a result of the emphasis on expanding the salaried wholesaler distribution network.

The Company's deferred policy acquisition costs ("DPAC"), previous balance of present value of in force acquired and unearned revenue reserve, as of the merger date, were eliminated and an asset of $44.3 million representing PVIF was established for all policies in force at the merger date. PVIF decreased $2.7 million in the second quarter of 1998 to adjust the value of other receivables and increased $0.2 million in the first quarter of 1998 as a result of an adjustment to the merger costs. The amortization of PVIF and DPAC increased $2.0 million, or 67.0%, in the first six months of 1998. During the second quarter of 1997, PVIF was unlocked by $2.3 million to reflect narrower current spreads than the gross profit model assumed. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization is $5.3 million for the remainder of 1998, $5.6 million in 1999, $5.3 million in 2000, $4.8 million in 2001, $4.0 million in 2002 and $3.2 million in 2003. Certain expense estimates inherent in the cost of the merger may change resulting in changes of the allocation of the purchase price. If changes occur, the impact could result in changes to PVIF and the related amortization and deferred taxes. Actual amortization may vary based upon changes in assumptions and experience.

Amortization of goodwill during the first six months of 1998 totaled $1.9 million. Goodwill resulting from the merger is being amortized on a straight-line basis over 40 years and is expected to approximate $3.8 million annually.

Interest expense on the $25 million surplus note issued in December 1996 was $1.0 million in the first six months of 1998, unchanged from the same period of 1997. In addition, Golden American paid interest of $0.2 million on the line of credit during the first six months of 1998. Golden American also paid $0.8 million in the first six months of 1998 to ING America Insurance Holdings, Inc. for interest on the reciprocal loan agreement.

NET INCOME

Net income for the first six months of 1998 was $3.6 million, an increase of $3.6 million over net income of $18,000 in the same period of 1997.

FINANCIAL CONDITION
___________________

INVESTMENTS

The financial statement carrying value of the Company's total investment portfolio grew 22.5% in the first six months of 1998. The amortized cost basis of the Company's total investment portfolio grew 22.6% during the same period. All of the Company's investments, other than mortgage loans, are carried at fair value in the Company's financial statements. As such, growth in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity and equity securities as well as growth in the cost basis of these securities. Growth in the cost basis of the Company's investment portfolio resulted from the investment of premiums from the sale of the Company's fixed account option. The Company manages the growth of its insurance operations in order to maintain adequate capital ratios.

To support the fixed account option of the Company's variable insurance products, cash flow was invested primarily in fixed maturity securities and mortgage loans. At June 30, 1998, the Company's investment portfolio at amortized cost was $636.9 million with a yield of 6.7% and carrying value of $638.7 million.

FIXED MATURITY SECURITIES: At June 30, 1998, the Company had fixed maturities with an amortized cost of $516.4 million and an estimated fair value of $518.4 million. The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities ($405.4 million or 78.5%), which include securities issued by the U.S. government, its agencies and corporations that are rated at least BBB- by Standard & Poor's Rating Services ("Standard & Poor's"), and below investment grade securities ($48.2 million or 9.3%), which are securities issued by corporations that are rated BB+ to B- by Standard & Poor's. Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners rating of 1, 2, 3 or 4 ($62.8 million or 12.2%).

The Company classifies 100% of its securities as available for sale. Net unrealized appreciation of fixed maturity securities of $2.0 million was comprised of gross appreciation of $3.0 million and gross depreciation of $1.0 million. Net unrealized holding losses on these securities, net of adjustments to DPAC, PVIF and deferred income taxes, increased stockholder's equity by $0.9 million at June 30, 1998.

The Company began investing in below investment grade securities during 1996. At June 30, 1998, the amortized cost value of the Company's total investment in below investment grade securities was $63.3 million, or 9.9%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of its investment portfolio. At June 30, 1998, the yield at amortized cost on the Company's below investment grade portfolio was 7.9% compared to 6.5% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $63.3 million, or 100.1% of amortized cost value, at June 30, 1998.

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

During the first six months of 1998, fixed maturity securities designated as available for sale with a combined amortized cost of $63.0 million were called or repaid by their issuers. In total, net pre-tax gains from sales, calls and repayments of fixed maturity investments amounted to $0.2 million in the first six months of 1998.

At June 30, 1998, no fixed maturity securities were deemed to have impairments in value that are other than temporary. The Company's fixed maturity investment portfolio had a combined yield at amortized cost of 6.8% at June 30, 1998.

EQUITY SECURITIES:    At June 30, 1998, the Company owned equity securities
with a cost of $14.4 million and an estimated fair value of $12.6 million. Net unrealized depreciation of equity securities of $1.8 million was comprised of gross appreciation of $0.2 million and gross depreciation of $2.0 million. Equity securities are primarily comprised of the Company's investment in shares of the mutual funds underlying the Company's registered separate accounts.

MORTGAGE LOANS: Mortgage loans represent 15.0% of the Company's investment portfolio. Mortgages outstanding were $95.6 million at June 30, 1998, with an estimated fair value of $97.3 million. The Company's mortgage loan portfolio includes 56 loans with an average size of $1.7 million and average seasoning of 1.0 years if weighted by the number of loans. The Company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At June 30, 1998, the yield on the Company's mortgage loan portfolio was 7.3%.

At June 30, 1998, no mortgage loans were delinquent by 90 days or more. The Company does not expect to incur material losses from its mortgage loan portfolio. The Company's loan investment strategy is consistent with that of other life insurance subsidiaries of EIC. The insurance subsidiaries have experienced a historically low default rate in their mortgage loan portfolios.

At June 30, 1998, the Company had no investments in default. The Company estimated its total investment portfolio, excluding policy loans, had a fair value approximately equal to 100.3% of its amortized cost value for accounting purposes at June 30, 1998.

OTHER ASSETS

Accrued investment income increased $1.3 million during the first six months of 1998 due to an increase in the overall size of the portfolio resulting from the investment of premiums allocated to the fixed account option of the Company's variable products.

DPAC represents certain deferred costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business subsequent to the merger. The Company's DPAC and previous balance of PVIF were eliminated as of the merger date, and an asset representing the PVIF was established for all policies in force at the merger date. PVIF is amortized into income in proportion to the expected gross profits of the in force acquired in a manner similar to DPAC amortization. Any expenses which vary with the sales of the Company's products are deferred and amortized. At June 30, 1998, the Company had DPAC and PVIF balances of $91.3 million and $37.6 million, respectively. PVIF decreased $2.7 million in the second quarter of 1998 for an adjustment to the value of other receivables and increased $0.2 million in the first quarter of 1998 for an adjustment made to the merger costs.

Goodwill totaling $151.1 million, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Amortization of goodwill through June 30, 1998, was $1.9 million.

At June 30, 1998, the Company had $2.5 billion of separate account assets compared to $1.6 billion at December 31, 1997. The increase in separate account assets resulted from market appreciation and growth in sales of the Company's variable annuity products.

At June 30, 1998, the Company had total assets of $3.5 billion, a 41.5% increase from December 31, 1997.

LIABILITIES

In conjunction with the volume of variable insurance sales, the Company's total liabilities increased $939.1 million, or 42.3%, during the first six months of 1998 and totaled $3.2 billion at June 30, 1998. Future policy benefits for annuity and interest sensitive life products increased $108.5 million, or 21.5%, to $613.8 million reflecting premium growth in the Company's fixed account option of its variable products. Market appreciation and premium growth, net of redemptions, also accounted for the $828.9 million, or 50.4%, increase in separate account liabilities to $2.5 billion at June 30, 1998.

Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings Inc. ("ING AIH"), a Delaware corporation and affiliate of EIC, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998, and expires on December 31, 2007, Golden American and ING AIH can borrow up to $65 million from one another. Prior to lending funds to ING AIH, Golden American must obtain approval from the State of Delaware Department of Insurance. At June 30, 1998, $18.9 million was payable to ING AIH under this agreement.

On December 17, 1996, Golden American issued a $25 million, 8.25% surplus note to Equitable which matures on December 17, 2026. As a result of the merger, the surplus note is now payable to EIC.

The effects of inflation and changing prices on the Company are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in purchasing power when monetary assets exceed monetary liabilities.


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

The liquidity requirements of the Company are met by cash flow from variable insurance premiums, investment income and maturities of fixed maturity investments, mortgage loans and short-term investments. The Company primarily uses funds for the payment of insurance benefits, commissions, operating expenses and the purchase of new investments.

The Company's home office operations are currently housed in leased locations in Wilmington, Delaware, West Chester, Pennsylvania, Chadds Ford, Pennsylvania and New York, New York. The Company has signed short-term leases for additional office space in both West Chester and Chadds Ford, Pennsylvania for use in the transition to a new office building. The Company has entered into agreements with a developer to develop and lease a 65,000 square foot office building to house all of the Company's operations, except for New York. The Company intends to spend approximately $4.2 million on capital needs during the remainder of 1998.

The Company intends to continue expanding its operations. Future growth in the Company's operations will require additional capital. The Company believes it will be able to fund the capital required for projected new business primarily with future capital contributions from its Parent. During the first six months of 1998, Golden American received capital contributions from EIC of $72.5 million.

The ability of Golden American to pay dividends to its Parent is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During the remainder of 1998, Golden American cannot pay dividends to its parent without prior approval of statutory authorities. The Company has maintained adequate statutory capital and surplus and has not used surplus relief or financial reinsurance.

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

REINSURANCE: At June 30, 1998, Golden American had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

YEAR 2000 PROJECT: Based on a study of its computer software and hardware, the Company has determined its exposure to the Year 2000 change of the century date issue. Management believes the Company's systems are or will be substantially compliant by Year 2000 and has engaged external consultants to validate this assumption. Golden American has spent approximately $136,000 in the first six months of 1998 related to the external consultants' analysis. The additional projected cost for the external consultants analysis is approximately $40,000 to $70,000. The only system known to be affected by this issue is a system maintained by an affiliate that will incur the related costs to make the system compliant. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, the Company will continue to contact significant customers, suppliers and other third parties. To the extent these third parties would be unable to transact business in the Year 2000 and thereafter, the Company's operations could be adversely affected.

SURPLUS NOTE: On December 17, 1996, Golden American issued a surplus note in the amount of $25 million to Equitable. The note matures on December 17, 2026 and accrues interest of 8.25% per annum until paid. The note and accrued interest thereon shall be subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made shall be subject to the prior approval of the Delaware Insurance Commissioner. On December 17, 1996, Golden American contributed the $25 million to First Golden, acquiring 200,000 shares of common stock (100% of shares outstanding) of First Golden. As a result of the merger, the surplus note is now payable to EIC.

RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING AIH to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998, and expires on December 31, 2007, Golden American and ING AIH can borrow up to $65 million from one another. Prior to lending funds to ING AIH, Golden American must obtain approval from the State of Delaware Department of Insurance. At June 30, 1998, $18.9 million was payable to ING AIH under this agreement.





















CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the Company's business:

1. Prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value and liquidity of the Company's investments and the lapse rate of the Company's policies, notwithstanding product design features intended to enhance persistency of the Company's products.

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

6. To the extent third parties are unable to transact business in the Year 2000 and thereafter, the Company's operations could be adversely affected.




























                       PART II.  OTHER INFORMATION


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



DATE:  August 14, 1998           GOLDEN AMERICAN LIFE INSURANCE COMPANY





                                 By/s/ Barnett Chernow
                                      ____________________________________
                                 Barnett Chernow
                                 President and Director
                                 (Officer)


                                 By/s/ Michellen A. Wildin
                                      ____________________________________
                                 Michellen A. Wildin
                                 Assistant Vice President and
                                 Chief Accounting Officer
                                 (Principal Accounting Officer)
































                                   INDEX

                           Exhibits to Form 10-Q
                       Six Months ended June 30, 1998
                   GOLDEN AMERICAN LIFE INSURANCE COMPANY

2    PLAN OF ACQUISITION
     (a) Stock Purchase Agreement dated as of May 3, 1996, between Equitable of Iowa Companies ("Equitable") and Whitewood Properties Corp. (incorporated by reference from Exhibit 2 in Equitable's Form 8-K filed August 28, 1996)

     (b) Agreement and Plan of Merger dated as of July 7, 1997, among ING Groep N.V., PFHI Holdings, Inc., and Equitable (incorporated by reference from Exhibit 2 in Equitable's Form 8-K filed July 11,
             1997)

3    ARTICLES OF INCORPORATION AND BY-LAWS
     (a) Articles of Incorporation of Golden American Life Insurance Company ("Registrant" or "Golden American") (incorporated by reference from Exhibit 3(a) to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC") on February 17, 1998
             (File No. 33-87272))

     (b)(i)  By-laws of Golden American (incorporated by reference from
             Exhibit 3(b)(i) to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272))

       (ii) By-laws of Golden American, as amended (incorporated by reference from Exhibit 3(b)(ii) to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272))

      (iii) Certificate of Amendment of the By-laws of MB Variable Life Insurance Company, as amended (incorporated by reference from Exhibit 3(b)(iii) to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272))

       (iv) By-laws of Golden American, as amended (12/21/93)(incorporated by reference from Exhibit 3(b)(iv) to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272))

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




                                   INDEX

                           Exhibits to Form 10-Q
                       Six Months ended June 30, 1998
                   GOLDEN AMERICAN LIFE INSURANCE COMPANY

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



                                   INDEX

                            Exhibits to Form 10-Q
                       Six Months ended June 30, 1998
                   GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

10   MATERIAL CONTRACTS
     (a) Administrative Services Agreement, dated as of January 1, 1997, between Golden American and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(a) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353))

     (b) Service Agreement, dated as of January 1, 1994, between Golden American and Directed Services, Inc. (incorporated by reference from Exhibit 10(b) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998
             (File No. 333-51353))

     (c) Service Agreement, dated as of January 1, 1997, between Golden American and Equitable Investment Services,Inc. (incorporated by reference from Exhibit 10(c) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353))

     (d) Participation Agreement between Golden American and Warburg Pincus Trust (incorporated by reference from Exhibit 8(a) to Amendment No. 54 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about April 30, 1998 (File No. 333-28679 and 811-5626))

     (e) Participation Agreement between Golden American and PIMCO Variable Trust (incorporated by reference from Exhibit 8(b) to Amendment No. 54 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about April 30, 1998 (File No. 333-28679 and 811-5626))

     (f) Asset Management Agreement, dated January 20, 1998, between Golden American and ING Investment Management LLC

     (g) Reciprocal Loan Agreement, dated January 1, 1998, as amended March 20, 1998, between Golden American and ING America Insurance Holdings, Inc.

                                   INDEX

                            Exhibits to Form 10-Q
                       Six Months ended June 30, 1998
                   GOLDEN AMERICAN LIFE INSURANCE COMPANY

     (h) Underwriting Agreement between Golden American and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about February 17, 1998
             (File No. 33-87272))

27   FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)