Form 10-Q
period 1998-09-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1998-11-13
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              =========

                              FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of November 6, 1998.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).









                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
____________________________

Person for whom the Financial Information is given:    Golden American Life
                                                       Insurance Company

Condensed Consolidated Statements of Income (Unaudited):

                                           POST-MERGER      POST-ACQUISITION
                                        _____________________________________
                                          For the Three   |  For the Three
                                           Months ended   |   Months ended
                                        September 30, 1998|September 30, 1997
                                        __________________|__________________
                                                (Dollars in thousands)
                                                          |
Revenues:                                                 |
 Annuity and interest sensitive life                      |
  product charges                                 $10,114 |           $6,156
 Management fee revenue                             1,234 |              736
 Net investment income                             10,675 |            7,463
 Realized gains on investments                        303 |                6
 Other income                                       1,899 |              155
                                        __________________|__________________
                                                   24,225 |           14,516
                                                          |
Insurance benefits and expenses:                          |
 Annuity and interest sensitive life                      |
  benefits:                                               |
  Interest credited to account balances            26,141 |            7,000
  Benefit claims incurred in excess of                    |
   account balances                                   451 |              118
 Underwriting, acquisition and                            |
  insurance expenses:                                     |
  Commissions                                      32,781 |            8,849
  General expenses                                  9,949 |            3,278
  Insurance taxes                                     891 |              483
  Policy acquisition costs deferred               (52,760)|           (9,439)
  Amortization:                                           |
   Deferred policy acquisition costs                1,938 |              597
   Present value of in force acquired                 289 |            2,285
   Goodwill                                           945 |              411
                                        __________________|__________________
                                                   20,625 |           13,582
Interest expense                                    1,026 |              675
                                        __________________|__________________
                                                   21,651 |           14,257
                                        __________________|__________________
                                                    2,574 |              259
                                                          |
Income taxes                                        1,271 |              (65)
                                        __________________|__________________
Net income                                         $1,303 |             $324
                                        =====================================

See accompanying notes.
Condensed Consolidated Statements of Income (Unaudited):

                                           POST-MERGER      POST-ACQUISITION
                                        _____________________________________
                                           For the Nine   |   For the Nine
                                           Months ended   |   Months ended
                                        September 30, 1998|September 30, 1997
                                        __________________|__________________
                                                (Dollars in thousands)
                                                          |
Revenues:                                                 |
 Annuity and interest sensitive life                      |
  product charges                                 $26,984 |          $15,937
 Management fee revenue                             3,257 |            2,014
 Net investment income                             29,296 |           18,955
 Realized gains on investments                        436 |               58
 Other income                                       4,805 |              427
                                        __________________|__________________
                                                   64,778 |           37,391
                                                          |
Insurance benefits and expenses:                          |
 Annuity and interest sensitive life                      |
  benefits:                                               |
  Interest credited to account balances            64,110 |           16,840
  Benefit claims incurred in excess of                    |
   account balances                                   862 |              118
 Underwriting, acquisition and                            |
  insurance expenses:                                     |
  Commissions                                      84,958 |           23,113
  General expenses                                 23,480 |           11,762
  Insurance taxes                                   2,680 |            1,693
  Policy acquisition costs deferred              (133,616)|          (25,464)
  Amortization:                                           |
   Deferred policy acquisition costs                4,014 |            1,433
   Present value of in force acquired               3,252 |            4,465
   Goodwill                                         2,834 |            1,261
                                        __________________|__________________
                                                   52,574 |           35,221
Interest expense                                    3,033 |            1,827
                                        __________________|__________________
                                                   55,607 |           37,048
                                        __________________|__________________
                                                    9,171 |              343
                                                          |
Income taxes                                        4,294 |                1
                                        __________________|__________________
Net income                                         $4,877 |             $342
                                        =====================================









See accompanying notes.
Condensed Consolidated Balance Sheets (Unaudited):

                                                       POST-MERGER
                                          _____________________________________
                                          September 30, 1998|December 31, 1997
                                          __________________|__________________
                                                  (Dollars in thousands,
                                                  except per share data)
                                                            |
ASSETS                                                      |
Investments:                                                |
 Fixed maturities, available for sale,                      |
  at fair value (cost: 1998 - $610,316;                     |
  1997 - $413,288)                                 $618,650 |         $414,401
 Equity securities, at fair value                           |
  (cost: 1998 - $14,437; 1997 - $4,437)              10,092 |            3,904
 Mortgage loans                                      98,045 |           85,093
 Policy loans                                        10,217 |            8,832
 Short-term investments                              11,886 |           14,460
                                          __________________|__________________
Total investments                                   748,890 |          526,690
                                                            |
Cash and cash equivalents                            18,951 |           21,039
Due from affiliates                                   1,114 |              827
Accrued investment income                             9,395 |            6,423
Deferred policy acquisition costs                   140,845 |           12,752
Present value of in force acquired                   36,502 |           43,174
Current income taxes recoverable                        502 |              272
Deferred income tax asset                            31,633 |           36,230
Property and equipment, less allowances for                 |
 depreciation of $583 in 1998 and $97                       |
 in 1997                                              4,550 |            1,567
Goodwill, less accumulated amortization of                  |
 $3,463 in 1998 and $630 in 1997                    147,664 |          150,497
Other assets                                          7,153 |              755
Separate account assets                           2,629,343 |        1,646,169
                                          __________________|__________________
Total assets                                     $3,776,542 |       $2,446,395
                                          ==================|==================

















See accompanying notes.
Condensed Consolidated Balance Sheets (Unaudited) (Continued):

                                                      POST-MERGER
                                          _____________________________________
                                          September 30, 1998|December 31, 1997
                                          __________________|__________________
                                                  (Dollars in thousands,
                                                  except per share data)
                                                            |
LIABILITIES AND STOCKHOLDER'S EQUITY                        |
Policy liabilities and accruals:                            |
 Future policy benefits:                                    |
  Annuity and interest sensitive life                       |
   products                                        $705,673 |         $505,304
  Unearned revenue reserve                            2,968 |            1,189
 Other policy claims and benefits                        89 |               10
                                          __________________|__________________
                                                    708,730 |          506,503
Reciprocal loan with affiliate                       40,000 |               --
Line of credit with affiliate                            -- |           24,059
Surplus note                                         25,000 |           25,000
Revolving note payable                               20,082 |               --
Due to affiliates                                     1,552 |               80
Other liabilities                                    46,400 |           17,271
Separate account liabilities                      2,629,343 |        1,646,169
                                          __________________|__________________
                                                  3,471,107 |        2,219,082
                                                            |
Commitments and contingencies                               |
                                                            |
Stockholder's equity:                                       |
 Common stock, par value $10 per share,                     |
  authorized, issued and outstanding                        |
  250,000 shares                                      2,500 |            2,500
 Additional paid-in capital                         297,640 |          224,997
 Accumulated comprehensive income                       842 |              241
 Retained earnings (deficit)                          4,453 |             (425)
                                          __________________|__________________
Total stockholder's equity                          305,435 |          227,313
                                          __________________|__________________
Total liabilities and stockholder's                         |
 equity                                          $3,776,542 |       $2,446,395
                                          =====================================














See accompanying notes.
Condensed Consolidated Statements of Cash Flows (Unaudited):

                                            POST-MERGER      POST-ACQUISITION
                                         _____________________________________
                                            For the Nine   |   For the Nine
                                            Months ended   |   Months ended
                                         September 30, 1998|September 30, 1997
                                         __________________|__________________
                                                 (Dollars in thousands)
                                                           |
NET CASH USED IN OPERATING ACTIVITIES             ($22,666)|          ($1,659)
                                                           |
INVESTING ACTIVITIES                                       |
Sale, maturity or repayment of                             |
 investments:                                              |
 Fixed maturities - available for sale              92,707 |           35,590
 Mortgage loans on real estate                       3,145 |            5,017
 Short-term investments - net                        2,575 |           11,153
                                         __________________|__________________
                                                    98,427 |           51,760
                                                           |
Acquisition of investments:                                |
 Fixed maturities - available for sale            (291,687)|         (146,376)
 Equity securities                                 (10,000)|           (4,864)
 Mortgage loans on real estate                     (16,390)|          (38,058)
 Policy loans - net                                 (1,385)|           (3,682)
                                         __________________|__________________
                                                  (319,462)|         (192,980)
Purchase of property and equipment                  (3,470)|             (659)
                                         __________________|__________________
Net cash used in investing activities             (224,505)|         (141,879)
                                                           |
FINANCING ACTIVITIES                                       |
Proceeds from reciprocal loan agreement                    |
 borrowings                                        242,847 |               --
Repayment of reciprocal loan agreement                     |
 borrowings                                       (202,847)|               --
Proceeds from revolving note payable                20,082 |               --
Proceeds from line of credit borrowings                 -- |           86,522
Repayment of line of credit borrowings             (24,059)|          (69,562)
Receipts from annuity and interest                         |
 sensitive life policies credited to                       |
 policyholder account balances                     350,385 |          232,635
Return of policyholder account balances                    |
 on annuity and interest sensitive life                    |
 policies                                          (50,370)|          (12,674)
Net reallocations to Separate Accounts            (163,455)|          (81,561)
Contribution from parent                            72,500 |            1,011
                                         __________________|__________________
Net cash provided by financing activities          245,083 |          156,371
                                         __________________|__________________






See accompanying notes.
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued):

                                             POST-MERGER      POST-ACQUISITION
                                          _____________________________________
                                             For the Nine   |   For the Nine
                                             Months ended   |   Months ended
                                          September 30, 1998|September 30, 1997
                                          __________________|__________________
                                                  (Dollars in thousands)
                                                            |
Increase (decrease) in cash and cash                        |
 equivalents                                        ($2,088)|          $12,833
                                                            |
Cash and cash equivalents at beginning                      |
 of period                                           21,039 |            5,839
                                          __________________|__________________
Cash and cash equivalents at end of period          $18,951 |          $18,672
                                          ==================|==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW                        |
 INFORMATION                                                |
                                                            |
Cash paid during the period for:                            |
 Interest                                            $3,493 |               --
 Income taxes                                            80 |             $283
                                                            |
Non-cash financing activities:                              |
 Non-cash adjustment to paid in capital                     |
  for adjusted merger costs                             143 |               --
 Contribution of property, plant and                        |
  equipment from EIC Variable, Inc. net                     |
  of $353 of accumulated depreciation                    -- |              110
                                                            |

























See accompanying notes.
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This form is being filed with the reduced disclosure format specified in General Instruction H (1)(a) and (b) of Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Golden American Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 1997.

CONSOLIDATION
The condensed consolidated financial statements include Golden American Life Insurance Company ("Golden American") and its wholly owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Company"). All significant intercompany accounts and transactions have been eliminated.

ORGANIZATION
On October 24, 1997, PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") pursuant to the terms of an Agreement and Plan of Merger dated as of July 7, 1997, among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of the merger, Equitable was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"), a Delaware corporation.

On August 13, 1996, Equitable acquired all of the outstanding capital stock of EIC Variable, Inc. (formerly known as BT Variable, Inc.) and its wholly owned subsidiaries, Golden American and Directed Services, Inc. ("DSI"), from Whitewood Properties Corporation.

For financial statement purposes, the ING merger was accounted for as a purchase effective October 25, 1997, and the change in control of Golden American through the acquisition of BT Variable, Inc. was accounted for as a purchase effective August 14, 1996. The merger and acquisition resulted in new bases of accounting reflecting estimated fair values of assets and liabilities at their respective dates. As a result, the Company's financial statements for the period subsequent to October 24, 1997, are presented on the Post-Merger new basis of accounting, for the period August 14, 1996 through October 24, 1997, are presented on the Post-Acquisition basis of accounting, and for August 13, 1996 and prior periods are presented on the Pre-Acquisition basis of accounting.

FAIR VALUES
Estimated fair values of investment grade public bonds are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities.

STATUTORY
Net income (loss) for Golden American as determined in accordance with statutory accounting practices was $(32,198,000) and $510,000 for the nine months ended September 30, 1998 and 1997, respectively. Total statutory capital and surplus was $112,356,000 at September 30, 1998 and $76,914,000 at December 31, 1997.

RECLASSIFICATION
Certain amounts in the September 30, 1997 and December 31, 1997 financial statements have been reclassified to conform to the September 30, 1998 financial statement presentation.

NOTE 2 -- COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholder's equity. SFAS No. 130 requires unrealized gains or losses on the Company's available for sale securities (net of deferred income taxes, deferred policy acquisition costs and present value of in force acquired), which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

During the third quarter and first nine months of 1998, total comprehensive income for the Company amounted to $2,426,000 and $5,478,000, respectively ($2,385,000 and $2,016,000, respectively, for the same periods of 1997). Included in these amounts are total comprehensive income for First Golden of $601,000 and $1,174,000 for the third quarter and first nine months of 1998, respectively ($551,000 and $879,000, respectively, for the same periods of 1997).

NOTE 3 -- RELATED PARTY TRANSACTIONS

DSI acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) of the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint the broker/dealers as agents. As of September 30, 1998, the Company's variable insurance products are sold primarily through four broker/dealer institutions. The Company paid commissions and expenses to DSI totaling $32,104,000 in the third quarter and $82,548,000 for the first nine months of 1998 ($8,849,000 and $23,113,000, respectively, for the same periods of 1997).

Golden American provides certain managerial and supervisory services to DSI. The fee paid by DSI for these services was calculated as a percentage of average assets in the variable separate accounts. For the quarter and nine months ended September 30, 1998, the fee was $1,234,000 and $3,257,000 ($736,000 and $2,014,000, respectively, for the same periods of 1997).

Golden American provides certain advisory, computer and other resources and services to Equitable Life Insurance Company of Iowa ("Equitable Life"). Revenues for these services, which reduce general expenses incurred by Golden American, totaled $1,524,000 in the third quarter and $5,091,000 for the first nine months of 1998 ($954,000 and $2,694,000, respectively, for the same periods of 1997).

The Company has a service agreement with Equitable Life in which Equitable Life provides administrative and financial related services. The Company incurred expenses of $261,000 in the third quarter and $575,000 for the first nine months of 1998 under this agreement.

First Golden provides resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $19,000 in the third quarter and $57,000 for the first nine months of 1998.

Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate of EIC, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement which became effective January 1, 1998, and expires December 31, 2007, Golden American and ING AIH can borrow up to $65,000,000 from one another. Prior to lending funds to ING AIH, Golden American must obtain the approval of the State of Delaware Department of Insurance. Interest on any Golden American borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, Golden American incurred interest expense of $505,000 in the third quarter and $1,269,000 for the first nine months of 1998. At September 30, 1998, $40,000,000 was payable to ING AIH under this agreement.

Effective January 1, 1998, the Company has an asset management agreement with ING Investment Management LLC ("ING-IM"), an affiliated company, in which ING-IM provides asset management services. Under the agreement, the Company records a fee based on the value of the assets under management. The fee is payable quarterly. For the third quarter and first nine months of 1998, the Company incurred fees of $341,000 and $1,013,000, respectively, under this agreement.

Golden American maintained a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement which became effective December 1, 1996, and expired December 31, 1997, Golden American could borrow up to $25,000,000. Interest on any borrowings was charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. Under this agreement, Golden American incurred interest expense of $211,000 for the first nine months of 1998 ($165,000 and $279,000 in the third quarter and first nine months of 1997, respectively). The outstanding balance was paid by a capital contribution.

For the nine months ended September 30, 1998, the Company had premiums, net of reinsurance, for variable products from four affiliates, Locust Street Securities, Inc., Vestax Securities Corporation, DSI and Multi-Financial Securities Corporation of $92,900,000, $30,100,000, $10,700,000 and
$10,100,000, respectively.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At September 30, 1998, Golden American had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. At September 30, 1998, the Company has a net receivable of $6,539,000 for reserve credits, reinsurance claims or other receivables from these reinsurers comprised of $257,000 for claims recoverable from reinsurers, $451,000 for a payable for reinsurance premiums, and $6,733,000 for a receivable from an unaffiliated reinsurer. Included in the accompanying financial statements are net considerations to reinsurers of $1,293,000 in the third quarter and $3,259,000 for the first nine months of 1998 compared to $467,000 and $1,318,000, respectively, for the same periods in 1997. Also included in the accompanying financial statements are net policy benefits of $1,272,000 and $2,096,000 in the third quarter and first nine months of 1998, respectively ($142,000 and $571,000, respectively, for the same periods of 1997).

Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty.

INVESTMENT COMMITMENTS: At September 30, 1998, outstanding commitments to fund mortgage loans on real estate totaled $25,290,000.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums as well as its potential for premium tax offset. The Company has established an undiscounted reserve to cover such assessments and regularly reviews information regarding known failures and revises its estimates of future guaranty fund assessments. Accordingly, the Company accrued and charged to expense an additional $208,000 in the third quarter and $598,000 for the first nine months of 1998. At September 30, 1998, the Company has an undiscounted reserve of $1,910,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $261,000 for assessments paid which may be recoverable through future premium tax offsets. The Company believes this reserve is sufficient to cover expected future guaranty fund assessments based upon previous premium levels and known insolvencies at this time.

LITIGATION: The Company, like other insurance companies, may be named or otherwise involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurers, substantial damages have been sought and/or material settlement payments have been made. The Company currently believes no pending or threatened lawsuits exist that are reasonably likely to have a material adverse impact on the Company.

VULNERABILITY FROM CONCENTRATIONS: The Company's asset growth, net investment income and cash flow are primarily generated from the sale of variable products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed could have a severe impact on the Company's financial condition. A significant portion of the Company's sales is generated by four broker/dealers.

The Company has various concentrations in its investment portfolio. The composition of the Company's fixed maturity securities has changed significantly from December 31, 1997. The following percentages relate to holdings at September 30, 1998, and December 31, 1997. Fixed maturity investments included investments in basic industrials (25% in 1998, 30% in 1997), conventional mortgage-backed securities (24% in 1998, 13% in 1997), financial companies (20% in 1998, 24% in 1997), asset-backed securities (11% in 1998, 0% in 1997), various government bonds or agency mortgage-backed securities (7% in 1998, 17% in 1997) and public utilities (6% in 1998, 7% in 1997).

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company has established a revolving note payable effective July 27, 1998, and expiring July 31, 1999, with SunTrust Bank, Atlanta (the "Bank"). The note was approved by Golden American's and First Golden's boards of directors on August 5, 1998 and September 29, 1998, respectively. The total amount the Company may have outstanding is $85,000,000, of which Golden American and First Golden have individual credit sublimits of $75,000,000 and $10,000,000, respectively. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. During the quarter and nine months ended September 30, 1998, the Company paid interest expense of $6,000. At September 30, 1998, $20,082,000 was payable to the Bank under this note by Golden American.

YEAR 2000 PROJECT: Based on a 1997 study of its computer software and hardware, the Company has determined its exposure to the Year 2000 change of the century date issue. Some of the Company's computer programs were originally written using two digits rather than four to define a particular year. As a result, these computer programs contain "time sensitive" software that may recognize "00" as the year 1900 rather than the year 2000, which could cause system failure or miscalculations resulting in disruptions to operations. These disruptions could include, but are not limited to, a temporary inability to record transactions.

The Company has identified one system and some desktop software that will have date problems. All systems will be upgraded in the fourth quarter of 1998. To a lesser extent, the Company depends on various non-information technology systems, such as telephone switches, which could also fail or misfunction as a result of the Year 2000.

The Company has developed a plan to address the Year 2000 issue in a timely manner. The following schedule details the plan's phases, progress towards completion and actual or estimated completion dates:




















                                        % Complete as of      Actual/Estimated
              Phases                    September 30, 1998    Completion Dates
______________________________________________________________________________
ASSESSMENT AND DEVELOPMENT of the steps
 to be taken to address Year 2000
 systems issues                               100%                12/31/97
IMPLEMENTATION of steps to address Year
 2000 systems issues                         76-99%               12/31/98
IMPLEMENTATION of steps to address
 Year 2000 desktop software issues           76-99%               12/31/98
TESTING of systems                           26-50%               12/31/98
POINT-TO-POINT TESTING of external
 interfaces with third party computer
 systems that communicate with Company
 systems                                      1-25%               12/31/98
IMPLEMENTATION of tested software
 addressing Year 2000 systems issues         51-75%               12/31/98
CONTINGENCY PLAN                              1-25%               03/31/99

In addition, the Company's operations could be adversely affected if significant customers, suppliers and other third parties would be unable to transact business in the Year 2000 and thereafter. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, the Company has identified and contacted these third parties who have assured the Company that necessary steps are being taken to prepare for the Year 2000.

Management believes the Company's systems are or will be substantially compliant by Year 2000. Golden American has charged to expense approximately $140,000 in the first nine months of 1998 related to the Year 2000 project. The Company anticipates charging to expense an additional $180,000 to $195,000 in 1998 which includes upgrade and internal resources costs. Management expects some internal resources will be utilized in early 1999 to finalize the contingency plan.

Despite the Company's efforts to modify or replace "time sensitive" computer and information systems, the Company could experience a disruption to its operations as a result of the Year 2000. The Company is currently developing a contingency plan to address any systems that may malfunction despite the testing being performed. The contingency plan, which is expected to be completed by March 31, 1999, will provide for the availability of staff, prioritize tasks and outline procedures to fix any malfunctioning systems.

The costs and completion date of the Year 2000 project are based on management's best estimates. These estimates were derived using numerous assumptions of future events, including the continued availability of resources, third party Year 2000 compliance and other factors. There is no guarantee these estimates will be achieved and actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes and other uncertainties.





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

RESULTS OF OPERATIONS
_____________________

MERGER

On October 23, 1997, Equitable of Iowa Companies' ("Equitable") shareholders approved an Agreement and Plan of Merger ("Merger Agreement") dated as of July 7, 1997, among Equitable, PFHI Holdings, Inc. ("PFHI"), and ING Groep N.V. ("ING"). On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable pursuant to the Merger Agreement. PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn owned all the outstanding capital stock of Equitable Life Insurance Company of Iowa ("Equitable Life") and Golden American and their wholly owned subsidiaries. Equitable also owned all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc., Directed Services, Inc. ("DSI"), Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. In exchange for the outstanding capital stock of Equitable, ING paid total consideration of approximately $2.1 billion in cash and stock plus the assumption of approximately $400 million in debt according to the Merger Agreement. As a result of the merger, Equitable of Iowa Companies was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"), a Delaware corporation.

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

For financial statement purposes, the change in control of Golden American through the acquisition of BT Variable was accounted for as a purchase acquisition effective August 14, 1996. This acquisition resulted in a new basis of accounting reflecting estimated fair value of assets and liabilities at that date. As a result, the Company's financial statements for the period August 14, 1996 through October 24, 1997, are presented on the Post-Acquisition basis of accounting and for August 13, 1996 and prior periods are presented on the Pre-Acquisition basis of accounting.

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

PREMIUMS

                                                                  |POST-
                             POST-MERGER                          |ACQUISITION
                            _____________                         |_____________
     Nine Months ended                     Percentage    Dollar   |
       September 30             1998         Change      Change   |    1997
__________________________________________________________________|_____________
                                            (Dollars in millions) |
                                         |            |           |
Variable annuity                         |            |           |
 premiums:                               |            |           |
 Separate account               $1,125.3 |      651.6%|    $975.5 |      $149.8
 Fixed account                     346.6 |       51.7 |     118.1 |       228.5
                            _____________|____________|___________|_____________
Total variable                           |            |           |
 annuity premiums                1,471.9 |      289.1 |   1,093.6 |       378.3
Variable life                            |            |           |
 premiums                           11.4 |      (16.2)|      (2.2)|        13.6
                            _____________|____________|___________|_____________
Total premiums                  $1,483.3 |      278.5%|  $1,091.4 |      $391.9
                            ====================================================

Variable annuity separate account premiums increased 651.6% during the first nine months of 1998 and increased 2.5% in the third quarter compared to second quarter 1998 premiums. These increases resulted from increased sales of the new Premium Plus product introduced in October of 1997 and the increased sales levels of the Company's other products. The fixed account portion of the Company's variable annuity premiums increased 51.7% during the first nine months of 1998 and increased 39.1% in the third quarter of 1998 compared to the second quarter of 1998. Although variable life premiums decreased 16.2% during the first nine months of 1998, third quarter variable life premiums increased 11.1% over second quarter 1998 premiums.

Premiums, net of reinsurance, for variable products from four significant broker/dealers totaled $546.9 million, or 37% of total premiums, for the first nine months of 1998.

REVENUES

                                                                   POST-
                             POST-MERGER                          |ACQUISITION
                            _____________                         |_____________
     Nine Months ended                     Percentage    Dollar   |
       September 30             1998         Change      Change   |    1997
__________________________________________________________________|_____________
                                            (Dollars in millions) |
                                         |            |           |
Annuity and interest                     |            |           |
 sensitive life                          |            |           |
 product charges                   $27.0 |       69.3%|     $11.1 |       $15.9
Management fee revenue               3.3 |       61.7 |       1.3 |         2.0
Net investment income               29.3 |       54.6 |      10.3 |        19.0
Realized gains                           |            |           |
 on investments                      0.4 |      658.7 |       0.3 |         0.1
Other income                         4.8 |    1,026.6 |       4.4 |         0.4
                            _____________|____________|___________|_____________
                                   $64.8 |       73.2%|     $27.4 |       $37.4
                            ====================================================

Total revenues increased 73.2% in the first nine months of 1998. Annuity and interest sensitive life product charges increased 69.3% in the first nine months of 1998 due to additional fees earned from the increasing block of business under management in the separate accounts and an increase in surrender charges. This increase was partially offset by the elimination of the unearned revenue reserve related to in force acquired at the merger date which resulted in lower annuity and interest sensitive life product charges compared to Post-Acquisition levels.

Golden American provides certain managerial and supervisory services to DSI. The fee for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $3.3 million and $2.0 million for the first nine months of 1998 and 1997, respectively.

Net investment income increased 54.6% in the first nine months of 1998 due to the increase in invested assets. The Company had $436,000 of realized gains on the sale of investments in the first nine months of 1998, compared to gains of $58,000 in the same period of 1997.

Other income increased $4.4 million to $4.8 million in the first nine months of 1998 due primarily to income received from a modified coinsurance agreement with an unaffiliated reinsurer as a result of increased sales.

EXPENSES

Total insurance benefits and expenses increased $17.4 million, or 49.3%, to $52.6 million in the first nine months of 1998. Interest credited to account balances increased $47.3 million, or 280.7%, to $64.1 million in the first nine months of 1998. The extra credit bonus on the new Premium Plus product introduced in October of 1997 generated a $35.8 million increase in interest credited during the first nine months of 1998. The remaining increase in interest credited relates to higher account balances associated with the Company's fixed account option within its variable products.

Commissions increased $61.8 million, or 267.6%, to $85.0 million in the first nine months of 1998. Insurance taxes increased $1.0 million, or 58.3%, to $2.7 million in the first nine months of 1998. Increases and decreases in commissions and insurance taxes are generally related to changes in the level of variable product sales. Insurance taxes are impacted by several other factors which include an increase in FICA taxes primarily due to bonuses. Most costs incurred as the result of new sales have been deferred, thus having very little impact on current earnings.

General expenses increased $11.7 million, or 99.6%, to $23.5 million in the first nine months of 1998. Management expects general expenses to continue to increase in 1998 as a result of the emphasis on expanding the salaried wholesaler distribution network. The Company uses a network of wholesalers to distribute its products and the salaries of these wholesalers are included in general expenses. The portion of these salaries and related expenses which vary with sales production levels are deferred, thus having little impact on current earnings. The increase in general expenses was partially offset by reimbursements received from Equitable Life, an affiliate, for certain advisory, computer and other resources and services provided by Golden American.

At the merger date, the Company's deferred policy acquisition costs ("DPAC"), previous balance of present value of in force acquired ("PVIF") and unearned revenue reserve were eliminated and an asset of $44.3 million representing PVIF was established for all policies in force at the merger date. During the third quarter of 1998, PVIF was unlocked by $0.8 million to reflect changes in the assumptions related to the timing of future gross profits. PVIF decreased $2.7 million in the second quarter of 1998 to adjust the value of other receivables and increased $0.2 million in the first quarter of 1998 as a result of an adjustment to the merger costs. The amortization of PVIF and DPAC increased $1.4 million, or 23.2%, in the first nine months of 1998. During the second quarter of 1997, PVIF was unlocked by $2.3 million to reflect narrower current spreads than the gross profit model assumed. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization is $1.0 million for the remainder of 1998, $4.1 million in 1999, $4.1 million in 2000, $4.0 million in 2001, $3.8 million in 2002 and $3.5 million in 2003.
Certain expense estimates inherent in the cost of the merger may change resulting in changes of the allocation of the purchase price. If changes occur, the impact could result in changes to PVIF and the related amortization and deferred taxes. Actual amortization may vary based upon changes in assumptions and experience.

Amortization of goodwill during the first nine months of 1998 totaled $2.8 million. Goodwill resulting from the merger is being amortized on a straight-line basis over 40 years and is expected to approximate $3.8 million annually.

Interest expense on the $25 million surplus note issued in December 1996 was $1.5 million in the first nine months of 1998 and the same period of 1997. In addition, Golden American paid interest of $0.2 million on the line of credit during the first nine months of 1998. Golden American also paid $1.3 million in the first nine months of 1998 to ING America Insurance Holdings, Inc. ("ING AIH") for interest on the reciprocal loan agreement.

NET INCOME

Net income for the first nine months of 1998 was $4.9 million, an increase of $4.6 million over net income of $0.3 million in the same period of 1997.

FINANCIAL CONDITION
___________________

INVESTMENTS

The financial statement carrying value of the Company's total investment portfolio grew 39.6% in the first nine months of 1998. The amortized cost basis of the Company's total investment portfolio grew 39.0% during the same period. All of the Company's investments, other than mortgage loans, are carried at fair value in the Company's financial statements. As such, growth in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity and equity securities as well as growth in the cost basis of these securities. Growth in the cost basis of the Company's investment portfolio resulted from the investment of premiums from the sale of the Company's fixed account option. The Company manages the growth of its insurance operations in order to maintain adequate capital ratios.

To support the fixed account option of the Company's variable insurance products, cash flow was invested primarily in fixed maturity and equity securities and mortgage loans. At September 30, 1998, the Company's investment portfolio at amortized cost was $722.4 million with a yield of 7.1% and carrying value of $726.4 million.

FIXED MATURITY SECURITIES: At September 30, 1998, the Company had fixed maturities with an amortized cost of $610.3 million and an estimated fair value of $618.7 million. The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities ($471.5 million or 77.3%), which include securities issued by the U.S. government, its agencies and corporations that are rated at least BBB- by Standard & Poor's Rating Services ("Standard & Poor's"), and below investment grade securities ($47.2 million or 7.7%), which are securities issued by corporations that are rated BB+ to B- by Standard & Poor's. Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners rating of 1, 2 or 3, ($90.5 million or 14.8%) or a rating of 4 ($1.1 million or 0.2%).

The Company classifies 100% of its securities as available for sale. Net unrealized appreciation of fixed maturity securities of $8.4 million was comprised of gross appreciation of $11.3 million and gross depreciation of $2.9 million. Net unrealized holding gains on these securities, net of adjustments to DPAC, PVIF and deferred income taxes, increased stockholder's equity by $3.7 million at September 30, 1998.

The Company began investing in below investment grade securities during 1996. At September 30, 1998, the amortized cost value of the Company's total investment in below investment grade securities was $55.1 million, or 7.6%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of its investment portfolio. At September 30, 1998, the yield at amortized cost on the Company's below investment grade portfolio was 8.0% compared to 6.4% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $53.8 million, or 97.5% of amortized cost value, at September 30, 1998.

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

During the first nine months of 1998, fixed maturity securities designated as available for sale with a combined amortized cost of $91.2 million were called or repaid by their issuers. In total, net pre-tax gains from sales, calls and repayments of fixed maturity investments amounted to $0.5 million in the first nine months of 1998.

At September 30, 1998, no fixed maturity securities were deemed to have impairments in value that are other than temporary. The Company's fixed maturity investment portfolio had a combined yield at amortized cost of 6.7% at September 30, 1998.

EQUITY SECURITIES: At September 30, 1998, the Company owned equity securities with a cost of $14.4 million and an estimated fair value of $10.1 million. Net unrealized depreciation of equity securities of $4.3 million was comprised entirely of gross depreciation. Equity securities are primarily comprised of the Company's investment in shares of the mutual funds underlying the Company's registered separate accounts.

MORTGAGE LOANS: Mortgage loans represent 13.5% of the Company's investment portfolio. Mortgages outstanding were $98.0 million at September 30, 1998, with an estimated fair value of $101.9 million. The Company's mortgage loan portfolio includes 57 loans with an average size of $1.7 million and average seasoning of 0.9 years if weighted by the number of loans. The Company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At September 30, 1998, the yield on the Company's mortgage loan portfolio was 7.3%.


At September 30, 1998, no mortgage loans were delinquent by 90 days or more. The Company's loan investment strategy is consistent with that of other life insurance subsidiaries of EIC. The insurance subsidiaries have experienced a historically low default rate in their mortgage loan portfolios.

At September 30, 1998, the Company had no investments in default. The Company estimated its total investment portfolio, excluding policy loans, had a fair value approximately equal to 101.1% of its amortized cost value for accounting purposes at September 30, 1998.

OTHER ASSETS

Accrued investment income increased $3.0 million during the first nine months of 1998 due to an increase in the overall size of the portfolio resulting from the investment of premiums allocated to the fixed account option of the Company's variable products.

DPAC represents certain deferred costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business subsequent to the merger. The Company's DPAC and previous balance of PVIF were eliminated as of the merger date, and an asset representing the PVIF was established for all policies in force at the merger date. PVIF is amortized into income in proportion to the expected gross profits of the in force acquired in a manner similar to DPAC amortization. Any expenses which vary with the sales of the Company's products are deferred and amortized. At September 30, 1998, the Company had DPAC and PVIF balances of $140.8 million and $36.5 million, respectively. During the third quarter of 1998, PVIF was unlocked by $0.8 million to reflect changes in the assumptions related to the timing of future gross profits. PVIF decreased $2.7 million in the second quarter of 1998 for an adjustment to the value of other receivables and increased $0.2 million in the first quarter of 1998 for an adjustment made to the merger costs. During the second quarter of 1997, PVIF was unlocked by $2.3 million to reflect narrower current spreads than the gross profit model assumed.

Goodwill totaling $151.1 million, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Amortization of goodwill through September 30, 1998, was $2.8 million.

At September 30, 1998, the Company had $2.6 billion of separate account assets compared to $1.6 billion at December 31, 1997. The increase in separate account assets resulted from growth in sales of the Company's variable annuity products, net of redemptions and market depreciation.

At September 30, 1998, the Company had total assets of $3.8 billion, a 54.4% increase from December 31, 1997.

LIABILITIES

In conjunction with the volume of variable insurance sales, the Company's total liabilities increased $1.3 billion, or 56.4%, during the first nine months of 1998 and totaled $3.5 billion at September 30, 1998. Future policy benefits for annuity and interest sensitive life products increased $200.4 million, or 39.7%, to $705.7 million reflecting premium growth in the Company's fixed account option of its variable products. Premium growth, net of redemptions and market depreciation, accounted for the $983.2 million, or 59.7%, increase in separate account liabilities to $2.6 billion at September 30, 1998.

Golden American maintains a reciprocal loan agreement with ING AIH, a Delaware corporation and affiliate of EIC, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998, and expires on December 31, 2007, Golden American and ING AIH can borrow up to $65 million from one another. Prior to lending funds to ING AIH, Golden American must obtain approval from the State of Delaware Department of Insurance. At September 30, 1998, $40.0 million was payable to ING AIH under this agreement.

On December 17, 1996, Golden American issued a $25 million, 8.25% surplus note to Equitable which matures on December 17, 2026. As a result of the Merger Agreement, the surplus note is now payable to EIC.

To enhance short-term liquidity, the Company has established a revolving note payable effective July 27, 1998, and expiring July 31, 1999, with SunTrust Bank, Atlanta (the "Bank"). The note was approved by Golden American's and First Golden's boards of directors on August 5, 1998 and September 29, 1998, respectively. The total amount the Company may have outstanding is $85 million, of which Golden American and First Golden have individual credit sublimits of $75 million and $10 million, respectively. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. At September 30, 1998, $20.1 million was payable to the Bank under this note by Golden American.

Other liabilities increased $29.1 million from $17.3 million at December 31, 1997, due primarily to a payable on investments at September 30, 1998.

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

The Company's home office operations are currently housed in leased locations in Wilmington, Delaware, various locations in Pennsylvania and New York, New York. The office space in Pennsylvania is being leased on a short-term basis for use in the transition to a new office building. The Company has entered into agreements with a developer to develop and lease a 65,000 square foot office building to house the Company's operations, except for New York. The Company intends to spend approximately $2.9 million on capital needs during the remainder of 1998.

The Company intends to continue expanding its operations. Future growth in the Company's operations will require additional capital. The Company believes it will be able to fund the capital required for projected new business primarily with future capital contributions from its Parent. It is ING's policy to ensure adequate capital and surplus is provided for the Company and, if necessary, additional funds will be contributed in 1998. During the first nine months of 1998, Golden American received capital contributions from EIC of $72.5 million. On November 12, 1998, Golden American received an additional $50.0 million capital contribution from EIC.

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

REINSURANCE: At September 30, 1998, Golden American had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

YEAR 2000 PROJECT: Based on a 1997 study of its computer software and hardware, the Company has determined its exposure to the Year 2000 change of the century date issue. Some of the Company's computer programs were originally written using two digits rather than four to define a particular year. As a result, these computer programs contain "time sensitive" software that may recognize "00" as the year 1900 rather than the year 2000, which could cause system failure or miscalculations resulting in disruptions to operations. These disruptions could include, but are not limited to, a temporary inability to record transactions.

The Company has identified one system and some desktop software that will have date problems. All systems will be upgraded in the fourth quarter of 1998. To a lesser extent, the Company depends on various non-information technology systems, such as telephone switches, which could also fail or misfunction as a result of the Year 2000.

The Company has developed a plan to address the Year 2000 issue in a timely manner. The following schedule details the plan's phases, progress towards completion and actual or estimated completion dates:



















                                        % Complete as of      Actual/Estimated
              Phases                    September 30, 1998    Completion Dates
______________________________________________________________________________
ASSESSMENT AND DEVELOPMENT of the steps
 to be taken to address Year 2000
 systems issues                               100%                12/31/97
IMPLEMENTATION of steps to address Year
 2000 systems issues                         76-99%               12/31/98
IMPLEMENTATION of steps to address
 Year 2000 desktop software issues           76-99%               12/31/98
TESTING of systems                           26-50%               12/31/98
POINT-TO-POINT TESTING of external
 interfaces with third party computer
 systems that communicate with Company
 systems                                      1-25%               12/31/98
IMPLEMENTATION of tested software
 addressing Year 2000 systems issues         51-75%               12/31/98
CONTINGENCY PLAN                              1-25%               03/31/99

In addition, the Company's operations could be adversely affected if significant customers, suppliers and other third parties would be unable to transact business in the Year 2000 and thereafter. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, the Company has identified and contacted these third parties who have assured the Company that necessary steps are being taken to prepare for the Year 2000.

Management believes the Company's systems are or will be substantially compliant by Year 2000. Golden American has charged to expense approximately $140,000 in the first nine months of 1998 related to the Year 2000 project. The Company anticipates charging to expense an additional $180,000 to $195,000 in 1998 which includes upgrade and internal resources costs. Management expects some internal resources will be utilized in early 1999 to finalize the contingency plan.

Despite the Company's efforts to modify or replace "time sensitive" computer and information systems, the Company could experience a disruption to its operations as a result of the Year 2000. The Company is currently developing a contingency plan to address any systems that may malfunction despite the testing being performed. The contingency plan, which is expected to be completed by March 31, 1999, will provide for the availability of staff, prioritize tasks and outline procedures to fix any malfunctioning systems.

The costs and completion date of the Year 2000 project are based on management's best estimates. These estimates were derived using numerous assumptions of future events, including the continued availability of resources, third party Year 2000 compliance and other factors. There is no guarantee these estimates will be achieved and actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes and other uncertainties.


SURPLUS NOTE: On December 17, 1996, Golden American issued a surplus note in the amount of $25 million to Equitable. The note matures on December 17, 2026, and accrues interest of 8.25% per annum until paid. The note and accrued interest thereon shall be subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made shall be subject to the prior approval of the Delaware Insurance Commissioner. On December 17, 1996, Golden American contributed the $25 million to First Golden, acquiring 200,000 shares of common stock (100% of shares outstanding) of First Golden. As a result of the Merger Agreement, the surplus note is now payable to EIC.

RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING AIH to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998, and expires on December 31, 2007, Golden American and ING AIH can borrow up to $65 million from one another. Prior to lending funds to ING AIH, Golden American must obtain approval from the State of Delaware Department of Insurance. At September 30, 1998, $40.0 million was payable to ING AIH under this agreement.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company has established a revolving note payable effective July 27, 1998, and expiring July 31, 1999, with SunTrust Bank, Atlanta (the "Bank"). The note was approved by Golden American's and First Golden's boards of directors on August 5, 1998 and September 29, 1998, respectively. The total amount the Company may have outstanding is $85 million, of which Golden American and First Golden have individual credit sublimits of $75 million and $10 million, respectively. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. At September 30, 1998, $20.1 million was payable to the Bank under this note by Golden American.



























CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statement, among other risks and uncertainties inherent in the Company's business, due to the following important factors:

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



DATE:  November 13, 1998         GOLDEN AMERICAN LIFE INSURANCE COMPANY





                                        By/s/ E. Robert Koster
                                        _______________________________
                                        E. Robert Koster
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Officer)


                                        By/s/ Michellen A. Wildin
                                        _______________________________
                                        Michellen A. Wildin
                                        Assistant Vice President and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)































                                    INDEX

                            Exhibits to Form 10-Q
                    Nine Months ended September 30, 1998
                   GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

     (iv) By-laws of Golden American, as amended (12/21/93) (incorporated by reference from Exhibit 3(b)(iv) to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272))

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





                                    INDEX

                            Exhibits to Form 10-Q
                    Nine Months ended September 30, 1998
                   GOLDEN AMERICAN LIFE INSURANCE COMPANY

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



                                    INDEX

                            Exhibits to Form 10-Q
                    Nine Months ended September 30, 1998
                   GOLDEN AMERICAN LIFE INSURANCE COMPANY


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

   (b) Service Agreement, dated as of January 1, 1994, between Golden American and Directed Services, Inc. (incorporated by reference from Exhibit 10(b) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998
           (File No. 333-51353))

   (c) Service Agreement, dated as of January 1, 1997, between Golden American and Equitable Investment Services, Inc. (incorporated by reference from Exhibit 10(c) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998
           (File No. 333-51353))

   (d) Participation Agreement between Golden American and Warburg Pincus Trust (incorporated by reference from Exhibit 8(a) to Amendment
           No. 54 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about April 30, 1998 (File No. 333-28679 and 811-5626))

   (e) Participation Agreement between Golden American and PIMCO Variable Trust (incorporated by reference from Exhibit 8(b) to Amendment
           No. 54 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about April 30, 1998 (File No. 333-28679 and 811-5626))







                                    INDEX

                            Exhibits to Form 10-Q
                    Nine Months ended September 30, 1998
                   GOLDEN AMERICAN LIFE INSURANCE COMPANY


   (f) Asset Management Agreement, dated January 20, 1998, between Golden American and ING Investment Management LLC (incorporated by reference from Exhibit 10(f) to Golden American's Form 10-Q filed with the SEC on August 14, 1998 (File No. 33-87272))

   (g) Reciprocal Loan Agreement, dated January 1, 1998, as amended March 20, 1998, between Golden American and ING America Insurance Holdings, Inc. (incorporated by reference from Exhibit 10(g) to Golden American's Form 10-Q filed with the SEC on August 14, 1998
           (File No. 33-87272))

   (h) Underwriting Agreement between Golden American and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about February 17, 1998
           (File No. 33-87272))

   (i) Revolving Note Payable, dated July 27, 1998, between Golden American and SunTrust Bank, Atlanta

27 FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)