Form 10-K
period 1998-12-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1999-03-30
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998.

Commission file number 33-87272, 333-51353, 333-28765, 333-28681,
                       333-28743, 333-51949, 333-65009, 333-66745

                    GOLDEN AMERICAN LIFE INSURANCE COMPANY

            (Exact name of registrant as specified in its charter)

          Delaware                                       41-0991508
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


          1475 Dunwoody Drive
      West Chester, Pennsylvania                         19380-1478
(Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number, including area code : (610) 425-3400

Securities Registered Pursuant to Section 12(b) of the Act:

   Title of each class           Name of each exchange on which registered
          N/A
________________________________________________________________________________
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X].

As of March 25, 1999, 250,000 shares of Common Stock, $10 Par Value, are issued and outstanding.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I (2).

DOCUMENTS INCORPORATED BY REFERENCE



PART I
ITEM 1. BUSINESS.

OVERVIEW

Golden American Life Insurance Company ("Golden American"), a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC"), is a stock life insurance company organized under the laws of the State of Delaware. EIC is an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands. Golden American offers variable insurance products and is authorized to do business in the District of Columbia and all states except New York. Golden American's wholly owned life insurance subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Companies"), became licensed as a life insurance company under the laws of the State of New York on January 2, 1997 and the State of Delaware on December 23, 1997 and has since received regulatory product approvals to sell insurance products in these states. See Note 10 of the financial statements for further information regarding related party transactions.

PRODUCTS

The Companies offer a portfolio of variable products designed to meet customer needs for tax-advantaged methods of saving for retirement and protection from unexpected death. The Companies believe longer life expectancies, an aging population and growing concern over the stability and availability of the Social Security system have made retirement planning a priority for many Americans. The target market for all products is consumers and corporations throughout the United States.

Variable products currently offered by the Companies include six variable annuity products and two variable life products. Variable annuities are long-term savings vehicles in which contractowner premiums (purchase payments) are recorded and maintained in a fixed account or variable separate accounts established as registered unit investment trusts. Variable life products are fund-linked life products for which the policyowner accepts the investment risk in exchange for the potential of a higher rate of return. At December 31, 1998, funds on deposit in the Companies' variable product separate and fixed accounts totaled $3.4 billion and $881.1 million, respectively. Variable products provide the Companies with fee based revenues including charges for mortality and expense risk, contract administration and surrender charges. In addition, some contracts provide for a distribution fee collected for a limited number of years after each premium deposit, and some products provide for a cost of insurance product charge.

MARKETING AND DISTRIBUTION

The Companies continued to expand distribution systems during 1998. Broad-based distribution networks are key to realizing a growing share of the wealth accumulation marketplace. The principal distributors of the Companies' variable products include national and regional stock brokerage firms, life insurance companies with captive agency sales forces and independent National Association of Securities Dealers, Inc. ("NASD") firms with licensed registered representatives. The Companies plan to establish new relationships and increase penetration with key distributors in existing channels. In addition, as a result of the merger with ING, growth opportunities exist through utilizing the ING broker/dealer network and developing cross-selling agreements with affiliated companies.


BUSINESS ENVIRONMENT

The current business and regulatory environment presents many challenges to the insurance industry. The variable annuity competitive environment is intense and is dominated by a number of large variable product companies with strong distribution, name recognition and wholesaling capabilities. Increasing competition from traditional insurance carriers as well as banks and mutual fund companies offers consumers many choices. However, overall demand for variable products remains strong for several reasons including: strong stock market performance over the last 4 years; relatively low interest rates; an aging U.S. population that is increasingly concerned about retirement and estate planning, as well as maintaining their standard of living in retirement; and potential reductions in government and employer-provided benefits at retirement, as well as lower public confidence in the adequacy of those benefits.

REGULATION

The Companies' insurance operations are conducted in a highly regulated environment. Both Golden American and First Golden are subject to the insurance laws of the state in which they are organized and of the other jurisdictions in which they transact business. The primary regulator of the Golden American insurance operations is the Commissioner of Insurance for the State of Delaware. First Golden is subject to the regulation of the Superintendent of Insurance for the State of New York. The Companies are also regulated by the Securities and Exchange Commission and the NASD. See Item 7, Management's Discussion and Analysis of Results of Operations.

ITEM 2. PROPERTIES.

During the first quarter of 1999, Golden American's operations were moved to a new site in West Chester, Pennsylvania. Previously, Golden American's business operations were performed in leased facilities located in Wilmington, Delaware and various leased facilities in Pennsylvania, which are being leased on a short-term basis for use in the transition to the new office buiding. First Golden's business operations are performed in a leased facility in New York, New York. Property and equipment primarily represent leasehold improvements, office furniture, certain other equipment and capitalized computer software and are not considered to be significant to the Companies' overall operations. Property and equipment are reported at cost less allowances for depreciation.

ITEM 3. LEGAL PROCEEDINGS.

The Companies, like other insurance companies, may be named or otherwise involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurers, substantial damages have been sought and/or material settlement payments have been made. The Companies believe that currently there are no pending or threatened lawsuits that are reasonably likely to have a material adverse impact on the Companies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Information called for by this item is omitted pursuant to General Instruction I (2) (c) of Form 10-K.






PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Registrant is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. There is no public trading market for the Registrant's common stock.


Under the provisions of the insurance laws of certain states in which Golden American is licensed to sell insurance products, Golden American is required to maintain a minimum total statutory-basis capital and surplus of at least $5 million. The ability of Golden American to pay dividends to its parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 1999, Golden American cannot pay dividends to its parent without prior approval of statutory authorities. Golden American did not pay common stock dividends during 1998, 1997 or 1996.

First Golden is required to maintain a minimum total statutory-basis capital and surplus of not less than $4 million under the provisions of the insurance laws of the State of New York in which it is presently licensed to sell insurance products. Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder unless a notice of its intent to declare a dividend and amount of the dividend has been filed at least thirty days in advance of the proposed declaration. If the Superintendent finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing. First Golden did not pay common stock dividends during 1998 or 1997.

ITEM 6. SELECTED FINANCIAL DATA.

Information called for by this item is omitted pursuant to General Instruction I (2) (a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze Golden American Life Insurance Company's ("Golden American") consolidated results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources has also been provided. This analysis should be read jointly with the consolidated financial statements, related notes and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report. The Companies report financial results on a consol-idated basis. The consolidated financial statements include the accounts of Golden American and its wholly owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Companies").

RESULTS OF OPERATIONS
_____________________

MERGER

On October 23, 1997, Equitable of Iowa Companies' ("Equitable") shareholders approved an Agreement and Plan of Merger ("Merger Agreement") dated July 7, 1997 among Equitable, PFHI Holdings, Inc. ("PFHI") and ING Groep N.V. ("ING"). On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable according to the Merger Agreement. PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn owned all the outstanding capital stock of Equitable Life Insurance Company of Iowa ("Equitable Life") and Golden American and their wholly owned subsidiaries. In addition, Equitable owned all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc. (subsequently dissolved), Directed Services, Inc. ("DSI"), Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. (subsequently renamed ING Funds Distributor, Inc.). In exchange for the outstanding capital stock of Equitable, ING paid total consideration of approximately $2.1 billion in cash and stock and assumed approximately $400 million in debt. As a result of this transaction, Equitable of Iowa Companies was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC" or "Parent"), a Delaware corporation.

For financial statement purposes, the change in control of the Companies through the ING merger was accounted for as a purchase effective October 25, 1997. This merger resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at the merger date. As a result, the Companies' financial statements for periods after October 24, 1997 are presented on the Post-Merger new basis of accounting.

The purchase price was allocated to EIC and its subsidiaries with $227.6 million allocated to the Companies. Goodwill of $1.4 billion was established for the excess of the merger cost over the fair value of the assets and liabilities of EIC with $151.1 million attributed to the Companies. Goodwill resulting from the merger is being amortized over 40 years on a straight-line basis. The carrying value will be reviewed periodically for any indication of impairment in value.

CHANGE IN CONTROL - ACQUISITION

On August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") and its wholly owned subsidiaries, Golden American and DSI. After the acquisition, the BT Variable, Inc. name was changed to EIC Variable, Inc. On April 30, 1997, EIC Variable, Inc. was liquidated and its investments in Golden American and DSI were transferred to Equitable, while the remainder of its net assets were contributed to Golden American. On December 30, 1997, EIC Variable, Inc. was dissolved.

For financial statement purposes, the change in control of Golden American through the acquisition of BT Variable was accounted for as a purchase effective August 14, 1996. This acquisition resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at the acquisition date. As a result, the Companies' financial statements for the period August 14, 1996 through October 24, 1997 are presented on the Post-Acquisition basis of accounting and for August 13, 1996 and prior periods are presented on the Pre-Acquisition basis of accounting.

The purchase price was allocated to the three companies purchased - BT Variable, DSI, and Golden American. The allocation of the purchase price to Golden American was approximately $139.9 million. Goodwill of $41.1 million was established for the excess of the acquisition cost over the fair value of the assets and liabilities and attributed to Golden American. At June 30, 1997, goodwill was increased by $1.8 million due to the adjustment of the value of a receivable existing at the acquisition date. Before the ING merger, goodwill resulting from the acquisition was being amortized over 25 years on a straight-line basis.

The following analysis combines Post-Merger and Post-Acquisition activity for 1997.

PREMIUMS

                                                                |    POST-
                        POST-MERGER    COMBINED     POST-MERGER | ACQUISITION
                       _________________________________________|_____________
                                                         For the|      For the
                                                          period|       period
                        For the year  For the year   October 25,|  Jannuary 1,
                               ended         ended  1997 through| 1997 through
                        December 31,  December 31,  December 31,|  October 24,
                                1998          1997          1997|         1997
                       _____________ _____________ _____________|_____________
                                          (Dollars in millions)
                                                                |
Variable annuity                                                |
 premiums:                                                      |
 Separate account          $1,513.3        $291.2        $111.0 |      $180.2
 Fixed account                588.7         318.0          60.9 |       257.1
                       _____________ _____________ _____________|_____________
                            2,102.0         609.2         171.9 |       437.3
Variable life premiums         13.8          15.6           1.2 |        14.4
                       _____________ _____________ _____________|_____________
Total premiums             $2,115.8        $624.8        $173.1 |      $451.7
                       =======================================================


For the Companies' variable contracts, premiums collected are not reported as revenues, but are reported as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and product charges.

Variable annuity separate account premiums increased 419.7% in 1998 primarily due to increased sales of the Premium Plus product introduced in October of 1997 and the increased sales levels of the Companies' other products. The fixed account portion of the Companies' variable annuity premiums increased 85.1% in 1998. Variable life premiums decreased 11.4% in 1998. Total premiums increased 238.7% in 1998.

During 1998, the Companies' sales were further diversified among broker/dealers. Premiums, net of reinsurance, for variable products from two significant broker/dealers having at least ten percent of total sales for the year ended December 31, 1998 totaled $580.7 million, or 27% of premiums ($328.2 million, or 53% from two significant broker/dealers for the year ended December 31, 1997).










REVENUES

                                                                 |     POST-
                       POST-MERGER     COMBINED      POST-MERGER |  ACQUISITION
                      ___________________________________________| _____________
                                                          For the|       For the
                                                           period|        period
                       For the year   For the year    October 25,|   Jannuary 1,
                              ended          ended   1997 through|  1997 through
                       December 31,   December 31,   December 31,|   October 24,
                               1998           1997           1997|          1997
                      _____________  _____________  _____________| _____________
                                         (Dollars in millions)
                                                                 |
Annuity and interest                                             |
 sensitive life                                                  |
 product charges             $39.1          $22.1           $3.8 |        $18.3
Management fee revenue         4.8            2.8            0.5 |          2.3
Net investment income         42.5           26.8            5.1 |         21.7
Realized gains (losses)                                          |
 on investments               (1.5)           0.1             -- |          0.1
Other income                   5.6            0.7            0.3 |          0.4
                      _____________  _____________  _____________| _____________
                             $90.5          $52.5           $9.7 |        $42.8
                      ==========================================================


Total revenues increased 72.3%, or $38.0 million, to $90.5 million in 1998. Annuity and interest sensitive life product charges increased 76.8%, or $17.0 million, to $39.1 million in 1998 due to additional fees earned from the increasing block of business under management in the separate accounts and an increase in surrender charge revenues. This increase was partially offset by the elimination of the unearned revenue reserve related to in force acquired business at the merger date, which resulted in lower annuity and interest sensitive life product charges compared to Post-Acquisition levels.

Golden American provides certain managerial and supervisory services to DSI. The fee paid to Golden American for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $4.8 million for 1998 and $2.8 million for 1997.

Net investment income increased 58.6%, or $15.7 million, to $42.5 million in 1998 from $26.8 million in 1997 due to growth in invested assets. During 1998, the Company had net realized losses on investments of $1.5 million, which includes a $1.0 million write down of two impaired bonds, compared to gains of $0.1 million in 1997. Other income increased $4.9 million to $5.6 million in 1998 due primarily to income received under a modified coinsurance agreement with an unaffiliated reinsurer as a result of increased sales.










EXPENSES

                                                                 |    POST-
                         POST-MERGER    COMBINED     POST-MERGER | ACQUISITION
                        _________________________________________|_____________
                                                          For the|      For the
                                                           period|       period
                         For the year  For the year   October 25,|  Jannuary 1,
                                ended         ended  1997 through| 1997 through
                         December 31,  December 31,  December 31,|  October 24,
                                 1998          1997          1997|         1997
                        _____________ _____________ _____________|_____________
                                           (Dollars in millions)
                                                                 |
Insurance benefits                                               |
 and expenses:                                                   |
 Annuity and interest                                            |
  sensitive life benefits:                                       |
  Interest credited to                                           |
   account balances            $94.9         $26.7          $7.4 |       $19.3
  Benefit claims incurred                                        |
   in excess of account                                          |
   balances                      2.1           0.1            -- |         0.1
 Underwriting, acquisition                                       |
  and insurance expenses:                                        |
  Commissions                  121.2          36.3           9.4 |        26.9
  General expenses              37.6          17.3           3.4 |        13.9
  Insurance taxes                4.1           2.3           0.5 |         1.8
  Policy acquisition costs                                       |
   deferred                   (197.8)        (42.7)        (13.7)|       (29.0)
  Amortization:                                                  |
   Deferred policy                                               |
    acquisition costs            5.1           2.6           0.9 |         1.7
   Value of purchased                                            |
    insurance in force           4.7           6.1           0.9 |         5.2
   Goodwill                      3.8           2.0           0.6 |         1.4
                        _____________ _____________ _____________|_____________
                               $75.7         $50.7          $9.4 |       $41.3
                        =======================================================

Total insurance benefits and expenses increased 49.2%, or $25.0 million, in 1998 from $50.7 million in 1997. Interest credited to account balances increased 255.4%, or $68.2 million, in 1998 from $26.7 in 1997. The extra credit bonus on the Premium Plus product introduced in October of 1997 generated a $51.6 million increase in interest credited during 1998 compared to 1997. The remaining increase in interest credited relates to higher account balances associated with the Companies' fixed account option within its variable products.

Commissions increased 234.2%, or $84.9 million, in 1998 from $36.3 million in 1997. Insurance taxes increased 77.0%, or $1.8 million, in 1998 from $2.3 million in 1997. Changes in commissions and insurance taxes are generally related to changes in the level of variable product sales. Insurance taxes are impacted by several other factors, which include an increase in FICA taxes primarily due to bonuses. Most costs incurred as the result of new sales including the extra credit bonus have been deferred, thus having very little impact on current earnings.

General expenses increased 117.7%, or $20.3 million, in 1998 from $17.3 million in 1997. Management expects general expenses to continue to increase in 1999 as a result of the emphasis on expanding the salaried wholesaler distribution network. The Companies use a network of wholesalers to distribute products and the salaries of these wholesalers are included in general expenses. The portion of these salaries and related expenses that varies with production levels is deferred thus having little impact on current earnings. The increase in general expenses was partially offset by reimbursements received from Equitable Life, an affiliate, for certain advisory, computer and other resources and services provided by Golden American.

At the merger date, the Companies' deferred policy acquisition costs ("DPAC"), previous balance of value of purchased insurance in force ("VPIF") and unearned revenue reserve were eliminated and a new asset of $44.3 million representing VPIF was established for all policies in force at the merger date. During 1998, VPIF was adjusted to reduce amortization by $0.2 million to reflect changes in the assumptions related to the timing of future gross profits. VPIF decreased $2.6 million in the second quarter of 1998 to adjust the value of other receivables recorded at the time of merger and increased $0.2 million in the first quarter of 1998 as the result of an adjustment to the merger costs. The amortization of VPIF and DPAC increased $1.1 million, or 13.0%, in 1998. During the second quarter of 1997, VPIF was adjusted by $2.3 million to reflect narrower spreads than the gross profit model assumed. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 1998 is $4.3 million in 1999, $4.0 million in 2000, $3.9 million in 2001, $3.7 million in 2002 and $3.3 million in 2003. Actual amortization may vary based upon changes in assumptions and experience.

Amortization of goodwill for the year ended December 31, 1998 totaled $3.8 million compared to $2.0 million for the year ended December 31, 1997. Goodwill resulting from the merger is being amortized on a straight-line basis over 40 years.

Interest expense on the $25 million surplus note issued December 1996 and expiring December 2026 was $2.1 million for the year ended December 31, 1998, unchanged from the same period of 1997. In addition, Golden American incurred interest expense of $0.2 million in 1998 compared to $0.5 million in 1997 on the line of credit with Equitable which was repaid with a capital contribution. Golden American also paid $1.8 million in 1998 to ING America Insurance Holdings, Inc. ("ING AIH") for interest on the reciprocal loan agreement. Interest expense on the revolving note payable with SunTrust Bank, Atlanta was $0.3 million for the year ended December 31, 1998.

INCOME

Net income for 1998 was $5.1 million, an increase of $4.8 million from $0.3 million in 1997.

Comprehensive income for 1998 was $3.9 million, an increase of $1.8 million from $2.1 million in 1997.






FINANCIAL CONDITION
___________________

RATINGS

During 1998, the Companies' ratings were upgraded by Standard & Poor's Rating Services ("Standard & Poor's") from AA to AA+. During the first quarter of 1999, the Companies' ratings were upgraded by Duff & Phelps Credit Rating Company from AA+ to AAA.

INVESTMENTS

The financial statement carrying value and amortized cost basis of the Companies' total investments increased 72.3% and 72.6%, respectively, in 1998. All of the Companies' investments, other than mortgage loans, are carried at fair value in the Companies' financial statements. As such, growth in the carrying value of the Companies' investment portfolio included changes in unrealized appreciation and depreciation of fixed maturities as well as growth in the cost basis of these securities. Growth in the cost basis of the Companies' investment portfolio resulted from the investment of premiums from the sale of the Companies' fixed account option. The Companies manage the growth of insurance operations in order to maintain adequate capital ratios. To support the fixed account option of the Companies' variable insurance products, cash flow was invested primarily in fixed maturities, short-term investments and mortgage loans.

At December 31, 1998, the Companies had no investment in default. At December 31, 1998, the Companies' investment portfolio had a yield of 6.4%. The Companies estimate the total investment portfolio, excluding policy loans, had a fair value approximately equal to 100.2% of its amortized cost value for accounting purposes at December 31, 1998.

FIXED MATURITIES: At December 31, 1998, the Companies had fixed maturities with an amortized cost of $739.8 million and an estimated fair value of $742.0 million. The individual securities in the Companies' fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies and corporations that are rated at least A- by Standard & Poor's ($477.4 million or 64.5%), that are rated BBB+ to BBB- by Standard & Poor's ($124.0 million or 16.8%) and below investment grade securities which are securities issued by corporations that are rated BB+ to B- by Standard & Poor's ($51.6 million or 7.0%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1, 2 or 3 ($86.8 million or 11.7%). The Companies' fixed maturity investment portfolio had a combined yield at amortized cost of 6.5% at December 31, 1998.

The Companies classify 100% of securities as available for sale. Net unrealized appreciation of fixed maturities of $2.2 million was comprised of gross appreciation of $6.7 million and gross depreciation of $4.5 million. Net unrealized holding gains on these securities, net of adjustments to VPIF, DPAC and deferred income taxes of $1.0 million was included in stockholder's equity at December 31, 1998.

At December 31, 1998, the amortized cost value of the Companies' total investment in below investment grade securities, excluding mortgage-backed securities, was $52.7 million, or 5.9%, of the Companies' investment portfolio. The Companies intend to purchase additional below investment grade securities but do not expect the percentage of the portfolio invested in such securities to exceed 10% of the investment portfolio. At December 31, 1998, the yield at amortized cost on the Companies' below investment grade portfolio was 7.9% compared to 6.4% for the Companies' investment grade corporate bond portfolio. The Companies estimate the fair value of the below investment grade portfolio was $51.7 million, or 98.1% of amortized cost value, at December 31, 1998.

Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as a recession or increasing interest rates, than are investment grade issuers. The Companies attempt to reduce the overall risk in the below investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by company and by industry.

The Companies analyze the investment portfolio, including below investment grade securities, at least quarterly in order to determine if the Companies' ability to realize the carrying value on any investment has been impaired. For debt and equity securities, if impairment in value is determined to be other than temporary (i.e. if it is probable the Companies will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Companies' portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Companies' net income in future periods.

In 1998, fixed maturities designated as available for sale with a combined amortized cost of $145.3 million were called or repaid by their issuers. In total, net pre-tax losses from sales, calls and repayments of fixed maturity investments amounted to $0.5 million in 1998.

During the fourth quarter of 1998, Golden American determined that the carrying value of two of its bonds exceeded their estimated net realizable value. As a result, Golden American recognized a total pre-tax loss of approximately $1.0 million to reduce the carrying value of the bonds to their combined net realizable value of $2.9 million.

EQUITY SECURITIES: Equity securities represent 1.6% of the Companies' investment portfolio. At December 31, 1998, the Companies owned equity securities with a cost of $14.4 million and an estimated fair value of $11.5 million. Net unrealized depreciation of equity securities was comprised entirely of gross depreciation of $2.9 million. Equity securities are primarily comprised of the Companies' investment in shares of the mutual funds underlying the Companies' registered separate accounts.

MORTGAGE LOANS: Mortgage loans represent 10.9% of the Companies' investment portfolio. Mortgages outstanding were $97.3 million at December 31, 1998 with an estimated fair value of $99.8 million. The Companies' mortgage loan portfolio includes 57 loans with an average size of $1.7 million and average seasoning of 0.9 years if weighted by the number of loans. The Companies' mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments and are diversified by type of property and geographic location. Mortgage loans on real estate have been analyzed by geographical location with concentrations by state identified as California (12% in 1998 and 1997), Utah (11% in 1998, 13% in
1997) and Georgia (10% in 1998, 11% in 1997). There are no other concentrations of mortgage loans in any state exceeding ten percent at December 31, 1998 and 1997. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in office buildings (36% in 1998, 43% in 1997), industrial buildings (32% in 1998, 33% in 1997) and retail facilities (20% in 1998, 15% in 1997). At
December 31, 1998, the yield on the Companies' mortgage loan portfolio was 7.3%.

At December 31, 1998, no mortgage loan was delinquent by 90 days or more. The Companies' loan investment strategy is consistent with other life insurance subsidiaries of EIC. The insurance subsidiaries have experienced a historically low default rate in their mortgage loan portfolios.

OTHER ASSETS

Accrued investment income increased $3.2 million during 1998 due to an increase in the overall size of the portfolio resulting from the investment of premiums allocated to the fixed account option of the Companies' variable products.

DPAC represents certain deferred costs of acquiring insurance business, principally first year commissions and interest bonuses, extra credit bonuses and other expenses related to the production of new business after the merger. The Companies' DPAC and previous balance of VPIF were eliminated as of the merger date, and an asset representing VPIF was established for all policies in force at the merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Companies' products are deferred and amortized. At December 31, 1998, the Companies had DPAC and VPIF balances of $205.0 million and $36.0 million, respectively. VPIF decreased $2.6 million in the second quarter of 1998 for an adjustment to the value of other receivables recorded at the time of the merger and increased $0.2 million in the first quarter of 1998 for an adjustment made to the merger costs.

Property and equipment increased $5.8 million during 1998, due to installation of a new policy administration system, introduction of an imaging system as well as the growth in the business.

Goodwill totaling $151.1 million, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Accumulated amortization of goodwill through December 31, 1998 was $4.4 million.

Other assets increased $5.5 million during 1998 due mainly to an increase in amounts due from an unaffiliated reinsurer under a modified coinsurance agreement.

At December 31, 1998, the Companies had $3.4 billion of separate account assets compared to $1.6 billion at December 31, 1997. The increase in separate account assets resulted from market appreciation and growth in sales of the Companies' variable annuity products, net of redemptions.

At December 31, 1998, the Companies had total assets of $4.8 billion, an increase of 94.3% over total assets at December 31, 1997.



LIABILITIES

In conjunction with the volume of variable annuity sales, the Companies' total liabilities increased $2.2 billion, or 98.2%, during 1998 and totaled $4.4 billion at December 31, 1998. Future policy benefits for annuity and interest sensitive life products increased $375.8 million, or 74.4%, to $881.1 million reflecting premium growth in the Companies' fixed account option of its variable products. Market appreciation and premium growth, net of redemptions, accounted for the $1.7 billion, or 106.3%, increase in separate account liabilities to $3.4 billion at December 31, 1998.

On December 30, 1998, Golden American issued a $60 million, 7.25% surplus note to Equitable Life which matures on December 29, 2028.

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

Other liabilities increased $15.3 million from $17.3 million at December 31, 1997, due primarily to increases in accounts payable, outstanding checks, guaranty fund assessment liability and pension liability.

The effects of inflation and changing prices on the Companies' financial position are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in purchasing power when monetary assets exceed monetary liabilities.

STOCKHOLDER'S EQUITY

Additional paid-in capital increased $122.6 million, or 54.5%, from December 31, 1997 to $347.6 million at December 31, 1998 primarily due to capital contributions from the Parent.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

Liquidity is the ability of the Companies to generate sufficient cash flows to meet the cash requirements of their operating, investing and financing activities. The Companies' principal sources of cash are variable annuity premiums and product charges, investment income, maturing investments, proceeds from debt issuance and capital contributions made by the Parent. Primary uses of these funds are payments of commissions and operating expenses, interest and extra premium credits, investment purchases, repayment of debt, as well as withdrawals and surrenders.

Net cash used in operating activities was $63.9 million in 1998 compared to $4.8 million in 1997. Annually, the Companies have predominantly had negative cash flows from operating activities since Golden American started issuing variable insurance products in 1989. These negative operating cash flows result primarily from the funding of commissions and other deferrable expenses related to the continued growth in the variable annuity product line of Golden American. The 1998 increase in net cash used in operating activities resulted principally from the introduction of Golden American's extra premium credit product in October 1997. In 1998, $54.4 million in extra premium credits was added to contractholders' account values versus $2.8 million in 1997.

Net cash used in investing activities was $390.0 million during 1998 as compared to $198.5 million in 1997. This increase is primarily due to greater net purchases of fixed maturities resulting from an increase in funds available from net fixed account deposits. Net purchases of fixed maturities reached $331.3 million in 1998 versus $135.3 million in 1997. Net purchases of mortgage loans on real estate, on the other hand, declined to $12.6 million from $51.2 million in the prior year. In 1998, net purchases of short-term investments were unusually high due to the investment of the remaining proceeds of Golden American's $60.0 million surplus note issued on December 30, 1998.

Net cash provided by financing activities was $439.5 million during 1998 as compared to $218.6 million during the prior year. In 1998, net cash provided by financing activities was positively impacted by net fixed account deposits of $520.8 million compared to $303.6 million in 1997. This increase was partially offset by net reallocations to the Companies' separate accounts, which increased to $239.7 million from $110.1 million during the prior year. In 1998, other important sources of cash provided by financing activities were $98.4 million of capital contributions from the Parent and $60.0 million of proceeds from the issuance of a surplus note on December 30, 1998. The Companies have used part of the proceeds of the surplus note to repay outstanding short-term debt.

The Companies' liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. Golden American maintains a $65.0 million reciprocal loan agreement with ING AIH and the Companies have established an $85.0 million revolving note facility with SunTrust Bank, Atlanta. Management believes that these sources of liquidity are adequate to meet the Companies' short-term cash obligations.

Based on current trends, the Companies expect to continue to use net cash in operating activities, given the continued growth of the variable annuity product line. It is anticipated that a continuation of capital contributions from the Parent and the issuance of additional surplus notes will cover these net cash outflows. It is ING's policy to ensure that adequate capital and surplus is provided for the Companies and additional funds will be contributed to the Companies in 1999.

During the first quarter of 1999, Golden American's operations were moved to a new site in West Chester, Pennsylvania. Golden American currently occupies 65,000 square feet of leased space and has made commitments for an additional 60,000 square feet to be added during 1999 to be occupied by itself and its affiliates. Previously, Golden Amerian's home office operations were housed in leased locations in Wilmington, Delaware and various locations in Pennsylvania, which are being leased on a short-term basis for use in the transition to the new office building. Golden American's New York subsidiary is housed in leased space in New York, New York. The Companies intend to spend approximately $7.0 million on capital needs for 1999.





The ability of Golden American to pay dividends to its Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 1999, Golden American cannot pay dividends to its Parent without prior approval of statutory authorities.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder unless a notice of its intent to declare a dividend and the amount of the dividend has been filed at least thirty days in advance of the proposed declaration. If the Superintendent finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing. The management of First Golden does not anticipate paying any dividends to Golden American during 1999.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. The Companies have complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the Companies have total adjusted capital well above all required capital levels.

REINSURANCE: At December 31, 1998, Golden American had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

YEAR 2000 READINESS DISCLOSURE: Based on and in conjunction with a 1997 study and an ongoing analysis of computer software and hardware, the Companies have assessed their exposure to the Year 2000 change of the century date issue. Some of the Companies' computer programs were originally written using two digits rather than four to define a particular year. As a result, these computer programs contain "time sensitive" software that may recognize "00" as the year 1900 rather than the year 2000, which could cause system failure or miscalculations resulting in disruptions to operations. These disruptions could include, but are not limited to, a temporary inability to process transactions. To a lesser extent, the Companies depend on various non-information technology systems, which could also fail or misfunction as a result of the Year 2000.
















The Companies have developed a plan to address the Year 2000 issue in a timely manner. The following schedule details the plan's phases, progress towards completion and actual or estimated completion dates:


                                                        % Complete      Actual/
                                                             as of    Estimated
                                                         March 15,   Completion
                                                              1999        Dates
_______________________________________________________________________________
ASSESSMENT AND DEVELOPMENT of the steps to be taken to
 address Year 2000 systems issues                             100%   12/31/1997
REMEDIATION of business critical systems to address
 Year 2000 issues                                             100%    2/28/1999
REMEDIATION of non-critical systems to address Year
 2000 issues                                                76-99%    6/01/1999
TESTING of business critical systems                          100%    3/05/1999
TESTING of non-critical systems and integrated testing
 of hardware and infrastructure                             25-50%    6/15/1999
POINT-TO-POINT TESTING of external interfaces with third
 party computer systems that communicate with the
 Companies' systems                                         50-75%    4/30/1999
IMPLEMENTATION of tested business critical software
 addressing Year 2000 systems issues                          100%    3/05/1999
IMPLEMENTATION of tested non-critical software
 addressing Year 2000 systems issues                        25-50%    6/30/1999
CONTINGENCY PLAN                                            76-99%    6/01/1999


The Companies' operations could be adversely affected if significant customers, suppliers and other third parties, including underlying mutual funds, would be unable to transact business in the Year 2000 and thereafter as a result of the Year 2000 issue. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, the Companies have identified and contacted these third parties to obtain assurances that necessary steps are being taken to prepare for the Year 2000. The Companies will continue these communications and establish compliance checkpoints through the Year 2000 transition.

Management believes the Companies' systems are or will be substantially compliant by Year 2000. Golden American has charged to expense approximately $335,000 during 1998 for the Year 2000 project. The Companies anticipate charging to expense an additional $200,000 to $300,000 in 1999 which includes upgrade and internal resources costs.

Despite the Companies' efforts to modify or replace "time sensitive" computer and information systems, the Companies could experience a disruption to their operations as a result of the Year 2000. The Companies are currently developing a contingency plan to address the content of third party compliance statements and any systems that may malfunction despite the testing being performed. The contingency plan is anticipated to be completed by June 1, 1999.

The Year 2000 project costs and completion dates are based on management's best estimates. These estimates were derived using numerous assumptions of future events, including the continued availability of resources, third party Year 2000 compliance and other factors. There is no guarantee these estimates will be achieved and actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes and other uncertainties.

It is the Companies' intention to make every reasonable effort to achieve business continuity through appropriate planning, testing and establishing contingency scenarios; however, the Companies do not make any representations because of many unknown factors beyond the control of the Companies.

MARKET RISK AND RISK MANAGEMENT
_______________________________

Asset/liability management is integrated into many aspects of the Companies' operations, including investment decisions, product development and crediting rates determination. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables include contractholder behavior and the variable separate accounts' performance.

Contractholders bear the majority of the investment risks related to the variable products. Therefore, the risks associated with the investments supporting the variable separate accounts are assumed by contractholders, not by the Companies (subject to, among other things, certain minimum guarantees). The Companies' products also provide certain minimum death benefits that depend on the performance of the variable separate accounts. Currently the majority of death benefit risks are reinsured, which protects the Companies from adverse mortality experience and prolonged capital market decline.

A surrender, partial withdrawal, transfer or annuitization made prior to the end of a guarantee period from the fixed account may be subject to a market value adjustment. As the majority of the liabilities in the fixed account are subject to market value adjustment, the Companies do not face a material amount of market risk volatility. The fixed account liabilities are supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available for sale. This enables the Companies to respond to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks as well as other risks. The Companies' asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

On the basis of these analyses, management believes there is no material solvency risk to the Companies. With respect to a 10% drop in equity values from year-end 1998 levels, variable separate account funds, which represent 80% of the in force, pass the risk in underlying fund performance to the contractholder (except for certain minimum guarantees that are mostly reinsured). With respect to interest rate movements up or down 100 basis points from year-end 1998 levels, the remaining 20% of the in force are fixed account funds and almost all of these have market value adjustments which provide significant protection against changes in interest rates.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
__________________________________________________________

Any forward-looking statement contained herein or in any other oral or written statement by the Companies or any of their officers, directors or employees is qualified by the fact that actual results of the Companies may differ materially from such statement, among other risks and uncertainties inherent in the Companies' business, due to the following important factors:

1. Prevailing interest rate levels and stock market performance, which may affect the ability of the Companies to sell their products, the market value and liquidity of the Companies' investments and the lapse rate of the Companies' policies, notwithstanding product design features intended to enhance persistency of the Companies' products.

2. Changes in the federal income tax laws and regulations which may affect the relative tax advantages of the Companies' products.

3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the Companies' products.

4. Increasing competition in the sale of the Companies' products.

5. Other factors that could affect the performance of the Companies, including, but not limited to, market conduct claims, litigation, insurance industry insolvencies, availability of competitive reinsurance on new business, investment performance of the underlying portfolios of the variable products, variable product design and sales volume by significant sellers of the Companies' variable products.

6. To the extent third parties are unable to transact business in the Year 2000 and thereafter, the Companies' operations could be adversely affected.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The matters set forth under the caption "Market Risk and Risk Management" in Management's Discussion and Analysis of Results of Operations (Item 7 of this report) are incorporated herein by reference.



















REPORT OF INDEPENDENT AUDITORS
______________________________________________________________________________

The Board of Directors and Stockholder
Golden American Life Insurance Company

We have audited the accompanying consolidated balance sheets of Golden American Life Insurance Company as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for the year ended December 31, 1998 and for the periods from October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, August 14, 1996 through December 31, 1996 and January 1, 1996 through August 13, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden American Life Insurance Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the year ended December 31, 1998 and for the periods from October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, August 14, 1996 through December 31, 1996 and January 1, 1996 through August 13, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                   s/Ernst & Young LLP


Des Moines, Iowa
February 12, 1999















ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share data)

                                                        POST-MERGER
                                        ______________________________________
                                         December 31, 1998   December 31, 1997
                                        ___________________  _________________
ASSETS

Investments:
 Fixed maturities, available for sale,
  at fair value (cost: 1998 - $739,772;
  1997 - $413,288)                                $741,985           $414,401
 Equity securities, at fair value
  (cost: 1998 - $14,437; 1997 - $4,437)             11,514              3,904
 Mortgage loans on real estate                      97,322             85,093
 Policy loans                                       11,772              8,832
 Short-term investments                             41,152             14,460
                                        ___________________  _________________
Total investments                                  903,745            526,690

Cash and cash equivalents                            6,679             21,039

Due from affiliates                                  2,983                827

Accrued investment income                            9,645              6,423

Deferred policy acquisition costs                  204,979             12,752

Value of purchased insurance in force               35,977             43,174

Current income taxes recoverable                       628                272

Deferred income tax asset                           31,477             36,230

Property and equipment, less allowances
 for depreciation of $801 in 1998 and
 $97 in 1997                                         7,348              1,567

Goodwill, less accumulated amortization
 of $4,408 in 1998 and $630 in 1997                146,719            150,497

Other assets                                         6,239                755

Separate account assets                          3,396,114          1,646,169
                                        ___________________  _________________
Total assets                                    $4,752,533         $2,446,395
                                        ===================  =================






 See accompanying notes.
                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                (Dollars in thousands, except per share data)

                                                        POST-MERGER
                                        ______________________________________
                                         December 31, 1998   December 31, 1997
                                        ___________________  _________________
LIABILITIES AND STOCKHOLDER'S EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Annuity and interest sensitive life
   products                                       $881,112           $505,304
  Unearned revenue reserve                           3,840              1,189
 Other policy claims and benefits                       --                 10
                                        ___________________  _________________
                                                   884,952            506,503

Line of credit with affiliate                           --             24,059
Surplus notes                                       85,000             25,000
Due to affiliates                                       --                 80
Other liabilities                                   32,573             17,271
Separate account liabilities                     3,396,114          1,646,169
                                        ___________________  _________________
                                                 4,398,639          2,219,082

Commitments and contingencies

Stockholder's equity:
 Common stock, par value $10 per share,
  authorized, issued and outstanding
  250,000 shares                                     2,500              2,500
 Additional paid-in capital                        347,640            224,997
 Accumulated other comprehensive income
  (loss)                                              (895)               241
 Retained earnings (deficit)                         4,649               (425)
                                        ___________________  _________________
Total stockholder's equity                         353,894            227,313
                                        ___________________  _________________
Total liabilities and stockholder's
 equity                                         $4,752,533         $2,446,395
                                        ===================  =================









See accompanying notes.





                   CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)

                                                         POST-MERGER
                                           ____________________________________
                                                                 For the period
                                                               October 25, 1997
                                           For the year ended           through
                                            December 31, 1998 December 31, 1997
                                           __________________ _________________

Revenues:
 Annuity and interest sensitive life
  product charges                                    $39,119            $3,834
 Management fee revenue                                4,771               508
 Net investment income                                42,485             5,127
 Realized gains (losses) on investments               (1,491)               15
 Other income                                          5,569               236
                                           __________________ _________________
                                                      90,453             9,720


Insurance benefits and expenses:
 Annuity and interest sensitive life benefits:
  Interest credited to account balances               94,845             7,413
  Benefit claims incurred in excess of
   account balances                                    2,123                --
 Underwriting, acquisition and insurance
  expenses:
  Commissions                                        121,171             9,437
  General expenses                                    37,577             3,350
  Insurance taxes                                      4,140               450
  Policy acquisition costs deferred                 (197,796)          (13,678)
  Amortization:
   Deferred policy acquisition costs                   5,148               892
   Value of puchased insurance in force                4,724               948
   Goodwill                                            3,778               630
                                           __________________ _________________
                                                      75,710             9,442

Interest expense                                       4,390               557
                                           __________________ _________________
                                                      80,100             9,999
                                           __________________ _________________
Income (loss) before income taxes                     10,353              (279)

Income taxes                                           5,279               146
                                           __________________ _________________

Net income (loss)                                     $5,074             ($425)
                                           ================== =================



See accompanying notes.


               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                            (Dollars in thousands)

                                                       POST-ACQUISITION
                                           ____________________________________
                                               For the period    For the period
                                              January 1, 1997   August 14, 1996
                                                      through           through
                                             October 24, 1997 December 31, 1996
                                           __________________ _________________

Revenues:
 Annuity and interest sensitive life
  product charges                                    $18,288            $8,768
 Management fee revenue                                2,262               877
 Net investment income                                21,656             5,795
 Realized gains (losses) on investments                  151                42
 Other income                                            426               486
                                           __________________ _________________
                                                      42,783            15,968


Insurance benefits and expenses:
 Annuity and interest sensitive life benefits:
  Interest credited to account balances               19,276             5,741
  Benefit claims incurred in excess of
   account balances                                      125             1,262
 Underwriting, acquisition and insurance
  expenses:
  Commissions                                         26,818             9,866
  General expenses                                    13,907             5,906
  Insurance taxes                                      1,889               672
  Policy acquisition costs deferred                  (29,003)          (11,712)
  Amortization:
   Deferred policy acquisition costs                   1,674               244
   Value of puchased insurance in force                5,225             2,745
   Goodwill                                            1,398               589
                                           __________________ _________________
                                                      41,309            15,313

Interest expense                                       2,082                85
                                           __________________ _________________
                                                      43,391            15,398
                                           __________________ _________________
Income (loss) before income taxes                       (608)              570

Income taxes                                          (1,337)              220
                                           __________________ _________________

Net income (loss)                                       $729              $350
                                           ================== =================



See accompanying notes.


               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                            (Dollars in thousands)

                                            PRE-ACQUISITION
                                           __________________
                                               For the period
                                              January 1, 1996
                                                      through
                                              August 13, 1996
                                           __________________

Revenues:
 Annuity and interest sensitive life
  product charges                                    $12,259
 Management fee revenue                                1,390
 Net investment income                                 4,990
 Realized gains (losses) on investments                 (420)
 Other income                                             70
                                           __________________
                                                      18,289


Insurance benefits and expenses:
 Annuity and interest sensitive life benefits:
  Interest credited to account balances                4,355
  Benefit claims incurred in excess of
   account balances                                      915
 Underwriting, acquisition and insurance
  expenses:
  Commissions                                         16,549
  General expenses                                     9,422
  Insurance taxes                                      1,225
  Policy acquisition costs deferred                  (19,300)
  Amortization:
   Deferred policy acquisition costs                   2,436
   Value of puchased insurance in force                  951
   Goodwill                                               --
                                           __________________
                                                      16,553

Interest expense                                          --
                                           __________________
                                                      16,553
                                           __________________
Income (loss) before income taxes                      1,736

Income taxes                                          (1,463)
                                           __________________

Net income (loss)                                     $3,199
                                           ==================



See accompanying notes.


          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                            (Dollars in thousands)

                                                    Accumu-
                                                      lated
                                                      Other
                                           Addi-    Compre-               Total
                             Redeemable   tional    hensive  Retained    Stock-
                      Common  Preferred  Paid-in     Income  Earnings  holder's
                       Stock      Stock  Capital     (Loss) (Deficit)    Equity
                     __________________________________________________________

                                              PRE-ACQUISITION
                     __________________________________________________________
Balance at
 January 1, 1996     $2,500   $50,000   $45,030       $658      ($63)  $98,125
 Comprehensive income:
  Net income             --        --        --         --     3,199     3,199
  Change in net
   unrealized invest-
   ment gains
   (losses)              --        --        --     (1,175)       --    (1,175)
                                                                      _________
 Comprehensive income                                                    2,024
 Preferred stock
  dividends              --        --        --         --      (719)     (719)
                     __________________________________________________________
Balance at
 August 13, 1996     $2,500   $50,000   $45,030      ($517)   $2,417   $99,430
                     ==========================================================

                                              POST-ACQUISITION
                     __________________________________________________________
Balance at
 August 14, 1996     $2,500   $50,000   $87,372         --        --  $139,872
 Comprehensive income:
  Net income             --        --        --         --      $350       350
  Change in net
   unrealized invest-
   ment gains
   (losses)              --        --        --       $262        --       262
                                                                      _________
 Comprehensive income                                                      612
 Contribution of
  preferred stock to
  additional paid-in
  capital                --   (50,000)   50,000         --        --        --
                     __________________________________________________________
Balance at
 December 31, 1996   $2,500        --  $137,372       $262      $350  $140,484
                     ==========================================================

See accompanying notes.

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY - CONTINUED
                            (Dollars in thousands)

                                                    Accumu-
                                                      lated
                                                      Other
                                           Addi-    Compre-               Total
                             Redeemable   tional    hensive  Retained    Stock-
                      Common  Preferred  Paid-in     Income  Earnings  holder's
                       Stock      Stock  Capital     (Loss) (Deficit)    Equity
                     __________________________________________________________

                                              POST-ACQUISITION
                     __________________________________________________________
Balance at
 December 31, 1996   $2,500        --  $137,372       $262      $350  $140,484
 Comprehensive income:
  Net income             --        --        --         --       729       729
  Change in net
   unrealized invest-
   ment gains
   (losses)              --        --        --      1,543        --     1,543
                                                                      _________
 Comprehensive income                                                    2,272
 Contribution of
  capital                --        --     1,121         --        --     1,121
                     __________________________________________________________
Balance at
 October 24, 1997    $2,500        --  $138,493     $1,805    $1,079  $143,877
                     ==========================================================


                                              POST-MERGER
                     __________________________________________________________
Balance at
 October 25, 1997    $2,500        --  $224,997         --        --  $227,497
 Comprehensive loss:
  Net loss               --        --        --         --     ($425)     (425)
  Change in net
   unrealized invest-
   ment gains
   (losses)              --        --        --       $241        --       241
                                                                      _________
 Comprehensive loss                                                       (184)
                     __________________________________________________________
Balance at
 December 31, 1997   $2,500        --  $224,997       $241     ($425) $227,313
                     ==========================================================

See accompanying notes.




     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY - CONTINUED
                            (Dollars in thousands)

                                                    Accumu-
                                                      lated
                                                      Other
                                           Addi-    Compre-               Total
                             Redeemable   tional    hensive  Retained    Stock-
                      Common  Preferred  Paid-in     Income  Earnings  holder's
                       Stock      Stock  Capital     (Loss) (Deficit)    Equity
                     __________________________________________________________

                                              POST-MERGER
                     __________________________________________________________
Balance at
 December 31, 1997   $2,500        --  $224,997       $241     ($425) $227,313
 Comprehensive income:
  Net income             --        --        --         --     5,074     5,074
  Change in net
   unrealized invest-
   ment gains
   (losses)              --        --        --     (1,136)       --    (1,136)
                                                                      _________
 Comprehensive income                                                    3,938
 Contribution of
  capital                --        --   122,500         --        --   122,500
 Other                   --        --       143         --        --       143
                     __________________________________________________________
Balance at
 December 31, 1998   $2,500        --  $347,640      ($895)   $4,649  $353,894
                     ==========================================================

See accompanying notes.

























                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                        POST-MERGER
                                       ___________________  ___________________
                                                                 For the period
                                              For the year     October 25, 1997
                                                     ended              through
                                         December 31, 1998    December 31, 1997
                                       ___________________  ___________________
OPERATING ACTIVITIES
Net income (loss)                                  $5,074                ($425)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operations:
 Adjustments related to annuity and
  interest sensitive life products:
  Interest credited and other charges on
   interest sensitive products                     94,690                7,361
  Change in unearned revenues                       2,651                1,189
 Decrease (increase) in accrued
  investment income                                (3,222)               1,205
 Policy acquisition costs deferred               (197,796)             (13,678)
 Amortization of deferred policy
  acquisition costs                                 5,148                  892
 Amortization of value of purchased
  insurance in force                                4,724                  948
 Change in other assets, other
  liabilities and accrued income taxes              9,891                4,205
 Provision for depreciation and
  amortization                                      8,147                1,299
 Provision for deferred income taxes                5,279                  146
 Realized (gains) losses on investments             1,491                  (15)
                                       ___________________  ___________________
Net cash provided by (used in)
 operating activities                             (63,923)               3,127

INVESTING ACTIVITIES
Sale, maturity or repayment of
 investments:
 Fixed maturities - available for sale            145,253                9,871
 Mortgage loans on real estate                      3,791                1,644
 Short-term investments - net                          --                   --
                                       ___________________  ___________________
                                                  149,044               11,515
Acquisition of investments:
 Fixed maturities - available for sale           (476,523)             (29,596)
 Equity securities                                (10,000)                  (1)
 Mortgage loans on real estate                    (16,390)             (14,209)
 Policy loans - net                                (2,940)                (328)
 Short-term investments - net                     (26,692)             (13,244)
                                       ___________________  ___________________
                                                 (532,545)             (57,378)


See accompanying notes.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                        POST-MERGER
                                       ___________________  ___________________
                                                                 For the period
                                              For the year     October 25, 1997
                                                     ended              through
                                         December 31, 1998    December 31, 1997
                                       ___________________  ___________________
INVESTING ACTIVITIES - CONTINUED
Purchase of property and equipment                ($6,485)               ($252)
                                       ___________________  ___________________
Net cash used in investing activities            (389,986)             (46,115)

FINANCING ACTIVITIES
Proceeds from issuance of surplus note             60,000                   --
Proceeds from reciprocal loan
 agreement borrowings                             500,722                   --
Repayment of reciprocal loan
 agreement borrowings                            (500,722)                  --
Proceeds from revolving note payable              108,495                   --
Repayment from revolving note payable            (108,495)                  --
Proceeds from line of credit borrowings                --               10,119
Repayment of line of credit borrowings                 --               (2,207)
Receipts from annuity and interest
 sensitive life policies credited
 to account balances                              593,428               62,306
Return of account balances
 on annuity and interest sensitive
 life policies                                    (72,649)              (6,350)
Net reallocations to Separate
 Accounts                                        (239,671)             (17,017)
Contributions of capital by parent                 98,441                   --
Dividends paid on preferred stock                      --                   --
                                       ___________________  ___________________
Net cash provided by financing
 activities                                       439,549               46,851
                                       ___________________  ___________________
Increase (decrease) in cash and
 cash equivalents                                 (14,360)               3,863

Cash and cash equivalents at
 beginning of period                               21,039               17,176
                                       ___________________  ___________________
Cash and cash equivalents at end
 of period                                         $6,679              $21,039
                                       ===================  ===================







See accompanying notes.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                        POST-MERGER
                                       ___________________  ___________________
                                                                 For the period
                                              For the year     October 25, 1997
                                                     ended              through
                                         December 31, 1998    December 31, 1997
                                       ___________________  ___________________
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for:
 Interest                                          $4,305                 $295
 Income taxes                                          99                   --
Non-cash financing activities:
 Non-cash adjustment to additional
  paid-in capital for adjusted merger
  costs                                               143                   --
 Contribution of property and equipment
  from EIC Variable, Inc. net of $353 of
  accumulated depreciation                             --                   --
 Contribution of capital from parent to
  repay line of credit borrowings                  24,059                   --

See accompanying notes.































              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                    POST-ACQUISITION
                                       ___________________  ___________________
                                            For the period       For the period
                                           January 1, 1997      August 14, 1996
                                                   through              through
                                          October 24, 1997    December 31, 1996
                                       ___________________  ___________________
OPERATING ACTIVITIES
Net income (loss)                                    $729                 $350
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operations:
 Adjustments related to annuity and
  interest sensitive life products:
  Interest credited and other charges on
   interest sensitive products                     19,177                5,106
  Change in unearned revenues                       3,292                2,063
 Decrease (increase) in accrued
  investment income                                (3,489)                (877)
 Policy acquisition costs deferred                (29,003)             (11,712)
 Amortization of deferred policy
  acquisition costs                                 1,674                  244
 Amortization of value of purchased
  insurance in force                                5,225                2,745
 Change in other assets, other
  liabilities and accrued income taxes             (8,944)                 (96)
 Provision for depreciation and
  amortization                                      3,203                1,242
 Provision for deferred income taxes                  316                  220
 Realized (gains) losses on investments              (151)                 (42)
                                       ___________________  ___________________
Net cash provided by (used in)
 operating activities                              (7,971)                (757)

INVESTING ACTIVITIES
Sale, maturity or repayment of
 investments:
 Fixed maturities - available for sale             39,622               47,453
 Mortgage loans on real estate                      5,828                   40
 Short-term investments - net                      11,415                2,629
                                       ___________________  ___________________
                                                   56,865               50,122
Acquisition of investments:
 Fixed maturities - available for sale           (155,173)            (147,170)
 Equity securities                                 (4,865)                  (5)
 Mortgage loans on real estate                    (44,481)             (31,499)
 Policy loans - net                                (3,870)                (637)
 Short-term investments - net                          --                   --
                                       ___________________  ___________________
                                                 (208,389)            (179,311)

See accompanying notes.


                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                    POST-ACQUISITION
                                       ___________________  ___________________
                                            For the period       For the period
                                           January 1, 1997      August 14, 1996
                                                   through              through
                                          October 24, 1997    December 31, 1996
                                       ___________________  ___________________
INVESTING ACTIVITIES - CONTINUED
Purchase of property and equipment                  ($875)               ($137)
                                       ___________________  ___________________
Net cash used in investing activities            (152,399)            (129,326)

FINANCING ACTIVITIES
Proceeds from issuance of surplus note                 --               25,000
Proceeds from reciprocal loan
 agreement borrowings                                  --                   --
Repayment of reciprocal loan
 agreement borrowings                                  --                   --
Proceeds from revolving note payable                   --                   --
Repayment from revolving note payable                  --                   --
Proceeds from line of credit borrowings            97,124                   --
Repayment of line of credit borrowings            (80,977)                  --
Receipts from annuity and interest
 sensitive life policies credited
 to account balances                              261,549              116,819
Return of account balances
 on annuity and interest sensitive
 life policies                                    (13,931)              (3,315)
Net reallocations to Separate
 Accounts                                         (93,069)             (10,237)
Contributions of capital by parent                  1,011                   --
Dividends paid on preferred stock                      --                   --
                                       ___________________  ___________________
Net cash provided by financing
 activities                                       171,707              128,267
                                       ___________________  ___________________
Increase (decrease) in cash and
 cash equivalents                                  11,337               (1,816)

Cash and cash equivalents at
 beginning of period                                5,839                7,655
                                       ___________________  ___________________
Cash and cash equivalents at end
 of period                                        $17,176               $5,839
                                       ===================  ===================

See accompanying notes.







                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                    POST-ACQUISITION
                                       ___________________  ___________________
                                            For the period       For the period
                                           January 1, 1997      August 14, 1996
                                                   through              through
                                          October 24, 1997    December 31, 1996
                                       ___________________  ___________________
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for:
 Interest                                          $1,912                   --
 Income taxes                                         283                   --
Non-cash financing activities:
 Non-cash adjustment to additional
  paid-in capital for adjusted merger
  costs                                                --                   --
 Contribution of property and equipment
  from EIC Variable, Inc. net of $353 of
  accumulated depreciation                            110                   --
 Contribution of capital from parent to
  repay line of credit borrowings                      --                   --

See accompanying notes.































             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                              PRE-ACQUISITION
                                                             _________________
                                                                For the period
                                                               January 1, 1996
                                                                       through
                                                               August 13, 1996
                                                             _________________
OPERATING ACTIVITIES
Net income (loss)                                                      $3,199
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operations:
 Adjustments related to annuity and
  interest sensitive life products:
  Interest credited and other charges on
   interest sensitive products                                          4,472
  Change in unearned revenues                                           2,084
 Decrease (increase) in accrued
  investment income                                                    (2,494)
 Policy acquisition costs deferred                                    (19,300)
 Amortization of deferred policy
  acquisition costs                                                     2,436
 Amortization of value of purchased
  insurance in force                                                      951
 Change in other assets, other
  liabilities and accrued income taxes                                  4,672
 Provision for depreciation and
  amortization                                                            703
 Provision for deferred income taxes                                   (1,463)
 Realized (gains) losses on investments                                   420
                                                             _________________
Net cash provided by (used in)
 operating activities                                                  (4,320)

INVESTING ACTIVITIES
Sale, maturity or repayment of
 investments:
 Fixed maturities - available for sale                                 55,091
 Mortgage loans on real estate                                             --
 Short-term investments - net                                             354
                                                             _________________
                                                                       55,445
Acquisition of investments:
 Fixed maturities - available for sale                               (184,589)
 Equity securities                                                         --
 Mortgage loans on real estate                                             --
 Policy loans - net                                                    (1,977)
 Short-term investments - net                                              --
                                                             _________________
                                                                     (186,566)

See accompanying notes.



                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                              PRE-ACQUISITION
                                                             _________________
                                                                For the period
                                                               January 1, 1996
                                                                       through
                                                               August 13, 1996
                                                             _________________
INVESTING ACTIVITIES - CONTINUED
Purchase of property and equipment                                         --
                                                             _________________
Net cash used in investing activities                               ($131,121)

FINANCING ACTIVITIES
Proceeds from issuance of surplus note                                     --
Proceeds from reciprocal loan
 agreement borrowings                                                      --
Repayment of reciprocal loan
 agreement borrowings                                                      --
Proceeds from revolving note payable                                       --
Repayment from revolving note payable                                      --
Proceeds from line of credit borrowings                                    --
Repayment of line of credit borrowings                                     --
Receipts from annuity and interest
 sensitive life policies credited
 to account balances                                                  149,750
Return of account balances
 on annuity and interest sensitive
 life policies                                                         (2,695)
Net reallocations to Separate
 Accounts                                                              (8,286)
Contributions of capital by parent                                         --
Dividends paid on preferred stock                                        (719)
                                                             _________________
Net cash provided by financing
 activities                                                           138,050
                                                             _________________
Increase (decrease) in cash and
 cash equivalents                                                       2,609

Cash and cash equivalents at
 beginning of period                                                    5,046
                                                             _________________
Cash and cash equivalents at end
 of period                                                             $7,655
                                                             =================

See accompanying notes.







                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                              PRE-ACQUISITION
                                                             _________________
                                                                For the period
                                                               January 1, 1996
                                                                       through
                                                               August 13, 1996
                                                             _________________
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for:
 Interest                                                                  --
 Income taxes                                                              --
Non-cash financing activities:
 Non-cash adjustment to additional
  paid-in capital for adjusted merger
  costs                                                                    --
 Contribution of property and equipment
  from EIC Variable, Inc. net of $353 of
  accumulated depreciation                                                 --
 Contribution of capital from parent to
  repay line of credit borrowings                                          --

See accompanying notes.































                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998

1. SIGNIFICANT ACCOUNTING POLICIES
______________________________________________________________________________

CONSOLIDATION
The consolidated financial statements include Golden American Life Insurance Company ("Golden American") and its wholly owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and with Golden American, collectively, the "Companies"). All significant intercompany accounts and transactions have been eliminated.

ORGANIZATION
Golden American, a wholly owned subsidiary of Equitable of Iowa Companies, Inc., offers variable insurance products and is licensed as a life insurance company in the District of Columbia and all states except New York. On January 2, 1997 and December 23, 1997, First Golden became licensed to sell insurance products in New York and Delaware, respectively. The Companies' products are marketed by broker/dealers, financial institutions and insurance agents. The Companies' primary customers are consumers and corporations.

On October 24, 1997, PFHI Holding, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") according to the terms of an Agreement and Plan of Merger ("Merger Agreement") dated July 7, 1997 among Equitable, PFHI and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"), a Delaware corporation. See Note 6 for additional information regarding the merger.

On August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable, Inc. (subsequently known as EIC Variable, Inc.) and its wholly owned subsidiaries, Golden American and Directed Services, Inc. ("DSI") from Whitewood Properties Corporation ("Whitewood"). See Note 7 for additional information regarding the acquisition.

For financial statement purposes, the ING merger was accounted for as a purchase effective October 25, 1997 and the change in control of Golden American through the acquisition of BT Variable, Inc. was accounted for as a purchase effective August 14, 1996. The merger and acquisition resulted in new bases of accounting reflecting estimated fair values of assets and liabilities at their respective dates. As a result, the Companies' financial statements for the periods after October 24, 1997 are presented on the Post-Merger new basis of accounting, for the period August 14, 1996 through October 24, 1997 are presented on the Post-Acquisition basis of accounting, and for August 13, 1996 and prior periods are presented on the Pre-Acquisition basis of accounting.

INVESTMENTS
FIXED MATURITIES: The Companies account for their investments under the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires fixed maturities to be designated as either "available for sale," "held for investment" or "trading." Sales of fixed maturities designated as "available for sale" are not restricted by SFAS No. 115. Available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholder's equity, after adjustment for related changes in value of purchased insurance in force ("VPIF"), deferred policy acquisition costs ("DPAC") and deferred income taxes. At December 31, 1998 and 1997, all of the Companies' fixed maturities are designated as available for sale, although the Companies are not precluded from designating fixed maturities as held for investment or trading at some future date.

Securities determined to have a decline in value that is other than temporary are written down to estimated fair value, which becomes the new cost basis by a charge to realized losses in the Companies' Statements of Operations. Premiums and discounts are amortized/accrued utilizing a method which results in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and other asset-backed securities incorporates a prepayment assumption to estimate the securities' expected lives.

EQUITY SECURITIES: Equity securities are reported at estimated fair value if readily marketable. The change in unrealized appreciation and depreciation of marketable equity securities (net of related deferred income taxes, if any) is included directly in stockholder's equity. Equity securities determined to have a decline in value that is other than temporary are written down to estimated fair value, which then becomes the new cost basis by a charge to realized losses in the Companies' Statements of Operations.

MORTGAGE LOANS: Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable the Companies will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or to the loan's observable market price, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance which is adjusted at each reporting date for significant changes in the calculated value of the loan. Changes in this valuation allowance are charged or credited to income.

OTHER INVESTMENTS: Policy loans are reported at unpaid principal. Short-term investments are reported at cost, adjusted for amortization of premiums and accrual of discounts.

REALIZED GAINS AND LOSSES: Realized gains and losses are determined on the basis of specific identification and average cost methods for manager initiated and issuer initiated disposals, respectively.

FAIR VALUES: Estimated fair values, as reported herein, of conventional mortgage-backed securities not actively traded in a liquid market and publicly traded fixed maturities are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Fair values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Estimated fair values of equity securities which consist of the Companies' investment in its registered separate accounts are based upon the quoted fair value of the securities comprising the individual portfolios underlying the separate accounts.

CASH AND CASH EQUIVALENTS
For purposes of the accompanying Statements of Cash Flows, the Companies consider all demand deposits and interest-bearing accounts not related to the investment function to be cash equivalents. All interest-bearing accounts classified as cash equivalents have original maturities of three months or less.

DEFERRED POLICY ACQUISITION COSTS
Certain costs of acquiring new insurance business, principally first year commissions and interest bonuses, extra credit bonuses and other expenses related to the production of new business, have been deferred. Acquisition costs for variable annuity and variable life products are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected future gross profits. This amortization is adjusted retrospectively when the Companies revise their estimate of current or future gross profits to be realized from a group of products. DPAC is adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturities the Companies have designated as "available for sale" under SFAS No. 115.

VALUE OF PURCHASED INSURANCE IN FORCE
As a result of the merger and the acquisition, a portion of the purchase price related to each transaction was allocated to the right to receive future cash flows from existing insurance contracts. This allocated cost represents VPIF which reflects the value of those purchased policies calculated by discounting actuarially determined expected future cash flows at the discount rate determined by the purchaser. Amortization of VPIF is charged to expense in proportion to expected gross profits of the underlying business. This amortization is adjusted retrospectively when the Companies revise the estimate of current or future gross profits to be realized from the insurance contracts acquired. VPIF is adjusted to reflect the pro forma impact of unrealized gains and losses on available for sale fixed maturities. See Notes 6 and 7 for additional information on VPIF resulting from the merger and acquisition.

PROPERTY AND EQUIPMENT
Property and equipment primarily represent leasehold improvements, office furniture, certain other equipment and capitalized computer software and are not considered to be significant to the Companies' overall operations. Property and equipment are reported at cost less allowances for depreciation. Depreciation expense is computed primarily on the basis of the straight-line method over the estimated useful lives of the assets.

GOODWILL
Goodwill was established as a result of the merger and is being amortized over 40 years on a straight-line basis. Goodwill established as a result of the acquisition was being amortized over 25 years on a straight-line basis. See Notes 6 and 7 for additional information on the merger and acquisition.

FUTURE POLICY BENEFITS
Future policy benefits for divisions with fixed interest guarantees of the variable products are established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges. Interest credited to these policies ranged from 3.00% to 10.00% during 1998, 3.30% to 8.25% during 1997 and 4.00% to 7.25% during 1996. The unearned revenue reserve represents unearned distribution fees. These distribution fees have been deferred and are amortized over the life of the contracts in proportion to expected gross profits.

SEPARATE ACCOUNTS
Assets and liabilities of the separate accounts reported in the accompanying Balance Sheets represent funds separately administered principally for variable annuity and variable life contracts. Contractholders, rather than the Companies, bear the investment risk for the variable products. At the direction of the contractholders, the separate accounts invest the premiums from the sale of variable products in shares of specified mutual funds. The assets and liabilities of the separate accounts are clearly identified and segregated from other assets and liabilities of the Companies. The portion of the separate account assets equal to the reserves and other liabilities of variable annuity and variable life contracts cannot be charged with liabilities arising out of any other business the Companies may conduct.

Variable separate account assets are carried at fair value of the underlying investments and generally represent contractholder investment values maintained in the accounts. Variable separate account liabilities represent account balances for the variable annuity and variable life contracts invested in the separate accounts; the fair value of these liabilities is equal to their carrying amount. Net investment income and realized and unrealized capital gains and losses related to separate account assets are not reflected in the accompanying Statements of Operations.

Product charges recorded by the Companies from variable products consist of charges applicable to each contract for mortality and expense risk, cost of insurance, contract administration and surrender charges. In addition, some variable annuity and all variable life contracts provide for a distribution fee collected for a limited number of years after each premium deposit. Revenue recognition of collected distribution fees is amortized over the life of the contract in proportion to its expected gross profits. The balance of unrecognized revenue related to the distribution fees is reported as an unearned revenue reserve.

DEFERRED INCOME TAXES
Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred tax assets or liabilities are adjusted to reflect the pro forma impact of unrealized gains and losses on equity securities and fixed maturities the Companies have designated as available for sale under SFAS No. 115. Changes in deferred tax assets or liabilities resulting from this SFAS No. 115 adjustment are charged or credited directly to stockholder's equity. Deferred income tax expenses or credits reflected in the Companies' Statements of Operations are based on the changes in the deferred tax asset or liability from period to period (excluding the SFAS No. 115 adjustment).

DIVIDEND RESTRICTIONS
Golden American's ability to pay dividends to its Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 1999, Golden American cannot pay dividends to its Parent without prior approval of statutory authorities.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder unless a notice of its intent to declare a dividend and the amount of the dividend has been filed at least thirty days in advance of the proposed declaration. If the Superintendent finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing.

SEGMENT REPORTING
As of December 31, 1998, the Companies adopted the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Companies manage their business as one segment, the sale of variable products designed to meet customer needs for tax-advantaged methods of saving for retirement and protection from unexpected death. Variable products are sold to consumers and corporations throughout the United States. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Companies.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management is required to utilize historical experience and assumptions about future events and circumstances in order to develop estimates of material reported amounts and disclosures. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates and assumptions are (1) estimates of fair values of investments in securities and other financial instruments, as well as fair values of policyholder liabilities, (2) policyholder liabilities, (3) deferred policy acquisition costs and value of purchased insurance in force, (4) fair values of assets and liabilities recorded as a result of merger and acquisition transactions, (5) asset valuation allowances, (6) guaranty fund assessment accruals, (7) deferred tax benefits (liabilities) and (8) estimates for commitments and contingencies including legal matters, if a liability is anticipated and can be reasonably estimated. Estimates and assumptions regarding all of the proceeding are inherently subject to change and are reassessed periodically. Changes in estimates and assumptions could materially impact the financial statements.

RECLASSIFICATIONS
Certain amounts in the financial statements for the periods ended within the years ended December 31, 1997 and 1996 have been reclassified to conform to the December 31, 1998 financial statement presentation.

2. BASIS OF FINANCIAL REPORTING
______________________________________________________________________________

The financial statements of the Companies differ from related statutory-basis financial statements principally as follows: (1) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (2) an asset representing the present value of future cash flows from insurance contracts acquired was established as a result of the merger/acquisition and is amortized and charged to expense; (3) future policy benefit reserves for divisions with fixed interest guarantees of the variable products are based on full account values, rather than the greater of cash surrender value or amounts derived from discounting methodologies utilizing statutory interest rates; (4) reserves are reported before reduction for reserve credits related to reinsurance ceded and a receivable is established, net of an allowance for uncollectible amounts, for these credits rather than presented net of these credits; (5) fixed maturity investments are designated as "available for sale" and valued at fair value with unrealized appreciation/depreciation, net of adjustments to value of purchased insurance in force, deferred policy acquisition costs and deferred income taxes (if applicable), credited/charged directly to stockholder's equity rather than valued at amortized cost; (6) the carrying value of fixed maturities is reduced to fair value by a charge to realized losses in the Statements of Operations when declines in carrying value are judged to be other than temporary, rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus; (7) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities; (8) net realized gains or losses attributed to changes in the level of interest rates in the market are recognized when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security; (9) a liability is established for anticipated guaranty fund assessments, net of related anticipated premium tax credits, rather than capitalized when assessed and amortized in accordance with procedures permitted by insurance regulatory authorities; (10) revenues for variable products consist of policy charges applicable to each contract for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (11) the financial statements of Golden American's wholly owned subsidiary are consolidated rather than recorded at the equity in net assets; (12) surplus notes are reported as liabilities rather than as surplus; and (13) assets and liabilities are restated to fair values when a change in ownership occurs, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

The net loss for Golden American as determined in accordance with statutory accounting practices was $68,002,000 in 1998, $428,000 in 1997 and $9,188,000
in 1996. Total statutory capital and surplus was $183,045,000 at December 31, 1998 and $76,914,000 at December 31, 1997.





























3. INVESTMENT OPERATIONS
______________________________________________________________________________

INVESTMENT RESULTS
Major categories of net investment income are summarized below:


                                         POST-MERGER        | POST-ACQUISITION
                        ____________________________________|__________________
                                              For the period|    For the period
                              For the year  October 25, 1997|   January 1, 1997
                                     ended           through|           through
                         December 31, 1998 December 31, 1997|  October 24, 1997
                        __________________ _________________|__________________
                                           (Dollars in thousands)
                                                            |
Fixed maturities                  $35,224            $4,443 |          $18,488
Equity securities                      --                 3 |               --
Mortgage loans on real                                      |
 estate                             6,616               879 |            3,070
Policy loans                          619                59 |              482
Short-term investments              1,311               129 |              443
Other, net                            246              (154)|               24
Funds held in escrow                   --                -- |               --
                        __________________ _________________|__________________
Gross investment income            44,016             5,359 |           22,507
Less investment expenses           (1,531)             (232)|             (851)
                        __________________ _________________|__________________
Net investment income             $42,485            $5,127 |          $21,656
                        ================== =================|==================




























                         POST-ACQUISITION | PRE-ACQUISITION
                        __________________|_________________
                            For the period|   For the period
                           August 14, 1996|  January 1, 1996
                                   through|          through
                         December 31, 1996|  August 13, 1996
                        __________________|_________________
                                  (Dollars in thousands)
                                          |
Fixed maturities                   $5,083 |          $4,507
Equity securities                     103 |              --
Mortgage loans on real                    |
 estate                               203 |              --
Policy loans                           78 |              73
Short-term investments                441 |             341
Other, net                              2 |              22
Funds held in escrow                   -- |             145
                        __________________|_________________
Gross investment income             5,910 |           5,088
Less investment expenses             (115)|             (98)
                        __________________|_________________
Net investment income              $5,795 |          $4,990
                        ==================|=================


Realized gains (losses) on investments are as follows:

                                       POST-MERGER          | POST-ACQUISITION
                        ____________________________________|__________________
                                              For the period|    For the period
                              For the year  October 25, 1997|   January 1, 1997
                                     ended           through|           through
                         December 31, 1998 December 31, 1997|  October 24, 1997
                        __________________ _________________|__________________
                                           (Dollars in thousands)
                                                            |
Fixed maturities,                                           |
 available for sale               ($1,428)              $25 |             $151
Mortgage loans                        (63)              (10)|               --
                        __________________ _________________|__________________
Realized gains (losses)                                     |
 on investments                   ($1,491)              $15 |             $151
                        =======================================================










                         POST-ACQUISITION | PRE-ACQUISITION
                        __________________|_________________
                            For the period|   For the period
                           August 14, 1996|  January 1, 1996
                                   through|          through
                         December 31, 1996|  August 13, 1996
                        __________________|_________________
                                 (Dollars in thousands)
                                          |
Fixed maturities,                         |
 available for sale                   $42 |           ($420)
Mortgage loans                         -- |              --
                        __________________|_________________
Realized gains (losses)                   |
 on investments                       $42 |           ($420)
                        ====================================


The change in unrealized appreciation (depreciation) on securities at fair value is as follows:

                                       POST-MERGER          | POST-ACQUISITION
                        ____________________________________|__________________
                                              For the period|    For the period
                              For the year  October 25, 1997|   January 1, 1997
                                     ended           through|           through
                         December 31, 1998 December 31, 1997|  October 24, 1997
                        __________________ _________________|__________________
                                           (Dollars in thousands)
                                                            |
Fixed maturities:                                           |
 Available for sale                $1,100           ($3,494)|           $4,197
 Held for investment                   --                -- |               --
Equity securities                  (2,390)              (68)|             (462)
                        __________________ _________________|__________________
Unrealized appreciation                                     |
 (depreciation) of                                          |
 securities                       ($1,290)          ($3,562)|           $3,735
                        =======================================================















                         POST-ACQUISITION | PRE-ACQUISITION
                        __________________|_________________
                            For the period|   For the period
                           August 14, 1996|  January 1, 1996
                                   through|          through
                         December 31, 1996|  August 13, 1996
                        __________________|_________________
                                  (Dollars in thousands)
                                          |
Fixed maturities:                         |
 Available for sale                $2,497 |         ($3,045)
 Held for investment                   -- |             (90)
Equity securities                      (4)|              (2)
                        __________________|_________________
Unrealized appreciation                   |
 (depreciation) of                        |
 securities                        $2,493 |         ($3,137)
                        ====================================







































At December 31, 1998 and December 31, 1997, amortized cost, gross unrealized gains and losses and estimated fair values of fixed maturities, all of which are designated as available for sale, are as follows:

                                                   POST-MERGER
                               _______________________________________________
                                                 Gross       Gross   Estimated
                                 Amortized  Unrealized  Unrealized        Fair
                                      Cost       Gains      Losses       Value
                               _______________________________________________
                                             (Dollars in thousands)
December 31, 1998
____________________________
U.S. government and
 governmental agencies
 and authorities                  $13,568        $182         ($8)    $13,742
Foreign governments                 2,028           8          --       2,036
Public utilities                   67,710         546        (447)     67,809
Corporate securities              365,569       4,578      (2,658)    367,489
Other asset-backed securities      99,877         281      (1,046)     99,112
Mortgage-backed securities        191,020       1,147        (370)    191,797
                               _______________________________________________
Total                            $739,772      $6,742     ($4,529)   $741,985
                               ===============================================

December 31, 1997
____________________________
U.S. government and
 governmental agencies
 and authorities                   $5,705          $5         ($1)     $5,709
Foreign governments                 2,062          --          (9)      2,053
Public utilities                   26,983          55          (4)     27,034
Corporate securities              259,798       1,105        (242)    260,661
Other asset-backed securities       3,155          32          --       3,187
Mortgage-backed securities        115,585         202         (30)    115,757
                               _______________________________________________
Total                            $413,288      $1,399       ($286)   $414,401
                               ===============================================

At December 31, 1998, net unrealized investment gains on fixed maturities designated as available for sale totaled $2,213,000. Appreciation of $1,005,000 was included in stockholder's equity at December 31, 1998 (net of an adjustment of $203,000 to VPIF, an adjustment of $455,000 to DPAC and deferred income taxes of $550,000). Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates fair value for these securities.

Amortized cost and estimated fair value of fixed maturities designated as available for sale, by contractual maturity, at December 31, 1998 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                                           POST-MERGER
                                                _____________________________
                                                                    Estimated
                                                    Amortized            Fair
December 31, 1998                                        Cost           Value
_____________________________________________________________________________
                                                    (Dollars in thousands)
Due within one year                                  $50,208         $50,361
Due after one year through five years                310,291         311,943
Due after five years through ten years                78,264          78,541
Due after ten years                                   10,112          10,231
                                                _____________   _____________
                                                     448,875         451,076
Other asset-backed securities                         99,877          99,112
Mortgage-backed securities                           191,020         191,797
                                                _____________   _____________
Total                                               $739,772        $741,985
                                                =============   =============






































An analysis of sales, maturities and principal repayments of the Companies' fixed maturities portfolio is as follows:

                                             Gross         Gross      Proceeds
                           Amortized      Realized      Realized          from
                                Cost         Gains        Losses          Sale
______________________________________________________________________________
                                           (Dollars in thousands)
POST-MERGER:
For the year ended
 December 31, 1998:
Scheduled principal
 repayments, calls and
 tenders                   $102,504           $60           ($3)     $102,561
Sales                        43,204           518        (1,030)       42,692
                        ______________________________________________________
Total                      $145,708          $578       ($1,033)     $145,253
                        ======================================================
For the period October 25,
 1997 through
 December 31, 1997:
Scheduled principal
 repayments, calls and
 tenders                     $6,708            $2            --        $6,710
Sales                         3,138            23            --         3,161
                        ______________________________________________________
Total                        $9,846           $25            --        $9,871
                        ======================================================
POST-ACQUISITION:
For the period January 1,
 1997 through October 24,
 1997:
Scheduled principal
 repayments, calls and
 tenders                    $25,419            --            --       $25,419
Sales                        14,052          $153           ($2)       14,203
                        ______________________________________________________
Total                       $39,471          $153           ($2)      $39,622
                        ======================================================
For the period August 14,
 1996 through
 December 31, 1996:
Scheduled principal
 repayments, calls and
 tenders                     $1,612            --            --        $1,612
Sales                        45,799          $115          ($73)       45,841
                        ______________________________________________________
Total                       $47,411          $115          ($73)      $47,453
                        ======================================================







                                             Gross         Gross      Proceeds
                           Amortized      Realized      Realized          from
                                Cost         Gains        Losses          Sale
______________________________________________________________________________
                                           (Dollars in thousands)
PRE-ACQUISITION:
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
                        ======================================================

INVESTMENT VALUATION ANALYSIS: The Companies analyze the investment portfolio at least quarterly in order to determine if the carrying value of any investment has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary. During the year ended December 31, 1998, Golden American recognized a loss on two fixed maturity investments of $973,000. During 1997 and 1996, no investments were identified as having an other than temporary impairment.

INVESTMENTS ON DEPOSIT: At December 31, 1998 and 1997, affidavits of deposits covering bonds with a par value of $6,470,000 and $6,605,000, respectively, were on deposit with regulatory authorities pursuant to certain statutory requirements.

INVESTMENT DIVERSIFICATIONS: The Companies' investment policies related to the investment portfolio require diversification by asset type, company and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at December 31, 1998 and December 31, 1997. Fixed maturities included investments in basic industrials (26% in 1998, 30% in 1997), conventional mortgage-backed securities (25% in 1998, 13% in 1997), financial companies (19% in 1998, 24% in 1997), other asset-backed securities (11% in 1998) and various government bonds and government or agency mortgage-backed securities (5% in 1998, 17% in 1997). Mortgage loans on real estate have been analyzed by geographical location with concentrations by state identified as California (12% in 1998 and 1997), Utah (11% in 1998, 13% in 1997) and
Georgia (10% in 1998, 11% in 1997). There are no other concentrations of mortgage loans in any state exceeding ten percent at December 31, 1998 and 1997. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in office buildings (36% in 1998, 43% in 1997), industrial buildings (32% in 1998, 33% in 1997) and retail facilities (20% in 1998, 15% in 1997). Equity securities are not significant to the Companies' overall investment portfolio.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholder's equity at December 31, 1998.

4. COMPREHENSIVE INCOME
______________________________________________________________________________

As of January 1, 1998, the Companies adopted the SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Companies' net income or stockholder's equity. SFAS No. 130 requires unrealized gains or losses on the Companies' available for sale securities (net of VPIF, DPAC and deferred income taxes) to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, unrealized gains (losses) were reported separately in stockholder's equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Total comprehensive income (loss) for the Companies includes $1,015,000 for the year ended December 31, 1998 for First Golden ($159,000, $536,000 and $(57,000), respectively, for the periods October 25, 1997 through December 31, 1997, October 1, 1997 through October 24, 1997 and December 17, 1996 through December 31, 1996). Other comprehensive income excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts total $(2,133,000) in 1998. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments to VPIF and DPAC totaling $705,000 in 1998.

5. FAIR VALUES OF FINANCIAL INSTRUMENTS
______________________________________________________________________________

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments,"

requires disclosure of estimated fair value of all financial instruments, including both assets and liabilities recognized and not recognized in a company's balance sheet, unless specifically exempted. SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires additional disclosures about derivative financial instruments. Most of the Companies' investments, investment contracts and debt fall within the standards' definition of a financial instrument. Fair values for the Companies' insurance contracts other than investment contracts are not required to be disclosed. In cases where quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accounting, actuarial and regulatory bodies are continuing to study the methodologies to be used in developing fair value information, particularly as it relates to such things as liabilities for insurance contracts. Accordingly, care should be exercised in deriving conclusions about the Companies' business or financial condition based on the information presented herein.

The Companies closely monitor the composition and yield of invested assets, the duration and interest credited on insurance liabilities and resulting interest spreads and timing of cash flows. These amounts are taken into consideration in the Companies' overall management of interest rate risk, which attempts to minimize exposure to changing interest rates through the matching of investment cash flows with amounts expected to be due under insurance contracts. These assumptions may not result in values consistent with those obtained through an actuarial appraisal of the Companies' business or values that might arise in a negotiated transaction.



The following compares carrying values as shown for financial reporting purposes with estimated fair values:


                                                   POST-MERGER
                               ________________________________________________
December 31                               1998                     1997
______________________________________________________  _______________________
                                             Estimated                Estimated
                                  Carrying        Fair     Carrying        Fair
                                     Value       Value        Value       Value
                               ___________ ___________  ___________ ___________
                                              (Dollars in thousands)
ASSETS
 Fixed maturities, available
  for sale                       $741,985    $741,985     $414,401    $414,401
 Equity securities                 11,514      11,514        3,904       3,904
 Mortgage loans on real estate     97,322      99,762       85,093      86,348
 Policy loans                      11,772      11,772        8,832       8,832
 Short-term investments            41,152      41,152       14,460      14,460
 Cash and cash equivalents          6,679       6,679       21,039      21,039
 Separate account assets        3,396,114   3,396,114    1,646,169   1,646,169

LIABILITIES
 Annuity products                 869,009     827,597      493,181     469,714
 Surplus notes                     85,000      90,654       25,000      28,837
 Line of credit with affiliate         --          --       24,059      24,059
 Separate account liabilities   3,396,114   3,396,114    1,646,169   1,646,169



The following methods and assumptions were used by the Companies in estimating fair values.

FIXED MATURITIES: Estimated fair values of conventional mortgage-backed securities not actively traded in a liquid market and publicly traded securities are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities.

EQUITY SECURITIES: Estimated fair values of equity securities, which consist of the Companies' investment in the portfolios underlying its separate accounts, are based upon the quoted fair value of individual securities comprising the individual portfolios. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable returns and quality.

MORTGAGE LOANS ON REAL ESTATE: Fair values are estimated by discounting expected cash flows, using interest rates currently offered for similar loans.

POLICY LOANS: Carrying values approximate the estimated fair value for policy loans.



SHORT-TERM INVESTMENTS AND CASH AND CASH EQUIVALENTS: Carrying values reported in the Companies' historical cost basis balance sheet approximate estimated fair value for these instruments due to their short-term nature.

SEPARATE ACCOUNT ASSETS: Separate account assets are reported at the quoted fair values of the individual securities in the separate accounts.

ANNUITY PRODUCTS: Estimated fair values of the Companies' liabilities for future policy benefits for the divisions of the variable annuity products with fixed interest guarantees and for supplemental contracts without life contingencies are stated at cash surrender value, the cost the Companies would incur to extinguish the liability.

SURPLUS NOTES: Estimated fair value of the Companies' surplus notes were based upon discounted future cash flows using a discount rate approximating the Companies' return on invested assets.

LINE OF CREDIT WITH AFFILIATE: Carrying value reported in the Companies' historical cost basis balance sheet approximates estimated fair value for this instrument.

SEPARATE ACCOUNT LIABILITIES: Separate account liabilities are reported at full account value in the Companies' historical cost balance sheet. Estimated fair values of separate account liabilities are equal to their carrying amount.

6. MERGER
______________________________________________________________________________

TRANSACTION: On October 23, 1997, Equitable's shareholders approved the Merger Agreement dated July 7, 1997 among Equitable, PFHI and ING. On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable according to the Merger Agreement. PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owned all the outstanding capital stock of Equitable Life Insurance Company of Iowa ("Equitable Life") and Golden American and their wholly owned subsidiaries. In addition, Equitable owned all the outstanding capital stock of Locust Street Securities, Inc. ("LSSI"), Equitable Investment Services, Inc. (subsequently dissolved), DSI, Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. (subsequently renamed ING Funds Distributor, Inc.). In exchange for the outstanding capital stock of Equitable, ING paid total consideration of approximately $2.1 billion in cash and stock and assumed approximately $400 million in debt. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"), a Delaware corporation. All costs of the merger, including expenses to terminate certain benefit plans, were paid by the Parent.

ACCOUNTING TREATMENT: The merger was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at October 24, 1997. The purchase price was allocated to EIC and its subsidiaries with $227,497,000 allocated to the Companies. Goodwill was established for the excess of the merger cost over the fair value of the net assets and attributed to EIC and its subsidiaries including Golden American and First Golden. The amount of goodwill allocated to the Companies relating to the merger was $151,127,000 at the merger date and is being amortized over 40 years on a straight-line basis. The carrying value of goodwill will be reviewed periodically for any indication of impairment in value. The Companies' DPAC, previous balance of VPIF and unearned revenue reserve, as of the merger date, were eliminated and a new asset of $44,297,000 representing VPIF was established for all policies in force at the merger date.

VALUE OF PURCHASED INSURANCE IN FORCE: As part of the merger, a portion of the acquisition cost was allocated to the right to receive future cash flows from insurance contracts existing with the Companies at the merger date. This allocated cost represents VPIF reflecting the value of those purchased policies calculated by discounting the actuarially determined expected future cash flow at the discount rate determined by ING.

An analysis of the VPIF asset is as follows:

                                                     POST-MERGER
                                   ____________________   ____________________
                                                                For the period
                                                              October 25, 1997
                                     For the year ended                through
                                      December 31, 1998      December 31, 1997
                                   ____________________   ____________________
                                                (Dollars in thousands)
Beginning balance                              $43,174                $44,297
                                   ____________________   ____________________
Imputed interest                                 2,802                  1,004
Amortization                                    (7,753)                (1,952)
Changes in assumptions of timing
 of gross profits                                  227                     --
                                   ____________________   ____________________
Net amortization                                (4,724)                  (948)
Adjustment for unrealized gains
 on available for sale securities                  (28)                  (175)
Adjustment for other receivables
 and merger costs                               (2,445)                    --
                                   ____________________   ____________________
Ending balance                                 $35,977                $43,174
                                   ====================   ====================

Interest is imputed on the unamortized balance of VPIF at a rate of 7.38% for the year ended December 31, 1998 and 7.03% for the period October 25, 1997 through December 31, 1997. The amortization of VPIF, net of imputed interest, is charged to expense. VPIF decreased $2,664,000 in the second quarter of 1998 to adjust the value of other receivables at merger date and increased $219,000 in the first quarter of 1998 as a result of an adjustment to the merger costs. VPIF is adjusted for the unrealized gains (losses) on available for sale securities; such changes are included directly in stockholder's equity. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 1998 is $4,300,000 in 1999, $4,000,000 in 2000, $3,900,000 in 2001, $3,700,000 in 2002 and $3,300,000 in
2003. Actual amortization may vary based upon changes in assumptions and experience.





7. ACQUISITION
______________________________________________________________________________

TRANSACTION: On August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable from Whitewood, a wholly owned subsidiary of Bankers Trust Company ("Bankers Trust"), according to the terms of the Purchase Agreement dated May 3, 1996 between Equitable and Whitewood. In exchange for the outstanding capital stock of BT Variable, Equitable paid the sum of $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid the sum of $51,000,000 in cash to Bankers Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. After the acquisition, the BT Variable, Inc. name was changed to EIC Variable, Inc. On April 30, 1997, EIC Variable, Inc. was liquidated and its investments in Golden American and DSI were transferred to Equitable, while the remainder of its net assets were contributed to Golden American. On December 30, 1997, EIC Variable, Inc. was dissolved.

ACCOUNTING TREATMENT: The acquisition was accounted for as a purchase resulting in a new basis of accounting, which reflected estimated fair values for assets and liabilities at August 13, 1996. The purchase price was allocated to the three companies purchased - BT Variable, DSI and Golden American. The allocation of the purchase price to Golden American was approximately $139,872,000. Goodwill was established for the excess of the purchase price over the fair value of the net assets acquired and attributed to Golden American. The amount of goodwill relating to the acquisition was $41,113,000 and was amortized over 25 years on a straight-line basis until the October 24, 1997 merger with ING. Golden American's DPAC, previous balance of VPIF and unearned revenue reserve, as of the acquisition date, were eliminated and an asset of $85,796,000 representing VPIF was established for all policies in force at the acquisition date.

VALUE OF PURCHASED INSURANCE IN FORCE: As part of the acquisition, a portion of the acquisition cost was allocated to the right to receive future cash flows from the insurance contracts existing with Golden American at the date of acquisition. This allocated cost represents VPIF reflecting the value of those purchased policies calculated by discounting the actuarially determined expected future cash flows at the discount rate determined by Equitable.






















An analysis of the VPIF asset is as follows:

                                                      |    PRE-
                                   POST-ACQUISITION   | ACQUISITION
                              ________________________| ___________
                                   For the     For the|     For the
                                    period      period|      period
                                   January      August|     January
                                   1, 1997    14, 1996|     1, 1996
                                   through     through|     through
                                   October    December|      August
                                  24, 1997    31, 1996|    13, 1996
                              ________________________| ___________
                                        (Dollars in thousands)
                                                      |
Beginning balance                 $83,051     $85,796 |     $6,057
                              ________________________| ___________
Imputed interest                    5,138       2,465 |        273
Amortization                      (12,656)     (5,210)|     (1,224)
Changes in assumption of                              |
 timing of gross profits            2,293          -- |         --
                              ________________________| ___________
Net amoritization                  (5,225)     (2,745)|       (951)
Adjustment for unrealized                             |
 gains (losses) on available                          |
 for sale securities                 (373)         -- |         11
                              ________________________| ___________
Ending balance                    $77,453     $83,051 |     $5,117
                              =====================================

Pre-Acquisition VPIF represents the remaining value assigned to in force contracts when Bankers Trust purchased Golden American from Mutual Benefit Life Insurance Company in Rehabilitation ("Mutual Benefit") on September 30, 1992.

Interest was imputed on the unamortized balance of VPIF at rates of 7.70% to 7.80% for the period August 14, 1996 through October 24, 1997. The amortization of VPIF net of imputed interest was charged to expense. VPIF was also adjusted for the unrealized gains (losses) on available for sale securities; such changes were included directly in stockholder's equity.

8. INCOME TAXES
______________________________________________________________________________

Golden American files a consolidated federal income tax return. Under the Internal Revenue Code, a newly acquired insurance company cannot file as part of its parent's consolidated tax return for 5 years.

At December 31, 1998, the Companies have net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $50,917,000. Approximately $5,094,000, $3,354,000 and $42,469,000 of these NOL carryforwards are available to offset future taxable income of the Companies through the years 2011, 2012 and 2013, respectively.




INCOME TAX EXPENSE
Income tax expense (benefit) included in the consolidated financial statements is as follows:

                                                                      PRE-
                    POST-MERGER     |       POST-ACQUISITION    |  ACQUISITION
          __________________________| __________________________| _____________
                             For the|       For the      For the|       For the
                              period|        period       period|        period
                         October 25,|    January 1,   August 14,|    January 1,
           For the year         1997|          1997         1996|          1996
                  ended      through|       through      through|       through
           December 31, December 31,|   October 24, December 31,|    August 13,
                   1998         1997|          1997         1996|          1996
          __________________________| __________________________| _____________
                                     (Dollars in thousands)
                                    |                           |
Current             --           -- |          $12           -- |           --
Deferred        $5,279         $146 |       (1,349)        $220 |      ($1,463)
          __________________________| __________________________| _____________
                $5,279         $146 |      ($1,337)        $220 |      ($1,463)
          =====================================================================



































The effective tax rate on income (loss) before income taxes is different from the prevailing federal income tax rate. A reconciliation of this difference is as follows:

                                             |                     |   PRE-
                                             |                     | ACQUISI-
                              POST-MERGER    |    POST-ACQUISITION |   TION
                       ______________________| ____________________| _________
                                      For the|   For the    For the|   For the
                                       period|    period     period|    period
                                      October|   January     August|   January
                           For the   25, 1997|   1, 1997   14, 1996|   1, 1996
                        year ended    through|   through    through|   through
                          December   December|   October   December|    August
                          31, 1998   31, 1997|  24, 1997   31, 1996|  13, 1996
                       ______________________| ____________________| _________
                                          (Dollars in thousands)
                                             |                     |
Income (loss)                                |                     |
 before income taxes      $10,353      ($279)|    ($608)      $570 |   $1,736
                       ======================| ====================| =========
Income tax                                   |                     |
 (benefit) at federal                        |                     |
 statutory rate            $3,624       ($98)|    ($213)      $200 |     $607
Tax effect (decrease) of:                    |                     |
 Realization of NOL                          |                     |
  carryforwards                --         -- |       --         -- |   (1,214)
 Goodwill amortization      1,322        220 |       --         -- |       --
 Compensatory stock                          |                     |
  option and restricted                      |                     |
  stock expense                --         -- |   (1,011)        -- |       --
 Meals and                                   |                     |
  entertainment               157         23 |       53         20 |
 Other items                  176          1 |     (166)        -- |       --
Change in valuation                          |                     |
  allowance                    --         -- |       --         -- |     (856)
                       ______________________| ____________________| _________
Income tax expense                           |                     |
 (benefit)                 $5,279       $146 |  ($1,337)      $220 |  ($1,463)
                       =======================================================

















DEFERRED INCOME TAXES
The tax effect of temporary differences giving rise to the Companies' deferred income tax assets and liabilities at December 31, 1998 and 1997 is as follows:

                                                         POST-MERGER
                                            ________________  ________________
December 31                                       1998              1997
____________________________________________________________  ________________
                                                    (Dollars in thousands)
Deferred tax assets:
 Net unrealized depreciation of
  securities at fair value                             $691                --
 Future policy benefits                              66,273           $27,399
 Deferred policy acquisition costs                       --             4,558
 Goodwill                                            16,323            17,620
 Net operating loss carryforwards                    17,821             3,044
 Other                                                1,272             1,548
                                            ________________  ________________
                                                    102,380            54,169
Deferred tax liabilities:
 Net unrealized appreciation of
  securities at fair value                               --              (130)
 Fixed maturity securities                           (1,034)           (1,665)
 Deferred policy acquisition costs                  (55,520)               --
 Mortgage loans on real estate                         (845)             (845)
 Value of purchased insurance in force              (12,592)          (15,172)
 Other                                                 (912)             (127)
                                            ________________  ________________
                                                    (70,903)          (17,939)
                                            ________________  ________________
Deferred income tax asset                           $31,477           $36,230
                                            ================  ================

The Companies are required to establish a "valuation allowance" for any portion of the deferred tax assets management believes will not be realized. In the opinion of management, it is more likely than not the Companies will realize the benefit of the deferred tax assets; therefore, no such valuation allowance has been established.

















9. RETIREMENT PLANS
______________________________________________________________________________

DEFINED BENEFIT PLANS

In 1998 and 1997, the Companies were allocated their share of the pension liability associated with their employees. The Companies' employees are covered by the employee retirement plan of an affiliate, Equitable Life. Further, Equitable Life sponsors a defined contribution plan that is qualified under Internal Revenue Code Section 401(k). The following tables summarize the benefit obligations and the funded status for pension benefits over the two-year period ended December 31, 1998:

                                              1998        1997
                                          ________________________
                                           (Dollars in thousands)
Change in benefit obligation:
 Benefit obligation at January 1                 $956        $192
 Service cost                                   1,138         682
 Interest cost                                     97          25
 Actuarial loss                                 2,266          57
 Benefit payments                                  (3)         --
                                          ________________________
 Benefit obligation at December 31             $4,454        $956
                                          ========================

                                              1998        1997
                                          ________________________
                                           (Dollars in thousands)
Funded status:
 Funded status at December 31                 ($4,454)      ($956)
 Unrecognized net loss                          2,266          --
                                          ________________________
 Net amount recognized                        ($2,188)      ($956)
                                          ========================

During 1998 and 1997, the Companies' plan assets were held by Equitable Life, an affiliate.

The weighted-average assumptions used in the measurement of the Companies' benefit obligation are as follows:


December 31                                   1998        1997
__________________________________________________________________
Discount rate                                  6.75%       7.25%
Expected return on plan assets                 9.50        9.00
Rate of compensation increase                  4.00        5.00


The following table provides the net periodic benefit cost for the fiscal years 1998 and 1997:

                                        POST-MERGER          |POST-ACQUISITION
                          ___________________________________|________________
                                               For the period|  For the period
                               For the year  October 25, 1997| January 1, 1997
                                      ended           through|         through
                          December 31, 1998 December 31, 1997|October 24, 1997
                          _________________ _________________|________________
                                            (Dollars in thousands)
                                                             |
Service cost                        $1,138              $114 |           $568
Interest cost                           97                10 |             15
Amortization of net loss                --                -- |              1
                          _________________ _________________|________________
Net periodic benefit cost           $1,235              $124 |           $584
                          ====================================================

There were no gains or losses resulting from curtailments or settlements during 1998 or 1997.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4,454,000, $3,142,000 and $0, respectively, as of December 31, 1998 and $956,000, $579,000 and $0, respectively, as of December 31, 1997.

10. RELATED PARTY TRANSACTIONS
______________________________________________________________________________

OPERATING AGREEMENTS: DSI acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Companies. DSI is authorized to enter into agreements with broker/dealers to distribute the Companies' variable insurance products and appoint representatives of the broker/dealers as agents. For the year ended December 31, 1998 and for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, the Companies paid commissions to DSI totaling $117,470,000, $9,931,000 and $26,419,000, respectively
($9,995,000 for the period August 14, 1996 through December 31, 1996 and $17,070,000 for the period January 1, 1996 through August 13, 1996).

Golden American provides certain managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the year ended December 31, 1998 and for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, the fee was $4,771,000, $508,000 and $2,262,000, respectively. For the periods August 14, 1996 through December 31, 1996 and January 1, 1996 through August 13, 1996 the fee was $877,000 and $1,390,000, respectively.

Effective January 1, 1998, the Companies have an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management services. Under the agreement, the Companies record a fee based on the value of the assets under management. The fee is payable quarterly. For the year ended December 31, 1998, the Companies incurred fees of $1,504,000 under this agreement.

Prior to 1998, the Companies had a service agreement with Equitable Investment Services, Inc. ("EISI"), an affiliate, in which EISI provided investment management services. Payments for these services totaled $200,000, $768,000 and $72,000 for the periods October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997 and August 14, 1996 through December 31, 1996, respectively.

Golden American has a guaranty agreement with Equitable Life, an affiliate. In consideration of an annual fee, payable June 30, Equitable Life guarantees to Golden American that it will make funds available, if needed, to Golden American to pay the contractual claims made under the provisions of Golden American's life insurance and annuity contracts. The agreement is not, and nothing contained therein or done pursuant thereto by Equitable Life shall be deemed to constitute, a direct or indirect guaranty by Equitable Life of the payment of any debt or other obligation, indebtedness or liability, of any kind or character whatsoever, of Golden American. The agreement does not guarantee the value of the underlying assets held in separate accounts in which funds of variable life insurance and variable annuity policies have been invested. The calculation of the annual fee is based on risk based capital. As Golden American's risk based capital level was above required amounts, no annual fee was payable in 1998 or in 1997.

Golden American provides certain advisory, computer and other resources and services to Equitable Life. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $5,833,000 for the year ended December 31, 1998 ($1,338,000 and $2,992,000 for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, respectively). No services were provided by Golden American in 1996.

The Companies have a service agreement with Equitable Life in which Equitable Life provides administrative and financial related services. Under this agreement, the Companies incurred expenses of $1,058,000 for the year ended December 31, 1998 ($13,000 and $16,000 for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, respectively).

First Golden provides resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Companies, totaled $75,000 in 1998.

For the year ended December 31, 1998, the Companies had premiums, net of reinsurance, for variable products from four affiliates, Locust Street Securities, Inc., Vestax Securities Corporation, DSI and Multi-Financial Securities Corporation of $122,900,000, $44,900,000, $13,600,000 and
$13,400,000, respectively. The Companies had premiums, net reinsurance, for variable products from three affiliates, Locust Street Securities, Inc., Vestax Securities Corporation and DSI of $9,300,000, $1,900,000 and $2,100,000 respectively, for the period October 25, 1997 through December 31, 1997 ($16,900,000, $1,200,000 and $400,000 for the period January 1, 1997 through October 24, 1997, respectively).

RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement which became effective January 1, 1998 and expires December 31, 2007, Golden American and ING AIH can borrow up to $65,000,000 from one another. Prior to lending funds to ING AIH, Golden American must obtain the approval of the State of Delaware Department of Insurance. Interest on any Golden American borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, Golden American incurred interest expense of $1,765,000 in 1998. At December 31, 1998, Golden American did not have any borrowings or receivables from ING AIH under this agreement.

LINE OF CREDIT: Golden American maintained a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement which became effective December 1, 1996 and expired December 31, 1997, Golden American could borrow up to $25,000,000. Interest on any borrowings was charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. Under this agreement, Golden American incurred interest expense of $211,000 for the year ended December 31, 1998 ($213,000 for the period October 25, 1997 through December 31, 1997, $362,000 for the period January 1, 1997 through October 24, 1997 and $85,000 for the period August 14, 1996 through December 31, 1996). The outstanding balance was paid by a capital contribution.

SURPLUS NOTES: On December 30, 1998, Golden American issued a 7.25% surplus note in the amount of $60,000,000 to Equitable Life. The note matures on December 29, 2028. The note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Golden American incurred no interest in 1998.

On December 17, 1996, Golden American issued an 8.25% surplus note in the amount of $25,000,000 to Equitable. The note matures on December 17, 2026. The note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made is subject to the prior approval of the Delaware Insurance Commissioner. Golden American incurred interest totaling $2,063,000 in 1998 ($344,000 and $1,720,000 for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, respectively). On December 17, 1996, Golden American contributed the $25,000,000 to First Golden acquiring 200,000 shares of common stock (100% of outstanding stock) of First Golden.

STOCKHOLDER'S EQUITY: On September 23, 1996, EIC Variable, Inc. contributed $50,000,000 of Preferred Stock to the Companies' additional paid-in capital. During 1998, Golden American received $122,500,000 of capital contributions from its Parent.

11. COMMITMENTS AND CONTINGENCIES
______________________________________________________________________________

CONTINGENT LIABILITY: In a transaction that closed on September 30, 1992, Bankers Trust acquired from Mutual Benefit, in accordance with the terms of an Exchange Agreement, all of the issued and outstanding capital stock of Golden American and DSI and certain related assets for consideration with an aggregate value of $13,200,000 and contributed them to BT Variable. The transaction involved settlement of pre-existing claims of Bankers Trust against Mutual Benefit. The ultimate value of these claims has not yet been determined by the Superior Court of New Jersey and, prior to August 13, 1996, was contingently supported by a $5,000,000 note payable from Golden American and a $6,000,000 letter of credit from Bankers Trust. Bankers Trust estimated the contingent liability due from Golden American amounted to $439,000 at August 13, 1996. At August 13, 1996, the balance of the escrow account established to fund the contingent liability was $4,293,000.

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

REINSURANCE: At December 31, 1998, the Companies had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under variable contracts. The Companies remain liable to the extent reinsurers do not meet their obligations under the reinsurance agreements. Reinsurance ceded in force for life mortality risks were $111,552,000 and $96,686,000 at December 31, 1998 and 1997, respectively. At December 31, 1998, the Companies have a net receivable of $7,470,000 for reserve credits, reinsurance claims or other receivables from these reinsurers comprised of $439,000 for claims recoverable from reinsurers, $543,000 for a payable for reinsurance premiums and $7,574,000 for a receivable from an unaffiliated reinsurer. Included in the accompanying financial statements are net considerations to reinsurers of $4,797,000, $326,000, $1,871,000, $875,000 and $600,000 and net policy benefits recoveries of $2,170,000, $461,000, $1,021,000, $654,000 and
$1,267,000 for the year ended December 31, 1998 and for the periods October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, August 14, 1996 through December 31, 1996 and January 1, 1996 through August 13, 1996, respectively.

Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty which increased income by $1,022,000, $265,000, $335,000, $10,000 and $56,000 for the year ended December 31, 1998 and for the periods October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, August 14, 1996 through December 31, 1996 and January 1, 1996 through August 13, 1996, respectively.

GUARANTY FUND ASSESSMENTS: Assessments are levied against the Companies by life and health guaranty associations in most states in which the Companies are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Companies cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums as well as its potential for premium tax offset. The Companies have established an undiscounted reserve to cover such assessments and regularly reviews information regarding known failures and revises its estimates of future guaranty fund assessments. Accordingly, the Companies accrued and charged to expense an additional $1,123,000 for the year ended December 31, 1998, $141,000 for the period October 25, 1997 through December 31, 1997, $446,000 for the period January 1, 1997 through October 24, 1997, $291,000 for the period August 14, 1996 through December 31, 1996 and $480,000 for the period January 1, 1996 through August 13, 1996. At December 31, 1998, the Companies have an undiscounted reserve of $2,446,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $586,000 for assessments paid which may be recoverable through future premium tax offsets. The Companies believe this reserve is sufficient to cover expected future guaranty fund assessments, based upon previous premiums, and known insolvencies at this time.

LITIGATION: The Companies, like other insurance companies, may be named or otherwise involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurers, substantial damages have been sought and/or material settlement payments have been made. The Companies currently believe no pending or threatened lawsuits exist that are reasonably likely to have a material adverse impact on the Companies.

VULNERABILITY FROM CONCENTRATIONS: The Companies have various concentrations in its investment portfolio (see Note 3 for further information). The Companies' asset growth, net investment income and cash flow are primarily generated from the sale of variable products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed could cause a severe impact to the Companies' financial condition. Two broker/dealers generated 27% of the Companies' sales (53% by two broker/dealers during 1997).

LEASES: The Companies lease their home office space, certain other equipment and capitalized computer software under operating leases which expire through 2018. During the year ended December 31, 1998 and for the periods October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, August 14, 1996 through December 31, 1996 and January 1, 1996 through August 13, 1996, rent expense totaled $1,241,000, $39,000, $331,000, $147,000 and
$247,000, respectively. At December 31, 1998, minimum rental payments due under all non-cancelable operating leases with initial terms of one year or more are: 1999 - $1,528,000; 2000 - $1,429,000; 2001 - $1,240,000; 2002 -
$1,007,000; 2003 - $991,000 and 2004 and thereafter - $5,363,000.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Companies have established a revolving note payable effective July 27, 1998 and expiring July 31, 1999 with SunTrust Bank, Atlanta (the "Bank"). The note was approved by the Boards of Directors of Golden American and First Golden on August 5, 1998 and September 29, 1998, respectively. The total amount the Companies may have outstanding is $85,000,000, of which Golden American and First Golden have individual credit sublimits of $75,000,000 and $10,000,000, respectively. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Companies for the advance. The terms of the agreement require the Companies to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. During the year ended December 31, 1998, the Companies incurred interest expense of $352,000. At December 31, 1998, the Companies did not have any borrowings under this agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.






PART III.

ITEMS 10 - 13.

Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I (2) (c) of Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) Financial statements and schedules

The following consolidated financial statements of Golden American Life Insurance Company are included in Item 8:

Balance Sheets - December 31, 1998 and 1997
Statements of Operations - For the year ended December 31, 1998 and for the periods October 25, 1997 through December 31, 1997, January 1, 1997 through

 October 24, 1997, August 14, 1996 through December 31, 1996 and January 1, 1996 through August 13, 1996
Statements of Stockholder's Equity - For the year ended December 31, 1998 and for the periods October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, August 14, 1996 through December 31, 1996 and January 1, 1996 through August 13, 1996
Statements of Cash Flows - For the year ended December 31, 1998 and for the periods October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, August 14, 1996 through December 31, 1996 and January 1, 1996 through August 13, 1996
Notes to Financial Statements

The following consolidated financial statement schedules of Golden American Life Insurance Company are included in Item 14(d):


Schedule I - Summary of investments - other than investments in related parties
Schedule III - Supplementary insurance information
Schedule IV - Reinsurance

All other schedules listed in Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3), and (c) Exhibits

Exhibits filed are listed in the attached exhibit index.

(b) No reports on Form 8-K were filed for the quarter ended December 31, 1998.










ITEM 14(D). SCHEDULES.

                                 SCHEDULE I
                          SUMMARY OF INVESTMENTS
                  OTHER THAN INVESTMENTS IN RELATED PARTIES
                           (Dollars in thousands)


                                                                        Balance
                                                                          Sheet
December 31, 1998                            Cost 1         Value        Amount
_______________________________________________________________________________
TYPE OF INVESTMENT
Fixed maturities, available for sale:
 Bonds:
  United States government and govern-
   mental agencies and authorities         $13,568       $13,742       $13,742
  Foreign governments                        2,028         2,036         2,036
  Public utilities                          67,710        67,809        67,809
  Corporate securities                     365,569       367,489       367,489
  Other asset-backed securities             99,877        99,112        99,112
  Mortgage-backed securities               191,020       191,797       191,797
                                        ___________   ___________   ___________
  Total fixed maturities, available
   for sale                                739,772       741,985       741,985

Equity securities:
 Common stocks:  industrial, miscel-
  laneous and all other                     14,437        11,514        11,514

Mortgage loans on real estate               97,322                      97,322
Policy loans                                11,772                      11,772
Short-term investments                      41,152                      41,152
                                        ___________                 ___________
Total investments                         $904,455                    $903,745
                                        ===========                 ===========

Note 1: Cost is defined as original cost for common stocks, amortized cost for bonds and short-term investments, and unpaid principal for policy loans and mortgage loans on real estate, adjusted for amortization of premiums and accrual of discounts.















                                SCHEDULE III
                     SUPPLEMENTARY INSURANCE INFORMATION
                          (Dollars in thousands)

          Column             Column      Column     Column    Column    Column
            A                  B           C          D          E         F
________________________________________________________________________________
                                            Future
                                            Policy               Other
                                  De-    Benefits,              Policy
                               ferred      Losses,              Claims    Insur-
                               Policy       Claims      Un-        and      ance
                               Acqui-          and   earned      Bene-  Premiums
                               sition         Loss  Revenue       fits       and
Segment                         Costs     Expenses  Reserve    Payable   Charges
________________________________________________________________________________
                                         POST-MERGER
________________________________________________________________________________
Year ended December 31, 1998:

Life insurance              $204,979     $881,112   $3,840         --   $39,119

Period October 25, 1997
 through December 31, 1997:

Life insurance                12,752      505,304    1,189        $10     3,834

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

                                      PRE-ACQUISITION
________________________________________________________________________________
Period January 1, 1996
 through August 13, 1996:

Life insurance                   N/A          N/A      N/A        N/A    12,259











                                  SCHEDULE III
                  SUPPLEMENTARY INSURANCE INFORMATION - CONTINUED
                             (Dollars in thousands)

          Column             Column      Column     Column    Column    Column
            A                  G           H          I          J         K
________________________________________________________________________________

                                                     Amorti-
                                          Benefits    zation
                                           Claims,        of
                                            Losses  Deferred
                                  Net          and    Policy     Other
                              Invest-      Settle-    Acqui-    Opera-
                                 ment         ment    sition      ting  Premiums
Segment                        Income     Expenses     Costs Expenses*   Written
________________________________________________________________________________
                                         POST-MERGER
________________________________________________________________________________
Year ended December 31, 1998:

Life insurance               $42,485      $96,968   $5,148   ($26,406)        --

Period October 25, 1997
 through December 31, 1997:

Life insurance                 5,127        7,413      892      1,137         --

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

*This includes policy acquisition costs deferred for first year commissions and interest bonuses, extra credit bonuses and other expenses related to the production of new business. The cost related to first year interest bonuses and the extra credit bonus are included in benefits claims, losses and settlement expenses.



                                 SCHEDULE IV
                                 REINSURANCE

Column A                Column B       Column C  Column D     Column E Column F
_______________________________________________________________________________
                                                                        Percen-
                                                  Assumed               tage of
                                       Ceded to      from                Amount
                           Gross          Other     Other          Net  Assumed
                          Amount      Companies Companies       Amount   to Net
_______________________________________________________________________________
 At December 31, 1998:
 Life insurance in
  force            $181,456,000   $111,552,000        --  $69,904,000       --
                   ============= ============== ========= ============ ========

 At December 31, 1997:
 Life insurance in
  force            $149,842,000    $96,686,000        --  $53,156,000       --
                   ============= ============== ========= ============ ========
 At December 31, 1996:
 Life insurance in
  force             $86,192,000    $58,368,000        --  $27,824,000       --
                   ============= ============== ========= ============ ========
































Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               GOLDEN AMERICAN LIFE INSURANCE COMPANY
                            (Registrant)

DATE: March 30, 1999                                   By /s/Barnett Chernow
                                                            ________________
                                                            Barnett Chernow
                                                            President and
                                                            Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                        Title
  ____________________      ______________________________

  /s/Barnett Chernow        President and Director
  ____________________
  Barnett Chernow
  (principal executive
  officer)


  /s/E. Robert Koster       Senior Vice President and
  ____________________      Chief Financial Officer
  E. Robert Koster
  (principal financial
  officer)
                                                            March 30, 1999


  /s/Myles R. Tashman       Executive Vice President,
  ____________________      General Counsel,
  Myles R. Tashman          Secretary and Director


  /s/Michellen A. Wildin    Assistant Vice President and
  ____________________      Chief Accounting Officer
  Michellen A. Wildin
  (principal accounting
  officer )















                                    INDEX

                  Exhibits to Annual Report on Form 10-K
                      Year ended December 31, 1998
                  GOLDEN AMERICAN LIFE INSURANCE COMPANY

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





                                     INDEX

                    Exhibits to Annual Report on Form 10-K
                        Year ended December 31, 1998
                    GOLDEN AMERICAN LIFE INSURANCE COMPANY

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



                                     INDEX

                    Exhibits to Annual Report on Form 10-K
                        Year ended December 31, 1998
                    GOLDEN AMERICAN LIFE INSURANCE COMPANY


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







                                     INDEX

                    Exhibits to Annual Report on Form 10-K
                        Year ended December 31, 1998
                    GOLDEN AMERICAN LIFE INSURANCE COMPANY


   (f) Asset Management Agreement, dated January 20, 1998, between Golden American and ING Investment Management LLC (incorporated by reference from Exhibit 10(f) to Golden American's Form 10-Q filed with the SEC on August 14, 1998 (File No. 33-87272))

   (g) Reciprocal Loan Agreement, dated January 1, 1998, as amended March 20, 1998, between Golden American and ING America Insurance Holdings, Inc. (incorporated by reference from Exhibit 10(g) to Golden American's Form 10-Q filed with the SEC on August 14, 1998
           (File No. 33-87272))

   (h) Underwriting Agreement between Golden American and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about February 17, 1998
           (File No. 33-87272))

   (i) Revolving Note Payable, dated July 27, 1998, between Golden American and SunTrust Bank, Atlanta (incorporated by reference from Exhibit 10(i) to Golden American's Form 10-Q filed with the SEC on
           November 13, 1998 (File No. 33-87272))

27 FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)