Form 10-Q
period 1999-03-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1999-05-17
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                              FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

                                  OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

Commission file number 33-87272, 333-51353, 333-28765, 333-28681,
                       333-28743, 333-51949, 333-65009, 333-66745,
                       333-76941, 333-76945

                   GOLDEN AMERICAN LIFE INSURANCE COMPANY
            (Exact name of registrant as specified in its charter)

 Delaware                                                      41-0991508
(State or other jurisdiction of          (IRS employer identification no.)
incorporation or organization)

1475 Dunwoody Drive, West Chester, Pennsylvania                 19380-1478
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code  (610) 425-3400
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of May 12, 1999.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).







                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:    Golden American Life
                                                       Insurance Company

Condensed Consolidated Statements of Operations (Unaudited):

                                          For the Three      For the Three
                                           Months ended       Months ended
                                          March 31, 1999     March 31, 1998
                                        _____________________________________
                                                (Dollars in thousands)
Revenues:
 Annuity and interest sensitive life
  product charges                                 $14,821             $6,940
 Management fee revenue                             1,815                909
 Net investment income                             13,883              8,842
 Realized gains on investments                         47                 87
 Other income                                       3,504                 45
                                        _____________________________________
                                                   34,070             16,823

Insurance benefits and expenses:
 Annuity and interest sensitive life
  benefits:
  Interest credited to account balances            36,393             16,706
  Benefit claims incurred in excess of
   account balances                                   666                 88
 Underwriting, acquisition and
  insurance expenses:
  Commissions                                      35,767             20,909
  General expenses                                 13,007              6,311
  Insurance taxes                                   1,171                801
  Policy acquisition costs deferred               (62,400)           (33,554)
  Amortization:
   Deferred policy acquisition costs                4,722                935
   Value of purchased insurance in force            1,507              1,588
   Goodwill                                           945                945
                                        _____________________________________
                                                   31,778             14,729
Interest expense                                    1,614                913
                                        _____________________________________
                                                   33,392             15,642
                                        _____________________________________
Income before income taxes                            678              1,181

Income taxes                                          622                764
                                        _____________________________________
Net income                                            $56               $417
                                        =====================================



See accompanying notes.
Condensed Consolidated Balance Sheets (Unaudited):

                                            March 31, 1999   December 31, 1998
                                          _____________________________________
                                                  (Dollars in thousands,
                                                  except per share data)
ASSETS
Investments:
 Fixed maturities, available for sale,
  at fair value (cost: 1999 - $765,936;
  1998 - $739,772)                                 $763,771           $741,985
 Equity securities, at fair value
  (cost: 1999 - $14,437; 1998 - $14,437)             12,007             11,514
 Mortgage loans on real estate                       94,254             97,322
 Policy loans                                        12,187             11,772
 Short-term investments                              59,064             41,152
                                          _____________________________________
Total investments                                   941,283            903,745

Cash and cash equivalents                            10,684              6,679
Due from affiliates                                      --              2,983
Accrued investment income                            11,578              9,645
Deferred policy acquisition costs                   264,096            204,979
Value of purchased insurance in force                34,901             35,977
Current income taxes recoverable                        356                628
Deferred income tax asset                            31,566             31,477
Property and equipment, less allowances for
 depreciation of $1,229 in 1999 and $801
 in 1998                                             10,266              7,348
Goodwill, less accumulated amortization of
 $5,352 in 1999 and $4,408 in 1998                  145,775            146,719
Other assets                                          6,970              6,239
Separate account assets                           3,939,445          3,396,114
                                          _____________________________________
Total assets                                     $5,396,920         $4,752,533
                                          =====================================
















See accompanying notes.



Condensed Consolidated Balance Sheets (Unaudited) (Continued):

                                            March 31, 1999   December 31, 1998
                                          _____________________________________
                                                  (Dollars in thousands,
                                                  except per share data)
LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
 Future policy benefits:
  Annuity and interest sensitive life
   products                                        $948,959           $881,112
  Unearned revenue reserve                            4,529              3,840
 Other policy claims and benefits                         8                 --
                                          _____________________________________
                                                    953,496            884,952
Surplus notes                                        85,000             85,000
Due to affiliates                                     4,010                 --
Other liabilities                                    42,323             32,573
Separate account liabilities                      3,939,445          3,396,114
                                          _____________________________________
                                                  5,024,274          4,398,639

Commitments and contingencies

Stockholder's equity:
 Common stock, par value $10 per share,
  authorized, issued and outstanding
  250,000 shares                                      2,500              2,500
 Additional paid-in capital                         367,640            347,640
 Accumulated comprehensive loss                      (2,199)              (895)
 Retained earnings                                    4,705              4,649
                                          _____________________________________
Total stockholder's equity                          372,646            353,894
                                          _____________________________________
Total liabilities and stockholder's
 equity                                          $5,396,920         $4,752,533
                                          =====================================














See accompanying notes.




Condensed Consolidated Statements of Cash Flows (Unaudited):

                                           For the Three      For the Three
                                            Months ended       Months ended
                                           March 31, 1999     March 31, 1998
                                         _____________________________________
                                                 (Dollars in thousands)
NET CASH USED IN OPERATING ACTIVITIES              ($2,081)           ($2,974)

INVESTING ACTIVITIES
Sale, maturity or repayment of
 investments:
 Fixed maturities - available for sale              34,870             31,250
 Mortgage loans on real estate                       2,992                447
                                         _____________________________________
                                                    37,862             31,697

Acquisition of investments:
 Fixed maturities - available for sale             (61,852)           (73,944)
 Equity securities                                      --            (10,000)
 Mortgage loans on real estate                          --             (1,825)
 Policy loans - net                                   (415)              (118)
 Short term investments - net                      (17,912)           (20,934)
                                         _____________________________________
                                                   (80,179)          (106,821)
Net purchase of property and equipment              (3,368)              (618)
                                         _____________________________________
Net cash used in investing activities              (45,685)           (75,742)

FINANCING ACTIVITIES
Proceeds from reciprocal loan agreement
 borrowings                                         13,400            103,843
Repayment of reciprocal loan agreement
 borrowings                                        (13,400)           (64,406)
Proceeds from revolving note payable                18,150                 --
Repayment of revolving note payable                (18,150)                --
Repayment of line of credit borrowings                  --             (5,309)
Receipts from annuity and interest
 sensitive life policies credited to
 account balances                                  168,327             94,722
Return of account balances on annuity
 and interest sensitive life policies              (23,912)           (13,534)
Net reallocations to Separate Accounts            (112,644)           (42,204)
Contribution from parent                            20,000                 --
                                         _____________________________________
Net cash provided by financing activities           51,771             73,112
                                         _____________________________________







See accompanying notes.

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued):

                                             For the Three      For the Three
                                              Months ended       Months ended
                                             March 31, 1999     March 31, 1998
                                           _____________________________________
                                                   (Dollars in thousands)
Increase (decrease) in cash and cash
 equivalents                                          $4,005            ($5,604)

Cash and cash equivalents at beginning
 of period                                             6,679             21,039
                                           _____________________________________
Cash and cash equivalents at end of period           $10,684            $15,435
                                           =====================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for interest              $1,127               $346

Non-cash financing activities:
 Non-cash adjustment to additional paid in
  capital for adjusted merger costs                       --                143
 Non-cash contribution of capital from
  parent to repay line of credit borrowings               --             18,750


























See accompanying notes.





NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This form is being filed with the reduced disclosure format specified in General Instruction H (1)(a) and (b) of Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Golden American Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 1998.

CONSOLIDATION
The condensed consolidated financial statements include Golden American Life Insurance Company ("Golden American") and its wholly owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and with Golden American, collectively, the "Companies"). All significant intercompany accounts and transactions have been eliminated.

ORGANIZATION
Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"). On October 24, 1997, PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") according to the terms of an Agreement and Plan of Merger dated July 7, 1997 among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc., a Delaware corporation.

FAIR VALUES
Estimated fair values of publicly traded fixed maturities for 1999 are as reported by an independent pricing service.

STATUTORY
The net loss for Golden American as determined in accordance with statutory accounting practices was $17,489,000 and $4,885,000 for the three months ended March 31, 1999 and 1998, respectively. Total statutory capital and surplus was $180,811,000 at March 31, 1999 and $183,045,000 at December 31,
1998.

RECLASSIFICATIONS
Certain amounts in the March 31, 1998 and December 31, 1998 financial statements have been reclassified to conform to the March 31, 1999 financial statement presentation.

NOTE 2 -- COMPREHENSIVE INCOME

As of January 1, 1998, the Companies adopted the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Companies' net income or stockholder's equity. SFAS No. 130 requires unrealized gains or losses on the Companies' available for sale securities (net of adjustments for value of purchased insurance in force ("VPIF"), deferred policy acquisition costs ("DPAC") and deferred income taxes) to be included in other comprehensive income.

During the first quarters of 1999 and 1998, total comprehensive income (loss) for the Companies amounted to $(1,249,000) and $446,000, respectively. Included in these amounts are total comprehensive income (loss) for First Golden of $(18,000) and $194,000 for the first quarters of 1999 and 1998, respectively. Other comprehensive income excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $296,000 and $75,000 during the first quarters of 1999 and 1998, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for VPIF and DPAC totaling $(249,000) and $12,000 for the first quarters of 1999 and 1988, respectively.

NOTE 3 -- RELATED PARTY TRANSACTIONS

OPERATING AGREEMENTS: Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Companies. DSI is authorized to enter into agreements with broker/dealers to distribute the Companies' variable insurance products and appoint representatives of the broker/dealers as agents. The Companies paid commissions and expenses to DSI totaling $34,785,000 and $21,037,000 for the quarters ended March 31, 1999 and 1998, respectively.

Golden American provides certain managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the quarters ended March 31, 1999 and 1998, the fee was $1,815,000 and $909,000, respectively.

The Companies have an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management services. Under the agreement, the Companies record a fee based on the value of the assets under management. The fee is payable quarterly. For the first quarters of 1999 and 1998, the Companies incurred fees of $538,000 and $318,000, respectively, under this agreement.

Golden American has a guaranty agreement with Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate. In consideration of an annual fee, payable June 30, Equitable Life guarantees to Golden American that it will make funds available, if needed, to Golden American to pay the contractual claims made under the provisions of Golden American's life insurance and annuity contracts. The agreement is not, and nothing contained therein or done pursuant thereto by Equitable Life shall be deemed to constitute, a direct or indirect guaranty by Equitable Life of the payment of any debt or other obligation, indebtedness or liability, of any kind or character whatsoever, of Golden American. The agreement does not guarantee the value of the underlying assets held in separate accounts in which funds of variable life insurance and variable annuity policies have been invested. The calculation of the annual fee is based on risk based capital. As Golden American's risk based capital level was above required amounts, no annual fee was payable in 1998.

Golden American provides certain advisory, computer and other resources and services to Equitable Life. Revenues for these services, which reduce general expenses incurred by Golden American, totaled $399,000 and $2,333,000 for the quarters ended March 31, 1999 and 1998, respectively.

The Companies have a service agreement with Equitable Life in which Equitable Life provides administrative and financial related services. Under this agreement, the Companies incurred expenses of $317,000 and $149,000 for the quarters ended March 31, 1999 and 1998, respectively.

First Golden provides resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Companies, totaled $32,000 and $19,000 for the quarters ended March 31, 1999 and 1998, respectively.

For the quarter ended March 31, 1999, the Companies received premiums, net of reinsurance, for variable products sold through four affiliates, Locust Street Securities, Inc., Vestax Securities Corporation, DSI and Multi-Financial Securities Corporation, of $29,700,000, $26,500,000, $5,400,000 and $5,500,000, respectively ($25,800,000, $7,000,000, $7,100,000 and $1,400,000,
respectively, for the same period of 1998).

RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998 and expires December 31, 2007, Golden American and ING AIH can borrow up to $65,000,000 from one another. Prior to lending funds to ING AIH, Golden American must obtain the approval of the State of Delaware Department of Insurance. Interest on any Golden American borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, Golden American incurred interest expense of $7,000 and $187,000 for the quarters ended March 31, 1999 and 1998, respectively. At March 31, 1999, Golden American did not have any borrowings or receivables from ING AIH under this agreement.

LINE OF CREDIT: Golden American maintained a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective December 1, 1996 and expired December 31, 1997, Golden American could borrow up to $25,000,000. Interest on any borrowings was charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. Under this agreement, Golden American incurred interest expense of $211,000 for the first three months of 1998. The outstanding balance was paid by a capital contribution and with funds borrowed from ING AIH.

SURPLUS NOTES:  On December 30, 1998, Golden American issued a 7.25% surplus note in the amount of $60,000,000 to Equitable Life. The note matures on December 29, 2028. The note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debt owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,087,000 in the first quarter of 1999.

On December 17, 1996, Golden American issued an 8.25% surplus note in the amount of $25,000,000 to Equitable. The note matures on December 17, 2026. The note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made is subject to the prior approval of the Delaware Insurance Commissioner. Golden American incurred interest totaling $516,000 in the first quarter of 1999, unchanged from the same period of 1998. As a result of the merger, the surplus note is now payable to EIC.

STOCKHOLDER'S EQUITY: During the first quarters of 1999 and 1998, Golden American received capital contributions from its Parent of $20,000,000 and $18,750,000, respectively.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At March 31, 1999, Golden American had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. At March 31, 1999, the Companies had a net receivable of $8,484,000 for reserve credits, reinsurance claims or other receivables from these reinsurers comprised of $905,000 for claims recoverable from reinsurers, $1,815,000 for a payable for reinsurance premiums and $9,394,000 for a receivable from an unaffiliated reinsurer. Included in the accompanying financial statements are net considerations to reinsurers of $1,815,000 in the first quarter of 1999 compared to $938,000 for the same period in 1998. Also included in the accompanying financial statements are net policy benefits of $721,000 in the first quarter of 1999 compared to $534,000 for the same period in 1998.

Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty.

INVESTMENT COMMITMENTS: At March 31, 1999, an outstanding commitment on a fixed maturity totaled $5,000,000.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Companies by life and health guaranty associations in most states in which the Companies are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Companies cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums as well as its potential for premium tax offset. The Companies have established an undiscounted reserve to cover such assessments, regularly review information regarding known failures and revise estimates of future guaranty fund assessments. Accordingly, the Companies accrued and charged to expense an additional $173,000 in the first quarter of 1998. At March 31, 1999, the Companies have an undiscounted reserve of $2,446,000 to cover estimated future assessments (net of related anticipated premium tax credits) and have established an asset totaling $574,000 for assessments paid which may be recoverable through future premium tax offsets. The Companies believe this reserve is sufficient to cover expected future guaranty fund assessments, based upon previous premiums, and known insolvencies at this time.

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

VULNERABILITY FROM CONCENTRATIONS: The Companies have various concentrations in the investment portfolio. The Companies' asset growth, net investment income and cash flow are primarily generated from the sale of variable products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could cause a severe impact on the Companies' financial condition. Two broker/dealers generated 33% of the Companies' sales during the first quarter of 1999 (26% by two broker/dealers in the same period of 1998). The Premium Plus product generated 73% of the Companies' sales during the first quarter of 1999 (53% in the same period of 1998).

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Companies have established a revolving note payable effective July 27, 1998 and expiring July 31, 1999 with SunTrust Bank, Atlanta (the "Bank"). The note was approved by the Boards of Directors of Golden American and First Golden on August 5, 1998 and September 29, 1998, respectively. The total amount the Companies may have outstanding is $85,000,000, of which Golden American and First Golden have individual credit sublimits of $75,000,000 and $10,000,000, respectively. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Companies for the advance. The terms of the agreement require the Companies to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. During the quarter ended March 31, 1999, the Companies paid interest expense of $4,000. At March 31, 1999, the Companies did not have any borrowings under this agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze the Golden American Life Insurance Company's ("Golden American") condensed consolidated results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources has also been provided. This analysis should be read jointly with the condensed consolidated financial statements, related notes and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report. Golden American reports financial results on a consolidated basis. The condensed consolidated financial statements include the accounts of Golden American and its subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Companies").

Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"). On October 24, 1997, PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") according to the terms of an Agreement and Plan of Merger dated July 7, 1997 among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc., a Delaware corporation.




RESULTS OF OPERATIONS
_____________________

PREMIUMS


                                           Percentage    Dollar
Three Months ended March 31     1999         Change      Change        1998
________________________________________________________________________________
                                            (Dollars in millions)
Variable annuity
 premiums:
 Separate account                 $460.2         66.0%     $183.1        $277.1
 Fixed account                     168.4         79.4        74.5          93.9
                            ____________________________________________________
Total variable annuity
 premiums                          628.6         69.4       257.6         371.0
Variable life
 premiums                            1.5        (47.4)       (1.4)          2.9
                            ____________________________________________________
Total premiums                    $630.1         68.5%     $256.2        $373.9
                            ====================================================

For the Companies' variable contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and product charges.

Variable annuity separate account premiums increased 66.0% during the first three months of 1999 and increased 18.6% compared to fourth quarter 1998 premiums. These increases resulted from increased sales of the Premium Plus product. The fixed account portion of the Companies' variable annuity premiums increased 79.4% during the first three months of 1999 and decreased 30.4% compared to the fourth quarter of 1998.

Premiums, net of reinsurance, for variable products from two significant broker/dealers having at least ten percent of total sales for the quarter ended March 31, 1999 totaled $207.6 million, or 33% of total premiums ($97.5 million, or 26% from two significant broker/dealers for the quarter ended March 31, 1998).
















REVENUES


                                           Percentage    Dollar
Three Months ended March 31     1999         Change      Change        1998
________________________________________________________________________________
                                            (Dollars in millions)
Annuity and interest
 sensitive life
 product charges                   $14.8        113.6%       $7.9          $6.9
Management fee revenue               1.8         99.7         0.9           0.9
Net investment income               13.9         57.0         5.1           8.8
Realized gains (losses)
 on investments                      0.1        (45.7)         --           0.1
Other income                         3.5      7,674.9         3.4           0.1
                            ____________________________________________________
                                   $34.1        102.5%      $17.3         $16.8
                            ====================================================

Total revenues increased 102.5% in the first quarter of 1999 from the same period in 1998. Annuity and interest sensitive life product charges increased 113.6% in the first quarter of 1999 due to additional fees earned from the increasing block of business under management in the separate accounts and an increase in surrender charges.

Golden American provides certain managerial and supervisory services to Directed Services, Inc. ("DSI"). The fee paid to Golden American for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $1.8 million and $0.9 million for the first three months of 1999 and 1998, respectively.

Net investment income increased 57.0% in the first quarter of 1999 due to growth in invested assets. The Companies had $47,000 of realized gains on the sale of investments in the first three months of 1999, compared to gains of $87,000 in the same period of 1998. Other income increased $3.4 million to $3.5 million in the first three months of 1999 due primarily to income received from a modified coinsurance agreement with an unaffiliated reinsurer, which was largely offset by a reduction in the Companies' deferred policy acquisition costs.

EXPENSES

Total insurance benefits and expenses increased $17.1 million, or 115.7%, to $31.8 million in the first three months of 1999. Interest credited to account balances increased $19.7 million, or 117.8%, to $36.4 million in the first three months of 1999. The extra credit bonus on the Premium Plus product increased $11.6 million to $19.9 million at March 31, 1999 resulting in an increase in interest credited during the first three months of 1999 compared to the same period in 1998. The bonus interest on the fixed account increased $2.2 million to $3.5 million at March 31, 1999 resulting in an increase in interest credited during the first three months of 1999 compared to the same period in 1998. The remaining increase in interest credited relates to higher account balances associated with the Companies' fixed account option within the variable products.


Commissions increased $14.9 million, or 71.1%, to $35.8 million in the first three months of 1999. Insurance taxes increased $0.4 million, or 46.1%, to $1.2 million in the first three months of 1999. Changes in commissions and insurance taxes are generally related to changes in the level and mix or composition of variable product sales. Insurance taxes are impacted by several other factors, which include an increase in FICA taxes primarily due to bonuses. Most costs incurred as the result of new sales have been deferred, thus having very little impact on current earnings.

General expenses increased $6.7 million, or 106.1%, to $13.0 million in the first three months of 1999. Management expects general expenses to continue to increase in 1999 as a result of the emphasis on expanding the salaried wholesaler distribution network. The Companies use a network of wholesalers to distribute products and the salaries of these wholesalers are included in general expenses. The portion of these salaries and related expenses that varies with production levels is deferred thus having little impact on current earnings. The increase in general expenses was partially offset by reimbursements received from Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate, for certain advisory, computer and other resources and services provided by Golden American.

The Companies' deferred policy acquisition costs ("DPAC"), previous balance of value of purchased insurance in force ("VPIF") and unearned revenue reserve were eliminated and an asset of $44.3 million representing VPIF was established for all policies in force at the merger date. During the first quarter of 1999, VPIF was adjusted to increase amortization by $0.2 million to reflect changes in the assumptions related to the timing of estimated gross profits. VPIF increased $0.2 million in the first quarter of 1998 as a result of an adjustment to the merger costs. The amortization of VPIF and DPAC increased $3.7 million, or 146.9%, in the first three months of 1999 due primarily to an increase in the amortization of DPAC in the first quarter of 1999 compared to the same period in 1998. This increase resulted from growth in DPAC from $45.4 million at March 31, 1998 to $264.1 million at March 31, 1999, which was generated by expenses associated with the large sales volume experienced since March 31, 1998. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of March 31, 1999 is $3.2 million for the remainder of 1999, $4.1 million in 2000, $3.9 million in 2001, $3.7 million in 2002, $3.2 million in 2003 and $2.5 million in 2004. Actual amortization may vary based upon changes in assumptions and experience.

Amortization of goodwill during the first three months of 1999 totaled $0.9 million unchanged from the first quarter of 1998. Goodwill resulting from the merger is being amortized on a straight-line basis over 40 years.

Interest expense on the $25 million surplus note issued in December 1996 and expiring December 2026 was $0.5 million in the first three months of 1999, unchanged from the same period of 1998. Interest expense on the $60 million surplus note issued in December 1998 and expiring December 2028 was $1.1 million in the first three months of 1999. Golden American also paid $7,000 in the first three months of 1999 to ING America Insurance Holdings, Inc. ("ING AIH") for interest on the reciprocal loan agreement. Interest expense on the revolving note payable with SunTrust Bank, Atlanta was $4,000 for the first three months of 1999. In addition, Golden American paid interest of $0.2 million during the first three months of 1998 on the line of credit with Equitable, which was repaid with a capital contribution from the Parent and with funds borrowed from ING AIH.


INCOME

Net income for the first three months of 1999 was $0.1 million, a decrease of $0.3 million from net income of $0.4 million in the same period of 1998.

Comprehensive income (loss) for the first three months of 1999 was $(1.3) million, a decrease of $1.7 million from $0.4 million in the same period of 1998.

FINANCIAL CONDITION
___________________

INVESTMENTS

The financial statement carrying value and amortized cost basis of the Companies' total investment portfolio grew 1.9% and 2.4%, respectively, during the first quarter of 1999. All of the Companies' investments, other than mortgage loans on real estate, are carried at fair value in the Companies' financial statements. As such, growth in the carrying value of the Companies' investment portfolio included changes in unrealized appreciation and depreciation of fixed maturities as well as growth in the cost basis of these securities. Growth in the cost basis of the Companies' investment portfolio resulted from the investment of premiums from the sale of the Companies' fixed account options. The Companies manage the growth of insurance operations in order to maintain adequate capital ratios. To support the fixed account options of the Companies' variable insurance products, cash flow was invested primarily in fixed maturities, short-term investments and mortgage loans on real estate.

At March 31, 1999, the Companies had no investments in default. At March 31, 1999, the Companies' investment portfolio had a yield of 6.4%. The Companies estimate the total investment portfolio, excluding policy loans, had a fair value approximately equal to 99.6% of amortized cost value for accounting purposes at March 31, 1999.

FIXED MATURITIES: At March 31, 1999, the Companies had fixed maturities with an amortized cost of $765.9 million and an estimated fair value of $763.8 million. The individual securities in the Companies' fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($490.6 million or 64.0%), that are rated BBB+ to BBB-by Standard & Poor's ($124.0 million or 16.2%) and below investment grade securities, which are securities issued by corporations that are rated BB+ to B- by Standard & Poor's ($70.1 million or 9.2%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners rating of 1, 2 or 3 ($81.2 million or 10.6%). The Companies' fixed maturity investment portfolio had a combined yield at amortized cost of 6.5% at March 31, 1999.

The Companies classify 100% of securities as available for sale. Net unrealized depreciation of fixed maturities of $2.2 million was comprised of gross appreciation of $3.8 million and gross depreciation of $6.0 million. Net unrealized holding losses on these securities, net of adjustments for VPIF, DPAC and deferred income taxes of $0.6 million, was included in stockholder's equity at March 31, 1999.

At March 31, 1999, the amortized cost value of the Companies' total investments in below investment grade securities, excluding mortgage-backed securities, was $65.9 million, or 7.2%, of the Companies' investment portfolio. The Companies intend to purchase additional below investment grade securities but do not expect the percentage of the portfolio invested in such securities to exceed 10% of the investment portfolio. At March 31, 1999, the yield at amortized cost on the Companies' below investment grade portfolio was 7.8% compared to 6.4% for the Companies' investment grade corporate bond portfolio. The Companies estimate the fair value of the below investment grade portfolio was $64.5 million, or 97.9% of amortized cost value, at March 31, 1999.

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

During the first three months of 1999, fixed maturities designated as available for sale with a combined amortized cost of $34.9 million were called or repaid by their issuers. In total, net pre-tax gains from sales, calls and repayments of fixed maturity investments amounted to $47,000 in the first three months of 1999.

At March 31, 1999, no fixed maturities were deemed to have impairments in value that are other than temporary.

EQUITY SECURITIES: Equity securities represent 1.6% of the Companies' investment portfolio. At March 31, 1999, the Companies owned equity securities with a cost of $14.4 million and an estimated fair value of $12.0 million. Net unrealized depreciation of equity securities of $2.4 million was comprised of gross appreciation of $2,000 and gross depreciation of $2.4 million. Equity securities are primarily comprised of the Companies' investments in shares of the mutual funds underlying the Companies' registered separate accounts.

MORTGAGE LOANS ON REAL ESTATE: Mortgage loans on real estate represent 10.3% of the Companies' investment portfolio. Mortgages outstanding were $94.3 million at March 31, 1999 with an estimated fair value of $94.9 million. The Companies' mortgage loan portfolio includes 56 loans with an average size of $1.7 million and average seasoning of 0.9 years if weighted by the number of loans. The Companies' mortgage loans on real estate are typically secured by occupied buildings in major metropolitan locations and not speculative developments and are diversified by type of property and geographic location. At March 31, 1999, the yield on the Companies' mortgage loan portfolio was 7.3%.

At March 31, 1999, no mortgage loan on real estate was delinquent by 90 days or more. The Companies' loan investment strategy is consistent with other life insurance subsidiaries of EIC. The insurance subsidiaries have experienced a historically low default rate in their mortgage loan portfolios.

OTHER ASSETS

Accrued investment income increased $1.9 million during the first three months of 1999 due to an increase in the overall size of the portfolio resulting from the investment of premiums allocated to the fixed account options of the Companies' variable products.

DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses, extra credit bonuses and other expenses related to the production of new business after the merger. The Companies' DPAC and previous balance of VPIF were eliminated as of the merger date, and an asset representing VPIF was established for all policies in force at the merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. Any expenses which vary with the sales of the Companies' products are deferred and amortized. At March 31, 1999, the Companies had DPAC and VPIF balances of $264.1 million and $34.9 million, respectively. During the first quarter of 1999, VPIF was adjusted to increase amortization by $0.2 million to reflect changes in the assumptions related to the timing of estimated gross profits.

Property and equipment increased $2.9 million, or 39.7%, during the first quarter of 1999, due to the purchase of furniture and other equipment for Golden American's new building.

Goodwill totaling $151.1 million, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Accumulated amortization of goodwill through March 31, 1999 was $5.4 million.

At March 31, 1999, the Companies had $3.9 billion of separate account assets compared to $3.4 billion at December 31, 1998. The increase in separate account assets resulted from market appreciation and sales of the Companies' variable annuity products, net of redemptions.

At March 31, 1999, the Companies had total assets of $5.4 billion, a 13.6% increase from December 31, 1998.

LIABILITIES

In conjunction with the volume of variable annuity sales, the Companies' total liabilities increased $0.6 billion, or 14.2%, during the first three months of 1999 and totaled $5.0 billion at March 31, 1999. Future policy benefits for annuity and interest sensitive life products increased $67.8 million, or 7.7%, to $949.0 million reflecting premium growth in the Companies' fixed account options of the variable products, net of transfers to the separate accounts. Market appreciation and premiums, net of redemptions, accounted for the $0.5 billion, or 16.0%, increase in separate account liabilities to $3.9 billion at March 31, 1999.

On December 30, 1998, Golden American issued a $60 million, 7.25% surplus note to Equitable Life, which matures on December 29, 2028.

On December 17, 1996, Golden American issued a $25 million, 8.25% surplus note to Equitable, which matures on December 17, 2026. As a result of the merger, the surplus note is now payable to EIC.

Other liabilities increased $9.7 million from $32.6 million at December 31, 1998, due to increases in assured draft proceeds and outstanding checks, which were partially offset by a decrease in accounts payable.

The effects of inflation and changing prices on the Companies' financial position are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in stockholder's equity when monetary assets exceed monetary liabilities.

STOCKHOLDER'S EQUITY

Additional paid-in capital increased $20.0 million, or 5.8%, from December 31, 1998 to $367.6 million at March 31, 1999 due to a capital contribution from the Parent.


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

Liquidity is the ability of the Companies to generate sufficient cash flows to meet the cash requirements of operating, investing and financing activities. The Companies' principal sources of cash are variable annuity premiums and product charges, investment income, maturing investments, proceeds from debt issuance and capital contributions made by the Parent. Primary uses of these funds are payments of commissions and operating expenses, interest and extra premium credits, investment purchases, repayment of debt, as well as withdrawals and surrenders.

Net cash used in operating activities was $2.1 million in the first quarter of 1999 compared to $3.0 million in the same period of 1998. The Companies have predominantly had negative cash flows from operating activities since Golden American started issuing variable insurance products in 1989. These negative operating cash flows result primarily from the funding of commissions and other deferrable expenses related to the continued growth in the variable annuity products.

Net cash used in investing activities was $45.7 million during the first quarter of 1999 compared to $75.7 million in the same period of 1998. This decrease is primarily due to greater net purchases of fixed maturities and equity securities during the first quarter of 1998 than in the same period of 1999. Net purchases of fixed maturities reached $27.0 million during the first quarter of 1999 versus $42.7 million in the same period of 1998. Net sales of mortgage loans on real estate were $3.0 million during the first quarter of 1999 compared to net purchases of $1.4 million during the first quarter of 1998.

Net cash provided by financing activities was $51.8 million during the first quarter of 1999 compared to $73.1 million during the same period in 1998. In the first quarter of 1999, net cash provided by financing activities was positively impacted by net fixed account deposits of $144.4 million compared to $81.2 million in the same period of 1998. This increase was offset by net reallocations to the Companies' separate accounts, which increased to $112.6 million from $42.2 million during the prior year, and by net borrowings of $0 in the first quarter of 1999 compared to $34.1 million in the first quarter of 1998. In the first quarter of 1999, another important source of cash provided by financing activities was a $20.0 million capital contribution from the Parent.

The Companies' liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. Golden American maintains a $65.0 million reciprocal loan agreement with ING AIH and the Companies' have established an $85.0 million revolving note facility with SunTrust Bank, Atlanta. Management believes that these sources of liquidity are adequate to meet the Companies' short-term cash obligations.

Based on current trends, the Companies expect to continue to use net cash in operating activities, given the continued growth of the variable annuity products. It is anticipated that a continuation of capital contributions from the Parent and the issuance of additional surplus notes will cover these net cash outflows. ING is committed to the sustained growth of Golden American. During 1999, ING will maintain Golden American's statutory capital and surplus at the end of each quarter at a level such that: 1) the ratio of Total Adjusted Capital divided by Company Action Level Risk Based Capital exceeds 300%; and 2) the ratio of Total Adjusted Capital (excluding surplus notes) divided by Company Action Level Risk Based Capital exceeds 200%; and
3) Golden American's statutory capital and surplus exceeds the "Amounts Accrued for Expense Allowances Recognized in Reserves" as disclosed on page 3, Line 13A of Golden American's Statutory Statement.

During the first quarter of 1999, Golden American's operations were moved to a new site in West Chester, Pennsylvania. Golden American currently occupies 65,000 square feet of leased space and has made commitments for an additional 60,000 square feet to be added during 1999 to be occupied by itself and its affiliates. Golden American's New York subsidiary is housed in leased space in New York, New York. The Companies intend to spend approximately $3.6 million on capital needs during the remainder of 1999.

The ability of Golden American to pay dividends to its Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 1999, Golden American cannot pay dividends to its Parent without prior approval of statutory authorities.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing. The management of First Golden does not anticipate paying any dividends to Golden American during 1999.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. The Companies have complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate the Companies have total adjusted capital well above all required capital levels.

REINSURANCE: At March 31, 1999, Golden American had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

YEAR 2000 READINESS DISCLOSURE: Based on and in conjunction with a 1997 study and an ongoing analysis of computer software and hardware, the Companies have assessed their exposure to the Year 2000 change of the century date issue. Some of the Companies' computer programs were originally written using two digits rather than four to define a particular year. As a result, these computer programs contain "time sensitive" software that may recognize "00" as the year 1900 rather than the year 2000, which could cause system failure or miscalculations resulting in disruptions to operations. These disruptions could include, but are not limited to, a temporary inability to process transactions. To a lesser extent, the Companies depend on various non-information technology systems, which could also fail or malfunction as a result of the Year 2000.

The Companies have developed a plan to address the Year 2000 issue in a timely manner. The following schedule details the plan's phases, progress towards completion and actual or estimated completions dates as of April 30, 1999:



                                          % Complete as of   Actual/Estimated
           Phases                          April 30, 1999    Completion Dates
_____________________________________________________________________________
ASSESSMENT AND DEVELOPMENT of the steps to
 be taken to address Year 2000 systems
 issues                                          100%           12/31/1997
REMEDIATION of business critical systems
 to address Year 2000 issues                     100%            2/28/1999
REMEDIATION of non-critical systems
 to address Year 2000 issues                   76-99%            6/01/1999
TESTING of business critical systems             100%            3/05/1999
TESTING of non-critical systems and
 integrated testing of hardware and
 infrastructure                                51-75%            6/15/1999
POINT-TO-POINT TESTING of external
 interfaces with third party computer
 systems that communicate with the
 Companies'systems                             51-75%            5/31/1999
IMPLEMENTATION of tested business
 critical software addressing Year 2000
 systems issues                                  100%            3/05/1999
IMPLEMENTATION of tested non-critical
 software addressing Year 2000
 systems issues                                51-75%            6/30/1999
CONTINGENCY PLAN                               76-99%            6/30/1999

The Companies' operations could be adversely affected if significant customers, suppliers and other third parties, including underlying mutual funds available through the Companies' variable products, would be unable to transact business in the Year 2000 and thereafter as a result of the Year 2000 issue. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, the Companies have identified and contacted these third parties to obtain assurances that necessary steps are being taken to prepare for the Year 2000. The Companies will continue these communications and establish compliance checkpoints through the Year 2000 transition.

Management believes the Companies' systems are or will be substantially compliant by Year 2000. Through March 31, 1999, Golden American has spent approximately $400,000 in connection with the Year 2000 project, which includes $54,000 of expenses charged during the first three months of 1999. These costs are incremental expenses that Golden American does not anticipate recurring in the Year 2000 and thereafter. The Companies anticipate charging to expense an additional $146,000 to $246,000 during the remainder of 1999, which includes upgrade and internal resources costs.

Despite the Companies' efforts to modify or replace "time sensitive" computer and information systems, the Companies could experience a disruption to their operations as a result of the Year 2000. The Companies are currently developing a contingency plan to address the content of third party compliance statements and any systems that may malfunction despite the testing being performed. The contingency plan is anticipated to be completed by June 30, 1999.

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

2. Changes in the federal income tax laws and regulations which may affect the tax status of the Companies' products.

3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the Companies' products.

4. Increasing competition in the sale of the Companies' products.

5. Other factors that could affect the performance of the Companies, including, but not limited to, market conduct claims, litigation, insurance industry insolvencies, availability of competitive reinsurance on new business, investment performance of the underlying portfolios of the vari-able products, variable product design and sales volume by significant sellers of the Companies' variable products.

6. To the extent third parties are unable to transact business in the Year 2000 and thereafter, the Companies' operations could be adversely affected.




























PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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



DATE:  May 14, 1999              GOLDEN AMERICAN LIFE INSURANCE COMPANY





                                 By/s/E. Robert Koster
                                   ___________________________________
                                 E. Robert Koster
                                 Senior Vice President and Chief
                                   Financial Officer
                                 (Principal Financial Officer)


                                 By/s/Michellen A. Wildin
                                   ___________________________________
                                 Michellen A. Wildin
                                 Assistant Vice President and Chief
                                   Accounting Officer
                                 (Principal Accounting Officer)






























                                     INDEX

                            Exhibits to Form 10-Q
                      Three Months ended March 31, 1999
                    GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

4  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
   (a) Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 3 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-51353))

   (b) Discretionary Group Deferred Combination Variable Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 3 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-51353))





                                      INDEX

                               Exhibits to Form 10-Q
                        Three Months ended March 31, 1999
                      GOLDEN AMERICAN LIFE INSURANCE COMPANY

   (c) Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to Amendment No. 4 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-51353))

   (d) Individual Deferred Combination Variable and Fixed Annuity Application (incorporated by reference from Exhibit 4(g) to Amendment No.3 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-51353))

   (e) Group Deferred Combination Variable and Fixed Annuity Enrollment Form (incorporated by reference from Exhibit 4(h) to Amendment No.3 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-51353))

   (f) Individual Deferred Variable Annuity Application (incorporated by reference from Exhibit 4(i) to Amendment No. 3 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-51353))

   (g) Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 5 to Registrant's Registration Statement filed with the SEC on or about April 23, 1999 (File No. 333-28765))

   (h) Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 5 to Registrant's Registration Statement filed with the SEC on or about April 23, 1999 (File No. 333-28765))

   (i) Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to Amendment No. 5 to Registrant's Registration Statement filed with the SEC on or about April 23, 1999 (File No. 333-28765))

   (j) Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement for Golden American filed with the SEC on or about April 23, 1999 (File No. 333-76941)

   (k) Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to a Registration Statement for Golden American filed with the SEC on or about April 23, 1999 (File No. 333-76941))

   (l) Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to a Registration Statement for Golden American filed with the SEC on or about April 23, 1999 (File No. 333-76941))



                                      INDEX

                                Exhibits to Form 10-Q
                        Three Months ended March 31, 1999
                      GOLDEN AMERICAN LIFE INSURANCE COMPANY


   (m) Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement for Golden American filed with the SEC on or about April 23, 1999 (File No. 333-76945))

   (n) Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to a Registration Statement for Golden American filed with the SEC on or about April 23, 1999 (File No. 333-76945))

   (o) Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to a Registration Statement for Golden American filed with the SEC on or about April 23, 1999 (File No. 333-76945))

   (p) Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No.3 to Registrant's Registration Statement filed with the SEC on or about April 23, 1999 (File No. 333-66745))

   (q) Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 3 to Registrant's Registration Statement filed with the SEC on or about April 23, 1999 (File No. 333-66745))

   (r) Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to Amendment No. 3 to Registrant's Registration Statement filed with the SEC on or about
           April 23, 1999 (File No. 333-66745))

10 MATERIAL CONTRACTS
   (a) Administrative Services Agreement, dated as of January 1, 1997, between Golden American and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(a) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353))

   (b) Service Agreement, dated as of January 1, 1994, between Golden American and Directed Services, Inc. (incorporated by reference from Exhibit 10(b) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998
           (File No. 333-51353))

   (c) Service Agreement, dated as of January 1, 1997, between Golden American and Equitable Investment Services, Inc. (incorporated by reference from Exhibit 10(c) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998
           (File No. 333-51353))



                                     INDEX

                             Exhibits to Form 10-Q
                        Three Months ended March 31, 1999
                      GOLDEN AMERICAN LIFE INSURANCE COMPANY


   (d) Participation Agreement between Golden American and Warburg Pincus Trust (incorporated by reference from Exhibit 8(a) to Amendment
           No. 54 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about April 30, 1998 (File Nos. 333-28679 and 811-5626))

   (e) Participation Agreement between Golden American and PIMCO Variable Trust (incorporated by reference from Exhibit 8(b) to Amendment
           No. 54 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about April 30, 1998 (File Nos. 333-28679 and 811-5626))

   (f) Asset Management Agreement, dated January 20, 1998, between Golden American and ING Investment Management LLC (incorporated by reference from Exhibit 10(f) to Golden American's Form 10-Q filed with the SEC on August 14, 1998 (File No. 33-87272))

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