Form 10-Q
period 1999-06-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 1999-08-13
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                              FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of August 9, 1999.

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







                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:    Golden American Life
                                                       Insurance Company

Condensed Consolidated Statements of Operations (Unaudited):

                                             For the Three      For the Three
                                              Months ended       Months ended
                                             June 30, 1999      June 30, 1998
                                        _____________________________________
                                                (Dollars in thousands)
Revenues:
 Annuity and interest sensitive life
  product charges                                 $19,962             $9,930
 Management fee revenue                             2,281              1,114
 Net investment income                             14,275              9,778
 Realized gains (losses) on investments            (1,764)                46
 Other income                                       2,685              2,861
                                        _____________________________________
                                                   37,439             23,729

Insurance benefits and expenses:
 Annuity and interest sensitive life
  benefits:
  Interest credited to account balances            46,034             21,263
  Benefit claims incurred in excess of
   account balances                                 1,059                323
 Underwriting, acquisition, and
  insurance expenses:
  Commissions                                      47,459             31,268
  General expenses                                 15,780              7,220
  Insurance taxes, state licenses,
   and fees                                         1,465                988
  Policy acquisition costs deferred               (87,588)           (47,302)
  Amortization:
   Deferred policy acquisition costs                5,991              1,141
   Value of purchased insurance in force            1,724              1,375
   Goodwill                                           944                944
                                        _____________________________________
                                                   32,868             17,220
Interest expense                                    1,882              1,093
                                        _____________________________________
                                                   34,750             18,313
                                        _____________________________________
Income before income taxes                          2,689              5,416

Income taxes                                        1,323              2,259
                                        _____________________________________
Net income                                         $1,366             $3,157
                                        =====================================


See accompanying notes.
Condensed Consolidated Statements of Operations (Unaudited):

                                               For the Six        For the Six
                                              Months ended       Months ended
                                             June 30, 1999      June 30, 1998
                                        _____________________________________
                                                (Dollars in thousands)
Revenues:
 Annuity and interest sensitive life
  product charges                                 $34,783            $16,870
 Management fee revenue                             4,096              2,023
 Net investment income                             28,158             18,620
 Realized gains (losses) on investments            (1,717)               133
 Other income                                       6,189              2,906
                                        _____________________________________
                                                   71,509             40,552

Insurance benefits and expenses:
 Annuity and interest sensitive life
  benefits:
  Interest credited to account balances            82,427             37,969
  Benefit claims incurred in excess of
   account balances                                 1,725                411
 Underwriting, acquisition, and
  insurance expenses:
  Commissions                                      83,226             52,177
  General expenses                                 28,787             13,531
  Insurance taxes, state licenses,
   and fees                                         2,636              1,789
  Policy acquisition costs deferred              (149,988)           (80,856)
  Amortization:
   Deferred policy acquisition costs               10,713              2,076
   Value of purchased insurance in force            3,231              2,963
   Goodwill                                         1,889              1,889
                                        _____________________________________
                                                   64,646             31,949
Interest expense                                    3,496              2,006
                                        _____________________________________
                                                   68,142             33,955
                                        _____________________________________
Income before income taxes                          3,367              6,597

Income taxes                                        1,945              3,023
                                        _____________________________________
Net income                                         $1,422             $3,574
                                        =====================================






See accompanying notes.



Condensed Consolidated Balance Sheets (Unaudited):

                                               June 30, 1999  December 31, 1998
                                          _____________________________________
                                                  (Dollars in thousands,
                                                  except per share data)
ASSETS
Investments:
 Fixed maturities, available for sale,
  at fair value (cost: 1999 - $745,735;
  1998 - $739,772)                                 $731,047           $741,985
 Equity securities, at fair value
  (cost: 1999 - $14,437; 1998 - $14,437)             14,688             11,514
 Mortgage loans on real estate                       93,563             97,322
 Policy loans                                        12,930             11,772
 Short-term investments                              67,546             41,152
                                          _____________________________________
Total investments                                   919,774            903,745

Cash and cash equivalents                             9,339              6,679
Due from affiliates                                   1,798              2,983
Accrued investment income                            10,006              9,645
Deferred policy acquisition costs                   351,070            204,979
Value of purchased insurance in force                34,264             35,977
Current income taxes recoverable                        232                628
Deferred income tax asset                            31,426             31,477
Property and equipment, less allowances for
 depreciation of $1,915 in 1999 and $801
 in 1998                                             11,398              7,348
Goodwill, less accumulated amortization of
 $6,297 in 1999 and $4,408 in 1998                  144,830            146,719
Other assets                                         11,979              6,239
Separate account assets                           4,969,046          3,396,114
                                          _____________________________________
Total assets                                     $6,495,162         $4,752,533
                                          =====================================















See accompanying notes.




                                               June 30, 1999  December 31, 1998
                                          _____________________________________
                                                  (Dollars in thousands,
                                                  except per share data)
LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
 Future policy benefits:
  Annuity and interest sensitive life
   products                                        $966,363           $881,112
  Unearned revenue reserve                            5,271              3,840
 Other policy claims and benefits                         4                 --
                                          _____________________________________
                                                    971,638            884,952

Surplus notes                                        85,000             85,000
Revolving note payable                                   50                 --
Due to affiliates                                     3,595                 --
Other liabilities                                    34,016             32,573
Separate account liabilities                      4,969,046          3,396,114
                                          _____________________________________
                                                  6,063,345          4,398,639

Commitments and contingencies

Stockholder's equity:
 Common stock, par value $10 per share,
  authorized, issued, and outstanding
  250,000 shares                                      2,500              2,500
 Additional paid-in capital                         427,640            347,640
 Accumulated other comprehensive loss                (4,394)              (895)
 Retained earnings                                    6,071              4,649
                                          _____________________________________
Total stockholder's equity                          431,817            353,894
                                          _____________________________________
Total liabilities and stockholder's
 equity                                          $6,495,162         $4,752,533
                                          =====================================















See accompanying notes.



Condensed Consolidated Statements of Cash Flows (Unaudited):

                                                  For the Six        For the Six
                                                 Months ended       Months ended
                                                June 30, 1999      June 30, 1998
                                           _____________________________________
                                                   (Dollars in thousands)

NET CASH USED IN OPERATING ACTIVITIES               ($41,587)          ($23,989)

INVESTING ACTIVITIES
Sale, maturity or repayment of
 investments:
 Fixed maturities - available for sale                90,910             64,086
 Mortgage loans on real estate                         3,606              2,586
 Short-term investments - net                             --              3,397
                                           _____________________________________
                                                      94,516             70,069

Acquisition of investments:
 Fixed maturities - available for sale              (100,242)          (168,715)
 Equity securities                                        --            (10,000)
 Mortgage loans on real estate                            --            (13,290)
 Policy loans - net                                   (1,158)              (387)
 Short term investments - net                        (26,394)                --
                                           _____________________________________
                                                    (127,794)          (192,392)
Net purchase of property and equipment                (5,324)            (2,169)
                                           _____________________________________
Net cash used in investing activities                (38,602)          (124,492)

FINANCING ACTIVITIES
Proceeds from reciprocal loan agreement
 borrowings                                          265,800            121,400
Repayment of reciprocal loan agreement
 borrowings                                         (265,800)          (102,500)
Proceeds from revolving note payable                  56,345                 --
Repayment of revolving note payable                  (56,295)                --
Repayment of line of credit borrowings                    --             (5,309)
Receipts from annuity and interest
 sensitive life policies credited to
 account balances                                    330,935            202,040
Return of account balances on annuity
 and interest sensitive life policies                (66,732)           (31,104)
Net reallocations to Separate Accounts              (261,404)          (100,422)
Contributions from parent                             80,000             53,750
                                           _____________________________________
Net cash provided by financing activities             82,849            137,855
                                           _____________________________________






See accompanying notes.

                                                  For the Six        For the Six
                                                 Months ended       Months ended
                                                June 30, 1999      June 30, 1998
                                           _____________________________________
                                                   (Dollars in thousands)
Increase (decrease) in cash and cash
 equivalents                                          $2,660           ($10,626)

Cash and cash equivalents at beginning
 of period                                             6,679             21,039
                                           _____________________________________
Cash and cash equivalents at end of period            $9,339            $10,413
                                           =====================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for
 interest                                             $1,373             $2,006

Non-cash financing activities:
 Non-cash adjustment to additional paid in
  capital for adjusted merger costs                       --                143
 Non-cash contribution of capital from
  parent to repay line of credit borrowings               --             18,750


























See accompanying notes.






NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and related notes included in the Golden American Life Insurance Company's annual report on Form 10-K for the year ended December 31, 1998.

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

STATUTORY
Net loss for Golden American as determined in accordance with statutory accounting practices was $44,799,000 and $13,028,000 for the six months ended June 30, 1999 and 1998, respectively. Total statutory capital and surplus was $233,107,000 at June 30, 1999 and $183,045,000 at December 31, 1998.

RECLASSIFICATIONS
Certain amounts in the June 30, 1998 and December 31, 1998 financial statements have been reclassified to conform to the June 30, 1999 financial statement presentation.

NOTE 2 -- COMPREHENSIVE INCOME

As of January 1, 1998, the Companies adopted the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Companies' net income or stockholder's equity. SFAS No. 130 requires unrealized gains or losses on the Companies' available for sale securities (net of adjustments for value of purchased insurance in force ("VPIF"), deferred policy acquisition costs ("DPAC"), and deferred income taxes) to be included in other comprehensive income.

During the second quarter and first six months of 1999, total comprehensive income (loss) for the Companies amounted to $(828,000) and $(2,077,000), respectively ($2,606,000 and $3,052,000, respectively, for the same periods of 1998). Included in these amounts are total comprehensive income (loss) for First Golden of $(226,000) and $(244,000) for the second quarter and first six months of 1999, respectively ($379,000 and $573,000, respectively, for the same periods of 1998). Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(2,348,000) and $(2,052,000) during the second quarter and first six months of 1999, respectively ($50,000 and $125,000, respectively, for the same periods of 1998). Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for VPIF and DPAC totaling $584,000 and $335,000 for the second quarter and first six months of 1999, respectively ($(4,000) and $8,000, respectively, for the same periods of 1998).

NOTE 3 -- INVESTMENTS

INVESTMENT VALUATION ANALYSIS: The Companies analyze the investment portfolio at least quarterly in order to determine if the carrying value of any investment has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary.

During the fourth quarter of 1998, Golden American determined that the carrying value of two of its bonds exceeded their estimated net realizable value. As a result, at December 31, 1998 Golden American recognized a total pre-tax loss of $973,000 to reduce the carrying value of the bonds to their combined net realizable value of $2,919,000. During the second quarter of 1999, further information was received regarding these bonds and Golden American determined that the carrying value of the two bonds exceeded their estimated net realizable value. As a result, at June 30, 1999 Golden American recognized a total pre-tax loss of approximately $1,639,000 to further reduce the carrying value of the bonds to their combined net realizable value of $1,137,000.

NOTE 4 -- RELATED PARTY TRANSACTIONS

OPERATING AGREEMENTS: Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Companies. DSI is authorized to enter into agreements with broker/dealers to distribute the Companies' variable insurance products and appoint representatives of the broker/dealers as agents. The Companies paid commissions and expenses to DSI totaling $45,503,000 in the second quarter and $80,288,000 for the first six months of 1999 ($29,407,000 and $50,444,000, respectively, for the same periods of 1998).

Golden American provides certain managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the second quarter and first six months of 1999, the fee was $2,281,000 and $4,096,000, respectively ($1,114,000 and $2,023,000, respectively, for the same periods of 1998).


The Companies have an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Companies record a fee based on the value of the assets under management. The fee is payable quarterly. For the second quarter and first six months of 1999, the Companies incurred fees of $576,000 and $1,114,000, respectively, under this agreement ($354,000 and $672,000, respectively, for the same periods of 1998).

Golden American has a guaranty agreement with Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate. In consideration of an annual fee, payable June 30, Equitable Life guarantees to Golden American that it will make funds available, if needed, to Golden American to pay the contractual claims made under the provisions of Golden American's life insurance and annuity contracts. The agreement is not, and nothing contained therein or done pursuant thereto by Equitable Life shall be deemed to constitute, a direct or indirect guaranty by Equitable Life of the payment of any debt or other obligation, indebtedness or liability, of any kind or character whatsoever, of Golden American. The agreement does not guarantee the value of the underlying assets held in separate accounts in which funds of variable life insurance and variable annuity policies have been invested. The calculation of the annual fee is based on risk based capital. As Golden American's risk based capital level was above required amounts, no annual fee was payable at June 30, 1999 or 1998.

Golden American provides certain advisory, computer and other resources and services to Equitable Life. Revenues for these services, which reduce general expenses incurred by Golden American, totaled $262,000 in the second quarter of 1999 and $661,000 for the first six months of 1999 ($1,234,000 and $3,567,000, respectively, for the same periods of 1998).

The Companies have a service agreement with Equitable Life in which Equitable Life provides administrative and financial related services. Under this agreement, the Companies incurred expenses of $488,000 in the second quarter of 1999 and $805,000 for the first six months of 1999 ($165,000 and $314,000, respectively, for the same periods of 1998).

The Companies provide resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Companies, totaled $241,000 in the second quarter of 1999 and $483,000 for the first six months of 1999 ($19,000 and $38,000, respectively, for the same periods of 1998).

Golden American provides resources and services to ING Mutual Funds Management Co., LLC, an affiliate. Revenues for these services, which reduce general expenses incurred by Golden American, totaled $206,000 in the second quarter of 1999 and $217,000 for the first six months of 1999.

For the second quarter of 1999, the Companies received 10.5% of total premiums (10.1% in the same period of 1998), net of reinsurance, for variable products sold through four affiliates, Locust Street Securities, Inc. ("LSSI"), Vestax Securities Corporation ("Vestax"), DSI, and Multi-Financial Securities Corporation ("Multi-Financial") of $45,700,000, $32,600,000, $651,000, and $7,900,000, respectively ($32,400,000, $8,800,000, $1,800,000, and $4,500,000, respectively, for the same period of 1998). For the first six months of 1999, the Companies received 10.5% of total premiums (9.4% in the same period of 1998), net of reinsurance, from LSSI, Vestax, DSI, and Multi-Financial of $75,300,000, $59,100,000, $2,300,000, and $13,400,000,
respectively ($58,100,000, $15,800,000, $8,900,000, and $5,900,000,
respectively, for the same period of 1998).

RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998 and expires December 31, 2007, Golden American and ING AIH can borrow up to $65,000,000 from one another. Prior to lending funds to ING AIH, Golden American must obtain approval from the Department of Insurance of the State of Delaware. Interest on any Golden American borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, Golden American incurred interest expense of $229,000 in the second quarter of 1999 and $236,000 for the first six months of 1999 ($577,000 and $764,000, respectively, for the same periods of 1998). At June 30, 1999, Golden American did not have any borrowings or receivables from ING AIH under this agreement.

LINE OF CREDIT: Golden American maintained a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective December 1, 1996 and expired December 31, 1997, Golden American could borrow up to $25,000,000. Interest on any borrowings was charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. Under this agreement, Golden American incurred interest expense of $211,000 for the first six months of 1998. The outstanding balance was paid by a capital contribution and with funds borrowed from ING AIH.

SURPLUS NOTES:  On December 30, 1998, Golden American issued a 7.25% surplus note in the amount of $60,000,000 to Equitable Life. The note matures on December 29, 2028. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debt owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,088,000 in the second quarter of 1999 and $2,175,000 for the first six months of 1999.

On December 17, 1996, Golden American issued an 8.25% surplus note in the amount of $25,000,000 to Equitable. The note matures on December 17, 2026. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made is subject to the prior approval of the Delaware Insurance Commissioner. Golden American incurred interest totaling $515,000 in the second quarter of 1999 and $1,031,000 for the first six months of 1999, unchanged from the same periods of 1998. As a result of the merger, the surplus note is now payable to EIC.

STOCKHOLDER'S EQUITY: During the second quarter of 1999 and the first six months of 1999, Golden American received capital contributions from its Parent of $60,000,000 and $80,000,000, respectively ($18,750,000 and
$72,500,000, respectively, for the same periods of 1998).

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At June 30, 1999, Golden American had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. At June 30, 1999 and June 30, 1998, the Companies had a net receivable of $11,170,000 and $5,180,000, respectively, for reserve credits, reinsurance claims or other receivables from these reinsurers comprised of $267,000 and $205,000, respectively, for claims recoverable from reinsurers, $794,000 and $368,000, respectively, for a payable for reinsurance premiums and $11,697,000 and $5,343,000, respectively, for a receivable from an unaffiliated reinsurer. Included in the accompanying financial statements are net considerations to reinsurers of $2,203,000 in the second quarter of 1999 and $4,018,000 for the first six months of 1999 compared to $1,028,000 and $1,966,000, respectively, for the same periods in 1998. Also included in the accompanying financial statements are net policy benefits of $718,000 in the second quarter of 1999 and $1,439,000 for the first six months of 1999 compared to $290,000 and $824,000, respectively, for the same periods in 1998.

Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Companies by life and health guaranty associations in most states in which the Companies are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Companies cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums as well as its potential for premium tax offset. The Companies have established an undiscounted reserve to cover such assessments, review information regarding known failures, and revise estimates of future guaranty fund assessments. Accordingly, the Companies accrued and charged to expense an additional $217,000 and $390,000 in the second quarter and first six months of 1998, respectively. At June 30, 1999, the Companies have an undiscounted reserve of $2,444,000 to cover estimated future assessments (net of related anticipated premium tax credits) and have established an asset totaling $586,000 for assessments paid which may be recoverable through future premium tax offsets. The Companies believe this reserve is sufficient to cover expected future guaranty fund assessments based upon previous premiums and known insolvencies at this time.

LITIGATION: The Companies, like other insurance companies, may be named or otherwise involved in lawsuits, including class action lawsuits and arbitrations. In some class action and other actions involving insurers, substantial damages have been sought and/or material settlement or award payments have been made. The Companies currently believe no pending or threatened lawsuits or actions exist that are reasonably likely to have a material adverse impact on the Companies.

VULNERABILITY FROM CONCENTRATIONS: The Companies have various concentrations in the investment portfolio. The Companies' asset growth, net investment income and cash flow are primarily generated from the sale of variable products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could cause a severe impact on the Companies' financial condition. Two broker/dealers, each having at least ten percent of total sales, generated 29% of the Companies' sales during the first six months of 1999 (22% by the same two broker/dealers in the same period of 1998). The Premium Plus product generated 77% of the Companies' sales during the first six months of 1999 (55% in the same period of 1998).

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Companies established a revolving note payable effective July 27, 1998 and expiring July 31, 1999 with SunTrust Bank, Atlanta (the "Bank"). The note was approved by the Boards of Directors of Golden American and First Golden on August 5, 1998 and September 29, 1998, respectively. The total amount the Companies may have outstanding is $85,000,000, of which Golden American and First Golden have individual credit sublimits of $75,000,000 and $10,000,000, respectively. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Companies for the advance. The terms of the agreement require the Companies to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. During the quarter and six months ended June 30, 1999, the Companies paid interest expense of $50,000 and $54,000, respectively. At June 30, 1999, the Companies had a $50,000 payable outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze Golden American Life Insurance Company's ("Golden American") condensed consolidated results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources is also provided. This analysis should be read jointly with the condensed consolidated financial statements, related notes, and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report. Golden American reports financial results on a consolidated basis. The condensed consolidated financial statements include the accounts of Golden American and its subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Companies").

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


















RESULTS OF OPERATIONS
_____________________

PREMIUMS


                                            Percentage      Dollar
Six Months ended June 30             1999       Change      Change          1998
________________________________________________________________________________
                                            (Dollars in millions)
Variable annuity
 premiums:
 Separate account               $1,087.8         62.3%     $417.7        $670.1
 Fixed account                     330.2         65.5       130.6         199.6
                            ____________________________________________________
Total variable annuity
 premiums                        1,418.0         63.0       548.3         869.7
Variable life
 premiums                            4.7        (32.5)       (2.3)          7.0
                            ____________________________________________________
Total premiums                  $1,422.7         62.3%     $546.0        $876.7
                            ====================================================

For the Companies' variable contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and product charges.

Variable annuity separate account premiums increased 62.3% during the first six months of 1999. The fixed account portion of the Companies' variable annuity premiums increased 65.5% during the first six months of 1999. These increases resulted from increased sales of the Premium Plus product.

Premiums, net of reinsurance, for variable products from two significant broker/dealers each having at least ten percent of total sales for the six months ended June 30, 1999 totaled $406.6 million, or 29% of total premiums ($195.7 million, or 22%, from the same two significant broker/dealers for the six months ended June 30, 1998).



















REVENUES


                                            Percentage      Dollar
Six Months ended June 30             1999       Change      Change          1998
________________________________________________________________________________
                                            (Dollars in millions)
Annuity and interest
 sensitive life
 product charges                   $34.8        106.2%      $17.9         $16.9
Management fee revenue               4.1        102.4         2.1           2.0
Net investment income               28.1         51.2         9.4          18.7
Realized gains (losses)
 on investments                     (1.7)    (1,395.3)       (1.8)          0.1
Other income                         6.2        113.0         3.3           2.9
                            ____________________________________________________
                                   $71.5         76.3%      $30.9         $40.6
                            ====================================================


Total revenues increased 76.3% in the first six months of 1999 from the same period in 1998. Annuity and interest sensitive life product charges increased 106.2% in the first six months of 1999 due to additional fees earned from the increasing block of business under management in the separate accounts and an increase in surrender charges.

Golden American provides certain managerial and supervisory services to Directed Services, Inc. ("DSI"). The fee paid to Golden American for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $4.1 million and $2.0 million for the first six months of 1999 and 1998, respectively.

Net investment income increased 51.2% in the first six months of 1999 due to growth in invested assets from June 30, 1998. The Companies had $1.7 million of realized losses resulting from the writedown of two fixed maturities and the sale of investments in the first six months of 1999, compared to gains of $133,000 in the same period of 1998. Other income increased $3.3 million to $6.2 million in the first six months of 1999 due primarily to income received due to a modified coinsurance agreement with an unaffiliated reinsurer, which was largely offset by a reduction in the Companies' deferred policy acquisition costs.

EXPENSES

Total insurance benefits and expenses increased $32.7 million, or 102.3%, to $64.6 million in the first six months of 1999. Interest credited to account balances increased $44.4 million, or 117.1%, to $82.4 million in the first six months of 1999. The extra credit bonus on the Premium Plus product increased $30.8 million to $51.2 million at June 30, 1999 resulting in an increase in interest credited during the first six months of 1999 compared to the same period in 1998. The bonus interest on the fixed account increased $4.1 million to $7.1 million at June 30, 1999 resulting in an increase in interest credited during the first six months of 1999 compared to the same period in 1998. The remaining increase in interest credited relates to higher account balances associated with the Companies' fixed account option within the variable products.

Commissions increased $31.0 million, or 59.5%, to $83.2 million in the first six months of 1999. Insurance taxes, state licenses, and fees increased $0.8 million, or 47.4%, to $2.6 million in the first six months of 1999. Changes in commissions and insurance taxes, state licenses, and fees are generally related to changes in the level and composition of variable product sales. Insurance taxes, state licenses, and fees are impacted by several other factors, which include an increase in FICA taxes primarily due to bonuses and expenses for the triennial insurance department examination. Most costs incurred as the result of sales have been deferred, thus having very little impact on current earnings.

General expenses increased $15.3 million, or 112.7%, to $28.8 million in the first six months of 1999. Management expects general expenses to continue to increase in 1999 as a result of the emphasis on expanding the salaried wholesaler distribution network and the growth in sales. The Companies use a network of wholesalers to distribute products and the salaries of these wholesalers are included in general expenses. The portion of these salaries and related expenses that varies directly with production levels is deferred thus having little impact on current earnings. The increase in general expenses was partially offset by reimbursements received from DSI and Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate, for certain advisory, computer and other resources and services provided by Golden American.

The Companies' previous balances of deferred policy acquisition costs ("DPAC"), value of purchased insurance in force ("VPIF"), and unearned revenue reserve were eliminated and an asset of $44.3 million representing VPIF was established for all policies in force at the merger date. During the first six months of 1999, VPIF was adjusted to increase amortization by $0.7 million to reflect changes in the assumptions related to the timing of estimated gross profits. During the first six months of 1998, VPIF decreased $2.7 million to adjust the value of other receivables and increased $0.2 million as a result of an adjustment to the merger costs. Amortization of DPAC increased $8.9 million, or 176.7%, in the first six months of 1999.
This increase resulted from growth in policy acquisition costs deferred from $80.9 million at June 30, 1998 to $150.0 million at June 30, 1999, which was generated by expenses associated with the large sales volume experienced since June 30, 1998. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of June 30, 1999 is $2.2 million for the remainder of 1999, $4.3 million in 2000, $4.0 million in 2001, $3.6 million in 2002, $3.2 million in 2003, and $2.4 million in 2004.
Actual amortization may vary based upon changes in assumptions and experience.

Amortization of goodwill during the first six months of 1999 totaled $1.9 million unchanged from the first six months of 1998. Goodwill resulting from the merger is being amortized on a straight-line basis over 40 years.

Interest expense on the $25 million surplus note issued in December 1996 and expiring December 2026 was $1.0 million in the first six months of 1999, unchanged from the same period of 1998. Interest expense on the $60 million surplus note issued in December 1998 and expiring December 2028 was $2.2 million in the first six months of 1999. Golden American also paid $0.2 million in the first six months of 1999 compared to $0.8 million in the same period of 1998 to ING America Insurance Holdings, Inc. ("ING AIH") for interest on the reciprocal loan agreement. Interest expense on the revolving note payable with SunTrust Bank, Atlanta was $0.1 million for the first six months of 1999. In addition, Golden American paid interest of $0.2 million during the first six months of 1998 on the line of credit with Equitable, which was repaid with a capital contribution from the Parent and with funds borrowed from ING AIH.

INCOME

Net income for the first six months of 1999 was $1.4 million, a decrease of $2.2 million from net income of $3.6 million in the same period of 1998.

Comprehensive loss for the first six months of 1999 was $2.1 million, a decrease of $5.2 million from comprehensive income of $3.1 million in the same period of 1998.

FINANCIAL CONDITION
___________________

INVESTMENTS

The financial statement carrying value and amortized cost basis of the Companies' total investment portfolio grew 2.7% and 4.2%, respectively, during the first six months of 1999. All of the Companies' investments, other than mortgage loans on real estate, are carried at fair value in the Companies' financial statements. As such, growth in the carrying value of the Companies' investment portfolio included changes in unrealized appreciation and depreciation of fixed maturities as well as growth in the cost basis of these securities. Growth in the cost basis of the Companies' investment portfolio resulted from the investment of premiums from the sale of the Companies' fixed account options. The Companies manage the growth of insurance operations in order to maintain adequate capital ratios. To support the fixed account options of the Companies' variable insurance products, cash flow was invested primarily in fixed maturities and short-term investments.

At June 30, 1999, the Companies had no investments in default and the Companies' investment portfolio had a yield of 6.5%. The Companies estimate the total investment portfolio, excluding policy loans, had a fair value approximately equal to 98.3% of amortized cost value at June 30, 1999.

FIXED MATURITIES: At June 30, 1999, the Companies had fixed maturities with an amortized cost of $745.7 million and an estimated fair value of $731.0 million. The Companies classify 100% of securities as available for sale. Net unrealized depreciation on fixed maturities of $14.7 million was comprised of gross appreciation of $0.5 million and gross depreciation of $15.2 million. Net unrealized holding losses on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes of $4.6 million, was included in stockholder's equity at June 30, 1999.

The individual securities in the Companies' fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations, that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($492.5 million or 66.0%), that are rated BBB+ to BBB- by Standard & Poor's ($121.8 million or 16.3%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to B- by Standard & Poor's ($69.0 million or 9.3%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1, 2, 3, or 4 ($62.4 million or 8.4%). The Companies' fixed maturity investment portfolio had a combined yield at amortized cost of 6.5% at June 30, 1999. Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

At June 30, 1999, the amortized cost value of the Companies' total investments in below investment grade securities, excluding mortgage-backed securities, was $76.2 million, or 8.2%, of the Companies' investment portfolio. The Companies intend to purchase additional below investment grade securities but do not expect the percentage of the portfolio invested in such securities to exceed 10% of the investment portfolio. At June 30, 1999, the yield at amortized cost on the Companies' below investment grade portfolio was 7.7% compared to 6.4% for the Companies' investment grade corporate bond portfolio. The Companies estimate the fair value of the below investment grade portfolio was $73.2 million, or 96.0% of amortized cost value, at June 30, 1999.

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

During the six months ended June 30, 1999, fixed maturities designated as available for sale with a combined amortized cost of $83.6 million were called or repaid by their issuers. In total, net pre-tax losses from sales, calls, and repayments of fixed maturities amounted to $78,000 in the first six months of 1999.

During the fourth quarter of 1998, Golden American determined that the carrying value of two of its bonds exceeded their estimated net realizable value. As a result, at December 31, 1998 Golden American recognized a total pre-tax loss of approximately $1.0 million to reduce the carrying value of the bonds to their combined net realizable value of $2.9 million. During the second quarter of 1999, further information was received regarding these bonds and Golden American determined that the carrying value of the two bonds exceeded their estimated net realizable value. As a result, at June 30, 1999 Golden American recognized a total pre-tax loss of approximately $1.6 million to further reduce the carrying value of the bonds to their combined net realizable value of $1.1 million.

EQUITY SECURITIES: Equity securities represent 1.5% of the Companies' investment portfolio. At June 30, 1999, the Companies owned equity securities with a cost of $14.4 million and an estimated fair value of $14.7 million. Net unrealized appreciation of equity securities of $0.3 million was comprised of gross appreciation of $0.8 million and gross depreciation of $0.5 million. Equity securities are primarily comprised of investments in shares of the mutual funds underlying the Companies' registered separate accounts.

MORTGAGE LOANS ON REAL ESTATE: Mortgage loans on real estate represent 10.0% of the Companies' investment portfolio. Mortgages outstanding at amortized cost were $93.6 million at June 30, 1999 with an estimated fair value of $92.2 million. The Companies' mortgage loan portfolio includes 56 loans with an average size of $1.7 million and average seasoning of 0.9 years if weighted by the number of loans. The Companies' mortgage loans on real estate are typically secured by occupied buildings in major metropolitan locations and not speculative developments and are diversified by type of property and geographic location. At June 30, 1999, the yield on the Companies' mortgage loan portfolio was 7.3%.

At June 30, 1999, no mortgage loan on real estate was delinquent by 90 days or more. The Companies' loan investment strategy is consistent with other life insurance subsidiaries of ING. The insurance subsidiaries of EIC have experienced a historically low default rate in their mortgage loan portfolios.

OTHER ASSETS

Accrued investment income increased $0.4 million during the first six months of 1999 due to an increase in the overall size of the portfolio resulting from the investment of premiums allocated to the fixed account options of the Companies' variable products.

DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses, extra credit bonuses, and other expenses related to the production of new business after the merger. The Companies' previous balances of DPAC and VPIF were eliminated as of the merger date, and an asset representing VPIF was established for all policies in force at the merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Companies' products are deferred and amortized. At June 30, 1999, the Companies had DPAC and VPIF balances of $351.1 million and $34.3 million, respectively. During the first six months of 1998, VPIF decreased $2.7 million to adjust the value of other receivables and increased $0.2 million as a result of an adjustment to the merger costs.

Property and equipment increased $4.1 million, or 55.1%, during the first six months of 1999, due to the purchase of furniture and other equipment for Golden American's new offices in West Chester, Pennsylvania.

Goodwill totaling $151.1 million, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Accumulated amortization of goodwill as of June 30, 1999 was $6.3 million.


At June 30, 1999, the Companies had $5.0 billion of separate account assets compared to $3.4 billion at December 31, 1998. The increase in separate account assets resulted from market appreciation, increased transfer activity, and sales of the Companies' variable annuity products, net of redemptions.

At June 30, 1999, the Companies had total assets of $6.5 billion, a 36.7% increase from December 31, 1998.

LIABILITIES

In conjunction with the volume of variable annuity sales, the Companies' total liabilities increased $1.7 billion, or 37.8%, during the first six months of 1999 and totaled $6.1 billion at June 30, 1999. Future policy benefits for annuity and interest sensitive life products increased $85.3 million, or 9.7%, to $966.4 million reflecting premium growth in the Companies' fixed account options of the variable products, net of transfers to the separate accounts. Market appreciation, increased transfer activity, and premiums, net of redemptions, accounted for the $1.6 billion, or 46.3%, increase in separate account liabilities to $5.0 billion at June 30, 1999.

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

STOCKHOLDER'S EQUITY

Additional paid-in capital increased $80.0 million, or 23.0%, from December 31, 1998 to $427.6 million at June 30, 1999 due to capital contributions of $60.0 million in the second quarter and $20.0 million in the first quarter from the Parent.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

Liquidity is the ability of the Companies to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Companies' principal sources of cash are variable annuity premiums and product charges, investment income, maturing investments, proceeds from debt issuance, and capital contributions made by the Parent. Primary uses of these funds are payments of commissions and operating expenses, interest and extra premium credits, investment purchases, repayment of debt, as well as withdrawals and surrenders.

Net cash used in operating activities was $41.6 million in the first six months of 1999 compared to $24.0 million in the same period of 1998. The Companies have predominantly had negative cash flows from operating activities since Golden American started issuing variable insurance products in 1989. These negative operating cash flows result primarily from the funding of commissions and other deferrable expenses related to the continued growth in the variable annuity products.

Net cash used in investing activities was $38.6 million during the first six months of 1999 compared to $124.5 million in the same period of 1998. This decrease is primarily due to greater net purchases of fixed maturities, equity securities, and mortgage loans on real estate during the first six months of 1998 than in the same period of 1999. Net purchases of fixed maturities reached $9.3 million during the first six months of 1999 versus $104.6 million in the same period of 1998. Net sales of mortgage loans on real estate were $3.6 million during the first six months of 1999 compared to net purchases of $10.7 million during the first six months of 1998.

Net cash provided by financing activities was $82.8 million during the first six months of 1999 compared to $137.9 million during the same period in 1998. In the first six months of 1999, net cash provided by financing activities was positively impacted by net fixed account deposits of $264.2 million compared to $170.9 million in the same period of 1998. This increase was offset by net reallocations to the Companies' separate accounts, which increased to $261.4 million from $100.4 million during the prior year, and by net borrowings of $50,000 in the first six months of 1999 compared to $13.6 million in the first six months of 1998. In the first six months of 1999, another important source of cash provided by financing activities was $80.0 million in capital contributions from the Parent compared to $53.8 million in the first six months of 1998.

The Companies' liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. Golden American maintains a $65.0 million reciprocal loan agreement with ING AIH and the Companies have an $85.0 million revolving note facility with SunTrust Bank, Atlanta. As of July 31, 1999, the SunTrust Bank, Atlanta revolving note facility was extended to July 31, 2000. Management believes these sources of liquidity are adequate to meet the Companies' short-term cash obligations.

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

During the first quarter of 1999, Golden American's operations were moved to a new site in West Chester, Pennsylvania. During the second quarter of 1999, Golden American occupied an additional 20,000 square feet and currently occupies 85,000 square feet of leased space and has made commitments for an additional 40,000 square feet to be added during 1999 to be occupied by itself and its affiliates. Golden American's New York subsidiary is housed in leased space in New York, New York. The Companies intend to spend approximately $1.7 million on capital needs during the remainder of 1999.

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

REINSURANCE: At June 30, 1999, Golden American had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

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


















The Companies have developed a plan to address the Year 2000 issue in a timely manner. The following schedule details the plan's phases, progress towards completion, and actual or estimated completion dates as of July 31, 1999:




                                           % Complete as of  Actual/Estimated
           Phases                             July 31, 1999  Completion Dates
_____________________________________________________________________________
ASSESSMENT AND DEVELOPMENT of the steps to
 be taken to address Year 2000 systems
 issues                                                100%        12/31/1997
REMEDIATION of business critical systems
 to address Year 2000 issues                           100%         2/28/1999
REMEDIATION of non-critical systems
 to address Year 2000 issues                            98%         9/01/1999
TESTING of business critical systems                   100%         3/05/1999
TESTING of non-critical systems and
 integrated testing of hardware and
 infrastructure                                         98%         9/01/1999
POINT-TO-POINT TESTING of external
 interfaces with third party computer
 systems that communicate with the
 Companies' systems                                     98%         9/01/1999
IMPLEMENTATION of tested business
 critical software addressing Year 2000
 systems issues                                        100%         3/05/1999
IMPLEMENTATION of tested non-critical
 software addressing Year 2000
 systems issues                                         98%         9/01/1999
CONTINGENCY PLAN                                       100%         6/30/1999

The Companies' operations could be adversely affected if significant customers, suppliers, and other third parties, including underlying mutual funds available through the Companies' variable products, would be unable to transact business in the Year 2000 and thereafter as a result of the Year 2000 issue. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, the Companies have identified and contacted these third parties to obtain assurances that necessary steps are being taken to prepare for the Year 2000. The Companies will continue these communications and establish compliance checkpoints through the Year 2000 transition.

Management believes the Companies' systems are or will be substantially compliant by Year 2000. Through June 30, 1999, Golden American has spent approximately $465,000 in connection with the Year 2000 project, which includes $130,000 of expenses charged during the first six months of 1999. These costs are incremental expenses that Golden American does not anticipate recurring in the Year 2000 and thereafter. The Companies anticipate charging to expense an additional $140,000 to $240,000 during the remainder of 1999, which includes upgrade and internal resources costs.

Despite the Companies' efforts to modify or replace "time sensitive" computer and information systems, the Companies could experience a disruption to their operations as a result of the Year 2000. The Companies have developed a contingency plan to address the content of third party compliance statements and any systems that may malfunction despite the testing being performed.
The contingency plan was completed on June 30, 1999.

The Year 2000 project costs and completion dates are based on management's best estimates. These estimates were derived using numerous assumptions of future events, including the continued availability of resources, third party Year 2000 compliance, and other factors. There is no guarantee these estimates will be achieved and actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and other uncertainties.

It is the Companies' intention to make every reasonable effort to achieve business continuity through appropriate planning, testing, and establishing contingency scenarios; however, the Companies do not make any representations because of many unknown factors beyond the control of the Companies.









































CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
_________________________________________________________

Any forward-looking statement contained herein or in any other oral or written statement by the Companies or any of their officers, directors or employees is qualified by the fact that actual results of the Companies may differ materially from such statement, among other risks and uncertainties inherent in the Companies' business, due to the following important factors:

1. Prevailing interest rate levels and stock market performance, which may affect the ability of the Companies to sell their products, the market value and liquidity of the Companies' investments, and the lapse rate of the Companies' policies, notwithstanding product design features intended to enhance persistency of the Companies' products.

2. Changes in the federal income tax laws and regulations which may affect the tax status of the Companies' products.

3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the Companies' products.

4.  Increasing competition in the sale of the Companies' products.

5. Other factors that could affect the performance of the Companies, including, but not limited to, market conduct claims, litigation, insurance industry insolvencies, availability of competitive reinsurance on new business, investment performance of the underlying portfolios of the variable products, variable product design, and sales volume by significant sellers of the Companies' variable products.

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



DATE:  August 13, 1999                  GOLDEN AMERICAN LIFE INSURANCE COMPANY





                                        By/s/  E. Robert Koster
                                            ____________________________
                                        E. Robert Koster
                                        Senior Vice President and Chief
                                         Financial Officer
                                        (Principal Financial Officer)


                                        By/s/  Michellen A. Wildin
                                            ____________________________
                                        Michellen A. Wildin
                                        Assistant Vice President and Chief
                                         Accounting Officer
                                        (Principal Accounting Officer)































                                     INDEX


                             Exhibits to Form 10-Q
                        Six Months ended June 30, 1999
                    GOLDEN AMERICAN LIFE INSURANCE COMPANY

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





                                      INDEX

                              Exhibits to Form 10-Q
                          Six Months ended June 30, 1999
                      GOLDEN AMERICAN LIFE INSURANCE COMPANY

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



                                       INDEX

                                Exhibits to Form 10-Q
                           Six Months ended June 30, 1999
                      GOLDEN AMERICAN LIFE INSURANCE COMPANY


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



                                       INDEX

                                Exhibits to Form 10-Q
                           Six Months ended June 30, 1999
                      GOLDEN AMERICAN LIFE INSURANCE COMPANY


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

   (j) Revolving Note Payable, dated July 31, 1999, between Golden American and SunTrust Bank, Atlanta

27 FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)