Form 10-K
period 1999-12-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2000-03-29
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934

For the fiscal year ended December 31, 1999.

Commission file number 33-87272,  333-51353,  333-28765,  333-28681,  333-28743,
                       333-51949, 333-65009, 333-66745

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           41-0991508
------------------------------                    ------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

   1475 Dunwoody Drive
 West Chester, Pennsylvania                                  19380-1478
------------------------------                    ------------------------------
   (Address of principal                                     (Zip Code)
     executive offices)

Registrant's Telephone Number, including area code: (610) 425-3400
                                                    --------------

Securities Registered Pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
           N/A
--------------------------------------------------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

As of March 27, 2000, 250,000 shares of Common Stock, $10 Par Value, are issued and outstanding.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I (2).

DOCUMENTS INCORPORATED BY REFERENCE

See exhibit index - page 46.                                        Page 1 of 53

PART I
ITEM 1. BUSINESS.

OVERVIEW

Golden American Life Insurance Company ("Golden American"), a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC"), is a stock life insurance company organized under the laws of the State of Delaware. EIC is an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands. Golden American offers variable insurance products and is authorized to do business in the District of Columbia and all states except New York. Golden American's wholly owned life insurance subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Companies"), is licensed as a life insurance company under the laws of the States of New York and Delaware. See Note 10 of the financial statements for further information regarding related party transactions.

PRODUCTS

The Companies offer a portfolio of variable insurance products designed to meet customer needs for tax-advantaged saving for retirement and protection from death. The Companies believe longer life expectancies, an aging population, and growing concern over the stability and availability of the Social Security system have made retirement planning a priority for many Americans. The target market for all products is consumers and corporations throughout the United States.

Variable insurance products currently offered by the Companies include six variable annuity products. In August 1999, Golden American discontinued offering variable life products. Variable annuities are long-term savings vehicles in which contractowner premiums (purchase payments) are recorded and maintained in a fixed account or variable separate accounts established as registered unit investment trusts. At December 31, 1999, funds on deposit in the Companies' variable insurance product separate and fixed accounts totaled $7.6 billion and $1.0 billion, respectively. Variable insurance products provide the Companies with fee based revenues including charges for mortality and expense risk, contract administration, and surrender charges. In addition, some contracts provide for a distribution fee collected for a limited number of years after each premium deposit.

MARKETING AND DISTRIBUTION

The Companies continued to expand distribution systems during 1999. Broad-based distribution networks are key to realizing a growing share of the wealth accumulation marketplace. The principal distributors of the Companies' variable insurance products include national and regional wirehouses, life insurance companies with captive agency sales forces, banks, and independent National Association of Securities Dealers, Inc. ("NASD") firms with licensed registered representatives. The Companies plan to establish new relationships and increase penetration with key distributors in existing channels. In addition, growth opportunities exist through utilizing the ING broker/dealer network.

BUSINESS ENVIRONMENT

The current business and regulatory environment presents many challenges to the insurance industry. The variable annuity competitive environment remains intense and is dominated by a number of large highly rated insurance companies. Increasing competition from traditional insurance carriers as well as banks and mutual fund companies offers consumers many choices. However, overall demand for variable insurance products remains strong for several reasons including: strong stock market performance over the last four years; relatively low interest rates; an aging U.S. population that is increasingly concerned about retirement, estate planning, and maintaining their standard of living in retirement; and potential reductions in government and employer-provided benefits at retirement, as well as lower public confidence in the adequacy of those benefits.

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

ITEM 2. PROPERTIES.

During the first quarter of 1999, Golden American's operations were moved to a new site in West Chester, Pennsylvania. During 1999, Golden American occupied 105,000 square feet of leased space; its affiliate occupies 20,000 square feet. Previously, Golden American's business operations were housed in leased facilities located in Wilmington, Delaware and leased facilities in Pennsylvania. First Golden's business operations are housed in a leased facilities in New York, New York. Property and equipment primarily represent leasehold improvements, office furniture, certain other equipment, and capitalized computer software and are not considered to be significant to the Companies' overall operations. Property and equipment are reported at cost less allowances for depreciation.

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

Under the provisions of the insurance laws of certain states in which Golden American is licensed to sell insurance products, Golden American is required to maintain a minimum total statutory-basis capital and surplus of at least $5 million. The ability of Golden American to pay dividends to the Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 2000, Golden American cannot pay dividends to the Parent without prior approval of statutory authorities. Golden American did not pay common stock dividends during 1999, 1998, or 1997.

First Golden is required to maintain a minimum total statutory-basis capital and surplus of no less than $6 million under the provisions of the insurance laws of the State of New York in which it is presently licensed to sell insurance products. Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing. First Golden did not pay common stock dividends during 1999, 1998, or 1997.

ITEM 6. SELECTED FINANCIAL DATA.

Information called for by this item is omitted pursuant to General Instruction I
(2) (a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze Golden American Life Insurance Company's ("Golden American") consolidated results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources is also provided. This analysis should be read jointly with the consolidated financial statements, related notes, and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report. Golden American reports financial results on a consolidated basis. The consolidated financial statements include the accounts of Golden American and its wholly owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Companies").

RESULTS OF OPERATIONS
---------------------

MERGER

On October 23, 1997, Equitable of Iowa Companies' ("Equitable") shareholders approved an Agreement and Plan of Merger ("Merger Agreement") dated July 7, 1997 among Equitable, PFHI Holdings, Inc. ("PFHI"), and ING Groep N.V. ("ING"). On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable according to the Merger Agreement. PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn owned all the outstanding capital stock of Equitable Life Insurance Company of Iowa ("Equitable Life") and Golden American and their wholly owned subsidiaries. In addition, Equitable owned all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc. (subsequently dissolved), Directed Services, Inc. ("DSI"), Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II, and Equitable of Iowa Securities Network, Inc. (subsequently renamed ING Funds Distributor, Inc.). In exchange for the outstanding capital stock of Equitable, ING paid total consideration of approximately $2.1 billion in cash and stock and assumed approximately $400 million in debt. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC" or "Parent"), a Delaware corporation.

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

For financial statement purposes, the change in control of Golden American through the acquisition of BT Variable was accounted for as a purchase effective August 14, 1996. This acquisition resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at the acquisition date. As a result, the Companies' financial statements included for the period January 1, 1997 through October 24, 1997 are presented on the Post-Acquisition basis of accounting.

The purchase price was allocated to the three companies purchased - BT Variable, DSI, and Golden American. The allocation of the purchase price to Golden American was approximately $139.9 million. Goodwill of $41.1 million was established for the excess of the acquisition cost over the fair value of the assets and liabilities and attributed to Golden American. At June 30, 1997, goodwill was increased by $1.8 million, due to the adjustment of the value of a receivable existing at the acquisition date. Before the ING merger, goodwill resulting from the acquisition was being amortized over 25 years on a straight-line basis.

PREMIUMS

                                                                               Percentage         Dollar
For the Year Ended December 31                                     1999          Change           Change          1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   (DOLLARS IN MILLIONS)

Variable annuity premiums:
   Separate account........................................       $2,511.7           71.9%         $1,050.5       $1,461.2
   Fixed account...........................................          770.7           30.9             182.0          588.7
                                                               --------------------------------------------------------------
Total variable annuity premiums............................        3,282.4           60.1           1,232.5        2,049.9
Variable life premiums.....................................            8.6          (37.8)             (5.2)          13.8
                                                               --------------------------------------------------------------
Total premiums.............................................       $3,291.0           59.5%         $1,227.3       $2,063.7
                                                               ==============================================================

For the Companies' variable insurance contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment spread and product charges.

Variable annuity separate account premiums increased 71.9% in 1999. The fixed account portion of the Companies' variable annuity premiums increased 30.9% in 1999. These increases resulted from increased sales of the Premium Plus variable annuity product.

Variable life premiums decreased 37.8% in 1999. In August 1999, Golden American discontinued offering variable life products.

Premiums, net of reinsurance, for variable products from two significant broker/dealers each having at least ten percent of total sales for the year ended December 31, 1999 totaled $918.4 million, or 28% of premiums compared to $528.9 million, or 26%, from two significant broker/dealers for the year ended December 31, 1998.

REVENUES

                                                                               Percentage          Dollar
For the Year Ended December 31                                       1999        Change            Change           1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (DOLLARS IN MILLIONS)

Annuity and interest sensitive life product charges........          $82.9          112.0%            $43.8         $39.1
Management fee revenue.....................................           10.1          112.5               5.3           4.8
Net investment income......................................           59.2           39.3              16.7          42.5
Realized gains (losses) on investments.....................           (2.9)          96.1              (1.4)         (1.5)
Other income...............................................           10.8           94.4               5.2           5.6
                                                               ---------------------------------------------------------------
                                                                    $160.1           77.0%            $69.6         $90.5
                                                               ===============================================================

Total revenues increased 77.0%, or $69.6 million, to $160.1 million in 1999. Annuity and interest sensitive life product charges increased 112.0%, or $43.8 million, to $82.9 million in 1999, primarily due to additional fees earned from the increasing block of business in the separate accounts.

Golden American provides certain managerial and supervisory services to DSI. The fee paid to Golden American for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $10.1 million for 1999 and $4.8 million for 1998.

Net investment income increased 39.3%, or $16.7 million, to $59.2 million in 1999 from $42.5 million in 1998, due to growth in invested assets from December 31, 1998, increasing interest rates, and a relative increase in below investment grade investments.

During 1999, the Company had net realized losses on investments of $2.9 million, which includes a $1.6 million write down of two impaired fixed maturities, compared to net realized losses on investments of $1.5 million in 1998 which included a $1.0 million write down of two impaired fixed maturities.

Other income increased $5.2 million to $10.8 million in 1999, due primarily to income received under a modified coinsurance agreement with an unaffiliated reinsurer.

EXPENSES

                                                                               Percentage         Dollar
For the Year Ended December 31                                      1999         Change           Change            1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   (DOLLARS IN MILLIONS)

Insurance benefits and expenses:
   Annuity and interest sensitive life benefits:
     Interest credited to account balances................          $175.9           85.4%            $81.0         $94.9
     Benefit claims incurred in excess of account
       balances...........................................             6.3          200.2               4.2           2.1
   Underwriting, acquisition, and insurance expenses:
     Commissions..........................................           188.4           55.5              67.2         121.2
     General expenses.....................................            60.2           60.2              22.6          37.6
     Insurance taxes, state licenses, and fees............             4.0           (4.0)             (0.1)          4.1
     Policy acquisition costs deferred....................          (346.4)          75.1            (148.6)       (197.8)
     Amortization:
       Deferred policy acquisition costs..................            33.1          543.3              28.0           5.1
       Value of purchased insurance in force..............             6.2           32.0               1.5           4.7
       Goodwill...........................................             3.8           --                --             3.8
                                                               ----------------------------------------------------------------
                                                                    $131.5           73.7%            $55.8         $75.7
                                                               ================================================================

Total insurance benefits and expenses increased 73.7%, or $55.8 million, in 1999 from $75.7 million in 1998. Interest credited to account balances increased 85.4%, or $81.0 million, in 1999 from $94.9 million in 1998. The premium credit on the Premium Plus variable annuity product increased $69.3 million to $123.8 million at December 31, 1999. The bonus interest on the fixed account increased $3.0 million to $10.9 million at December 31, 1999. The remaining increase in interest credited relates to higher account balances associated with the Companies' fixed account options within the variable products.

Commissions increased 55.5%, or $67.2 million, in 1999 from $121.2 million in 1998. Insurance taxes, state licenses, and fees decreased 4.0%, or $0.1 million, in 1999 from $4.1 million in 1998. Changes in commissions and insurance taxes, state licenses, and fees are generally related to changes in the level and composition of variable product sales. Insurance taxes, state licenses, and fees are impacted by several other factors, which include an increase in FICA taxes primarily due to bonuses and expenses for the triennial insurance department examination of Golden American, which were offset by a decrease in 1999 of guaranty fund assessments paid. Most costs incurred as the result of sales have been deferred, thus having very little impact on current earnings.

General expenses increased 60.2%, or $22.6 million, in 1999 from $37.6 million in 1998. Management expects general expenses to continue to increase in 2000 as a result of the emphasis on expanding the salaried wholesaler distribution network and the growth in sales. The Companies use a network of wholesalers to distribute products, and the salaries and sales bonuses of these wholesalers are included in general expenses. The portion of these salaries and related expenses that varies directly with production levels is deferred thus having little impact on current earnings. The increase in general expenses was partially offset by reimbursements received from DSI, Equitable Life, ING Mutual Funds Management Co., LLC, an affiliate, Security Life of Denver Insurance Company, an affiliate, Southland Life Insurance Company, an affiliate, and United Life & Annuity Insurance Company, an affiliate, for certain advisory, computer, and other resources and services provided by Golden American.

The Companies' previous balances of deferred policy acquisition costs ("DPAC"), value of purchased insurance in force ("VPIF"), and unearned revenue reserve were eliminated and a new asset of $44.3 million representing VPIF was established for all policies in force at the merger date. During 1999, VPIF was adjusted to increase amortization by $0.7 million to reflect changes in the assumptions related to the timing of estimated gross profits. During 1998, VPIF decreased $2.7 million to adjust the value of other receivables and increased $0.2 million as a result of an adjustment to the merger costs. During 1998, VPIF was adjusted to reduce amortization by $0.2 million to reflect changes in the assumptions related to the timing of future gross profits. Amortization of DPAC increased $28.0 million, or 543.3%, in 1999. This increase resulted from growth in policy acquisition costs deferred from $197.8 million at December 31, 1998 to $346.4 million at December 31, 1999, which was generated by expenses associated with the large sales volume experienced since December 31, 1998. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 1999 is $4.0 million in 2000, $3.6 million in 2001, $3.3 million in 2002, $2.8 million in 2003, and $2.3 million in 2004. Actual amortization may vary based upon changes in assumptions and experience.

Interest expense increased 102.6%, or $4.5 million, in 1999 from $4.4 million in 1998. Interest expense on a $25 million surplus note issued December 1996 and expiring December 2026 was $2.1 million for the year ended December 31, 1999, unchanged from the same period of 1998. Interest expense on a $60 million surplus note issued in December 1998 and expiring December 2028 was $4.3 million for the year ended December 31, 1999. Interest expense on a $75 million surplus note, issued September 30, 1999 and expiring September 29, 2029 was $1.5 million for the year ended December 31, 1999. Golden American also paid $0.8 million in 1999 and $1.8 million in 1998 to ING America Insurance Holdings, Inc. ("ING AIH") for interest on a reciprocal loan agreement. Interest expense on a revolving note payable with SunTrust Bank, Atlanta was $0.2 million and $0.3 million for the years ended December 31, 1999 and 1998, respectively. In addition, Golden American incurred interest expense of $0.2 million in 1998 on a line of credit with Equitable.

INCOME

Net income for 1999 was $11.2 million, an increase of $6.1 million from $5.1 million for 1998.

Comprehensive income for 1999 was $3.0 million, a decrease of $0.9 million from comprehensive income of $3.9 million for 1998.

FINANCIAL CONDITION
-------------------

RATINGS

Currently, the Companies' ratings are A+ by A. M. Best Company, AAA by Duff & Phelps Credit Rating Company, and AA+ by Standard & Poor's Rating Services ("Standard & Poor's").

INVESTMENTS

The financial statement carrying value and amortized cost basis of the Companies' total investments grew 15.5% and 17.5%, respectively, in 1999. All of the Companies' investments, other than mortgage loans on real estate, are carried at fair value in the Companies' financial statements. Therefore, growth in the carrying value of the Companies' investment portfolio was due to changes in unrealized appreciation and depreciation of fixed maturities as well as growth in the cost basis of these securities. Growth in the cost basis of the Companies' investment portfolio resulted from the investment of premiums from the sale of the Companies' fixed account options. The Companies manage the growth of insurance operations in order to maintain adequate capital ratios. To support the fixed account options of the Companies' variable insurance products, cash flow was invested primarily in fixed maturities and short-term investments.

At December 31, 1999, the Companies investments had a yield of 6.6%. The Companies estimate the total investment portfolio, excluding policy loans, had a fair value approximately equal to 97.6% of amortized cost value at December 31, 1999.

FIXED MATURITIES: At December 31, 1999, the Companies had fixed maturities with an amortized cost of $858.1 million and an estimated fair value of $835.3 million. The Companies classify 100% of securities as available for sale. Net unrealized depreciation of fixed maturities of $22.8 million was comprised of gross appreciation of $0.9 million and gross depreciation of $23.7 million. Net unrealized holding losses on these securities, net of adjustments to VPIF, DPAC, and deferred income taxes of $7.0 million were included in stockholder's equity at December 31, 1999.

The individual securities in the Companies' fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's ($558.0 million or 65.0%), that are rated BBB+ to BBB- by Standard & Poor's ($123.5 million or 14.4%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to B-by Standard & Poor's ($64.6 million or 7.5%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1, 2, 3, 4, or 5 ($112.0 million or 13.1%). The Companies' fixed maturity investment portfolio had a combined yield at amortized cost of 6.6% at December 31, 1999.

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

At December 31, 1999, the amortized cost value of the Companies' total investment in below investment grade securities, excluding mortgage-backed securities, was $72.3 million, or 6.9%, of the Companies' investment portfolio. The Companies intend to purchase additional below investment grade securities, but do not expect the percentage of the portfolio invested in such securities to exceed 10% of the investment portfolio. At December 31, 1999, the yield at amortized cost on the Companies' below investment grade portfolio was 7.8% compared to 6.5% for the Companies' investment grade corporate bond portfolio. The Companies estimate the fair value of the below investment grade portfolio was $69.1 million, or 95.5% of amortized cost value, at December 31, 1999.

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

In 1999, fixed maturities designated as available for sale with a combined amortized cost of $221.8 million were sold, called, or repaid by their issuers. In total, net pre-tax losses from sales, calls, and repayments of fixed maturities amounted to $1.3 million in 1999, excluding the $1.6 million pre-tax loss on the write-down of two bonds in 1999.

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

EQUITY SECURITIES: Equity securities represent 1.4% of the Companies' investment portfolio. At December 31, 1999, the Companies owned equity securities with a cost of $15.0 million and an estimated fair value of $17.3 million. Net unrealized appreciation of equity securities was comprised entirely of gross appreciation of $2.3 million. Equity securities are primarily comprised of investments in shares of the mutual funds underlying the Companies' registered separate accounts.

MORTGAGE LOANS ON REAL ESTATE: Mortgage loans on real estate represent 9.5% of the Companies' investment portfolio. Mortgages outstanding at amortized cost were $100.1 million at December 31, 1999 with an estimated fair value of $95.5 million. The Companies' mortgage loan portfolio includes 58 loans with an average size of $1.7 million and average seasoning of 0.7 years if weighted by the number of loans. The Companies' mortgage loans on real estate are typically secured by occupied buildings in major metropolitan locations and not speculative developments and are diversified by type of property and geographic location. Mortgage loans on real estate have been analyzed by geographical location with concentrations by state identified as California (12% in 1999 and
1998),  Utah (10% in 1999, 11% in 1998),  and Georgia (9% in 1999, 10% in 1998).
There are no other concentrations of mortgage loans on real estate in any state exceeding ten percent at December 31, 1999 and 1998. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in office buildings (34% in 1999, 36% in 1998), industrial buildings (33% in 1999, 32% in 1998), retail facilities (19% in 1999, 20% in 1998), and multi-family apartments (10% in 1999 and 8% in 1998). At December 31, 1999, the yield on the Companies' mortgage loan portfolio was 7.3%.

At December 31, 1999, no mortgage loan on real estate was delinquent by 90 days or more. The Companies' loan investment strategy is consistent with other life insurance subsidiaries of ING in the United States. The insurance subsidiaries of EIC have experienced a historically low default rate in their mortgage loan portfolios.

OTHER ASSETS

Accrued investment income increased $1.6 million during 1999, due to an increase in the overall size of the portfolio resulting from the investment of premiums allocated to the fixed account options of the Companies' variable insurance products.

DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses, premium credit, and other expenses related to the production of new business after the merger. The Companies' previous balances of DPAC and VPIF were eliminated as of the merger date, and an asset representing VPIF was established for all policies in force at the merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Companies' products are deferred and amortized. At December 31, 1999, the Companies had DPAC and VPIF balances of $529.0 million and $31.7 million, respectively. During 1998, VPIF decreased $2.7 million to adjust the value of other receivables and increased $0.2 million as a result of an adjustment to the merger costs.

Property and equipment increased $6.5 million, or 89.0%, during 1999, due to leasehold improvements, the purchase of furniture and other equipment for Golden American's new offices in West Chester, Pennsylvania, and growth in the business.

Goodwill totaling $151.1 million, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Accumulated amortization of goodwill as of December 31, 1999 was $8.2 million.

Other assets increased $1.8 million during 1999, due to increases in a receivable from the separate account and accounts receivable.

At December 31, 1999, the Companies had $7.6 billion of separate account assets compared to $3.4 billion at December 31, 1998. The increase in separate account assets resulted from market appreciation, increased transfer activity, and growth in sales of the Companies' variable annuity products, net of redemptions.

At December 31, 1999, the Companies had total assets of $9.4 billion, a 97.6% increase from December 31, 1998.

LIABILITIES

Future policy benefits for annuity and interest sensitive life products increased $152.6 million, or 17.3%, to $1.0 billion reflecting premium growth in the Companies' fixed account options of the variable products, net of transfers to the separate accounts. Market appreciation, increased transfer activity, and premiums, net of redemptions, accounted for the $4.2 billion, or 122.7%, increase in separate account liabilities to $7.6 billion at December 31, 1999.

On December 30, 1999, Golden American issued a $50 million, 8.179% surplus note to Equitable Life, which matures on December 29, 2029.

On December 8, 1999, Golden American issued a $35 million, 7.979% surplus note to First Columbine Life Insurance Company, an affiliate, which matures on December 7, 2029.

On September 30, 1999, Golden American issued a $75 million, 7.75% surplus note to ING AIH, which matures on September 29, 2029. On December 30, 1999, ING AIH assigned the surplus note to Equitable Life.

On December 30, 1998, Golden American issued a $60 million, 7.25% surplus note to Equitable Life, which matures on December 29, 2028.

On December 17, 1996, Golden American issued a $25 million, 8.25% surplus note to Equitable, which matures on December 17, 2026. As a result of the merger, the surplus note is now payable to EIC.

Other liabilities increased $21.7 million from $34.7 million at December 31, 1998, due primarily to increases in remittances to be applied, outstanding checks, accrued interest payable, and pension liability.

In conjunction with the volume of variable annuity sales, the Companies' total liabilities increased $4.5 billion, or 102.6%, during 1999 and totaled $8.9 billion at December 31, 1999.

The effects of inflation and changing prices on the Companies' financial position are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in stockholder's equity when monetary assets exceed monetary liabilities.

STOCKHOLDER'S EQUITY

Additional paid-in capital increased $121.0 million, or 34.8%, from December 31, 1998 to $468.6 million at December 31, 1999, due to capital contributions from the Parent.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability of the Companies to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Companies' principal sources of cash are variable annuity premiums and product charges, investment income, maturing investments, proceeds from debt issuance, and capital contributions made by the Parent. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, repayment of debt, as well as withdrawals and surrenders.

Net cash used in operating activities was $73.4 million in 1999 compared to $63.9 million in 1998. The Companies have predominantly had negative cash flows from operating activities since Golden American started issuing variable insurance products in 1989. These negative operating cash flows result primarily from the funding of commissions and other deferrable expenses related to the continued growth in the variable annuity products.

Net cash used in investing activities was $177.5 million during 1999 as compared to $390.0 million in 1998. This decrease is primarily due to greater net purchases of fixed maturities, equity securities, and mortgage loans on real estate during 1998 than in 1999. Net purchases of fixed maturities reached $124.0 million in 1999 versus $331.3 million in 1998. Net purchases of mortgage loans on real estate declined to $3.1 million from $12.6 million in the prior year.

Net cash provided by financing activities was $258.6 million during 1999 as compared to $439.5 million during the prior year. In 1999, net cash provided by financing activities was positively impacted by net fixed account deposits of $626.5 million compared to $520.8 million in 1998 and by a $6.7 million increase in net borrowings in 1999 compared to 1998. This increase was offset by net reallocations to the Companies' separate accounts, which increased to $650.3 million from $239.7 million during the prior year. In 1999, another important source of cash provided by financing activities was $121.0 million in capital contributions from the Parent compared to $103.8 million in 1998. Another source of cash provided by financing activities during 1999 was $160.0 million in proceeds from surplus notes compared to $60.0 million in 1998.

The Companies' liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. Golden American maintains a $65.0 million reciprocal loan agreement with ING AIH, which expires on December 31, 2007. In addition, the Companies have established an $85.0 million revolving note facility with SunTrust Bank, Atlanta, which expires on July 31, 2000. Management believes these sources of liquidity are adequate to meet the Companies' short-term cash obligations.

Based on current trends, the Companies expect to continue to use net cash in operating activities, given the continued growth of the variable annuity sales. It is anticipated that a continuation of capital contributions from the Parent, the issuance of additional surplus notes, and/or modified coinsurance agreements will cover these net cash outflows. ING AIH is committed to the sustained growth of Golden American. During 2000, ING AIH will maintain Golden American's statutory capital and surplus at the end of each quarter at a level such that:
1) the ratio of Total Adjusted Capital divided by Company Action Level Risk Based Capital exceeds 300%; 2) the ratio of Total Adjusted Capital (excluding surplus notes) divided by Company Action Level Risk Based Capital exceeds 200%; and 3) Golden American's statutory capital and surplus exceeds the "Amounts Accrued for Expense Allowances Recognized in Reserves" as disclosed on page 3, Line 13A of Golden American's statutory statement.

During the first quarter of 1999, Golden American's operations were moved to a new site in West Chester, Pennsylvania. During 1999, Golden American occupied 105,000 square feet of leased space; its affiliate occupies 20,000 square feet. Previously, Golden American's home office operations were housed in leased locations in Wilmington, Delaware and locations in Pennsylvania. Golden American's New York subsidiary is housed in leased space in New York, New York. The Companies intend to spend approximately $2.4 million on capital needs for 2000.

The ability of Golden American to pay dividends to its Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 2000, Golden American cannot pay dividends to its Parent without prior approval of statutory authorities.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing. The management of First Golden does not anticipate paying dividends to Golden American during 2000.

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

REINSURANCE: At December 31, 1999, Golden American had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

The reinsurance treaties that covered the nonstandard minimum guaranteed death benefits for new business have been terminated for business issued after December 31, 1999. The Companies are currently pursuing alternative reinsurance arrangements for new business issued after December 31, 1999. There can be no such alternative arrangements will be available. The reinsurance covering business in force at December 31, 1999 will continue to apply in the future.

IMPACT OF YEAR 2000: In prior years, the Companies discussed the nature and progress of plans to become Year 2000 ready. In late 1999, the Companies completed remediation and testing of systems. As a result of those planning and implementation efforts, the Companies experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. Golden American expensed approximately $264,000 during 1999 in connection with remediating systems. The Companies are not aware of any material problems resulting from Year 2000 issues, either with products, internal systems, or the products and services of third parties. The Companies will continue to monitor mission critical computer applications and those of suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

MARKET RISK AND RISK MANAGEMENT
-------------------------------

Asset/liability management is integrated into many aspects of the Companies' operations, including investment decisions, product development, and crediting rates determination. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables include contractholder behavior and the variable separate accounts' performance.

Contractholders bear the majority of the investment risks related to the variable insurance products. Therefore, the risks associated with the investments supporting the variable separate accounts are assumed by contractholders, not by the Companies (subject to, among other things, certain minimum guarantees). The Companies' products also provide certain minimum death benefits that depend on the performance of the variable separate accounts. Currently, the majority of death benefit risks are reinsured, which protects the Companies from adverse mortality experience and prolonged capital market decline.

A surrender, partial withdrawal, transfer, or annuitization made prior to the end of a guarantee period from the fixed account may be subject to a market value adjustment. As the majority of the liabilities in the fixed account are subject to market value adjustment, the Companies do not face a material amount of market risk volatility. The fixed account liabilities are supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available for sale. This enables the Companies to respond to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks, as well as other risks. The Companies' asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

On the basis of these analyses, management believes there is no material solvency risk to the Companies. With respect to a 10% drop in equity values from year end 1999 levels, variable separate account funds, which represent 88% of the in force, pass the risk in underlying fund performance to the contractholder (except for certain minimum guarantees). With respect to interest rate movements up or down 100 basis points from year end 1999 levels, the remaining 12% of the in force are fixed account funds and almost all of these have market value adjustments which provide significant protection against changes in interest rates.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

Any forward-looking statement contained herein or in any other oral or written statement by the Companies or any of their officers, directors, or employees is qualified by the fact that actual results of the Companies may differ materially from such statement, among other risks and uncertainties inherent in the Companies' business, due to the following important factors:

1. Prevailing interest rate levels and stock market performance, which may affect the ability of the Companies to sell their products, the market value and liquidity of the Companies' investments, fee revenue, and the lapse rate of the Companies' policies, notwithstanding product design features intended to enhance persistency of the Companies' products.

2. Changes in the federal income tax laws and regulations, which may affect the tax status of the Companies' products.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

The Board of Directors and Stockholder
Golden American Life Insurance Company

We have audited the accompanying consolidated balance sheets of Golden American Life Insurance Company as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for the years ended December 31, 1999 and 1998 and for the periods from October 25, 1997 through December 31, 1997, and January 1, 1997 through October 24, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden American Life Insurance Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the periods from October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          s/Ernst & Young LLP

Des Moines, Iowa
February 4, 2000


                                                     CONSOLIDATED BALANCE SHEETS
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                      POST-MERGER
                                                                                     -----------------------------------------------
                                                                                      December 31, 1999       December 31, 1998
                                                                                     -----------------------------------------------
    ASSETS

     Investments:
       Fixed maturities, available for sale, at fair value
         (Cost: 1999 - $858,052; 1998 - $739,772)...............................               $835,321               $741,985
       Equity securities, at fair value (cost: 1999 - $14,952;
         1998 - $14,437)........................................................                 17,330                 11,514
       Mortgage loans on real estate............................................                100,087                 97,322
       Policy loans.............................................................                 14,157                 11,772
       Short-term investments...................................................                 80,191                 41,152
                                                                                     -----------------------------------------------
    Total investments...........................................................              1,047,086                903,745

    Cash and cash equivalents...................................................                 14,380                  6,679

    Reinsurance recoverable.....................................................                 14,834                  7,586

    Due from affiliates.........................................................                    637                  2,983

    Accrued investment income...................................................                 11,198                  9,645

    Deferred policy acquisition costs...........................................                528,957                204,979

    Value of purchased insurance in force.......................................                 31,727                 35,977

    Current income taxes recoverable............................................                     35                    628

    Deferred income tax asset...................................................                 21,943                 31,477

    Property and equipment, less allowances for depreciation
       of $3,229 in 1999 and $801 in 1998.......................................                 13,888                  7,348

    Goodwill, less accumulated amortization of $8,186 in 1999
       and $4,408 in 1998.......................................................                142,941                146,719

    Other assets................................................................                  2,514                    743

    Separate account assets.....................................................              7,562,717              3,396,114
                                                                                     -----------------------------------------------
    Total assets................................................................             $9,392,857             $4,754,623
                                                                                     ===============================================




See accompanying notes.


                                               CONSOLIDATED BALANCE SHEETS - CONTINUED
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    POST-MERGER
                                                                                  ------------------------------------------------
                                                                                    December 31, 1999        December 31, 1998
                                                                                  ------------------------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY

Policy liabilities and accruals:
   Future policy benefits:
      Annuity and interest sensitive life products.........................                $1,033,701               $881,112
      Unearned revenue reserve.............................................                     6,300                  3,840
   Other policy claims and benefits........................................                         8                     --
                                                                                  ------------------------------------------------
                                                                                            1,040,009                884,952

 Surplus notes.............................................................                   245,000                 85,000
 Revolving note payable....................................................                     1,400                     --
 Due to affiliates.........................................................                     9,547                     --
 Other liabilities.........................................................                    56,335                 34,663
 Separate account liabilities..............................................                 7,562,717              3,396,114
                                                                                  ------------------------------------------------
                                                                                            8,915,008              4,400,729

 Commitments and contingencies

 Stockholder's equity:
   Common stock, par value $10 per share, authorized,
      issued, and outstanding 250,000 shares...............................                     2,500                  2,500
   Additional paid-in capital..............................................                   468,640                347,640
   Accumulated other comprehensive loss....................................                    (9,154)                  (895)
   Retained earnings.......................................................                    15,863                  4,649
                                                                                  ------------------------------------------------
 Total stockholder's equity................................................                   477,849                353,894
                                                                                  ------------------------------------------------
 Total liabilities and stockholder's equity................................                $9,392,857             $4,754,623
                                                                                  ================================================














See accompanying notes.


                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (DOLLARS IN THOUSANDS)

                                                                                                                   POST-
                                                                         POST-MERGER                            ACQUISITION
                                                   --------------------------------------------------------|-------------------
                                                                                            For the period |    For the period
                                                                                               October 25, |        January 1,
                                                      For the year       For the year                 1997 |              1997
                                                             ended              ended              through |           through
                                                      December 31,       December 31,         December 31, |       October 24,
                                                              1999               1998                 1997 |              1997
                                                   --------------------------------------------------------|-------------------
Revenues                                                                                                   |
   Annuity and interest sensitive                                                                          |
      life product charges....................              $82,935           $39,119              $3,834  |          $18,288
   Management fee revenue.....................               10,136             4,771                 508  |            2,262
   Net investment income......................               59,169            42,485               5,127  |           21,656
   Realized gains (losses) on investments.....               (2,923)           (1,491)                 15  |              151
   Other income...............................               10,827             5,569                 236  |              426
                                                   --------------------------------------------------------|-------------------
                                                            160,144            90,453               9,720  |           42,783
                                                                                                           |
Insurance benefits and expenses:                                                                           |
   Annuity and interest sensitive                                                                          |
     life benefits:                                                                                        |
     Interest credited to account balances....              175,851            94,845               7,413  |           19,276
     Benefit claims incurred in excess of                                                                  |
       account balances.......................                6,370             2,123                  --  |              125
   Underwriting, acquisition, and insurance                                                                |
     expenses:                                                                                             |
     Commissions..............................              188,383           121,171               9,437  |           26,818
     General expenses.........................               60,194            37,577               3,350  |           13,907
     Insurance taxes, state licenses, and fees                3,976             4,140                 450  |            1,889
     Policy acquisition costs deferred........             (346,396)         (197,796)            (13,678) |          (29,003)
     Amortization:                                                                                         |
      Deferred policy acquisition costs.......               33,119             5,148                 892  |            1,674
      Value of purchased insurance in force...                6,238             4,724                 948  |            5,225
      Goodwill................................                3,778             3,778                 630  |            1,398
                                                   --------------------------------------------------------|-------------------
                                                            131,513            75,710               9,442  |           41,309
                                                                                                           |
Interest expense..............................                8,894             4,390                 557  |            2,082
                                                   --------------------------------------------------------|-------------------
                                                            140,407            80,100               9,999  |           43,391
                                                   --------------------------------------------------------|-------------------
Income (loss) before income taxes.............               19,737            10,353                (279) |             (608)
                                                                                                           |
Income taxes..................................                8,523             5,279                 146  |           (1,337)
                                                   --------------------------------------------------------|-------------------
                                                                                                           |
Net income (loss).............................              $11,214            $5,074               $(425) |             $729
                                                   ============================================================================


See accompanying notes.



                                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                               (DOLLARS IN THOUSANDS)


                                                                                       Accumulated
                                                                     Additional              Other     Retained             Total
                                                         Common         Paid-in       Comprehensive    Earnings     Stockholder's
                                                          Stock         Capital       Income (Loss)   (Deficit)            Equity
                                                    -----------------------------------------------------------------------------
                                                                                        POST-ACQUISITION
                                                    -----------------------------------------------------------------------------
Balance at January 1, 1997.....................          $2,500      $137,372               $262         $350          $140,484
   Comprehensive income:
     Net income................................              --            --                 --          729               729
     Change in net unrealized investment
       gains (losses)..........................              --            --              1,543           --             1,543
                                                                                                                -----------------
   Comprehensive income........................                                                                           2,272
   Contribution of capital.....................              --         1,121                 --           --             1,121
                                                    -----------------------------------------------------------------------------
Balance at October 24, 1997....................          $2,500      $138,493             $1,805       $1,079          $143,877
                                                    =============================================================================

                                                                                     POST-MERGER
                                                    -----------------------------------------------------------------------------
Balance at October 25, 1997....................          $2,500      $224,997                 --           --          $227,497
   Comprehensive loss:
     Net loss..................................              --            --                 --        $(425)             (425)
     Change in net unrealized investment
       gains (losses)..........................              --            --               $241           --               241
                                                                                                                -----------------
   Comprehensive loss..........................                                                                            (184)
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1997...................           2,500       224,997                241         (425)          227,313
   Comprehensive income:
     Net income................................              --            --                 --        5,074             5,074
     Change in net unrealized investment
       gains (losses)..........................              --            --             (1,136)          --            (1,136)
                                                                                                                -----------------
   Comprehensive income........................                                                                           3,938
   Contribution of capital.....................              --       122,500                 --           --           122,500
   Other.......................................              --           143                 --           --               143
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1998...................           2,500       347,640               (895)       4,649           353,894
   Comprehensive income:
     Net income................................              --            --                 --       11,214            11,214
     Change in net unrealized investment
       gains (losses)..........................              --            --             (8,259)          --            (8,259)
                                                                                                                -----------------
   Comprehensive income........................                                                                           2,955
   Contribution of capital.....................              --       121,000                 --           --           121,000
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1999...................          $2,500      $468,640            $(9,154)     $15,863          $477,849
                                                    =============================================================================













See accompanying notes.



                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (DOLLARS IN THOUSANDS)

                                                                                                          |      POST-
                                                                           POST-MERGER                    |   ACQUISITION
                                                       ---------------------------------------------------|-----------------
                                                                                           For the period |   For the period
                                                                                              October 25, |       January 1,
                                                           For the year    For the year              1997 |             1997
                                                                  ended           ended           through |          through
                                                           December 31,    December 31,      December 31, |      October 24,
                                                                   1999            1998              1997 |             1997
                                                       ---------------------------------------------------|------------------
OPERATING ACTIVITIES                                                                                      |
Net income (loss).................................            $11,214            $5,074            $(425) |             $729
Adjustments to reconcile net income (loss) to net                                                         |
  cash provided by (used in) operations:                                                                  |
   Adjustments related to annuity and                                                                     |
     interest sensitive life products:                                                                    |
     Interest credited and other charges on                                                               |
       interest sensitive products................            175,851            94,845            7,413  |           19,276
     Charges for mortality and administration.....                524              (233)             (62) |              (99)
     Change in unearned revenues..................              2,460             2,651            1,189  |            3,292
   Increase (decrease) in policy liabilities and                                                          |
     accruals.....................................                  8               (10)              10  |               --
   Decrease (increase) in accrued investment                                                              |
     income.......................................             (1,553)           (3,222)           1,205  |           (3,489)
   Policy acquisition costs deferred..............           (346,396)         (197,796)         (13,678) |          (29,003)
   Amortization of deferred policy                                                                        |
     acquisition costs............................             33,119             5,148              892  |            1,674
   Amortization of value of purchased                                                                     |
     insurance in force...........................              6,238             4,724              948  |            5,225
   Change in other assets, due to/from                                                                    |
     affiliates, other liabilities, and accrued                                                           |
     income taxes.................................             24,845             9,979            4,205  |           (8,944)
   Provision for depreciation and amortization....              8,850             8,147            1,299  |            3,203
   Provision for deferred income taxes............              8,523             5,279              146  |              316
   Realized (gains) losses on investments.........              2,923             1,491              (15) |             (151)
                                                       ---------------------------------------------------|------------------
Net cash provided by (used in) operating                                                                  |
   activities.....................................            (73,394)          (63,923)           3,127  |           (7,971)
                                                                                                          |
INVESTING ACTIVITIES                                                                                      |
Sale, maturity, or repayment of investments:                                                              |
   Fixed maturities - available for sale..........            220,547           145,253            9,871  |           39,622
   Mortgage loans on real estate..................              6,572             3,791            1,644  |            5,828
   Short-term investments - net...................                 --                --               --  |           11,415
                                                       ---------------------------------------------------|------------------
                                                              227,119           149,044           11,515  |           56,865
Acquisition of investments:                                                                               |
   Fixed maturities - available for sale..........           (344,587)         (476,523)         (29,596) |         (155,173)
   Equity securities..............................                 --           (10,000)              (1) |           (4,865)
   Mortgage loans on real estate..................             (9,659)          (16,390)         (14,209) |          (44,481)
   Policy loans - net.............................             (2,385)           (2,940)            (328) |           (3,870)
   Short-term investments - net...................            (39,039)          (26,692)         (13,244) |               --
                                                       ---------------------------------------------------|------------------
                                                             (395,670)         (532,545)         (57,378) |         (208,389)
Net purchase of property and equipment............             (8,968)           (6,485)            (252) |             (875)
                                                       ---------------------------------------------------|------------------
Net cash used in investing activities.............           (177,519)         (389,986)         (46,115) |         (152,399)

See accompanying notes.


                                          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                                       (DOLLARS IN THOUSANDS)

                                                                                                     |      POST-
                                                                     POST-MERGER                     |   ACQUISITION
                                                 ----------------------------------------------------|-----------------
                                                                                      For the period |  For the period
                                                                                         October 25, |      January 1,
                                                     For the year    For the year               1997 |            1997
                                                            ended           ended            through |         through
                                                     December 31,    December 31,       December 31, |     October 24,
                                                             1999            1998               1997 |            1997
                                                 ----------------------------------------------------|-----------------
FINANCING ACTIVITIES                                                                                 |
Proceeds from reciprocal loan agreement                                                              |
   borrowings................................          $396,350         $500,722                --   |              --
Repayment of reciprocal loan agreement                                                               |
   borrowings................................          (396,350)        (500,722)               --   |              --
Proceeds from revolving note payable.........           220,295          108,495                --   |              --
Repayment of revolving note payable..........          (218,895)        (108,495)               --   |              --
Proceeds from surplus note...................           160,000           60,000                --   |              --
Proceeds from line of credit borrowings......                --               --           $10,119   |         $97,124
Repayment of line of credit borrowings.......                --           (5,309)           (2,207)  |         (80,977)
Receipts from annuity and interest                                                                   |
   sensitive life policies credited to                                                               |
   account balances..........................           773,685          593,428            62,306   |         261,549
Return of account balances on annuity                                                                |
   and interest sensitive life policies......          (147,201)         (72,649)           (6,350)  |         (13,931)
Net reallocations to separate accounts.......          (650,270)        (239,671)          (17,017)  |         (93,069)
Contributions of capital by parent...........           121,000          103,750                --   |           1,011
                                                 ----------------------------------------------------|-----------------
Net cash provided by financing activities....           258,614          439,549            46,851   |         171,707
                                                 ----------------------------------------------------|-----------------
                                                                                                     |
Increase (decrease) in cash and cash                                                                 |
   equivalents...............................             7,701          (14,360)            3,863   |          11,337
Cash and cash equivalents at                                                                         |
   beginning of period.......................             6,679           21,039            17,176   |           5,839
                                                 ----------------------------------------------------|-----------------
Cash and cash equivalents at                                                                         |
   end of period.............................           $14,380           $6,679           $21,039   |         $17,176
                                                 ====================================================|=================
                                                                                                     |
SUPPLEMENTAL  DISCLOSURE                                                                             |
 OF CASH FLOW  INFORMATION                                                                           |
Cash paid during the period for:                                                                     |
   Interest..................................            $6,392           $4,305              $295   |          $1,912
   Income taxes..............................                --               99                --   |             283
Non-cash financing activities:                                                                       |
   Non-cash adjustment to additional                                                                 |
     paid-in capital for adjusted merger                                                             |
     costs...................................                --              143                --   |              --
   Contribution of property and                                                                      |
     equipment from EIC Variable,                                                                    |
     Inc. net of $353 of accumulated                                                                 |
     depreciation............................                --               --                --   |             110
   Contribution of capital from parent to                                                            |
     repay line of credit borrowings.........                --           18,750                --   |              --


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES

--------------------------------------------------------------------------------

CONSOLIDATION

The consolidated financial statements include Golden American Life Insurance Company ("Golden American") and its wholly owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Companies"). All significant intercompany accounts and transactions have been eliminated.

ORGANIZATION

Golden American, a wholly owned subsidiary of Equitable of Iowa Companies, Inc., offers variable insurance products and is licensed as a life insurance company in the District of Columbia and all states except New York. First Golden is licensed to sell insurance products in New York and Delaware. The Companies' products are marketed by broker/dealers, financial institutions, and insurance agents. The Companies' primary customers are consumers and corporations.

On October 24, 1997, PFHI Holding, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") according to the terms of an Agreement and Plan of Merger ("Merger Agreement") dated July 7, 1997 among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"), a Delaware corporation. See Note 6 for additional information regarding the merger.

On August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable, Inc. (subsequently known as EIC Variable, Inc.) and its wholly owned subsidiaries, Golden American and Directed Services, Inc. ("DSI") from
Whitewood Properties Corporation ("Whitewood"). See Note 7 for additional information regarding the acquisition.

For financial statement purposes, the ING merger was accounted for as a purchase effective October 25, 1997 and the change in control of Golden American through the acquisition of BT Variable, Inc. ("BT Variable") was accounted for as a purchase effective August 14, 1996. The merger and acquisition resulted in new bases of accounting reflecting estimated fair values of assets and liabilities at their respective dates. As a result, the Companies' financial statements included for the periods after October 24, 1997 are presented on the Post-Merger new basis of accounting and for the period January 1, 1997 through October 24, 1997 are presented on the Post-Acquisition basis of accounting.

INVESTMENTS

FIXED MATURITIES: The Companies account for their investments under the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for
Certain Investments in Debt and Equity Securities," which requires fixed maturities to be designated as either "available for sale," "held for investment," or "trading." Sales of fixed maturities designated as "available for sale" are not restricted by SFAS No. 115. Available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholder's equity, after adjustment for related changes in value of purchased insurance in force ("VPIF"), deferred policy acquisition costs ("DPAC"), and deferred income taxes. At December 31, 1999 and 1998, all of the Companies' fixed maturities are designated as available for sale, although the Companies are not precluded from designating fixed maturities as held for investment or trading at some future date.

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

MORTGAGE LOANS ON REAL ESTATE: Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable the Companies will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or to the loan's observable market price, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, which is adjusted at each reporting date for significant changes in the calculated value of the loan. Changes in this valuation allowance are charged or credited to income.

OTHER INVESTMENTS: Policy loans are reported at unpaid principal. Short-term investments are reported at cost, adjusted for amortization of premiums and accrual of discounts.

REALIZED GAINS AND LOSSES: Realized gains and losses are determined on the basis of specific identification.

FAIR VALUES: Estimated fair values, as reported herein, of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing process. This pricing process uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Estimated fair values of publicly traded fixed maturities are reported by an independent pricing service. Fair values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Estimated fair values of equity securities, which consist of the Companies' investment in its registered separate accounts, are based upon the quoted fair value of the securities comprising the individual portfolios underlying the separate accounts.

CASH AND CASH EQUIVALENTS
For purposes of the accompanying Statements of Cash Flows, the Companies consider all demand deposits and interest-bearing accounts not related to the investment function to be cash equivalents. All interest-bearing accounts classified as cash equivalents have original maturities of three months or less.

DEFERRED POLICY ACQUISITION COSTS
Certain costs of acquiring new insurance business, principally first year commissions and interest bonuses, premium credit, and other expenses related to the production of new business, have been deferred. Acquisition costs for variable insurance products are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected future gross profits. This amortization is adjusted retrospectively when the Companies revise their estimate of current or future gross profits to be realized from a group of products. DPAC is adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturities the Companies have designated as "available for sale" under SFAS No. 115.

VALUE OF PURCHASED INSURANCE IN FORCE
As a result of the merger and acquisition, a portion of the purchase price related to each transaction was allocated to the right to receive future cash flows from existing insurance contracts. This allocated cost represents VPIF, which reflects the value of those purchased policies calculated by discounting actuarially determined expected future cash flows at the discount rate determined by the purchaser. Amortization of VPIF is charged to expense in proportion to expected gross profits of the underlying business. This amortization is adjusted retrospectively when the Companies revise the estimate of current or future gross profits to be realized from the insurance contracts acquired. VPIF is adjusted to reflect the pro forma impact of unrealized gains and losses on available for sale fixed maturities. See Notes 6 and 7 for additional information on VPIF resulting from the merger and acquisition.

PROPERTY AND EQUIPMENT
Property and equipment primarily represent leasehold improvements, office furniture, certain other equipment, and capitalized computer software and are not considered to be significant to the Companies' overall operations. Property and equipment are reported at cost less allowances for depreciation.
Depreciation expense is computed primarily on the basis of the straight-line method over the estimated useful lives of the assets.

GOODWILL
Goodwill was established as a result of the merger and is being amortized over 40 years on a straight-line basis. Goodwill established as a result of the acquisition was being amortized over 25 years on a straight-line basis. See Notes 6 and 7 for additional information on the merger and acquisition.

FUTURE POLICY BENEFITS
Future policy benefits for divisions of the variable products with fixed interest guarantees are established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges. Interest credited to these policies ranged from 3.00% to 11.00% during 1999, 3.00% to 10.00% during 1998, and 3.30% to 8.25% during 1997. The unearned revenue reserve represents unearned distribution fees. These distribution fees have been deferred and are amortized over the life of the contracts in proportion to expected gross profits.

SEPARATE ACCOUNTS
Assets and liabilities of the separate accounts reported in the accompanying Balance Sheets represent funds separately administered principally for variable contracts. Contractholders, rather than the Companies, bear the investment risk for the variable insurance products. At the direction of the contractholders, the separate accounts invest the premiums from the sale of variable insurance products in shares of specified mutual funds. The assets and liabilities of the separate accounts are clearly identified and segregated from other assets and liabilities of the Companies. The portion of the separate account assets equal to the reserves and other liabilities of variable contracts cannot be charged with liabilities arising out of any other business the Companies may conduct.

Variable separate account assets are carried at fair value of the underlying investments and generally represent contractholder investment values maintained in the accounts. Variable separate account liabilities represent account balances for the variable contracts invested in the separate accounts; the fair value of these liabilities is equal to their carrying amount. Net investment income and realized and unrealized capital gains and losses related to separate account assets are not reflected in the accompanying Statements of Operations.

Product charges recorded by the Companies from variable insurance products consist of charges applicable to each contract for mortality and expense risk, cost of insurance, contract administration, and surrender charges. In addition, some variable annuity and all variable life contracts provide for a distribution fee collected for a limited number of years after each premium deposit. Revenue recognition of collected distribution fees is amortized over the life of the contract in proportion to its expected gross profits. The balance of unrecognized revenue related to the distribution fees is reported as an unearned revenue reserve.

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

DIVIDEND RESTRICTIONS
Golden American's ability to pay dividends to its Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 2000, Golden American cannot pay dividends to its Parent without prior approval of statutory authorities.

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

SEGMENT REPORTING
The Companies manage their business as one segment, the sale of variable insurance products designed to meet customer needs for tax-advantaged saving for retirement and protection from death. Variable insurance products are sold to consumers and corporations throughout the United States.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management is required to utilize historical experience and assumptions about future events and circumstances in order to develop estimates of material reported amounts and disclosures. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates and assumptions are: (1) estimates of fair values of investments in securities and other financial instruments, as well as fair values of policyholder liabilities, (2) policyholder liabilities, (3) deferred policy acquisition costs and value of purchased insurance in force, (4) fair values of assets and liabilities recorded as a result of merger and acquisition transactions, (5) asset valuation allowances, (6) guaranty fund assessment accruals, (7) deferred tax benefits (liabilities), and (8) estimates for commitments and contingencies including legal matters, if a liability is anticipated and can be reasonably estimated. Estimates and assumptions regarding all of the preceding items are inherently subject to change and are reassessed periodically. Changes in estimates and assumptions could materially impact the financial statements.

RECLASSIFICATIONS
Certain amounts for the periods ended in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 financial statement presentation.

2. BASIS OF FINANCIAL REPORTING
--------------------------------------------------------------------------------

The financial statements of the Companies differ from related statutory-basis financial statements principally as follows: (1) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (2) an asset representing the present value of future cash flows from insurance contracts acquired was established as a result of the merger/acquisition and is amortized and charged to expense; (3) future policy benefit reserves for divisions with fixed interest guarantees of the variable insurance products are based on full account values, rather than the greater of cash surrender value or amounts derived from discounting methodologies utilizing statutory interest rates; (4) reserves are reported before reduction for reserve credits related to reinsurance ceded and a receivable is established, net of an allowance for uncollectible amounts, for these credits rather than presented net of these credits; (5) fixed maturity investments are designated as "available for sale" and valued at fair value with unrealized appreciation/depreciation, net of adjustments to value of purchased insurance in force, deferred policy acquisition costs, and deferred income taxes (if applicable), credited/charged directly to stockholder's equity rather than valued at amortized cost; (6) the carrying value of fixed maturities is reduced to fair value by a charge to realized losses in the Statements of Operations when declines in carrying value are judged to be other than temporary, rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus; (7) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities; (8) net realized gains or losses attributed to changes in the level of interest rates in the market are recognized when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security; (9) a liability is established for anticipated guaranty fund assessments, net of related anticipated premium tax credits, rather than capitalized when assessed and amortized in accordance with procedures permitted by insurance regulatory authorities; (10) revenues for variable insurance products consist of policy charges applicable to each contract for the cost of insurance, policy administration charges, amortization of policy initiation fees, and surrender charges assessed rather than premiums received; (11) the financial statements of Golden American's wholly owned subsidiary are consolidated rather than recorded at the equity in net assets; (12) surplus notes are reported as liabilities rather than as surplus; and (13) assets and liabilities are restated to fair values when a change in ownership occurs, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

The net loss for Golden American as determined in accordance with statutory accounting practices was $85,578,000 in 1999, $68,002,000 in 1998, and $428,000
in 1997. Total statutory capital and surplus was $368,928,000 at December 31, 1999 and $183,045,000 at December 31, 1998.

3. INVESTMENT OPERATIONS
--------------------------------------------------------------------------------

INVESTMENT RESULTS
Major categories of net investment income are summarized below:

                                                                       POST-MERGER                       |  POST-ACQUISITION
                                                ---------------------------------------------------------|-------------------
                                                                                         For the period  |    For the period
                                                                                            October 25,  |        January 1,
                                                   For the year       For the year                 1997  |              1997
                                                          ended              ended              through  |           through
                                                   December 31,       December 31,         December 31,  |       October 24,
                                                           1999               1998                 1997  |              1997
                                                ---------------------------------------------------------|-------------------
                                                                           (DOLLARS IN THOUSANDS)        |
                                                                                                         |
 Fixed maturities..........................             $50,352           $35,224                 $4,443 |            $18,488
 Equity securities.........................                 515                --                      3 |                 --
 Mortgage loans on real estate.............               7,074             6,616                    879 |              3,070
 Policy loans..............................                 485               619                     59 |                482
 Short-term investments....................               2,583             1,311                    129 |                443
 Other, net................................                 388               246                   (154)|                 24
                                                ---------------------------------------------------------|-------------------
 Gross investment income...................              61,397            44,016                  5,359 |             22,507
 Less investment expenses..................              (2,228)           (1,531)                  (232)|               (851)
                                                ---------------------------------------------------------|-------------------
 Net investment income.....................             $59,169           $42,485                 $5,127 |            $21,656
                                                =============================================================================

Realized gains (losses) on investments follows:

                                                                           POST-MERGER                   |   POST-ACQUISITION
                                                 --------------------------------------------------------|--------------------
                                                                                           For the period|     For the period
                                                                                              October 25,|         January 1,
                                                       For the year        For the year              1997|               1997
                                                              ended               ended           through|            through
                                                       December 31,        December 31,      December 31,|        October 24,
                                                               1999                1998              1997|               1997
                                                 --------------------------------------------------------|--------------------
                                                                            (DOLLARS IN THOUSANDS)       |
                                                                                                         |
                                                                                                         |
  Fixed maturities, available for sale.......               $(2,910)           $(1,428)              $25 |               $151
  Mortgage loans on real estate..............                   (13)               (63)              (10)|                 --
                                                 --------------------------------------------------------|--------------------
  Realized gains (losses) on investments.....               $(2,923)           $(1,491)              $15 |               $151
                                                 =============================================================================

The change in unrealized appreciation (depreciation) of securities at fair value follows:

                                                                           POST-MERGER                     | POST-ACQUISITION
                                                  ---------------------------------------------------------|------------------
                                                                                            For the period |   For the period
                                                                                               October 25, |       January 1,
                                                       For the year        For the year               1997 |             1997
                                                              ended               ended            through |          through
                                                       December 31,        December 31,       December 31, |      October 24,
                                                               1999                1998               1997 |             1997
                                                  ---------------------------------------------------------|------------------
                                                                            (DOLLARS IN THOUSANDS)         |
                                                                                                           |
  Fixed maturities, available for sale........             $(24,944)             $1,100          $(3,494)  |           $4,197
  Equity securities...........................                5,301              (2,390)             (68)  |             (462)
                                                  ---------------------------------------------------------|------------------
  Unrealized appreciation (depreciation)                                                                   |
     of securities............................             $(19,643)            $(1,290)         $(3,562)  |           $3,735
                                                  ============================================================================

At December 31, 1999 and December 31, 1998, amortized cost, gross unrealized gains and losses, and estimated fair values of fixed maturities, all of which are designated as available for sale, follows:

                                                                                POST-MERGER
                                                 ---------------------------------------------------------------------------
                                                                                Gross             Gross           Estimated
                                                           Amortized       Unrealized        Unrealized                Fair
                                                                Cost            Gains            Losses               Value
                                                 ---------------------------------------------------------------------------
                                                                           (DOLLARS IN THOUSANDS)

   December 31, 1999
 -----------------------------------------------
   U.S. government and governmental
    agencies and authorities.................               $21,363                --            $(260)            $21,103
   Public utilities..........................                53,754               $25           (2,464)             51,315
   Corporate securities......................               396,494                53          (12,275)            384,272
   Other asset-backed securities.............               207,044               850           (4,317)            203,577
   Mortgage-backed securities................               179,397                39           (4,382)            175,054
                                                 ---------------------------------------------------------------------------
   Total.....................................              $858,052              $967         $(23,698)           $835,321
                                                 ===========================================================================

   December 31, 1998
 -----------------------------------------------
   U.S. government and governmental
    agencies and authorities.................               $13,568              $182              $(8)            $13,742
   Foreign governments.......................                 2,028                 8               --               2,036
   Public utilities..........................                67,710               546             (447)             67,809
   Corporate securities......................               365,569             4,578           (2,658)            367,489
   Other asset-backed securities.............                99,877               281           (1,046)             99,112
   Mortgage-backed securities................               191,020             1,147             (370)            191,797
                                                 ---------------------------------------------------------------------------
   Total.....................................              $739,772            $6,742          $(4,529)           $741,985
                                                 ===========================================================================

Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates fair value for these securities. At December 31, 1999, net unrealized investment loss on fixed maturities designated as available for sale totaled $22,731,000. Depreciation of $6,955,000 was included in stockholder's equity at December 31, 1999 (net of adjustments of $1,785,000 to VPIF, $10,246,000 to DPAC, and $3,745,000 to
deferred income taxes). At December 31, 1998, net unrealized investment gains on fixed maturities designated as available for sale totaled $2,213,000. Appreciation of $1,005,000 was included in stockholder's equity at December 31, 1998 (net of adjustments of $203,000 to VPIF, $455,000 to DPAC, and $550,000 to deferred income taxes).

At December 31, 1999, net unrealized appreciation on equity securities was comprised entirely of gross appreciation of $2,378,000. At December 31, 1998, net unrealized depreciation of equity securities was comprised entirely of gross depreciation of $2,923,000.

Amortized cost and estimated fair value of fixed maturities designated as available for sale, by contractual maturity, at December 31, 1999 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                       POST-MERGER
                                                                      ----------------------------------------------
                                                                                  Amortized               Estimated
December 31, 1999                                                                      Cost              Fair Value
--------------------------------------------------------------------------------------------------------------------
                                                                                  (DOLLARS IN THOUSANDS)

Due within one year..............................................                  $25,317                 $25,186
Due after one year through five years............................                  355,205                 344,998
Due after five years through ten years...........................                   83,004                  78,976
Due after ten years..............................................                    8,085                   7,530
                                                                      ----------------------------------------------
                                                                                   471,611                 456,690
Other asset-backed securities....................................                  207,044                 203,577
Mortgage-backed securities.......................................                  179,397                 175,054
                                                                      ----------------------------------------------
Total............................................................                 $858,052                $835,321
                                                                      ==============================================

An analysis of sales, maturities, and principal repayments of the Companies' fixed maturities portfolio follows:

                                                                             Gross          Gross         Proceeds
                                                          Amortized       Realized       Realized             from
                                                               Cost          Gains         Losses             Sale
----------------------------------------------------------------------------------------------------------------------
POST-MERGER:                                                              (DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31, 1999:
Scheduled principal repayments, calls, and
   tenders.........................................        $141,346          $216           $(174)        $141,388
Sales..............................................          80,472           141          (1,454)          79,159
                                                      ----------------------------------------------------------------
Total..............................................        $221,818          $357         $(1,628)        $220,547
                                                      ================================================================

FOR THE YEAR ENDED DECEMBER 31, 1998:
Scheduled principal repayments, calls, and tenders.        $102,504           $60             $(3)        $102,561
Sales..............................................          43,204           518          (1,030)          42,692
                                                      ----------------------------------------------------------------
Total..............................................        $145,708          $578         $(1,033)        $145,253
                                                      ================================================================

FOR THE PERIOD OCTOBER 25, 1997 THROUGH
   DECEMBER 31, 1997:
Scheduled principal repayments, calls, and
   tenders.........................................          $6,708            $2              --           $6,710
Sales..............................................           3,138            23              --            3,161
                                                      ----------------------------------------------------------------
Total..............................................          $9,846           $25              --           $9,871
                                                      ================================================================

POST-ACQUISITION:

FOR THE PERIOD JANUARY 1, 1997 THROUGH
   OCTOBER 24, 1997:
Scheduled principal repayments, calls, and
   tenders.........................................         $25,419            --              --          $25,419
Sales..............................................          14,052          $153             $(2)          14,203
                                                      ----------------------------------------------------------------
Total..............................................         $39,471          $153             $(2)         $39,622
                                                      ================================================================

INVESTMENT VALUATION ANALYSIS: The Companies analyze the investment portfolio at least quarterly in order to determine if the carrying value of any investment has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary.

During the fourth quarter of 1998, Golden American determined that the carrying value of two bonds exceeded their estimated net realizable value. As a result, at December 31, 1998, Golden American recognized a total pre-tax loss of $973,000 to reduce the carrying value of the bonds to their combined net realizable value of $2,919,000. During the second quarter of 1999, further information was received regarding these bonds and Golden American determined that the carrying value of the two bonds exceeded their estimated net realizable value. As a result, at June 30, 1999, Golden American recognized a total pre-tax loss of $1,639,000 to further reduce the carrying value of the bonds to their combined net realizable value of $1,137,000. During 1997, no investments were identified as having an other than temporary impairment.

INVESTMENTS ON DEPOSIT: At December 31, 1999 and 1998, affidavits of deposits covering bonds with a par value of $6,470,000 were on deposit with regulatory authorities pursuant to certain statutory requirements.

INVESTMENT DIVERSIFICATIONS: The Companies' investment policies related to the investment portfolio require diversification by asset type, company, and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at December 31, 1999 and December 31, 1998. Fixed maturities included investments in basic industrials (29% in 1999, 26% in 1998), conventional mortgage-backed securities (22% in 1999, 25% in 1998), financial companies (16% in 1999, 19% in 1998), and other asset-backed securities (19% in 1999, 11% in 1998). Mortgage loans on real estate have been analyzed by geographical location with concentrations by state identified as California (12% in 1999 and 1998), Utah (10% in 1999, 11% in
1998), and Georgia (9% in 1999, 10% in 1998). There are no other concentrations of mortgage loans on real estate in any state exceeding ten percent at December 31, 1999 and 1998. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in office buildings (34% in 1999, 36% in 1998), industrial buildings (33% in 1999, 32% in 1998), retail facilities (19% in 1999, 20% in 1998), and multi-family apartments (10% in 1999, 8% in 1998). Equity securities are not significant to the Companies' overall investment portfolio.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholder's equity at December 31, 1999.

4. COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. Total comprehensive income (loss) for the Companies includes $(452,000) for the year ended December 31, 1999 for First Golden ($1,015,000 for the year ended December 31, 1998 and $159,000, and $536,000, respectively, for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997). Other comprehensive income excludes net investment gains (losses) included in net income, which merely represent transfers from unrealized to realized gains and losses. These amounts total $(1,468,000) in 1999 and $(2,133,000) in 1998. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments to VPIF and DPAC totaling $(1,441,000) in 1999 and $705,000 in 1998.

5. FAIR VALUES OF FINANCIAL INSTRUMENTS

--------------------------------------------------------------------------------

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of estimated fair value of all financial instruments, including both assets and liabilities recognized and not recognized in a company's balance sheet, unless specifically exempted. SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires additional disclosures about derivative financial instruments. Most of the
Companies' investments, investment contracts, and debt fall within the standards' definition of a financial instrument. Fair values for the Companies' insurance contracts other than investment contracts are not required to be disclosed. In cases where quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accounting, actuarial, and regulatory bodies are continuing to study the methodologies to be used in developing fair value information, particularly as it relates to such things as liabilities for insurance contracts. Accordingly, care should be exercised in deriving conclusions about the Companies' business or financial condition based on the information presented herein.

The Companies closely monitor the composition and yield of invested assets, the duration and interest credited on insurance liabilities, and resulting interest spreads and timing of cash flows. These amounts are taken into consideration in the Companies' overall management of interest rate risk, which attempts to minimize exposure to changing interest rates through the matching of investment cash flows with amounts expected to be due under insurance contracts. These assumptions may not result in values consistent with those obtained through an actuarial appraisal of the Companies' business or values that might arise in a negotiated transaction.

The following compares carrying values as shown for financial reporting purposes with estimated fair values:

                                                                                    POST-MERGER
                                                         -------------------------------------------------------------------
December 31                                                             1999                              1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                Estimated                       Estimated
                                                              Carrying               Fair        Carrying            Fair
                                                                 Value              Value           Value           Value
                                                         -------------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)

ASSETS

   Fixed maturities, available for sale...............         $835,321           $835,321       $741,985        $741,985
   Equity securities..................................           17,330             17,330         11,514          11,514
   Mortgage loans on real estate......................          100,087             95,524         97,322          99,762
   Policy loans.......................................           14,157             14,157         11,772          11,772
   Short-term investments.............................           80,191             80,191         41,152          41,152
   Cash and cash equivalents..........................           14,380             14,380          6,679           6,679
   Separate account assets............................        7,562,717          7,562,717      3,396,114       3,396,114

LIABILITIES

   Annuity products...................................        1,017,105            953,546        869,009         827,597
   Surplus notes......................................          245,000            226,100         85,000          90,654
   Revolving note payable.............................            1,400              1,400             --              --
   Separate account liabilities.......................        7,562,717          7,562,717      3,396,114       3,396,114

The following methods and assumptions were used by the Companies in estimating fair values.

FIXED MATURITIES: Estimated fair values of conventional mortgage-backed securities not actively traded in a liquid market and publicly traded securities are estimated using a third party pricing process. This pricing process uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities.

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

SURPLUS NOTES: Estimated fair value of the Companies' surplus notes were based upon discounted future cash flows using a discount rate approximating the current market value.

REVOLVING NOTE PAYABLE: Carrying value reported in the Companies' historical cost basis balance sheet approximates estimated fair value for this instrument, as the agreement carries a variable interest rate provision.

SEPARATE ACCOUNT LIABILITIES: Separate account liabilities are reported at full account value in the Companies' historical cost balance sheet. Estimated fair values of separate account liabilities are equal to their carrying amount.

6. MERGER
--------------------------------------------------------------------------------

TRANSACTION: On October 23, 1997, Equitable's shareholders approved the Merger Agreement dated July 7, 1997 among Equitable, PFHI, and ING. On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable according to the Merger Agreement. PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owned all the outstanding capital stock of Equitable Life Insurance Company of Iowa ("Equitable Life") and Golden American and their wholly owned subsidiaries. In addition, Equitable owned all the outstanding capital stock of Locust Street Securities, Inc.
("LSSI"), Equitable Investment Services, Inc. (subsequently dissolved), DSI, Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II, and Equitable of Iowa Securities Network, Inc. (subsequently renamed ING Funds Distributor, Inc.). In exchange for the outstanding capital stock of Equitable, ING paid total consideration of approximately $2.1 billion in cash and stock and assumed approximately $400 million in debt. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"), a Delaware corporation. All costs of the merger, including expenses to terminate certain benefit plans, were paid by the Parent.

ACCOUNTING TREATMENT: The merger was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at October 24, 1997. The purchase price was allocated to EIC and its subsidiaries with $227,497,000 allocated to the Companies. Goodwill was established for the excess of the merger cost over the fair value of the net assets and attributed to EIC and its subsidiaries including Golden American and First Golden. The amount of goodwill allocated to the Companies relating to the merger was $151,127,000 at the merger date and is being amortized over 40 years on a straight-line basis. The carrying value of goodwill will be reviewed periodically for any indication of impairment in value. The Companies' DPAC, previous balance of VPIF, and unearned revenue reserve, as of the merger date, were eliminated and a new asset of $44,297,000 representing VPIF was established for all policies in force at the merger date.

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

An analysis of the VPIF asset follows:

                                                                                    POST-MERGER
                                                      ------------------------------------------------------------------------
                                                                                                               For the period
                                                                 For the year             For the year       October 25, 1997
                                                                        ended                    ended                through
                                                            December 31, 1999        December 31, 1998      December 31, 1997
                                                      ------------------------------------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)

   Beginning balance.............................                    $35,977                   $43,174                $44,297
                                                      ------------------------------------------------------------------------

   Imputed interest..............................                      2,373                     2,802                  1,004
   Amortization..................................                     (7,930)                   (7,753)                (1,952)
   Changes in assumptions of timing of
     gross profits...............................                       (681)                      227                     --
                                                      ------------------------------------------------------------------------
   Net amortization..............................                     (6,238)                   (4,724)                  (948)
   Adjustment for unrealized gains (losses)
     on available for sale securities............                      1,988                       (28)                  (175)
   Adjustment for other receivables and
     merger costs................................                         --                    (2,445)                    --
                                                      ------------------------------------------------------------------------
   Ending balance................................                    $31,727                   $35,977                $43,174
                                                      ========================================================================

Interest is imputed on the unamortized balance of VPIF at a rate of 7.33% for the year ended December 31, 1999, 7.38% for the year ended December 31, 1998, and 7.03% for the period October 25, 1997 through December 31, 1997. In 1999, VPIF was adjusted to increase amortization by $681,000 to reflect changes in the assumptions related to the timing of estimated gross profits. The amortization of VPIF, net of imputed interest, is charged to expense. VPIF decreased $2,664,000 during 1998 to adjust the value of other receivables and increased $219,000 in 1998 as a result of an adjustment to the merger costs. VPIF is adjusted for the unrealized gains (losses) on available for sale securities; such changes are included directly in stockholder's equity. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 1999 is $3,958,000 in 2000, $3,570,000 in 2001, $3,322,000 in
2002,  $2,807,000 in 2003, and $2,292,000 in 2004. Actual  amortization may vary based upon changes in assumptions and experience.

7. ACQUISITION
--------------------------------------------------------------------------------

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

ACCOUNTING TREATMENT: The acquisition was accounted for as a purchase resulting in a new basis of accounting, which reflected estimated fair values for assets and liabilities at August 13, 1996. The purchase price was allocated to the three companies purchased - BT Variable, DSI, and Golden American. The allocation of the purchase price to Golden American was approximately $139,872,000. Goodwill was established for the excess of the purchase price over the fair value of the net assets acquired and attributed to Golden American. The amount of goodwill relating to the acquisition was $41,113,000 and was amortized over 25 years on a straight-line basis until the October 24, 1997 merger with ING. Golden American's DPAC, previous balance of VPIF, and unearned revenue reserve, as of the acquisition date, were eliminated and an asset of $85,796,000 representing VPIF was established for all policies in force at the acquisition date.

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

An analysis of the VPIF asset follows:

                                                                                 POST-ACQUISITION
                                                                            ---------------------------
                                                                                        For the period
                                                                                       January 1, 1997
                                                                                               through
                                                                                      October 24, 1997
                                                                            ---------------------------
                                                                              (DOLLARS IN THOUSANDS)

             Beginning balance.........................................                        $83,051
                                                                            ---------------------------

             Imputed interest..........................................                          5,138
             Amortization..............................................                        (12,656)
             Changes in assumption of timing of gross profits..........                          2,293
                                                                            ---------------------------
             Net amortization..........................................                         (5,225)
             Adjustment for unrealized gains on available for sale
               securities..............................................                           (373)
                                                                            ---------------------------
             Ending balance............................................                        $77,453
                                                                            ===========================

Interest was imputed on the unamortized balance of VPIF at rates of 7.70% to 7.80% for the period January 1, 1997 through October 24, 1997. The amortization of VPIF, net of imputed interest, was charged to expense. VPIF was also adjusted for the unrealized gains on available for sale securities; such changes were included directly in stockholder's equity.

8. INCOME TAXES
--------------------------------------------------------------------------------

Golden American files a consolidated federal income tax return. Under the Internal Revenue Code, a newly acquired insurance company cannot file as part of the Parent's consolidated tax return for 5 years.

At December 31, 1999, the Companies have net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $161,799,000. Approximately $5,094,000, $3,354,000, $53,310,000, and $100,041,000 of these NOL carryforwards are available to offset future taxable income of the Companies through the years 2011, 2012, 2013, and 2014, respectively.

INCOME TAX EXPENSE (BENEFIT)
Income tax expense (benefit) included in the consolidated financial statements follows:

                                                                        POST-MERGER                        | POST-ACQUISITION
                                                  ---------------------------------------------------------|-------------------
                                                                                            For the period |   For the period
                                                                                               October 25, |       January 1,
                                                       For the year      For the year                 1997 |             1997
                                                              ended             ended              through |          through
                                                       December 31,      December 31,         December 31, |      October 24,
                                                               1999              1998                 1997 |             1997
                                                  ---------------------------------------------------------|-------------------
                                                                             (DOLLARS IN THOUSANDS)        |
                                                                                                           |
   Current...................................                    --                 --                 --  |              $12
   Deferred..................................                $8,523             $5,279               $146  |           (1,349)
                                                  ---------------------------------------------------------|-------------------
                                                             $8,523             $5,279               $146  |          $(1,337)
                                                  =============================================================================

The effective tax rate on income (loss) before income taxes is different from the prevailing federal income tax rate. A reconciliation of this difference follows:

                                                                           POST-MERGER                     | POST-ACQUISITION
                                                       ----------------------------------------------------|------------------
                                                                                           For the period  |  For the period
                                                                                              October 25,  |      January 1,
                                                          For the year      For the year             1997  |            1997
                                                                 ended             ended          through  |         through
                                                          December 31,      December 31,     December 31,  |     October 24,
                                                                  1999              1998             1997  |            1997
                                                       ----------------------------------------------------|------------------
                                                                               (DOLLARS IN THOUSANDS)      |
                                                                                                           |
   Income (loss) before income taxes...............            $19,737           $10,353            $(279) |            $(608)
                                                       ====================================================|==================
                                                                                                           |
   Income tax (benefit) at federal statutory                                                               |
     rate..........................................             $6,908            $3,624             $(98) |            $(213)
   Tax effect (decrease) of:                                                                               |
     Goodwill amortization.........................              1,322             1,322              220  |               --
     Compensatory stock option and restricted                                                              |
       stock expense...............................                 --                --               --  |           (1,011)
     Meals and entertainment.......................                199               157               23  |               53
     Other items...................................                 94               176                1  |             (166)
                                                       ----------------------------------------------------|------------------
   Income tax expense (benefit)....................             $8,523            $5,279             $146  |          $(1,337)
                                                       =======================================================================

DEFERRED INCOME TAXES
The tax effect of temporary differences giving rise to the Companies' deferred income tax assets and liabilities at December 31, 1999 and 1998 follows:

                                                                                            POST-MERGER
                                                                           ---------------------------------------------
  December 31                                                                       1999                   1998
  ----------------------------------------------------------------------------------------------------------------------
                                                                                       (DOLLARS IN THOUSANDS)

  Deferred tax assets:
     Net unrealized depreciation of securities
       at fair value...................................................                      --            $1,023
     Net unrealized depreciation of available for sale fixed
       maturities......................................................                  $3,745                --
     Future policy benefitS............................................                 133,494            66,273
     Goodwill..........................................................                  16,323            16,323
     Net operating loss carryforwards..................................                  56,630            17,821
     Other.............................................................                   1,333             1,272
                                                                           ---------------------------------------------
                                                                                        211,525           102,712
  Deferred tax liabilities:
    Net unrealized appreciation of securities
       at fair value...................................................                    (832)               --
     Net unrealized appreciation of available for sale fixed
       maturities......................................................                      --              (332)
     Fixed maturity securities.........................................                 (17,774)           (1,034)
     Deferred policy acquisition costs.................................                (154,706)          (55,520)
     Mortgage loans on real estate.....................................                    (715)             (845)
     Value of purchased insurance in force.............................                 (10,462)          (12,592)
     Other.............................................................                  (1,348)             (912)
                                                                           ---------------------------------------------
                                                                                       (185,837)          (71,235)
                                                                           ---------------------------------------------
  Valuation allowance..................................................                  (3,745)               --
                                                                           ---------------------------------------------
  Deferred income tax asset............................................                 $21,943           $31,477
                                                                           =============================================

At December 31, 1999, the Company reported, for financial statement purposes, unrealized losses on certain investments which have not been recognized for tax purposes. The Companies have established a valuation allowance against the deferred income tax assets associated with unrealized depreciation on fixed maturities available for sale as the Companies are uncertain as to whether their capital losses, if ever realized, could be utilized to offset future capital gains.

9. RETIREMENT PLANS AND EMPLOYEE STOCK COMPENSATION
--------------------------------------------------------------------------------

DEFINED BENEFIT PLANS

In 1999 and 1998, the Companies were allocated their share of the pension liability associated with their employees. The Companies' employees are covered by the employee retirement plan of an affiliate, Equitable Life. Further, Equitable Life sponsors a defined contribution plan that is qualified under Internal Revenue Code Section 401(k).

The following tables summarize the benefit obligations and the funded status for pension benefits over the two-year period ended December 31, 1999:

                                                                                    1999                    1998
                                                                           ------------------------------------------------
                                                                                       (DOLLARS IN THOUSANDS)

    Change in benefit obligation:
      Benefit obligation at January 1..................................             $4,454                    $956
      Service cost.....................................................              1,500                   1,138
      Interest cost....................................................                323                      97
      Actuarial (gain) loss............................................             (2,056)                  2,266
      Benefit payments.................................................                 --                      (3)
                                                                           ------------------------------------------------
      Benefit obligation at December 31................................             $4,221                  $4,454
                                                                           ================================================

    Funded status:
      Funded status at December 31.....................................            $(4,221)                $(4,454)
      Unrecognized net loss............................................                210                   2,266
                                                                           ------------------------------------------------
      Net amount recognized............................................            $(4,011)                $(2,188)
                                                                           ================================================

The Companies' plan assets were held by Equitable Life, an affiliate. During 1998, the Equitable Life Employee Pension Plan began investing in an undivided interest of the ING-NA Master Trust (the "Master Trust"). Boston Safe Deposit and Trust Company holds the Master Trust's investment assets.

The weighted-average assumptions used in the measurement of the Companies' benefit obligation follows:

    December 31                              1999                    1998
--------------------------------------------------------------------------------

    Discount rate....................       8.00%                   6.75%
    Expected return on plan assets...       9.25                    9.50
    Rate of compensation increase....       5.00                    4.00

The following table provides the net periodic benefit cost for the fiscal years 1999, 1998, and 1997:

                                                                     POST-MERGER                       |  POST-ACQUISITION
                                                -------------------------------------------------------|-----------------------
                                                    For the year     For the year     For the period   |    For the period
                                                           ended            ended   October 25, 1997   |   January 1, 1997
                                                    December 31,     December 31,            through   |           through
                                                            1999             1998  December 31, 1997   |  October 24, 1997
                                                -------------------------------------------------------|-----------------------
                                                                            (DOLLARS IN THOUSANDS)     |
                                                                                                       |
    Service cost...............................           $1,500           $1,138               $114   |              $568
    Interest cost..............................              323               97                 10   |                15
    Amortization of net loss...................               --               --                 --   |                 1
                                                -------------------------------------------------------|-----------------------
    Net periodic benefit cost..................           $1,823           $1,235               $124   |              $584
                                                ===============================================================================

There were no gains or losses resulting from curtailments or settlements during 1999, 1998, or 1997.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4,221,000, $2,488,000, and $0, respectively, as of December 31, 1999 and $4,454,000, $3,142,000, and $0, respectively, as of December 31,
1998.

During 1997, ING approved the 1997 Phantom Plan for certain key employees. The Phantom Plan is similar to a standard stock option plan; however, the phantom share option entitles the holder to a cash benefit in Dutch Guilders linked to the rise in value of ING ordinary shares on the Amsterdam Stock Exchange. The plan participants are entitled to any appreciation in the value of ING ordinary shares over the Phantom Plan option price (strike price) of 53.85 Euros for options issued on July 1, 1999, 140.40 Dutch Guilders for options issued on May 26, 1998, and 85.10 Dutch Guilders for options issued on May 23, 1997, not the ordinary shares themselves.

Options are granted at fair value on the date of grant. Options in the Phantom Plan are subject to forfeiture to ING should the individuals terminate their relationship with ING before the three-year initial retention period has elapsed. All options expire five years from the date of grant.

On July 1, 1999, ING issued 34,750 options to employees of Golden American related to this plan at a strike price of 53.85 Euros.

On May 26, 1998, ING issued 42,400 options related to this plan at a strike price of 140.40 Dutch Guilders. Since the strike price at December 31, 1998 was higher than the ING share price, there was no compensation expense related to these options in 1998.

On May 23, 1997, ING issued 3,500 options related to this plan at a strike price of 85.10 Dutch Guilders. Since the strike price was lower than the ING share price at December 31, 1998, Golden American incurred $46,000 of compensation expense related to these options during 1998.

No expense was recognized in 1999 related to the above options. As of December 31, 1999, 58,250 options remain outstanding.

10. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

OPERATING AGREEMENTS: DSI, an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Companies. DSI is authorized to enter into agreements with broker/dealers to distribute the Companies' variable insurance products and appoint representatives of the broker/dealers as agents. For the years ended December 31, 1999 and 1998 and for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, the Companies paid commissions to DSI totaling $181,536,000, $117,470,000, $9,931,000, and $26,419,000,
respectively.

Golden American provides certain managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the years ended December 31, 1999 and 1998 and for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, the fee was $10,136,000, $4,771,000,
$508,000, and $2,262,000, respectively.

Effective January 1, 1998, the Companies have an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Companies record a fee based on the value of the assets under management. The fee is payable quarterly. For the years ended December 31, 1999 and 1998, the Companies incurred fees of $2,227,000 and $1,504,000, respectively, under this agreement.

Prior to 1998, the Companies had a service  agreement with Equitable  Investment
Services, Inc. ("EISI"), an affiliate, in which EISI provided investment management services. Payments for these services totaled $200,000 and $768,000 for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, respectively.

Golden American has a guaranty agreement with Equitable Life, an affiliate. In consideration of an annual fee, payable June 30, Equitable Life guarantees to Golden American that it will make funds available, if needed, to Golden American to pay the contractual claims made under the provisions of Golden American's life insurance and annuity contracts. The agreement is not, and nothing contained therein or done pursuant thereto by Equitable Life shall be deemed to constitute, a direct or indirect guaranty by Equitable Life of the payment of any debt or other obligation, indebtedness, or liability, of any kind or character whatsoever, of Golden American. The agreement does not guarantee the value of the underlying assets held in separate accounts in which funds of variable life insurance and variable annuity policies have been invested. The calculation of the annual fee is based on risk based capital. As Golden American's risk based capital level was above required amounts, no annual fee was payable in 1999 or in 1998.

Golden American provides certain advisory, computer, and other resources and services to Equitable Life. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $6,107,000 and $5,833,000 for the years ended December 31, 1999 and 1998, respectively ($1,338,000 and $2,992,000 for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, respectively).

The Companies have a service agreement with Equitable Life in which Equitable Life provides administrative and financial related services. Under this agreement, the Companies incurred expenses of $1,251,000 and $1,058,000 for the years ended December 31, 1999 and 1998, respectively ($13,000 and $16,000 for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, respectively).

First Golden provides resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Companies, totaled $387,000 in 1999 and $75,000 in 1998.

Golden American provides resources and services to ING Mutual Funds Management Co., LLC, an affiliate. Revenues for these services, which reduce general expenses incurred by Golden American, totaled $244,000 in 1999.

Golden American provides resources and services to United Life & Annuity Insurance Company, an affiliate. Revenues for these services, which reduce general expenses incurred by Golden American, totaled $460,000 in 1999.

The Companies provide resources and services to Security Life of Denver Insurance Company, an affiliate. Revenues for these services, which reduce general expenses incurred by the Companies, totaled $216,000 in 1999.

The  Companies  provide  resources  and  services to  Southland  Life  Insurance
Company, an affiliate. Revenues for these services, which reduce general expenses incurred by the Companies, totaled $103,000 in 1999.

In 1999, 1998, and 1997, the Companies received 10.0%, 9.6%, and 5.1% of total premiums, net of reinsurance, for variable products sold through five affiliates as noted in the following table:

                                                                     POST-MERGER                        | POST-ACQUISITION
                                                --------------------------------------------------------|----------------------
                                                                                                        |
                                                   For the year      For the year      For the period   |     For the period
                                                          ended             ended    October 25, 1997   |    January 1, 1997
                                                   December 31,      December 31,             through   |            through
                                                           1999              1998   December 31, 1997   |   October 24, 1997
                                                --------------------------------------------------------|----------------------
                                                                             (DOLLARS IN MILLIONS)      |
                                                                                                        |
   LSSI......................................             $168.5           $122.9               $9.3    |              $16.9
   Vestax Securities Corporation.............               88.1             44.9                1.9    |                1.2
   DSI.......................................                2.5             13.6                2.1    |                0.4
   Multi-Financial Securities Corporation....               44.1             13.4                 --    |                 --
   IFG Network Securities, Inc...............               25.8              3.7                 --    |                 --
                                                --------------------------------------------------------|----------------------
   Total.....................................             $329.0           $198.5              $13.3    |              $18.5
                                                ===============================================================================

RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998 and expires December 31, 2007, Golden American and ING AIH can borrow up to $65,000,000 from one another. Prior to lending funds to ING AIH, Golden American must obtain the approval from the Department of Insurance of the State of Delaware. Interest on any Golden American borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, Golden American incurred interest expense of $815,000 in 1999 and $1,765,000 in 1998. At December 31, 1999 and 1998, Golden American did not have any borrowings or receivables from ING AIH under this agreement.

LINE OF CREDIT: Golden American maintained a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective December 1, 1996 and expired December 31, 1997, Golden American could borrow up to $25,000,000. Interest on any borrowings was charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. Under this agreement, Golden American incurred interest expense of $211,000 for the year ended December 31, 1998 ($213,000 for the period October 25, 1997 through December 31, 1997 and $362,000 for the period January 1, 1997 through October 24, 1997). The outstanding balance was paid by a capital contribution and with funds borrowed from ING AIH.

SURPLUS NOTES:  On December 30, 1999,  Golden  American issued an 8.179% surplus note in the amount of $50,000,000 to Equitable Life. The note matures on December 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred no interest in 1999.

On December 8, 1999, Golden American issued a 7.979% surplus note in the amount of $35,000,000 to First Columbine Life Insurance Company ("First Columbine"), an affiliate. The note matures on December 7, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American paid no interest in 1999.

On September 30, 1999, Golden American issued a 7.75% surplus note in the amount of $75,000,000 to ING AIH. The note matures on September 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,469,000 in 1999. On December 30, 1999, ING AIH assigned the note to Equitable Life.

On December 30, 1998, Golden American issued a 7.25% surplus note in the amount of $60,000,000 to Equitable Life. The note matures on December 29, 2028. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $4,350,000 in 1999. Golden American incurred no interest in 1998.

On December 17, 1996, Golden American issued an 8.25% surplus note in the amount of $25,000,000 to Equitable. The note matures on December 17, 2026. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made is subject to the prior approval of the Delaware Insurance Commissioner. Golden American incurred interest totaling $2,063,000 in 1999, unchanged from 1998 ($344,000 and $1,720,000 for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, respectively). On December 17, 1996, Golden American contributed the $25,000,000 to First Golden acquiring 200,000 shares of common stock (100% of outstanding stock).

STOCKHOLDER'S EQUITY: During 1999 and 1998, Golden American received capital contributions from its Parent of $121,000,000 and $122,500,000, respectively.

11. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

REINSURANCE: At December 31, 1999, the Companies had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. Golden American remains liable to the extent reinsurers do not meet their obligations under the reinsurance agreements. Reinsurance ceded in force for life mortality risks were $119,575,000 and $111,552,000 at December 31, 1999 and 1998, respectively. At
December 31, 1999 and 1998, the Companies have a net receivable of $14,834,000 and $7,586,000, respectively, for reserve credits, reinsurance claims, or other receivables from these reinsurers comprised of $493,000 and $439,000, respectively, for claims recoverable from reinsurers, $1,201,000 and $543,000, respectively, for a payable for reinsurance premiums, and $15,542,000 and $7,690,000, respectively, for a receivable from an unaffiliated reinsurer. Included in the accompanying financial statements are net considerations to reinsurers of $9,883,000, $4,797,000, $326,000, and $1,871,000 and net policy benefits recoveries of $3,059,000,  $2,170,000, $461,000, and $1,021,000 for the
years ended December 31, 1999 and 1998 and for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, respectively.

Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty which increased income by $1,729,000, $1,022,000, $265,000, and $335,000 for the years ended December 31,
1999 and 1998 and for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, respectively.

The reinsurance treaties that covered the nonstandard minimum guaranteed death benefits for new business have been terminated for business issued after December 31, 1999. The Companies are currently pursuing alternative reinsurance arrangements for new business issued after December 31, 1999. There can be no assurance that such alternative arrangements will be available. The reinsurance covering business in force at December 31, 1999 will continue to apply in the future.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Companies by life and health guaranty associations in most states in which the Companies are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Companies cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums as well as its potential for premium tax offset. The Companies have established an undiscounted reserve to cover such assessments, review information regarding known failures, and revise estimates of future guaranty fund assessments. Accordingly, the Companies accrued and charged to expense an additional $3,000 and $1,123,000 for the years ended December 31, 1999 and 1998, respectively, $141,000 for the period October 25, 1997 through December 31, 1997 and $446,000 for the period January 1, 1997 through October 24, 1997. At December 31, 1999 and 1998, the Companies have an undiscounted reserve of $2,444,000 and $2,446,000, respectively, to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $618,000 and $586,000, respectively, for assessments paid which may be recoverable through future premium tax offsets. The Companies believe this reserve is sufficient to cover expected future guaranty fund assessments based upon previous premiums and known insolvencies at this time.

LITIGATION: The Companies, like other insurance companies, may be named or otherwise involved in lawsuits, including class action lawsuits and arbitrations. In some class action and other lawsuits involving insurers, substantial damages have been sought and/or material settlement or award payments have been made. The Companies currently believe no pending or threatened lawsuits or actions exist that are reasonably likely to have a material adverse impact on the Companies.

VULNERABILITY FROM CONCENTRATIONS: The Companies have various concentrations in the investment portfolio (see Note 3 for further information). The Companies' asset growth, net investment income, and cash flow are primarily generated from the sale of variable insurance products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could cause a severe impact to the Companies' financial condition. Two broker/dealers, each having at least ten percent of total sales, generated 28% of the Companies' sales in 1999 (26% and 53% by two broker/dealers during 1998 and 1997, respectively). The Premium Plus product generated 79% of the Companies' sales during 1999 (63% during 1998 and 11% during 1997).

LEASES: The Companies lease their home office space, certain other equipment, and capitalized computer software under operating leases which expire through 2018. During the years ended December 31, 1999 and 1998 and for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, rent expense totaled $2,273,000, $1,241,000, $39,000, and $331,000, respectively. At December 31, 1999, minimum rental payments due under all non-cancelable operating leases with initial terms of one year or more are: 2000
- $3,596,000;  2001 - $3,403,000;  2002 - $2,859,000;  2003 - $2,486,000; 2004 -
$2,419,000, and 2005 and thereafter - $42,852,000.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Companies established a revolving note payable effective July 27, 1998 and expiring July 31, 1999 with SunTrust Bank, Atlanta (the "Bank"). The note was approved by the Boards of Directors of Golden American and First Golden on August 5, 1998 and September 29, 1998, respectively. As of July 31, 1999, the SunTrust Bank, Atlanta revolving note facility was extended to July 31, 2000. The total amount the Companies may have outstanding is $85,000,000, of which Golden American and First Golden have individual credit sublimits of $75,000,000 and $10,000,000, respectively. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or
(2) a rate quoted by the Bank to the Companies for the advance. The terms of the agreement require the Companies to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. During the years ended December 31, 1999 and 1998, the Companies incurred interest expense of $198,000 and $352,000, respectively.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) Financial statements and schedules

The  following   consolidated  financial  statements  of  Golden  American  Life
Insurance Company are included in Item 8:

                                                                                                                     PAGE
                                                                                                                     ----
Balance Sheets - December 31, 1999 and 1998............................................................................15
Statements of Operations - For the years ended December 31, 1999 and 1998 and for the periods
  October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997............................. 17
Statements  of Changes in  Stockholder's  Equity - For the years ended December 31, 1999 and 1998 and for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through
  October 24, 1997.....................................................................................................18
Statements of Cash Flows - For the years ended December 31, 1999 and 1998 and for the periods
   October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997.............................19
Notes to Financial Statements..........................................................................................21

The following consolidated financial statement schedules of Golden American Life
Insurance Company are included in Item 14(d):

                                                                                                                     PAGE
                                                                                                                     ----
Schedule I - Summary of investments - other than investments in related parties........................................42
Schedule III - Supplementary insurance information.....................................................................43
Schedule IV - Reinsurance..............................................................................................44

All other schedules listed in Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3), and (c) Exhibits

Exhibits filed are listed in the attached exhibit index.

(b) No reports on Form 8-K were filed for the quarter ended December 31, 1999.

ITEM 14(D). SCHEDULES.

                                                             SCHEDULE I
                                                       SUMMARY OF INVESTMENTS
                                              OTHER THAN INVESTMENTS IN RELATED PARTIES
                                                       (DOLLARS IN THOUSANDS)

                                                                                                                     BALANCE
                                                                                                                       SHEET
   DECEMBER 31, 1999                                                                    COST 1         VALUE          AMOUNT
------------------------------------------------------------------------------------------------------------------------------
   TYPE OF INVESTMENT
   Fixed maturities, available for sale:
    Bonds:
      United States government and governmental agencies and authorities....            $21,363       $21,103          $21,103
      Public utilities......................................................             53,754        51,315           51,315
      Corporate securities..................................................            396,494       384,272          384,272
      Other asset-backed securities.........................................            207,044       203,577          203,577
      Mortgage-backed securities............................................            179,397       175,054          175,054
                                                                                  --------------------------------------------
      Total fixed maturities, available for sale............................            858,052       835,321          835,321

   Equity securities:
      Common stocks: industrial, miscellaneous, and all other...............             14,952        17,330           17,330

   Mortgage loans on real estate............................................            100,087                        100,087
   Policy loans.............................................................             14,157                         14,157
   Short-term investments...................................................             80,191                         80,191
                                                                                  ---------------                -------------
   Total investments........................................................         $1,067,439                     $1,047,086
                                                                                  ===============                =============

[FN]
Note 1: Cost is defined as original cost for common stocks, amortized cost for bonds and short-term investments, and unpaid principal for policy loans and mortgage loans on real estate, adjusted for amortization of premiums and accrual of discounts.


                                                            SCHEDULE III
                                                 SUPPLEMENTARY INSURANCE INFORMATION
                                                       (DOLLARS IN THOUSANDS)

COLUMN A        COLUMN B     COLUMN C     COLUMN D    COLUMN E   COLUMN F   COLUMN G    COLUMN H    COLUMN I   COLUMN J   COLUMN K
------------------------------------------------------------------------------------------------------------------------------------
                                 FUTURE
                                 POLICY                                                             AMORTIZA-
                              BENEFITS,                   OTHER                           BENEFITS    TION OF
                                LOSSES,                  POLICY                            CLAIMS,   DEFERRED
                 DEFERRED        CLAIMS                  CLAIMS  INSURANCE                  LOSSES     POLICY
                   POLICY           AND    UNEARNED         AND   PREMIUMS        NET          AND     ACQUI-     OTHER
              ACQUISITION          LOSS     REVENUE    BENEFITS        AND INVESTMENT   SETTLEMENT     SITION  OPERATING   PREMIUMS
SEGMENT             COSTS      EXPENSES     RESERVE     PAYABLE    CHARGES     INCOME     EXPENSES      COSTS  EXPENSES*    WRITTEN
------------------------------------------------------------------------------------------------------------------------------------
                                                             POST-MERGER
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999:

Life insurance  $528,957    $1,033,701      $6,300         $8      $82,935     $59,169  $182,221      $33,119   $(83,827)         --

YEAR ENDED DECEMBER 31, 1998:

Life insurance   204,979       881,112       3,840         --       39,119      42,485    96,968        5,148    (26,406)         --

PERIOD OCTOBER 25, 1997 THROUGH
  DECEMBER 31, 1997:

Life insurance    12,752       505,304       1,189         10        3,834       5,127     7,413          892       1,137         --

                                                          POST-ACQUISITION
------------------------------------------------------------------------------------------------------------------------------------
PERIOD JANUARY 1, 1997 THROUGH
  OCTOBER 24, 1997:

Life insurance       N/A           N/A         N/A        N/A       18,288      21,656    19,401        1,674      20,234         --

[FN]
* This includes policy acquisition costs deferred for first year commissions and interest bonuses, premium credit, and other expenses related to the production of new business. The costs related to first year interest bonuses and the premium credit are included in benefits claims, losses, and settlement expenses.


                                                             SCHEDULE IV
                                                             REINSURANCE

COLUMN A                                              COLUMN B        COLUMN C         COLUMN D        COLUMN E        COLUMN F
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     PERCENTAGE
                                                                      CEDED TO          ASSUMED                       OF AMOUNT
                                                         GROSS           OTHER       FROM OTHER             NET         ASSUMED
                                                        AMOUNT       COMPANIES        COMPANIES          AMOUNT          TO NET
--------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1999:
    Life insurance in force.................     $225,000,000    $119,575,000              --     $105,425,000              --
                                                ================================================================================

AT DECEMBER 31, 1998:
    Life insurance in force.................     $181,456,000    $111,552,000              --      $69,904,000              --
                                                ================================================================================

AT DECEMBER 31, 1997:
    Life insurance in force.................     $149,842,000     $96,686,000              --      $53,156,000              --
                                                ================================================================================


Pursuant to the requirements of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY
                                                            (Registrant)

DATE: MARCH 29, 2000                                                                              BY /s/ Barnett Chernow
                                                                                                     --------------------------
                                                                                                       Barnett Chernow
                                                                                                       President and Director

Pursuant to the requirements of the Securities  Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURES                                         TITLE
         -----------------------------------           ----------------------------------------------|
                                                                                                     |
         /s/ Barnett Chernow                           President and Director                        |
         -----------------------------------                                                         |
         Barnett Chernow                                                                             |
         (principal executive officer)                                                               |
                                                                                                     |
         /s/ E. Robert Koster                          Senior Vice President and Chief               |
         -----------------------------------           Financial Officer                             |
         E. Robert Koster                                                                            |
         (principal financial officer)                                                               |
                                                                                                     |
         /s/ Myles R. Tashman                          Executive Vice President, General             |
         -----------------------------------           Counsel, Secretary and Director               |
         Myles R. Tashman                                                                            |
                                                                                                     |-- March 29, 2000
         /s/ Cheryl L. Harding                         Assistant Vice President and                  |
         -----------------------------------           Chief Accounting Officer                      |
         Cheryl L. Harding                                                                           |
         (principal accounting officer)                                                              |
                                                                                                     |
                                                                                                     |
         /s/ Michael W. Cunningham                                                                   |
         -----------------------------------           Director                                      |
         Michael W. Cunningham                                                                       |
                                                                                                     |
                                                                                                     |
         /s/ Phillip R. Lowrey                                                                       |
         -----------------------------------           Director                                      |
         Phillip R. Lowrey                                                                           |
                                                                                                     |
                                                                                             --------|




                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 1999
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------

2        PLAN OF ACQUISITION
           (a)     Stock Purchase Agreement dated as of May 3, 1996, between Equitable of Iowa
                   Companies ("Equitable") and Whitewood Properties Corp. (incorporated by
                   reference from Exhibit 2 in Equitable's Form 8-K filed August 28, 1996)..............................     __

           (b)     Agreement and Plan of Merger dated as of July 7, 1997, among ING Groep N.V.,
                   PFHI Holdings, Inc., and Equitable (incorporated by reference from Exhibit 2 in
                   Equitable's Form 8-K filed July 11, 1997)............................................................     __

3        ARTICLES OF INCORPORATION AND BY-LAWS
           (a)     Articles of Incorporation of Golden American Life Insurance Company ("Registrant"
                   or "Golden American") (incorporated by reference from Exhibit 3(a) to Amendment
                   No. 9 to Registrant's Registration Statement on Form S-1 filed with the Securities
                   and Exchange Commission (the "SEC") on February 17, 1998 (File No. 33-87272))........................     __

           (b)(i)  By-laws of Golden American (incorporated by reference from Exhibit 3(b)(i)
                   to Amendment No. 9 to Registrant's Registration Statement on Form S-1
                   filed with the SEC on February 17, 1998 (File No. 33-87272)).........................................     __

              (ii) By-laws of Golden American, as amended (incorporated by reference from
                   Exhibit 3(b)(ii) to Amendment No. 9 to the Registrant's Registration
                   Statement on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272))...................     __

              (iii)Certificate  of Amendment of the By-laws of MB Variable  Life Insurance Company,
                   as amended (incorporated by reference from Exhibit   3(b)(iii)  to  Amendment
                   No.  9  to   Registrant's Registration Statement on Form S-1 filed with the SEC
                   on February 17, 1998 (File No. 33-87272))............................................................     __

              (iv) By-laws of Golden American, as amended (12/21/93) (incorporated by reference from Exhibit 3(b)(iv) to Amendment No. 9 to Registrant's Registration Statement
                   on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272)).............................     __

4         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
           (a)     Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 5 of Registrant's Registration
                   Statement on Form S-1 filed with the SEC on or about April 23, 1999
                   (File No. 333-51353))................................................................................     __

           (b)     Discretionary Group Deferred Combination Variable Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 5 of Registrant's Registration
                   Statement on Form S-1 filed with the SEC on or about April 23, 1999
                   (File No. 333-51353))................................................................................     __


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 1999
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------

          (c)      Individual Deferred Variable Annuity Contract (incorporated by reference from
                   Exhibit 4(c) to Amendment No. 5 of Registrant's Registration Statement on
                   Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-51353)).......................     __

          (d)      Individual Deferred Combination Variable and Fixed Annuity Application
                   (incorporated by reference from Exhibit 4(g) to Amendment No. 6 of Registrant's
                   Registration Statement on Form S-1 filed with the SEC on or about December 3, 1999
                   (File No. 333-51353))................................................................................     __

          (e)      Group Deferred Combination Variable and Fixed Annuity Enrollment Form
                   (incorporated by reference from Exhibit 4(h) to Amendment No. 6 of Registrant's
                   Registration Statement on Form S-1 filed with the SEC on or about December 3, 1999
                   (File No. 333-51353))................................................................................     __

          (f)      Individual Deferred Variable Annuity Application (incorporated by reference from Exhibit 4(i) to Amendment No. 6 of Registrant's Registration Statement
                   on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-51353))....................     __

          (g)      Minimum Guaranteed Accumulation Benefit Rider (incorporated by reference from
                   Exhibit 4(i) to Amendment No. 6 to a Registration Statement for Golden American on
                   Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-28765)).......................     __

          (h)      Minimum Guaranteed Income Benefit Rider (incorporated by reference from
                   Exhibit 4(j) to Amendment No. 6 to a Registration Statement for Golden American
                   on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-28765))....................     __

          (i)      Minimum Guaranteed Withdrawal Benefit Rider (incorporated by reference from
                   Exhibit 4(k) to Amendment No. 6 to a Registration Statement for Golden American
                   on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-28765))....................     __

          (j)      Death Benefit Endorsement Number 1 describing the 7% Solution Enhanced  Death
                   Benefit (incorporated  by  reference  from Exhibit 4(l) to Amendment No. 6 to a
                   Registration  Statement for Golden American on Form S-1 filed with the SEC on or
                   about December 3, 1999 (File No. 333-28765)).........................................................     __

          (k)      Death Benefit Endorsement Number 2 describing the Annual Ratchet Enhanced
                   Death Benefit (incorporated by reference from Exhibit 4(m) to Amendment No. 6 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or
                   about December 3, 1999 (File No. 333-28765)).........................................................     __

          (l)      Death Benefit Endorsement Number 1 describing the Standard Death Benefit
                   (incorporated by reference from Exhibit 4(n) to Amendment No. 6 to a Registration
                   Statement for Golden American on Form S-1 filed with the SEC on or about
                   December 3, 1999 (File No. 333-28765))...............................................................     __

          (m)      Death Benefit Endorsement Number 1 describing the Max 7 Enhanced Death Benefit
                   (incorporated by reference from Exhibit 4(o) to Amendment No. 6 to a Registration
                   Statement for Golden American on Form S-1 filed with the SEC on or about
                   December 3, 1999 (File No. 333-28765))...............................................................     __



                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 1999
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------

          (n)      Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 6 to Registrant's Registration
                   Statement filed with the SEC on or about December 3, 1999 (File No. 333-28765))......................     __

          (o)      Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable
                   and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment
                   No. 6 to Registrant's Registration Statement filed with the SEC on or about December 3,
                   1999 (File No. 333-28765))...........................................................................     __

          (p)      Individual Deferred Variable Annuity Contract (incorporated by reference from
                   Exhibit 4(c) to Amendment No. 6 to Registrant's Registration Statement filed with
                   the SEC on or about December 3, 1999 (File No. 333-28765))...........................................     __

          (q)      Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement for Golden American filed with the SEC
                   on or about April 23, 1999 (File No. 333-76941)).....................................................     __

          (r)      Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable
                   and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to a Registration
                   Statement for Golden American filed with the SEC on or about April 23, 1999
                   (File No. 333-76941))................................................................................     __

          (s)      Individual Deferred Variable Annuity Contract (incorporated by reference from
                   Exhibit 4(c) to a Registration Statement for Golden American filed with the SEC
                   on or about April 23, 1999 (File No. 333-76941)).....................................................     __

          (t)      Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement for Golden American filed with the SEC
                   on or about April 23, 1999 (File No. 333-76945)).....................................................     __

          (u)      Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable
                   and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to a
                   Registration Statement for Golden American filed with the SEC on or about April 23,
                   1999 (File No. 333-76945))...........................................................................     __

          (v)      Individual Deferred Variable Annuity Contract (incorporated by reference from
                   Exhibit 4(c) to a Registration Statement for Golden American filed with the SEC
                   on or about April 23, 1999 (File No. 333-76945)).....................................................     __

          (w)      Schedule Page to the Premium Plus Contract featuring the Galaxy VIP Fund
                   (incorporated by reference from Exhibit 4(i) to a Registration Statement for Golden
                   American on Form S-1 filed with the SEC on or about September 24, 1999
                   (File No. 333-76945))................................................................................     __

          (x)      Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 3 to Registrant's Registration Statement filed
                   with the SEC on or about April 23, 1999 (File No. 333-66745))........................................     __





                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 1999
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------

          (y)      Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable
                   and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to
                   Amendment No. 3 to Registrant's Registration Statement filed with the SEC on or
                   about April 23, 1999 (File No. 333-66745))...........................................................     __

          (z)      Individual Deferred Variable Annuity Contract (incorporated by reference from
                   Exhibit 4(c) to Amendment No. 3 to Registrant's Registration Statement filed with
                   the SEC on or about April 23, 1999 (File No. 333-66745)).............................................     __

10        MATERIAL CONTRACTS
          (a)      Administrative Services Agreement, dated as of January 1, 1997, between Golden
                   American and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(a) to a Registration Statement for Golden American on Form S-1 filed
                   with the SEC on April 29, 1998 (File No. 333-51353)).................................................     __

          (b)      Service Agreement, dated as of January 1, 1994, between Golden American and Directed
                   Services, Inc. (incorporated by reference from Exhibit 10(b) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998
                   (File No. 333-51353))................................................................................     __

          (c)      Service Agreement, dated as of January 1, 1997, between Golden American and
                   Equitable Investment Services, Inc. (incorporated by reference from Exhibit 10(c)
                   to a Registration Statement for Golden American on Form S-1 filed with the SEC on
                   April 29, 1998 (File No. 333-51353)).................................................................     __

          (d)      Participation Agreement between Golden American and Warburg Pincus Trust (incorporated by reference from Exhibit 8(a) to Amendment No. 54 to Separate Account B of Golden
                   American's Registration Statement on Form N-4 filed with SEC on or about April 30, 1998
                   (File No. 333-28679 and 811-5626))...................................................................     __

          (e)      Participation  Agreement  between  Golden  American and PIMCO Variable Trust
                   (incorporated  by reference from Exhibit 8(b) to  Amendment No. 54 to Separate
                   Account B of Golden American's Registration Statement on Form N-4 filed with the SEC
                   on or about April 30, 1998 (File No. 333-28679 and 811-5626))........................................     __

          (f)      Participation  Agreement  between  Golden  American  and  The Galaxy VIP Fund
                   (incorporated by reference from Exhibit 10(i) to a Registration  Statement for Golden
                   American on Form S-1 filed with the SEC on or about September 24, 1999
                   (File No. 333-76945))................................................................................     __

          (g)      Asset Management Agreement, dated January 20, 1998, between Golden American and ING
                   Investment Management LLC (incorporated by reference from Exhibit 10(f) to Golden
                   American's Form 10-Q filed with the SEC on August 14, 1998 (File No. 33-87272))......................     __

          (h)      Reciprocal Loan Agreement,  dated January 1, 1998, as amended March 20,  1998, between
                   Golden American and ING America Insurance  Holdings,  Inc.  (incorporated  by reference from Exhibit 10(g) to Golden American's Form 10-Q filed with the SEC on August 14, 1998
                   (File No. 33-87272)).................................................................................     __




                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 1999
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------

          (i)      Underwriting Agreement between Golden American and Directed Services, Inc.
                   (incorporated by reference from Exhibit 1 to Amendment No. 9 to Registrant's
                   Registration Statement on Form S-1 filed with the SEC on or about February 17, 1998
                   (File No. 33-87272)).................................................................................     __

          (j)      Revolving Note Payable, dated July 27, 1998, between Golden American and SunTrust
                   Bank, Atlanta (incorporated by reference from Exhibit 10(i) to Golden American's
                   Form 10-Q filed with the SEC on November 13, 1998 (File No. 33-87272))...............................     __

          (k)      Revolving Note Payable, dated July 31, 1999, between Golden American and SunTrust
                   Bank, Atlanta (incorporated by reference from Exhibit 10(j) to Golden American's
                   Form 10-Q filed with the SEC on August 13, 1999 (File No. 33-87272)).................................     __

          (l)      Surplus Note, dated November, 1996, between Golden American and Equitable of Iowa
                   Companies............................................................................................     51

          (m)      Surplus Note, dated December 30, 1998, between Golden American and Equitable
                   Life Insurance Company of Iowa.......................................................................     52

          (n)      Surplus Note, dated September 30, 1998, between Golden American and ING America
                   Insurance Holdings, Inc..............................................................................     53

          (o)      Surplus Note, dated December 8, 1999, between Golden American and First
                   Columbine Life Insurance Company (incorporated by reference from Exhibit 10(g)
                   to Amendment No. 7 to a Registration Statement for Golden American on Form S-1
                   filed with the SEC on or about January 27, 2000 (File No. 333-28765))................................     __

          (p)      Surplus Note, dated December 30, 1999, between Golden American and Equitable
                   Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(h) to
                   Amendment No. 7 to a Registration Statement for Golden American on Form S-1
                   filed with the SEC on or about January 27, 2000 (File No. 333-28765))................................     __


27        FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)..............................................................     __