Form 10-Q
period 2000-03-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2000-05-12
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 2000
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       ------------------     ------------------

Commission file number     33-87272, 333-51353, 333-28765, 333-28681, 333-28743,
                         -------------------------------------------------------
                           333-51949, 333-65009, 333-66745, 333-76941,333-76945
                         -------------------------------------------------------

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                             41-0991508
--------------------------------------------------------------------------------
(State or other jurisdiction of           (IRS employer identification no.)
 incorporation or organization)

1475 Dunwoody Drive, West Chester, Pennsylvania              19380-1478
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code (610) 425-3400
                                                   -----------------------------


--------------------------------------------------------------------------------
              Former name, former address and formal fiscal year,
                          if changed since last report


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of May 10, 2000.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Exhibit index - Page 20                                             Page 1 of 24


                                                        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:                 Golden American Life Insurance Company

Condensed Consolidated Statements of Operations (Unaudited):

                                                                      For the Three                For the Three
                                                                       Months Ended                 Months Ended
                                                                     March 31, 2000               March 31, 1999
                                                               -------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
   Revenues:
      Annuity and interest sensitive life product charges                   $35,670                     $14,821
      Management fee revenue                                                  4,318                       1,815
      Net investment income                                                  15,992                      13,883
      Realized gains (losses) on investments                                 (1,309)                         47
      Other income                                                            3,526                       3,504
                                                               -------------------------------------------------------
                                                                             58,197                      34,070

   Insurance benefits and expenses:
      Annuity and interest sensitive life benefits:
        Interest credited to account balances                                54,007                      36,393
        Benefit claims incurred in excess of account balances                 2,052                         666
      Underwriting, acquisition, and insurance expenses:
        Commissions                                                          57,476                      35,767
        General expenses                                                     20,282                      13,007
        Insurance taxes, state licenses, and fees                             1,830                       1,171
        Policy acquisition costs deferred                                  (105,957)                    (62,400)
        Amortization:
          Deferred policy acquisition costs                                  17,730                       4,722
          Value of purchased insurance in force                               1,244                       1,507
          Goodwill                                                              945                         945
                                                               -------------------------------------------------------
                                                                             49,609                      31,778
   Interest expense                                                           5,077                       1,614
                                                               -------------------------------------------------------
                                                                             54,686                      33,392
                                                               -------------------------------------------------------
   Income before income taxes                                                 3,511                         678

   Income taxes                                                               1,621                         622
                                                               -------------------------------------------------------

   Net income                                                                $1,890                         $56
                                                               =======================================================














See accompnaying notes.

                                                                  2


Condensed Consolidated Balance Sheets (Unaudited):

                                                                                  March 31, 2000          December 31, 1999
                                                                              ------------------------------------------------
                                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS
Investments:
  Fixed maturities, available for sale, at fair value
    (cost:  2000 - $843,980; 1999 - $858,052)                                           $818,868                $835,321
  Equity securities, at fair value (cost: 2000 - $9,671; 1999 - $14,952)                  11,815                  17,330
  Mortgage loans on real estate                                                          103,903                 100,087
  Policy loans                                                                            11,864                  14,157
  Short-term investments                                                                  40,805                  80,191
                                                                              ------------------------------------------------
Total investments                                                                        987,255               1,047,086

Cash and cash equivalents                                                                 16,568                  14,380
Reinsurance recoverable                                                                   17,308                  14,834
Due from affiliates                                                                        1,900                     637
Accrued investment income                                                                 12,114                  11,198
Deferred policy acquisition costs                                                        618,208                 528,957
Value of purchased insurance in force                                                     30,697                  31,727
Current income taxes recoverable                                                               8                      35
Deferred income tax asset                                                                 20,405                  21,943
Property and equipment, less allowances for depreciation of
  $3,885 in 2000 and $3,229 in 1999                                                       14,362                  13,888
Goodwill, less accumulated amortization of $9,131 in 2000
  and $8,186 in 1999                                                                     141,996                 142,941
Other assets                                                                               6,758                   2,514
Separate account assets                                                                8,946,953               7,562,717
                                                                              ------------------------------------------------
Total assets                                                                         $10,814,532              $9,392,857
                                                                              ================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
  Future policy benefits:
    Annuity and interest sensitive life products                                        $999,856              $1,033,701
    Unearned revenue reserve                                                               6,603                   6,300
  Other policy claims and benefits                                                            87                       8
                                                                              ------------------------------------------------
                                                                                       1,006,546               1,040,009

Surplus notes                                                                            245,000                 245,000
Revolving note payable                                                                        --                   1,400
Due to affiliates                                                                          2,526                   9,547
Other liabilities                                                                         55,062                  56,335
Separate account liabilities                                                           8,946,953               7,562,717
                                                                              ------------------------------------------------
                                                                                      10,256,087               8,915,008
Commitments and contingencies

Stockholder's equity:
  Common stock, par value $10 per share, authorized, issued,
    and outstanding  250,000 shares                                                        2,500                   2,500
  Additional paid-in capital                                                             548,640                 468,640
  Accumulated other comprehensive loss                                                   (10,448)                 (9,154)
  Retained earnings                                                                       17,753                  15,863
                                                                              ------------------------------------------------
Total stockholder's equity                                                               558,445                 477,849
                                                                              ------------------------------------------------
Total liabilities and stockholder's equity                                           $10,814,532              $9,392,857
                                                                              ================================================



See accompanying notes.


                                                                 3


Condensed Consolidated Statements of Cash Flows (Unaudited):

                                                                                  For the Three            For the Three
                                                                                   Months Ended             Months Ended
                                                                                 March 31, 2000           March 31, 1999
                                                                            -------------------------------------------------
                                                                                           (DOLLARS IN THOUSANDS)

NET CASH USED IN OPERATING ACTIVITIES                                                 $(42,907)                 $(2,081)

INVESTING ACTIVITIES
Sale, maturity, or repayment of investments:
   Fixed maturities - available for sale                                                 69,427                  34,870
   Equity securities                                                                      5,195                      --
   Mortgage loans on real estate                                                            832                   2,992
   Policy loans - net                                                                     2,293                      --
   Short-term investments - net                                                          39,386                      --
                                                                            -------------------------------------------------
                                                                                        117,133                  37,862

Acquisition of investments:
   Fixed maturities - available for sale                                                (57,212)                (61,852)
   Mortgage loans on real estate                                                         (4,725)                     --
   Policy loans - net                                                                        --                    (415)
   Short term investments - net                                                              --                 (17,912)
                                                                            -------------------------------------------------
                                                                                        (61,937)                (80,179)
Net purchase of property and equipment                                                   (1,130)                 (3,368)
Issuance of reciprocal loan agreement receivables                                       (16,900)                     --
Receipt of repayment of reciprocal loan agreement receivables                            16,900                      --
                                                                            -------------------------------------------------
Net cash provided by (used in) investing activities                                      54,066                 (45,685)

FINANCING ACTIVITIES
Proceeds from reciprocal loan agreement borrowings                                       58,000                  13,400
Repayment of reciprocal loan agreement borrowings                                       (58,000)                (13,400)
Proceeds from revolving note payable                                                     34,600                  18,150
Repayment of revolving note payable                                                     (36,000)                (18,150)
Receipts from annuity and interest sensitive life
   policies credited to account balances                                                172,790                 168,327
Return of account balances on annuity
   and interest sensitive life policies                                                 (45,591)                (23,912)
Net reallocations to Separate Accounts                                                 (214,770)               (112,644)
Contribution from parent                                                                 80,000                  20,000
                                                                            -------------------------------------------------
Net cash provided by (used in) financing activities                                      (8,971)                 51,771
                                                                            -------------------------------------------------

Increase in cash and cash equivalents                                                     2,188                   4,005

Cash and cash equivalents at beginning of period                                         14,380                   6,679
                                                                            -------------------------------------------------

Cash and cash equivalents at end of period                                              $16,568                 $10,684
                                                                            =================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                                              $7,121                  $1,127
   Income taxes                                                                              28                      --


See accompnaying notes.


                                                                 4

NOTE 1 -- BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Golden American Life Insurance Company's annual report on Form 10-K for the year ended December 31, 1999.

CONSOLIDATION
The condensed consolidated financial statements include Golden American Life Insurance Company ("Golden American") and its wholly owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and with Golden American, collectively, the "Companies"). All significant intercompany accounts and transactions have been eliminated.

ORGANIZATION
Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"). EIC is an indirect wholly owned subsidiary of ING Groep N.V., a global financial services holding company based in The Netherlands.

STATUTORY
The net loss for Golden American as determined in accordance with statutory accounting practices was $26,660,000 and $17,489,000 for the three months ended March 31, 2000 and 1999, respectively. Total statutory capital and surplus was $423,651,000 at March 31, 2000 and $368,928,000 at December 31, 1999.

RECLASSIFICATIONS
Certain   amounts  in  the  March  31,  1999  financial   statements  have  been
reclassified to conform to the March 31, 2000 financial statement presentation.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. During the first quarters of 2000 and 1999, total comprehensive income (loss) for the Companies amounted to $596,000 and $(1,249,000), respectively. Included in these amounts are total comprehensive income (loss) for First Golden of $69,000 and $(18,000) for the first quarters of 2000 and 1999, respectively. Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(468,000) and $296,000 during the first quarters of 2000 and 1999, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for value of purchased insurance in force and deferred policy acquisition costs totaling $(841,000) and $(249,000) for the first quarters of 2000 and 1999, respectively.

NOTE 3 -- RELATED PARTY TRANSACTIONS

OPERATING AGREEMENTS: Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Companies. DSI is authorized to enter into agreements with broker/dealers to distribute the Companies' variable insurance products and appoint representatives of the broker/dealers as agents. The Companies paid commissions to DSI totaling $55,854,000 and $34,785,000 for the quarters ended March 31, 2000 and 1999, respectively.

Golden American provides certain managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the quarters ended March 31, 2000 and 1999, the fee was $4,318,000 and $1,815,000, respectively.

The Companies have an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Companies record a fee based on the value of the assets managed by ING IM. The fee is payable quarterly. For the first quarters of 2000 and 1999, the Companies incurred fees of $658,000 and $538,000, respectively, under this agreement.

Golden American has a guaranty agreement with Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate. In consideration of an annual fee, payable June 30, Equitable Life guarantees to Golden American that it will make funds available, if needed, to Golden American to pay the contractual claims made under the provisions of Golden American's life insurance and annuity contracts. The agreement is not, and nothing contained therein or done pursuant thereto by Equitable Life shall be deemed to constitute, a direct or indirect guaranty by Equitable Life of the payment of any debt or other obligation, indebtedness, or liability, of any kind or character whatsoever, of Golden American. The agreement does not guarantee the value of the underlying assets held in separate accounts in which funds of variable life insurance and variable annuity policies have been invested. The calculation of the annual fee is based on risk based capital. As Golden American's risk based capital level was above required amounts, no annual fee was payable in 1999.

Golden American provides certain advisory, computer, and other resources and services to Equitable Life. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $1,568,000 and $399,000 for the quarters ended March 31, 2000 and 1999, respectively.

The Companies have a service agreement with Equitable Life in which Equitable Life provides administrative and financial related services. Under this agreement, the Companies incurred expenses of $312,000 and $317,000 for the quarters ended March 31, 2000 and 1999, respectively.

First Golden provides resources and services to DSI. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $52,000 and $32,000 for the quarters ended March 31, 2000 and 1999, respectively.

Golden American provides resources and services to ING Mutual Funds Management Co., LLC, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $105,000 for the quarter ended March 31, 2000.

Golden American provides resources and services to United Life & Annuity Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $169,000 for the quarter ended March 31, 2000.

The Companies provide resources and services to Security Life of Denver Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $52,000 for the quarter ended March 31, 2000.

The Companies provide resources and services to Southland Life Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $26,000 for the quarter ended March 31, 2000.

For the quarter ended March 31, 2000, the Companies received premiums, net of reinsurance, for variable products sold through five affiliates, Locust Street Securities, Inc., Vestax Securities Corporation, DSI, Multi-Financial Securities Corporation, and IFG Network Securities, Inc., of $57,500,000, $21,400,000, $700,000, $18,300,000, and $6,700,000, respectively ($29,700,000, $26,500,000,
$5,400,000, $5,500,000, and $0, respectively, for the same period of 1999).

RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998 and expires December 31, 2007, Golden American and ING AIH can borrow up to $65,000,000 from one another. Prior to lending funds to ING AIH, Golden American must obtain the approval of the Department of Insurance of the State of Delaware. Interest on any Golden American borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, Golden American incurred interest expense of $82,000 and $7,000 for the quarters ended March 31, 2000 and 1999, respectively, and received interest income of $3,000 for the quarter ended March 31, 2000. At March 31, 2000, Golden American did not have any borrowings or receivables from ING AIH under this agreement.

SURPLUS NOTES:  On December 30, 1999,  Golden  American issued an 8.179% surplus note in the amount of $50,000,000 to Equitable Life. The note matures on December 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,034,000 for the quarter ended March 31, 2000.

On December 8, 1999, Golden American issued a 7.979% surplus note in the amount of $35,000,000 to First Columbine Life Insurance Company ("First Columbine"), an affiliate. The note matures on December 7, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $877,000 for the quarter ended March 31, 2000.

On September 30, 1999, Golden American issued a 7.75% surplus note in the amount of $75,000,000 to ING AIH. The note matures on September 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,453,000 for the quarter ended March 31, 2000. On December 30, 1999, ING AIH assigned the note to Equitable Life.

On December 30, 1998, Golden American issued a 7.25% surplus note in the amount of $60,000,000 to Equitable Life. The note matures on December 29, 2028. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,088,000 and $1,087,000 for the quarters ended March 31, 2000 and 1999, respectively.

On December 17, 1996, Golden American issued an 8.25% surplus note in the amount of $25,000,000 to Equitable of Iowa Companies. The note matures on December 17, 2026. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made is subject to the prior approval of the Delaware Insurance
Commissioner. Golden American incurred interest totaling $516,000 for the quarter ended March 31, 2000, unchanged from the first quarter of 1999.

STOCKHOLDER'S EQUITY: During the first quarters of 2000 and 1999, Golden American received capital contributions from its Parent of $80,000,000 and $20,000,000, respectively.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At March 31, 2000, the Companies had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under its variable contracts as of December 31, 1999. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. At March 31, 2000 and December 31, 1999, the Companies had net receivables of $17,308,000 and $14,834,000, respectively, for reserve credits, reinsurance claims, or other receivables from these reinsurers comprised of $546,000 and $493,000, respectively, for claims recoverable from reinsurers, $1,363,000 and $1,201,000, respectively, for a payable for reinsurance premiums, and $18,125,000 and $15,542,000, respectively, for a receivable from an unaffiliated reinsurer. Included in the accompanying financial statements are net considerations to reinsurers of $2,637,000 in the first quarter of 2000 compared to $1,815,000 for the same period in 1999. Also included in the accompanying financial statements are net policy benefits of $557,000 in the first quarter of 2000 compared to $721,000 for the same period in 2000.

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

INVESTMENT COMMITMENTS: At March 31, 2000, an outstanding commitment to fund a mortgage loan totaled $4,725,000.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Companies by life and health guaranty associations in most states in which the Companies are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially offset through a reduction in future premium taxes. The Companies cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums as well as its potential for premium tax offset. The Companies have established an undiscounted reserve to cover such assessments, review information regarding known failures, and revise estimates of future guaranty fund assessments. Accordingly, the Companies accrued and charged to expense an additional $1,000 in the first quarter of 2000. At March 31, 2000 and December 31, 1999, the Companies have an undiscounted reserve of $2,446,000 and $2,444,000, respectively, to cover estimated future assessments (net of related anticipated premium tax offsets) and have established an asset totaling $649,000 and $618,000, respectively, for assessments paid which may be recoverable through future premium tax offsets. The Companies believe this reserve is sufficient to cover expected future guaranty fund assessments based upon previous premiums and known insolvencies at this time.

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

VULNERABILITY FROM CONCENTRATIONS: The Companies have various concentrations in the investment portfolio. The Companies' asset growth, net investment income, and cash flow are primarily generated from the sale of variable insurance products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could cause a severe impact on the Companies' financial condition. One broker/dealer generated 12% of the Companies' sales during the first quarter of 2000 (33% by two broker/dealers in the same period of 1999). The Premium Plus product generated 77% of the Companies' sales during the first quarter of 2000 (73% in the same period of 1999).

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Companies established revolving notes payable effective July 27, 1998 and expiring July 31, 1999 with SunTrust Bank, Atlanta (the "Bank"). As of July 31, 1999, the SunTrust Bank, Atlanta revolving note facilities were extended to July 31, 2000. The total amount the Companies may have outstanding is $85,000,000, of which Golden American and First Golden have individual credit sublimits of $75,000,000 and $10,000,000, respectively. The notes accrue interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Companies for the advance. The terms of the agreement require the Companies to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. During the quarters ended March 31, 2000 and 1999, the Companies incurred interest expense of $28,000 and $4,000, respectively. At March 31, 2000, the Companies did not have any borrowings under these agreements ($1,400,000 at December 31, 1999).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze the Golden American Life Insurance Company's ("Golden American") condensed consolidated results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources has also been provided. This analysis should be read jointly with the condensed consolidated financial statements, the related notes, and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report. Golden American reports financial results on a consolidated basis. The condensed consolidated financial statements include the accounts of Golden American and its subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Companies").

Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"). EIC is an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands.


RESULTS OF OPERATIONS
---------------------


PREMIUMS
                                                                    Percentage             Dollar
Three Months ended March 31                       2000                 Change              Change                1999
----------------------------------------------------------------------------------------------------------------------------
                                                                        (DOLLARS IN MILLIONS)
Variable annuity premiums:
  Separate account                               $859.5                  99.9%             $429.5               $430.0
  Fixed account                                   172.2                   2.3                 3.8                168.4
                                         -----------------------------------------------------------------------------------
Total variable annuity premiums                 1,031.7                  72.4               433.3                598.4
Variable life premiums                              0.3                 (76.7)               (1.2)                 1.5
                                         -----------------------------------------------------------------------------------
Total premiums                                 $1,032.0                  72.0%             $432.1               $599.9
                                         ===================================================================================

For the Companies' variable contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment spread and product charges.

Variable annuity separate account premiums increased 99.9% during the first three months of 2000 compared to the first quarter of 1999, primarily due to increased sales of the Premium Plus product.

Variable life premiums decreased 76.7% in the first quarter of 2000 from the first quarter of 1999. In August 1999, Golden American discontinued offering variable life products.

Premiums, net of reinsurance, for variable products from a significant broker/dealer having at least ten percent of total sales for the quarter ended March 31, 2000 totaled $121.4 million, or 12% of total premiums ($207.6 million, or 33% from two significant broker/dealers for the quarter ended March 31,
1999).

REVENUES

                                                                       Percentage        Dollar
Three Months ended March 31                          2000                Change          Change              1999
----------------------------------------------------------------------------------------------------------------------------
                                                                         (DOLLARS IN MILLIONS)
Annuity and interest sensitive
  life product charges                              $35.7                  140.7%         $20.9             $14.8
Management fee revenue                                4.3                  137.9            2.5               1.8
Net investment income                                16.0                   15.2            2.1              13.9
Realized gains (losses) on investments               (1.3)              (2,857.8)          (1.4)              0.1
Other income                                          3.5                    0.7             --               3.5
                                          ----------------------------------------------------------------------------------
                                                    $58.2                   70.8%         $24.1             $34.1
                                          ==================================================================================

Total revenues increased 70.8% in the first quarter of 2000 from the same period in 1999. Annuity and interest sensitive life product charges increased 140.7% in the first quarter of 2000 due to additional fees earned from the increasing block of business under management in the variable separate accounts.

Golden American provides certain managerial and supervisory services to Directed Services, Inc. ("DSI"). The fee paid to Golden American for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $4.3 million and $1.8 million for the first three months of 2000 and 1999, respectively.

Net investment income increased 15.2% in the first quarter of 2000 due to growth in invested assets from March 31, 1999. The Companies had $1.3 million of realized losses on the sale of investments in the first three months of 2000, compared to gains of $47,000 in the same period of 1999.

EXPENSES

Total insurance benefits and expenses increased $17.8 million, or 56.1%, to $49.6 million in the first three months of 2000. Interest credited to account balances increased $17.6 million, or 48.4%, to $54.0 million in the first three months of 2000. The premium credit bonus on the Premium Plus product increased $18.5 million to $38.3 million at March 31, 2000 resulting in an increase in interest credited during the first three months of 2000 compared to the same period in 1999. The bonus interest on the fixed account decreased $1.1 million to $2.4 million at March 31, 2000 resulting in a decrease in interest credited during the first three months of 2000 compared to the same period in 1999. The remaining increase in interest credited relates to higher account balances associated with the Companies' fixed account options within the variable products.

Commissions increased $21.7 million, or 60.7%, to $57.5 million in the first three months of 2000. Insurance taxes, state licenses, and fees increased $0.7 million, or 56.4%, to $1.8 million in the first three months of 2000. Changes in commissions and insurance taxes, state licenses, and fees are generally related to changes in the level and mix or composition of variable product sales. Insurance taxes, state licenses, and fees are impacted by several other factors, which include an increase in FICA taxes primarily due to bonuses and an increase in premium taxes due to the growth in sales. Most costs incurred as the result of new sales have been deferred, thus having very little impact on current earnings.

General expenses increased $7.3 million, or 55.9%, to $20.3 million in the first three months of 2000. Management expects general expenses to continue to increase in 2000 as a result of the emphasis on expanding the salaried wholesaler distribution network, the growth in sales, and the increased amounts in force. The Companies use a network of wholesalers to distribute products, and the salaries and sales bonuses of these wholesalers are included in general expenses. The portion of these salaries and related expenses that varies directly with production levels is deferred thus having little impact on current earnings. The increase in general expenses was partially offset by reimbursements received from DSI, Equitable Life Insurance Company of Iowa ("Equitable Life"), ING Mutual Funds Management Co., LLC, an affiliate, Security Life of Denver Insurance Company, an affiliate, Southland Life Insurance Company, an affiliate, and United Life & Annuity Insurance Company, an affiliate, for certain advisory, computer, and other resources and services provided by the Companies.

During the first quarter of 2000 and 1999, value of purchased insurance in force ("VPIF") was adjusted to increase amortization by $0.3 million and $0.2 million, respectively, to reflect changes in the assumptions related to the timing of estimated gross profits. Amortization of deferred policy acquisition costs ("DPAC") increased $13.0 million, or 275.5%, in the first three months of 2000. This increase resulted from growth in policy acquisition costs deferred from $62.4 million at March 31, 1999 to $106.0 million at March 31, 2000, which was generated by expenses associated with the large sales volume experienced since March 31, 1999. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of March 31, 2000 is $2.9 million for the remainder of 2000, $3.5 million in 2001, $3.3 million in 2002, $2.8 million in 2003, $2.3 million in 2004, and $1.8 million in 2005. Actual amortization may vary based upon changes in assumptions and experience.

Interest expense increased 214.5%, or $3.5 million, to $5.1 million in the first three months of 2000. Interest expense on a $25 million surplus note issued December 1996 and expiring December 2026 was $0.5 million for the first three months of 2000, unchanged from the same period of 1999. Interest expense on a $60 million surplus note issued in December 1998 and expiring December 2028 was $1.1 million for the first three months of 2000, unchanged from the same period of 1999. Interest expense on a $75 million surplus note, issued September 1999 and expiring September 2029 was $1.5 million for the first three months of 2000. Interest expense on a $50 million surplus note, issued December 1999 and expiring December 2029 was $1.0 million for the first three months of 2000. Interest expense on a $35 million surplus note issued December 1999 and expiring December 2029 was $0.9 million for the first three months of 2000. Golden
American also paid $0.1 million in 2000 and $7,000 in 1999 to ING America Insurance Holdings, Inc. ("ING AIH") for interest on a reciprocal loan agreement. Interest expense on a revolving note payable with SunTrust Bank, Atlanta was $28,000 and $4,000 for the first three months of 2000 and 1999, respectively.

INCOME

Net income was $1.9 million for the first three months of 2000, an increase of $1.8 million, or 3,324.5% from the same period of 1999.

Comprehensive income for the first three months of 2000 was $0.6 million, an increase of $1.9 million from comprehensive loss of $1.3 million in the same period of 1999.

FINANCIAL CONDITION
-------------------

INVESTMENTS

The financial statement carrying value and amortized cost basis of the Companies' total investments declined 5.6% and 5.3%, respectively, during the first quarter of 2000. All of the Companies' investments, other than mortgage loans on real estate, are carried at fair value in the Companies' financial statements. The decline in the carrying value of the Companies' investment portfolio was due to changes in unrealized appreciation and depreciation of fixed maturities as well as net sales of these securities. Growth in the cost basis of the Companies' investment portfolio resulted from the investment of premiums from the sale of the Companies' fixed account options. The Companies manage the growth of insurance operations in order to maintain adequate capital ratios. To support the fixed account options of the Companies' variable insurance products, cash flow was invested primarily in fixed maturities and mortgage loans on real estate.

At March 31, 2000, the Companies had no investments in default. At March 31, 2000, the Companies' investments had a yield of 6.6%. The Companies estimate the total investment portfolio, excluding policy loans, had a fair value approximately equal to 97.4% of amortized cost value at March 31, 2000.

FIXED MATURITIES: At March 31, 2000, the Companies had fixed maturities with an amortized cost of $844.0 million and an estimated fair value of $818.9 million. The Companies classify 100% of securities as available for sale. Net unrealized depreciation of fixed maturities of $25.1 million was comprised of gross appreciation of $0.5 million and gross depreciation of $25.6 million. Net unrealized holding losses on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes of $7.7 million, were included in stockholder's equity at March 31, 2000.

The individual securities in the Companies' fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($543.2 million or 64.4%), that are rated BBB+ to BBB- by Standard & Poor's ($141.3 million or 16.7%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to B- by Standard & Poor's ($61.0 million or 7.2%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1, 2, 3, 4, or 5 ($98.5 million or 11.7%). The Companies' fixed maturity investment portfolio had a combined yield at amortized cost of 6.6% at March 31, 2000.

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

At March 31, 2000, the amortized cost value of the Companies' total investments in below investment grade securities, excluding mortgage-backed securities, was $65.3 million, or 6.5%, of the Companies' investment portfolio. The Companies intend to purchase additional below investment grade securities, but do not expect the percentage of the portfolio invested in such securities to exceed 10% of the investment portfolio. At March 31, 2000, the yield at amortized cost on the Companies' below investment grade portfolio was 7.9% compared to 6.5% for the Companies' investment grade corporate bond portfolio. The Companies estimate the fair value of the below investment grade portfolio was $61.3 million, or 93.9% of amortized cost value, at March 31, 2000.

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

The Companies analyze the investment portfolio, including below investment grade securities, at least quarterly in order to determine if the Companies' ability to realize the carrying value on any investment has been impaired. For debt and equity securities, if impairment in value is determined to be other than temporary (i.e., if it is probable the Companies will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Companies' portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Companies' net income in future periods.

During the first three months of 2000, fixed maturities designated as available for sale with a combined amortized cost of $70.6 million were sold, called, or repaid by their issuers. In total, net pre-tax losses from sales, calls, and repayments of fixed maturity investments amounted to $1.2 million in the first three months of 2000.

At March 31, 2000, no fixed maturities were deemed to have impairments in value that are other than temporary.

EQUITY SECURITIES: Equity securities represent 1.0% of the Companies' investment portfolio. At March 31, 2000, the Companies owned equity securities with a cost of $9.7 million and an estimated fair value of $11.8 million. Net unrealized appreciation of equity securities was comprised entirely of gross appreciation of $2.1 million. Equity securities are primarily comprised of investments in shares of the mutual funds underlying the Companies' registered separate accounts.

MORTGAGE LOANS ON REAL ESTATE: Mortgage loans on real estate represent 10.4% of the Companies' investment portfolio. Mortgages outstanding were $103.9 million at March 31, 2000 with an estimated fair value of $101.1 million. The Companies' mortgage loan portfolio includes 59 loans with an average size of $1.8 million and average seasoning of 0.7 years if weighted by the number of loans. The Companies' mortgage loans on real estate are typically secured by occupied buildings in major metropolitan locations and not speculative developments and are diversified by type of property and geographic location. At March 31, 2000, the yield on the Companies' mortgage loan portfolio was 7.4%

At March 31, 2000, no mortgage loan on real estate was delinquent by 90 days or more. The Companies' loan investment strategy is consistent with other life insurance subsidiaries of ING in the United States. The insurance subsidiaries of EIC have experienced a historically low default rate in their mortgage loan portfolios.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses, premium credits, and other expenses related to production after October 24, 1997. The Companies' previous balances of DPAC and VPIF were eliminated as of the ING merger date, and an asset representing VPIF was established for all policies in force at the ING merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Companies' products are deferred and amortized. At March 31, 2000, the Companies had DPAC and VPIF balances of $618.2 million and $30.7 million, respectively. During the first quarters of 2000 and 1999, VPIF was adjusted to increase amortization by $0.3 million and $0.2 million, respectively, to reflect changes in the assumptions related to the timing of estimated gross profits.

Goodwill totaling $151.1 million, representing the excess of the acquisition cost over the fair value of net assets acquired, was established as a result of the merger with ING. Accumulated amortization of goodwill through March 31, 2000 was $9.1 million.

Other assets increased $4.2 million from December 31, 1999, due to increases in a receivable from the separate account and prepaid expenses.

At March 31, 2000, the Companies had $8.9 billion of separate account assets compared to $7.6 billion at December 31, 1999. The increase in separate account assets resulted from market appreciation and sales of the Companies' variable annuity products, net of redemptions.

At March 31, 2000, the Companies had total assets of $10.8 billion, a 15.1% increase from December 31, 1999.

LIABILITIES

Future policy benefits for annuity and interest sensitive life products decreased $33.8 million, or 3.3%, to $1.0 billion reflecting net transfers to the separate accounts. Market appreciation and premiums, net of redemptions, accounted for the $1.3 billion, or 18.3%, increase in separate account liabilities to $8.9 billion at March 31, 2000.

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

On December 30, 1998, Golden American issued a $60 million, 7.25% surplus note to Equitable Life, which matures on December 29, 2028.

On December 17, 1996, Golden American issued a $25 million, 8.25% surplus note to Equitable of Iowa Companies, which matures on December 17, 2026. As a result of the merger, the surplus note is now payable to EIC.

In conjunction with the volume of variable annuity sales, the Companies' total liabilities increased $1.3 billion, or 15.0%, during first quarter 2000 and totaled $10.3 billion at March 31, 2000.

The effects of inflation and changing prices on the Companies' financial position are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in stockholder's equity when monetary assets exceed monetary liabilities.

STOCKHOLDER'S EQUITY

Additional paid-in capital increased $80.0 million, or 17.1%, from December 31, 1999 to $548.6 million at March 31, 2000 due to a capital contributions from the Parent.

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

Net cash used in operating activities was $42.9 million in the first quarter of 2000 compared to $2.1 million in the same period of 1999. The Companies have predominantly had negative cash flows from operating activities since Golden American started issuing variable insurance products in 1989. These negative operating cash flows result primarily from the funding of commissions and other deferrable expenses related to the continued growth in the variable annuity products.

Net cash provided by investing activities was $54.1 million during the first quarter of 2000 compared to net cash used in investing activities of $45.7 million in the same period of 1999. This increase is primarily due to greater net sales of fixed maturities, equity securities, and short term investments during the first quarter of 2000 than in the same period of 1999. Net sales of fixed maturities reached $12.2 million during the first quarter of 2000 versus net purchases of $27.0 million in the same period of 1999. Net sales of short term investments reached $39.4 million in the first quarter of 2000 versus net purchases of $17.9 million during the same period in 1999. Net purchases of mortgage loans on real estate were $3.9 million during the first quarter of 2000 versus net sales of $3.0 million during the first quarter of 1999.

Net cash used in financing activities was $9.0 million during the first quarter of 2000 compared to net cash provided by financing activities of $51.8 million during the same period in 1999. In the first quarter of 2000, net cash provided by financing activities was negatively impacted by net fixed account deposits of $127.2 million compared to $144.4 million in the same period of 1999. The increase in net reallocations to the Companies' separate accounts, which increased to $214.5 million from $112.6 million during the prior year, and the net repayment of borrowings of $1.4 million in the first quarter of 2000 contributed to the decrease. In the first quarter of 2000, another important source of cash provided by financing activities was a $80.0 million capital contribution from the Parent compared to $20.0 million during the first quarter of 1999.

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

During the first quarter of 1999, Golden American's operations were moved to a new site in West Chester, Pennsylvania. Golden American occupies 105,000 square feet of leased space; its affiliate occupies 20,000 square feet. Golden American's New York subsidiary is housed in leased space in New York, New York. The Companies intend to spend approximately $1.3 million on capital needs during the remainder of 2000.

The ability of Golden American to pay dividends to its Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 2000, Golden American cannot pay dividends to its Parent without prior approval of statutory authorities.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing. The management of First Golden does not anticipate paying any dividends to Golden American during 2000.

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

REINSURANCE: At March 31, 2000, Golden American had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under its variable contracts as of December 31, 1999. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

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

A surrender, partial withdrawal, transfer, or annuitization made prior to the end of a guarantee period from the fixed asset account may be subject to a market value adjustment. As the majority of the liabilities in the fixed account are subject to market value adjustment, the Companies do not face a material amount of market risk volatility. The fixed account liabilities are supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available for sale. This enables the Companies to respond to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks, as well as other risks. The Companies' asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

On the basis of these analyses, management believes there is no material solvency risk to the Companies. With respect to a 10% drop in equity values from March 31, 2000 levels, variable separate account funds, which represent 90% of the in force, pass the risk in underlying fund performance to the contractholder (except for certain minimum guarantees). With respect to interest rate movements up or down 100 basis points from March 31, 2000 levels, the remaining 10% of the in force are fixed account funds and almost all of these have market value adjustments which provide significant protection against changes in interest rates. The April market downturn offset March year-to-date excess separate account returns, so that on an annual basis, April separate account returns would closely parallel expected returns. The estimated net effect of the April market downturn would indicate a normalized net income for the first quarter of 2000 of approximately 10% lower than actual first quarter net income. The corresponding estimated net effect on the balance sheet would be a decrease of approximately $460.0 million of both separate account assets and liabilities.

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

DATE:   May 12, 2000                      GOLDEN AMERICAN LIFE INSURANCE COMPANY





                                          By/S/ E. Robert Koster
                                            ------------------------------------
                                          E. Robert Koster
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


                                          By/S/ Cheryl L. Harding
                                            ------------------------------------
                                          Cheryl L. Harding
                                          Assistant Vice President and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)



                                                                INDEX

                                               Exhibits to Annual Report on Form 10-Q
                                                  Three Months ended March 31, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                      Page Number
                                                                                                                      -----------
2        PLAN OF MERGER
           (a)     Agreement and Plan of Merger dated as of July 7, 1997, among ING Groep N.V.,
                   PFHI Holdings, Inc., and Equitable of Iowa Companies ("Equitable")
                   (incorporated by reference from Exhibit 2 in Equitable's Form 8-K filed July 11, 1997)...............     __

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

           (b)(i)  By-laws of Golden American (incorporated by reference from Exhibit 3(b)(i) to Amendment
                   No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on
                   February 17, 1998 (File No. 33-87272))...............................................................     __

              (ii) By-laws of Golden American, as amended (incorporated by reference from Exhibit 3(b)(ii)
                   to Amendment No. 9 to the Registrant's Registration Statement on Form S-1 filed with the
                   SEC on February 17, 1998 (File No. 33-87272))........................................................     __

              (iii)Certificate  of Amendment of the By-laws of MB Variable Life Insurance Company, as amended
                   (incorporated by reference from Exhibit 3(b)(iii) to Amendment No. 9 to Registrant's
                   Registration Statement on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272))......     __

              (iv) By-laws of Golden American, as amended (12/21/93) (incorporated by reference from Exhibit 3(b)(iv) to Amendment No. 9 to Registrant's Registration Statement
                   on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272)).............................     __

4         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
           (a)     Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 5 of Registrant's Registration
                   Statement on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-51353))............     __

           (b)     Discretionary Group Deferred Combination Variable Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 5 of Registrant's Registration
                   Statement on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-51353))............     __

           (c)     Individual Deferred Variable Annuity Contract (incorporated by reference from
                   Exhibit 4(c) to Amendment No. 5 of Registrant's Registration Statement on
                   Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-51353)).......................     __


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-Q
                                                  Three Months ended March 31, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------
          (d)      Individual Deferred Combination Variable and Fixed Annuity Application
                   (incorporated by reference from Exhibit 4(g) to Amendment No. 6 of Registrant's
                   Registration Statement on Form S-1 filed with the SEC on or about December 3, 1999
                   (File No. 333-51353))................................................................................     __

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

          (f)      Individual Deferred Variable Annuity Application (incorporated by reference from Exhibit 4(i)
                   to Amendment No. 6 of Registrant's Registration Statement on Form S-1 filed with the SEC on
                   or about December 3, 1999 (File No. 333-51353))......................................................     __

          (g)      Minimum Guaranteed Accumulation Benefit Rider (incorporated by reference from Exhibit 4(i)
                   to Amendment No. 6 to a Registration Statement for Golden American on Form S-1 filed with
                   the SEC on or about December 3, 1999 (File No. 333-28765))...........................................     __

          (h)      Minimum Guaranteed Income Benefit Rider (incorporated by reference from Exhibit 4(j) to
                   Amendment No. 6 to a Registration Statement for Golden American on Form S-1 filed with the
                   SEC on or about December 3, 1999 (File No. 333-28765))...............................................     __

          (i)      Minimum Guaranteed Withdrawal Benefit Rider (incorporated by reference from Exhibit 4(k) to
                   Amendment No. 6 to a Registration Statement for Golden American on Form S-1 filed with the
                   SEC on or about December 3, 1999 (File No. 333-28765))...............................................     __

          (j)      Death Benefit  Endorsement Number 1 describing the 7% Solution Enhanced Death Benefit
                   (incorporated by reference from Exhibit 4(l) to Amendment No. 6 to a Registration Statement
                   for Golden  American on Form S-1 filed with the SEC on or about December 3, 1999
                   (File No. 333-28765))................................................................................     __

          (k)      Death Benefit Endorsement Number 2 describing the Annual Ratchet Enhanced Death Benefit
                   (incorporated by reference from Exhibit 4(m) to Amendment No. 6 to a Registration Statement
                   for Golden American on Form S-1 filed with the SEC on or about December 3, 1999
                   (File No. 333-28765))................................................................................     __

          (l)      Death Benefit Endorsement Number 1 describing the Standard Death Benefit
                   (incorporated by reference from Exhibit 4(n) to Amendment No. 6 to a Registration
                   Statement for Golden American on Form S-1 filed with the SEC on or about December 3, 1999
                   (File No. 333-28765))................................................................................     __

          (m)      Death Benefit Endorsement Number 1 describing the Max 7 Enhanced Death Benefit
                   (incorporated by reference from Exhibit 4(o) to Amendment No. 6 to a Registration Statement
                   for Golden American on Form S-1 filed with the SEC on or about December 3, 1999
                   (File No. 333-28765))................................................................................     __

          (n)      Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 6 to Registrant's Registration Statement
                   filed with the SEC on or about December 3, 1999 (File No. 333-28765))................................     __


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-Q
                                                  Three Months ended March 31, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------
          (o)      Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable
                   and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment
                   No. 6 to Registrant's Registration Statement filed with the SEC on or about December 3,
                   1999 (File No. 333-28765))...........................................................................     __

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

          (r)      Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable
                   and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to a Registration
                   Statement for Golden American filed with the SEC on or about April 23, 1999 (File No. 333-76941))....     __

          (s)      Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c)
                   to a Registration Statement for Golden American filed with the SEC on or about April 23, 1999
                   (File No. 333-76941))................................................................................     __

          (t)      Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement for Golden American filed with the SEC on or
                   about April 23, 1999 (File No. 333-76945))...........................................................     __

          (u)      Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed
                   Annuity Contract (incorporated by reference from Exhibit 4(b) to a Registration Statement
                   for Golden American filed with the SEC on or about April 23, 1999 (File No. 333-76945))..............     __

          (v)      Individual Deferred Variable Annuity Contract (incorporated by reference from  Exhibit 4(c)
                   to a Registration Statement for Golden American filed with the SEC on or about
                   April 23, 1999 (File No. 333-76945)).................................................................     __

          (w)      Schedule Page to the Premium Plus Contract featuring the Galaxy VIP Fund (incorporated by reference from Exhibit 4(i) to a Registration Statement for Golden American on Form S-1
                   filed with the SEC on or about September 24, 1999 (File No. 333-76945))..............................     __

          (x)      Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from
                   Exhibit 4(a) to Amendment No. 3 to Registrant's Registration Statement filed with the SEC
                   on or about April 23, 1999 (File No. 333-66745)).....................................................     __

          (y)      Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed
                   Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 3 to
                   Registrant's Registration Statement filed with the SEC on or about April 23, 1999
                   (File No. 333-66745))................................................................................     __


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-Q
                                                  Three Months ended March 31, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------
          (z)      Individual Deferred Variable Annuity Contract (incorporated by reference from
                   Exhibit 4(c) to Amendment No. 3 to Registrant's Registration Statement filed with
                   the SEC on or about April 23, 1999 (File No. 333-66745)).............................................     __

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

          (b)      Service Agreement, dated as of January 1, 1994, between Golden American and Directed
                   Services, Inc. (incorporated by reference from Exhibit 10(b) to a Registration Statement
                   for Golden American on Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353))...........     __

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

          (d)      Participation Agreement between Golden American and Warburg Pincus Trust
                   (incorporated by reference from Exhibit 8(a) to Amendment No. 54 to Separate
                   Account B of Golden American's Registration Statement on Form N-4 filed with
                   SEC on or about April 30, 1998 (File No. 333-28679 and 811-5626))....................................     __

          (e)      Participation  Agreement between Golden American and PIMCO Variable Trust (incorporated by reference from Exhibit 8(b) to Amendment No. 54 to Separate Account B of Golden
                   American's Registration Statement on Form N-4 filed with the SEC on or about
                   April 30, 1998 (File No. 333-28679 and 811-5626))....................................................     __

          (f)      Participation  Agreement between Golden American and The Galaxy VIP Fund  (incorporated by reference from Exhibit 10(i) to a Registration  Statement for Golden  American on
                   Form S-1 filed with the SEC on or about  September 24, 1999 (File No. 333-76945))....................     __

          (g)      Asset Management Agreement, dated January 20, 1998, between Golden American and ING Investment Management LLC (incorporated by reference from Exhibit 10(f)
                   to Golden American's Form 10-Q filed with the SEC on August 14, 1998 (File
                   No. 33-87272)).......................................................................................     __

          (h)      Reciprocal  Loan  Agreement,  dated January 1, 1998, as amended March 20, 1998, between Golden  American and ING America Insurance Holdings, Inc. (incorporated by reference from Exhibit 10(g) to Golden American's Form 10-Q filed with the SEC
                   on August 14, 1998 (File No. 33-87272))..............................................................     __

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


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-Q
                                                  Three Months ended March 31, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

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

          (l)      Surplus Note, dated December 17, 1996, between Golden American and Equitable of Iowa
                   Companies (incorporated by reference from Exhibit 10(l) to Golden American's
                   Form 10-K filed with the SEC on March 29, 2000 (File No. 33-87272))..................................     __

          (m)      Surplus Note, dated December 30, 1998, between Golden American and Equitable Life
                   Insurance Company of Iowa (incorporated by reference from Exhibit 10(m) to Golden
                   American's Form 10-K filed with the SEC on March 29, 2000 (File No. 33-87272)).......................     __

          (n)      Surplus Note, dated September 30, 1998, between Golden American and ING America
                   Insurance Holdings, Inc. (incorporated by reference from Exhibit 10(n) to Golden
                   American's Form 10-K filed with the SEC on March 29, 2000 (File No. 33-87272)).......................     __

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

          (q)      Participation Agreement between Golden American and Prudential Series Fund, Inc.
                   (incorporated by reference from Exhibit 10(l) to Registration Statement for Golden
                   American on Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-
                   35592))..............................................................................................     __

          (r)      Participation Agreement between Golden American and ING Variable Insurance Trust
                   (incorporated by reference from Exhibit 10(m) to Registration Statement for Golden
                   American on Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-35592)).............     __


27        FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)..............................................................     __


