Form 10-Q
period 2000-06-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2000-08-11
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              June 30, 2000
                                       -----------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of August 9, 2000.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Exhibit index - Page 21                                             Page 1 of 55



                                                        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:                 Golden American Life Insurance Company

Condensed Consolidated Statements of Operations (Unaudited):

                                                                     For the Three                For the Three
                                                                      Months Ended                 Months Ended
                                                                     June 30, 2000                June 30, 1999
                                                               -------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
   Revenues:
      Annuity and interest sensitive life product charges                   $36,305                     $19,962
      Management fee revenue                                                  4,740                       2,281
      Net investment income                                                  15,783                      14,275
      Realized losses on investments                                         (1,328)                     (1,764)
      Net income from modified coinsurance agreement                        112,746                       2,303
      Other income                                                              454                         382
                                                               -------------------------------------------------------
                                                                            168,700                      37,439

   Insurance benefits and expenses:
      Annuity and interest sensitive life benefits:
        Interest credited to account balances                                48,438                      46,034
        Benefit claims incurred in excess of account balances                 1,159                       1,059
      Underwriting, acquisition, and insurance expenses:
        Commissions                                                          54,682                      47,459
        General expenses                                                     19,897                      15,780
        Insurance taxes, state licenses, and fees                             1,107                       1,340
        Policy acquisition costs deferred                                     8,233                     (87,588)
        Amortization:
          Deferred policy acquisition costs                                  18,027                       5,991
          Value of purchased insurance in force                               1,034                       1,724
          Goodwill                                                              944                         944
                                                               -------------------------------------------------------
                                                                            153,521                      32,743
   Interest expense                                                           5,038                       1,882
                                                               -------------------------------------------------------
                                                                            158,559                      34,625
                                                               -------------------------------------------------------
   Income before income taxes                                                10,141                       2,814

   Income taxes                                                               3,954                       1,448
                                                               -------------------------------------------------------

   Net income                                                                $6,187                      $1,366
                                                               =======================================================


See accompanying notes.


                                                                2


Condensed Consolidated Statements of Operations (Unaudited):

                                                                       For the Six                  For the Six
                                                                      Months Ended                 Months Ended
                                                                     June 30, 2000                June 30, 1999
                                                               -------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
   Revenues:
      Annuity and interest sensitive life product charges                   $71,975                     $34,783
      Management fee revenue                                                  9,058                       4,096
      Net investment income                                                  31,775                      28,158
      Realized losses on investments                                         (2,637)                     (1,717)
      Net income from modified coinsurance agreements                       115,792                       5,449
      Other income                                                              934                         740
                                                               -------------------------------------------------------
                                                                            226,897                      71,509

   Insurance benefits and expenses:
      Annuity and interest sensitive life benefits:
        Interest credited to account balances                               102,445                      82,427
        Benefit claims incurred in excess of account balances                 3,211                       1,725
      Underwriting, acquisition, and insurance expenses:
        Commissions                                                         112,158                      83,226
        General expenses                                                     40,179                      28,787
        Insurance taxes, state licenses, and fees                             2,910                       2,511
        Policy acquisition costs deferred                                   (97,724)                   (149,988)
        Amortization:
          Deferred policy acquisition costs                                  35,757                      10,713
          Value of purchased insurance in force                               2,278                       3,231
          Goodwill                                                            1,889                       1,889
                                                               -------------------------------------------------------
                                                                            203,103                      64,521
   Interest expense                                                          10,115                       3,496
                                                               -------------------------------------------------------
                                                                            213,218                      68,017
                                                               -------------------------------------------------------
   Income before income taxes                                                13,679                       3,492

   Income taxes                                                               5,602                       2,070
                                                               -------------------------------------------------------

   Net income                                                                $8,077                      $1,422
                                                               =======================================================


See accompanying notes.


                                                                 3


Condensed Consolidated Balance Sheets (Unaudited):

                                                                                  June 30, 2000           December 31, 1999
                                                                              ------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS
Investments:
  Fixed maturities, available for sale, at fair value
    (cost:  2000 - $832,167; 1999 - $858,052)                                           $809,473                $835,321
  Equity securities, at fair value (cost: 2000 - $9,671; 1999 - $14,952)                  10,510                  17,330
  Mortgage loans on real estate                                                          105,521                 100,087
  Policy loans                                                                            12,425                  14,157
  Short-term investments                                                                 114,084                  80,191
                                                                              ------------------------------------------------
Total investments                                                                      1,052,013               1,047,086

Cash and cash equivalents                                                                  9,649                  14,380
Reinsurance recoverable                                                                   17,597                  14,834
Reinsurance recoverable from affiliate                                                     1,798                      --
Due from affiliates                                                                        3,958                     637
Accrued investment income                                                                 10,094                  11,198
Deferred policy acquisition costs                                                        590,821                 528,957
Value of purchased insurance in force                                                     29,463                  31,727
Current income taxes recoverable                                                               3                      35
Deferred income tax asset                                                                 16,912                  21,943
Property and equipment, less allowances for depreciation of
  $4,076 in 2000 and $3,229 in 1999                                                       14,567                  13,888
Goodwill, less accumulated amortization of $10,075 in 2000
  and $8,186 in 1999                                                                     141,052                 142,941
Other assets                                                                               4,199                   2,514
Separate account assets                                                                9,395,431               7,562,717
                                                                              ------------------------------------------------
Total assets                                                                         $11,287,557              $9,392,857
                                                                              ================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
  Future policy benefits:
    Annuity and interest sensitive life products                                        $991,442              $1,033,701
    Unearned revenue reserve                                                               6,828                   6,300
  Other policy claims and benefits                                                            68                       8
                                                                              ------------------------------------------------
                                                                                         998,338               1,040,009

Reciprocal loan from affiliate                                                            40,000                      --
Surplus notes                                                                            245,000                 245,000
Revolving note payable                                                                        --                   1,400
Due to affiliates                                                                          3,835                  12,651
Other liabilities                                                                         40,080                  53,231
Separate account liabilities                                                           9,395,431               7,562,717
                                                                              ------------------------------------------------
                                                                                      10,722,684               8,915,008

Commitments and contingencies

Stockholder's equity:
  Common stock, par value $10 per share, authorized, issued,
    and outstanding  250,000 shares                                                        2,500                   2,500
  Additional paid-in capital                                                             548,640                 468,640
  Accumulated other comprehensive loss                                                   (10,207)                 (9,154)
  Retained earnings                                                                       23,940                  15,863
                                                                              ------------------------------------------------
Total stockholder's equity                                                               564,873                 477,849
                                                                              ------------------------------------------------
Total liabilities and stockholder's equity                                           $11,287,557              $9,392,857
                                                                              ================================================


See accompanying notes.


                                                                 4



Condensed Consolidated Statements of Cash Flows (Unaudited):

                                                                                   For the Six              For the Six
                                                                                  Months Ended             Months Ended
                                                                                 June 30, 2000            June 30, 1999
                                                                            -------------------------------------------------
                                                                                           (DOLLARS IN THOUSANDS)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     $33,298                $(41,587)

INVESTING ACTIVITIES
Sale, maturity, or repayment of investments:
   Fixed maturities - available for sale                                                123,182                  90,910
   Equity securities                                                                      5,195                      --
   Mortgage loans on real estate                                                          3,281                   3,606
   Policy loans - net                                                                     1,732                      --
                                                                            -------------------------------------------------
                                                                                        133,390                  94,516

Acquisition of investments:
   Fixed maturities - available for sale                                               (100,936)               (100,242)
   Mortgage loans on real estate                                                         (8,887)                     --
   Policy loans - net                                                                        --                  (1,158)
   Short term investments - net                                                         (33,893)                (26,394)
                                                                            -------------------------------------------------
                                                                                       (143,716)               (127,794)
Net purchase of property and equipment                                                   (1,974)                 (5,324)
Issuance of reciprocal loan agreement receivables                                       (16,900)                     --
Receipt of repayment of reciprocal loan agreement receivables                            16,900                      --
                                                                            -------------------------------------------------
Net cash used in investing activities                                                   (12,300)                (38,602)

FINANCING ACTIVITIES
Proceeds from reciprocal loan agreement borrowings                                      177,900                 265,800
Repayment of reciprocal loan agreement borrowings                                      (137,900)               (265,800)
Proceeds from revolving note payable                                                     54,800                  56,345
Repayment of revolving note payable                                                     (56,200)                (56,295)
Receipts from annuity and interest sensitive life
   policies credited to account balances                                                355,662                 330,935
Return of account balances on annuity
   and interest sensitive life policies                                                 (87,841)                (66,732)
Net reallocations to Separate Accounts                                                 (412,150)               (261,404)
Contribution from parent                                                                 80,000                  80,000
                                                                            -------------------------------------------------
Net cash provided by (used in) financing activities                                     (25,729)                 82,849
                                                                            -------------------------------------------------

Increase (decrease) in cash and cash equivalents                                         (4,731)                  2,660

Cash and cash equivalents at beginning of period                                         14,380                   6,679
                                                                            -------------------------------------------------

Cash and cash equivalents at end of period                                               $9,649                  $9,339
                                                                            =================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                                $12,649                  $1,373


See accompanying notes.


                                                                 5

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This Form is being filed with the reduced disclosure format specified in General Instruction H(1) and (2) of Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Golden American Life Insurance Company's annual report on Form 10-K for the year ended December 31, 1999.

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

STATUTORY
Net loss for Golden American as determined in accordance with statutory accounting practices was $12,235,000 and $44,799,000 for the six months ended June 30, 2000 and 1999, respectively. Total statutory capital and surplus was $436,701,000 at June 30, 2000 and $368,928,000 at December 31, 1999.

RECLASSIFICATIONS
Certain amounts in the June 30, 1999, December 31, 1999, and March 31, 2000 financial statements have been reclassified to conform to the June 30, 2000 financial statement presentation.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. During the second quarters of 2000 and 1999, total comprehensive income (loss) for the Companies amounted to $6,428,000 and $(828,000), respectively, and $7,024,000 and $(2,077,000) for the six months ended June 30, 2000 and 1999, respectively. Included in these amounts are total comprehensive income (loss) for First Golden of $41,000 and $(226,000) for the second quarters of 2000 and 1999, respectively, and $110,000 and $(244,000) for the six months ended June 30, 2000 and 1999, respectively. Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(120,000) and $(2,348,000) during the second quarters of 2000 and 1999, respectively, and $(588,000) and $(2,052,000) during the six months ended June 30, 2000 and 1999, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for value of purchased insurance in force and deferred policy acquisition costs totaling $(1,200,000) and $584,000 for the second quarters of 2000 and 1999, respectively, and $(2,041,000) and $335,000 for the six months ended June 30, 2000 and 1999, respectively.

NOTE 3 -- INVESTMENTS

INVESTMENT VALUATION ANALYSIS: The Companies analyze the investment portfolio at least quarterly in order to determine if the carrying value of any investment has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary.

During the second quarter of 2000, Golden American determined that the carrying value of an impaired bond exceeded its estimated net realizable value. As a result, at June 30, 2000, Golden American recognized a total pre-tax loss of approximately $142,000 to reduce the carrying value of the bond to its net realizable value of $329,000.

During the second quarter of 1999, Golden American determined that the carrying value of two bonds exceeded their estimated net realizable value. As a result, at June 30, 1999, Golden American recognized a total pre-tax loss of $1,639,000 to reduce the carrying value of the bonds to their combined net realizable value of $1,137,000.

NOTE 4 -- RELATED PARTY TRANSACTIONS

OPERATING AGREEMENTS: Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Companies. DSI is authorized to enter into agreements with broker/dealers to distribute the Companies' variable insurance products and appoint representatives of the broker/dealers as agents. The Companies paid commissions to DSI totaling $53,398,000 and $109,252,000 in the second quarter and the first six months of 2000, respectively ($45,503,000 and $80,288,000, respectively, for the same periods of 1999).

Golden American provides certain managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the second quarter and six months ended June 30, 2000, the fee was $4,740,000 and $9,058,000, respectively ($2,281,000 and $4,096,000, respectively, for the same periods of 1999).

The Companies have an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Companies record a fee based on the value of the assets managed by ING IM. The fee is payable quarterly. For the second quarter and first six months of 2000, the Companies incurred fees of $616,000 and $1,274,000, respectively, under this agreement ($576,000 and $1,114,000, respectively, for the same periods of 1999).

Golden American has a guaranty agreement with Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate. In consideration of an annual fee, payable June 30, Equitable Life guarantees to Golden American that it will make funds available, if needed, to Golden American to pay the contractual claims made under the provisions of Golden American's life insurance and annuity contracts. The agreement is not, and nothing contained therein or done pursuant thereto by Equitable Life shall be deemed to constitute, a direct or indirect guaranty by Equitable Life of the payment of any debt or other obligation, indebtedness, or liability, of any kind or character whatsoever, of Golden American. The agreement does not guarantee the value of the underlying assets held in separate accounts in which funds of variable life insurance and variable annuity policies have been invested. The calculation of the annual fee is based on risk based capital. On June 30, 2000, Golden American incurred a fee of $7,000, under this agreement. No annual fee was paid in 1999.

Golden American provides certain advisory, computer, and other resources and services to Equitable Life. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $1,708,000 in the second quarter of 2000 and $3,276,000 for the first six months of 2000 ($262,000 and $661,000, respectively, for the same periods of 1999).

The Companies have a service agreement with Equitable Life in which Equitable Life provides administrative and financial related services. Under this agreement, the Companies incurred expenses of $355,000 in the second quarter of 2000 and $667,000 for the first six months of 2000 ($488,000 and $805,000, respectively, for the same periods of 1999).

The Companies provide resources and services to DSI. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $56,000 for the second quarter of 2000 and $108,000 for the first six months of 2000 ($241,000 and $483,000, respectively, for the same periods of 1999).

Golden American provides resources and services to ING Mutual Funds Management Co., LLC, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $165,000 for the second quarter of 2000 and $270,000 for the first six months of 2000 ($206,000 and $217,000, respectively, for the same periods of 1999).

Golden American provides resources and services to United Life & Annuity Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $149,000 for the second quarter of 2000 and $318,000 for the first six months of 2000.

The Companies provide resources and services to Security Life of Denver Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $56,000 for the second quarter of 2000 and $108,000 for the first six months of 2000.

The Companies provide resources and services to Southland Life Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $26,000 for the second quarter of 2000 and $52,000 for the first six months of 2000.

For the second quarter of 2000, the Companies received premiums, net of reinsurance, for variable products sold through 5 affiliates, Locust Street Securities, Inc. ("LSSI"), Vestax Securities Corporation ("Vestax"), DSI, Multi-Financial Securities Corporation ("Multi-Financial"), and IFG Network Securities, Inc. ("IFG"), of $9,500,000, $6,900,000, $100,000, $2,800,000, and
$1,500,000,  respectively ($45,700,000,  $32,600,000,  $651,000, $7,900,000, and
$6,000,000, respectively, for the same period of 1999). For the first six months of 2000, the Companies received premiums, net of reinsurance for variable products sold through 5 affiliates, LSSI, Vestax, DSI, Multi-Financial, and IFG of $67,000,000, $28,300,000, $800,000, $21,100,000, and $8,300,000, respectively
($75,300,000,    $59,100,000,    $2,300,000,    $13,400,000   and   $15,500,000,
respectively, for the same period of 1999).

MODIFIED COINSURANCE AGREEMENT: On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued in 2000, excluding those with an interest rate guarantee. The accompanying financial statements are presented net of the effects of the agreement.

RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998 and expires December 31, 2007, Golden American and ING AIH can borrow up to $65,000,000 from one another. Prior to lending funds to ING AIH, Golden American must obtain the approval of the Department of Insurance of the State of Delaware. Interest on any Golden American borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, Golden American incurred interest expense of $254,000 and $229,000 for the second quarters of 2000 and 1999, respectively, and $336,000 and $236,000 for the first six months of 2000 and 1999, respectively. Golden American received interest income of $0 for the second quarter of 2000 and $3,000 for the first six months of 2000. At June 30, 2000, Golden American had borrowings of $40,000,000 from ING AIH under this agreement.

SURPLUS NOTES:  On December 30, 1999,  Golden  American issued an 8.179% surplus note in the amount of $50,000,000 to Equitable Life. The note matures on December 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,022,000 for the second quarter of 2000 and $2,056,000 for the first six months of 2000.

On December 8, 1999, Golden American issued a 7.979% surplus note in the amount of $35,000,000 to First Columbine Life Insurance Company ("First Columbine"), an affiliate. The note matures on December 7, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $698,000 for the second quarter of 2000 and $1,575,000 for the first six months of 2000.

On September 30, 1999, Golden American issued a 7.75% surplus note in the amount of $75,000,000 to ING AIH. The note matures on September 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,453,000 for the second quarter of 2000 and $2,906,000 for the first six months of 2000. On December 30, 1999, ING AIH assigned the note to Equitable Life.

On December 30, 1998, Golden American issued a 7.25% surplus note in the amount of $60,000,000 to Equitable Life. The note matures on December 29, 2028. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,087,000 and $1,088,000 for the second quarters of 2000 and 1999, respectively, and $2,175,000 for the first six months of 2000, unchanged from the same period in 1999.

On December 17, 1996, Golden American issued an 8.25% surplus note in the amount of $25,000,000 to Equitable of Iowa Companies. The note matures on December 17, 2026. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made is subject to the prior approval of the Delaware Insurance
Commissioner. Golden American incurred interest totaling $515,000 for the quarter ended June 30, 2000, unchanged from the first quarter of 1999, and $1,031,000 for the first six months of 2000, unchanged from the first six months of 1999.

STOCKHOLDER'S EQUITY: During the second quarter of 2000 and first six months of 2000, Golden American received capital contributions from its Parent of $0 and $80,000,000, respectively ($60,000,000 and $80,000,000, respectively, for the same periods of 1999).

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At June 30, 2000, the Companies had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under its variable contracts as of December 31, 1999. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. At June 30, 2000 and December 31, 1999, the Companies had net receivables of $17,597,000 and $14,834,000, respectively, for reserve credits, reinsurance claims, or other receivables from these reinsurers comprised of $330,000 and $493,000, respectively, for claims recoverable from reinsurers, $1,306,000 and $1,201,000, respectively, for a payable for reinsurance premiums, and $18,573,000 and $15,542,000, respectively, for a receivable from an unaffiliated reinsurer. Included in the accompanying financial statements are net considerations to reinsurers of $5,271,000 for the second quarter of 2000 and $7,908,000 for the first six months of 2000 compared to $2,203,000 and $4,018,000 for the same periods in 1999. Also included in the accompanying financial statements are net policy benefits of $1,278,000 for the second quarter of 2000 and $1,835,000 for the first six months of 2000 compared to $718,000 and $1,439,000 for the same periods in 1999.

On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued in 2000, excluding those with an interest rate guarantee. At June 30, 2000, Golden American had a net receivable of $1,798,000 and received $110,000,000 cash for a total settlement of $111,798,000 under this agreement. The carrying value of the separate account liabilities covered under this agreement represent 10.3% of total separate account liabilities outstanding at June 30, 2000. Golden American remains liable to the extent Equitable Life does not meet its obligations under the agreement. The accompanying financial statements are presented net of the effects of the agreement.

Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty.

The reinsurance treaties that covered the nonstandard minimum guaranteed death benefits for new business have been terminated for business issued after December 31, 1999. The Companies are currently pursuing additional alternative reinsurance agreements for new business issued after December 31, 1999. There can be no assurance that such alternative agreements will be available. The reinsurance covering business in force at December 31, 1999 will continue to apply in the future.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Companies by life and health guaranty associations in most states in which the Companies are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially offset through a reduction in future premium taxes. The Companies cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums as well as its potential for premium tax offset. The Companies have established an undiscounted reserve to cover such assessments, review information regarding known failures, and revise estimates of future guaranty fund assessments. Accordingly, the Companies accrued and charged to expense an additional $1,000 in the second quarter and $2,000 in the first six months of 2000, respectively. At June 30, 2000 and December 31, 1999, the Companies have an undiscounted reserve of $2,450,000 and $2,444,000, respectively, to cover estimated future assessments (net of related anticipated premium tax offsets) and have established an asset totaling $682,000 and $618,000, respectively, for assessments paid which may be recoverable through future premium tax offsets. The Companies believe this reserve is sufficient to cover expected future guaranty fund assessments based upon previous premiums and known insolvencies at this time.

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

VULNERABILITY FROM CONCENTRATIONS: The Companies have various concentrations in the investment portfolio. As of June 30, 2000, the Companies had one investment (other than bonds issued by agencies of the United States government) exceeding ten percent of stockholder's equity. The Companies' asset growth, net investment income, and cash flow are primarily generated from the sale of variable insurance products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could have a severe impact on the Companies' financial condition. Two broker/dealers, each having at least ten percent of total sales, generated 24% of the Companies' sales during the second quarter of 2000 (28% by two broker/dealers in the same period of 1999). One broker/dealer generated 12% of the Companies' sales during the first six months of 2000 (29% by two broker/dealers in the same period of 1999). The Premium Plus product generated 74% and 75% of the Companies' sales during the second quarter of 2000 and first six months of 2000, respectively (79% and 77% in the same periods of 1999).

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Companies established revolving notes payable effective July 27, 1998 and expiring July 31, 1999 with SunTrust Bank, Atlanta (the "Bank"). As of July 31, 1999, the SunTrust Bank, Atlanta revolving note facilities were extended to July 31, 2000. The total amount the Companies may have outstanding is $85,000,000, of which Golden American and First Golden have individual credit sublimits of $75,000,000 and $10,000,000, respectively. The notes accrue interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Companies for the advance. The terms of the agreement require the Companies to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. During the quarters ended June 30, 2000 and 1999, the Companies incurred interest expense of $8,000 and $50,000, respectively. During the six months ended June 30, 2000 and 1999, the Companies incurred interest expense of $36,000 and $54,000, respectively. At June 30, 2000, the Companies did not have any borrowings under these agreements ($1,400,000 at December 31, 1999).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze the Golden American Life Insurance Company's ("Golden American") condensed consolidated results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources is provided. This analysis should be read jointly with the condensed consolidated financial statements, the related notes, and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report. Golden American reports financial results on a consolidated basis. The condensed consolidated financial statements include the accounts of Golden American and its subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Companies").

Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"). EIC is an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands.

RESULTS OF OPERATIONS
---------------------

PREMIUMS

                                                                    Percentage             Dollar
 Six Months Ended June 30                        2000                 Change               Change                 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                        (DOLLARS IN MILLIONS)
 Variable annuity premiums:
   Separate account                               $765.7                 (29.6)%           $(322.1)            $1,087.8
   Fixed account                                   353.6                   7.1                23.4                330.2
                                          -----------------------------------------------------------------------------------
 Total variable annuity premiums                 1,119.3                 (21.1)             (298.7)             1,418.0
 Variable life premiums                              1.0                 (78.1)               (3.7)                 4.7
                                          -----------------------------------------------------------------------------------
 Total premiums                                 $1,120.3                 (21.3)%           $(302.4)            $1,422.7
                                          ===================================================================================

For the Companies' variable contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment spread and product charges.

Variable annuity separate account premiums decreased 29.6% during the first six months of 2000 compared to the same period of 1999. Excluded from the variable annuity separate account premiums above are $923.5 million and $50.7 million for the first six months of 2000 and 1999, respectively, related to modified coinsurance agreements.

Variable life premiums decreased 78.1% in the first six months of 2000 from the same period of 1999. In August 1999, Golden American discontinued offering variable life products.

Premiums, net of reinsurance, for variable products from a significant broker/dealer having at least ten percent of total sales for the six months ended June 30, 2000 totaled $131.4 million, or 12% of total premiums ($406.6 million, or 29% from two significant broker/dealers for the six months ended June 30, 1999).

REVENUES

                                                                        Percentage      Dollar
 Six Months Ended June 30                            2000                 Change        Change              1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                          (DOLLARS IN MILLIONS)
 Annuity and interest sensitive
    life product charges                             $72.0                  106.9%        $37.2             $34.8
 Management fee revenue                                9.0                  121.2           4.9               4.1
 Net investment income                                31.8                   12.8           3.7              28.1
 Realized losses on investments                       (2.6)                  53.6          (0.9)             (1.7)
 Net income from modified coinsurance
    agreements                                       115.8                2,024.9         110.3               5.5
 Other income                                          0.9                   26.2           0.2               0.7
                                           ----------------------------------------------------------------------------------
                                                    $226.9                  217.3%       $155.4             $71.5
                                           ==================================================================================

Total revenues increased 217.3% in the first six months of 2000 from the same period in 1999. Annuity and interest sensitive life product charges increased 106.9% in the first six months of 2000 due to additional fees earned from the increasing block of business under management in the variable separate accounts.

Golden American provides certain managerial and supervisory services to Directed Services, Inc. ("DSI"). The fee paid to Golden American for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $9.0 million and $4.1 million for the first six months of 2000 and 1999, respectively.

Net investment income increased 12.8% in the first six months of 2000 due to growth in invested assets from June 30, 1999. The Companies had $2.6 million of realized losses on the sale of investments in the first six months of 2000 on the sale of fixed maturities and the writedown of an impaired investment, compared to losses of $1.7 million in the same period of 1999 related to the writedown of two fixed maturities.

Net income from modified coinsurance agreements increased by $110.3 million to $115.8 million for the first six months of 2000 as compared to the first six months of 1999. This was primarily due to a modified coinsurance agreement which was entered into during the second quarter of 2000, with an affiliate, Equitable Life Insurance Company of Iowa ("Equitable Life"), covering a part of business issued in 2000. This reinsurance agreement contributed $111.8 million to other income in the second quarter of 2000, which was offset by a corresponding release of deferred policy acquisition costs and reimbursement of non-deferrable costs related to policies reinsured under this agreement.

EXPENSES

Total insurance benefits and expenses increased $138.6 million, or 214.8%, to $203.1 million in the first six months of 2000. Interest credited to account balances increased $20.0 million, or 24.3%, to $102.4 million in the first six months of 2000. The premium credit on the Premium Plus product increased $22.3 million to $73.5 million at June 30, 2000 resulting in an increase in interest credited during the first six months of 2000 compared to the same period in 1999. The bonus interest on the fixed account decreased $2.3 million to $4.8 million at June 30, 2000 resulting in a decrease in interest credited during the first six months of 2000 compared to the same period in 1999. The remaining increase in interest credited relates to higher account balances associated with the Companies' fixed account options within the variable products relative to the balances at June 30, 1999.

Commissions increased $28.9 million, or 34.8%, to $112.2 million in the first six months of 2000. Insurance taxes, state licenses, and fees increased $0.4 million, or 15.9%, to $2.9 million in the first six months of 2000. Changes in commissions and insurance taxes, state licenses, and fees are generally related to changes in the level and composition of variable product sales. Insurance taxes, state licenses, and fees are impacted by several other factors, which include an increase in FICA taxes primarily due to incentive bonuses. Most costs incurred as the result of new sales have been deferred, thus having very little impact on current earnings.

General expenses increased $11.4 million, or 39.6%, to $40.2 million in the first six months of 2000. Management expects general expenses to continue to increase in 2000 as a result of the emphasis on expanding the salaried wholesaler distribution network, the growth in sales, and the increased amounts in force. The Companies use a network of wholesalers to distribute products, and the salaries and sales bonuses of these wholesalers are included in general expenses. The portion of these salaries and related expenses that varies directly with production levels is deferred thus having little impact on current earnings. The increase in general expenses was partially offset by reimbursements received from the following affiliates: DSI, Equitable Life, ING Mutual Funds Management Co., LLC, Security Life of Denver Insurance Company, Southland Life Insurance Company, and United Life & Annuity Insurance Company, for certain advisory, computer, and other resources and services provided by the Companies.

During the first six months of 2000 and 1999, value of purchased insurance in force ("VPIF") was adjusted to increase amortization by $0.7 million in each period, respectively, to reflect changes in the assumptions related to the timing of estimated gross profits. Amortization of deferred policy acquisition costs ("DPAC") increased $25.0 million, or 233.8%, in the first six months of 2000. This increase resulted from the deferral of expenses associated with the large sales volume experienced since June 30, 1999. Deferred policy acquisition costs decreased $52.3 million or 34.8% in the first six months of 2000. During the second quarter of 2000, a modified coinsurance agreement was entered into which resulted in a $109.3 million release of previously deferred policy acquisition costs. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of June 30, 2000 is $1.9 million for the remainder of 2000, $3.5 million in 2001, $3.3 million in 2002, $2.8 million in 2003, $2.2 million in 2004, and $1.7 million in 2005. Actual amortization may vary based upon changes in assumptions and experience.

Interest expense increased 189.4%, or $6.6 million, to $10.1 million in the first six months of 2000. Interest expense on a $25 million surplus note issued December 1996 and expiring December 2026 was $1.0 million for the first six months of 2000, unchanged from the same period of 1999. Interest expense on a $60 million surplus note issued in December 1998 and expiring December 2028 was $2.2 million for the first six months of 2000, unchanged from the same period of 1999. Interest expense on a $75 million surplus note, issued September 1999 and expiring September 2029 was $2.9 million for the first six months of 2000. Interest expense on a $50 million surplus note, issued December 1999 and expiring December 2029 was $2.1 million for the first six months of 2000. Interest expense on a $35 million surplus note issued December 1999 and expiring December 2029 was $1.6 million for the first six months of 2000. Golden American also paid $0.3 million in 2000 and $0.2 million in 1999 to ING America Insurance Holdings, Inc. ("ING AIH") for interest on a reciprocal loan agreement. Interest expense on a revolving note payable with SunTrust Bank, Atlanta was $36,000 and $54,000 for the first six months of 2000 and 1999, respectively.

INCOME

Net income was $8.1 million for the first six months of 2000, an increase of $6.7 million, or 468.0% from the same period of 1999.

Comprehensive income for the first six months of 2000 was $7.0 million, an increase of $9.1 million from comprehensive loss of $2.1 million in the same period of 1999.

FINANCIAL CONDITION
-------------------

INVESTMENTS

The financial statement carrying value and amortized cost basis of the Companies' total investments increased slightly during the first six months of 2000. All of the Companies' investments, other than mortgage loans on real estate, are carried at fair value in the Companies' financial statements. The increase in the carrying value of the Companies' investment portfolio was due to changes in unrealized appreciation and depreciation of investments as well as net purchases. Growth in the cost basis of the Companies' investment portfolio resulted from the investment of premiums from the sale of the Companies' fixed account options, net of transfers to the separate accounts. The Companies manage the growth of insurance operations in order to maintain adequate capital ratios. To support the fixed account options of the Companies' variable insurance products, cash flow is invested primarily in fixed maturities and mortgage loans on real estate.

At June 30, 2000, the Companies had no investments in default. At June 30, 2000, the Companies' investments had a yield of 6.7%. The Companies estimate the total investment portfolio, excluding policy loans, had a fair value approximately equal to 97.6% of amortized cost value at June 30, 2000.

FIXED MATURITIES: At June 30, 2000, the Companies had fixed maturities with an amortized cost of $832.2 million and an estimated fair value of $809.5 million. The Companies classify 100% of securities as available for sale. Net unrealized depreciation of fixed maturities of $22.7 million was comprised of gross appreciation of $0.6 million and gross depreciation of $23.3 million. Net unrealized holding losses on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes of $7.0 million, were included in stockholder's equity at June 30, 2000.

The individual securities in the Companies' fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($545.4 million or 65.5%), that are rated BBB+ to BBB- by Standard & Poor's ($136.4 million or 16.4%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to B- by Standard & Poor's ($53.8 million or 6.5%). Securities not rated by Standard & Poor's had a National

Association of Insurance Commissioners ("NAIC") rating of 1, 2, 3, 4, or 5 ($96.6 million or 11.6%). The Companies' fixed maturity investment portfolio had a combined yield at amortized cost of 6.7% at June 30, 2000.

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

At June 30, 2000, the amortized cost value of the Companies' total investments in below investment grade securities, excluding mortgage-backed securities, was $67.3 million, or 6.3%, of the Companies' investment portfolio. The Companies intend to purchase additional below investment grade securities, but do not expect the percentage of the portfolio invested in such securities to exceed 10% of the investment portfolio. At June 30, 2000, the yield at amortized cost on the Companies' below investment grade portfolio was 8.1% compared to 6.4% for the Companies' investment grade corporate bond portfolio. The Companies estimate the fair value of the below investment grade portfolio was $63.8 million, or 94.8% of amortized cost value, at June 30, 2000.

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

During the first six months of 2000, fixed maturities designated as available for sale with a combined amortized cost of $125.7 million were sold, called, or repaid by their issuers. In total, net pre-tax losses from sales, calls, and repayments of fixed maturity investments amounted to $2.5 million in the first six months of 2000.

During the second quarter of 2000, Golden American determined that the carrying value of an impaired bond exceeded its estimated net realizable value. As a result, at June 30, 2000, Golden American recognized a total pre-tax loss of approximately $142,000 to reduce the carrying value of the bond to its net realizable value of $329,000.

EQUITY SECURITIES: Equity securities represent 0.9% of the Companies' investment portfolio. At June 30, 2000, the Companies owned equity securities with a cost of $9.7 million and an estimated fair value of $10.5 million. Net unrealized appreciation of equity securities was comprised entirely of gross appreciation of $0.8 million. Equity securities are primarily comprised of investments in shares of the mutual funds underlying the Companies' registered separate accounts.

MORTGAGE LOANS ON REAL ESTATE: Mortgage loans on real estate represent 9.9% of the Companies' investment portfolio. Mortgages outstanding were $105.5 million at June 30, 2000 with an estimated fair value of $101.9 million. The Companies' mortgage loan portfolio includes 59 loans with an average size of $1.8 million and average seasoning of 0.6 years if weighted by the number of loans. The Companies' mortgage loans on real estate are typically secured by occupied buildings in major metropolitan locations and not speculative developments and are diversified by type of property and geographic location. At June 30, 2000, the yield on the Companies' mortgage loan portfolio was 7.3%.

At June 30, 2000, no mortgage loan on real estate was delinquent by 90 days or more. The Companies' loan investment strategy is consistent with other life insurance subsidiaries of ING in the United States. The insurance subsidiaries of EIC have experienced a historically low default rate in their mortgage loan portfolios.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses, premium credits, and other expenses related to production after October 24, 1997 ("ING merger date"). The Companies' previous balances of DPAC and VPIF were eliminated as of the ING merger date, and an asset representing VPIF was established for all policies in force at the ING merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Companies' products are deferred and amortized. During the second quarter of 2000, a modified coinsurance agreement was entered into which resulted in a $109.3 million release of previously deferred policy acquisition costs. At June 30, 2000, the Companies had DPAC and VPIF balances of $590.8 million and $29.5 million, respectively.

Goodwill totaling $151.1 million, representing the excess of the acquisition cost over the fair value of net assets acquired, was established as a result of the merger with ING. Accumulated amortization of goodwill through June 30, 2000 was $10.1 million.

Other assets increased $1.7 million from December 31, 1999, due to increases in a receivable from the separate account and prepaid expenses.

At June 30, 2000, the Companies had $9.4 billion of separate account assets compared to $7.6 billion at December 31, 1999. The increase in separate account assets resulted from market appreciation, transfers from the fixed account options, and sales of the Companies' variable annuity products, net of redemptions.

At June 30, 2000, the Companies had total assets of $11.3 billion, a 20.2% increase from December 31, 1999.

LIABILITIES

Future policy benefits for annuity and interest sensitive life products decreased 4.1%, to $0.9 billion. Market appreciation, transfers from the fixed account options, and premiums, net of redemptions, accounted for the $1.8 billion, or 24.2%, increase in separate account liabilities to $9.4 billion at June 30, 2000.

On December 30, 1999, Golden American issued a $50 million, 8.179% surplus note to Equitable Life, which matures on December 29, 2029. On December 8, 1999, Golden American issued a $35 million, 7.979% surplus note to First Columbine Life Insurance Company, an affiliate, which matures on December 7, 2029. On September 30, 1999, Golden American issued a $75 million, 7.75% surplus note to ING AIH, which matures on September 29, 2029. On December 30, 1999, ING AIH assigned the surplus note to Equitable Life. On December 30, 1998, Golden American issued a $60 million, 7.25% surplus note to Equitable Life, which matures on December 29, 2028. On December 17, 1996, Golden American issued a $25 million, 8.25% surplus note to Equitable of Iowa Companies, which matures on December 17, 2026. As a result of the ING merger, the surplus note is now payable to EIC.

Due to affiliates decreased $8.8 million or 69.7% to $3.8 million during the first six months of 2000 due to declines in payables to related party broker/dealers and a decrease in accrued interest on related party surplus notes.

Other liabilities decreased $13.2 million or 24.7% to $40.1 million during the first six months of 2000 due to the timing of the application and settlement of policy payments and account transfers, as well as the timing of the settlement of investment transactions.

In conjunction with the volume of variable annuity sales, the Companies' total liabilities increased $1.8 billion, or 20.3%, during first six months 2000 and totaled $10.7 billion at June 30, 2000.

The effects of inflation and changing prices on the Companies' financial position are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in stockholder's equity when monetary assets exceed monetary liabilities.

STOCKHOLDER'S EQUITY

Additional paid-in capital increased $80.0 million, or 17.1%, from December 31, 1999 to $548.6 million at June 30, 2000, due to a capital contribution from the Parent.

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

Net cash provided by operating activities was $33.3 million in the first six months of 2000 compared to net cash used of $41.6 million in the same period of 1999. The Companies have predominantly had negative cash flows from operating activities since Golden American started issuing variable insurance products in 1989. These negative operating cash flows result primarily from the funding of commissions and other deferrable expenses related to the continued growth in the variable annuity products; however, during the second quarter of 2000, Golden American received $110.0 million in conjunction with the modified coinsurance agreement with an affiliate, resulting in positive cash flow from operating activities.

Net cash used in investing activities was $12.3 million during the first six months of 2000 compared to $38.6 million in the same period of 1999. This decrease is primarily due to greater net sales of fixed maturities and equity securities, which were partially offset by an increase in net purchases of short term investments during the first six months of 2000 than in the same period of 1999. Net sales of fixed maturities reached $22.2 million during the first six months of 2000 compared to net purchases of $9.3 million in the same period of 1999. Net purchases of short term investments reached $33.9 million in the first six months of 2000 versus $26.4 million during the same period in 1999. Net purchases of mortgage loans on real estate were $5.6 million during the first six months of 2000 versus net sales of $3.6 million during the first six months of 1999.

Net cash used in financing activities was $25.7 million during the first six months of 2000 compared to net cash provided by financing activities of $82.8 million during the same period in 1999. The increase in net reallocations to the Companies' separate accounts, which increased to $412.2 million from $261.4 million during the prior year, contributed to the decrease. Net reciprocal loan agreement borrowings of $40.0 million during the first six months of 2000 provided cash to the Companies.

The Companies' liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. Golden American maintains a $65.0 million reciprocal loan agreement with ING AIH and the Companies have established an $85.0 million revolving note facility with SunTrust Bank, Atlanta which expired on July 31, 2000. As of July 31, 2000, the SunTrust Bank, Atlanta revolving note facility was extended to July 30, 2001. Management believes that these sources of liquidity are adequate to meet the Companies' short-term cash obligations.

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

During the first quarter of 1999, Golden American's operations were moved to a new site in West Chester, Pennsylvania. Golden American occupies 105,000 square feet of leased space; an affiliate occupies 20,000 square feet. Golden American's New York subsidiary is housed in leased space in New York, New York. The Companies intend to spend approximately $1.0 million on capital needs during the remainder of 2000.

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

REINSURANCE: At June 30, 2000, Golden American had reinsurance treaties with four unaffiliated reinsurers and two affiliated reinsurers covering a significant portion of the mortality risks under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued in 2000, excluding those with an interest rate guarantee.

The reinsurance treaties that covered the nonstandard minimum guaranteed death benefits for new business have been terminated for business issued after December 31, 1999. The Companies are currently pursuing additional alternative reinsurance arrangements for new business issued after December 31, 1999. There can be no assurance that such alternative arrangements will be available. The reinsurance covering business in force at December 31, 1999 will continue to apply in the future.

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

DATE:   August 11, 2000    GOLDEN AMERICAN LIFE INSURANCE COMPANY





                           By/s/ E. Robert Koster
                                ------------------------------------------------
                           E. Robert Koster
                           Senior Vice President and Chief Financial Officer (Principal Financial Officer)


                           By/s/ Cheryl L. Harding
                                ------------------------------------------------
                           Cheryl L. Harding
                           Assistant Vice President and Chief Accounting Officer (Principal Accounting Officer)



                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six Months Ended June 30, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

2        PLAN OF MERGER
           (a)     Agreement and Plan of Merger dated as of July 7, 1997, among ING Groep N.V.,
                   PFHI Holdings, Inc., and Equitable of Iowa Companies ("Equitable") (incorporated
                   by reference from Exhibit 2 in Equitable's Form 8-K filed July 11, 1997).............................     __

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six Months Ended June 30, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six Months Ended June 30, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six Months Ended June 30, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (f)      Participation Agreement between Golden American and The Galaxy VIP Fund
                   (incorporated by reference from Exhibit 10(i) to a Registration Statement for
                   Golden  American on Form S-1 filed with the SEC on or about April 25, 2000
                   (File No. 333-95457))................................................................................     __

          (g)      Asset Management Agreement, dated January 20, 1998, between Golden American and ING
                   Investment Management LLC (incorporated by reference from Exhibit 10(f) to Golden
                   American's Form 10-Q filed with the SEC on August 14, 1998 (File No. 33-87272))......................     __

          (h)      Reciprocal Loan Agreement, dated January 1, 1998, as amended March 20, 1998, between
                   Golden  American  and ING  America Insurance Holdings, Inc. (incorporated by reference from Exhibit 10(g) to Golden American's Form 10-Q filed with the SEC on
                   August 14, 1998 (File No. 33-87272)).................................................................     __

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six Months Ended June 30, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (s)      Reinsurance Agreement, dated June 30, 2000, between Golden American Life
                   Insurance Company and Equitable Life Insurance Company of Iowa.......................................     26

          (t)      Renewal of Revolving Note Payable, dated July 31, 2000, between Golden American
                   and SunTrust Bank, Atlanta...........................................................................     53


27        FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)..............................................................     __


