Form 10-Q
period 2000-09-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2000-11-14
CIK 836658

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 --------- FORM 10-Q (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000 ----------------------------------------- OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to ------------------ ------------------ Commission file number 33-87272, 333-51353, 333-28765, 333-28681, 333-28743, ------------------------------------------------------- 333-35592, 333-95511, 333-30186, 333-40596,333-33924 ------------------------------------------------------- 333-51949, 333-65009, 333-66745, 333-76941,333-76945 ------------------------------------------------------- 333-95457 ------------------------------------------------------- GOLDEN AMERICAN LIFE INSURANCE COMPANY -------------------------------------------------------------------------------- (Exact name of registrant as specified in its charter) Delaware 41-0991508 -------------------------------------------------------------------------------- (State or other jurisdiction of (IRS employer identification no.) incorporation or organization) 1475 Dunwoody Drive, West Chester, Pennsylvania 19380-1478 -------------------------------------------------------------------------------- (Address of principal executive offices) (Zip code) Registrant's telephone number, including area code (610) 425-3400 ----------------------------- -------------------------------------------------------------------------------- Former name, former address and formal fiscal year, if changed since last report Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of November 13, 2000. NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2). Exhibit index - Page 22 Page 1 of 28
FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS. Person for whom the Financial Information is given: Golden American Life Insurance Company Condensed Consolidated Statements of Operations (Unaudited): For the Three For the Three Months Ended Months Ended September 30, 2000 September 30, 1999 ------------------------------------------------------- (Dollars in thousands) Revenues: Annuity and interest sensitive life product charges $34,917 $20,412 Management fee revenue 6,521 2,659 Net investment income 16,121 14,513 Realized losses on investments (1,909) (498) Net income from modified coinsurance agreement 104,457 995 Other income 353 264 ------------------------------------------------------- 160,460 38,345 Insurance benefits and expenses: Annuity and interest sensitive life benefits: Interest credited to account balances 44,832 42,977 Benefit claims incurred in excess of account balances 872 1,727 Underwriting, acquisition, and insurance expenses: Commissions 47,947 51,359 General expenses 21,015 18,764 Insurance taxes, state licenses, and fees 1,137 871 Policy acquisition costs released (deferred) 9,971 (94,852) Amortization: Deferred policy acquisition costs 13,770 8,986 Value of purchased insurance in force 903 1,572 Goodwill 945 945 ------------------------------------------------------- 141,392 32,349 Interest expense 4,861 2,056 ------------------------------------------------------- 146,253 34,405 ------------------------------------------------------- Income before income taxes 14,207 3,940 Income taxes 4,200 1,811 ------------------------------------------------------- Net income $10,007 $2,129 ======================================================= See accompanying notes. 2
Condensed Consolidated Statements of Operations (Unaudited): For the Nine For the Nine Months Ended Months Ended September 30, 2000 September 30, 1999 ------------------------------------------------------- (Dollars in thousands) Revenues: Annuity and interest sensitive life product charges $106,892 $55,195 Management fee revenue 15,579 6,755 Net investment income 47,896 42,671 Realized losses on investments (4,546) (2,215) Net income from modified coinsurance agreements 220,249 6,443 Other income 1,287 1,005 ------------------------------------------------------- 387,357 109,854 Insurance benefits and expenses: Annuity and interest sensitive life benefits: Interest credited to account balances 147,277 125,404 Benefit claims incurred in excess of account balances 4,083 3,452 Underwriting, acquisition, and insurance expenses: Commissions 160,105 134,585 General expenses 61,194 47,551 Insurance taxes, state licenses, and fees 4,047 3,382 Policy acquisition costs deferred (87,753) (244,840) Amortization: Deferred policy acquisition costs 49,527 19,699 Value of purchased insurance in force 3,181 4,803 Goodwill 2,834 2,834 ------------------------------------------------------- 344,495 96,870 Interest expense 14,976 5,552 ------------------------------------------------------- 359,471 102,422 ------------------------------------------------------- Income before income taxes 27,886 7,432 Income taxes 9,802 3,881 ------------------------------------------------------- Net income $18,084 $3,551 ======================================================= See accompanying notes. 3
Condensed Consolidated Balance Sheets (Unaudited): September 30, 2000 December 31, 1999 ------------------------------------------------ ASSETS (Dollars in thousands, except per share data) Investments: Fixed maturities, available for sale, at fair value (cost: 2000-$798,855; 1999-$858,052) $784,780 $835,321 Equity securities, at fair value (cost: 2000 - $9,671; 1999 - $14,952) 8,832 17,330 Mortgage loans on real estate 104,537 100,087 Policy loans 13,126 14,157 Short-term investments 117,757 80,191 ------------------------------------------------ Total investments 1,029,032 1,047,086 Cash and cash equivalents 9,979 14,380 Reinsurance recoverable 19,362 14,834 Reinsurance recoverable from affiliate -- -- Due from affiliates 9,768 637 Accrued investment income 11,511 11,198 Deferred policy acquisition costs 564,004 528,957 Value of purchased insurance in force 28,881 31,727 Current income taxes recoverable -- 35 Deferred income tax asset 13,546 21,943 Property and equipment, less allowances for depreciation of $4,857 in 2000 and $3,229 in 1999 14,153 13,888 Goodwill, less accumulated amortization of $11,020 in 2000 and $8,186 in 1999 140,107 142,941 Other assets 3,733 2,514 Separate account assets 9,991,861 7,562,717 ------------------------------------------------ Total assets $11,835,937 $9,392,857 =============================================== LIABILITIES AND STOCKHOLDER'S EQUITY Policy liabilities and accruals: Future policy benefits: Annuity and interest sensitive life products $939,865 $1,033,701 Unearned revenue reserve 6,914 6,300 Other policy claims and benefits 35 8 ------------------------------------------------ 946,814 1,040,009 Reciprocal loan from affiliate -- -- Surplus notes 245,000 245,000 Revolving note payable -- 1,400 Due to affiliates 25,062 12,651 Current income taxes payable 289 -- Other liabilities 47,257 53,231 Separate account liabilities 9,991,861 7,562,717 ------------------------------------------------ 11,256,283 8,915,008 Commitments and contingencies (note 5) Stockholder's equity: Common stock, par value $10 per share, authorized, issued, and outstanding 250,000 shares 2,500 2,500 Additional paid-in capital 548,640 468,640 Accumulated other comprehensive loss (5,433) (9,154) Retained earnings 33,947 15,863 ------------------------------------------------ Total stockholder's equity 579,654 477,849 ------------------------------------------------ Total liabilities and stockholder's equity $11,835,937 $9,392,857 ================================================ See accompanying notes. 4
Condensed Consolidated Statements of Cash Flows (Unaudited): For the Nine For the Nine Months Ended Months Ended September 30, 2000 September 30, 1999 ------------------------------------------------- (Dollars in thousands) NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES $142,933 $(60,026) INVESTING ACTIVITIES Sale, maturity, or repayment of investments: Fixed maturities - available for sale 158,731 170,548 Equity securities 5,196 -- Mortgage loans on real estate 5,118 4,241 Policy loans - net 837 -- ------------------------------------------------- 169,882 174,789 Acquisition of investments: Fixed maturities - available for sale (105,606) (250,277) Mortgage loans on real estate (9,786) (1,034) Policy loans - net - (1,682) Short term investments - net (37,567) (25,367) ------------------------------------------------- (152,959) (278,360) Net purchase of property and equipment (1,898) (7,700) Issuance of reciprocal loan agreement receivables (16,900) -- Receipt of repayment of reciprocal loan agreement receivables 16,900 -- ------------------------------------------------- Net cash provided by (used in) investing activities 15,025 (111,271) FINANCING ACTIVITIES Proceeds from reciprocal loan agreement borrowings 177,900 488,950 Repayment of reciprocal loan agreement borrowings (177,900) (488,950) Proceeds from revolving note payable 66,100 131,595 Repayment of revolving note payable (67,500) (131,595) Proceeds from surplus notes - 75,000 Receipts from annuity and interest sensitive life policies credited to account balances 506,412 540,464 Return of account balances on annuity and interest sensitive life policies (126,803) (98,715) Net reallocations to Separate Accounts (620,568) (439,223) Contribution from parent 80,000 100,000 ------------------------------------------------- Net cash provided by (used in) financing activities (162,359) 177,526 ------------------------------------------------- Increase (decrease) in cash and cash equivalents (4,401) 6,229 Cash and cash equivalents at beginning of period 14,380 6,679 ------------------------------------------------- Cash and cash equivalents at end of period $9,979 $12,908 ================================================= SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for Interest $18,068 $5,078 Taxes $28 $10 See accompanying notes. 5
NOTE 1 -- BASIS OF PRESENTATION The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This Form is being filed with the reduced disclosure format specified in General Instruction H(1) and (2) of Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Golden American Life Insurance Company's annual report on Form 10-K for the year ended December 31, 1999. CONSOLIDATION The condensed consolidated financial statements include Golden American Life Insurance Company ("Golden American") and its wholly owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and with Golden American, collectively, the "Companies"). All significant intercompany accounts and transactions have been eliminated. ORGANIZATION Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"). EIC is an indirect wholly owned subsidiary of ING Groep N.V., a global financial services holding company based in The Netherlands. STATUTORY Net loss for Golden American as determined in accordance with statutory accounting practices was $6,017,000 and $75,508,000 for the nine months ended September 30, 2000 and 1999, respectively. Total statutory capital and surplus was $441,698,000 at September 30, 2000 and $368,928,000 at December 31, 1999. RECLASSIFICATIONS Certain amounts in the prior period financial statements have been reclassified to conform to the September 30, 2000 financial statement presentation. NOTE 2 -- COMPREHENSIVE INCOME Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. During the third quarters of 2000 and 1999, total comprehensive income (loss) for the Companies amounted to $14,781,000 and $2,059,000, respectively, and $21,805,000 and $(18,000) for the nine months ended September 30, 2000 and 1999, respectively. Included in these amounts are total comprehensive income (loss) for First Golden of $549,000 and $(14,000) for the third quarters of 2000 and 1999, respectively, and $659,000 and $(258,000) for the nine months ended September 30, 2000 and 1999, respectively. Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(834,000) and $(460,000) during the third quarters of 2000 and 1999, respectively, and $(1,422,000) and $(2,512,000) during the nine months ended September 30, 2000 and 1999, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for value of purchased insurance in force and deferred policy acquisition costs totaling $(1,080,000) and $(38,000) for the third quarters of 2000 and 1999, respectively, and $(3,121,000) and $297,000 for the nine months ended September 30, 2000 and 1999, respectively. 6 NOTE 3 -- INVESTMENTS INVESTMENT VALUATION ANALYSIS: The Companies analyze the investment portfolio at least quarterly in order to determine if the carrying value of any investment has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when impairment in value appears to be other than temporary. During the second quarter of 2000, Golden American determined that the carrying value of an impaired bond exceeded its estimated net realizable value. As a result, at June 30, 2000, Golden American recognized a total pre-tax loss of approximately $142,000 to reduce the carrying value of the bond to its net realizable value of $329,000 at June 30, 2000. During the third quarter of 1999, Golden American determined that the carrying value of two bonds exceeded their estimated net realizable value. As a result, at September 30, 1999, Golden American recognized a total pre-tax loss of $1,639,000 to reduce the carrying value of the bonds to their combined net realizable value of $1,137,000. NOTE 4 -- RELATED PARTY TRANSACTIONS OPERATING AGREEMENTS: Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Companies. DSI is authorized to enter into agreements with broker/dealers to distribute the Companies' variable insurance products and appoint representatives of the broker/dealers as agents. The Companies paid commissions to DSI totaling $47,073,000 and $156,325,000 in the third quarter and the first nine months of 2000, respectively ($50,131,000 and $130,419,000, respectively, for the same periods of 1999). Golden American provides certain managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the third quarter and nine months ended September 30, 2000, the fee was $6,521,000 and $15,579,000, respectively ($2,659,000 and $6,755,000, respectively, for the same periods of 1999). The Companies have an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Companies record a fee based on the value of the assets managed by ING IM. The fee is payable quarterly. For the third quarter and first nine months of 2000, the Companies incurred fees of $596,000 and $1,870,000, respectively, under this agreement ($523,000 and $1,637,000, respectively, for the same periods of 1999). Golden American has a guaranty agreement with Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate. In consideration of an annual fee, payable September 30, Equitable Life guarantees to Golden American that it will make funds available, if needed, to Golden American to pay the contractual claims made under the provisions of Golden American's life insurance and annuity contracts. The agreement is not a direct or indirect guaranty by Equitable Life of the payment of any debt or other obligation, indebtedness, or liability of Golden American. The agreement does not guarantee the value of the underlying assets held in separate accounts in which funds of variable life insurance and variable annuity policies have been invested. The calculation of the annual fee is based on risk based capital. On September 30, 2000, Golden American incurred a fee of $7,000, under this agreement. No annual fee was paid in 1999. Golden American provides certain advisory, computer, and other resources and services to Equitable Life. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $1,534,000 in the third quarter of 2000 and $4,810,000 for the first nine months of 2000 ($237,000 and $898,000, respectively, for the same periods of 1999). The Companies have a service agreement with Equitable Life in which Equitable Life provides administrative and financial related services. Under this agreement, the Companies incurred expenses of $339,000 in the third quarter of 2000 and $1,006,000 for the first nine months of 2000 ($50,000 and $855,000 respectively, for the same periods of 1999). 7 The Companies provide resources and services to DSI. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $54,000 for the third quarter of 2000 and $162,000 for the first nine months of 2000 ($276,000 and $759,000 respectively, for the same periods of 1999). Golden American provides resources and services to ING Mutual Funds Management Co., LLC, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $117,000 for the third quarter of 2000 and $387,000 for the first nine months of 2000 ($159,000 and $376,000, respectively, for the same periods of 1999). Golden American provides resources and services to United Life & Annuity Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $145,000 for the third quarter of 2000 and $463,000 for the first nine months of 2000. The Companies provide resources and services to Security Life of Denver Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $65,000 for the third quarter of 2000 and $173,000 for the first nine months of 2000. The Companies provide resources and services to Southland Life Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $26,000 for the third quarter of 2000 and $78,000 for the first nine months of 2000. For the third quarter of 2000, the Companies received premiums, net of reinsurance, for variable products sold through five affiliates, Locust Street Securities, Inc. ("LSSI"), Vestax Securities Corporation ("Vestax"), DSI, Multi-Financial Securities Corporation ("Multi-Financial"), and IFG Network Securities, Inc. ("IFG"), of $6,000,000, $700,000, $0, $2,100,000, and $2,700,000, respectively ($46,600,000, $12,900,000, $0, $11,000,000, and $4,300,000, respectively, for the same period of 1999). For the first nine months of 2000, the Companies received premiums, net of reinsurance for variable products sold through five affiliates, LSSI, Vestax, DSI, Multi-Financial, and IFG of $73,000,000, $29,000,000, $800,000, $23,200,000, and $11,000,000, respectively ($121,900,000, $72,000,000, $2,300,000, $24,400,000 and $20,000,000, respectively, for the same period of 1999). MODIFIED COINSURANCE AGREEMENT: On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued in 2000, excluding those with an interest rate guarantee. The accompanying financial statements are presented net of the effects of the agreement. RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998 and expires December 31, 2007, Golden American and ING AIH can borrow up to $65,000,000 from one another. Prior to lending funds to ING AIH, Golden American must obtain the approval of the Department of Insurance of the State of Delaware. Interest on any Golden American borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.1%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, Golden American incurred interest expense of $91,000 and $397,000 for the third quarters of 2000 and 1999, respectively, and $427,000 and $633,000 for the first nine months of 2000 and 1999, respectively. At September 30, 2000, Golden American had no borrowings from ING AIH under this agreement. SURPLUS NOTES: On December 30, 1999, Golden American issued an 8.179% surplus note in the amount of $50,000,000 to Equitable Life. The note matures on December 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,020,000 for the third quarter of 2000 and $3,076,000 for the first nine months of 2000. 8 On December 8, 1999, Golden American issued a 7.979% surplus note in the amount of $35,000,000 to First Columbine Life Insurance Company ("First Columbine"), an affiliate. The note matures on December 7, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $696,000 for the third quarter of 2000 and $2,271,000 for the first nine months of 2000. On September 30, 1999, Golden American issued a 7.75% surplus note in the amount of $75,000,000 to ING AIH. The note matures on September 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,449,000 for the third quarter of 2000 and $4,355,000 for the first nine months of 2000. On December 30, 1999, ING AIH assigned the note to Equitable Life. On December 30, 1998, Golden American issued a 7.25% surplus note in the amount of $60,000,000 to Equitable Life. The note matures on December 29, 2028. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,088,000 and $1,088,000 for the third quarters of 2000 and 1999, respectively, and $3,263,000 for the first nine months of 2000, unchanged from the same period in 1999. On December 17, 1996, Golden American issued an 8.25% surplus note in the amount of $25,000,000 to Equitable of Iowa Companies. The note matures on December 17, 2026. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made is subject to the prior approval of the Delaware Insurance Commissioner. Golden American incurred interest totaling $516,000 for the quarter ended September 30, 2000, and $1,547,000 for the first nine months of 2000, unchanged from the same periods in 1999. STOCKHOLDER'S EQUITY: During the third quarter of 2000 and first nine months of 2000, Golden American received capital contributions from its Parent of $0 and $80,000,000, respectively ($20,000,000 and $100,000,000, respectively, for the same periods of 1999). NOTE 5 -- COMMITMENTS AND CONTINGENCIES REINSURANCE: At September 30, 2000, the Companies had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks under its variable contracts as of December 31, 1999. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. At September 30, 2000 and December 31, 1999, the Companies had net receivables of $19,362,000 and $14,834,000 respectively, for reserve credits, reinsurance claims, or other receivables from these reinsurers comprised of $2,961,000 and $493,000, respectively, for claims recoverable from reinsurers, $3,928,000 and $1,201,000, respectively, for a payable for reinsurance premiums, and $20,329,000 and $15,542,000, respectively, for a receivable from an unaffiliated reinsurer. Included in the accompanying financial statements are net considerations to reinsurers of $6,564,000 for the third quarter of 2000 and $14,472,000 for the first nine months of 2000 compared to $2,638,000 and $6,656,000 for the same periods in 1999. Also included in the accompanying financial statements are net policy benefits of $1,122,000 for the third quarter of 2000 and $2,957,000 for the first nine months of 2000 compared to $2,569,000 and $4,008,000 for the same periods in 1999. 9 On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued in 2000, excluding those with an interest rate guarantee. At September 30, 2000, Golden American had received a total settlement of $214.7 million under this agreement. The carrying value of the separate account liabilities covered under this agreement represent 17.1% of total separate account liabilities outstanding at September 30, 2000. Golden American remains liable to the extent Equitable Life does not meet its obligations under the agreement. The accompanying financial statements are presented net of the effects of the agreement. Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty. The reinsurance treaties that covered the nonstandard minimum guaranteed death benefits for new business have been terminated for business issued after December 31, 1999. The Companies are currently pursuing additional alternative reinsurance agreements for new business issued after December 31, 1999. There can be no assurance that such alternative agreements will be available. The reinsurance covering business in force at December 31, 1999 will continue to apply in the future. GUARANTY FUND ASSESSMENTS: Assessments are levied on the Companies by life and health guaranty associations in most states in which the Companies are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially offset through a reduction in future premium taxes. The Companies cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums as well as its potential for premium tax offset. The Companies have established an undiscounted reserve to cover such assessments, review information regarding known failures, and revise estimates of future guaranty fund assessments. Accordingly, the Companies accrued and charged no expense in the third quarter and $2,000 in the first nine months of 2000. At September 30, 2000 and December 31, 1999, the Companies have an undiscounted reserve of $2,450,000, and $2,444,000, respectively, to cover estimated future assessments (net of related anticipated premium tax offsets) and have established an asset totaling $692,000 and $618,000, respectively, for assessments paid which may be recoverable through future premium tax offsets. The Companies believe this reserve is sufficient to cover expected future guaranty fund assessments based upon previous premiums and known insolvencies at this time. LITIGATION: The Companies, like other insurance companies, may be named or otherwise involved in lawsuits, including class action lawsuits and arbitrations. In some class action and other actions involving insurers, substantial damages have been sought and/or material settlement or award payments have been made. The Companies currently believe no pending or threatened lawsuits or actions exist that are reasonably likely to have a material adverse impact on the Companies. VULNERABILITY FROM CONCENTRATIONS: The Companies have various concentrations in the investment portfolio. As of September 30, 2000, the Companies had one investment (other than bonds issued by agencies of the United States government) exceeding ten percent of stockholder's equity. The Companies' asset growth, net investment income, and cash flow are primarily generated from the sale of variable insurance products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could have a severe impact on the Companies' financial condition. Two broker/dealers, each having at least ten percent of total sales, generated 27% of the Companies' sales during the third quarter of 2000 (29% by two broker/dealers in the same period of 1999). One broker/dealer generated 12% of the Companies' sales during the first nine months of 2000 (29% by two broker/dealers in the same period of 1999). The Premium Plus product generated 73% and 74% of the Companies' sales during the third quarter of 2000 and first nine months of 2000, respectively (79% and 78% in the same periods of 1999). 10 REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Companies established revolving notes payable effective July 27, 1998 and expiring July 31, 1999 with SunTrust Bank, Atlanta (the "Bank"). As of July 31, 1999, the SunTrust Bank, Atlanta, revolving note facilities were first extended to July 31, 2000, and as of July 30, 2000, they were extended to July 31, 2001. The total amount the Companies may have outstanding is $85,000,000, of which Golden American and First Golden have individual credit sublimits of $75,000,000 and $10,000,000, respectively. The notes accrue interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.225% or (2) a rate quoted by the Bank to the Companies for the advance. The terms of the agreement require the Companies to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. During the quarters ended September 30, 2000 and 1999, the Companies incurred interest expense of $0 and $55,000, respectively. During the nine months ended September 30, 2000 and 1999, the Companies incurred interest expense of $36,000 and $109,000, respectively. At September 30, 2000, the Companies did not have any borrowings under these agreements ($1,400,000 at December 31, 1999). ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS. The purpose of this section is to discuss and analyze the Golden American Life Insurance Company's ("Golden American") condensed consolidated results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources is provided. This analysis should be read jointly with the condensed consolidated financial statements, the related notes, and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report. Golden American reports financial results on a consolidated basis. The condensed consolidated financial statements include the accounts of Golden American and its subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Companies"). Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"). EIC is an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands. RESULTS OF OPERATIONS ---------------------
PREMIUMS Nine Months Ended Percentage Dollar September 30 2000 Change Change 1999 ---------------------------------------------------------------------------------------------------------------------------- (Dollars in millions) Variable annuity premiums: Separate account $682.7 (61.7)% $(1,100.8) $1,783.5 Fixed account 503.2 (6.7) (36.2) 539.4 ----------------------------------------------------------------------------------- Total variable annuity premiums 1,185.9 (49.0) (1,137.0) 2,322.9 Variable life premiums 1.5 (78.3) (5.5) 7.0 ----------------------------------------------------------------------------------- Total Premiums $1,187.4 (49.0)% $(1,142.5) $2,329.9 ===================================================================================
For the Companies' variable contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment spread and product charges. Variable annuity separate account premiums net of reinsurance decreased 61.7% during the first nine months of 2000 compared to the same period of 1999. This decrease is completely due to premium reductions included in the variable annuity separate account premiums of $1,772.1 million and $72.1 million for the first nine months of 2000 and 1999, respectively, related to modified coinsurance agreements. Variable life premiums decreased 78.3% in the first nine months of 2000 from the same period of 1999. In August 1999, Golden American discontinued offering variable life products. 11 Premiums, net of reinsurance, for variable products from a significant broker/dealer having at least ten percent of total sales for the nine months ended September 30, 2000 totaled $139.3 million, or 12% of total premiums ($664.2 million, or 29% from two significant broker/dealers for the nine months ended September 30, 1999).
REVENUES Nine Months Ended Percentage Dollar September 30 2000 Change Change 1999 ---------------------------------------------------------------------------------------------------------------------------- (Dollars in millions) Annuity and interest sensitive life product charges $106.9 93.7% $51.7 $55.2 Management fee revenue 15.6 130.1 8.8 6.8 Net investment income 47.9 12.2 5.2 42.7 Realized losses on investments (4.5) (104.5) (2.3) (2.2) Net income from modified coinsurance agreements 220.2 3184.4 213.8 6.4 Other income 1.3 30.0 0.3 1.0 ---------------------------------------------------------------------------------- $387.4 252.6% $277.5 $109.9 ==================================================================================
Total revenues increased 252.6% in the first nine months of 2000 from the same period in 1999. Annuity and interest sensitive life product charges increased 93.7% in the first nine months of 2000 due to additional fees earned from the increasing block of business under management in the variable separate accounts. Golden American provides certain managerial and supervisory services to Directed Services, Inc. ("DSI"). The fee paid to Golden American for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $15.6 million and $6.8 million for the first nine months of 2000 and 1999, respectively. This increase is due to the increasing assets in the variable separate account and renegotiation of the fee paid by DSI to Golden American. Net investment income increased 12.2% in the first nine months of 2000 due to growth in average invested assets for the first nine months of 2000 as compared to the same period ended September 30, 1999. The Companies had $4.5 million of realized losses in the first nine months of 2000 on the sale of fixed maturities and the writedown of an impaired investment, compared to losses of $2.2 million in the same period of 1999 resulting from the writedown of two fixed maturities in the second quarter of 1999 and from the sale of investments in the first nine months of 1999. Net income from modified coinsurance agreements increased by $213.8 million to $220.2 million, for the first nine months of 2000 as compared to the first nine months of 1999. This was primarily due to a modified coinsurance agreement which was entered into during the second quarter of 2000, with an affiliate, Equitable Life Insurance Company of Iowa ("Equitable Life"), covering a part of business issued in 2000. This reinsurance agreement contributed $102.9 million to other income in the third quarter of 2000 and $214.7 in the first nine months of 2000, which was offset by a corresponding release of deferred policy acquisition costs and reimbursement of non-deferrable costs related to policies reinsured under this agreement. EXPENSES Total insurance benefits and expenses increased $247.6 million, or 255.6%, to $344.5 million in the first nine months of 2000. Interest credited to account balances increased $21.9 million, or 17.4%, to $147.3 million in the first nine months of 2000. The premium credit on the Premium Plus product increased $19.9 million to $105.6 million. The bonus interest on the fixed account decreased $0.4 million to $7.2 million during the first nine months of 2000. The remaining increase in interest credited relates to lower account balances associated with the Companies' fixed account options within the variable products relative to the balances at September 30, 1999. 12 Commissions increased $25.5 million, or 19.0%, to $160.1 million in the first nine months of 2000. Insurance taxes, state licenses, and fees increased $0.7 million, or 20.0%, to $4.0 million in the first nine months of 2000. Changes in commissions and insurance taxes, state licenses, and fees are generally related to changes in the level and composition of variable product sales. Insurance taxes, state licenses, and fees are impacted by several other factors, which include an increase in FICA taxes primarily due to incentive bonuses. Most costs incurred as the result of new sales are deferred, thus having very little impact on current earnings. General expenses increased $13.6 million, or 28.7%, to $61.2 million in the first nine months of 2000. Management expects general expenses to continue to increase in 2000 as a result of the emphasis on expanding the salaried wholesaler distribution network, the growth in sales, and the increased amounts in force. The Companies use a network of wholesalers to distribute products, and the salaries and sales bonuses of these wholesalers are included in general expenses. The portion of these salaries and related expenses that varies directly with production levels is deferred thus having little impact on current earnings. The increase in general expenses was partially offset by reimbursements received from the following affiliates: DSI, Equitable Life, ING Mutual Funds Management Co., LLC, Security Life of Denver Insurance Company, Southland Life Insurance Company, and United Life & Annuity Insurance Company, for certain advisory, computer, and other resources and services provided by the Companies. During the first nine months of 2000 and 1999, value of purchased insurance in force ("VPIF") was adjusted to increase amortization by $0.7 million in each period, respectively, to reflect changes in the assumptions related to the timing of estimated gross profits. Amortization of deferred policy acquisition costs ("DPAC") increased $29.8 million, or 151.4%, in the first nine months of 2000. This increase resulted from the deferral of expenses associated with the large sales volume experienced since September 30, 1999. Deferred policy acquisition costs decreased $157.1 million or 64.2% in the first nine months of 2000. During the second quarter of 2000, a modified coinsurance agreement was entered into which resulted in a $213.0 million release of previously deferred policy acquisition costs for the first nine months of 2000. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected net amortization relating to VPIF as of September 30, 2000 is $0.9 million for the remainder of 2000, $3.5 million in 2001, $3.3 million in 2002, $2.8 million in 2003, $2.2 million in 2004, and $1.7 million in 2005. Actual amortization may vary based upon changes in assumptions and experience. Interest expense increased by 169.7%, or $9.4 million, to $15.0 million in the first nine months of 2000. Interest expense on a $25 million surplus note issued December 1996 and expiring December 2026 was $1.5 million for the first nine months of 2000, unchanged from the same period of 1999. Interest expense on a $60 million surplus note issued in December 1998 and expiring December 2028 was $3.3 million for the first nine months of 2000, unchanged from the same period of 1999. Interest expense on a $75 million surplus note, issued September 1999 and expiring September 2029 was $4.4 million for the first nine months of 2000. Interest expense on a $50 million surplus note, issued December 1999 and expiring December 2029 was $3.1 million for the first nine months of 2000. Interest expense on a $35 million surplus note issued December 1999 and expiring December 2029 was $2.3 million for the first nine months of 2000. Golden American also paid $0.4 million in 2000 and $0.7 million in 1999 to ING America Insurance Holdings, Inc. ("ING AIH") for interest on a reciprocal loan agreement. Interest expense on a revolving note payable with SunTrust Bank, Atlanta was $36,000 and $109,000 for the first nine months of 2000 and 1999, respectively. INCOME Net income was $18.1 million for the first nine months of 2000, an increase of $14.5 million, or 409.3% from the same period of 1999. Comprehensive income for the first nine months of 2000 was $21.8 million, an increase of $21.8 million from comprehensive loss of $18,000 in the same period of 1999. 13 FINANCIAL CONDITION ------------------- INVESTMENTS The financial statement carrying value and amortized cost basis of the Companies' total investments decreased slightly during the first nine months of 2000. All of the Companies' investments, other than mortgage loans on real estate, are carried at fair value in the Companies' financial statements. The decrease in the carrying value of the Companies' investment portfolio was due to changes in unrealized appreciation and depreciation of investments as net sales. The decrease in the cost basis of the Companies' investment portfolio resulted from net transfers to the separate accounts. The Companies manage the growth of insurance operations in order to maintain adequate capital ratios. To support the fixed account options of the Companies' variable insurance products, cash flow is invested primarily in fixed maturities and mortgage loans on real estate. At September 30, 2000, the Companies had no investments in default. At September 30, 2000, the Companies' investments had a yield of 6.7%. The Companies estimate the total investment portfolio, excluding policy loans, had a fair value approximately equal to 98.3 % of amortized cost value at September 30, 2000. FIXED MATURITIES: At September 30, 2000, the Companies had fixed maturities with an amortized cost of $798.9 million and an estimated fair value of $784.8 million. The Companies classify 100% of securities as available for sale. Net unrealized depreciation of fixed maturities of $14.1 million was comprised of gross appreciation of $1.7 million and gross depreciation of $15.8 million. Net unrealized holding losses on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes of $4.9 million, were included in stockholder's equity at September 30, 2000. The individual securities in the Companies' fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($527.7 million or 66.0%), that are rated BBB+ to BBB- by Standard & Poor's ($130.1 million or 16.3%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to B- by Standard & Poor's ($53.0 million or 6.5%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1, 2, 3, 4, or 5 ($88.1 million or 11.6%). The Companies' fixed maturity investment portfolio had a combined yield at amortized cost of 6.7% at September 30, 2000. Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities. At September 30, 2000, the amortized cost value of the Companies' total investments in below investment grade securities, excluding mortgage-backed securities, was $71.5 million, or 7.0%, of the Companies' investment portfolio. The Companies intend to purchase additional below investment grade securities, but do not expect the percentage invested in such securities to exceed 10% of the investment portfolio. At September 30, 2000, the yield at amortized cost on the Companies' below investment grade portfolio was 8.1% compared to 6.5% for the Companies' investment grade corporate bond portfolio. The Companies estimate the fair value of the below investment grade portfolio was $67.5 million, or 94.4% of amortized cost value, at September 30, 2000. Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Companies attempt to reduce the overall risk in the below investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by company and by industry. 14 The Companies analyze the investment portfolio, including below investment grade securities, at least quarterly in order to determine if the Companies' ability to realize the carrying value on any investment has been impaired. For debt and equity securities, if impairment in value is determined to be other than temporary (i.e., if it is probable the Companies will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Companies' portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Companies' net income in future periods. During the first nine months of 2000, fixed maturities designated as available for sale with a combined amortized cost of $163.3 million were sold, called, or repaid by their issuers. In total, net pre-tax losses from sales, calls, and repayments of fixed maturity investments amounted to $4.5 million in the first nine months of 2000. During the second quarter of 2000, Golden American determined that the carrying value of an impaired bond exceeded its estimated net realizable value. As a result, at June 30, 2000, Golden American recognized a total pre-tax loss of approximately $142,000 to reduce the carrying value of the bond to its net realizable value of $329,000. EQUITY SECURITIES: Equity securities represent 0.9% of the Companies' investment portfolio. At September 30, 2000, the Companies owned equity securities with a cost of $9.7 million and an estimated fair value of $8.8 million. Net unrealized depreciation of equity securities was comprised entirely of gross depreciation of $0.9 million. Equity securities are comprised of investments in shares of mutual funds underlying the Companies' registered separate accounts. MORTGAGE LOANS ON REAL ESTATE: Mortgage loans on real estate represent 10.1% of the Companies' investment portfolio. Mortgages outstanding were $104.5 million at September 30, 2000 with an estimated fair value of $102.4 million. The Companies' mortgage loan portfolio is comprised of 59 loans with an average size of $1.8 million and average seasoning of 0.6 years if weighted by the number of loans. The Companies' mortgage loans on real estate are typically secured by occupied buildings in major metropolitan locations and not speculative developments and are diversified by type of property and geographic location. At September 30, 2000, the yield on the Companies' mortgage loan portfolio was 7.3%. At September 30, 2000, no mortgage loan on real estate was delinquent by 90 days or more. The Companies' loan investment strategy is consistent with other life insurance subsidiaries of ING in the United States. The insurance subsidiaries of EIC have experienced a historically low default rate in their mortgage loan portfolios. OTHER ASSETS DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses, premium credits, and other expenses related to production after October 24, 1997 ("ING merger date"). The Companies' previous balances of DPAC and VPIF were eliminated as of the ING merger date and an asset representing VPIF was established for all policies in force at the ING merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Companies' products are deferred and amortized. During the second quarter of 2000, a modified coinsurance agreement was entered into which resulted in a $213.0 million release of previously deferred policy acquisition costs. At September 30, 2000, the Companies had DPAC and VPIF balances of $564.0 million and $28.9 million, respectively. Goodwill totaling $151.1 million, representing the excess of the acquisition cost over the fair value of net assets acquired, was established as a result of the merger with ING. Accumulated amortization of goodwill through September 30, 2000 was $11.0 million. 15 Due from affiliates increased $9.2 million or 1438.4% to $9.8 million during the first nine months of 2000. This is mainly due to an increased receivable for management fee revenues. The increase is due to higher management fees in the current year as well as the timing of the receivable settlement. Other assets increased $1.2 million from December 31, 1999, due to an increase in the receivable for securities sold and an increase in prepaid expenses. At September 30, 2000, the Companies had $10.0 billion of separate account assets compared to $7.6 billion at December 31, 1999. The increase in separate account assets resulted from market appreciation, transfers from the fixed account options, and sales of the Companies' variable annuity products, net of redemptions. At September 30, 2000, the Companies had total assets of $11.8 billion, a 26.0% increase from December 31, 1999. LIABILITIES Future policy benefits for annuity and interest sensitive life products decreased 9.1%, to $939.9 million due to net transfers to the variable accounts. Market appreciation, net transfers from the fixed account to the variable account options, and premiums, net of redemptions, accounted for the $2.4 billion, or 32.1%, increase in separate account liabilities to $10.0 billion at September 30, 2000. On December 30, 1999, Golden American issued a $50 million, 8.179% surplus note to Equitable Life, which matures on December 29, 2029. On December 8, 1999, Golden American issued a $35 million, 7.979% surplus note to First Columbine Life Insurance Company, an affiliate, which matures on December 7, 2029. On September 30, 1999, Golden American issued a $75 million, 7.75% surplus note to ING AIH, which matures on September 29, 2029. On December 30, 1999, ING AIH assigned the surplus note to Equitable Life. On December 30, 1998, Golden American issued a $60 million, 7.25% surplus note to Equitable Life, which matures on December 29, 2028. On December 17, 1996, Golden American issued a $25 million, 8.25% surplus note to Equitable of Iowa Companies, which matures on December 17, 2026. As a result of the ING merger, this surplus note is now payable to EIC. Due to affiliates increased $12.5 million or 98.1% to $25.1 million during the first nine months of 2000. This is mainly due to the overpayment of the cash settlement for the modified co-insurance agreement with a related party. Other liabilities decreased $5.9 million or 11.1% to $47.3 million during the first nine months of 2000 due to the timing of account transfers, as well as the timing of the settlement of investment transactions. In conjunction with the volume of variable annuity sales, the Companies' total liabilities increased $2.3 billion, or 26.3%, during first nine months 2000 and totaled $11.3 billion at September 30, 2000. The effects of inflation and changing prices on the Companies' financial position are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in stockholder's equity when monetary assets exceed monetary liabilities. STOCKHOLDER'S EQUITY Additional paid-in capital increased $80.0 million, or 17.1%, from December 31, 1999 to $548.6 million at September 30, 2000, due to a capital contribution from the Parent. 16 LIQUIDITY AND CAPITAL RESOURCES ------------------------------- Liquidity is the ability of the Companies to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Companies' principal sources of cash are variable annuity premiums and product charges, investment income, maturing investments, proceeds from debt issuance, and capital contributions made by the Parent. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, repayment of debt, as well as withdrawals and surrenders. Net cash provided by operating activities was $142.9 million in the first nine months of 2000 compared to net cash used of $60.0 million in the same period of 1999. The Companies have predominantly had negative cash flows from operating activities since Golden American started issuing variable insurance products in 1989. These negative operating cash flows result primarily from the funding of commissions and other deferrable expenses related to the continued growth in the variable annuity products. However, during the first nine months of 2000, Golden American received $214.7 million in conjunction with the modified coinsurance agreement with an affiliate, resulting in positive cash flow from operating activities. Net cash provided by investing activities was $15.0 million during the first nine months of 2000, as compared to net cash used of $111.3 million in the same period of 1999. This change from prior year is primarily due to net sales of fixed maturities and equity securities, the net repayment of policy loans and a reduction in purchases of property and equipment. These sources of cash were partially offset by an increase in net purchases of short-term investments and mortgages during the first nine months of 2000 as compared to the same period in 1999. Net sales of fixed maturities reached $53.1 million during the first nine months of 2000 compared to net purchases of $79.7 million in the same period of 1999. Net purchases of short-term investments reached $37.6 million in the first nine months of 2000 versus $25.4 million during the same period in 1999. Net purchases of mortgage loans on real estate were $4.7 million during the first nine months of 2000 versus net sales of $3.2 million during the first nine months of 1999. Net cash used in financing activities was $162.4 million during the first nine months of 2000 compared to net cash provided by financing activities of $177.5 million during the same period in 1999. The net reallocations to the Companies' separate accounts, which increased to $620.6 million from $439.2 million during the prior year, contributed to the increased use of cash in financing activities. The issue of surplus notes of $75.0 million in September, 1999 also added to the decrease of cash flow from financing activities, as did a decrease in capital contributions of $20.0 million to $80.0 million in the first nine months of 2000. The Companies' liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. Golden American maintains a $65.0 million reciprocal loan agreement with ING AIH and the Companies have established an $85.0 million revolving note facility with SunTrust Bank, Atlanta which expired on July 31, 2000. As of July 31, 2000, the SunTrust Bank, Atlanta revolving note facility was extended to July 30, 2001. Management believes that these sources of liquidity are adequate to meet the Companies' short-term cash obligations. Based on current trends, the Companies expect to continue to use net cash in operating activities, given the continued growth of the variable annuity sales. It is anticipated that a continuation of capital contributions from the Parent, the issuance of additional surplus notes, and/or modified coinsurance agreements will cover these net cash outflows. ING AIH is committed to the sustained growth of Golden American. During 2000, ING AIH will maintain Golden American's statutory capital and surplus at the end of each quarter at a level such that: 1) the ratio of Total Adjusted Capital divided by Company Action Level Risk Based Capital exceeds 300%; and 2) the ratio of Total Adjusted Capital (excluding surplus notes) divided by Company Action Level Risk Based Capital exceeds 200%; and 3) Golden American's statutory capital and surplus exceeds the "Amounts Accrued for Expense Allowances Recognized in Reserves" as disclosed on page 3, Line 13A of Golden American's Statutory Statement. 17 During the first quarter of 1999, Golden American's operations were moved to a new site in West Chester, Pennsylvania. Golden American occupies 105,000 square feet of leased space; an affiliate occupies 20,000 square feet. Golden American's New York subsidiary is housed in leased space in New York, New York. The Companies intend to spend approximately $0.5 million on capital needs during the remainder of 2000. The ability of Golden American to pay dividends to its Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 2000, Golden American cannot pay dividends to its Parent without prior approval of statutory authorities. Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing. The management of First Golden does not anticipate paying any dividends to Golden American during 2000. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Companies have complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate the Companies have total adjusted capital well above all required capital levels. REINSURANCE: At September 30, 2000, Golden American had reinsurance treaties with four unaffiliated reinsurers and one affiliated reinsurers covering a significant portion of the mortality risks under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued in 2000, excluding those with an interest rate guarantee. The reinsurance treaties that covered the nonstandard minimum guaranteed death benefits for new business have been terminated for business issued after December 31, 1999. The Companies are currently pursuing additional alternative reinsurance arrangements for new business issued after December 31, 1999. There can be no assurance that such alternative arrangements will be available. The reinsurance covering business in force at December 31, 1999 will continue to apply in the future. IMPACT OF YEAR 2000: In prior years, the Companies discussed the nature and progress of plans to become Year 2000 ready. In late 1999, the Companies completed remediation and testing of systems. As a result of those planning and implementation efforts, the Companies experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. The Companies are not aware of any material problems resulting from Year 2000 issues, either with products, internal systems, or the products and services of third parties. The Companies will continue to monitor mission critical computer applications and those of suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. 18 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS --------------------------------------------------------- Any forward-looking statement contained herein or in any other oral or written statement by the Companies or any of their officers, directors, or employees is qualified by the fact that actual results of the Companies may differ materially from such statement, among other risks and uncertainties inherent in the Companies' business, due to the following important factors: 1. Prevailing interest rate levels and stock market performance, which may affect the ability of the Companies to sell their products, the market value and liquidity of the Companies' investments, fee revenue, and the lapse rate of the Companies' policies, notwithstanding product design features intended to enhance persistency of the Companies' products. 2. Changes in the federal income tax laws and regulations, which may affect the tax status of the Companies' products. 3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the Companies' products. 4. Increasing competition in the sale of the Companies' products. 5. Other factors that could affect the performance of the Companies, including, but not limited to, market conduct claims, litigation, insurance industry insolvencies, availability of competitive reinsurance on new business, investment performance of the underlying portfolios of the variable products, variable product design, and sales volume by significant sellers of the Companies' variable products. 19 PART II. OTHER INFORMATION ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. (a) Exhibits A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein. (b) Reports on Form 8-K None 20 SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. DATE: November 14, 2000 GOLDEN AMERICAN LIFE INSURANCE COMPANY By/s/ Robert Koster ------------------------------------------------ E. Robert Koster Senior Vice President and Chief Financial Officer (Principal Financial Officer) By/s/ David Pendergrass ------------------------------------------------ David Pendergrass Vice President and Treasurer 21
INDEX Exhibits to Form 10-Q Nine Months Ended September 30, 2000 GOLDEN AMERICAN LIFE INSURANCE COMPANY Page Number ----------- 2 PLAN OF MERGER (a) Agreement and Plan of Merger dated as of July 7, 1997, among ING Groep N.V., PFHI Holdings, Inc., and Equitable of Iowa Companies ("Equitable") (incorporated by reference from Exhibit 2 in Equitable's Form 8-K filed July 11, 1997)........................ __ 3 ARTICLES OF INCORPORATION AND BY-LAWS (a) Articles of Incorporation of Golden American Life Insurance Company ("Registrant" or "Golden American") (incorporated by reference from Exhibit 3(a) to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC") on February 17, 1998 (File No. 33-87272))........................ __ (b)(i) By-laws of Golden American (incorporated by reference from Exhibit 3(b)(i) to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272))......................................... __ (ii) By-laws of Golden American, as amended (incorporated by reference from Exhibit 3(b)(ii) to Amendment No. 9 to the Registrant's Registration Statement on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272))................... __ (iii)Certificate of Amendment of the By-laws of MB Variable Life Insurance Company, as amended (incorporated by reference from Exhibit 3(b)(iii) to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272))............................................... __ (iv) By-laws of Golden American, as amended (12/21/93) (incorporated by reference from Exhibit 3(b)(iv) to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on February 17, 1998 (File No. 33-87272))............................. __ 4 INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (a) Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 5 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-51353))................................................................................ __ (b) Discretionary Group Deferred Combination Variable Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 5 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-51353))................................................................................ __ (c) Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to Amendment No. 5 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-51353))....................... __ 22
INDEX Exhibits to Form 10-Q Nine Months Ended September 30, 2000 GOLDEN AMERICAN LIFE INSURANCE COMPANY Page Number ----------- (d) Individual Deferred Combination Variable and Fixed Annuity Application (incorporated by reference from Exhibit 4(g) to Amendment No. 6 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-51353))................................................................................ __ (e) Group Deferred Combination Variable and Fixed Annuity Enrollment Form (incorporated by reference from Exhibit 4(h) to Amendment No. 6 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-51353))................................................................................ __ (f) Individual Deferred Variable Annuity Application (incorporated by reference from Exhibit 4(i) to Amendment No. 6 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-51353)).................... __ (g) Minimum Guaranteed Accumulation Benefit Rider (incorporated by reference from Exhibit 4(i) to Amendment No. 6 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-28765))....................... __ (h) Minimum Guaranteed Income Benefit Rider (incorporated by reference from Exhibit 4(j) to Amendment No. 6 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-28765)).................... __ (i) Minimum Guaranteed Withdrawal Benefit Rider (incorporated by reference from Exhibit 4(k) to Amendment No. 6 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-28765)).................... __ (j) Death Benefit Endorsement Number 1 describing the 7% Solution Enhanced Death Benefit (incorporated by reference from Exhibit 4(l) to Amendment No.6 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-28765))................................................................................ __ (k) Death Benefit Endorsement Number 2 describing the Annual Ratchet Enhanced Death Benefit (incorporated by reference from Exhibit 4(m) to Amendment No. 6 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-28765))......................................................... __ (l) Death Benefit Endorsement Number 1 describing the Standard Death Benefit (incorporated by reference from Exhibit 4(n) to Amendment No. 6 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-28765))............................................................... __ (m) Death Benefit Endorsement Number 1 describing the Max 7 Enhanced Death Benefit (incorporated by reference from Exhibit 4(o) to Amendment No. 6 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-28765))............................................................... __ 23
INDEX Exhibits to Form 10-Q Nine Months Ended September 30, 2000 GOLDEN AMERICAN LIFE INSURANCE COMPANY Page Number ----------- (n) Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 6 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-28765))....................... __ (o) Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 6 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-28765))............................................................... __ (p) Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to Amendment No. 6 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about December 3, 1999 (File No. 333-28765))...................................... __ (q) Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-76941))............................................. __ (r) Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-76941))................................................................................ __ (s) Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to a Registration Statement for Golden American on From S-1 filed with the SEC on or about April 23, 1999 (File No. 333-76941))................................................. __ (t) Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-76945))............................................. __ (u) Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-76945))................................................................. __ (v) Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-76945))..................................................... __ (w) Schedule Page to the Premium Plus Contract featuring the Galaxy VIP Fund (incorporated by reference from Exhibit 4(i) to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about September 24, 1999 (File No. 333-76945))................................................................................ __ 24
INDEX Exhibits to Form 10-Q Nine Months Ended September 30, 2000 GOLDEN AMERICAN LIFE INSURANCE COMPANY Page Number ----------- (x) Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 3 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-66745))......................... __ (y) Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 3 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-66745))................................................ __ (z) Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to Amendment No. 3 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-66745))................................. __ (aa) Minimum Guaranteed Accumulation Benefit Rider (REV) (incorporated by reference from Exhibit 4(f) to Amendment No. 101 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about October 28, 2000 (File No. 333-28769 and 811-5626))................................................................... __ (ab) Minimum Guaranteed Income Benefit Rider (REV) (incorporated by reference from Exhibit 4(g) to Amendment No. 101 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about October 28, 2000 (File No. 333-28769 and 811-5626))................................................................... __ (ac) Minimum Guaranteed Withdrawal Benefit Rider (REV) (incorporated by reference from Exhibit 4(h) to Amendment No. 101 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about October 28, 2000 (File No. 333-28769 and 811-5626))................................................................... __ (ad) Living Benefit Rider Endorsement (Inforce Riders) (incorporated by reference from Exhibit 4(i) to Amendment No. 101 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about October 28, 2000 (File No. 333-28769 and 811-5626))................................................................... __ (ae) Death Benefit Endorsement No. 1 (REV) (7% Solution Enhanced) (incorporated by reference from Exhibit 4(j) to Amendment No. 101 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about October 28, 2000 (File No. 333-28769 and 811-5626)).................................................. __ (af) Death Benefit Endorsement No. 2 (REV) (Ratchet Enhanced) (incorporated by reference from Exhibit 4(k) to Amendment No. 101 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about October 28, 2000 (File No. 333-28769 and 811-5626)).................................................. __ 25
INDEX Exhibits to Form 10-Q Nine Months Ended September 30, 2000 GOLDEN AMERICAN LIFE INSURANCE COMPANY Page Number ----------- (ag) Death Benefit Endorsement No. 3 (REV) (Standard) (incorporated by reference from Exhibit 4(l) to Amendment No. 101 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about October 28, 2000 (File No. 333-28769 and 811-5626))................................................................... __ (ah) Death Benefit Endorsement No. 4 (REV) (Max 7 Enhanced) (incorporated by reference from Exhibit 4(m) to Amendment No. 101 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about October 28, 2000 (File No. 333-28769 and 811-5626))................................................................... __ (ai) Death Benefit Endorsement No. 5 (Base Death benefit) (incorporated by reference from Exhibit 4(n) to Amendment No. 101 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about October 28, 2000 (File No. 333-28769 and 811-5626))................................................................... __ (aj) Death Benefit Endorsement No. 6 (Inforce Contracts) (incorporated by reference from Exhibit 4(o) to Amendment No. 101 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about October 28, 2000 (File No. 333-28769 and 811-5626))................................................................... __ 10 MATERIAL CONTRACTS (a) Administrative Services Agreement, dated as of January 1, 1997, between Golden American and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(a) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353))................................................. __ (b) Service Agreement, dated as of January 1, 1994, between Golden American and Directed Services, Inc. (incorporated by reference from Exhibit 10(b) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353))................................................................................ __ (c) Service Agreement, dated as of January 1, 1997, between Golden American and Equitable Investment Services, Inc. (incorporated by reference from Exhibit 10(c) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353))................................................................. __ (d) Participation Agreement between Golden American and Warburg Pincus Trust (incorporated by reference from Exhibit 8(a) to Amendment No. 54 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about April 30, 1998 (File No. 333-28679 and 811-5626)).................................... __ (e) Participation Agreement between Golden American and PIMCO Variable Trust (incorporated by reference from Exhibit 8(b) to Amendment No. 54 to Separate Account B of Golden American's Registration Statement on Form N-4 filed with the SEC on or about April 30, 1998 (File No. 333-28679 and 811-5626))................................ __ 26
INDEX Exhibits to Form 10-Q Nine Months Ended September 30, 2000 GOLDEN AMERICAN LIFE INSURANCE COMPANY Page Number ----------- (f) Participation Agreement between Golden American and The Galaxy VIP Fund (incorporated by reference from Exhibit 10(i) to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about April 25, 2000 (File No. 333-95457))................................................................................ __ (g) Asset Management Agreement, dated January 20, 1998, between Golden American and ING Investment Management LLC (incorporated by reference from Exhibit 10(f) to Golden American's Form 10-Q filed with the SEC on August 14, 1998 (File No. 33-87272))....................................................................................... __ (h) Reciprocal Loan Agreement, dated January 1, 1998, as amended March 20, 1998, between Golden American and ING America Insurance Holdings, Inc. (incorporated by reference from Exhibit 10(g) to Golden American's Form 10-Q filed with the SEC on August 14, 1998 (File No. 33-87272))........................................... __ (i) Underwriting Agreement between Golden American and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about February 17, 1998 (File No. 33-87272))................................................................................. __ (j) Revolving Note Payable, dated July 27, 1998, between Golden American and SunTrust Bank, Atlanta (incorporated by reference from Exhibit 10(i) to Golden American's Form 10-Q filed with the SEC on November 13, 1998 (File No. 33-87272))............................... __ (k) Revolving Note Payable, dated July 31, 1999, between Golden American and SunTrust Bank, Atlanta (incorporated by reference from Exhibit 10(j) to Golden American's Form 10-Q filed with the SEC on August 13, 1999 (File No. 33-87272))................................. __ (l) Surplus Note, dated December 17, 1996, between Golden American and Equitable of Iowa Companies (incorporated by reference from Exhibit 10(l) to Golden American's Form 10-K filed with the SEC on March 29, 2000 (File No. 33-87272)).................................. __ (m) Surplus Note, dated December 30, 1998, between Golden American and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(m) to Golden American's Form 10-K filed with the SEC on March 29, 2000 (File No. 33-87272))....................... __ (n) Surplus Note, dated September 30, 1998, between Golden American and ING America Insurance Holdings, Inc. (incorporated by reference from Exhibit 10(n) to Golden American's Form 10-K filed with the SEC on March 29, 2000 (File No. 33-87272))....................... __ (o) Surplus Note, dated December 8, 1999, between Golden American and First Columbine Life Insurance Company (incorporated by reference from Exhibit 10(g) to Amendment No. 7 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about January 27, 2000 (File No. 333-28765))................................ __ (p) Surplus Note, dated December 30, 1999, between Golden American and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(h) to Amendment No. 7 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about January 27, 2000 (File No. 333-28765))................................ __ 27
INDEX Exhibits to Form 10-Q Nine Months Ended September 30, 2000 GOLDEN AMERICAN LIFE INSURANCE COMPANY Page Number ----------- (q) Participation Agreement between Golden American and Prudential Series Fund, Inc. (incorporated by reference from Exhibit 10(l) to Registration Statement for Golden American on Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333- 35592)).............................................................................................. __ (r) Participation Agreement between Golden American and ING Variable Insurance Trust (incorporated by reference from Exhibit 10(m) to Registration Statement for Golden American on Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333- 35592)).............................................................................................. __ (s) Reinsurance Agreement, dated June 30, 2000, between Golden American Life Insurance Company and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(s) to Golden American's Form 10-Q filed with the SEC on August 11, 2000 (File No. 33-87272))................................................................. __ (t) Renewal of Revolving Note Payable, dated July 31, 2000, between Golden American and SunTrust Bank, Atlanta (incorporated by reference from Exhibit 10(t) to Golden American's Form 10-Q filed with the SEC on August 11, 2000 (File No. 33-87272))...................... __ 27 FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY).............................................................. __ 28