Form 10-K
period 2000-12-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2001-03-29
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934

For the fiscal year ended December 31, 2000.

Commission file numbers 33-87272, 333-51353,  333-28765,  333-28681,  333-28743,
                        --------------------------------------------------------
                        333-51949,  333-65009,  333-66745, 333-76941, 333-76945,
                        --------------------------------------------------------
                        333-35592,  333-95511,  333-30186, 333-40596, 333-33924,
                        --------------------------------------------------------
                        333-95457
                        ---------

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

     TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
           N/A                                     N/A
--------------------------------------------------------------------------------

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

As of March 28, 2001, 250,000 shares of Common Stock, $10 Par Value, are issued and outstanding.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I (2).

DOCUMENTS INCORPORATED BY REFERENCE
See exhibit index - page 48.                                       Page 1 of 116

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

On October 24, 1997 ("the merger date"), PFHI Holding, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") according to the terms of an Agreement and Plan of Merger dated July 7, 1997 among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"), a Delaware corporation.

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

Variable insurance products currently offered by the Companies include seven variable annuity products. During the year 2000, Golden American began selling a new product, GoldenSelect Guarantee Annuity. In August 1999, Golden American discontinued offering variable life products. Variable annuities are long-term savings vehicles in which contractowner premiums (purchase payments) are recorded and maintained in a fixed account or variable separate accounts registered as unit investment trusts. At December 31, 2000, funds on deposit in the Companies' variable insurance product separate and fixed accounts totaled $9.8 billion and $1.1 billion, respectively. Variable insurance products provide the Companies with fee based revenues including charges for mortality and expense risk, contract administration, and surrender charges. In addition, some contracts provide for a distribution fee collected for a limited number of years after each premium deposit.

MARKETING AND DISTRIBUTION

The Companies continued to expand distribution systems during 2000. Broad-based distribution networks are key to realizing a growing share of the wealth accumulation marketplace. The principal distributors of the Companies' variable insurance products include national and regional wirehouses, life insurance companies with captive agency sales forces, independent insurance agents, banks, and independent National Association of Securities Dealers, Inc. ("NASD") firms with licensed registered representatives. The Companies plan to establish new relationships and increase penetration with key distributors in existing channels. In addition, growth opportunities exist through increased utilization of the ING broker/dealer network.

BUSINESS ENVIRONMENT

The current business and regulatory environment presents many challenges to the insurance industry. The variable annuity competitive environment remains intense and is dominated by a number of large highly rated insurance companies. Increasing competition from traditional insurance carriers as well as banks and mutual fund companies offers consumers many choices. However, overall demand for variable insurance products remains strong for several reasons including: low levels of inflation, moderate interest rate levels, a growing U.S. economy; an aging U.S. population that is increasingly concerned about retirement, estate planning, and maintaining their standard of living in retirement; and potential reductions in government and employer-provided benefits at retirement, as well as lower public confidence in the adequacy of those benefits.

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

ITEM 2. PROPERTIES.

During the first quarter of 1999, Golden American's operations were moved to a new site in West Chester, Pennsylvania. Previously, Golden American's business operations were housed in leased facilities located in Wilmington, Delaware and leased facilities in Pennsylvania. During 2000, Golden American occupied 105,000 square feet of leased space; and an affiliate occupied 20,000 square feet in the same facilities. First Golden's business operations are housed in a leased facility in New York, New York. Property and equipment primarily represent leasehold improvements, office furniture, certain other equipment, and capitalized computer software and are not considered to be significant to the Companies' overall operations. Property and equipment are reported at cost less allowances for depreciation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Information called for by this item is omitted pursuant to General Instruction I
(2)(c) of Form 10-K.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Registrant is a wholly owned subsidiary of EIC. There is no public trading market for the Registrant's common stock.

Under the provisions of the insurance laws of certain states in which Golden American is licensed to sell insurance products, Golden American is required to maintain a minimum total statutory-basis capital and surplus of at least $5 million. The ability of Golden American to pay dividends to the Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 2001, Golden American cannot pay dividends to the Parent without prior approval of statutory authorities. Golden American did not pay common stock dividends during 2000, 1999 or 1998.

First Golden is required to maintain a minimum total statutory-basis capital and surplus of no less than $6 million under the provisions of the insurance laws of the State of New York in which it is presently licensed to sell insurance products. Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing. First Golden did not pay common stock dividends during 2000, 1999 or 1998.

ITEM 6. SELECTED FINANCIAL DATA.

Information called for by this item is omitted pursuant to General Instruction I
(2)(a) of Form 10-K.

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

RESULTS OF OPERATIONS
---------------------

PREMIUMS

                                                                                 Percentage            Dollar
Year Ended December 31                                             2000              Change            Change           1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in millions)
Variable annuity premiums:
   Separate account........................................       $1,307.3          (48.0)%         $(1,204.4)      $2,511.7
   Fixed account...........................................          793.1            2.9                22.4          770.7
                                                               ----------------------------------------------------------------
Total variable annuity premiums............................        2,100.4          (36.0)           (1,182.0)       3,282.4
Variable life premiums.....................................            1.6          (81.8)               (7.0)           8.6
                                                               ----------------------------------------------------------------
Total premiums.............................................       $2,102.0          (36.1)%         $(1,189.0)      $3,291.0
                                                               ================================================================

For the Companies' variable insurance contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment spread and product charges.

Variable annuity separate account premiums decreased 48.0% in 2000. Excluded from the variable annuity separate account premiums above are $1,787.9 million and $97.9 million for the years ended December 31, 2000 and 1999, respectively, related to modified coinsurance agreements. The fixed account portion of the Companies' variable annuity premiums increased 2.9% in 2000. Excluding the effect of the modified coinsurance agreements, the increase in premiums resulted from increased sales of existing annuity products and from the introduction of a new annuity product during 2000 called GoldenSelect Guarantee Annuity.

Variable life premiums decreased 81.8% in 2000. In August 1999, Golden American discontinued offering variable life products, but the Companies continue to accept additional premiums from existing policyholders.

Premiums, net of reinsurance, for variable products from a significant broker/dealer having at least ten percent of total sales for the year ended December 31, 2000, totaled $235.3 million, or 11% of total net premiums compared to $918.4 million, or 28%, from two significant broker/dealers for the year ended December 31, 1999. Gross premiums for variable products from two significant broker/dealers having at least ten percent of total sales for the year ended December 31, 2000, totaled $831.0 million, or 21% of total gross premiums compared to $1,018.9 million, or 30%, from two significant broker/dealers for the year ended December 31, 1999.

REVENUES

                                                                                Percentage           Dollar
Year Ended December 31                                                2000          Change           Change           1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in millions)
Annuity and interest sensitive life product charges........         $144.9           74.7%            $62.0          $82.9
Management fee revenue.....................................           23.0          106.4              11.9           11.1
Net investment income......................................           64.1            8.4               4.9           59.2
Realized gains (losses) on investments.....................           (6.6)        (124.2)             (3.7)          (2.9)
                                                               ---------------------------------------------------------------
                                                                    $225.4           50.0%            $75.1         $150.3
                                                               ===============================================================

Total revenues increased 50.0%, or $75.1 million, to $225.4 million in 2000. Annuity and interest sensitive life product charges increased 74.7%, or $62.0 million, to $144.9 million in 2000, primarily due to additional fees earned from the increasing block of business in the separate accounts.

Golden American provides certain managerial and supervisory services to Directed Services, Inc. ("DSI"), a wholly owned subsidiary of EIC. The fee paid to Golden American for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $21.3 million for 2000 and $10.1 million for 1999. This increase is due to the increasing assets in the separate accounts and renegotiation of the fee paid by DSI to Golden American.

Net investment income increased 8.4%, or $4.9 million, to $64.1 million in 2000 from $59.2 million in 1999, due to increasing investment yields, as well as a larger average amount of assets backing the fixed account options within the variable products.

During 2000, the Companies had net realized losses on investments of $6.6 million, mainly due to sales of fixed maturities, including a $142,000 write down of an impaired fixed maturity. In 1999, the Companies had net realized losses on investments of $2.9 million, including a $1.6 million write down of two impaired fixed maturities.



EXPENSES

                                                                                Percentage           Dollar
Year Ended December 31                                                2000          Change           Change           1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in millions)
Insurance benefits and expenses:
   Annuity and interest sensitive life benefits:
     Interest credited to account balances................          $195.1           11.3%            $19.8         $175.3
     Benefit claims incurred in excess of account
       balances...........................................             4.9          (22.4)             (1.4)           6.3
   Underwriting, acquisition, and insurance expenses:
     Commissions..........................................           213.7           13.4              25.3          188.4
     General expenses.....................................            84.9           41.1              24.7           60.2
     Insurance taxes, state licenses, and fees............             4.5           12.5               0.5            4.0
     Policy acquisition costs deferred....................          (168.4)         (51.4)            178.0         (346.4)
     Expenses and charges reimbursed under modified
       coinsurance agreements.............................          (225.8)       2,341.7            (216.6)          (9.2)
     Amortization:
       Deferred policy acquisition costs..................            55.2           66.5              22.1           33.1
       Value of purchased insurance in force..............             4.8          (23.0)             (1.4)           6.2
       Goodwill...........................................             3.8             --                --            3.8
                                                               ---------------------------------------------------------------
                                                                    $172.7           41.9%            $51.0         $121.7
                                                               ===============================================================

Total insurance benefits and expenses increased 41.9%, or $51.0 million, in 2000 from $121.7 million in 1999. Interest credited to account balances increased 11.3%, or $19.8 million, in 2000 from $175.3 million in 1999. The premium credit on the Premium Plus variable annuity product increased $8.2 million to $132.0 million at December 31, 2000. The remaining increase in interest credited relates to higher average account balances and higher average credited rates associated with the Companies' fixed account options within the variable products.

Commissions increased 13.4%, or $25.3 million, in 2000 from $188.4 million in 1999 due to increased sales of the fixed and separate account options in 2000. Insurance taxes, state licenses, and fees increased 12.5%, or $0.5 million, in 2000 from $4.0 million in 1999. Changes in commissions and insurance taxes, state licenses, and fees are generally related to changes in the level and composition of variable product sales. Most costs incurred as the result of sales have been deferred, thus having very little impact on current earnings.

General expenses increased 41.1%, or $24.7 million, in 2000 from $60.2 million in 1999. Management expects general expenses to continue to increase in 2001 as a result of the emphasis on expanding the salaried wholesaler distribution network and the growth in sales. The Companies use a network of wholesalers to distribute products, and the salaries and sales bonuses of these wholesalers are included in general expenses. The portion of these salaries and related expenses that varies directly with production levels is deferred thus having little impact on current earnings. The increase in general expenses was partially offset by reimbursements received from DSI, Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate, ING Mutual Funds Management Co., LLC, an affiliate, Security Life of Denver Insurance Company, an affiliate, Southland Life Insurance Company, an affiliate, and United Life & Annuity Insurance Company, an affiliate, for certain advisory, computer, and other resources and services provided by Golden American.

The Companies' previous balances of deferred policy acquisition costs ("DPAC"), value of purchased insurance in force ("VPIF"), and unearned revenue reserve were eliminated and a new asset of $44.3 million representing VPIF was established for all policies in force at the merger date. During 2000, VPIF established at the merger date of the Companies' Parent and ING, was adjusted to reduce amortization by $1.6 million to reflect changes in the assumptions related to the timing of estimated gross profits. During 1999, VPIF was adjusted to increase amortization by $0.7 million to reflect changes in the assumptions related to the timing of future gross profits. Amortization of DPAC increased

$22.1 million, or 66.5%, in 2000. This increase resulted from a growth in deferred policy acquisition costs generated by expenses associated with the large sales volume experienced since December 31, 1999. Deferred policy acquisition costs decreased $178.0 million or 51.4% for the year ended December 31, 2000. This decrease was due to a modified coinsurance agreement which was entered into during the second quarter of 2000, and which resulted in a $223.7 million decrease in deferred policy acquisition costs. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 2000, is $3.9 million in 2001, $3.6 million in 2002, $3.0 million in 2003, $2.4 million in 2004, and $1.9 million in 2005. Actual amortization may vary based upon changes in assumptions and experience.

Expenses and charges reimbursed under modified coinsurance agreements increased by $216.6 million to $225.8 million during 2000 as compared to the year ended December 31, 1999. This was primarily due to a modified coinsurance agreement which was entered into during the second quarter of 2000, with an affiliate, Equitable Life, covering a part of the business issued after January 1, 2000. This reinsurance agreement contributed $218.8 million to expenses and charges reimbursed under modified coinsurance agreements during the year ended December 31, 2000. This was offset by a corresponding decrease in deferred policy acquisition costs and reimbursement of non-deferrable costs related to policies reinsured under this agreement.

Interest expense increased 123.4%, or $11.0 million, in 2000 from $8.9 million in 1999. Interest expense on a $25 million surplus note issued December 1996 and expiring December 2026 was $2.1 million for the year ended December 31, 2000, unchanged from the same period of 1999. Interest expense on a $60 million surplus note issued in December 1998 and expiring December 2028 was $4.4 million for the year ended December 31, 2000, unchanged from the same period of 1999. Interest expense on a $75 million surplus note, issued September 30, 1999 and expiring September 29, 2029 was $5.8 million for the year ended December 31, 2000, and $1.5 million for the year ended December 31, 1999. Interest expense on a $50 million surplus note, issued December 1999 and expiring December 2029 was $4.1 million for the year ended December 31, 2000. Interest expense on a $35 million surplus note issued December 1999 and expiring December 2029 was $3.0 million for the year ended December 31, 2000. Golden American also paid $0.4 million in 2000 and $0.8 million in 1999 to ING America Insurance Holdings, Inc. ("ING AIH") for interest on a reciprocal loan agreement. Interest expense on a revolving note payable with SunTrust Bank, Atlanta was $0.1 million and $0.2 million for the years ended December 31, 2000 and 1999, respectively.

INCOME

Net income for 2000 was $19.2 million, an increase of $8.0 million from $11.2 million for 1999.

Comprehensive income for 2000 was $24.3 million, an increase of $21.3 million from comprehensive income of $3.0 million for 1999.

FINANCIAL CONDITION
-------------------

RATINGS

Currently, the Companies' ratings are A+ by A. M. Best Company, AA+ by Fitch IBCA, Duff & Phelps Credit Rating Company, and AA+ by Standard & Poor's Rating Services ("Standard & Poor's").

INVESTMENTS

The financial statement carrying value and amortized cost basis of the Companies' total investments decreased slightly in 2000. All of the Companies' investments, other than mortgage loans on real estate, are carried at fair value in the Companies' financial statements. The decrease in the carrying value of the Companies' investment portfolio was due to changes in unrealized appreciation and depreciation of fixed maturities, offset by net sales. The decrease in the cost basis of the Companies' investment portfolio resulted from the sale of assets to support net transfers of policyholders from the Companies' fixed account options to the separate account options, and a shift towards short-term investments. The Companies manage the growth of insurance operations in order to maintain adequate capital ratios. To support the fixed account options of the Companies' variable insurance products, cash flow was invested primarily in fixed maturities, short-term investments and mortgage loans on real estate.

At December 31, 2000, the Companies investments had a yield of 6.7%. The Companies estimate the total investment portfolio, excluding policy loans, had a fair value approximately equal to 99.3% of amortized cost value at December 31, 2000.

FIXED MATURITIES: At December 31, 2000, the Companies had fixed maturities with an amortized cost of $798.8 million and an estimated fair value of $792.6 million. The Companies classify 100% of securities as available for sale. Net unrealized depreciation of fixed maturities of $6.2 million comprised of gross appreciation of $5.8 million and gross depreciation of $12.0 million. Depreciation of $1.5 million was included in stockholder's equity at December 31, 2000 (net of adjustments of $0.8 million to VPIF, $3.1 million to DPAC, and $0.9 million to deferred taxes).

The individual securities in the Companies' fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's ($519.9 million or 65.1%), that are rated BBB+ to BBB- by Standard & Poor's ($117.9 million or 14.7%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to B-by Standard & Poor's ($53.5 million or 6.7%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1, 2, 3, 4, or 5 ($106.9 million or 13.4%) and investments with a rating of 6 on which impairment writedowns have been recognized ($0.6 million or 0.1%). The Companies' fixed maturity investment portfolio had a combined yield at amortized cost of 6.8% December 31, 2000. Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

At December 31, 2000, the amortized cost value of the Companies' total investment in below investment grade securities, excluding mortgage-backed securities, was $65.1 million, or 6.4%, of the Companies' investment portfolio. The Companies intend to purchase additional below investment grade securities, but do not expect the percentage of the portfolio invested in such securities to exceed 10% of the investment portfolio. At December 31, 2000, the yield at amortized cost on the Companies' below investment grade portfolio was 8.2% compared to 6.6% for the Companies' investment grade corporate bond portfolio. The Companies estimate the fair value of the below investment grade portfolio was $60.2 million, or 92.6% of amortized cost value, at December 31, 2000.

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

In 2000, fixed maturities designated as available for sale with a combined amortized cost of $211.3 million were sold, called, or repaid by their issuers. In total, net pre-tax losses from sales, calls, and repayments of fixed maturities amounted to $6.1 million in 2000, excluding the $142,000 pre-tax loss recognized in June 2000 to reduce the carrying value of an impaired bond to its net realizable value of $315,000.

EQUITY SECURITIES: Equity securities at market represent 0.7% of the fair value of the Companies' investment portfolio. At December 31, 2000, the Companies owned equity securities with a cost of $8.6 million and an estimated fair value of $6.8 million. Net unrealized depreciation of equity securities was comprised entirely of gross depreciation of $1.8 million. Equity securities are primarily comprised of investments in shares of the mutual funds underlying the Companies' registered separate accounts.

MORTGAGE LOANS ON REAL ESTATE: Mortgage loans on real estate represent 9.9% of the Companies' investment portfolio. Mortgages outstanding at amortized cost were $99.9 million at December 31, 2000 with an estimated fair value of $100.5 million. The Companies' mortgage loan portfolio includes 56 loans with an average size of $1.8 million and average seasoning of 0.6 years if weighted by the number of loans. The Companies' mortgage loans on real estate are typically secured by occupied buildings in major metropolitan locations and not speculative developments and are diversified by type of property and geographic location. Mortgage loans on real estate have been analyzed by geographical location with concentrations by state identified as California (15% in 2000 and 12% in 1999), and Utah (9% in 2000, 10% in 1999). There are no other concentrations of mortgage loans on real estate in any state exceeding ten percent at December 31, 2000 and 1999. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in office buildings (29% in 2000, 34% in 1999), industrial buildings (35% in 2000, 33% in 1999), retail facilities (18% in 2000, 19% in 1999), and multi-family apartments (10% in 2000 and 10% in 1999). At December 31, 2000, the yield on the Companies' mortgage loan portfolio was 7.3%.

At December 31, 2000, no mortgage loan on real estate was delinquent by 90 days or more. The Companies' loan investment strategy is consistent with other life insurance subsidiaries of ING in the United States. The Companies have experienced a historically low default rate in their mortgage loan portfolios.

OTHER ASSETS

Reinsurance recoverables increased $19.1 million during 2000, due largely to an increase of $14.6 million in reinsurance reserves from an intercompany reinsurance agreement between Golden American and Security Life of Denver International Limited. On December 28, 2000, effective January 1, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits. The remainder of the increase was mainly due to an increase in reinsurance receivable from surrenders, and was consistent with an increase in ceded premiums from 1999 to 2000.

Amounts due from affiliates increased by $38.1 million during 2000 due mainly to a capital contribution receivable of $35.0 million from the parent company at December 31, 2000. The remainder of the increase was an increased receivable for management fee revenues. The increase was due to higher management fees in the current year as well as the timing of the receivable settlement.

Accrued investment income decreased $1.6 million during 2000, due to a shift from long-term to short-term investments at December 31, 2000 as compared to

December 31, 1999. DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses, premium credits, and other expenses related to the production of new business after the merger. Any expenses which vary directly with the sales of the Companies' products are deferred and amortized. The Companies' previous balances of DPAC and VPIF were eliminated as of the merger date, and an asset representing VPIF was established for all policies in force at the merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. At December 31, 2000, the Companies had DPAC and VPIF balances of $635.1 million and $25.9 million, respectively, as compared to DPAC and VPIF balances of $529.0 million and $31.7 million at December 31, 1999.

Goodwill totaling $151.1 million, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Accumulated amortization of goodwill as of December 31, 2000 was $11.9 million.

Other assets increased $29.5 million during 2000, due mainly to an increase in the receivable for securities sold.

At December 31, 2000, the Companies had $9.8 billion of separate account assets compared to $7.6 billion at December 31, 1999. The increase in separate account assets resulted from sales of the Companies' variable annuity products, net of redemptions and reinsurance, and from net policyholder transfers to the separate account options from the fixed account options within the variable products. The increase was partially offset by negative equity market returns.

At December 31, 2000, the Companies had total assets of $11.9 billion, a 26.2% increase from December 31, 1999.

LIABILITIES

Future policy benefits for annuity and interest sensitive life products increased $29.2 million, or 2.8%, to $1.1 billion reflecting mainly an increase in reserves due to the introduction of minimum guaranteed living benefits as new riders available to policyholders as of February, 2000 on certain variable products. Sales, net of redemptions and reinsurance, and increased transfer activity to the separate account options accounted for the $2.2 billion, or 30.0%, increase in separate account liabilities to $9.8 billion at December 31, 2000.

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

On December 30, 1998, Golden American issued a $60 million, 7.25% surplus note to Equitable Life, which matures on December 29, 2028.

On December 17, 1996, Golden American issued a $25 million, 8.25% surplus note to Equitable, which matures on December 17, 2026. As a result of the merger of Equitable into EIC, the surplus note is now payable to EIC.

Amounts due to affiliates increased by $7.2 million from $12.7 million at December 31, 1999 to $19.9 million at December 31, 2000. This was mainly due to the overpayment of the cash settlement for the modified coinsurance agreement with an affiliate.

Other liabilities increased $16.2 million from $53.2 million at December 31, 1999, due primarily to the timing of the settlement of account transfers, an increase in outstanding checks, and an increased pension liability, partly offset by a decrease in the payable for securities purchased.

In conjunction with the volume of variable annuity sales, the Companies' total liabilities increased $2.3 billion, or 26.0%, during 2000 and totaled $11.2 billion at December 31, 2000.

The effects of inflation and changing prices on the Companies' financial position are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in stockholder's equity when monetary assets exceed monetary liabilities.

STOCKHOLDER'S EQUITY

Additional paid-in capital increased $115.0 million, or 24.5%, from December 31, 1999 to $583.6 million at December 31, 2000, due to capital contributions from the Parent.

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

Net cash provided by operating activities was $72.7 million in 2000 compared to net cash used by operating activities of $74.0 million in 1999. The Companies have predominantly had negative cash flows from operating activities since
Golden American started issuing variable insurance products in 1989. These negative operating cash flows result primarily from the funding of commissions and other deferrable expenses related to the continued growth in the sales of variable annuity products. During 2000, these negative cash flows were offset by the effects of a modified coinsurance agreement entered into with an affiliate which resulted in the reimbursement of policy acquisition costs incorporated in a net cash settlement of $218.8 million. This was partially offset also by the use of cash from increases in reinsurance recoverable, due from affiliates and other assets.

Net cash provided by investing activities was $28.0 million during 2000 as compared to net cash used in investing activities of $177.5 million in 1999. This increase is primarily due to lower purchases of fixed maturities during 2000 than in 1999. Net sales of fixed maturities totaled $51.1 million in 2000 versus net purchases of $124.0 million in 1999. This change was mainly due to the relatively constant level policyholder account balances in the fixed account options during 2000 as compared to an increase during 1999, combined with a shift toward short-term investments.

Net cash used by financing activities was $51.9 million during 2000 as compared to net cash provided by financing activities of $259.2 million during the prior year. In 2000, net cash provided by financing activities was positively impacted by net fixed account deposits of $660.4 million compared to $627.1 million in 1999. This increase was more than offset by net reallocations to the Companies' separate accounts, which increased to $825.9 million from $650.3 million during the prior year. In 2000, another important source of cash provided by financing activities was $115.0 million in capital contributions from the Parent compared to $121.0 million in 1999. Another source of cash provided by financing activities during 1999 was $160.0 million in proceeds from surplus notes. No surplus notes were issued during 2000.

The Companies' liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. Golden American maintains a $65.0 million reciprocal loan agreement with ING AIH, which expires on December 31, 2007. In addition, the Companies have established an $85.0 million revolving note facility with SunTrust Bank, Atlanta, which expires on July 31, 2001. Management believes these sources of liquidity are adequate to meet the Companies' short-term cash obligations.

Based on current trends, the Companies expect to continue to use net cash in operating activities, given the continued growth of the variable annuity sales. It is anticipated that a continuation of capital contributions from the Parent, the issuance of additional surplus notes, and/or the use of modified coinsurance agreements will cover these net cash outflows. ING AIH is committed to the sustained growth of Golden American. During 2001, ING AIH will maintain Golden American's statutory capital and surplus at the end of each quarter at a level such that: 1) the ratio of Total Adjusted Capital divided by Company Action Level Risk Based Capital exceeds 300%; 2) the ratio of Total Adjusted Capital (excluding surplus notes) divided by Company Action Level Risk Based Capital exceeds 200%; and 3) Golden American's statutory capital and surplus exceeds the "Amounts Accrued for Expense Allowances Recognized in Reserves" as disclosed on page 3, Line 13A of Golden American's statutory statement.

During the first quarter of 1999, Golden American's operations were moved to a new site in West Chester, Pennsylvania. Previously, Golden American's business operations were housed in leased facilities located in Wilmington, Delaware and leased facilities in Pennsylvania. During 2000, Golden American occupied 105,000 square feet of leased space; and an affiliate occupied 20,000 square feet in the same facilities. Golden American's New York subsidiary is housed in leased space in New York, New York. The Companies intend to spend approximately $3.9 million on capital needs for 2001.

The ability of Golden American to pay dividends to its Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 2001, Golden American cannot pay dividends to its Parent without prior approval of statutory authorities.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing. The management of First Golden does not anticipate paying dividends to Golden American during 2001.

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

REINSURANCE: At December 31, 2000, Golden American had reinsurance treaties with six unaffiliated reinsurers and three affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued on or after January 1, 2000, excluding those with an interest rate guarantee.

On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued on or after January 1, 2000. An irrevocable letter of credit was obtained through Bank of New York in the amount of $10,500,000 related to this agreement.

On December 29, 2000, First Golden entered into a reinsurance treaty with London Life Reinsurance Company of Pennsylvania, an unaffiliated reinsurer, covering the minimum guaranteed death benefits of First Golden's variable annuities issued on or after January 1, 2000.

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

Contractholders bear the majority of the investment risks related to the variable insurance products. Therefore, the risks associated with the investments supporting the variable separate accounts are assumed by contractholders, not by the Companies (subject to, among other things, certain minimum guarantees). The Companies' products also provide certain minimum death and guaranteed living benefits that depend on the performance of the variable separate accounts. Currently, the majority of death and living benefit risks are reinsured, which protects the Companies from adverse mortality experience and prolonged capital market decline.

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

On the basis of these analyses, management believes there is no material solvency risk to the Companies. With respect to a 10% drop in equity values from year end 2000 levels, variable separate account funds, which represent 90% of the in force, pass the risk in underlying fund performance to the contractholder (except for certain minimum guarantees). With respect to interest rate movements up or down 100 basis points from year end 2000 levels, the remaining 10% of the in force are fixed account funds and almost all of these have market value adjustments which provide significant protection against changes in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

--------------------------------------------------------------------------------

The Board of Directors and Stockholder
Golden American Life Insurance Company

We have audited the accompanying consolidated balance sheets of Golden American Life Insurance Company as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden American Life Insurance Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                      s/Ernst & Young LLP


Atlanta, Georgia
March 12, 2001



                                                     CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands, except per share data)


                                                                                      December 31, 2000       December 31, 1999
                                                                                     -----------------------------------------------
    ASSETS

     Investments:
       Fixed maturities, available for sale, at fair value
         (cost: 2000 - $798,751; 1999 - $858,052)...............................               $792,578                $835,321
       Equity securities, at fair value (cost: 2000 - $8,611;
         1999 - $14,952)........................................................                  6,791                  17,330
       Mortgage loans on real estate............................................                 99,916                 100,087
       Policy loans.............................................................                 13,323                  14,157
       Short-term investments...................................................                106,775                  80,191
                                                                                     -----------------------------------------------
    Total investments...........................................................              1,019,383               1,047,086

    Cash and cash equivalents...................................................                 63,207                  14,380

    Reinsurance recoverable.....................................................                 19,331                  14,834

    Reinsurance recoverable from affiliates ....................................                 14,642                      --

    Due from affiliates.........................................................                 38,786                     637

    Accrued investment income...................................................                  9,606                  11,198

    Deferred policy acquisition costs...........................................                635,147                 528,957

    Value of purchased insurance in force.......................................                 25,942                  31,727

    Current income taxes recoverable............................................                    511                      35

    Deferred income tax asset...................................................                  9,047                  21,943

    Property and equipment, less allowances for depreciation
       of $5,638 in 2000 and $3,229 in 1999.....................................                 14,404                  13,888

    Goodwill, less accumulated amortization of $11,964 in 2000
       and $8,186 in 1999.......................................................                139,163                 142,941

    Other assets................................................................                 32,019                   2,514

    Separate account assets.....................................................              9,831,489               7,562,717
                                                                                     -----------------------------------------------
    Total assets................................................................            $11,852,677              $9,392,857
                                                                                     ===============================================

See accompanying notes.

                                               CONSOLIDATED BALANCE SHEETS - CONTINUED
                                            (Dollars in thousands, except per share data)





                                                                                    December 31, 2000        December 31, 1999
                                                                                  ------------------------------------------------
 LIABILITIES AND STOCKHOLDER'S EQUITY

 Policy liabilities and accruals:
   Future policy benefits:
      Annuity and interest sensitive life products.........................                $1,062,891              $1,033,701
      Unearned revenue reserve.............................................                     6,817                   6,300
   Other policy claims and benefits........................................                        82                       8
                                                                                  ------------------------------------------------
                                                                                            1,069,790               1,040,009

 Surplus notes.............................................................                   245,000                 245,000
 Revolving note payable....................................................                         -                   1,400
 Due to affiliates.........................................................                    19,887                  12,650
 Other liabilities.........................................................                    69,374                  53,232
 Separate account liabilities..............................................                 9,831,489               7,562,717
                                                                                  ------------------------------------------------
                                                                                           11,235,540               8,915,008

 Commitments and contingencies

 Stockholder's equity:
   Common stock, par value $10 per share, authorized,
      issued, and outstanding 250,000 shares...............................                     2,500                   2,500
   Additional paid-in capital..............................................                   583,640                 468,640
   Accumulated other comprehensive loss....................................                    (4,046)                 (9,154)
   Retained earnings.......................................................                    35,043                  15,863
                                                                                  ------------------------------------------------
 Total stockholder's equity................................................                   617,137                 477,849
                                                                                  ------------------------------------------------
 Total liabilities and stockholder's equity................................               $11,852,677              $9,392,857
                                                                                  ================================================











See accompanying notes.
                                                                 18


                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Dollars in thousands)





Year Ended December 31                                                      2000               1999               1998
                                                                  ---------------------------------------------------------
Revenues:
   Annuity and interest sensitive life product charges........            $144,877            $82,935            $39,119
   Management fee revenue.....................................              22,982             11,133              4,771
   Net investment income......................................              64,140             59,169             42,485
   Realized losses on investments.............................              (6,554)            (2,923)            (1,491)
                                                                  ---------------------------------------------------------
                                                                           225,445            150,314             84,884

Insurance benefits and expenses:
   Annuity and interest sensitive life benefits:
     Interest credited to account balances....................             195,088            175,257             94,845
     Benefit claims incurred in excess of account balances....               4,943              6,370              2,123
   Underwriting, acquisition, and insurance expenses:
     Commissions..............................................             213,719            188,383            121,171
     General expenses.........................................              84,936             60,205             37,612
     Insurance taxes, state licenses, and fees................               4,528              3,976              4,140
     Policy acquisition costs deferred........................            (168,444)          (346,396)          (197,796)
     Amortization:
      Deferred policy acquisition costs.......................              55,154             33,119              5,148
      Value of purchased insurance in force...................               4,801              6,238              4,724
      Goodwill................................................               3,778              3,778              3,778
    Expenses and charges reimbursed under modified coinsurance
     agreements...............................................            (225,787)            (9,247)            (5,604)
                                                                  ---------------------------------------------------------
                                                                           172,716            121,683             70,141

Interest expense..............................................              19,867              8,894              4,390
                                                                  ---------------------------------------------------------
                                                                           192,583            130,577             74,531
                                                                  ---------------------------------------------------------
Income before income taxes....................................              32,862             19,737             10,353

Income taxes..................................................              13,682              8,523              5,279
                                                                  ---------------------------------------------------------

Net income ...................................................             $19,180            $11,214             $5,074
                                                                  =========================================================







See accompanying notes.

                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                              (Dollars in thousands)


                                                                                     Accumulated
                                                                   Additional           Retained         Total
                                                         Common       Paid-in      Comprehensive      Earnings    Stockholder's
                                                          Stock       Capital       Income (Loss)     (Deficit)          Equity
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1997...................          $2,500      $224,997               $241        $(425)         $227,313
   Comprehensive income:
     Net income................................              --            --                 --        5,074             5,074
     Change in net unrealized investment
       gains (losses)..........................              --            --             (1,136)          --            (1,136)
                                                                                                                -----------------
   Comprehensive income........................                                                                           3,938
   Contribution of capital.....................              --       122,500                 --           --           122,500
   Other.......................................              --           143                 --           --               143
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1998...................           2,500       347,640               (895)       4,649           353,894
   Comprehensive income:
     Net income................................              --            --                 --       11,214            11,214
     Change in net unrealized investment
       gains (losses)..........................              --            --             (8,259)          --            (8,259)
                                                                                                                -----------------
   Comprehensive income........................                                                                           2,955
   Contribution of capital.....................              --       121,000                 --           --           121,000
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1999...................          $2,500      $468,640            $(9,154)     $15,863          $477,849
   Comprehensive income:
     Net income................................              --            --                 --       19,180            19,180
     Change in net unrealized investment
       gains (losses) .........................              --            --              5,108           --             5,108
                                                                                                                -----------------
   Comprehensive income........................                                                                          24,288
   Contribution of capital.....................              --       115,000                 --           --           115,000
                                                    -----------------------------------------------------------------------------
Balance at December 31, 2000...................          $2,500      $583,640            $(4,046)     $35,043          $617,137
                                                    =============================================================================















See accompanying notes.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)




Year Ended December 31                                                       2000             1999             1998
                                                                   ---------------------------------------------------
OPERATING ACTIVITIES
Net income ...................................................            $19,180          $11,214           $5,074
Adjustments to reconcile net income to net cash
  provided by (used in) operations:
   Adjustments related to annuity and
     interest sensitive life products:
     Interest credited and other charges on
       interest sensitive products............................            195,088          175,257           94,845
     Charges for mortality and administration.................               (313)             524             (233)
     Change in unearned revenues..............................                517            2,460            2,651
   Increase (decrease) in policy liabilities and accruals.....                 74                8              (10)
   Decrease (increase) in accrued investment income...........              1,592           (1,553)          (3,222)
   Policy acquisition costs deferred..........................           (168,444)        (346,396)        (197,796)
   Amortization of deferred policy acquisition costs..........             55,154           33,119            5,148
   Amortization of value of purchased
     insurance in force.......................................              4,801            6,238            4,724
  Change in other assets, due to/from affiliates, other
     liabilities, and accrued income taxes....................            (63,840)          24,845            9,979
   Provision for depreciation and amortization................              8,616            8,850            8,147
   Provision for deferred income taxes........................             13,728            8,523            5,279
   Realized losses on investments.............................              6,554            2,923            1,491
                                                                   ---------------------------------------------------
Net cash provided by (used in) operating activities...........             72,707          (73,988)         (63,923)
                                                                   ---------------------------------------------------

INVESTING ACTIVITIES
Sale, maturity, or repayment of investments:
   Fixed maturities - available for sale......................            205,136          220,547          145,253
   Mortgage loans on real estate..............................             12,701            6,572            3,791
   Equity securities..........................................              6,128               --               --
   Policy loans - net.........................................                834               --               --
                                                                   ---------------------------------------------------
                                                                          224,799          227,119          149,044
Acquisition of investments:
   Fixed maturities - available for sale......................           (154,028)        (344,587)        (476,523)
   Equity securities..........................................                 --               --          (10,000)
   Mortgage loans on real estate..............................            (12,887)          (9,659)         (16,390)
   Policy loans - net.........................................                 --           (2,385)          (2,940)
   Short-term investments - net...............................            (26,584)         (39,039)         (26,692)
                                                                   ---------------------------------------------------
                                                                         (193,499)        (395,670)        (532,545)
Issuance of reciprocal loan agreement receivables.............            (16,900)              --               --
Receipt of repayment of reciprocal loan agreement
   receivables................................................             16,900               --               --
Net purchase of property and equipment........................             (3,285)          (8,968)          (6,485)
                                                                   ---------------------------------------------------
Net cash provided by (used in) investing activities...........             28,015         (177,519)        (389,986)

See accompanying notes.


                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                          (Dollars in thousands)





Year Ended December 31                                                      2000             1999            1998
                                                                  ----------------------------------------------------
FINANCING ACTIVITIES
Proceeds from reciprocal loan agreement
   borrowings................................................           $178,900         $396,350        $500,722
Repayment of reciprocal loan agreement
   Borrowings................................................           (178,900)        (396,350)       (500,722)
Proceeds from revolving note payable.........................             67,200          220,295         108,495
Repayment of revolving note payable..........................            (68,600)        (218,895)       (108,495)
Proceeds from surplus note...................................                 --          160,000          60,000
Repayment of line of credit borrowings.......................                 --               --          (5,309)
Receipts from annuity and interest
   sensitive life policies credited to
   account balances..........................................            801,793          773,685         593,428
Return of account balances on annuity
   and interest sensitive life policies......................           (141,440)        (146,607)        (72,649)
Net reallocations to separate accounts.......................           (825,848)        (650,270)       (239,671)
Contributions of capital by parent...........................            115,000          121,000         103,750
                                                                  ----------------------------------------------------
Net cash provided by (used in) financing activities..........            (51,895)         259,208         439,549
                                                                  ----------------------------------------------------

Increase (decrease) in cash and cash
   equivalents...............................................             48,827            7,701         (14,360)
Cash and cash equivalents at
   beginning of period.......................................             14,380            6,679          21,039
                                                                  ----------------------------------------------------
Cash and cash equivalents at
   end of period.............................................            $63,207          $14,380          $6,679
                                                                  ====================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest..................................................            $22,444           $6,392          $4,305
   Income taxes..............................................                957               --              99
Non-cash financing activities:
   Non-cash adjustment to additional paid-in capital for
    adjusted merger costs....................................                 --               --             143
   Contribution of capital from parent to
     repay line of credit borrowings.........................                 --               --          18,750






See accompanying notes.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


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

ORGANIZATION
Golden American, a wholly owned subsidiary of Equitable of Iowa Companies, Inc., offers variable insurance products and is licensed as a life insurance company in the District of Columbia and all states except New York. First Golden is licensed to sell insurance products in New York and Delaware. The Companies' variable annuity products are marketed by broker/dealers, financial institutions, and insurance agents. The Companies' primary customers are consumers and corporations.

On October 24, 1997 ("the merger date"), PFHI Holding, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") according to the terms of an Agreement and Plan of Merger dated July 7, 1997 among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC" or the "Parent"), a Delaware corporation.

INVESTMENTS
FIXED MATURITIES: The Companies account for their investments under the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for
Certain Investments in Debt and Equity Securities," which requires fixed maturities to be designated as either "available for sale," "held for investment," or "trading." Sales of fixed maturities designated as "available for sale" are not restricted by SFAS No. 115. Available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholder's equity, after adjustment for related changes in value of purchased insurance in force ("VPIF"), deferred policy acquisition costs ("DPAC"), and deferred income taxes. At December 31, 2000 and 1999, all of the Companies' fixed maturities are designated as available for sale, although the Companies are not precluded from designating fixed maturities as held for investment or trading at some future date.

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

DEFERRED POLICY ACQUISITION COSTS
Certain costs of acquiring new insurance business, principally first year commissions and interest bonuses, premium credit, and other expenses related to the production of new business ($63.8 million during 2000, $153.0 million during 1999, and $73.4 million during 1998), have been deferred. Acquisition costs for variable insurance products are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected future gross profits. This amortization is adjusted retrospectively when the Companies revise their estimate of current or future gross profits to be realized from a group of products. DPAC is adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturities the Companies have designated as "available for sale" under SFAS No. 115.

VALUE OF PURCHASED INSURANCE IN FORCE
As a result of the merger, a portion of the purchase price was allocated to the right to receive future cash flows from existing insurance contracts. This allocated cost represents VPIF, which reflects the value of those purchased policies calculated by discounting actuarially determined expected future cash flows at the discount rate determined by the purchaser. Amortization of VPIF is charged to expense in proportion to expected gross profits of the underlying business. This amortization is adjusted retrospectively when the Companies revise the estimate of current or future gross profits to be realized from the insurance contracts acquired. VPIF is adjusted to reflect the pro forma impact of unrealized gains and losses on available for sale fixed maturities.

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

FUTURE POLICY BENEFITS
Future policy benefits for divisions of the variable products with fixed interest guarantees are established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges. Interest credited to these policies ranged from 3.00% to 14.00% during 2000, 3.00% to 11.00% during 1999, and 3.00% to 10.00% during 1998. The unearned revenue reserve represents unearned distribution fees. These distribution fees have been deferred and are amortized over the life of the contracts in proportion to expected gross profits.

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

DIVIDEND RESTRICTIONS
Golden American's ability to pay dividends to its Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 2001, Golden American cannot pay dividends to its Parent without prior approval of statutory authorities. Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing.

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

Management is required to utilize historical experience and assumptions about future events and circumstances in order to develop estimates of material reported amounts and disclosures. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates and assumptions are: (1) estimates of fair values of investments in securities and other financial instruments, as well as fair values of policyholder liabilities, (2) policyholder liabilities, (3) deferred policy acquisition costs and value of purchased insurance in force, (4) fair values of assets and liabilities recorded as a result of merger, (5) asset valuation allowances, (6) guaranty fund assessment accruals, (7) deferred tax benefits (liabilities), and (8) estimates for commitments and contingencies including legal matters, if a liability is anticipated and can be reasonably estimated. Estimates and assumptions regarding all of the preceding items are inherently subject to change and are reassessed periodically. Changes in estimates and assumptions could materially impact the financial statements.

PENDING ACCOUNTING STANDARDS: DERIVATIVE FINANCIAL INSTRUMENTS
During 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), Accounting for Derivative Financial Instruments and Hedging Activities. SFAS 133 requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet and measured at its fair value. The change in a derivative's fair value is generally to be recognized in current period earnings.

If certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures. When designated as a hedge, the fair value should be recognized currently in earnings or other comprehensive income, depending on whether such designation is considered a fair value or as a cash flow hedge. With respect to fair value hedges, the fair value of the derivative, as well as changes in the fair value of the hedged item, are reported in earnings. For cash flow hedges, changes in the derivatives fair value are reported in other comprehensive income and subsequently reclassified into earnings when the hedged item affects earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Companies adopted SFAS 133 on January 1, 2000. The cumulative effect of the accounting change upon adoption was not material.

RECLASSIFICATIONS
Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 financial statement presentation.

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

The net loss for Golden American as determined in accordance with statutory accounting practices was $71,134,000 in 2000, $85,578,000 in 1999, and
$68,002,000 in 1998. Total statutory capital and surplus was $406,923,000 and $368,928,000 at December 31, 2000 and 1999, respectively.

The National Association of Insurance Commissioners has revised the Accounting Practices and Procedures Manual, the guidance that defines statutory accounting principles. The revised manual will be effective January 1, 2001, and has been adopted, at least in part, by the States of Delaware and New York, which are the states of domicile for Golden American and First Golden, respectively. The revised manual will result in changes to the accounting practices that the Companies use to prepare their statutory-basis financial statements. Management believes the impact of these changes to the Companies' statutory-basis capital and surplus as of January 1, 2001 will not be significant.

3. INVESTMENT OPERATIONS
--------------------------------------------------------------------------------

INVESTMENT RESULTS
Major categories of net investment income are summarized below:


Year Ended December 31,                                           2000               1999                1998
                                                       ----------------------------------------------------------
                                                                        (Dollars in thousands)

 Fixed maturities.................................             $55,302            $50,352             $35,224
 Equity securities................................                 248                515                  --
 Mortgage loans on real estate....................               7,832              7,074               6,616
 Policy loans.....................................                 516                485                 619
 Short-term investments...........................               2,253              2,583               1,311
 Other, net.......................................                 543                388                 246
                                                       ----------------------------------------------------------
 Gross investment income..........................              66,694             61,397              44,016
 Less investment expenses.........................              (2,554)            (2,228)             (1,531)
                                                       ----------------------------------------------------------
 Net investment income............................             $64,140            $59,169             $42,485
                                                       ==========================================================



Realized losses on investments follows:


       Year Ended December 31,                                            2000               1999                1998
                                                             ----------------------------------------------------------
                                                                              (Dollars in thousands)

       Fixed maturities, available for sale.............               $(6,289)            $(2,910)            $(1,428)
       Equity securities................................                  (213)                 --                  --
       Mortgage loans on real estate....................                   (52)                (13)                (63)
                                                             ------------------ ---------------------------------------
       Realized losses on investments...................               $(6,554)            $(2,923)            $(1,491)
                                                             ==========================================================

The change in unrealized appreciation (depreciation) of securities at fair value follows:


       Year Ended December 31,                                            2000               1999                1998
                                                             ----------------------------------------------------------
                                                                              (Dollars in thousands)

       Fixed maturities, available for sale.............               $16,558           $(24,944)              $1,100
       Equity securities................................                (4,198)             5,301               (2,390)
                                                             ----------------------------------------------------------
       Unrealized appreciation (depreciation)
          of securities.................................               $12,360           $(19,643)             $(1,290)
                                                             ==========================================================

At December 31, 2000 and December 31, 1999,  amortized cost, gross  unrealized gains and losses,  and estimated fair values of fixed maturities, all of which are designated as available for sale, follows:

                                                                                Gross             Gross           Estimated
   December 31, 2000                                    Amortized          Unrealized        Unrealized                Fair
                                                             Cost               Gains            Losses               Value
 ---------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
   U.S. government and governmental
    agencies and authorities.................             $18,607                $580             $(16)             $19,171
   Public utilities..........................              54,132                 294           (1,600)              52,826
   Corporate securities......................             355,890               1,318           (8,006)             349,202
   Other asset-backed securities.............             223,787               2,166           (1,831)             224,122
   Mortgage-backed securities................             146,335               1,465             (543)             147,257
                                                 ---------------------------------------------------------------------------

   Total.....................................            $798,751              $5,823         $(11,996)            $792,578
                                                 ===========================================================================

                                                                                Gross             Gross           Estimated
   December 31, 1999                                    Amortized          Unrealized        Unrealized                Fair
                                                             Cost               Gains            Losses               Value
 ---------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
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
                                                 ===========================================================================

Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates fair value for these securities. At December 31, 2000, net unrealized investment loss on fixed maturities designated as available for sale totaled $6,173,000. Depreciation of $1,447,000 was included in stockholder's equity at December 31, 2000 (net of adjustments of $801,000 to VPIF, $3,146,000 to DPAC, and $779,000 to deferred income taxes). At December 31, 1999, net unrealized investment loss on fixed maturities designated as available for sale totaled $22,731,000. Depreciation of $6,955,000 was included in stockholder's equity at December 31, 1999 (net of adjustments of $1,785,000 to VPIF, $10,246,000 to DPAC, and $3,745,000 to
deferred income taxes).

At December 31, 2000, net unrealized depreciation on equity securities was comprised entirely of gross depreciation of $1,820,000. At December 31, 1999, net unrealized appreciation on equity securities was comprised entirely of gross appreciation of $2,378,000.

Amortized cost and estimated fair value of fixed maturities designated as available for sale, by contractual maturity, at December 31, 2000 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized         Estimated
December 31, 2000                                      Cost        Fair Value
--------------------------------------------------------------------------------
                                                    (Dollars in thousands)
Due within one year......................           $51,001           $50,836
Due after one year through five years....           323,753           317,862
Due after five years through ten years...            45,812            44,891
Due after ten years......................             8,063             7,610
                                            ------------------------------------
                                                    428,629           421,199
Other asset-backed securities............           223,787           224,122
Mortgage-backed securities...............           146,335           147,257
                                            ------------------------------------
Total....................................          $798,751          $792,578
                                            ====================================



An analysis of sales, maturities, and principal repayments of the Companies' fixed maturities portfolio follows:

                                                                             Gross          Gross         Proceeds
                                                          Amortized       Realized       Realized             from
                                                               Cost          Gains         Losses             Sale
----------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
FOR THE YEAR ENDED DECEMBER 31, 2000:
Scheduled principal repayments, calls, and
  tenders..........................................         $91,158          $122             $(1)         $91,279
Sales..............................................         120,125           285          (6,553)         113,857
                                                      ----------------------------------------------------------------
Total..............................................        $211,283          $407         $(6,554)        $205,136
                                                      ================================================================

FOR THE YEAR ENDED DECEMBER 31, 1999:
Scheduled principal repayments, calls, and
  tenders..........................................        $141,346          $216           $(174)        $141,388
Sales..............................................          80,472           141          (1,454)          79,159
                                                      ----------------------------------------------------------------
Total..............................................        $221,818          $357         $(1,628)        $220,547
                                                      ================================================================

FOR THE YEAR ENDED DECEMBER 31, 1998:
Scheduled principal repayments, calls, and
  tenders..........................................        $102,504           $60             $(3)        $102,561
Sales..............................................          43,204           518          (1,030)          42,692
                                                      ----------------------------------------------------------------
Total..............................................        $145,708          $578         $(1,033)        $145,253
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

During the second quarter of 2000, Golden American determined that the carrying value of an impaired bond exceeded its estimated net realizable value. As a result, on June 30, 2000, Golden American recognized a total pre-tax loss of approximately $142,000 to reduce the carrying value of the bond to its net realizable value of $315,000 at December 31, 2000.

During the fourth quarter of 1998, Golden American determined that the carrying value of two bonds exceeded their estimated net realizable value. As a result, at December 31, 1998, Golden American recognized a total pre-tax loss of $973,000 to reduce the carrying value of the bonds to their combined net realizable value of $2,919,000. During the second quarter of 1999, further information was received regarding these bonds and Golden American determined that the carrying value of the two bonds exceeded their estimated net realizable value. As a result, at June 30, 1999, Golden American recognized a total pre-tax loss of $1,639,000 to further reduce the carrying value of the bonds to their combined net realizable value of $1,137,000. During the year 2000, these bonds had no further reduction in carrying value.

INVESTMENTS ON DEPOSIT: At December 31, 2000 and 1999, affidavits of deposits covering bonds with a par value of $6,870,000 and $6,470,000, respectively, were on deposit with regulatory authorities pursuant to certain statutory requirements.

INVESTMENT DIVERSIFICATIONS: The Companies' investment policies related to the investment portfolio require diversification by asset type, company, and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at December 31, 2000 and December 31, 1999. Fixed maturities included investments in basic industrials (29% in 2000, 29% in 1999), conventional mortgage-backed securities (20% in 2000, 22% in 1999), financial companies (14% in 2000, 16% in 1999), and other asset-backed securities (20% in 2000, 19% in 1999). Mortgage loans on real estate have been analyzed by geographical location with concentrations by state identified as California (15% in 2000, 12% in 1999) and Utah (9% in 2000, 10% in
1999). There are no other concentrations of mortgage loans on real estate in any state exceeding ten percent at December 31, 2000 and 1999. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in office buildings (29% in 2000, 34% in 1999), industrial buildings (35% in 2000, 33% in 1999), retail facilities (18% in 2000, 19% in 1999), and multi-family apartments (10% in 2000, 10% in 1999). Equity securities are not significant to the Companies' overall investment portfolio.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholder's equity at December 31, 2000.

4. COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. Total comprehensive income (loss) for the Companies includes $606,000 for the year ended December 31, 2000 for First Golden and $(452,000) and $1,015,000 for the years ended December 31, 1999 and 1998, respectively. Other comprehensive income excludes net investment gains (losses) included in net income, which merely represent transfers from unrealized to realized gains and losses. These amounts total $(2,670,000), $(1,468,000) and $(2,133,000) in the years ended December 31, 2000, 1999 and 1998, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments to VPIF and DPAC totaling $(4,742,000), $(1,441,000) and $705,000 in the years ended December 31, 2000, 1999 and 1998, respectively.

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



The following compares carrying values as shown for financial reporting purposes with estimated fair values:

December 31                                                             2000                              1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                 Estimated                         Estimated
                                                               Carrying               Fair       Carrying               Fair
                                                                  Value              Value          Value              Value
                                                         -------------------------------------------------------------------
                                                                               (Dollars in thousands)
ASSETS
   Fixed maturities, available for sale...............         $792,578           $792,578       $835,321           $835,321
   Equity securities..................................            6,791              6,791         17,330             17,330
   Mortgage loans on real estate......................           99,916            100,502        100,087             95,524
   Policy loans.......................................           13,323             13,323         14,157             14,157
   Short-term investments.............................          106,775            106,775         80,191             80,191
   Cash and cash equivalents..........................           63,207             63,207         14,380             14,380
   Separate account assets............................        9,831,489          9,831,489      7,562,717          7,562,717

LIABILITIES
   Annuity products...................................        1,047,932            962,810      1,017,105            953,546
   Surplus notes......................................          245,000            204,455        245,000            226,100
   Revolving note payable.............................               --                 --          1,400              1,400
   Separate account liabilities.......................        9,831,489          9,831,489      7,562,717          7,562,717


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

6. VALUE OF PURCHASED IN FORCE
--------------------------------------------------------------------------------

As a result of the merger, a portion of the purchase price was allocated to the right to receive future cash flows from existing insurance contracts. This allocated cost represents VPIF, which reflects the value of those purchased policies calculated by discounting actuarially determined expected future cash flows at the discount rate determined by the purchaser. Interest was accrued at a rate of 7.32% during 2000 (7.33% during 1999, and 7.29% during 1998).

A reconciliation of the change in the VPIF asset follows:


         Year Ended December 31,                                             2000            1999             1998
                                                                 ---------------------------------------------------
                                                                               (Dollars in thousands)

            Beginning balance..............................               $31,727         $35,977           $43,174
              Accretion of interest........................                 2,016           2,372             2,802
              Amortization of asset........................                (6,817)         (8,610)           (7,526)
              Adjustment for unrealized gains (losses) ....                  (984)          1,988              (203)
              Purchase price adjustment to opening balance
                sheet .....................................                    --              --            (2,270)
                                                                 ---------------------------------------------------
            Ending balance.................................               $25,942         $31,727           $35,977
                                                                 ===================================================

Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 2000, is $3.9 million in 2001, $3.6 million in 2002, $3.0 million in 2003, $2.4 million in 2004, and $1.9 million in 2005. Actual amortization may vary based upon changes in assumptions and experience.

7. INCOME TAXES
--------------------------------------------------------------------------------

Golden American files a consolidated federal income tax return. Under the Internal Revenue Code, a newly acquired insurance company cannot file as part of the Parent's consolidated tax return for 5 years.

At December 31, 2000, the Companies have net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $189,656,000. Approximately $5,094,000, $3,354,000, $50,449,000, $94,078,000 and $36,681,000
of these NOL carryforwards are available to offset future taxable income of the Companies through the years 2011, 2012, 2018, 2019 and 2020, respectively.



INCOME TAX EXPENSE (BENEFIT)
Income tax expense (benefit) included in the consolidated financial statements follows:


         Year Ended December 31,                                            2000             1999               1998
                                                                 ---------------------------------------------------
                                                                               (Dollars in thousands)

            Current...................................                      $(46)             $--                $--
            Deferred..................................                    13,728            8,523              5,279
                                                                 ---------------------------------------------------
                                                                         $13,682           $8,523             $5,279
                                                                 ===================================================

The effective tax rate on income before income taxes is different from the prevailing  federal income tax rate. A reconciliation  of this difference follows:




Year Ended December 31,                                           2000              1999             1998
                                                       ----------------------------------------------------
                                                                      (Dollars in thousands)

   Income before income taxes......................            $32,862           $19,737          $10,353
                                                       ====================================================

   Income tax at federal statutory rate............            $11,502            $6,908           $3,624
   Tax effect of:
     Goodwill amortization.........................              1,322             1,322            1,322
     Meals and entertainment.......................                292               199              157
     Other items...................................                566                94              176
                                                       ----------------------------------------------------
   Income tax expense .............................            $13,682            $8,523           $5,279
                                                       ====================================================


                                                                 34


DEFERRED INCOME TAXES

The tax effect of temporary  differences  giving rise to the Companies'  deferred  income tax assets and liabilities at December 31,
2000 and 1999 follows:

  December 31                                                                             2000                  1999
 --------------------------------------------------------------------------------------------------------------------
                                                                                           (Dollars in thousands)
  Deferred tax assets:
     Net unrealized depreciation of securities
       at fair value...................................................                   $637                   $--
     Net unrealized depreciation of available for sale fixed
       maturities......................................................                    779                 3,745
     Future policy benefits............................................                163,691               133,494
     Goodwill..........................................................                 15,111                16,323
     Net operating loss carryforwards..................................                 66,380                56,630
     Other.............................................................                  1,333                 1,333
                                                                          --------------------------------------------
                                                                                       247,931               211,525
  Deferred tax liabilities:
  Net unrealized appreciation of securities at fair value..............                     --                  (832)
     Fixed maturity securities.........................................                (17,774)              (17,774)
     Deferred policy acquisition costs.................................               (184,743)             (154,706)
     Mortgage loans on real estate.....................................                   (715)                 (715)
     Value of purchased insurance in force.............................                 (8,512)              (10,462)
     Other.............................................................                (25,724)               (1,348)
                                                                          --------------------------------------------
                                                                                      (237,468)             (185,837)
                                                                          --------------------------------------------
  Valuation allowance..................................................                 (1,416)               (3,745)
                                                                          --------------------------------------------
  Deferred income tax asset............................................                 $9,047               $21,943
                                                                          ============================================

At December 31, 2000, the Company reported, for financial statement purposes, unrealized losses on certain investments, which have not been recognized for tax purposes. Since it is uncertain as to whether these capital losses, if ever realized, could be utilized to offset capital gains, a valuation allowance has been established for the tax effect of the financial statement losses.

8. RETIREMENT PLANS AND EMPLOYEE STOCK COMPENSATION
--------------------------------------------------------------------------------

DEFINED BENEFIT PLANS

In 2000, 1999 and 1998, the Companies were allocated their share of the pension liability associated with their employees. The Companies' employees are covered by the employee retirement plan of an affiliate, Equitable Life. Further, Equitable Life sponsors a defined contribution plan that is qualified under Internal Revenue Code Section 401(k).



The following  tables  summarize the benefit  obligations and the funded status for pension  benefits over the two-year period ended
December 31, 2000:

                                                                                    2000                     1999
                                                                         --------------------------------------------------
                                                                                      (Dollars in thousands)
    Change in benefit obligation:
      Benefit obligation at January 1..................................           $4,221                   $4,454
      Service cost.....................................................            1,569                    1,500
      Interest cost....................................................              554                      323
      Actuarial (gain) loss............................................            1,562                   (2,056)
                                                                         --------------------------------------------------
      Benefit obligation at December 31................................           $7,906                   $4,221
                                                                         ==================================================

    Funded status:
      Funded status at December 31....................................           $(7,906)                 $(4,221)
      Unrecognized past service cost .................................               141                       --
      Unrecognized net loss...........................................             1,627                      210
                                                                         --------------------------------------------------
      Net amount recognized...........................................           $(6,138)                 $(4,011)
                                                                         ==================================================

The Companies' plan assets were held by Equitable Life, an affiliate. During 1998, the Equitable Life Employee Pension Plan began investing in an undivided interest of the ING-NA Master Trust (the "Master Trust"). Boston Safe Deposit and Trust Company holds the Master Trust's investment assets.

The weighted-average assumptions used in the measurement of the Companies' benefit obligation follows:


    December 31                                    2000              1999
-----------------------------------------------------------------------------

    Discount rate...........................       7.75%             8.00%
    Expected return on plan assets..........       9.25              9.25
    Rate of compensation increase...........       5.00              5.00

The following table provides the net periodic benefit cost for the fiscal years 2000, 1999, and 1998:


Year Ended December 31,                                     2000             1999              1998
-----------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)

    Service cost...............................           $1,569           $1,500            $1,138
    Interest cost..............................              554              323                97
                                                -----------------------------------------------------
    Net periodic benefit cost..................           $2,123           $1,823            $1,235
                                                =====================================================

There were no gains or losses resulting from curtailments or settlements during 2000, 1999, or 1998.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $7,906,000, $4,701,000, and $0, respectively, as of December 31, 2000 and $4,221,000, $2,488,000, and $0, respectively, as of December 31,
1999.

PHANTOM STOCK OPTION PLAN

The Phantom Stock Option Plan (the "Phantom Plan"), which covers certain key employees, is similar to a standard stock option plan; however, the phantom share option entitles the holder to a cash benefit in Dutch Guilders linked to the rise in value of ING ordinary shares on the Amsterdam Stock Exchange. The plan participants are entitled to any appreciation in the value of ING ordinary shares over the Phantom Plan option price (strike price) of 53.85 Euros for options issued on July 1, 1999, 140.40 Dutch Guilders for options issued on May 26, 1998, and 85.10 Dutch Guilders for options issued on May 23, 1997, not the ordinary shares themselves.

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

During 2000, the Phantom Plan liability was transferred to ING. As of December 31, 2000, the Companies held no liabilities under the Phantom Plan. There were no expenses incurred related to this plan during the year ended December 31, 2000.

9. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

OPERATING AGREEMENTS: Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Companies. DSI is authorized to enter into agreements with broker/dealers to distribute the Companies' variable insurance products and appoint representatives of the broker/dealers as agents. For the years ended December 31, 2000, 1999 and 1998, the Companies paid commissions to DSI totaling $208,883,000, $181,536,000, and $117,470,000, respectively.

Golden American provides certain managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the years ended December 31, 2000, 1999 and 1998, the fee was $21,296,000, $10,136,000, and $4,771,000,
respectively.

Effective January 1, 1998, the Companies have an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Companies record a fee based on the value of the assets under management. The fee is payable quarterly. For the years ended December 31, 2000, 1999 and 1998, the Companies incurred fees of $2,521,000, $2,227,000 and $1,504,000, respectively, under this agreement.

Golden American has a guaranty agreement with Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate. In consideration of an annual fee, payable June 30, Equitable Life guarantees to Golden American that it will make funds available, if needed, to Golden American to pay the contractual claims made under the provisions of Golden American's life insurance and annuity contracts. The agreement is not, and nothing contained therein or done pursuant thereto by Equitable Life shall be deemed to constitute, a direct or indirect guaranty by Equitable Life of the payment of any debt or other obligation, indebtedness, or liability, of any kind or character whatsoever, of Golden American. The agreement does not guarantee the value of the underlying assets held in separate accounts in which funds of variable life insurance and variable annuity policies have been invested. The calculation of the annual fee is based on risk based capital. On June 30, 2000, Golden American incurred a fee of $7,000 under this agreement. No annual fee was paid in 1999.

Golden American provides certain advisory, computer, and other resources and services to Equitable Life. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $6,193,000, $6,107,000 and $5,833,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Companies have a service agreement with Equitable Life in which Equitable Life provides administrative and financial related services. Under this agreement, the Companies incurred expenses of $1,270,000, $1,251,000 and $1,058,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

First Golden provided resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Companies, totaled $223,000, $387,000, and $75,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

Golden American provides resources and services to ING Mutual Funds Management Co., LLC, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $455,000 and $244,000 for the years ended December 31, 2000 and 1999, respectively.

Golden American provides resources and services to United Life & Annuity Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $593,000 and $460,000 for the years ended December 31, 2000 and 1999, respectively.

The Companies provide resources and services to Security Life of Denver Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $261,000 and $216,000 for the years ended December 31, 2000 and 1999, respectively.

The  Companies  provide  resources  and  services to  Southland  Life  Insurance
Company, an affiliate. Revenues for these services, which reduce general expenses incurred by the Companies, totaled $115,000 and $103,000 for the years ended December 31, 2000 and 1999, respectively.

In 2000, 1999, and 1998, the Companies received 11.3%,  10.0%, and 9.6% of total
premiums,  net  of  reinsurance,   for  variable  products  sold  through  eight
affiliates as noted in the following table:


Year Ended December 31,                                     2000             1999              1998
-----------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)

   LSSI......................................             $127.0           $168.5            $122.9
   Vestax Securities Corporation.............               47.2             88.1              44.9
   DSI.......................................                1.4              2.5              13.6
   Multi-Financial Securities Corporation....               38.6             44.1              13.4
   IFG Network Securities, Inc...............               23.1             25.8               3.7
   Washington Square ........................               44.6               --                --
   Primevest.................................                6.2               --                --
   Compulife.................................                2.7               --                --
                                                -----------------------------------------------------
   Total.....................................             $290.8           $329.0            $198.5
                                                =====================================================

MODIFIED COINSURANCE AGREEMENT: On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued on or after January 1, 2000, excluding those with an interest rate guarantee. The financial statements are presented net of the effects of the agreement.

Under this agreement, Golden American received a net reimbursement of expenses and charges of $218.8 million. This was offset by a decrease in deferred acquisition costs of $223.7 million. As at December 31, 2000, Golden American also had a payable to Equitable Life of $16.3 million due to the overpayment by Equitable Life of the cash settlement for the modified coinsurance agreement.

REINSURANCE AGREEMENT COVERING MINIMUM GUARANTEED BENEFITS: On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued on or after January 1, 2000. An irrevocable letter of credit was obtained through Bank of New York in the amount of $10,500,000 related to this agreement. Under this agreement, Golden American recorded a reinsurance recoverable of $14.6 million at December 31, 2000.

RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998 and expires December 31, 2007, Golden American and ING AIH can borrow up to $65,000,000 from one another. Prior to lending funds to ING AIH, Golden American must obtain the approval from the Department of Insurance of the State of Delaware. Interest on any Golden American borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, Golden American incurred interest expense of $481,000, $815,000 and $1,765,000 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, 1999 and 1998, Golden American did not have any borrowings or receivables from ING AIH under this agreement.

LINE OF CREDIT: Golden American maintained a line of credit agreement with Equitable to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective December 1, 1996 and expired December 31, 1997, Golden American could borrow up to $25,000,000. Interest on any borrowings was charged at the rate of Equitable's monthly average aggregate cost of short-term funds plus 1.00%. Under this agreement, Golden American incurred interest expense of $211,000 for the year ended December 31, 1998. The outstanding balance was paid by a capital contribution and with funds borrowed from ING AIH.

SURPLUS NOTES:  On December 30, 1999,  Golden  American issued an 8.179% surplus note in the amount of $50,000,000 to Equitable Life. The note matures on December 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $4,112,000 for the year ended December 31, 2000. Golden American incurred no interest expense during the year ended December 31, 1999.

On December 8, 1999, Golden American issued a 7.979% surplus note in the amount of $35,000,000 to First Columbine Life Insurance Company ("First Columbine"), an affiliate. The note matures on December 7, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $2,961,000 and $0 for the years ended December 31, 2000 and 1999, respectively.

On September 30, 1999, Golden American issued a 7.75% surplus note in the amount of $75,000,000 to ING AIH. The note matures on September 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $5,813,000 in 2000 and $1,469,000 in 1999. On December 30, 1999, ING AIH assigned the note to Equitable Life.

On December 30, 1998, Golden American issued a 7.25% surplus note in the amount of $60,000,000 to Equitable Life. The note matures on December 29, 2028. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $4,350,000 in 2000 and 1999. Golden American incurred no interest in 1998.

On December 17, 1996, Golden American issued an 8.25% surplus note in the amount of $25,000,000 to Equitable. The note matures on December 17, 2026. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made is subject to the prior approval of the Delaware Insurance Commissioner. Golden American incurred interest totaling $2,063,000 in 2000, unchanged from 1999 and 1998. On December 17, 1996, Golden American contributed the $25,000,000 to First Golden acquiring 200,000 shares of common stock (100% of outstanding stock).

STOCKHOLDER'S EQUITY: During 2000, 1999 and 1998, Golden American received capital contributions from its Parent of $80,000,000, $121,000,000 and $122,500,000, respectively. As at December 31, 2000, Golden American also had a receivable of $35,000,000 from capital contributions made by its Parent.

10. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

REINSURANCE: At December 31, 2000, the Companies had reinsurance treaties with six unaffiliated reinsurers and three affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. Golden American remains liable to the extent reinsurers do not meet their obligations under the reinsurance agreements. Reinsurance ceded in force for life mortality risks were $105,334,000, and $119,575,000 at December 31, 2000 and 1999, respectively. At
December 31, 2000 and 1999, the Companies have a net receivable of $33,973,000 and $14,834,000, respectively, for reserve credits, reinsurance claims, or other receivables from these reinsurers comprised of $16,462,000 and $493,000, respectively, for claims recoverable from reinsurers, $4,007,000 and $1,201,000, respectively, for a payable for reinsurance premiums, and $21,518,000 and $15,542,000, respectively, for a receivable from an unaffiliated reinsurer. Included in the accompanying financial statements, excluding the modified coinsurance agreements, are net considerations to reinsurers of $21,655,000, $9,883,000 and $4,797,000 and net policy benefits recoveries of $8,927,000, $3,059,000 and $2,170,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued on or after January 1, 2000, excluding those with an interest rate guarantee. At December 31, 2000, Golden American had received a total settlement of $218.8 million under this agreement. The carrying value of the separate account liabilities covered under this agreement represent 17.6% of total separate account liabilities outstanding at December 31, 2000. Golden American remains liable to the extent Equitable Life does not meet its obligations under the agreement. The accompanying statement of operations, statement of changes in stockholder's equity, and statement of cash flows are presented net of the effects of the agreement.

On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering variable annuity minimum guaranteed death benefits and guaranteed living benefits of variable annuities issued on or after January 1, 2000. An irrevocable letter of credit was obtained through Bank of New York in the amount of $10,500,000 related to this agreement.

On December 29, 2000, First Golden entered into a reinsurance treaty with London Life Reinsurance Company of Pennsylvania, an unaffiliated reinsurer, covering the minimum guaranteed death benefits of First Golden's variable annuities issued on or after January 1, 2000.

Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty which increased income by $736,000, $1,729,000, $1,022,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Companies by life and health guaranty associations in most states in which the Companies are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Companies cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums as well as its potential for premium tax offset. The Companies have established an undiscounted reserve to cover such assessments, review information regarding known failures, and revise estimates of future guaranty fund assessments. Accordingly, the Companies accrued and charged to expense an additional $3,000, $3,000 and $1,123,000 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, the Companies have an undiscounted reserve of $2,430,000, and $2,444,000, respectively, to cover estimated future assessments (net of related anticipated premium tax credits) and have established an asset totaling $733,000, and $618,000, respectively, for assessments paid which may be recoverable through future premium tax offsets. The Companies believe this reserve is sufficient to cover expected future guaranty fund assessments based upon previous premiums and known insolvencies at this time.

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

VULNERABILITY FROM CONCENTRATIONS: The Companies have various concentrations in the investment portfolio (see Note 3 for further information). The Companies' asset growth, net investment income, and cash flow are primarily generated from the sale of variable insurance products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could cause a severe impact to the Companies' financial condition. A broker/dealer, having at least ten percent of total net premiums, generated 11% of the Companies' sales in 2000 (28% and 26% by two broker/dealers during 1999 and 1998, respectively). Two broker dealers, having at least ten percent of total gross premiums, generated 21% of the Companies' sales in 2000 (30% and 27% by two broker/dealers during 1999 and 1998, respectively). The Premium Plus product generated 71% of the Companies' sales during 2000 (79% during 1999 and 63% during 1998).

LEASES: The Companies lease their home office space, certain other equipment, and capitalized computer software under operating leases which expire through 2020. During the years ended December 31, 2000, 1999 and 1998, rent expense totaled $2,874,000, $2,273,000, and $1,241,000, respectively. At December 31,
2000, minimum rental payments due under all non-cancelable operating leases with initial terms of one year or more are: 2001 - $3,790,000; 2002 - $3,257,000;
2003 - $2,611,000; 2004 - $2,419,000; 2005 - $2,419,000, and 2006 and thereafter
- $38,700,000.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Companies established a revolving note payable with SunTrust Bank, Atlanta (the "Bank") which expires July 30, 2001. The note was approved by the Boards of Directors of Golden American and First Golden on August 5, 1998 and September 29, 1998, respectively. The total amount the Companies may have outstanding is $85,000,000, of which Golden American and First Golden have individual credit sublimits of $75,000,000 and $10,000,000, respectively. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.225% or (2) a rate quoted by the Bank to the Companies for the advance. The terms of the agreement require the Companies to maintain the minimum level of Company Action Level Risk Based
Capital as established by applicable state law or regulation. During the years ended December 31, 2000, 1999 and 1998, the Companies incurred interest expense of $87,000, $198,000 and $352,000, respectively. At December 31, 2000, there were no amounts outstanding under this agreement. At December 31, 1999, the Companies had a $1,400,000 note payable to the Bank under this agreement.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) Financial statements and schedules

The  following   consolidated  financial  statements  of  Golden  American  Life
Insurance Company are included in Item 8:

                                                                            Page
                                                                            ----

Balance Sheets - December 31, 2000 and 1999...................................17
Statements of Operations - For the years ended
  December 31, 2000, 1999 and 1998............................................19
Statements of Changes in Stockholder's Equity -
  For the years ended December 31, 2000, 1999, and 1998.......................20
Statements of Cash Flows - For the years ended
  December 31, 2000, 1999 and 1998............................................21
Notes to Financial Statements.................................................23

The following consolidated financial statement schedules of Golden American Life Insurance Company are included in Item 14(d):

                                                                            Page
                                                                            ----

Schedule I - Summary of investments -
  other than investments in related parties...................................44
Schedule III - Supplementary insurance information............................45
Schedule IV - Reinsurance.....................................................46

All other schedules listed in Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3), and (c) Exhibits

Exhibits filed are listed in the attached exhibit index.

(b) No reports on Form 8-K were filed for the quarter ended December 31, 2000.



ITEM 14(D). SCHEDULES.


                                                             SCHEDULE I
                                                       SUMMARY OF INVESTMENTS
                                              OTHER THAN INVESTMENTS IN RELATED PARTIES
                                                       (Dollars in thousands)



                                                                                                                      BALANCE
                                                                                                                        SHEET
   DECEMBER 31, 2000                                                                     COST(1)        VALUE          AMOUNT
------------------------------------------------------------------------------------------------------------------------------
   TYPE OF INVESTMENT
   Fixed maturities, available for sale:
    Bonds:
      United States government and governmental agencies and
        authorities.........................................................            $18,607       $19,171          $19,171
      Public utilities......................................................             54,132        52,826           52,826
      Corporate securities..................................................            355,890       349,202          349,202
      Other asset-backed securities.........................................            223,787       224,122          224,122
      Mortgage-backed securities............................................            146,335       147,257          147,257
                                                                                  --------------------------------------------
      Total fixed maturities, available for sale............................            798,751       792,578          792,578

   Equity securities:
      Common stocks: industrial, miscellaneous, and all other...............              8,611         6,791            6,791

   Mortgage loans on real estate.........................................                99,916                         99,916
   Policy loans..........................................................                13,323                         13,323
   Short-term investments................................................               106,775                        106,775
                                                                                  ---------------                -------------
   Total investments.....................................................            $1,027,376                     $1,019,383
                                                                                  ===============                =============

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
SEGMENT             COSTS      EXPENSES     RESERVE     PAYABLE    CHARGES     INCOME     EXPENSES      COSTS   EXPENSES*    WRITTEN
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000:

Life insurance    $635,147   $1,062,891      $6,817         $82   $144,877    $64,140     $200,031    $55,154    $143,300        --

YEAR ENDED DECEMBER 31, 1999:

Life insurance     528,957    1,033,701       6,300           8     82,935     59,169      182,221     33,119     (83,827)       --

YEAR ENDED DECEMBER 31, 1998:

Life insurance     204,979      881,112       3,840          --     39,119     42,485       96,968      5,148     (26,406)       --



*    This includes policy  acquisition  costs deferred for first year commissions and interest  bonuses,  premium credit,  and other expenses related to the production of new business. The costs related to first year interest bonuses and the premium credit are included in benefits claims, losses, and settlement expenses.


                                                             SCHEDULE IV
                                                             REINSURANCE


COLUMN A                                             COLUMN B        COLUMN C        COLUMN D         COLUMN E        COLUMN F
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    PERCENTAGE
                                                                     CEDED TO         ASSUMED                        OF AMOUNT
                                                        GROSS           OTHER      FROM OTHER              NET         ASSUMED
                                                       AMOUNT       COMPANIES       COMPANIES           AMOUNT          TO NET
--------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2000:
    Life insurance in force.................     $196,334,000    $105,334,000              --      $91,000,000              --
                                                ================================================================================

At December 31, 1999:
    Life insurance in force.................     $225,000,000    $119,575,000              --     $105,425,000              --
                                                ================================================================================

AT DECEMBER 31, 1998:
    Life insurance in force.................     $181,456,000    $111,552,000              --      $69,904,000              --
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

                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY
                                                            (Registrant)

DATE: MARCH 28, 2001                                                                              BY /s/ Chris D. Schreier
                                                                                                     -----------------------
                                                                                                       Chris D. Schreier
                                                                                                       President

Pursuant to the requirements of the Securities  Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURES                                         TITLE
         -----------------------------------           ----------------------------------------------|
                                                                                                     |
         /s/ Chris D. Schreier                         President                                     |
         -----------------------------------                                                         |
         Chris D. Schreier                                                                           |
         (principal executive officer)                                                               |
                                                                                                     |
         /s/ Wayne R. Huneke                           Chief Financial Officer and Director          |
         -----------------------------------                                                         |
         Wayne R. Huneke                                                                             |
         (principal financial officer)                                                               |
                                                                                                     |
         /s/ Paula Cludray-Engelke                     Secretary                                     |
         -----------------------------------                                                         |
         Paula Cludray-Engelke                                                                       |
                                                                                                     |-- March 28, 2001
         /s/ Cheryl Price                              Chief Accounting Officer                      |
         -----------------------------------                                                         |
         Cheryl Price                                                                                |
         (principal accounting officer)                                                              |
                                                                                                     |
                                                                                                     |
         /s/ P. Randall Lowery                                                                       |
         -----------------------------------           Director                                      |
         P. Randall Lowery                                                                             |
                                                                                                     |
                                                                                                     |
         /s/ Thomas J. McInerney                                                                     |
         -----------------------------------           Director                                      |
         Thomas J. McInerney                                                                         |
                                                                                                     |
                                                                                                     |
         /s/ Robert C. Salipante                                                                     |
         -----------------------------------           Director                                      |
         Robert C. Salipante                                                                         |
                                                                                                     |
                                                                                                     |
         /s/ Mark A. Tullis                                                                          |
         -----------------------------------           Director                                      |
         Mark A. Tullis                                                                              |
                                                                                             --------|


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------
2        PLAN OF ACQUISITION
           (a)     Stock Purchase Agreement dated as of May 3, 1996, between Equitable of Iowa
                   Companies ("Equitable") and Whitewood Properties Corp. (incorporated by reference from
                   Exhibit 2 in Equitable's Form 8-K filed August 28, 1996).............................................     __

           (b)     Agreement and Plan of Merger dated as of July 7, 1997, among ING Groep N.V.,
                   PFHI Holdings, Inc., and Equitable (incorporated by reference from Exhibit 2 in Equitable's
                   Form 8-K filed July 11, 1997)........................................................................     __

3        ARTICLES OF INCORPORATION AND BY-LAWS
           (a)     Articles of Incorporation of Golden American Life Insurance Company ("Registrant"or "Golden
                   American") (incorporated by reference from Exhibit 3(a) to Registrant's Registration
                   Statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC") on
                   June 30, 2000 (File No. 333-40596))..................................................................     __

           (b)(i)  By-laws of Golden American (incorporated by reference from Exhibit 3(b)(i) to Registrant's
                   Registration  Statement on Form S-1 filed with the SEC on June 30, 2000 (File No. 333-40596))........     __

              (ii) By-laws of Golden American, as amended (incorporated by reference from Exhibit 3(b)(ii)
                   to the Registrant's Registration Statement on Form S-1 filed with the SEC on June 30, 2000
                   (File No. 333-40596))................................................................................     __

              (iii)Certificate of Amendment of the By-laws of MB Variable Life Insurance Company, as amended
                   (incorporated by reference from Exhibit 3(b)(iii) to Registrant's Registration Statement on
                   Form S-1 filed with the SEC on June 30, 2000 (File No. 333-40596))...................................     __

              (iv) By-laws of Golden American, as amended (12/21/93) (incorporated by reference from Exhibit 3(b)(iv) to Registrant's Registration Statement on Form S-1 filed with the
                   SEC on June 30, 2000 (File No. 333-40596))...........................................................     __

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


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (g)      Individual Retirement Annuity Rider Page (incorporated by reference from Exhibit 4(d) to
                   Registrant's Registration Statement on Form S-1 filed with the SEC on June 30, 2000
                   (File No. 333-40596))................................................................................     __

          (h)      ROTH Individual Retirement Annuity Rider (incorporated by reference from Exhibit 4(g) to
                   Registrant's Registration Statement on Form S-1 filed with the SEC on June 30, 2000
                   (File No. 333-40596))................................................................................     __

          (i)      Minimum Guaranteed Accumulation Benefit Rider (REV)..................................................     83

          (j)      Minimum Guaranteed Income Benefit Rider (REV)........................................................     86

          (k)      Minimum Guaranteed Withdrawal Benefit Rider (REV)....................................................     89

          (l)      Living Benefit Rider Endorsement ....................................................................     92

          (m)      Death Benefit Endorsement Number 1 describing the 7% Solution Enhanced Death
                   Benefit (REV)........................................................................................     93

          (n)      Death Benefit Endorsement Number 2 describing the Annual Ratchet Enhanced
                   Death Benefit (REV)..................................................................................     98

          (o)      Death Benefit Endorsement Number 3 describing the Standard Death Benefit (REV).......................    102

          (p)      Death Benefit Endorsement Number 4 describing the Max 7 Enhanced Death Benefit (REV).................    106


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

          (q)      Death Benefit Endorsement Number 5 (Base Death Benefit)..............................................    112

          (r)      Death Benefit Endorsement Number 6 (Inforce Contracts)...............................................    114

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

          (v)      Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement for Golden American filed with the SEC
                   on or about April 23, 1999 (File No. 333-76941)).....................................................     __

          (w)      Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable
                   and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to a Registration
                   Statement for Golden American filed with the SEC on or about April 23, 1999
                   (File No. 333-76941))................................................................................     __

          (x)      Individual Deferred Variable Annuity Contract (incorporated by reference from
                   Exhibit 4(c) to a Registration Statement for Golden American filed with the SEC
                   on or about April 23, 1999 (File No. 333-76941)).....................................................     __

          (y)      Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement for Golden American filed with the SEC
                   on or about April 23, 1999 (File No. 333-76945)).....................................................     __

          (z)      Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable
                   and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to a
                   Registration Statement for Golden American filed with the SEC on or about April 23,
                   1999 (File No. 333-76945))...........................................................................     __

          (aa)     Individual Deferred Variable Annuity Contract (incorporated by reference from
                   Exhibit 4(c) to a Registration Statement for Golden American filed with the SEC
                   on or about April 23, 1999 (File No. 333-76945)).....................................................     __


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------
          (ab)     Schedule Page to the Premium Plus Contract featuring the Galaxy VIP Fund
                   (incorporated by reference from Exhibit 4(i) to a Registration Statement for Golden
                   American on Form S-1 filed with the SEC on or about September 24, 1999
                   (File No. 333-76945))................................................................................     __

          (ac)     Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 3 to Registrant's Registration Statement filed
                   with the SEC on or about April 23, 1999 (File No. 333-66745))........................................     __

          (ad)     Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable
                   and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to
                   Amendment No. 3 to Registrant's Registration Statement filed with the SEC on or
                   about April 23, 1999 (File No. 333-66745))...........................................................     __

          (ae)     Individual Deferred Variable Annuity Contract (incorporated by reference from
                   Exhibit 4(c) to Amendment No. 3 to Registrant's Registration Statement filed with
                   the SEC on or about April 23, 1999 (File No. 333-66745)).............................................     __

          (af)     Single Premium Deferred Modified Guaranteed Annuity Contract (incorporated by reference to
                   Exhibit 4(a) to Amendment No. 1 to a Registration Statement on Form S-1 filed with the SEC
                   on September 13, 2000 (File No. 333-40596))...........................................................     __

          (ag)     Single Premium Deferred Modified Guaranteed Annuity Master Contract (incorporated by reference to Exhibit 4(b) to Amendment No. 1 to a Registration Statement on Form S-1 filed
                   with the SEC on September 13, 2000 (File No. 333-40596))..............................................     __

          (ah)     Single Premium Deferred Modified Guaranteed Annuity Certificate (incorporated by reference to Exhibit 4(c) to Amendment No. 1 to a Registration Statement on Form S-1 filed with the SEC
                   on September 13, 2000 (File No. 333-40596))...........................................................     __

          (ai)     Single Premium Deferred Modified Guaranteed Annuity Application (incorporated by reference to Exhibit 4(e) to Amendment No. 1 to a Registration Statement on Form S-1 filed with the SEC
                   on September 13, 2000 (File No. 333-40596))...........................................................     __

          (aj)     Single Premium Deferred Modified Guaranteed Annuity Enrollment Form (incorporated by reference to Exhibit 4(f) to Amendment No. 1 to a Registration Statement on Form S-1 filed with
                   the SEC on September 13, 2000 (File No. 333-40596))...................................................     __

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


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------
          (b)      Service Agreement, dated as of January 1, 1994, between Golden American and Directed
                   Services, Inc. (incorporated by reference from Exhibit 10(b) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998
                   (File No. 333-51353))................................................................................     __

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

          (h)      Reciprocal Loan Agreement, dated January 1, 1998, as amended March 20, 1998, between Golden American and ING America Insurance Holdings, Inc. (incorporated by reference  from Exhibit 10(g) to Golden American's Form 10-Q filed with the
                   SEC on August 14, 1998 (File No. 33-87272))..........................................................     __

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


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

          (k)      Revolving Note Payable, dated July 31, 1999, between Golden American and SunTrust
                   Bank, Atlanta (incorporated by reference from Exhibit 10(j) to Golden American's
                   Form 10-Q filed with the SEC on August 13, 1999 (File No. 33-87272)).................................     __

          (l)      Surplus Note, dated December 17, 1996, between Golden American and Equitable of Iowa
                   Companies  (incorporated  by reference  from Exhibit 10(l) to Golden  American's
                   Form 10-K filed with the SEC on March 29, 2000 (File No. 33-87272)...................................     __

          (m)      Surplus Note, dated December 30, 1998, between Golden American and Equitable
                   Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(m) to Golden
                   American's Form 10-K filed with the SEC on March 29, 2000 (File No. 33-87272)........................     __

          (n)      Surplus Note, dated September 30, 1999, between Golden American and ING America
                   Insurance Holdings, Inc. (incorporated by reference from Exhibit 10(n) to Golden American's
                   Form 10-K filed with the SEC on March 29, 2000 (File No. 33-87272)...................................     __

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

          (q)      Reinsurance Agreement, effective January 1, 2000, between Golden American Life
                   Insurance Company and Security Life of Denver International Limited..................................     55

          (r)      Participation Agreement between Golden American and Prudential Series Fund, Inc.
                   (incorporated by reference from Exhibit 10(l) to Registration Statement for Golden
                   American on Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-35592)) ............     __

          (s)      Participation Agreement between Golden American and ING Variable Insurance Trust
                   (incorporated by reference from Exhibit 10(m) to Registration Statement for Golden American
                   on Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-35592))......................     __

          (t)      Reinsurance Agreement, dated June 30, 2000, between Golden American Life Insurance
                   Company and Equitable Life Insurance Company of Iowa (incorporated by reference from
                   Exhibit 10(s) to Golden American's Form 10-Q filed with the SEC on August 11, 2000
                   (File No. 33-87272))..................................................................................... __

          (u)      Renewal of Revolving Note Payable, dated July 31, 2000, between Golden American and
                   SunTrust Bank, Atlanta (incorporated by reference from Exhibit 10(t) to Golden American's
                   Form 10-Q filed with the SEC on August 11, 2000 (File No. 33-87272))..................................... __


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2000
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

          (v)      Amendment to the Participation Agreement between Golden American and Prudential
                   Series Fund, Inc. (incorporated by reference to Exhibit 10(m) to Amendment No. 10 to a Registration Statement on Form S-1 filed with the SEC on December 15, 2000
                   (File No. 333-28765)) ...............................................................................     __





