Form 10-Q
period 2001-03-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2001-05-14
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             March 31, 2001
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       ------------------     ------------------

Commission file number    33-87272,  333-51353, 333-28765, 333-28681, 333-28743,
                          ------------------------------------------------------
                          333-51949, 333-65009, 333-66745, 333-76941, 333-76945,
                          ------------------------------------------------------
                          333-35592, 333-95511, 333-30186, 333-40596, 333-33924,
                          ------------------------------------------------------
                          333-95457, 333-59386, 333-59398, 333-59408
                          ------------------------------------------




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of May 11, 2001.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Exhibit index - Page 23                                             Page 1 of 29



                                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:                      Golden American Life Insurance Company

Condensed Consolidated Statements of Operations (Unaudited):

                                                                      For the Three              For the Three
                                                                       Months Ended               Months Ended
                                                                     March 31, 2001             March 31, 2000
                                                               -------------------------------------------------------
                                                                                 (Dollars in thousands)
   Revenues:
      Annuity and interest sensitive life product charges                   $48,559                    $35,670
      Management fee revenue                                                  6,131                      4,703
      Net investment income                                                  19,412                     15,992
      Realized losses on investments                                         (1,963)                    (1,309)
                                                               -------------------------------------------------------
                                                                             72,139                     55,056

   Insurance benefits and expenses:
      Annuity and interest sensitive life benefits:
        Interest credited to account balances                                47,099                     53,911
        Benefit claims incurred in excess of account balances                 2,612                      2,052
      Underwriting, acquisition, and insurance expenses:
        Commissions                                                          56,398                     57,476
        General expenses                                                     25,037                     20,282
        Insurance taxes, state licenses, and fees                             2,184                      1,830
        Policy acquisition costs deferred                                    13,419                   (105,957)
        Amortization:
          Deferred policy acquisition costs                                  16,528                     17,730
          Value of purchased insurance in force                                 492                      1,244
          Goodwill                                                              945                        945
        Expense and charges reimbursed under modified
          coinsurance agreements                                           (111,585)                    (3,045)
                                                               -------------------------------------------------------
                                                                             53,129                     46,468
   Interest expense                                                           4,743                      5,077
                                                               -------------------------------------------------------
                                                                             57,872                     51,545
                                                               -------------------------------------------------------
   Income before income taxes                                                14,267                      3,511

   Income taxes                                                               5,334                      1,621
                                                               -------------------------------------------------------

   Net income                                                                $8,933                     $1,890
                                                               =======================================================



See accompanying notes.

                                                           2


Condensed Consolidated Balance Sheets (Unaudited):

                                                                                  March 31, 2001          December 31, 2000
                                                                              ------------------------------------------------
                                                                                (Dollars in thousands, except per share data)
ASSETS
Investments:
  Fixed maturities, available for sale, at fair value
    (cost:  2001 - $1,115,074; 2000 - $798,751)                                       $1,122,484                $792,578
  Equity securities, at fair value (cost: 2001 - $4,183; 2000 - $8,611)                    3,256                   6,791
  Mortgage loans on real estate                                                           98,956                  99,916
  Policy loans                                                                            13,496                  13,323
  Short-term investments                                                                 149,760                 106,775
                                                                              ------------------------------------------------
Total investments                                                                      1,387,952               1,019,383

Cash and cash equivalents                                                                 50,163                  63,207
Reinsurance recoverable                                                                   22,274                  19,331
Reinsurance recoverable from affiliates                                                   40,900                  14,642
Due from affiliates                                                                       36,767                  38,786
Accrued investment income                                                                 13,898                   9,606
Deferred policy acquisition costs                                                        598,243                 635,147
Value of purchased insurance in force                                                     23,679                  25,942
Current income taxes recoverable                                                             316                     511
Deferred income tax asset                                                                  3,907                   9,047
Property and equipment, less allowances for depreciation of
  $6,324 in 2001 and $5,638 in 2000                                                       13,623                  14,404
Goodwill, less accumulated amortization of $12,909 in 2001
  and $11,964 in 2000                                                                    138,218                 139,163
Other assets                                                                              19,827                  32,019
Separate account assets                                                                9,092,091               9,831,489
                                                                              ------------------------------------------------
Total assets                                                                         $11,441,858             $11,852,677
                                                                              ================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
  Future policy benefits:
    Annuity and interest sensitive life products                                      $1,364,638              $1,062,891
    Unearned revenue reserve                                                               6,655                   6,817
  Other policy claims and benefits                                                           570                      82
                                                                              ------------------------------------------------
                                                                                       1,371,863               1,069,790

Surplus notes                                                                            245,000                 245,000
Revolving note payable                                                                     1,400                      --
Due to affiliates                                                                          7,664                  19,887
Other liabilities                                                                         92,022                  69,374
Separate account liabilities                                                           9,092,091               9,831,489
                                                                              ------------------------------------------------
                                                                                      10,810,040              11,235,540

Commitments and contingencies

Stockholder's equity:
  Common stock, par value $10 per share, authorized, issued,
    and outstanding  250,000 shares                                                        2,500                   2,500
  Additional paid-in capital                                                             583,640                 583,640
  Accumulated other comprehensive gain (loss)                                              1,702                  (4,046)
  Retained earnings                                                                       43,976                  35,043
                                                                              ------------------------------------------------
Total stockholder's equity                                                               631,818                 617,137
                                                                              ------------------------------------------------
Total liabilities and stockholder's equity                                           $11,441,858             $11,852,677
                                                                              ================================================



See accompanying notes.

                                                            3


Condensed Consolidated Statements of Cash Flows (Unaudited):

                                                                                 For the Three            For the Three
                                                                                  Months Ended             Months Ended
                                                                                March 31, 2001           March 31, 2000
                                                                            -------------------------------------------------
                                                                                           (Dollars in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    $107,617               $(42,907)

INVESTING ACTIVITIES
Sale, maturity, or repayment of investments:
   Fixed maturities - available for sale                                                 88,716                  69,427
   Equity securities                                                                      3,609                   5,195
   Mortgage loans on real estate                                                            886                     832
   Policy loans - net                                                                        --                   2,293
   Short-term investments - net                                                              --                  39,386
                                                                            -------------------------------------------------
                                                                                         93,211                 117,133

Acquisition of investments:
   Fixed maturities - available for sale                                               (406,749)                (57,212)
   Mortgage loans on real estate                                                             --                  (4,725)
   Policy loans - net                                                                      (172)                     --
   Short-term investments - net                                                         (42,985)                     --
                                                                            -------------------------------------------------
                                                                                       (449,906)                (61,937)
Net sale (purchase) of property and equipment                                               111                  (1,130)
Issuance of reciprocal loan agreement receivables                                            --                 (16,900)
Receipt of repayment of reciprocal loan agreement receivables                                --                  16,900
                                                                            -------------------------------------------------
Net cash (used in) provided by investing activities                                    (356,584)                 54,066

FINANCING ACTIVITIES
Proceeds from reciprocal loan agreement borrowings                                       29,300                  58,000
Repayment of reciprocal loan agreement borrowings                                       (29,300)                (58,000)
Proceeds from revolving note payable                                                      1,400                  34,600
Repayment of revolving note payable                                                          --                 (36,000)
Receipts from annuity and interest sensitive life
   policies credited to account balances                                                444,841                 172,790
Return of account balances on annuity
   and interest sensitive life policies                                                 (34,220)                (45,591)
Net reallocations to Separate Accounts                                                 (176,098)               (214,770)
Contribution from parent                                                                     --                  80,000
                                                                            -------------------------------------------------
Net cash provided by (used in) financing activities                                     235,923                  (8,971)
                                                                            -------------------------------------------------

(Decrease) increase in cash and cash equivalents                                        (13,044)                  2,188

Cash and cash equivalents at beginning of period                                         63,207                  14,380
                                                                            -------------------------------------------------

Cash and cash equivalents at end of period                                              $50,163                 $16,568
                                                                            =================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                                              $5,259                  $7,121
   Income taxes                                                                              --                      28


See accompanying notes.

                                                              4

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Golden American Life Insurance Company's annual report on Form 10-K for the year ended December 31, 2000.

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

SIGNIFICANT ACCOUNTING POLICIES
NEW ACCOUNTING STANDARDS: As of January 1, 2001, the Companies adopted FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133, and certain FAS No. 133 implementation issues. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.

Adoption of FAS No. 133 did not have a material effect on the Companies' financial position or results of operations given the Companies' limited derivative and embedded derivative holdings.

The Companies chose to elect a transition date of January 1, 1999 for embedded derivatives. Therefore, only those derivatives embedded in hybrid instruments issued, acquired or substantively modified by the entity on or after January 1, 1999 are recognized as separate assets or liabilities. The cumulative effect of the accounting change upon adoption was not material.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Companies may from time to time utilize various derivative instruments to manage interest rate and price risk (collectively, market risk). The Companies have appropriate controls in place, and financial exposures are monitored and managed by the Companies as an integral part of their overall risk management program. Derivatives are recognized on the balance sheet at their fair value.

The Companies occasionally purchase a financial instrument that contains a derivative instrument that is "embedded" in the instrument. The Companies' insurance products are also reviewed to determine whether they contain an embedded derivative. The Companies assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument or insurance product (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. In cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings, or the Companies are unable to reliably identify and measure the embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.

STATUTORY
The net loss for Golden American as determined in accordance with statutory accounting practices was $77,250,000 and $26,660,000 for the three months ended March 31, 2001 and 2000, respectively. Total statutory capital and surplus was $340,311,000 at March 31, 2001 and $406,923,000 at December 31, 2000.

The National Association of Insurance Commissioners has revised the Accounting Practices and Procedures Manual, the guidance that defines statutory accounting principles. The revised manual was effective January 1, 2001, and has been adopted, at least in part, by the States of Delaware and New York, which are the states of domicile for Golden American and First Golden, respectively. The revised manual has resulted in changes to the accounting practices that the Companies use to prepare their statutory-basis financial statements. The impact of these changes to the Companies' statutory-basis capital and surplus as of January 1, 2001 was not significant.

RECLASSIFICATIONS
Certain amounts in the 2000 financial statements have been reclassified to conform to the March 31, 2001 financial statement presentation.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. During the first quarters of 2001 and 2000, total comprehensive income for the Companies amounted to $14.7 million and $596,000, respectively. Included in these amounts are total comprehensive income for First Golden of $933,000 and $69,000 for the first quarters of 2001 and 2000, respectively. Other comprehensive income excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $301,000 and $(468,000) during the first quarters of 2001 and 2000, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for value of purchased insurance in force and deferred policy acquisition costs totaling $(2.3) million and $(841,000) for the first quarters of 2001 and 2000, respectively.

NOTE 3 -- INVESTMENTS

INVESTMENT VALUATION ANALYSIS: The Companies analyze the investment portfolio at least quarterly in order to determine if the carrying value of any investment has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when impairment in value appears to be other than temporary. During the first quarter of 2001, Golden American determined that the carrying value of three bonds exceeded their estimated net realizable value. As a result, at March 31, 2001, Golden American recognized a total pre-tax loss of $679,000 to reduce the carrying value of the bonds to their combined net realizable value of $389,000.

NOTE 4 -- DERIVATIVE INSTRUMENTS

The Companies may from time to time utilize various derivative instruments to manage interest rate and price risk (collectively, market risk). The Companies have appropriate controls in place, and financial exposures are monitored and managed by the Companies as an integral part of their overall risk management program. Derivatives are recognized on the balance sheet at their fair value. At March 31, 2001, the Companies did not utilize any such derivatives.

The estimated fair values and carrying amounts of the Companies' embedded derivatives at March 31, 2001 were $0, net of reinsurance. The estimated fair values and carrying amounts of the embedded derivatives on a direct basis, before reinsurance, was $2.2 million.

The fair value of these instruments was estimated based on quoted market prices, dealer quotations or internal estimates.

NOTE 5 -- RELATED PARTY TRANSACTIONS

OPERATING AGREEMENTS: Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Companies. DSI is authorized to enter into agreements with broker/dealers to distribute the Companies' variable insurance products and appoint representatives of the broker/dealers as agents. The Companies paid commissions to DSI totaling $55,884,000 and $55,854,000 for the quarters ended March 31, 2001 and 2000, respectively.

Golden American provides certain managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the quarters ended March 31, 2001 and 2000, the fee was $5,702,000 and $4,318,000, respectively.

The Companies have an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Companies record a fee based on the value of the assets managed by ING IM. The fee is payable quarterly. For the first quarters of 2001 and 2000, the Companies incurred fees of $843,000 and $658,000, respectively, under this agreement.

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

Golden American provides certain advisory, computer, and other resources and services to Equitable Life. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $1,359,000 and $1,568,000 for the quarters ended March 31, 2001 and 2000, respectively.

The Companies have a service agreement with Equitable Life in which Equitable Life provides administrative and financial related services. Under this agreement, the Companies incurred expenses of $75,000 and $312,000 for the quarters ended March 31, 2001 and 2000, respectively.

First Golden provides resources and services to DSI. Revenues for these services, which reduced general expenses incurred by First Golden, totaled
$126,000  and  $52,000  for  the  quarters   ended  March  31,  2001  and  2000,
respectively.

Golden American provides resources and services to ING Mutual Funds Management Co., LLC, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $48,000 and $105,000 for the quarters ended March 31, 2001 and 2000, respectively.

Golden American provides resources and services to United Life & Annuity Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $102,000 and $169,000 for the quarters ended March 31, 2001 and 2000, respectively.

The Companies provide resources and services to Security Life of Denver Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $54,000 and $52,000 for the quarters ended March 31, 2001 and 2000, respectively.

The Companies provide resources and services to Southland Life Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $29,000 and $26,000 for the quarters ended March 31, 2001 and 2000, respectively.

For the quarter ended March 31, 2001, the Companies received premiums, net of reinsurance, for variable products sold through eight affiliates, Locust Street Securities, Inc., Vestax Securities Corporation, DSI, Multi-Financial Securities Corporation, IFG Network Securities, Inc., Washington Square Securities, Inc., PrimeVest Financial, and Compulife Investor Services, Inc. of $9,424,000, $3,807,000, $138,000, $3,081,000, $1,612,000, $7,336,000, $3,064,000 and
$1,476,000,  respectively  ($57,500,000,   $21,400,000,  $700,000,  $18,300,000,
$6,700,000, $--, $--, and $0, respectively, for the same period of 2000).

For the quarter ended March 31, 2001, First Golden received fixed annuity premiums of approximately $100,000 from Washington Square Securities, Inc., an affiliate.

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

Under this agreement, Golden American received a net reimbursement of expenses and charges of $110.7 million in the first quarter of 2001. This was offset by a decrease in deferred acquisition costs of $108.1 million. At March 31, 2001, Golden American had a receivable from Equitable Life of $35.8 million due to the timing of the cash settlement for the modified coinsurance agreement. As at December 31, 2000, Golden American had a payable of $16.3 million under the agreement.

REINSURANCE AGREEMENT COVERING MINIMUM GUARANTEED BENEFITS: On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued on or after January 1, 2000. An irrevocable letter of credit was obtained through Bank of New York in the amount of $25.0 million related to this agreement. Under this agreement, Golden American recorded a reinsurance recoverable of $40.9 million at March 31, 2001.

RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998 and expires December 31, 2007, Golden American and ING AIH can borrow up to $65,000,000 from one another. Prior to lending funds to ING AIH, Golden American must obtain the approval of the Department of Insurance of the State of Delaware. Interest on any Golden American borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, Golden American incurred interest expense of $23,000 and $82,000 for the quarters ended March 31, 2001 and 2000, respectively. At March 31, 2001, Golden American did not have any borrowings or receivables from ING AIH under this agreement.

SURPLUS NOTES:  On December 30, 1999,  Golden  American issued an 8.179% surplus note in the  amount of  $50,000,000  to  Equitable  Life.  The note  matures  on
December 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,008,000 and $1,034,000 for the quarters ended March 31, 2001 and 2000, respectively.

On December 8, 1999, Golden American issued a 7.979% surplus note in the amount of $35,000,000 to First Columbine Life Insurance Company ("First Columbine"), an affiliate. The note matures on December 7, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $689,000 and $877,000 for the quarters ended March 31, 2001 and 2000, respectively.

On September 30, 1999, Golden American issued a 7.75% surplus note in the amount of $75,000,000 to ING AIH. The note matures on September 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,433,000 and $1,453,000 for the quarters ended March 31, 2001 and 2000, respectively. On December 30, 1999, ING AIH assigned the note to Equitable Life.

On December 30, 1998, Golden American issued a 7.25% surplus note in the amount of $60,000,000 to Equitable Life. The note matures on December 29, 2028. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,073,000 and $1,088,000 for the quarters ended March 31, 2001 and 2000, respectively.

On December 17, 1996, Golden American issued an 8.25% surplus note in the amount of $25,000,000 to Equitable of Iowa Companies. The note matures on December 17, 2026. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made is subject to the prior approval of the Delaware Insurance
Commissioner. Golden American incurred interest totaling $516,000 for the quarters ended March 31, 2001 and 2000.

STOCKHOLDER'S EQUITY: During the first quarters of 2001 and 2000, Golden American received capital contributions from its Parent of $0 and $80,000,000, respectively.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At March 31, 2001, the Companies had reinsurance treaties with five unaffiliated reinsurers and three affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts as of March 31, 2001. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

At March 31, 2001 and December 31, 2000, the Companies had net receivables of $63,174,000 and $33,973,000, respectively, for reinsurance claims, reserve credits, or other receivables from these reinsurers. These net receivables were comprised of $2,545,000 and $1,820,000, respectively, for claims recoverable from reinsurers, $2,224,000 and $4,007,000, respectively, for a payable for reinsurance premiums, $40,900,000 and $14,642,000, respectively, for reserve credits, and $22,253,000 and $21,518,000, respectively, for a receivable from an unaffiliated reinsurer. Included in the accompanying financial statements are net considerations to reinsurers of $6,656,000 in the first quarter of 2001 compared to $2,637,000 for the same period in 2000. Also included in the accompanying financial statements are net policy benefits of $9,943,000 in the first quarter of 2001 compared to $557,000 for the same period in 2000.

On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued on or after January 1, 2000, excluding those with an interest rate guarantee. At March 31, 2001, Golden American had received a total settlement of $110.7 million under this agreement pertaining to the first quarter of 2001. The carrying value of the separate account liabilities covered under this agreement represent 24.9% of total separate account liabilities outstanding at March 31, 2001. Golden American remains liable to the extent Equitable Life does not meet its obligations under the agreement. The accompanying financial statements are presented net of the effects of the agreement.

On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering variable annuity minimum guaranteed death benefits and guaranteed living benefits of variable annuities issued on or after January 1, 2000. An irrevocable letter of credit was obtained through Bank of New York in the amount of $25,000,000 related to this agreement.

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

INVESTMENT COMMITMENTS: At March 31, 2001 and 2000, outstanding commitments to fund mortgage loans totaled $93,700,000 and $4,725,000, respectively. At March 31, 2001, an outstanding commitment to fund fixed maturities totaled $16,165,000.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Companies by life and health guaranty associations in most states in which the Companies are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially offset through a reduction in future premium taxes. The Companies cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums as well as its potential for premium tax offset. The Companies have established an undiscounted reserve to cover such assessments, review information regarding known failures, and revise estimates of future guaranty fund assessments. Accordingly, the Companies accrued and charged to expense an additional $1,000 in the first quarters of 2001 and 2000. At March 31, 2001 and December 31, 2000, the Companies have an undiscounted reserve of $2,430,000 to cover estimated future assessments (net of related anticipated premium tax offsets) and have established an asset totaling $691,000 and $733,000, respectively, for assessments paid which may be recoverable through future premium tax offsets. The Companies believe this reserve is sufficient to cover expected future guaranty fund assessments based upon previous premiums and known insolvencies at this time.

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

VULNERABILITY FROM CONCENTRATIONS: The Companies have various concentrations in the investment portfolio. As of March 31, 2001, the Companies had one investment (other than bonds issued by agencies of the United States government) exceeding ten percent of stockholder's equity. The Companies' asset growth, net investment income, and cash flow are primarily generated from the sale of variable insurance products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could cause a severe impact on the Companies' financial condition. One broker/dealer generated 10% of the Companies' net sales during the first quarter of 2001 (12% by one broker/dealer in the same period of 2000). The Premium Plus product generated 50% of the Companies' sales during the first quarter of 2001 (77% in the same period of 2000). The GoldenSelect Guarantee product, introduced in the fourth quarter of 2000, generated 23% of the Companies' sales during the first quarter of 2001.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Companies established revolving notes payable with SunTrust Bank, Atlanta (the "Bank") which expires July 30, 2001. The note was approved by the Boards of Directors of Golden American and First Golden on August 5, 1998 and September 29, 1998, respectively. The total amount the Companies may have outstanding is $85,000,000, of which Golden American and First Golden have individual credit sublimits of $75,000,000 and $10,000,000, respectively. The notes accrue interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.225% or (2) a rate quoted by the Bank to the Companies for the advance. The terms of the agreement require the Companies to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. During the quarters ended March 31, 2001 and 2000, the Companies incurred interest expense of $1,000 and $28,000, respectively. At March 31, 2001 and December 31, 2000, the Companies had borrowings of $1,400,000 and $0, respectively, under these agreements.

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

RESULTS OF OPERATIONS
---------------------

PREMIUMS
                                                                  Percentage              Dollar
Three Months ended March 31                        2001               Change              Change                  2000
----------------------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in millions)
Variable annuity premiums:
  Separate account                              $(203.5)              (123.7)%          $(1,063.0)              $859.5
  Fixed account                                   437.4                154.0                265.2                172.2
                                         -----------------------------------------------------------------------------------
Total variable annuity premiums                   233.9                (77.3)              (797.8)             1,031.7
Fixed annuity premiums                              0.4                   --                  0.4                   --
Variable life premiums                              0.3                   --                   --                  0.3
                                         -----------------------------------------------------------------------------------
Total premiums                                   $234.6                (77.3)%            $(797.4)            $1,032.0
                                         ===================================================================================

For the Companies' variable and fixed insurance contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment spread and product charges.

Variable annuity premiums net of reinsurance decreased 77.3% during the first three months of 2001 compared to the first quarter of 2000. This decrease is primarily due to premium reductions included in the variable annuity separate account premiums of $824.8 million and $22.3 for the first three months of 2001 and 2000, respectively, related to modified coinsurance agreements. Also contributing to the decrease in variable annuity premiums is a reduction of $271.5 million in variable annuity separate account premiums from the Premium Plus product in the first three months of 2001 as compared to the first three months of 2000. Offsetting these decreases is an increase in variable annuity fixed account premiums from $172.2 million in 2000 to $437.4 million in 2001. This increase is primarily due to sales of GoldenSelect Guarantee, a registered fixed annuity product introduced in the last quarter of 2000. Sales for this product totaled $237.1 million in the first three months of 2001.

During the first three months of 2001, First Golden began selling two new fixed annuity products, FGA New York Flex and FGA New York Multi-Year Guarantee Annuity ("MYGA").

Premiums, net of reinsurance, for variable products from a significant broker/dealer having at least ten percent of total sales for the quarter ended March 31, 2001 totaled $23.0 million, or 10% of total premiums ($121.4 million, or 12% from a significant broker/dealer for the quarter ended March 31, 2000). Gross premiums for variable products from a significant broker/dealer having at least ten percent of total sales for the quarter ended March 31, 2001, totaled $114.8 million, or 11% of total gross premiums ($232.3 million, or 22%, from two significant broker/dealers for the quarter ended March 31, 2000).

REVENUES

                                                                      Percentage         Dollar
Three Months ended March 31                         2001                  Change         Change               2000
----------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in millions)
Annuity and interest sensitive
  life product charges                              $48.6                   36.1%         $12.9             $35.7
Management fee revenue                                6.1                   29.8            1.4               4.7
Net investment income                                19.4                   21.3            3.4              16.0
Realized losses on investments                       (2.0)                  53.9           (0.7)             (1.3)
                                          ----------------------------------------------------------------------------------
                                                    $72.1                   30.9%         $17.0             $55.1
                                          ==================================================================================


Total revenues increased 30.9% in the first quarter of 2001 from the same period in 2000. Annuity and interest sensitive life product charges increased 36.1% in the first quarter of 2001 due to additional fees earned from the higher average block of business under management in the variable separate accounts and higher surrender charges. Negative equity market returns on the separate accounts were more than offset by sales of the separate account options during the past twelve months, such that the average account balance in the first quarter of 2001 is higher than in the first quarter of 2000.

Golden American provides certain managerial and supervisory services to Directed Services, Inc. ("DSI"). The fee paid to Golden American for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $5.7 million and $4.3 million for the first three months of 2001 and 2000, respectively. This increase was due to the increasing average assets in the variable separate accounts and renegotiation of the fee paid by DSI to Golden American.

Net investment income increased 21.3% in the first quarter of 2001 due to a growth in invested assets from March 31, 2000 mainly related to the introduction of GoldenSelect Guarantee. The Companies had $2.0 million of realized losses on the sale of investments in the first three months of 2001, compared to losses of $1.3 million in the same period of 2000.

EXPENSES

Total insurance benefits and expenses increased $6.7 million, or 14.3%, to $53.1 million in the first three months of 2001. Interest credited to account balances decreased $6.8 million, or 12.6%, to $47.1 million in the first three months of

2001. The premium credit on the Premium Plus product decreased $13.2 million to $25.1 million at March 31, 2001 and the bonus interest on the fixed account decreased $1.4 million to $1.1 million at March 31, 2001 resulting in a decrease in interest credited during the first three months of 2001 compared to the same period in 2000. These decreases in extra credits and bonus interest were partially offset by higher average account balances associated with the Companies' fixed account options mainly due to the introduction of GoldenSelect Guarantee product.

Commissions decreased $1.1 million, or 1.9%, to $56.4 million in the first three months of 2001 due to a change in the mix of business. Insurance taxes, state licenses, and fees increased $0.4 million, or 19.3%, to $2.2 million in the first three months of 2001. Changes in commissions and insurance taxes, state licenses, and fees are generally related to changes in the level and mix or composition of variable product sales. Most costs incurred as the result of new sales have been deferred, thus having very little impact on current earnings.

General expenses increased $4.8 million, or 23.4%, to $25.0 million in the first three months of 2001. Management expects general expenses to continue to increase in 2001 as a result of the emphasis on expanding the salaried wholesaler distribution network and the increased amounts of insurance contracts in force. The Companies use a network of wholesalers to distribute products, and the salaries and sales bonuses of these wholesalers are included in general expenses. The portion of these salaries and related expenses that varies directly with production levels is deferred thus having little impact on current earnings. The increase in general expenses was partially offset by reimbursements received from DSI, Equitable Life Insurance Company of Iowa ("Equitable Life"), ING Mutual Funds Management Co., LLC, an affiliate, Security Life of Denver Insurance Company, an affiliate, Southland Life Insurance Company, an affiliate, and United Life & Annuity Insurance Company, an affiliate, for certain advisory, computer, and other resources and services provided by the Companies.

During the first quarters of 2001 and 2000, value of purchased insurance in force ("VPIF") was adjusted to decrease amortization by $29,000 and increase amortization by $340,000, respectively, to reflect changes in the assumptions related to the timing of estimated gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of March 31, 2001 is $3.0 million for the remainder of 2001, $3.4 million in 2002, $3.0 million in 2003, $2.5 million in 2004, $1.8 million in 2005, and $1.4 million in 2006.
Actual amortization may vary based upon changes in assumptions and experience.

Amortization of deferred policy acquisition costs ("DPAC") decreased $1.2 million, or 6.8%, in the first three months of 2001. Deferred policy acquisition costs decreased $119.4 million, or 112.7%, for the three months ended March 31, 2001. The decrease in the amortization and deferred costs were due to the modified coinsurance agreement entered into during the second quarter of 2000, which resulted in a $108.1 million decrease in deferred policy acquisition costs during the first quarter of 2001.

Expenses and charges reimbursed under modified coinsurance agreements increased by $108.5 million to $111.6 million during the first three months in 2001 as compared to the same period in 2000. This was primarily due to a modified coinsurance agreement which was entered into during the second quarter of 2000, with Equitable Life, an affilate, covering a considerable portion of Golden American's variable annuities issued on or after January 1, 2000, excluding those with an interest rate guarantee. This reinsurance agreement contributed $110.7 million in reimbursed expenses and charges during the first quarter of 2001. This was offset by a corresponding decrease in deferred policy acquisition costs and reimbursement of non-deferrable costs related to policies reinsured under this agreement.

Interest expense decreased 6.6%, or $0.3 million, to $4.7 million in the first three months of 2001. Interest expense on a $25 million surplus note issued December 1996 and expiring December 2026 was $0.5 million for the first three months of 2001, unchanged from the same period of 2000. Interest expense on a $60 million surplus note issued in December 1998 and expiring December 2028 was $1.1 million for the first three months of 2001, unchanged from the same period of 2000. Interest expense on a $75 million surplus note, issued September 1999 and expiring September 2029 was $1.4 million for the first three months of 2001. Interest expense on a $50 million surplus note, issued December 1999 and expiring December 2029 was $1.0 million for the first three months of 2001. Interest expense on a $35 million surplus note issued December 1999 and expiring December 2029 was $0.7 million for the first three months of 2001. Golden American also paid $25,000 in 2001 and $82,000 in 2000 to ING America Insurance

Holdings, Inc. ("ING AIH") for interest on a reciprocal loan agreement. Interest expense on a revolving note payable with SunTrust Bank, Atlanta was $1,000 and $28,000 for the first three months of 2001 and 2000, respectively.

INCOME

Net income was $8.9 million for the first three months of 2001, an increase of $7.0 million, or 372.7% from the same period of 2000.

Comprehensive income for the first three months of 2001 was $14.7 million, an increase of $14.1 million from comprehensive income of $596,000 in the same period of 2000.

FINANCIAL CONDITION
-------------------

INVESTMENTS

The financial statement carrying value and amortized cost basis of the Companies' total investments increased 36.6% and 35.0%, respectively, during the first quarter of 2001. All of the Companies' investments, other than mortgage loans on real estate, are carried at fair value in the Companies' financial statements. The increase in the carrying value of the Companies' investment portfolio was mainly due to net purchases, as well as changes in unrealized appreciation and depreciation of fixed maturities. Growth in the cost basis of the Companies' investment portfolio resulted from the investment of premiums from the sale of the Companies' fixed account options mainly due to the introduction of GoldenSelect Guarantee. The Companies manage the growth of insurance operations in order to maintain adequate capital ratios. To support the fixed account options of the Companies' variable insurance products, cash flow was invested primarily in fixed maturities and mortgage loans on real estate.

At March 31, 2001, the Companies had no investments in default. At March 31, 2001, the Companies' investments had a yield of 6.6%. The Companies estimate the total investment portfolio, excluding policy loans, had a fair value approximately equal to 100.6% of amortized cost value at March 31, 2001.

FIXED MATURITIES: At March 31, 2001, the Companies had fixed maturities with an amortized cost of $1.1 billion and an estimated fair value of $1.1 billion. The Companies classify 100% of securities as available for sale. Net unrealized appreciation of fixed maturities of $7.4 million was comprised of gross appreciation of $14.4 million and gross depreciation of $7.0 million. Net unrealized holding gains on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes of $1.7 million, were included in stockholder's equity at March 31, 2001.

The individual securities in the Companies' fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($639.5 million or 57.4%), that are rated BBB+ to BBB- by Standard & Poor's ($216.9 million or 19.6%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to D by Standard & Poor's ($116.1 million or 10.2%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1, 2, 3, 4, 5, or 6 ($142.6 million or 12.8%). The Companies' fixed maturity investment portfolio had a combined yield at amortized cost of 6.8% at March 31, 2001.

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

At March 31, 2001, the amortized cost value of the Companies' total investments in below investment grade securities, excluding mortgage-backed securities, was $128.9 million, or 9.4%, of the Companies' investment portfolio. The Companies do not expect the percentage of the portfolio invested in below investment grade securities, excluding mortgage-backed securities, to exceed 10% of the investment portfolio. At March 31, 2001, the yield at amortized cost on the Companies' below investment grade portfolio was 8.2% compared to 6.6% for the

Companies' investment grade corporate bond portfolio. The Companies estimate the fair value of the below investment grade portfolio was $127.1 million, or 98.6% of amortized cost value, at March 31, 2001.

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

During the first three months of 2001, fixed maturities designated as available for sale with a combined amortized cost of $89.1 million were sold, called, or repaid by their issuers. In total, net pre-tax losses from sales, calls, and repayments of fixed maturity investments amounted to $0.5 million in the first three months of 2001.

During the first quarter of 2001, Golden American determined that the carrying value of three impaired bonds exceeded their estimated net realizable value. As a result, at March 31, 2001, Golden American recognized a total pre-tax loss of approximately $679,000 to reduce the carrying value of the bonds to their net realizable value of $389,000.

EQUITY SECURITIES: Equity securities represent 0.3% of the Companies' investment portfolio. At March 31, 2001, the Companies owned equity securities with a cost of $4.2 million and an estimated fair value of $3.3 million. Net unrealized depreciation of equity securities was comprised entirely of gross depreciation of $0.9 million. Equity securities are primarily comprised of investments in shares of the mutual funds underlying the Companies' registered separate accounts.

MORTGAGE LOANS ON REAL ESTATE: Mortgage loans on real estate represent 7.3% of the Companies' investment portfolio. Mortgages outstanding were $99.0 million at March 31, 2001 with an estimated fair value of $100.4 million. The Companies' mortgage loan portfolio includes 56 loans with an average size of $1.8 million and average seasoning of 0.6 years if weighted by the number of loans. The Companies' mortgage loans on real estate are typically secured by occupied buildings in major metropolitan locations and not speculative developments and are diversified by type of property and geographic location. At March 31, 2001, the yield on the Companies' mortgage loan portfolio was 7.3%.

At March 31, 2001, no mortgage loan on real estate was delinquent by 90 days or more. The Companies' loan investment strategy is consistent with other life insurance subsidiaries of ING in the United States. The insurance subsidiaries of EIC have experienced a historically low default rate in their mortgage loan portfolios.

OTHER ASSETS

Reinsurance recoverables increased $29.2 million during the first quarter of 2001, due largely to an increase of $26.3 million in reinsurance reserves from an intercompany reinsurance agreement between Golden American and Security Life of Denver International Limited. On December 28, 2000, effective January 1, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits.

Amounts due from affiliates were $36.8 million and $38.8 million at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001, the Companies had a receivable of $35.7 million from Equitable Life related to the modified coinsurance agreement. At December 31, 2000, the Companies had a receivable of $35.0 million related to a capital contribution from Parent.

DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses, premium credits, and other expenses related to the production of new business after October 24, 1997, the merger date. The Companies' previous balances of DPAC and VPIF were eliminated as of the ING merger date, and an asset representing VPIF was established for all policies in force at the ING merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Companies' products are deferred and amortized. At March 31, 2001, the Companies had DPAC and VPIF balances of $598.2 million and $23.7 million, respectively. During the first quarters of 2001 and 2000, VPIF was adjusted to decrease amortization by $29,000 and increase amortization by $340,000, respectively, to reflect changes in the assumptions related to the timing of estimated gross profits.

Goodwill totaling $151.1 million, representing the excess of the acquisition cost over the fair value of net assets acquired, was established as a result of the merger with ING. Accumulated amortization of goodwill through March 31, 2001 was $12.9 million.

Other assets decreased $12.2 million from December 31, 2000, due to a decrease in receivables for securities sold.

At March 31, 2001, the Companies had $9.1 billion of separate account assets compared to $9.8 billion at December 31, 2000. The decrease in separate account assets resulted from negative equity market returns. This effect is partially offset by sales of the Companies' variable products, net of redemptions, and by net policyholder transfers to the separate account options from the fixed account options within the variable products.

At March 31, 2001, the Companies had total assets of $11.4 billion, a 3.5% decrease from December 31, 2000.

LIABILITIES

Future policy benefits for annuity and interest sensitive life products increased $301.7 million, or 28.4%, to $1.4 billion reflecting net sales of the Companies' fixed account options, net of transfers to the separate account options.

Negative equity market returns primarily accounted for the $739.4 million, or 7.5%, decrease in separate account liabilities to $9.1 billion at March 31, 2001. This market depreciation was partially offset by sales of the Companies' variable products, net of redemptions, and by net policyholder transfers to the separate account options from the fixed account options within the variable products.

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

Amounts due to affiliates decreased $12.2 million or 61.5% to $7.7 million during the first three months of 2001. This is mainly due to the cash settlement of a liability for the modified coinsurance agreement with Equitable Life.

Other liabilities increased $22.6 million or 32.6% to $92.0 million during the first three months of 2001 due to the increase in payables for securities purchased.

The Companies' total liabilities decreased $425.5 million, or 3.8%, during first quarter 2001 and totaled $10.8 billion at March 31, 2001.

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

Net cash provided by operating activities was $107.6 million in the first quarter of 2001 compared to net cash used in operating activities of $42.9 million in the same period of 2000. The Companies have predominantly had negative cash flows from operating activities since Golden American started issuing variable insurance products in 1989. These negative operating cash flows result primarily from commissions and other deferrable expenses related to the continued growth in the variable annuity products. Negative operating cash flows have been offset by the effects of a modified coinsurance agreement entered into during the second quarter 2000 with an affiliate which resulted in the reimbursement of policy acquisition costs incorporated in a net cash settlement of $110.7 million in the first quarter of 2001, and a $108.1 decrease in deferred acquisition costs.

Net cash used in investing activities was $356.6 million during the first quarter of 2001 compared to net cash provided by investing activities of $54.1 million in the same period of 2000. This decrease is primarily due to net purchases of fixed maturities and short-term investments during the first quarter of 2001 versus net sales in 2000. Net purchases of fixed maturities reached $318.0 million during the first quarter of 2001 versus net sales of $12.2 million in the same period of 2000. Net purchase of short-term investments reached $43.0 million in the first quarter of 2000 versus net sales of $39.4 million during the same period in 2000. These investment purchases were mainly due to an increase in sales of the Companies fixed account options, primarily from the introduction of the GoldenSelect Guarantee product in the fourth quarter of 2000.

Net cash provided by financing activities was $235.9 million during the first quarter of 2001 compared to net cash used in financing activities of $9.0 million during the same period in 2000. In the first quarter of 2001, net cash provided by financing activities was positively impacted by net fixed account deposits of $410.6 million compared to $127.2 million in the same period of 2000 primarily due to the introduction of GoldenSelect Guarantee in the fourth quarter of 2000. The Companies received $0 and $80.0 million of capital contributions from the Parent in the first quarters of 2001 and 2000, respectively.

The Companies' liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. Golden American maintains a $65.0 million reciprocal loan agreement with ING AIH and the Companies have established an $85.0 million revolving note facility with SunTrust Bank, Atlanta which expires on July 30, 2001. Management believes that these sources of liquidity are adequate to meet the Companies' short-term cash obligations.

Based on current trends, the Companies expect to continue to use net cash in operating activities before reinsurance, given the continued growth of the variable annuity sales. It is anticipated that a continuation of capital contributions from the Parent, the issuance of additional surplus notes, and/or the use of modified coinsurance agreements will cover these net cash outflows. ING AIH is committed to the sustained growth of Golden American. During 2001, ING AIH will maintain Golden American's statutory capital and surplus at the end of each quarter at a level such that: 1) the ratio of Total Adjusted Capital divided by Company Action Level Risk Based Capital exceeds 300%; and 2) the ratio of Total Adjusted Capital (excluding surplus notes) divided by Company Action Level Risk Based Capital exceeds 200%; and 3) Golden American's statutory capital and surplus exceeds the "Amounts Accrued for Expense Allowances Recognized in Reserves" as disclosed on page 3, Line 13A of Golden American's Statutory Statement.

During the first quarter of 1999, Golden American's operations were moved to a new site in West Chester, Pennsylvania. During 2001, Golden American occupies 125,000 square feet of leased space. Golden American's New York subsidiary is housed in leased space in New York, New York. The Companies intend to spend approximately $4.0 million on capital needs during the remainder of 2001.

The ability of Golden American to pay dividends to its Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 2001, Golden American cannot pay dividends to its Parent without prior approval of statutory authorities.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing. The management of First Golden does not anticipate paying any dividends to Golden American during 2001.

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

REINSURANCE: At March 31, 2001, Golden American had reinsurance treaties with five unaffiliated reinsurers and three affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued on or after January 1, 2000, excluding those with an interest rate guarantee.

On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued on or after January 1, 2000. An irrevocable letter of credit was obtained through Bank of New York in the amount of $25 million related to this agreement.

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

On the basis of these analyses, management believes there is no material solvency risk to the Companies. With respect to a 10% drop in equity values from March 31, 2001 levels, variable separate account funds, which represent 87% of the in force, pass the risk in underlying fund performance to the contractholder (except for certain minimum guarantees). With respect to interest rate movements up or down 100 basis points from March 31, 2001 levels, the remaining 13% of the in force are fixed account funds and almost all of these have market value adjustments which provide significant protection against changes in interest rates. The April market rebound partially offset March's year-to-date lower than expected separate account returns, so that on a total year-to-date basis, April separate account returns are still lower than expected returns. The estimated net effect of the April market rebound would indicate a normalized net income for the first quarter of 2001 of approximately 8% higher than actual first quarter net income. The corresponding estimated net effect on the balance sheet would be an increase of approximately $840 million of both separate account assets and liabilities.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

PRODUCTS

The Companies offer a portfolio of variable and fixed insurance products designed to meet customer needs for tax-advantaged saving for retirement and protection from death. The Companies believe longer life expectancies, an aging population, and growing concern over the stability and availability of the Social Security system have made retirement planning a priority for many Americans. The target market for all products is consumers and corporations throughout the United States.

Variable and fixed insurance products currently offered by the Companies include seven variable annuity products and two fixed annuity products. During the year 2001, First Golden began selling two fixed insurance products, FGA New York Flex and FGA New York MYGA. Beginning May 1, 2001, Golden American will begin selling a new variable insurance product called Landmark.


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



DATE:   May 11, 2001                     GOLDEN AMERICAN LIFE INSURANCE COMPANY





                                         By/s/       Wayne R. Huneke
                                              ----------------------------------
                                         Wayne R. Huneke
                                         Chief Financial Officer and Director
                                         (Principal Financial Officer)


                                         By/s/       Cheryl Price
                                              ----------------------------------
                                         Cheryl Price
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)



                                                                INDEX

                                               Exhibits to Annual Report on Form 10-Q
                                                  Three months ended March 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

3        ARTICLES OF INCORPORATION AND BY-LAWS
           (a)     Articles of Incorporation of Golden American Life Insurance Company ("Registrant" or
                   "Golden American")(incorporated by reference from Exhibit 3(a) to Registrant's Registration
                   Statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC") on
                   June 30, 2000 (File No. 333-40596))..................................................................     __


           (b)(i)  By-laws of Golden American (incorporated by reference from Exhibit 3(b)(i)
                   to Registrant's Registration Statement on Form S-1 filed with the SEC on
                   June 30, 2000 (File No. 333-40596))..................................................................     __

              (ii) By-laws of Golden American, as amended (incorporated by reference from
                   Exhibit 3(b)(ii) to the Registrant's Registration   Statement on Form S-1 filed
                   with the SEC on June 30, 2000 (File No. 333-40596))..................................................     __

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




                                                                INDEX

                                               Exhibits to Annual Report on Form 10-Q
                                                  Three months ended March 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (i)      Minimum Guaranteed Accumulation Benefit Rider (REV) (incorporated by reference from
                   Exhibit 4(k) to Amendment No. 3 to a Registration Statement on Form S-1 filed with the SEC
                   on April 23, 2001 (File No. 333-35592))..............................................................     __

          (j)      Minimum Guaranteed Income Benefit Rider (REV) (incorporated by reference from
                   Exhibit 4(l) to Amendment No. 3 to a Registration Statement on Form S-1 filed with the SEC
                   on April 23, 2001 (File No. 333-35592))..............................................................     __

          (k)      Minimum Guaranteed Withdrawal Benefit Rider (REV) (incorporated by reference from
                   Exhibit 4(m) to Amendment No. 3 to a Registration Statement on Form S-1 filed with the SEC
                   on April 23, 2001 (File No. 333-35592))..............................................................     __

          (l)      Living Benefit Rider Endorsement (incorporated by reference from Exhibit 4(n) to Amendment
                   No. 3 to a Registration Statement on Form S-1 filed with the SEC on April 23, 2001
                   (File No. 333-35592))................................................................................     __


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-Q
                                                  Three months ended March 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------
          (m)      Death Benefit Endorsement Number 1 describing the 7% Solution Enhanced Death Benefit (REV)
                   (incorporated by reference from Exhibit 4(o) to Amendment No. 3 to a Registration Statement
                   on Form S-1 filed with the SEC on April 23, 2001 (File No. 333-35592))...............................     __

          (n)      Death Benefit Endorsement Number 2 describing the Annual Ratchet Enhanced Death Benefit (REV)
                   (incorporated by reference from Exhibit 4(p) to Amendment No. 3 to a Registration Statement
                   on Form S-1 filed with the SEC on April 23, 2001 (File No. 333-35592))...............................     __

          (o)      Death Benefit Endorsement Number 3 describing the Standard Death Benefit (REV) (incorporated by reference from Exhibit 4(q) to Amendment No. 3 to a Registration Statement on Form S-1
                   filed with the SEC on April 23, 2001 (File No. 333-35592))...........................................     __

          (p)      Death Benefit Endorsement Number 4 describing the Max 7 Enhanced Death Benefit (REV)
                   (incorporated by reference from Exhibit 4(r) to Amendment No. 3 to a Registration Statement
                   on Form S-1 filed with the SEC on April 23, 2001 (File No. 333-35592))...............................     __


          (q)      Death Benefit Endorsement Number 5 (Base Death Benefit) (incorporated by reference from
                   Exhibit 4(s) to Amendment No. 3 to a Registration Statement on Form S-1 filed with the SEC
                   on April 23, 2001 (File No. 333-35592))..............................................................     __

          (r)      Death Benefit Endorsement Number 6 (Inforce Contracts) (incorporated by reference from
                   Exhibit 4(t) to Amendment No. 3 to a Registration Statement on Form S-1 filed with the SEC
                   on April 23, 2001 (File No. 333-35592))..............................................................     __

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




                                                                INDEX

                                               Exhibits to Annual Report on Form 10-Q
                                                  Three months ended March 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

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

          (af)     Single Premium Deferred Modified Guaranteed Annuity Contract (incorporated by reference to
                   Exhibit 4(a) to Amendment No. 1 to a Registration Statement on Form S-1 filed with the SEC
                   on September 13, 2000 (File No. 333-40596))..........................................................     __

          (ag)     Single Premium Deferred Modified Guaranteed Annuity Master Contract (incorporated by reference to Exhibit 4(b) to Amendment No. 1 to a Registration Statement on Form S-1 filed
                   with the SEC on September 13, 2000 (File No. 333-40596)).............................................     __

          (ah)     Single Premium Deferred Modified Guaranteed Annuity Certificate (incorporated by reference to Exhibit 4(c) to Amendment No. 1 to a Registration Statement on Form S-1 filed with the SEC
                   on September 13, 2000 (File No. 333-40596))..........................................................     __


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-Q
                                                  Three months ended March 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

          (ai)     Single Premium Deferred Modified Guaranteed Annuity Application (incorporated by reference to Exhibit 4(e) to Amendment No. 1 to a Registration Statement on Form S-1 filed with the SEC
                   on September 13, 2000 (File No. 333-40596))..........................................................     __

          (aj)     Single Premium Deferred Modified Guaranteed Annuity Enrollment Form (incorporated by reference to Exhibit 4(f) to Amendment No. 1 to a Registration Statement on Form S-1 filed
                   with the SEC on September 13, 2000 (File No. 333-40596)).............................................     __

          (ak)     Earnings Enhancement Death Benefit Rider (incorporated by reference from Exhibit 4(u)
                   to Amendment No. 3 to a Registration Statement on Form S-1 filed with the SEC on April 23, 2001
                   (Filed No. 333-35592))...............................................................................     __

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


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-Q
                                                  Three months ended March 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

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


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-Q
                                                  Three months ended March 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

          (q)      Reinsurance Agreement, effective January 1, 2000, between Golden American Life
                   Insurance Company and Security Life of Denver International Limited (incorporated by reference from Exhibit 10(q) to Golden American's Form 10-K filed with the SEC on
                   March 29, 2001 (Filed No. 33-87272)).................................................................     __

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

          (t)      Reinsurance Agreement, dated June 30, 2000, between Golden American Life Insurance
                   Company and Equitable Life Insurance Company of Iowa (incorporated by reference from
                   Exhibit 10(s) to Golden American's Form 10-Q filed with the SEC on August 11, 2000
                   (File No. 33-87272)) ................................................................................     __

          (u)      Renewal of Revolving Note Payable, dated July 31, 2000, between Golden American and
                   SunTrust Bank, Atlanta (incorporated by reference from Exhibit 10(t) to Golden American's
                   Form 10-Q filed with the SEC on August 11, 2000 (File No. 33-87272)) ................................     __
          (v)      Amendment to the Participation Agreement between Golden American and Prudential
                   Series Fund, Inc. (incorporated by reference to Exhibit 10(m) to Amendment No. 10 to a Registration Statement on Form S-1 filed with the SEC on December 15, 2000
                   (File No. 333-28765)) ...............................................................................     __

          (w)      Letter of Credit between Security Life of Denver International Limited and The Bank
                   of New York for the benefit of Golden American (incorporated by reference to
                    Exhibit 10(r) to Amendment No. 3 to a Registration Statement on Form S-1 filed with
                   the SEC on April 23, 2001 (File No. 333-35592)) .....................................................     __

          (x)      Form of Participation Agreement between Golden American and Pilgrim Variable Products
                   Trust (incorporated by reference to Exhibit 10(s) to Amendment No. 3 to a Registration
                   Statement on Form S-1 filed with the SEC on April 23, 2001 (File No. 333-35592)) ....................     __

          (y)      Form of Participation Agreement between Golden American and ProFunds (incorporated by reference to Exhibit 10(s) to Amendment No. 3 to a Registration Statement on Form S-1
                   filed with the SEC on April 23, 2001 (File No. 333-35592)) ..........................................     __




