Form 10-Q
period 2001-06-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2001-08-14
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             June 30, 2001
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       ------------------     ------------------

Commission file number    33-87272,  333-51353, 333-28765, 333-28681, 333-28743,
                          ------------------------------------------------------
                          333-51949, 333-65009, 333-66745, 333-76941, 333-76945,
                          ------------------------------------------------------
                          333-35592, 333-95511, 333-30186, 333-40596, 333-33924,
                          ------------------------------------------------------
                          333-95457, 333-59386, 333-59398, 333-59408, 333-52320
                          ------------------------------------------------------
                          333-57212, 333-63694
                          --------------------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of August 10, 2001.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Exhibit index - Page 25                                             Page 1 of 35




                                               FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:                    Golden American Life Insurance Company

Condensed Consolidated Statements of Operations (Unaudited):

                                                                      For the Three               For the Three
                                                                       Months Ended                Months Ended
                                                                      June 30, 2001               June 30, 2000
                                                               -------------------------------------------------------
                                                                                 (Dollars in thousands)
   Revenues:
      Annuity and interest sensitive life product charges                   $35,725                    $34,064
      Management fee revenue                                                  6,307                      5,153
      Net investment income                                                  23,359                     15,783
      Realized gains (losses) on investments                                     44                     (1,328)
                                                               -------------------------------------------------------
                                                                             65,435                     53,672

   Insurance benefits and expenses:
      Annuity and interest sensitive life benefits:
        Interest credited to account balances                                43,054                     46,156
        Benefit claims incurred in excess of account balances                   239                      1,159
      Underwriting, acquisition, and insurance expenses:
        Commissions                                                          52,202                     54,682
        General expenses                                                     31,952                     19,897
        Insurance taxes, state licenses, and fees                             1,344                      1,080
        Policy acquisition costs deferred                                   (38,344)                     8,233
        Amortization:
          Deferred policy acquisition costs                                  13,104                     18,027
          Value of purchased insurance in force                               1,683                      1,034
          Goodwill                                                              944                        944
        Expense and charges reimbursed under modified
          coinsurance agreements                                            (51,083)                  (112,746)
                                                               -------------------------------------------------------
                                                                             55,095                     38,466
   Interest expense                                                           4,765                      5,038
                                                               -------------------------------------------------------
                                                                             59,860                     43,504
                                                               -------------------------------------------------------
   Income before income taxes                                                 5,575                     10,168

   Income taxes                                                               2,373                      3,981
                                                               -------------------------------------------------------

   Net income                                                                $3,202                     $6,187
                                                               =======================================================












See accompanying notes.

                                                           2


Condensed Consolidated Statements of Operations (Unaudited):

                                                                        For the Six                For the Six
                                                                       Months Ended               Months Ended
                                                                      June 30, 2001              June 30, 2000
                                                               -------------------------------------------------------
                                                                                 (Dollars in thousands)
   Revenues:
      Annuity and interest sensitive life product charges                   $84,284                    $69,734
      Management fee revenue                                                 12,438                      9,856
      Net investment income                                                  42,771                     31,775
      Realized losses on investments                                         (1,919)                    (2,637)
                                                               -------------------------------------------------------
                                                                            137,574                    108,728

   Insurance  benefits  and  expenses:
      Annuity and interest sensitive life benefits:
        Interest credited to account balances                                90,153                    100,068
        Benefit claims incurred in excess of account balances                 2,851                      3,211
      Underwriting, acquisition, and insurance expenses:
        Commissions                                                         108,600                    112,158
        General expenses                                                     56,989                     40,179
        Insurance taxes, state licenses, and fees                             3,528                      2,910
        Policy acquisition costs deferred                                   (24,925)                   (97,724)
        Amortization:
          Deferred policy acquisition costs                                  29,632                     35,757
          Value of purchased insurance in force                               2,175                      2,278
          Goodwill                                                            1,889                      1,889
        Expense and charges reimbursed under modified
          coinsurance agreements                                           (162,668)                  (115,792)
                                                               -------------------------------------------------------
                                                                            108,224                     84,934
   Interest expense                                                           9,508                     10,115
                                                               -------------------------------------------------------
                                                                            117,732                     95,049
                                                               -------------------------------------------------------
   Income before income taxes                                                19,842                     13,679

   Income taxes                                                               7,707                      5,602
                                                               -------------------------------------------------------

   Net income                                                               $12,135                     $8,077
                                                               =======================================================













See accompanying notes.

                                                           3


Condensed Consolidated Balance Sheets:

                                                                                   June 30, 2001          December 31, 2000
                                                                              ------------------------------------------------
                                                                                    (Unaudited)
ASSETS                                                                          (Dollars in thousands, except per share data)
Investments:
  Fixed maturities, available for sale, at fair value
    (cost:  2001 - $1,226,036; 2000 - $798,751)                                       $1,231,210                $792,578
  Equity securities, at fair value (cost: 2001 - $66; 2000 - $8,611)                          58                   6,791
  Mortgage loans on real estate                                                          150,620                  99,916
  Policy loans                                                                            13,910                  13,323
  Short-term investments                                                                  30,297                  17,102
                                                                              ------------------------------------------------
Total investments                                                                      1,426,095                 929,710

Cash and cash equivalents                                                                140,894                 152,880
Reinsurance recoverable                                                                   21,975                  19,331
Reinsurance recoverable from affiliates                                                   21,400                  14,642
Due from affiliates                                                                           68                  38,786
Accrued investment income                                                                 16,364                   9,606
Deferred policy acquisition costs                                                        624,624                 635,147
Value of purchased insurance in force                                                     22,286                  25,942
Current income taxes recoverable                                                             221                     511
Deferred income tax asset                                                                    994                   9,047
Property and equipment, less allowances for depreciation of
  $8,298 in 2001 and $5,638 in 2000                                                       11,384                  14,404
Goodwill, less accumulated amortization of $13,853 in 2001
  and $11,964 in 2000                                                                    137,274                 139,163
Other assets                                                                              54,367                  32,019
Separate account assets                                                               10,370,337               9,831,489
                                                                              ------------------------------------------------
Total assets                                                                         $12,848,283             $11,852,677
                                                                              ================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
  Future policy benefits:
    Annuity and interest sensitive life products                                      $1,456,796              $1,062,891
    Unearned revenue reserve                                                               6,550                   6,817
    Other policy claims and benefits                                                         177                      82
                                                                              ------------------------------------------------
                                                                                       1,463,523               1,069,790

Surplus notes                                                                            245,000                 245,000
Revolving note payable                                                                     1,400                      --
Due to affiliates                                                                         15,121                  19,887
Other liabilities                                                                        111,405                  69,374
Separate account liabilities                                                          10,370,337               9,831,489
                                                                              ------------------------------------------------
                                                                                      12,206,786              11,235,540

Commitments and contingencies

Stockholder's equity:
  Common stock, par value $10 per share, authorized, issued,
    and outstanding  250,000 shares                                                        2,500                   2,500
  Additional paid-in capital                                                             590,640                 583,640
  Accumulated other comprehensive income (loss)                                            1,179                  (4,046)
  Retained earnings                                                                       47,178                  35,043
                                                                              ------------------------------------------------
Total stockholder's equity                                                               641,497                 617,137
                                                                              ------------------------------------------------
Total liabilities and stockholder's equity                                           $12,848,283             $11,852,677
                                                                              ================================================


See accompanying notes.

                                                          4


Condensed Consolidated Statements of Cash Flows (Unaudited):

                                                                                   For the Six              For the Six
                                                                                  Months Ended             Months Ended
                                                                                 June 30, 2001            June 30, 2000
                                                                            -------------------------------------------------
                                                                                           (Dollars in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $165,012                 $33,298

INVESTING ACTIVITIES
Sale, maturity, or repayment of investments:
   Fixed maturities - available for sale                                                229,916                 123,182
   Equity securities                                                                      6,894                   5,195
   Mortgage loans on real estate                                                         60,621                   3,281
   Policy loans - net                                                                        --                   1,732
   Short-term investments - net                                                              --                  17,880
                                                                            -------------------------------------------------
                                                                                        297,431                 151,270

Acquisition of investments:
   Fixed maturities - available for sale                                               (658,495)               (100,936)
   Mortgage loans on real estate                                                       (111,532)                 (8,887)
   Policy loans - net                                                                      (587)                     --
   Short-term investments - net                                                         (13,195)                     --
                                                                            -------------------------------------------------
                                                                                       (783,809)               (109,823)
Net sale (purchase) of property and equipment                                                18                  (1,974)
Issuance of reciprocal loan agreement receivables                                            --                 (16,900)
Receipt of repayment of reciprocal loan agreement receivables                                --                  16,900
                                                                            -------------------------------------------------
Net cash (used in) provided by investing activities                                    (486,360)                 39,473

FINANCING ACTIVITIES
Proceeds from reciprocal loan agreement borrowings                                       29,300                 177,900
Repayment of reciprocal loan agreement borrowings                                       (29,300)               (137,900)
Proceeds from revolving note payable                                                      1,400                  54,800
Repayment of revolving note payable                                                          --                 (56,200)
Receipts from annuity and interest sensitive life
   policies credited to account balances                                                734,162                 355,662
Return of account balances on annuity
   and interest sensitive life policies                                                 (70,613)                (87,841)
Net reallocations to Separate Accounts                                                 (362,587)               (412,150)
Contribution from parent                                                                  7,000                  80,000
                                                                            -------------------------------------------------
Net cash provided by (used in) financing activities                                     309,362                 (25,729)
                                                                            -------------------------------------------------

(Decrease) increase in cash and cash equivalents                                        (11,986)                 47,042

Cash and cash equivalents at beginning of period                                        152,880                  76,690
                                                                            -------------------------------------------------

Cash and cash equivalents at end of period                                             $140,894                $123,732
                                                                            =================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                                 $9,475                 $12,649



See accompanying notes.


                                                                5

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Golden American Life Insurance Company's annual report on Form 10-K for the year ended December 31, 2000.

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

PENDING ACCOUNTING STANDARDS: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Companies are required to adopt the new rules effective January 1, 2002. The Companies are evaluating the impact of the adoption of these standards and have not yet determined the effect of adoption on their financial position and results of operations.

STATUTORY
Net loss for Golden American as determined in accordance with statutory accounting practices was $54,982,000 and $12,235,000 for the six months ended June 30, 2001 and 2000, respectively. Total statutory capital and surplus was $360,926,000 at June 30, 2001 and $406,923,000 at December 31, 2000

The National Association of Insurance Commissioners has revised the Accounting Practices and Procedures Manual, the guidance that defines statutory accounting principles. The revised manual was effective January 1, 2001, and has been adopted, at least in part, by the States of Delaware and New York, which are the states of domicile for Golden American and First Golden, respectively. The revised manual has resulted in changes to the accounting practices that the Companies use to prepare their statutory-basis financial statements. The impact of these changes to the Companies' statutory-basis capital and surplus as of January 1, 2001 was not significant.

RECLASSIFICATIONS
Certain amounts in the prior period financial statements have been reclassified to conform to the June 30, 2001 financial statement presentation.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. During the second quarters of 2001 and 2000, total comprehensive income for the Companies amounted to $2.7 million and $6.4 million, respectively, and $17.4 million and $7.0 million for the six months ended June 30, 2001 and 2000, respectively. Other comprehensive income excludes net investment losses included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $883,000 and $120,000 during the second quarters of 2001 and 2000, respectively, and $185,000 and $588,000 for the six months ended June 30, 2001 and 2000, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for the value of purchased insurance in force and deferred policy acquisition costs totaling $1,736,000 and $(1,200,000) for the second quarters of 2001 and 2000, respectively, and $(104,000) and $(2,041,000) for the six months ended June 30, 2001 and 2000, respectively.

NOTE 3 -- INVESTMENTS

INVESTMENT VALUATION ANALYSIS: The Companies analyze the investment portfolio at least quarterly in order to determine if the carrying value of any investment has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when impairment in value appears to be other than temporary. During the first quarter of 2001, Golden American determined that the carrying value of three bonds exceeded their estimated net realizable value. As a result, during the six months ended June 30, 2001, Golden American recognized a total pre-tax loss of $679,000 to reduce the carrying value of the bonds to their combined net realizable value of $365,000.

NOTE 4 -- DERIVATIVE INSTRUMENTS

The Companies may from time to time utilize various derivative instruments to manage interest rate and price risk (collectively, market risk). The Companies have appropriate controls in place, and financial exposures are monitored and managed by the Companies as an integral part of their overall risk management program. Derivatives are recognized on the balance sheet at their fair value. At June 30, 2001, the Companies did not utilize any such derivatives.

The estimated fair values and carrying amounts of the Companies' embedded derivatives at June 30, 2001 were $0, net of reinsurance. The estimated fair values and carrying amounts of the embedded derivatives on a direct basis, before reinsurance, were $1.1 million.

The fair value of these instruments was estimated based on quoted market prices, dealer quotations or internal estimates.

NOTE 5 -- RELATED PARTY TRANSACTIONS

OPERATING AGREEMENTS: Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Companies. DSI is authorized to enter into agreements with broker/dealers to distribute the Companies' variable insurance products and appoint representatives of the broker/dealers as agents. The Companies paid commissions to DSI totaling $52,514,000 and $108,398,000 in the second quarter and the first six months of 2001, respectively ($53,398,000 and $109,252,000, respectively, for the same periods of 2000).

Golden American provides certain managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the second quarter and six months ended June 30, 2001, the fee was $5,831,000 and $11,533,000, respectively ($4,740,000 and $9,058,000, respectively, for the same periods of 2000).

The Companies have an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Companies record a fee based on the value of the assets managed by ING IM. The fee is payable quarterly. For the second quarter and the first six months of 2001, the Companies incurred fees of $858,000 and $1,701,000, respectively, under this agreement ($616,000 and $1,274,000, respectively, for the same periods of 2000).

Golden American has a guaranty agreement with Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate. In consideration of an annual fee, payable June 30, Equitable Life guarantees to Golden American that it will make funds available, if needed, to Golden American to pay the contractual claims made under the provisions of Golden American's life insurance and annuity contracts. The agreement is not, and nothing contained therein or done pursuant thereto by Equitable Life shall be deemed to constitute, a direct or indirect guaranty by Equitable Life of the payment of any debt or other obligation, indebtedness, or liability, of any kind or character whatsoever, of Golden American. The agreement does not guarantee the value of the underlying assets held in separate accounts in which funds of variable life insurance and variable annuity policies have been invested. The calculation of the annual fee is based on risk based capital. On June 30, 2001 and 2000, Golden American incurred a fee of $12,000 and $7,000, respectively, under this agreement.

Golden American provides certain advisory, computer, and other resources and services to Equitable Life. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $1,360,000 and $2,719,000 for the second quarter and six months ended June 30, 2001, respectively ($1,708,000 and $3,276,000, respectively, for the same periods of 2000).

The Companies have a service agreement with Equitable Life in which Equitable Life provides administrative and financial related services. Under this agreement, the Companies incurred expenses of $77,000 and $152,000 for the second quarter and six months ended June 30, 2001, respectively ($355,000 and $667,000, respectively, for the same periods in 2000).

First Golden provides resources and services to DSI. Revenues for these services, which reduced general expenses incurred by First Golden, totaled $8,000 and $134,000 for the second quarter and six months ended June 30, 2001, respectively ($56,000 and $108,000, respectively, for the same periods in 2000).

Golden American provides resources and services to ING Mutual Funds Management Co., LLC, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $430,000 and $478,000 for the second quarter and six months ended June 30, 2001, respectively ($165,000 and $270,000, respectively, for the same periods in 2000).

Golden American provides resources and services to United Life & Annuity Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $97,000 and $199,000 for the second quarter and six months ended June 30, 2001, respectively ($149,000 and 318,000, respectively, for the same periods in 2000).

The Companies provide resources and services to Security Life of Denver Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $79,000 and $133,000 for the second quarter and six months ended June 30, 2001, respectively ($56,000 and $108,000, respectively, for the same periods in 2000).

The Companies provide resources and services to Southland Life Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $34,000 and $63,000 for the second quarter and six months ended June 30, 2001, respectively ($26,000 and $52,000, respectively, for the same periods in 2000).

For the second quarter of 2001, the Companies received premiums, net of reinsurance, for variable products sold through eight affiliates, Locust Street Securities, Inc. ("LSSI"), Vestax Securities Corporation ("Vestax"), DSI, Multi-Financial Securities Corporation ("Multi-Financial"), IFG Network Securities, Inc. ("IFG"), Washington Square Securities, Inc. ("Washington Square"), PrimeVest Financial ("PrimeVest"), and Compulife Investor Services, Inc. ("Compulife") of $28,500,000, $9,100,000, $200,000, $5,900,000, $3,900,000,
$21,600,000,  $7,900,000 and $2,200,000,  respectively ($9,500,000,  $6,900,000,
$100,000,  $2,800,000,  $1,500,000,  $0, $0, and $0, respectively,  for the same period of 2000). For the first six months of 2001, the Companies received premiums, net of reinsurance for variable products sold through eight affiliates, LSSI, Vestax, DSI, Multi-Financial, IFG, Washington Square, PrimeVest, and Compulife of $37,900,000, $12,900,000, $400,000, $9,000,000,
$5,500,000, $28,900,000, $11,000,000, and $3,700,000, respectively ($67,000,000,
$28,300,000,  $800,000,  $21,100,000,  $8,300,000, $0, $0, and $0, respectively, for the same period of 2000).

For the second quarter and six months ended June 30, 2001, First Golden received premiums for fixed annuities products sold through Washington Square. of approximately $450,000 and $550,000, respectively.

MODIFIED COINSURANCE AGREEMENT: On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued after January 1, 2000, excluding those with an interest rate guarantee. The financial statements are presented net of the effects of the agreement.

Under this agreement, Golden American received a net reimbursement of expenses and charges of $50.2 million and $160.9 million for the second quarter and the six months ended June 30, 2001, respectively ($111.8 million for the second quarter and the six months ended June 30, 2000). This was offset by a decrease in deferred acquisition costs of $52.7 million and $160.8 million, respectively, for the same periods ($109.3 million during the second quarter and the first six months in 2000). At June 30, 2001, Golden American had a payable to Equitable

Life of $10.0 million due to the timing of the cash settlement for the modified coinsurance agreement. As at December 31, 2000, Golden American had a payable of $16.3 million under the agreement.

REINSURANCE AGREEMENT COVERING MINIMUM GUARANTEED BENEFITS: On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued after January 1, 2000. An irrevocable letter of credit was obtained through Bank of New York in the amount of $25.0 million related to this agreement. Under this agreement, Golden American recorded a reinsurance recoverable of $21.4 million and $14.6 million at June 30, 2001 and December 31, 2000, respectively.

RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998 and expires December 31, 2007, Golden American and ING AIH can borrow up to $65,000,000 from one another. Prior to lending funds to ING AIH, Golden American must obtain the approval of the Department of Insurance of the State of Delaware. Interest on any Golden American borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, Golden American incurred interest expense of $0 and $254,000 for the second quarters of 2001 and 2000, respectively, and $25,000 and $336,000 for the six months ended June 30, 2001 and 2000, respectively. At June 30, 2001, Golden American did not have any borrowings or receivables from ING AIH under this agreement.

SURPLUS NOTES:  On December 30, 1999,  Golden  American issued an 8.179% surplus note in the  amount of  $50,000,000  to  Equitable  Life.  The note  matures  on
December 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,020,000 and $1,022,000 for the second quarters of 2001 and 2000, respectively, and $2,028,000 and $2,056,000 for the six months ended June 30, 2001 and 2000, respectively.

On December 8, 1999, Golden American issued a 7.979% surplus note in the amount of $35,000,000 to First Columbine Life Insurance Company ("First Columbine"), an affiliate. The note matures on December 7, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $696,000 and $698,000 for the seconds quarters of 2001 and 2000, respectively, and $1,385,000 and $1,575,000 for the first six months of 2001 and 2000, respectively.

On September 30, 1999, Golden American issued a 7.75% surplus note in the amount of $75,000,000 to ING AIH. The note matures on September 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,449,000 and $1,453,000 for the second quarters of 2001 and 2000, respectively, and $2,882,000 and $2,906,000 for the first six months of 2001 and 2000, respectively. On December 30, 1999, ING AIH assigned the note to Equitable Life.

On December 30, 1998, Golden American issued a 7.25% surplus note in the amount of $60,000,000 to Equitable Life. The note matures on December 29, 2028. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,085,000 and $1,087,000 for the second quarters of 2001 and 2000, respectively, and $2,157,000 and $2,175,000 for the first six months of 2001 and 2000, respectively.

On December 17, 1996, Golden American issued an 8.25% surplus note in the amount of $25,000,000 to Equitable of Iowa Companies. The note matures on December 17, 2026. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made is subject to the prior approval of the Delaware Insurance Commissioner. Golden American incurred interest totaling $515,000 for the second quarters of 2001 and 2000, respectively, and $1,031,000 for the first six months of 2001 and 2000, respectively.

STOCKHOLDER'S EQUITY: During the second quarter and the first six months of 2001, Golden American received capital contributions from its Parent of $7,000,000 ($0 and $80,000,000, respectively, for the same periods in 2000).

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At June 30, 2001, the Companies had reinsurance treaties with five unaffiliated reinsurers and three affiliated reinsurers covering a significant portion of the minimum guaranteed death and living benefits under its variable contracts as of June 30, 2001. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

At June 30, 2001 and December 31, 2000, the Companies had net receivables of $43,375,000 and $33,973,000, respectively, for reinsurance claims, reserve credits, or other receivables from these reinsurers. These net receivables were comprised of $1,350,000 and $1,820,000, respectively, for claims recoverable from reinsurers, $2,546,000 and $4,007,000, respectively, for a payable for reinsurance premiums, $21,400,000 and $14,642,000, respectively, for reserve credits, and $23,171,000 and $21,518,000, respectively, for a receivable from an unaffiliated reinsurer. Included in the accompanying financial statements are net considerations to reinsurers of $5,962,000 for the second quarter of 2001 and $12,618,000 for the first six months of 2001 compared to $5,271,000 and $7,908,000 for the same periods in 2000. Also included in the accompanying financial statements are net policy benefits of $1,834,000 for the second quarter of 2001 and $11,777,000 for the first six months of 2001 compared to $1,278,000 and $1,835,000 for the same period in 2000.

On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued after January 1, 2000, excluding those with an interest rate guarantee. At June 30, 2001, Golden American had received a total settlement of $160.9 million under this agreement pertaining to 2001. The carrying value of the separate account liabilities covered under this agreement represent 25.0% of total separate account liabilities outstanding at June 30, 2001. Golden American remains liable to the extent Equitable Life does not meet its obligations under the agreement. The accompanying financial statements are presented net of the effects of the agreement.

On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued January 1, 2000. An irrevocable letter of credit was obtained through Bank of New York in the amount of $25,000,000 related to this agreement.

On December 29, 2000, First Golden entered into a reinsurance treaty with London Life Reinsurance Company of Pennsylvania, an unaffiliated reinsurer, covering the minimum guaranteed death benefits of First Golden's variable annuities issued after January 1, 2000.

Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty.

INVESTMENT COMMITMENTS: At June 30, 2001, outstanding commitments to fund mortgage loans totaled $65,620,000. There were no outstanding commitments to fund mortgage loans at December 31, 2000.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Companies by life and health guaranty associations in most states in which the Companies are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially offset through a reduction in future premium taxes. The Companies cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums as well as its potential for premium tax offset. The Companies have established an undiscounted reserve to cover such assessments, review information regarding known failures, and revise estimates of future guaranty fund assessments. The Companies charged to expense $1,000 in guaranteed fund assessments in the second quarter of 2001 and $2,000 for the first six months of 2001 compared to $1,000 and $2,000 for the same periods in 2000. At June 30, 2001 and December 31, 2000, the Companies have an undiscounted reserve of $2,430,000 to cover future assessments (net of related anticipated premium tax offsets) and have established an asset totaling $691,000 and $733,000, respectively, for assessments paid which may be recoverable through future premium tax offsets. The Companies believe this reserve is sufficient to cover expected future guaranty fund assessments based upon previous premiums and known insolvencies at this time.

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

VULNERABILITY FROM CONCENTRATIONS: The Companies have various concentrations in the investment portfolio. As of June 30, 2001, the Companies had one investment (other than bonds issued by agencies of the United States government) exceeding ten percent of stockholder's equity. The Companies' asset growth, net investment income, and cash flow are primarily generated from the sale of variable and fixed insurance products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could cause a severe impact on the Companies' financial condition. One broker/dealer generated 10% of the Companies' net sales during the second quarter of 2001 (24% by two broker/dealers in the same period of 2000). One broker/dealer generated 10% of the Companies' net sales during the first six months of 2001 (12% by one broker/dealer in the same period of 2000). The Premium Plus product generated 54% and 52% of the Companies' sales during the second quarter of 2001 and the first six months of 2001 (74% and 75% in the same periods of 2000). The Guarantee product, introduced in the fourth quarter of 2000, generated 13% and 18% of the Companies' sales during the second quarter and the first six months of 2001. The ES II product generated 19% and 16% of the Companies' sales during the second and the first six months of 2001 (12% and 11% in the same periods of 2000).

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Companies established revolving notes payable with SunTrust Bank, Atlanta (the "Bank"). These revolving notes payable were amended and restated in April 2001 with an expiration date of May 31, 2002. The note was approved by the Boards of Directors of Golden American and First Golden on August 5, 1998 and September 29, 1998, respectively. The total amount the Companies may have outstanding is $85,000,000, of which Golden American and First Golden have individual credit sublimits of $75,000,000 and $10,000,000, respectively. The notes accrue interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.225% or (2) a rate quoted by the Bank to the Companies for the advance. The terms of the agreement require the Companies to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. During the second quarters ended June 30, 2001 and 2000, the Companies incurred interest expense of $0 and $8,000, respectively. During the six months ended June 30, 2001 and 2000, the Companies incurred interest expense of $1,000 and $36,000, respectively. At June 30, 2001 and December 31, 2000, the Companies had borrowings of $1,400,000 and $0, respectively, under these agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze the Golden American Life Insurance Company's ("Golden American") condensed consolidated results of operations. In addition, some analysis and information regarding the financial condition and liquidity and capital resources is provided. This analysis should be read jointly with the condensed consolidated financial statements, the
related  notes,   and  the  Cautionary   Statement   Regarding   Forward-Looking

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

RESULTS OF OPERATIONS
---------------------

PREMIUMS
                                                                   Percentage              Dollar
Six Months ended June 30                           2001                Change              Change                 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in millions)
Variable annuity premiums:
  Separate account                                $39.2                (94.9)%            $(726.5)              $765.7
  Fixed account                                   720.9                103.9                367.3                353.6
                                         -----------------------------------------------------------------------------------
Total variable annuity premiums                   760.1                (32.1)              (359.2)             1,119.3
Fixed annuity premiums                              1.6                   --                  1.6                   --
Variable life premiums                              1.0                   --                   --                  1.0
                                         -----------------------------------------------------------------------------------
Total premiums                                   $762.7                (31.9)%            $(357.6)            $1,120.3
                                         ===================================================================================

For the Companies' variable and fixed insurance contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment spread and product charges.

Variable annuity premiums net of reinsurance decreased 32.1% during the first six months of 2001 compared to the same period of 2000. This decrease is primarily due to ceded variable annuity separate account premiums of $1.2 billion and $0.9 billion for the first six months of 2001 and 2000, respectively, under modified coinsurance agreements. Also contributing to the decrease in variable annuity premiums is a reduction of $462.0 million in variable annuity separate account premiums from the Premium Plus product in the first three months of 2001 as compared to the first three months of 2000. Offsetting these decreases is an increase in fixed account premiums from $353.6 million in 2000 to $720.9 million in 2001. This increase is primarily due to sales of the Guarantee product, a registered fixed annuity product introduced in the last quarter of 2000. Sales for this product totaled $358.0 million in the first six months of 2001.

During the first six months of 2001, First Golden began selling two fixed annuity products, a Flex Annuity and a Multi-Year Guarantee Annuity ("MYGA").

Premiums, net of reinsurance, for variable products from a significant broker/dealer having at least ten percent of total sales for the six months ended June 30, 2001 totaled $72.4 million, or 10% of total premiums ($131.4 million, or 12% from a significant broker/dealer for the six months ended June 30, 2000). Gross premiums for variable products from a significant broker/dealer having at least ten percent of total sales for the six months ended June 30, 2001, totaled $214.6 million, or 11% of total gross premiums ($450.0 million, or 22%, from two significant broker/dealers for the six months ended June 30,
2000).



REVENUES

                                                                      Percentage         Dollar
Six Months ended June 30                             2001                 Change         Change              2000
----------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in millions)
Annuity and interest sensitive
  life product charges                              $84.3                   20.9%         $14.6             $69.7
Management fee revenue                               12.4                   26.2            2.6               9.8
Net investment income                                42.8                   34.6           11.0              31.8
Realized losses on investments                       (1.9)                 (27.2)           0.7              (2.6)
                                          ----------------------------------------------------------------------------------
                                                   $137.6                   26.5%         $28.9            $108.7
                                          ==================================================================================


Total revenues increased 26.5% in the first six months of 2001 from the same period in 2000. Annuity and interest sensitive life product charges increased 20.9% in the first six months of 2001 due to additional fees earned from the higher average block of business under management in the variable separate accounts and higher surrender charges.

Golden American provides certain managerial and supervisory services to Directed Services, Inc. ("DSI"). The fee paid to Golden American for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $11.5 million and $9.0 million for the first six months of 2001 and 2000, respectively. This increase was due to the increasing average assets in the variable separate accounts and renegotiation of the fee paid by DSI to Golden American during the third quarter of 2000.

Net investment income increased 34.6% in the first six months of 2001 due to a growth in invested assets from June 30, 2000 mainly related to the introduction of the Guarantee product. The Companies had $1.9 million of realized losses on the sale of investments in the first six months of 2001, compared to losses of $2.6 million in the same period of 2000.

EXPENSES

Total insurance benefits and expenses increased $23.3 million, or 27.4%, to $108.2 million in the first six months of 2001 from the same period in 2000. Interest credited to account balances decreased $9.9 million, or 9.9%, to $90.2 million in the first six months of 2001. The premium credit on the Premium Plus product decreased $23.3 million to $50.3 million at June 30, 2001 and the bonus interest on the fixed account decreased $0.6 million to $4.2 million at June 30, 2001. These decreases were partially offset by an increase in interest credited due to higher average account balances associated with the Companies' fixed account options, mainly due to the introduction of the Guarantee product.

Commissions decreased $3.6 million, or 3.2%, to $108.6 million in the first six months of 2001. Insurance taxes, state licenses, and fees increased $0.6 million, or 21.2%, to $3.5 million in the first six months of 2001. Changes in commissions and insurance taxes, state licenses, and fees are generally related to changes in the level and mix or composition of fixed and variable product sales. Most costs incurred as the result of sales have been deferred, thus having very little impact on current earnings.

General expenses increased $16.8 million, or 41.8%, to $57.0 million in the first six months of 2001. The Companies use a network of wholesalers to distribute products, and the salaries and sales bonuses of these wholesalers are included in general expenses. The portion of these salaries and related expenses that varies directly with production levels is deferred thus having little impact on current earnings. Also contributing to this increase in general expenses are additional cost allocations during the first six months of 2001. The increase in general expenses was partially offset by reimbursements received from DSI, Equitable Life Insurance Company of Iowa ("Equitable Life"), ING Mutual Funds Management Co., LLC, an affiliate, Security Life of Denver Insurance Company, an affiliate, Southland Life Insurance Company, an affiliate, and United Life & Annuity Insurance Company, an affiliate, for certain advisory, computer, and other resources and services provided by the Companies.

During the first six months of 2001 and 2000, the value of purchased insurance in force ("VPIF") was adjusted to increase amortization by $245,000 and $707,000, respectively, to reflect changes in the assumptions related to the timing of estimated gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of June 30, 2001 is $2.0 million for the remainder of 2001, $3.4 million in 2002, $3.0 million in 2003, $2.5 million in 2004, $1.8 million in 2005, and $1.4 million in 2006. Actual amortization may vary based upon changes in assumptions and experience.

Amortization of deferred policy acquisition costs ("DPAC") decreased $6.1 million, or 17.1%, in the first six months of 2001. Deferred policy acquisition costs decreased $72.8 million, or 74.5%, for the six months ended June 30, 2001. The decrease in the amortization and the amount of policy acquisition costs deferred was mainly due to an increase in the amount of deferred costs that have been offset due to the modified coinsurance agreement entered into during the second quarter of 2000.

Expenses and charges reimbursed to Golden American under modified coinsurance agreements increased from $115.8 million for the six months in 2000 to $162.7 million during the first six months in 2001. This was primarily due to a modified coinsurance agreement which was entered into during the second quarter of 2000, with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued after January 1, 2000, excluding those with an interest rate guarantee. Under this reinsurance agreement, $160.9 million in expenses and charges were reimbursed during the first six months of 2001. This reimbursement offset deferred policy acquisition costs and non-deferrable costs related to policies reinsured under this agreement.

Interest expense decreased 6.0%, or $0.6 million, to $9.5 million in the first six months of 2001. Interest expense on a $25 million surplus note issued December 1996 and expiring December 2026 was $1.0 million for the first six months of 2001, unchanged from the same period of 2000. Interest expense on a $60 million surplus note issued in December 1998 and expiring December 2028 was $2.2 million for the first six months of 2001, unchanged from the same period of 2000. Interest expense on a $75 million surplus note, issued September 1999 and expiring September 2029 was $2.9 million for the first six months of 2001 and 2000. Interest expense on a $50 million surplus note, issued December 1999 and expiring December 2029 was $2.0 million for the first six months of 2001 and $2.1 million in 2000. Interest expense on a $35 million surplus note issued December 1999 and expiring December 2029 was $1.4 million for the first six months of 2001 and $1.6 million in 2000. Golden American also paid $25,000 in 2001 and $284,000 in 2000 to ING America Insurance Holdings, Inc. ("ING AIH") for interest on a reciprocal loan agreement. Interest expense on a revolving note payable with SunTrust Bank, Atlanta was $1,000 and $36,000 for the first six months of 2001 and 2000, respectively.

INCOME

Net income was $12.1 million for the first six months of 2001, an increase of $4.0 million, or 50.2% from the same period of 2000.

Comprehensive income for the first six months of 2001 was $17.4 million, an increase of $10.4 million from comprehensive income of $7.0 million in the same period of 2000.

FINANCIAL CONDITION
-------------------

INVESTMENTS

The financial statement carrying value and amortized cost basis of the Companies' total investments increased 50.1% and 48.4%, respectively, during the first six months of 2001. All of the Companies' investments, other than mortgage loans on real estate, are carried at fair value in the Companies' financial statements. The increase in the carrying value of the Companies' investment portfolio was mainly due to net purchases, as well as changes in unrealized appreciation and depreciation of fixed maturities. Growth in the cost basis of the Companies' investment portfolio resulted from the investment of premiums from the sale of the Companies' fixed account options mainly due to the introduction of the Guarantee product. The Companies manage the growth of insurance operations in order to maintain adequate capital ratios. To support the fixed account options of the Companies' insurance products, cash flow was invested primarily in fixed maturities and mortgage loans on real estate.

At June 30, 2001, the Companies had no investments in default. At June 30, 2001, the Companies' investments had a yield of 6.7%. The Companies estimate the total investment portfolio, excluding policy loans, had a fair value approximately equal to 100.4% of amortized cost value at June 30, 2001.

FIXED MATURITIES: At June 30, 2001, the Companies had fixed maturities with an amortized cost of $1.2 billion and an estimated fair value of $1.2 billion. The Companies classify 100% of securities as available for sale. Net unrealized appreciation of fixed maturities of $5.2 million was comprised of gross appreciation of $13.9 million and gross depreciation of $8.7 million. Net unrealized holding gains on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes of $1.2 million, were included in stockholder's equity at June 30, 2001.

The individual securities in the Companies' fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($589.9 million or 48.1%), that are rated BBB+ to BBB- by Standard & Poor's ($239.7 million or 19.6%), and below investment grade securities, which are securities issued by corporations that are rated BB+ and lower by Standard & Poor's ($118.5 million or 9.6%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1, 2, 3, 4, 5, or 6 ($278.0 million or 22.7%). The Companies' fixed maturity investment portfolio had a combined yield at amortized cost of 6.9% at June 30, 2001.

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

At June 30, 2001, the amortized cost value of the Companies' total investments in below investment grade securities, excluding mortgage-backed securities, was $133.3 million, or 8.9%, of the Companies' investment portfolio. The Companies do not expect the percentage of the portfolio invested in below investment grade securities, excluding mortgage-backed securities, to exceed 10% of the investment portfolio. At June 30, 2001, the yield at amortized cost on the Companies' below investment grade portfolio was 8.4% compared to 6.9% for the Companies' investment grade corporate bond portfolio. The Companies estimate the fair value of the below investment grade portfolio was $131.2 million, or 98.4% of amortized cost value, at June 30, 2001.

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

During the first six months of 2001, fixed maturities designated as available for sale with a combined amortized cost of $233.3 million were sold, called, or repaid by their issuers. In total, net pre-tax gains from sales, calls, and repayments of fixed maturity investments amounted to $0.5 million in the first six months of 2001.

During the first six months of 2001, Golden American determined that the carrying value of three impaired bonds exceeded their estimated net realizable value. As a result, at June 30, 2001, Golden American recognized a total pre-tax loss of approximately $679,000 to reduce the carrying value of the bonds to their net realizable value of $365,000.

MORTGAGE LOANS ON REAL ESTATE: Mortgage loans on real estate represent 10.0% of the Companies' investment portfolio. Mortgages outstanding were $150.6 million at June 30, 2001 with an estimated fair value of $151.1 million. The Companies' mortgage loan portfolio includes 60 loans with an average size of $2.5 million. The Companies' mortgage loans on real estate are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and they are diversified by type of property and geographic location. Mortgage loans on real estate have been analyzed by geographical location with concentrations by state identified as Ohio (17% in 2001 and 4% in 2000) and California (16% in 2001 and 15% in 2000). Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in office buildings (24% in 2001 and 29% in 2000), industrial buildings (27% in 2001 and 35% in 2000), retail facilities (24% in 2001 and 18% in 2000), and multi-family apartments (21% in 2001 and 10% in 2000). At June 30, 2001, the yield on the Companies' mortgage loan portfolio was 7.1%.

At June 30, 2001, no mortgage loan on real estate was delinquent by 90 days or more. The Companies' loan investment strategy is consistent with other life insurance subsidiaries of ING in the United States. The insurance subsidiaries of EIC have experienced a historically low default rate in their mortgage loan portfolios.

OTHER ASSETS

Reinsurance recoverables increased $9.4 million during the first six months of 2001, due largely to an increase of $6.8 million in reinsurance reserves from the intercompany reinsurance agreement between Golden American and Security Life of Denver International Limited. On December 28, 2000, effective January 1, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits.

Amounts due from affiliates were $68,000 and $38.8 million at June 30, 2001 and December 31, 2000, respectively. At December 31, 2000, the Companies had a receivable of $35.0 million related to a capital contribution from its Parent, EIC.

DPAC represents certain deferred costs of acquiring insurance business, principally first year commissions and interest bonuses, premium credits, and other expenses related to the production of business after the merger of EIC and its subsidiaries with ING on October 24, 1997, (the "ING merger date"). The Companies' previous balances of DPAC and VPIF were eliminated as of the ING merger date, and an asset representing VPIF was established for all policies in force at the ING merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Companies' products are deferred and amortized. At June 30, 2001, the Companies had DPAC and VPIF balances of $624.6 million and $22.3 million, respectively. During the first six months of 2001 and 2000, VPIF was adjusted to increase amortization by $245,000 and by $707,000, respectively, to reflect changes in the assumptions related to the timing of estimated gross profits.

Goodwill totaling $151.1 million, representing the excess of the acquisition cost over the fair value of net assets acquired, was established as a result of the merger with ING. Accumulated amortization of goodwill through June 30, 2001 was $13.9 million.

Other assets increased $22.3 million from December 31, 2000, due to an increase of $22.9 million in receivables for securities sold.

At June 30, 2001, the Companies had $10.4 billion of separate account assets compared to $9.8 billion at December 31, 2000. The increase in separate account assets resulted from the sale of the Companies' variable products, net of redemptions, and by net policyholder transfers to the separate account options from the fixed account options within the variable products. This effect is partially offset by negative equity market returns.

At June 30, 2001, the Companies had total assets of $12.8 billion, an 8.4% increase from December 31, 2000.

LIABILITIES

Future policy benefits for annuity and interest sensitive life products increased $393.9 million, or 37.1%, to $1.5 billion reflecting net sales of the Companies' fixed account options, net of transfers to the separate account options at June 30, 2001.

Separate account liabilities increased $538.8 million, or 5.5% to $10.4 billion at June 30, 2001. This increase resulted from sales of the Companies' variable products, net of redemptions, and by net policyholder transfers to the separate account options from the fixed account options within the variable products. This effect is partially offset by negative equity market returns.

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

Amounts due to affiliates decreased $4.8 million or 24.0% to $15.1 million during the first six months of 2001. This is mainly due to the partial cash settlement of a liability for the modified coinsurance agreement with Equitable Life.

Other liabilities increased $42.0 million or 60.6% to $111.4 million during the first six months of 2001 due to the increase in the payable for securities purchased.

The Companies' total liabilities increased $971.2 million, or 8.6%, during the first six months 2001 and totaled $12.2 billion at June 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability of the Companies to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Companies' principal sources of cash are variable annuity premiums, product charges, investment income, sales and maturities of investments, proceeds from debt issuance, and capital contributions made by the Parent. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, repayment of debt, as well as withdrawals and surrenders.

Net cash provided by operating activities was $165.0 million in the first six months of 2001 compared to net cash provided by operating activities of $33.3 million in the same period of 2000. The Companies have predominantly had negative cash flows from operating activities since Golden American started issuing variable insurance products in 1989. These negative operating cash flows result primarily from commissions and other deferrable expenses related to the continued growth in the variable annuity products. For the six months ended June 30, 2001 and 2000, negative operating cash flows have been offset by the effects of a modified coinsurance agreement entered into during the second quarter of 2000 with Equitable Life. This resulted in a net cash settlement of $160.9 million in the first six months of 2001. For the six months ended June 30, 2000, this modified coinsurance resulted in a net cash settlement of $111.8 million. Also contributing to this increase in net cash provided by operating activities is an increase in the payable for securities purchased at June 30, 2001.

Net cash used in investing activities was $486.4 million during the first six months of 2001 compared to net cash provided by investing activities of $39.5 million in the same period of 2000. This increase in the net cash used in investing activities is primarily due to net purchases of fixed maturities and mortgage loans on real estate during the first six months of 2001 versus net sales in 2000. Net purchases of fixed maturities reached $428.6 million during the first six months of 2001 versus net sales of $22.2 million in the same period of 2000. Net purchases of mortgage loans on real estate reached $50.9 million in the first six months of 2000 versus net purchases of $5.6 million during the same period in 2000. These investment purchases were mainly due to an increase in sales of the Companies fixed account options, primarily from the introduction of the Guarantee product in the fourth quarter of 2000.

Net cash provided by financing activities was $309.4 million during the first six months of 2001 compared to net cash used in financing activities of $25.7 million during the same period in 2000. In the first six months of 2001, net cash provided by financing activities was positively impacted by net fixed account deposits of $663.5 million compared to $267.8 million in the same period of 2000 primarily due to the introduction of the Guarantee product in the fourth quarter of 2000. In addition, there was a decrease of $49.6 million in net reallocations to Separate Accounts. In the first six months of 2001, net cash provided by financing activities was negatively impacted by a decrease in capital contributions from the Parent as well as a decrease in the amount of proceeds received from reciprocal loan agreement borrowings. The Companies received $7.0 million and $80.0 million of capital contributions from the Parent in the first six months of 2001 and 2000, respectively. During the first six months of 2000, the Companies received a net amount of $40.0 million from reciprocal loan agreement borrowings.

The Companies' liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. Golden American maintains a $65.0 million reciprocal loan agreement with ING AIH and the Companies have established an $85.0 million revolving note facility with SunTrust Bank. This revolving note payable was amended and restated in April 2001 with an expiration date of May 31, 2002. Management believes that these sources of liquidity are adequate to meet the Companies' short-term cash obligations.

Based on current trends, the Companies expect to continue to use net cash in operating activities before reinsurance. It is anticipated that a continuation of capital contributions from the Parent, the issuance of additional surplus notes, and/or the use of modified coinsurance agreements will cover these net cash outflows. ING AIH is committed to the sustained growth of Golden American. During 2001, ING AIH will maintain Golden American's statutory capital and surplus at the end of each quarter at a level such that: 1) the ratio of Total Adjusted Capital divided by Company Action Level Risk Based Capital exceeds 300%; and 2) the ratio of Total Adjusted Capital (excluding surplus notes) divided by Company Action Level Risk Based Capital exceeds 200%; and 3) Golden American's statutory capital and surplus exceeds the "Amounts Accrued for Expense Allowances Recognized in Reserves" as disclosed on page 3, Line 13A of Golden American's Statutory Statement.

During the first quarter of 1999, Golden American's operations were moved to a new site in West Chester, Pennsylvania. Currently, Golden American occupies 125,000 square feet of leased space. Golden American's New York subsidiary is housed in leased space in New York, New York.

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

REINSURANCE: At June 30, 2001, Golden American had reinsurance treaties with five unaffiliated reinsurers and three affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued after January 1, 2000, excluding those with an interest rate guarantee.

On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued after January 1, 2000. An irrevocable letter of credit was obtained through Bank of New York in the amount of $25 million related to this agreement.

On December 29, 2000, First Golden entered into a reinsurance treaty with London Life Reinsurance Company of Pennsylvania, an unaffiliated reinsurer, covering the minimum guaranteed death benefits of First Golden's variable annuities issued after January 1, 2000.

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

On the basis of these analyses, management believes there is no material solvency risk to the Companies. With respect to a 10% drop in equity values from June 30, 2001 levels, variable separate account funds, which represent 88% of the in force, pass the risk in underlying fund performance to the contractholder (except for certain minimum guarantees). With respect to interest rate movements up or down 100 basis points from June 30, 2001 levels, the remaining 12% of the in force are fixed account funds and almost all of these have market value adjustments which provide significant protection against changes in interest rates.

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

Variable and fixed insurance products currently offered by the Companies include seven variable annuity products and two fixed annuity products. During the year 2001, First Golden began selling two fixed insurance products, FGA New York Flex and FGA New York MYGA. On May 1, 2001, Golden American began selling a new variable insurance product called Landmark.


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



DATE:   August 10, 2001                   GOLDEN AMERICAN LIFE INSURANCE COMPANY





                       By/s/  Wayne R. Huneke
                           -----------------------------------------------------
                                 Wayne R. Huneke
                                 Chief Financial Officer and Director
                                 (Principal Financial Officer)


                       By/s/  Cheryl Price
                           -----------------------------------------------------
                                 Cheryl Price
                                 Chief Accounting Officer
                                 (Principal Accounting Officer)



                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six months ended June 30, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------
2        PLAN OF ACQUISITION
           (a)     Stock Purchase Agreement dated as of May 3, 1996, between Equitable of Iowa Companies
                   ("Equitable") and Whitewood Properties Corp. (incorporated by reference from Exhibit 2 in
                   Equitable's Form 8-K filed August 28, 1996)..........................................................     __

           (b)     Agreement and Plan of Merger dated as of July 7, 1997, among ING Groep N.V., PFHI Holdings, Inc., and Equitable (incorporated by reference from Exhibit 2 in Equitable's Form 8-K filed
                   July 11, 1997).......................................................................................     __

3        ARTICLES OF INCORPORATION AND BY-LAWS
           (a)     Articles of Incorporation of Golden American Life Insurance Company ("Registrant" or
                   "Golden American") (incorporated by reference from Exhibit 3(a) to Registrant's Registration
                   Statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC") on
                   June 30, 2000 (File No. 333-40596))..................................................................     __


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

4         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
           (a)     Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 5 of Registrant's Registration Statement on Form S-1 filed
                   with the SEC on or about April 23, 1999 (File No. 333-51353))........................................     __

           (b)     Discretionary Group Deferred Combination Variable Annuity Contract (incorporated by reference from
                   Exhibit 4(b) to Amendment No. 5 of Registrant's Registration Statement on Form S-1 filed with the
                   SEC on or about April 23, 1999 (File No. 333-51353)).................................................     __


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six months ended June 30, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (i)      Minimum Guaranteed Accumulation Benefit Rider (REV) (incorporated by reference from
                   Exhibit 4(k) to Amendment No. 3 to a Registration Statement on Form S-1 filed with the
                   SEC on April 23, 2001 (File No. 333-35592))..........................................................     __

          (j)      Minimum Guaranteed Income Benefit Rider (REV) (incorporated by reference from Exhibit
                   4(l) to Amendment No. 3 to a Registration Statement on Form S-1 filed with the SEC on
                   April 23, 2001 (File No. 333-35592)).................................................................     __

          (k)      Minimum Guaranteed Withdrawal Benefit Rider (REV) (incorporated by reference from
                   Exhibit 4(m) to Amendment No. 3 to a Registration Statement on Form S-1 filed with the
                   SEC on April 23, 2001 (File No. 333-35592))..........................................................     __

          (l)      Living Benefit Rider Endorsement (incorporated by reference from Exhibit 4(n) to
                   Amendment No. 3 to a Registration Statement on Form S-1 filed with the SEC on
                   April 23, 2001 (File No. 333-35592)).................................................................     __


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six months ended June 30, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (o)      Death Benefit Endorsement Number 3 describing the Standard Death Benefit (REV) (incorporated by reference from Exhibit 4(q) to Amendment No. 3 to a Registration Statement on Form S-1 filed
                   with the SEC on April 23, 2001 (File No. 333-35592)).................................................     __

          (p)      Death Benefit Endorsement Number 4 describing the Max 7 Enhanced Death Benefit (REV)
                   (incorporated by reference from Exhibit 4(r) to Amendment No. 3 to a Registration Statement
                   on Form S-1 filed with the SEC on April 23, 2001 (File No. 333-35592))...............................     __

          (q)      Death Benefit Endorsement Number 5 (Base Death Benefit) (incorporated by reference from Exhibit 4(s)
                   to Amendment No. 3 to a Registration Statement on Form S-1 filed with the SEC on April 23, 2001
                   (File No. 333-35592)) ...............................................................................     __

          (r)      Death Benefit Endorsement Number 6 (Inforce Contracts) (incorporated by reference from Exhibit 4(t)
                   to Amendment No. 3 to a Registration Statement on Form S-1 filed with the SEC on April 23, 2001
                   (File No. 333-35592)) ...............................................................................     __

          (s)      Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a)
                   to Amendment No. 6 to Registrant's Registration Statement filed with the SEC on or about
                   December 3, 1999 (File No. 333-28765))...............................................................     __

          (t)      Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed Annuity
                   Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 6 to Registrant's
                   Registration Statement filed with the SEC on or about December 3, 1999 (File No. 333-28765)).........     __

          (u)      Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to
                   Amendment No. 6 to Registrant's Registration Statement filed with the SEC on or about
                   December 3, 1999 (File No. 333-28765))...............................................................     __

          (v)      Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from
                   Exhibit 4(a) to a Registration Statement for Golden American filed with the SEC on or about
                   April 23, 1999 (File No. 333-76941)).................................................................     __

          (w)      Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed Annuity
                   Contract (incorporated by reference from Exhibit 4(b) to a Registration Statement for Golden
                   American filed with the SEC on or about April 23, 1999 (File No. 333-76941)).........................     __


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six months ended June 30, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (af)     Single Premium Deferred Modified Guaranteed Annuity Contract (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to a Registration Statement on Form S-1 filed with the
                   SEC on September 13, 2000 (File No. 333-40596))......................................................     __

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six months ended June 30, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (al)     Deferred Combination Variable and Fixed Annuity Group Master Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement on Form S-1 filed by Registrant with
                   the SEC on or about April 24, 2001 (File No. 333-59408)).............................................     __

          (am)     Flexible Premium Individual Deferred Combination Variable and Fixed Annuity Contract
                   (incorporated by reference from Exhibit 4(b) to a Registration Statement on Form S-1 filed
                   by Registrant with the SEC on or about April 24, 2001 (File No. 333-59408))..........................     __

          (an)     Flexible Premium Individual Deferred Combination Variable and Fixed Annuity Certificate
                   (incorporated by reference from Exhibit 4(c) to a Registration Statement on Form S-1 filed
                   by Registrant with the SEC on or about April 24, 2001 (File No. 333-59408))..........................     __

          (ao)     Flexible Premium Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(d) to a Registration Statement on Form S-1 filed by Registrant
                   with the SEC on or about April 24, 2001 (File No. 333-59408))........................................     __

          (ap)     Individual Deferred Combination Variable and Fixed Annuity Application (incorporated by reference from Exhibit 4(e) to a Registration Statement on Form S-1 filed by Registrant
                   with the SEC on or about April 24, 2001 (File No. 333-59408))........................................     __

          (aq)     Group Deferred Combination Variable and Fixed Annuity Enrollment Form (incorporated by reference from Exhibit 4(f) to a Registration Statement on Form S-1 filed by Registrant
                   with the SEC on or about April 24, 2001 (File No. 333-59408))........................................     __

          (ar)     Individual Deferred Variable Annuity Application (incorporated by reference from
                   Exhibit 4(g) to a Registration Statement on Form S-1 filed by Registrant with the SEC
                   on or about April 24, 2001 (File No. 333-59408)).....................................................     __


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six months ended June 30, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

          (as)     Form of Variable Annuity Group Master Contract (incorporated by reference from
                   Exhibit 4(a) to Amendment No. 1 to a Registration Statement on Form S-2 filed by
                   Registrant with the SEC on or about June 29, 2001 (File No. 333-57212))..............................     __

          (at)     Form of Variable Annuity Contract (incorporated by reference from Exhibit 4(b) to
                   Amendment No. 1 to a Registration Statement on Form S-2 filed by Registrant with the
                   SEC on or about June 29, 2001 (File No. 333-57212))..................................................     __

          (au)     Form of Variable Annuity Certificate (incorporated by reference from Exhibit 4(a) to
                   Amendment No. 1 to a Registration Statement on Form S-2 filed by Registrant with the
                   SEC on or about June 29, 2001 (File No. 333-57212))..................................................     __

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

          (f)      Participation Agreement between Golden American and The Galaxy VIP Fund (incorporated by reference from Exhibit 10(i) to a Registration Statement for Golden American on
                   Form S-1 filed with the SEC on or about September 24, 1999 (File No. 333-76945))......................... __


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six months ended June 30, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (h)      Reciprocal Loan Agreement, dated January 1, 1998, as amended March 20, 1998, between Golden American and ING America Insurance Holdings, Inc. (incorporated by reference from Exhibit 10(g) to Golden American's Form 10-Q filed with the SEC on
                   August 14, 1998 (File No. 33-87272))..................................................................... __

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

          (m)      Surplus Note, dated December 30, 1998, between Golden American and Equitable
                   Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(m) to
                   Golden American's Form 10-K filed with the SEC on March 29, 2000 (File No. 33-87272))................     __

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

          (p)      Surplus Note, dated December 30, 1999, between Golden American and Equitable
                   Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(h) to
                   Amendment No. 7 to a Registration Statement for Golden American on Form S-1 filed
                   with the SEC on or about January 27, 2000 (File No. 333-28765))......................................     __


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six months ended June 30, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

          (q)      Reinsurance Agreement, effective January 1, 2000, between Golden American Life Insurance
                   Company and Security Life of Denver International Limited (incorporated by reference from
                   Exhibit 10(q) to Golden American's Form 10-K filed with the SEC on March 29, 2001
                   (Filed No. 33-87272))................................................................................     __

          (r)      Participation Agreement between Golden American and Prudential Series Fund, Inc.
                   (incorporated by reference from Exhibit 10(l) to Registration Statement for Golden
                   American on Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-35592)) ............     __

          (s)      Participation Agreement between Golden American and ING Variable Insurance Trust
                   (incorporated by reference from Exhibit 10(m) to Registration Statement for Golden American
                   on Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-35592)) .....................     __

          (t)      Reinsurance Agreement, dated June 30, 2000, between Golden American Life Insurance Company and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(s) to
                   Golden American's Form 10-Q filed with the SEC on August 11, 2000 (File No. 33-87272)) ..............     __

          (u)      Renewal of Revolving Note Payable, dated July 31, 2000, between Golden American and SunTrust
                   Bank, Atlanta (incorporated by reference from Exhibit 10(t) to Golden American's Form 10-Q
                   filed with the SEC on August 11, 2000 (File No. 33-87272)) ..........................................     __

          (v)      Amendment to the Participation Agreement between Golden American and Prudential Series Fund,
                   Inc. (incorporated by reference to Exhibit 10(m) to Amendment No. 10 to a Registration
                   Statement on Form S-1 filed with the SEC on December 15, 2000 (File No. 333-28765)) .................     __

          (w)      Letter of Credit between Security Life of Denver International Limited and The Bank of
                   New York for the benefit of Golden American (incorporated by reference to Exhibit 10(r) to
                   Amendment No. 3 to a Registration Statement on Form S-1 filed with the SEC on April 23, 2001
                   (File No. 333-35592)) ...............................................................................     __

          (x)      Form of Participation Agreement between Golden American and Pilgrim Variable Products Trust
                   (incorporated by reference to Exhibit 10(s) to Amendment No. 3 to a Registration Statement on
                   Form S-1 filed with the SEC on April 23, 2001 (File No. 333-35592)) .................................     __

          (y)      Form of Participation Agreement between Golden American and ProFunds (incorporated by reference to Exhibit 10(s) to Amendment No. 3 to a Registration Statement on Form S-1 filed
                   with the SEC on April 23, 2001 (File No. 333-35592)) ................................................     __

          (z)      Renewal of Revolving Note Payable, dated April 30, 2001, between Golden American and
                   SunTrust Bank, Atlanta ..............................................................................     31


                                                                   Exhibit 10(z)
                    AMENDED AND RESTATED SINGLE PAYMENT NOTE

$75,000,000.00                                     Original Date:  July 31, 2000
Atlanta, Georgia                      Amended and Restated Date:  April 30, 2001

     For value received, the Obligor promises to pay to the order of SunTrust Bank (the "Bank"), on the Termination Date, the principal sum of

                  SEVENTY FIVE MILLION DOLLARS ($75,000,000.00)

or such lesser amount of loans as may from time to time, at the Bank's sole discretion and subject to the terms and conditions hereof, be advanced or, upon repayment, readvanced by the Bank hereunder, together with interest from the date hereof on the unpaid principal balance at such annual rate or rates of interest as shall be computed and paid in accordance with the terms and conditions hereinafter set forth. "Termination Date" shall mean the earlier of:
(a) May 31, 2002 or such later date as the then existing Termination Date may be extended by the Bank in its sole discretion by notice to the Obligor, provided that the failure of the Bank to give such notice shall be deemed to mean that the then existing Termination Date has not been so extended.
     This note evidences the obligation of the Obligor to repay, with interest, any and all present and future indebtedness of the Obligor for loans at any time hereafter made or extended by the Bank hereunder. Outstanding loans hereunder shall not exceed the lesser of (i) the principal amount of $75,000,000 and (ii) the unused Aggregate Amount (as hereinafter defined). The payment of any indebtedness evidenced by this note shall not affect the enforceability of this note as to any future, different or other indebtedness evidenced hereby.
     The Obligor acknowledges and agrees that the Bank has established uncommitted lines of credit in varying amounts pursuant to similar and separate notes to the other Affiliated Companies (the "AFFILIATE NOTES"). Obligor agrees that the aggregate unpaid principal balance from time to time outstanding under this note plus the aggregate unpaid principal balance from time to time outstanding on the Affiliate Notes will at no time exceed $150,000,000 (the "AGGREGATE AMOUNT"). "AFFILIATED COMPANIES" shall mean ING America Insurance Holdings, Inc., USG Annuity and Life Insurance Company, Southland Life Insurance Company, Life Insurance Company of Georgia, ING America Life Corporation, Security Life of Denver Insurance Company, First Columbine Life Insurance Company, Midwestern United Life Insurance Company, First ING Life Insurance
Company of New York, United Life & Annuity Insurance Company, Ameribest Life Insurance Company, Equitable Life Insurance Company of Iowa, Golden American Life Insurance Company, Locust Street Securities, Inc., First Golden American Life Insurance Company of New York, Equitable of Iowa Companies, Inc., Reliastar Life Insurance Company, Reliastar Life Insurance Company of New York, Northern Life Insurance Company, Security-Connecticut Life Insurance Company, Aetna Life Insurance Company of America, Aetna Insurance Company of America and Aetna Life Insurance and Annuity Company. ING America Insurance Holdings, Inc. ("AMERICA HOLDINGS") is a wholly-owned subsidiary of ING Insurance International B.V. ("ING INTERNATIONAL"), and the other Affiliated Companies are direct or indirect subsidiaries of America Holdings.
     This note merely amend and restates the indebtedness and liabilities of the Obligor under the Single Payment Note dated July 31, 2000 (the "ORIGINAL NOTE") and does not constitute a novation of the existing indebtedness and liabilities of the Obligor under the Original Note. Such indebtedness and liabilities continue to remain outstanding and shall constitute indebtedness and liabilities under this note.
     If the Obligor desires a disbursement of principal hereunder (an "ADVANCE") the Obligor shall give the Bank written or telephonic notice of the amount of such Advance and the period of time from one (1) day to thirty (30) days that such Advance shall be outstanding (the "INTEREST PERIOD"), provided, however,
(a) if any Interest Period would otherwise end on a day which is not a day on which the Bank and commercial banks in New York, New York, are open for business (a "BUSINESS DAY"), that Interest Period shall be extended through the next succeeding day which is a Business Day, and (b) no Interest Period shall extend beyond the Termination Date. Such written or telephonic notice with respect to the amount of an Advance and the Interest Period to be applicable thereto shall be given to the Bank by the Obligor before one o'clock p.m. Atlanta time, on the first Business Day of the applicable Interest Period. All telephonic notices shall be promptly confirmed in writing.

     The Obligor shall pay interest upon each Advance from the date of disbursement through the last day of the applicable Interest Period (including the date of disbursement but excluding the date of repayment) at a rate per annum, calculated on the basis of a 360-day year and upon the actual number of days elapsed, equal to either of the following rates of interest as selected by the Obligor: (1) the per annum rate of interest equal to the cost of funds of Bank for the Interest Period applicable to such Advance for amounts substantially similar to the amount of such Advance plus 0.225% all as determined by Bank in accordance with its usual practices in determining its cost of funds (the "COST OF FUNDS RATE") or (2) a per annum rate of interest that would be applicable to the requested Advance as quoted by the Bank to the Obligor (the "QUOTED RATE"). Unpaid interest accruing at either of such rates will be due and payable on the last Business Day of the applicable Interest Period. The Bank will advise the Obligor of the Cost of Funds Rate and the Quoted Rate that will be applicable to a requested Advance before 1:30 p.m. Atlanta time on the Business Day that the Bank receives a request for an Advance from the Obligor. The Obligor will advise the Bank as to whether the Obligor has selected the Cost of Funds Rate or the Quoted Rate before 2:00 p.m. Atlanta time on the Business Day that the Bank receives a request for an Advance from the Obligor. Any telephonic selection of interest rates by the Obligor will promptly be confirmed in writing. The Bank will promptly disburse the amount of an Advance to the Obligor upon receiving notice of the Obligor's interest rate selection. Unpaid interest accruing at such interest rate will be due and payable on the last Business Day of the applicable Interest Period.
     The Obligor shall repay the entire outstanding principal balance of each Advance on the last Business Day of the Interest Period applicable thereto.
     The Obligor may on any Business Day renew an outstanding Advance into an Advance with the same or different Interest Period, provided that the Bank must be advised of the Obligor's election to renew the Advance and the Interest Period applicable to such renewal before one o'clock p.m. on the last Business Day of the then current Interest Period. The interest rate to be applicable to the renewal of any Advance shall be selected in the same manner that the interest rate is selected at the time an Advance is made. If no Interest Period has been elected for any Advance or for any principal balance outstanding hereunder, or if such election shall not be timely, then the Interest Period with respect thereto shall be deemed to be one day and the applicable interest rate shall be the Cost of Funds Rate. NOTWITHSTANDING THE FOREGOING, ANY SUCH RENEWAL SHALL BE AT THE BANK'S SOLE DISCRETION.
     No prepayment of any Advance shall be permissible during the Interest Period applicable thereto.
     Should the Obligor fail for any reason to pay this note in full on the Termination Date or on the date of acceleration of payment, the Obligor further promises to pay interest on the unpaid amount from such date until the date of final payment at a Default Rate equal to the Prime Rate plus 4%. Should legal action or an attorney at law be utilized to collect any amount due hereunder, the Obligor further promises to pay all costs of collection, plus reasonable attorney's fees. All amounts due hereunder may be paid at any office of Bank. The principal balance of this note shall conclusively be deemed to be the unpaid principal balance appearing on the Bank's records unless such records are manifestly in error.
     As security for the payment of this and any other liability of the Obligor to the holder, direct or contingent, irrespective of the nature of such liability or the time it arises, the Obligor hereby grants a security interest to the holder in all property of the Obligor in or coming into the possession, control or custody of the holder, or in which the holder has or hereafter acquires a lien, security interest, or other right. Upon default, holder may, without notice, immediately take possession of and then sell or otherwise dispose of the collateral, signing any necessary documents as Obligor's attorney in fact, and apply the proceeds against any liability of Obligor to holder. Upon demand, the Obligor will furnish such additional collateral, and execute any appropriate documents related thereto, deemed necessary by the holder for its security. The Obligor further authorizes the holder, without notice, to set-off any deposit or account and apply any indebtedness due or to become due from the holder to the Obligor in satisfaction of any liability described in this paragraph, whether or not matured. The holder may, without notice, transfer or register any property constituting security for this note into its or its nominee name with or without any indication of its security interest therein.

     This note shall immediately mature and become due and payable, without notice or demand, upon the appointment of a receiver for the Obligor or upon the filing of any petition or the commencement of any proceeding by the Obligor for relief under any bankruptcy or insolvency laws, or any law relating to the relief of debtors, readjustment of indebtedness, debtor reorganization, or composition or extension of debt. Furthermore, this note shall, at the option of the holder, immediately mature and become due and payable, without notice or demand, upon the happening of any one or more of the following events; (1) nonpayment on the due date of any amount due hereunder; (2) failure of the Obligor to perform any other material obligation to the holder; (3) if the Obligor shall fail to make any payment as and when such payment is due upon any obligation for borrowed money other than the obligation owing pursuant to this Note, and by reason thereof such obligation becomes due prior to its stated maturity or prior to its regularly scheduled dates of payment; (4) a reasonable belief on the part of the holder that the Obligor is unable to pay its obligations when due or is otherwise insolvent; (5) the filing of any petition or the commencement of any proceeding against the Obligor for relief under bankruptcy or insolvency laws, or any law relating to the relief of debtors, readjustment of indebtedness, debtor reorganization, or composition or extension of debt, which petition or proceeding is not dismissed within 60 days of the date of filing thereof; (6) the suspension of the transaction of the usual business of the Obligor, or the dissolution, liquidation or transfer to another party of a significant portion of the assets of the Obligor and any such action shall have a material adverse effect on the ability of the Obligor to repay the unpaid principal balance hereof; (7) a reasonable belief on the part of the holder that the Obligor has made a representation or warranty in connection with any loan by or other transaction with the holder and such representation or warranty was false in any material respect; (8) the issuance or filing of any levy, attachment, garnishment, or lien against the property of the Obligor which shall remain unpaid or undischarged for a period of thirty (30) days and such failure to pay shall have a material adverse effect on the ability of the Obligor to repay the unpaid principal balance hereof; (9) the failure of the Obligor to satisfy any judgment, penalty or fine imposed by a court or administrative agency of any government and such judgment, penalty, or fine shall remain unpaid, unstayed on appeal, undischarged or undismissed for a period of thirty (30) days; (10) failure of the Obligor, after demand, to furnish financial information or to permit inspection of any books or records during Obligor's normal business hours; (11) America Holdings shall no longer own, direct or indirect, 100% of the outstanding voting stock of the Obligor, or
(12) the Obligor shall fail to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation.
     The failure or forbearance of the holder to exercise any right hereunder, or otherwise granted by law or another agreement, shall not affect or release the liability of the Obligor, and shall not constitute a waiver of such right unless so stated by the holder in writing. The Obligor agrees that the holder shall have no responsibility for the collection or protection of any property securing this note, and expressly consents that the holder may from time to time, without notice, extend the time for payment of this note, or any part thereof, waive its rights with respect to any property or indebtedness without releasing the Obligor from any liability to the holder. This note is governed by Georgia law.
     The term "OBLIGOR" means GOLDEN AMERICAN LIFE INSURANCE COMPANY. The term "PRIME RATE", if used herein, shall mean that rate of interest designated by Bank from time to time as its "Prime Rate" which rate is not necessarily the Bank's best rate. The term "HOLDER" means Bank and any subsequent transferee or endorsee hereof.

             PRESENTMENT AND NOTICE OF DISHONOR ARE HEREBY WAIVED BY THE OBLIGOR

                                          GOLDEN AMERICAN LIFE INSURANCE COMPANY


                                By:/s/ David S. Pendergrass
                                   ----------------------------------------
                                     Name: David S. Pendergrass
                                     Title: Vice President and Treasurer