Form 10-Q
period 2001-09-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2001-11-13
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             September 30, 2001
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       ------------------     ------------------

Commission file number    33-87272,  333-51353, 333-28765, 333-28681, 333-28743,
                          ------------------------------------------------------
                          333-51949, 333-65009, 333-66745, 333-76941, 333-76945,
                          ------------------------------------------------------
                          333-35592, 333-95511, 333-30186, 333-40596, 333-33924,
                          ------------------------------------------------------
                          333-95457, 333-59386, 333-59398, 333-59408, 333-52320
                          ------------------------------------------------------
                          333-57212, 333-63694, 333-67660, 333-68138, 333-70602
                          ------------------------------------------------------
                          333-63694, 333-57212
                          --------------------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of November 12, 2001.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Exhibit index - Page 25                                             Page 1 of 83


                                                   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:                    Golden American Life Insurance Company

Condensed Consolidated Statements of Operations (Unaudited):

                                                                     For the Three                For the Three
                                                                      Months Ended                 Months Ended
                                                                September 30, 2001           September 30, 2000
                                                               -------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
   Revenues:
      Annuity and interest sensitive life product charges                   $39,232                    $36,011
      Management fee revenue                                                  6,237                      6,971
      Net investment income                                                  24,249                     16,121
      Realized gains (losses) on investments                                    390                     (1,909)
                                                               -------------------------------------------------------
                                                                             70,108                     57,194

   Insurance  benefits  and  expenses:
      Annuity  and  interest  sensitive  life benefits:
        Interest credited to account balances                                30,772                     47,054
        Guaranteed benefits reserve change                                   23,400                         --
        Benefit claims incurred in excess of account balances                (2,849)                      (159)
      Underwriting, acquisition, and insurance expenses:
        Commissions                                                          52,152                     47,947
        General expenses                                                     27,562                     21,015
        Insurance taxes, state licenses, and fees                             1,502                      1,137
        Policy acquisition costs deferred                                   (35,106)                     9,971
        Amortization:
          Deferred policy acquisition costs                                  10,582                     13,770
          Value of purchased insurance in force                               1,922                        903
          Goodwill                                                              945                        945
        Expense and charges reimbursed under modified
          coinsurance agreements                                            (31,375)                  (104,457)
                                                               -------------------------------------------------------
                                                                             79,507                     38,126
   Interest expense                                                           4,930                      4,861
                                                                -------------------------------------------------------
                                                                             84,437                     42,987
                                                               -------------------------------------------------------
   Income (loss) before income taxes                                        (14,329)                    14,207

   Income taxes                                                              (5,638)                     4,200
                                                               -------------------------------------------------------

   Net income (loss)                                                        $(8,691)                   $10,007
                                                               =======================================================



SEE ACCOMPANYING NOTES

                                                            2



Condensed Consolidated Statements of Operations (Unaudited):

                                                                       For the Nine                For the Nine
                                                                       Months Ended                Months Ended
                                                                 September 30, 2001          September 30, 2000
                                                               -------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
   Revenues:
      Annuity and interest sensitive life product charges                  $117,308                   $103,923
      Management fee revenue                                                 18,675                     16,827
      Net investment income                                                  67,020                     47,896
      Realized losses on investments                                         (1,529)                    (4,546)
                                                               -------------------------------------------------------
                                                                            201,474                    164,100

   Insurance  benefits  and  expenses:
      Annuity and interest sensitive life benefits:
        Interest credited to account balances                               124,061                    146,672
        Guaranteed benefits reserve change                                   16,615                         --
        Benefit claims incurred in excess of account balances                (5,557)                     1,680
      Underwriting, acquisition, and insurance expenses:
        Commissions                                                         160,752                    160,105
        General expenses                                                     84,551                     61,194
        Insurance taxes, state licenses, and fees                             5,030                      4,047
        Policy acquisition costs deferred                                   (60,031)                   (87,753)
        Amortization:
          Deferred policy acquisition costs                                  40,214                     49,527
          Value of purchased insurance in force                               4,097                      3,181
          Goodwill                                                            2,834                      2,834
        Expense and charges reimbursed under modified
          coinsurance agreements                                           (194,043)                  (220,249)
                                                               -------------------------------------------------------
                                                                            181,523                    121,238
   Interest expense                                                          14,438                     14,976
                                                               -------------------------------------------------------
                                                                            195,961                    136,214
                                                               -------------------------------------------------------
   Income before income taxes                                                 5,513                     27,886

   Income taxes                                                               2,069                      9,802
                                                               -------------------------------------------------------

   Net income                                                                $3,444                    $18,084
                                                               =======================================================



SEE ACCOMPANYING NOTES

                                                            3


Condensed Consolidated Balance Sheets:

                                                                                September 30, 2001        December 31, 2000
                                                                              ------------------------------------------------
                                                                                   (UNAUDITED)
ASSETS                                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Investments:
  Fixed maturities, available for sale, at fair value
    (cost: 2001 - $1,301,768; 2000 - $798,751)                                        $1,329,414                $792,578
  Equity securities, at fair value (cost: 2001 - $66; 2000 - $8,611)                          52                   6,791
  Mortgage loans on real estate                                                          215,059                  99,916
  Policy loans                                                                            14,454                  13,323
  Short-term investments                                                                      --                  17,102
                                                                              ------------------------------------------------
Total investments                                                                      1,558,979                 929,710

Cash and cash equivalents                                                                272,826                 152,880
Reinsurance recoverable                                                                   21,891                  19,331
Reinsurance recoverable from affiliates                                                   60,500                  14,642
Due from affiliates                                                                           10                  38,786
Accrued investment income                                                                 18,326                   9,606
Deferred policy acquisition costs                                                        635,737                 635,147
Value of purchased insurance in force                                                     17,286                  25,942
Current income taxes recoverable                                                               3                     511
Deferred income tax asset                                                                  4,757                   9,047
Property and equipment, less allowances for depreciation of
  $9,337 in 2001 and $5,638 in 2000                                                       11,248                  14,404
Goodwill, less accumulated amortization of $14,798 in 2001
  and $11,964 in 2000                                                                    136,329                 139,163
Other assets                                                                              48,989                  32,019
Separate account assets                                                                9,244,329               9,831,489
                                                                              ------------------------------------------------
Total assets                                                                         $12,031,210             $11,852,677
                                                                              ================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
  Future policy benefits:
    Annuity and interest sensitive life products                                      $1,667,756              $1,062,891
    Unearned revenue reserve                                                               6,436                   6,817
    Other policy claims and benefits                                                         810                      82
                                                                              ------------------------------------------------
                                                                                       1,675,002               1,069,790

Surplus notes                                                                            245,000                 245,000
Revolving note payable                                                                     1,400                      --
Due to affiliates                                                                          9,429                  19,887
Other liabilities                                                                         95,356                  69,374
Separate account liabilities                                                           9,244,329               9,831,489
                                                                              ------------------------------------------------
                                                                                      11,270,516              11,235,540

Commitments and contingencies

Stockholder's equity:
  Common stock, par value $10 per share, authorized, issued,
    and outstanding  250,000 shares                                                        2,500                   2,500
  Additional paid-in capital                                                             714,640                 583,640
  Accumulated other comprehensive income (loss)                                            5,067                  (4,046)
  Retained earnings                                                                       38,487                  35,043
                                                                              ------------------------------------------------
Total stockholder's equity                                                               760,694                 617,137
                                                                              ------------------------------------------------
Total liabilities and stockholder's equity                                           $12,031,210             $11,852,677
                                                                              ================================================


SEE ACCOMPANYING NOTES

                                                            4


Condensed Consolidated Statements of Cash Flows (Unaudited):

                                                                                    For the Nine              For the Nine
                                                                                    Months Ended              Months Ended
                                                                              September 30, 2001        September 30, 2000
                                                                            ----------------------------------------------------
                                                                                            (DOLLARS IN THOUSANDS)

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $190,373                   $142,933

INVESTING ACTIVITIES
Sale, maturity, or repayment of investments:
   Fixed maturities - available for sale                                                406,428                    158,731
   Equity securities                                                                      6,956                      5,196
   Mortgage loans on real estate                                                        126,940                      5,118
   Policy loans - net                                                                        --                        837
   Short-term investments - net                                                          17,102                     17,880
                                                                            ----------------------------------------------------
                                                                                        557,426                    187,762

Acquisition of investments:
   Fixed maturities - available for sale                                               (910,534)                  (105,606)
   Mortgage loans on real estate                                                       (242,357)                    (9,786)
   Policy loans - net                                                                    (1,131)                        --
                                                                            ----------------------------------------------------
                                                                                     (1,154,022)                  (115,392)
Net purchases of property and equipment                                                    (745)                    (1,898)
Issuance of reciprocal loan agreement receivables                                            --                    (16,900)
Receipt of repayment of reciprocal loan agreement receivables                                --                     16,900
                                                                            ----------------------------------------------------
Net cash provided by (used in) investing activities                                    (597,341)                    70,472

FINANCING ACTIVITIES
Proceeds from reciprocal loan agreement borrowings                                       29,300                    177,900
Repayment of reciprocal loan agreement borrowings                                       (29,300)                  (177,900)
Proceeds from revolving note payable                                                      1,400                     66,100
Repayment of revolving note payable                                                          --                    (67,500)
Receipts from annuity and interest sensitive life
   policies credited to account balances                                              1,074,755                    506,412
Return of account balances on annuity
   and interest sensitive life policies                                                (109,462)                  (126,803)
Net reallocations to separate accounts                                                 (570,779)                  (620,568)
Contribution from parent                                                                131,000                     80,000
                                                                            ----------------------------------------------------
Net cash provided by (used in) financing activities                                     526,914                   (162,359)
                                                                            ----------------------------------------------------

Increase in cash and cash equivalents                                                   119,946                     51,046

Cash and cash equivalents at beginning of period                                        152,880                     76,690
                                                                            ----------------------------------------------------

Cash and cash equivalents at end of period                                             $272,826                   $127,736
                                                                            ====================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest                                                                           $14,949                    $18,068
     Taxes                                                                                   $1                        $28


SEE ACCOMPANYING NOTES

                                                            5

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Golden American Life Insurance Company's annual report on Form 10-K for the year ended December 31, 2000.

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

STATUTORY
Net loss for Golden American as determined in accordance with statutory accounting practices was $206,801,000 and $6,017,000 for the nine months ended September 30, 2001 and 2000, respectively. Total statutory capital and surplus was $323,288,000 at September 30, 2001 and $406,923,000 at December 31, 2000

The National Association of Insurance Commissioners has revised the Accounting Practices and Procedures Manual, the guidance that defines statutory accounting principles. The revised manual was effective January 1, 2001, and has been adopted, at least in part, by the States of Delaware and New York, which are the states of domicile for Golden American and First Golden, respectively. The revised manual has resulted in changes to the accounting practices that the Companies use to prepare their statutory-basis financial statements. The impact of these changes to the Companies' statutory-basis capital and surplus as of January 1, 2001 was not significant.

RECLASSIFICATIONS
Certain amounts in the prior period financial statements have been reclassified to conform to the September 30, 2001 financial statement presentation.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. During the third quarters of 2001 and 2000, total comprehensive income (loss) for the Companies amounted to $(4.8) million and $14.8 million, respectively, and $12.6 million and $21.8 million for the nine months ended September 30, 2001 and 2000, respectively. Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $231,000 and $(834,000) during the third quarters of 2001 and 2000, respectively, and $45,000 and $(1.4) million for the nine months ended September 30, 2001 and 2000, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for the value of purchased insurance in force and deferred policy acquisition costs totaling $160,000 and $(1,080,000) for the third quarters of 2001 and 2000, respectively, and $56,000 and $(3,121,000) for the nine months ended September 30, 2001 and 2000, respectively.

NOTE 3 -- INVESTMENTS

INVESTMENT DIVERSIFICATIONS: The Companies' investment policies related to the investment portfolio require diversification by asset type, company, and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at September 30, 2001 and December 31, 2000. Fixed maturities included investments in basic industrials (63% in 2001, 29% in 2000), conventional mortgage-backed securities (10% in 2001, 20% in 2000), financial companies (8% in 2001, 14% in
2000), and other asset-backed securities (1% in 2001, 20% in 2000). Mortgage loans on real estate have been analyzed by geographical location with concentrations by state identified as Ohio (20% in 2001 and 4% in 2000) and California (15% in 2001 and 15% in 2000). There are no other concentrations of mortgage loans on real estate in any state exceeding ten percent at September 30, 2001. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in office buildings (22% in 2001 and 29% in 2000), industrial buildings (18% in 2001 and 11% in 2000), retail facilities (20% in 2001 and 18% in 2000), and multi-family apartments (36% in 2001 and 10% in 2000).

INVESTMENT VALUATION ANALYSIS: The Companies analyze the investment portfolio at least quarterly in order to determine if the carrying value of any investment has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when impairment in value appears to be other than temporary. During the first nine months of 2001, Golden American determined that the carrying value of four bonds exceeded their estimated net realizable value. As a result, during the nine months ended
September 30, 2001, Golden American recognized a total pre-tax loss of $1,279,000 to reduce the carrying value of the bonds to their combined net realizable value of $565,000.

NOTE 4 -- DERIVATIVE INSTRUMENTS

The Companies may from time to time utilize various derivative instruments to manage interest rate and price risk (collectively, market risk). The Companies have appropriate controls in place, and financial exposures are monitored and managed by the Companies as an integral part of their overall risk management program. Derivatives are recognized on the balance sheet at their fair value. At September 30, 2001, the Companies did not utilize any such derivatives.

The estimated fair values and carrying amounts of the Companies' embedded derivatives at September 30, 2001 were $0, net of reinsurance. The estimated fair values and carrying amounts of the embedded derivatives on a direct basis, before reinsurance, were $4.9 million.

The fair value of these instruments was estimated based on quoted market prices, dealer quotations or internal estimates.

NOTE 5 -- RELATED PARTY TRANSACTIONS

OPERATING AGREEMENTS: Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Companies. DSI is authorized to enter into agreements with broker/dealers to distribute the Companies' variable insurance products and appoint representatives of the broker/dealers as agents. The Companies paid commissions to DSI totaling $51,551,000 and $159,949,000 in the third quarter and the first nine months of 2001, respectively ($47,073,000 and $156,325,000, respectively, for the same periods of 2000).

Golden American provides certain managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the third quarter and nine months ended September 30, 2001, the fee was $5,749,000 and $17,282,000, respectively ($6,521,000 and $15,579,000, respectively, for the same periods of 2000).

The Companies have an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Companies record a fee based on the value of the assets managed by ING IM. The fee is payable quarterly. For the third quarter and the first nine months of 2001, the Companies incurred fees of $1,204,000 and $2,905,000, respectively, under this agreement ($596,000 and $1,870,000, respectively, for the same periods of 2000).

Golden American has a guaranty agreement with Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate. In consideration of an annual fee, payable June 30, Equitable Life guarantees to Golden American that it will make funds available, if needed, to Golden American to pay the contractual claims made under the provisions of Golden American's life insurance and annuity contracts. The agreement is not, and nothing contained therein or done pursuant thereto by Equitable Life shall be deemed to constitute, a direct or indirect guaranty by Equitable Life of the payment of any debt or other obligation, indebtedness, or liability, of any kind or character whatsoever, of Golden American. The agreement does not guarantee the value of the underlying assets held in separate accounts in which funds of variable life insurance and variable annuity policies have been invested. The calculation of the annual fee is based on risk based capital. For the nine months ended September 30, 2001 and 2000, Golden American incurred a fee of $12,000 and $7,000, respectively, under this agreement.

Golden American provides certain advisory, computer, and other resources and services to Equitable Life. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $1,360,000 and $4,079,000 for the third quarter and nine months ended September 30, 2001, respectively ($1,534,000 and $4,810,000, respectively, for the same periods of 2000).

The Companies have a service agreement with Equitable Life in which Equitable Life provides administrative and financial related services. Under this agreement with Equitable Life, the Companies incurred expenses of $80,000 and $232,000 for the third quarter and nine months ended September 30, 2001, respectively ($339,000 and $1,006,000, respectively, for the same periods in 2000).

During 2001, the State of Delaware Insurance Department approved expense sharing agreements with ING America Insurance Holdings for administrative, management, financial, and information technology services. Under these agreements with ING America Insurance Holdings, Golden American incurred expenses of $20.7 million for the nine months ended September 30, 2001.

First Golden provides resources and services to DSI. Revenues for these services, which reduced general expenses incurred by First Golden, totaled $5,000 and $139,000 for the third quarter and nine months ended September 30, 2001, respectively ($54,000 and $162,000, respectively, for the same periods in 2000).

Golden American provides resources and services to ING Mutual Funds Management Co., LLC, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $0 and $478,000 for the third quarter and nine months ended September 30, 2001, respectively ($117,000 and $387,000, respectively, for the same periods in 2000).

Golden American provides resources and services to United Life & Annuity Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $93,000 and $292,000 for the third quarter and nine months ended September 30, 2001, respectively ($145,000 and $463,000, respectively, for the same periods in 2000).

Golden American provides resources and services to Security Life of Denver Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $112,000 and $245,000 for the third quarter and nine months ended September 30, 2001, respectively ($65,000 and $173,000, respectively, for the same periods in 2000).

The Companies provide resources and services to Southland Life Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $34,000 and $97,000 for the third quarter and nine months ended September 30, 2001, respectively ($26,000 and $78,000, respectively, for the same periods in 2000).

For the third quarter of 2001, the Companies received premiums, net of reinsurance, for variable products sold through eight affiliates, Locust Street Securities, Inc. ("LSSI"), Vestax Securities Corporation ("Vestax"), DSI, Multi-Financial Securities Corporation ("Multi-Financial"), IFG Network Securities, Inc. ("IFG"), Washington Square Securities, Inc. ("Washington Square"), PrimeVest Financial ("PrimeVest"), and Compulife Investor Services, Inc. ("Compulife") of $28.8 million, $8.7 million, $0.2 million, $6.6 million, $3.1 million, $25.0 million, $9.8 million and $1.5 million, respectively ($6.0 million, $0.7 million, $0, $2.1 million, $2.7 million, $0, $0, and $0, respectively, for the same period of 2000). For the first nine months of 2001, the Companies received premiums, net of reinsurance for variable products sold through eight affiliates, LSSI, Vestax, DSI, Multi-Financial, IFG, Washington Square, PrimeVest, and Compulife of $66.7 million, $21.6 million, $0.6 million, $15.6 million, $8.6 million, $53.9 million, $20.7 million, and $5.3 million, respectively ($73.0 million, $29.0 million, $0.8 million, $23.2 million, $11.0 million, $0, $0, and $0, respectively, for the same period of 2000).

For the third quarter and nine months ended September 30, 2001, First Golden received premiums for fixed annuities products sold through Washington Square of approximately $0.3 million and $0.8 million, respectively.

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

Under this agreement, Golden American received a net reimbursement of expenses and charges of $31.6 million and $192.5 million for the third quarter and the nine months ended September 30, 2001, respectively ($102.9 million and $214.7 million for the same periods in 2000). This was offset by a decrease in deferred acquisition costs of $50.1 million and $210.9 million, respectively, for the third quarter and the nine months ended September 30, 2001 ($103.7 million and $213.0 million for the same periods in 2000). At September 30, 2001, Golden American had a receivable from Equitable Life of $1.9 million due to the timing of the cash settlement for the modified coinsurance agreement. As at December 31, 2000, Golden American had a payable of 16.3 million under the agreement.

REINSURANCE  AGREEMENT  COVERING MINIMUM  GUARANTEED  BENEFITS:
On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued after January 1, 2000. An irrevocable letter of credit was obtained through Bank of New York in the amount of $60.0 million related to this agreement. Under this agreement, Golden American recorded a reinsurance recoverable of $60.5 million and $14.6 million at September 30, 2001 and December 31, 2000, respectively.

RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998 and expires December 31, 2007, Golden American and ING AIH can borrow up to $65,000,000 from one another. Prior to lending funds to ING AIH, Golden American must obtain the approval of the Department of Insurance of the State of Delaware. Interest on any Golden American borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, Golden American incurred interest expense of $0 and $91,000 for the third quarters of 2001 and 2000, respectively, and $25,000 and $427,000 for the nine months ended September 30, 2001 and 2000, respectively. At September 30, 2001, Golden American did not have any borrowings or receivables from ING AIH under this agreement.

SURPLUS NOTES:  On December 30, 1999,  Golden  American issued an 8.179% surplus note in the  amount of  $50,000,000  to  Equitable  Life.  The note  matures  on
December 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,031,000 and $1,020,000 for the third quarters of 2001 and 2000, respectively, and $3,059,000 and $3,076,000 for the nine months ended September 30, 2001 and 2000, respectively.

On December 8, 1999, Golden American issued a 7.979% surplus note in the amount of $35,000,000 to First Columbine Life Insurance Company ("First Columbine"), an affiliate. The note matures on December 7, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $704,000 and $696,000 for the third quarters of 2001 and 2000, respectively, and $2,089,000 and $2,271,000 for the first nine months of 2001 and 2000, respectively.

On September 30, 1999, Golden American issued a 7.75% surplus note in the amount of $75,000,000 to ING AIH. The note matures on September 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,465,000 and $1,449,000 for the third quarters of 2001 and 2000, respectively, and $4,347,000 and $4,355,000 for the first nine months of 2001 and 2000, respectively. On December 30, 1999, ING AIH assigned the note to Equitable Life.

On December 30, 1998, Golden American issued a 7.25% surplus note in the amount of $60,000,000 to Equitable Life. The note matures on December 29, 2028. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $1,096,000 and $1,088,000 for the third quarters of 2001 and 2000, respectively, and $3,254,000 and $3,263,000 for the first nine months of 2001 and 2000, respectively.

On December 17, 1996, Golden American issued an 8.25% surplus note in the amount of $25,000,000 to Equitable of Iowa Companies. The note matures on December 17, 2026. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made is subject to the prior approval of the Delaware Insurance Commissioner. Golden American incurred interest totaling $516,000 for the third quarters of 2001 and 2000, respectively, and $1,547,000 for the first nine months of 2001 and 2000, respectively.

STOCKHOLDER'S EQUITY: During the third quarter and the first nine months of 2001, Golden American received capital contributions from its Parent of $124,000,000 and $131,000,000, respectively ($0 and $80,000,000, respectively, for the same periods in 2000).

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At September 30, 2001, the Companies had reinsurance treaties with five unaffiliated reinsurers and three affiliated reinsurers covering a significant portion of the minimum guaranteed death and living benefits under its variable contracts as of September 30, 2001. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

At September 30, 2001 and December 31, 2000, the Companies had net receivables of $82,391,000 and $33,973,000, respectively, for reinsurance claims, reserve credits, or other receivables from these reinsurers. These net receivables were comprised of $2,955,000 and $1,820,000, respectively, for claims recoverable from reinsurers, $4,024,000 and $4,007,000, respectively, for a payable for reinsurance premiums, $60,500,000 and $14,642,000, respectively, for reserve credits, and $22,960,000 and $21,518,000, respectively, for a receivable from an unaffiliated reinsurer. Included in the accompanying financial statements are net considerations to reinsurers of $8,593,000 for the third quarter of 2001 and $21,211,000 for the first nine months of 2001 compared to $6,564,000 and $14,472,000 for the same periods in 2000. Also included in the accompanying financial statements are net policy benefits of $13,314,000 for the third quarter of 2001 and $25,091,000 for the first nine months of 2001 compared to $1,122,000 and $2,957,000 for the same period in 2000.

On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued after January 1, 2000, excluding those with an interest rate guarantee. For the nine months ended September 30, 2001, Golden American had received a total settlement of $192.5 million under this agreement, compared to $214.7 million for the same period in 2000. The carrying value of the separate account liabilities covered under this agreement represent 26.3% of total separate account liabilities outstanding at September 30, 2001, compared to 17.1% at September 30, 2000. Golden American remains liable to the extent Equitable Life does not meet its obligations under the agreement. The accompanying financial statements are presented net of the effects of the agreement.

On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued after January 1, 2000. An irrevocable letter of credit was obtained through Bank of New York in the amount of $60,000,000 related to this agreement.

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

INVESTMENT COMMITMENTS: At September 30, 2001, outstanding commitments to fund mortgage loans totaled $35,000,000. There were no outstanding commitments to fund mortgage loans at December 31, 2000.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Companies by life and health guaranty associations in most states in which the Companies are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially offset through a reduction in future premium taxes. The Companies cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums as well as its potential for premium tax offset. The Companies have established an undiscounted reserve to cover such assessments, review information regarding known failures, and revise estimates of future guaranty fund assessments. The Companies charged to expense $2,000 in guaranteed fund assessments in the first nine months of 2001 and 2000. At September 30, 2001 and December 31, 2000, the Companies have an undiscounted reserve $2,430,000 to cover future assessments (net of related anticipated premium tax offsets), and have established an asset totaling $691,000 and $733,000, respectively, for assessments paid which may be recoverable through future premium tax offsets. The Companies believe this reserve is sufficient to cover expected future guaranty fund assessments based upon previous premiums and known insolvencies at this time.

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

VULNERABILITY FROM CONCENTRATIONS: The Companies have various concentrations in the investment portfolio. As of September 30, 2001, the Companies had one investment (other than bonds issued by agencies of the United States government) exceeding ten percent of stockholder's equity. The Companies' asset growth, net investment income, and cash flow are primarily generated from the sale of variable and fixed insurance products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could cause a severe impact on the Companies' financial condition. One broker/dealer generated 10% of the Companies' net sales during the third quarter of 2001 (27% by two broker/dealers in the same period of 2000). One broker/dealer generated 10% of the Companies' net sales during the first nine months of 2001 (12% by one broker/dealer in the same period of 2000). The Premium Plus product generated 47% and 50% of the Companies' sales during the third quarter of 2001 and the first nine months of 2001 (73% and 74% in the same periods of 2000). The ES II product generated 16% of the Companies' sales during the third and the first nine months of 2001 (12% in the same periods of 2000). The Guarantee product, introduced in the fourth quarter of 2000, generated 11% and 16% of the Companies' sales during the third quarter and the first nine months of 2001.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Companies established revolving notes payable with SunTrust Bank, Atlanta (the "Bank"). These revolving notes payable were amended and restated in April 2001 with an expiration date of May 31, 2002. The note was approved by the Boards of Directors of Golden American and First Golden on August 5, 1998 and September 29, 1998, respectively. The total amount the Companies may have outstanding is $85,000,000, of which Golden American and First Golden have individual credit sublimits of $75,000,000 and $10,000,000, respectively. The notes accrue interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.225% or (2) a rate quoted by the Bank to the Companies for the advance. The terms of the agreement require the Companies to maintain the minimum level of Company Action Level Risk Based
Capital as established by applicable state law or regulation. During the third quarters ended September 30, 2001 and 2000, the Companies incurred interest expense of $118,000 and $0, respectively. During the nine months ended September 30, 2001 and 2000, the Companies incurred interest expense of $117,000 and $36,000, respectively. At September 30, 2001 and December 31, 2000, the Companies had borrowings of $1,400,000 and $0, respectively, under these agreements.

NOTE 7 -- MERGER OF FIRST GOLDEN WITH RELIASTAR LIFE INSURANCE COMPANY OF
NEW YORK

On September 25, 2001, the Board of Directors of First Golden approved a plan of merger to merge First Golden into ReliaStar Life Insurance Company of New York ("ReliaStar of NY"). The merger is anticipated to be effective on January 1, 2002 (the "merger date"), subject to the approval of the Insurance Department of the State of New York, which has the discretion, as deemed necessary, to hold a public hearing with regard to the merger. If approved, on the merger date, First Golden will cease to exist and will be succeeded by ReliaStar of NY.

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

RESULTS OF OPERATIONS
---------------------


PREMIUMS
                                                                  Percentage             Dollar
Nine Months ended September 30                     2001             Change               Change                  2000
----------------------------------------------------------------------------------------------------------------------------
                                                                        (DOLLARS IN MILLIONS)
Variable annuity premiums:
  Separate account                                 $303.9              (55.5)%            $(378.8)              $682.7
  Fixed account                                   1,043.1              107.3                539.9                503.2
                                         -----------------------------------------------------------------------------------
Total variable annuity premiums                   1,347.0               13.6                161.1              1,185.9
Fixed annuity premiums                                1.9                 --                  1.9                   --
Variable life premiums                                1.1              (26.7)                (0.4)                 1.5
                                         -----------------------------------------------------------------------------------
Total premiums                                   $1,350.0               13.7%              $162.6             $1,187.4
                                         ===================================================================================

For the Companies' variable and fixed insurance contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment spread and product charges.

Variable annuity premiums net of reinsurance increased 13.6% during the first nine months of 2001 compared to the same period of 2000. This increase is primarily due to sales of the Guarantee product, a registered fixed annuity product introduced in the last quarter of 2000. Sales for this product totaled $463.0 million in the first nine months of 2001. Also contributing to the increase is a decline of $0.1 billion in ceded variable annuity separate account premiums to $1.6 billion for the first nine months of 2000. This is mainly due to the effects of modified coinsurance agreements. Offsetting these increases is a reduction of $574.4 million in the sales of variable annuity separate account products in the first nine months of 2001 as compared to the first nine months of 2000.

During the first nine months of 2001, First Golden began selling two fixed annuity products, a Flex Annuity and a Multi-Year Guarantee Annuity ("MYGA").

Premiums, net of reinsurance, for variable products from a significant broker/dealer having at least ten percent of total sales for the nine months ended September 30, 2001 totaled $132.8 million, or 10% of total premiums ($139.3 million, or 12% from a significant broker/dealer for the same period in
2000). Gross premiums for variable products from a significant broker/dealer having at least ten percent of total sales for the nine months ended September 30, 2001, totaled $313.2 million, or 11% of total gross premiums ($659.9 million, or 22%, from two significant broker/dealers for the same period in
2000).

REVENUES

                                                                      Percentage       Dollar
Nine Months ended September 30                     2001                 Change         Change              2000
----------------------------------------------------------------------------------------------------------------------------
                                                                         (DOLLARS IN MILLIONS)
Annuity and interest sensitive
  life product charges                             $117.3                 12.9%          $13.4             $103.9
Management fee revenue                               18.7                 11.0             1.9               16.8
Net investment income                                67.0                 39.9            19.1               47.9
Realized losses on investments                       (1.5)               (66.4)            3.0               (4.5)
                                          ----------------------------------------------------------------------------------
                                                   $201.5                 22.8%          $37.4             $164.1
                                          ==================================================================================

Total revenues increased 22.8% in the first nine months of 2001 from the same period in 2000. Annuity and interest sensitive life product charges increased 12.9% in the first nine months of 2001 due to additional fees earned from the higher average block of business under management in the variable separate accounts and higher surrender charges.

Golden American provides certain managerial and supervisory services to Directed Services, Inc. ("DSI"). The fee paid to Golden American for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $17.3 million and $15.6 million for the first nine months of 2001 and 2000, respectively. This increase was due to the increasing average assets in the variable separate accounts.

Net investment income increased 39.9% in the first nine months of 2001 due to a growth in invested assets during 2001 mainly related to the introduction of the Guarantee product. The Companies had $1.5 million of realized losses on the sale of investments in the first nine months of 2001, compared to losses of $4.5 million in the same period of 2000.

EXPENSES

Total insurance benefits and expenses increased $60.3 million, or 49.2%, to $181.5 million in the first nine months of 2001 from the same period in 2000. Interest credited to account balances decreased $22.6 million, or 15.4%, to $124.1 million in the first nine months of 2001. The premium credit on the

Premium Plus product decreased $31.7 million to $73.9 million at September 30, 2001 due to a decrease in variable annuity sales of the separate account product. This decrease was partially offset by an increase in interest credited due to higher average account balances associated with the Companies' fixed account options, mainly due to the introduction of the Guarantee product in the fourth quarter of 2000.

The guaranteed benefits reserve change was $19.6 million for the nine months ended September 30, 2001 mainly due to the downturn in the equity markets.

Commissions were nearly unchanged from September 30, 2000 at $160.8 million for the nine months ended September 30, 2001. This is consistent with relatively stable gross premiums for the nine months ended September 30, 2001 and 2000, despite a change in the product sales mix. Insurance taxes, state licenses, and fees increased $1.0 million, or 24.3%, to $5.0 million in the first nine months of 2001. Changes in commissions and insurance taxes, state licenses, and fees are generally related to changes in the level and mix or composition of fixed and variable product sales. Most costs incurred as the result of sales have been deferred, thus having very little impact on current earnings.

General expenses increased $23.4 million, or 38.2%, to $84.6 million in the first nine months of 2001. The Companies use a network of wholesalers to distribute products, and the salaries and sales bonuses of these wholesalers are included in general expenses. The portion of these salaries and related expenses that varies directly with production levels is deferred thus having little impact on current earnings. Contributing to this increase in general expenses are additional cost allocations during the first nine months of 2001. The increase in general expenses was partially offset by reimbursements received from DSI, Equitable Life Insurance Company of Iowa ("Equitable Life"), ING Mutual Funds Management Co., LLC, an affiliate, Security Life of Denver Insurance Company, an affiliate, Southland Life Insurance Company, an affiliate, and United Life & Annuity Insurance Company, an affiliate, for certain advisory, computer, and other resources and services provided by the Companies.

During the first nine months of 2001 and 2000, the value of purchased insurance in force ("VPIF") was adjusted to increase amortization by $1,116,000 and $687,000, respectively, to reflect changes in the assumptions related to the timing of estimated gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of September 30, 2001 is $0.8 million for the remainder of 2001, $2.9 million in 2002, $2.7 million in 2003, $2.4 million in 2004, $1.9 million in 2005, and $1.4 million in 2006. Actual amortization may vary based upon changes in assumptions and experience.

Amortization of deferred policy acquisition costs ("DPAC") decreased $9.3 million, or 18.8%, in the first nine months of 2001. The decrease in the amortization was mainly due to an increase in the amount of deferred costs that have been offset due to the modified coinsurance agreement entered into during the second quarter of 2000. Deferred policy acquisition costs decreased $27.7 million, or 31.6%, for the nine months ended September 30, 2001. The decline in the deferred policy acquisition costs was mainly due to a lower deferral of the premium credit on the Premium Plus product.

Expenses and charges reimbursed to Golden American under modified coinsurance agreements decreased from $220.2 million for the first nine months in 2000 to $194.0 million during the first nine months in 2001. This reimbursement is primarily due to a modified coinsurance agreement which was entered into during the second quarter of 2000, with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued after January 1, 2000, excluding those with an interest rate guarantee. Under this reinsurance agreement, $192.5 million and $214.7 in expenses and charges were reimbursed during the first nine months of 2001 and 2000, respectively. This reimbursement offset deferred policy acquisition costs and non-deferrable costs related to policies reinsured under this agreement.

Interest expense decreased 3.6%, or $0.5 million, to $14.4 million in the first nine months of 2001. Interest expense on a $25 million surplus note issued December 1996 and expiring December 2026 was $1.5 million for the first nine months of 2001 and 2000. Interest expense on a $60 million surplus note issued in December 1998 and expiring December 2028 was $3.3 million for the first nine months of 2001 and 2000, respectively. Interest expense on a $75 million surplus note, issued September 1999 and expiring September 2029 was $4.4 million for the first nine months of 2001 and 2000, respectively. Interest expense on a $50 million surplus note, issued December 1999 and expiring December 2029 was $3.1 million for the first nine months of 2001 and 2000. Interest expense on a $35 million surplus note issued December 1999 and expiring December 2029 was $2.1 million for the first nine months of 2001 and $2.3 million in 2000. Golden American also paid $25,000 in 2001 and $0.4 million in 2000 to ING America Insurance Holdings, Inc. ("ING AIH") for interest on a reciprocal loan agreement. Interest expense on a revolving note payable with SunTrust Bank, Atlanta was $117,000 and $36,000 for the first nine months of 2001 and 2000, respectively.

INCOME

Net income was $3.4 million for the first nine months of 2001, a decrease of $14.7 million, or 81.0% from the same period of 2000.

Comprehensive income for the first nine months of 2001 was $12.6 million, a decrease of $9.2 million from comprehensive income of $21.8 million in the same period of 2000.

Net loss on a statutory basis was $206.8 million and $6.0 for the nine months ended September 30, 2001 and 2000, respectively. This decrease is mainly due to increased reserves related to the downturn in the equity markets.

FINANCIAL CONDITION
-------------------

INVESTMENTS

The financial statement carrying value and amortized cost basis of the Companies' total investments increased 76.5% and 72.4%, respectively, during the first nine months of 2001. All of the Companies' investments, other than mortgage loans on real estate, are carried at fair value in the Companies' financial statements. The increase in the carrying value of the Companies' investment portfolio was mainly due to net purchases, as well as changes in unrealized appreciation and depreciation of fixed maturities. Growth in the cost basis of the Companies' investment portfolio resulted from the investment of premiums from the sale of the Companies' fixed account options mainly due to the introduction of the Guarantee product. The Companies manage the growth of insurance operations in order to maintain adequate capital ratios. To support the fixed account options of the Companies' insurance products, cash flow was invested primarily in fixed maturities and mortgage loans on real estate.

At September 30, 2001, the Companies had no investments in default. At September 30, 2001, the Companies' investments had a yield of 6.3%. The Companies estimate the total investment portfolio, excluding policy loans, had a fair value approximately equal to 102.1% of amortized cost value at September 30, 2001.

FIXED MATURITIES: At September 30, 2001, the Companies had fixed maturities with an amortized cost and an estimated fair value of $1.3 billion. The Companies classify 100% of securities as available for sale. Net unrealized appreciation of fixed maturities of $27.6 million was comprised of gross appreciation of $36.1 million and gross depreciation of $8.5 million. Net unrealized holding gains on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes of $5.1 million, were included in stockholder's equity at September 30, 2001.

The individual securities in the Companies' fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($593.0 million or 45.6%), that are rated BBB+ to BBB- by Standard & Poor's ($297.7 million or 22.9%), and below investment grade securities, which are securities issued by corporations that are rated BB+ and lower by Standard & Poor's ($105.0 million or 8.0%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1, 2, 3, 4, 5, or 6 ($306.1 million or 23.5%). The Companies' fixed maturity investment portfolio had a combined yield at amortized cost of 6.7% at September 30, 2001.

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

At September 30, 2001, the amortized cost value of the Companies' total investments in below investment grade securities, excluding mortgage-backed securities, was $98.1 million, or 5.6%, of the Companies' investment portfolio. The Companies do not expect the percentage of the portfolio invested in below investment grade securities, excluding mortgage-backed securities, to exceed 10% of the investment portfolio. At September 30, 2001, the yield at amortized cost on the Companies' below investment grade portfolio was 8.5% compared to 6.8% for the Companies' investment grade corporate bond portfolio. The Companies estimate the fair value of the below investment grade portfolio was $92.5 million, or 94.3% of amortized cost value, at September 30, 2001.

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

During the first nine months of 2001, fixed maturities designated as available for sale with a combined amortized cost of $406.3 million were sold, called, or repaid by their issuers. In total, net pre-tax gains from sales, calls, and repayments of fixed maturity investments amounted to $1.4 million in the first nine months of 2001.

During the first nine months of 2001, Golden American determined that the carrying value of four impaired bonds exceeded their estimated net realizable value. As a result, at September 30, 2001, Golden American recognized a total pre-tax loss of approximately $1,279,000 to reduce the carrying value of the bonds to their net realizable value of $565,000.

EQUITY SECURITIES: Equity securities with a cost of $8.6 million were redeemed during the first nine months of 2001 resulting in a realized loss of $1.6 million. At September 30, 2001, the Companies owned equity securities with a cost of $66,000.

MORTGAGE LOANS ON REAL ESTATE: Mortgage loans on real estate represent 12.3% of the Companies' investment portfolio. Mortgages outstanding were $215.1 million at September 30, 2001 with an estimated fair value of $223.8 million. The Companies' mortgage loan portfolio includes 79 loans with an average size of $2.7 million. The Companies' mortgage loans on real estate are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and they are diversified by type of property and geographic location. Mortgage loans on real estate have been analyzed by geographical location with concentrations by state identified as Ohio (20% in 2001 and 4% in
2000) and California (15% in 2001 and 15% in 2000). Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in office buildings (22% in 2001 and 29% in 2000), industrial buildings (18% in 2001 and 11% in 2000), retail facilities (20% in 2001 and 18% in 2000), and multi-family apartments (36% in 2001 and 10% in
2000). At September 30, 2001, the yield on the Companies' mortgage loan portfolio was 7.0%.

At September 30, 2001, no mortgage loan on real estate was delinquent by 90 days or more. The Companies' loan investment strategy is consistent with other life insurance subsidiaries of ING in the United States. The Companies have experienced a historically low default rate in their mortgage loan portfolios.

OTHER ASSETS

Reinsurance recoverables increased $48.4 million during the first nine months of 2001, due largely to an increase of $45.9 million in reinsurance reserves from the intercompany reinsurance agreement between Golden American and Security Life of Denver International Limited. On December 28, 2000, effective January 1, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits. Negative equity market returns during 2001 led to the increase in the reinsurance reserves under this agreement.

Amounts due from affiliates were $10,000 and $38.8 million at September 30, 2001 and December 31, 2000, respectively. At December 31, 2000, the Companies had a receivable of $35.0 million related to a capital contribution from its Parent, EIC.

DPAC represents certain deferred costs of acquiring insurance business, principally first year commissions and interest bonuses, premium credits, and other expenses related to the production of business after the merger of EIC and its subsidiaries with ING on October 24, 1997, (the "ING merger date"). The Companies' previous balances of DPAC and VPIF were eliminated as of the ING merger date, and an asset representing VPIF was established for all policies in force at the ING merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Companies' products are deferred and amortized. At September 30, 2001, the Companies had DPAC and VPIF balances of $635.7 million and $17.3 million, respectively. During 2001 and 2000, the amount of direct policy acquisition costs deferred was reduced due to the effects of expenses reimbursed under the modified coinsurance agreement. During the first nine months of 2001 and 2000, VPIF was adjusted to increase amortization by $1,116,000 and by $687,000, respectively, to reflect changes in the assumptions related to the timing of estimated gross profits.

Goodwill totaling $151.1 million, representing the excess of the acquisition cost over the fair value of net assets acquired, was established as a result of the merger with ING. Accumulated amortization of goodwill through September 30, 2001 was $14.8 million.

Other assets increased $17.0 million from December 31, 2000, due to an increase of $13.0 million in receivable for unsettled investment transactions.

At September 30, 2001, the Companies had $9.2 billion of separate account assets compared to $9.8 billion at December 31, 2000. Net contributions to the separate account were more than offset by a decrease in separate account assets resulting from the negative equity market returns.

At September 30, 2001, the Companies had total assets of $12.0 billion, relatively unchanged from December 31, 2000.

LIABILITIES

Future policy benefits for annuity and interest sensitive life products increased $604.9 million, or 56.9%, to $1.7 billion reflecting net sales of the Companies' fixed account options, net of transfers to the separate account options at September 30, 2001.

Separate account liabilities decreased $587.2 million, or 6.0% to $9.2 billion at September 30, 2001. Net contributions to the separate account were more than offset by a decrease in separate account liabilities resulting from the negative equity market returns.

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

Amounts due to affiliates decreased $10.5 million or 52.6% to $9.4 million during the first nine months of 2001. This is mainly due to the partial cash settlement of a liability for the modified coinsurance agreement with Equitable Life.

Other liabilities increased $26.0 million or 37.5% to $95.4 million during the first nine months of 2001 due to the increase in the payable for securities purchased.

The Companies' total liabilities increased $35.0 million during the first nine months 2001 and totaled $11.3 billion at September 30, 2001.

The effects of inflation and changing prices on the Companies' financial position are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in stockholder's equity when monetary assets exceed monetary liabilities.

STOCKHOLDER'S EQUITY

Additional paid-in capital increased $131.0 million or 22.4% from December 31, 2000 due to capital contributions from the Parent.

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

Net cash provided by operating activities was $190.4 million in the first nine months of 2001 compared to net cash provided by operating activities of $142.9 million in the same period of 2000. The Companies have predominantly had negative cash flows from operating activities since Golden American started issuing variable insurance products in 1989. These negative operating cash flows result primarily from commissions and other deferrable expenses related to the continued growth in the variable annuity products. For the nine months ended September 30, 2001 and 2000, negative operating cash flows have been offset by the effects of a modified coinsurance agreement entered into during the second quarter of 2000 with Equitable Life. This resulted in a net cash settlement of $192.5 million in the first nine months of 2001. For the nine months ended September 30, 2000, this modified coinsurance resulted in a net cash settlement of $214.7 million. Contributing to the increase in net cash provided by operating activities for the first nine months of 2001 as compared to 2000 is an increase in reserves for guaranteed benefits due to the negative equity market returns.

Net cash used in investing activities was $597.3 million during the first nine months of 2001 compared to net cash provided by investing activities of $70.5 million in the same period of 2000. This increase in the net cash used in investing activities is primarily due to net purchases of fixed maturities and mortgage loans on real estate during the first nine months of 2001 versus net sales in 2000. Net purchases of fixed maturities reached $504.1 million during the first nine months of 2001 versus net sales of $53.1 million in the same period of 2000. Net purchases of mortgage loans on real estate reached $115.4 million in the first nine months of 2001 versus net purchases of $4.7 million during the same period in 2000. These investment purchases were mainly due to an increase in sales of the Companies fixed account options, primarily from the introduction of the Guarantee product in the fourth quarter of 2000.

Net cash provided by financing activities was $526.9 million during the first nine months of 2001 compared to net cash used in financing activities of $162.4 million during the same period in 2000. In the first nine months of 2001, net cash provided by financing activities was positively impacted by net fixed account deposits of $965.3 million compared to $379.6 million in the same period of 2000 primarily due to the introduction of the Guarantee product in the fourth quarter of 2000. In addition, there was a decrease of $49.8 million in net reallocations to separate accounts. In the first nine months of 2001, net cash provided by financing activities was also positively impacted by an increase in capital contributions from the Parent. The Companies received $131.0 million and $80.0 million of capital contributions from the Parent in the first nine months of 2001 and 2000, respectively.

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

During the first quarter of 1999, Golden American's operations were moved to a new site in West Chester, Pennsylvania. Currently, Golden American occupies 125,000 square feet of leased space. From January 1, 2001 to September 30, 2001, First Golden's principal office was located in New York, New York, where certain of the Company's records were maintained. The 2,568 square feet of office space is leased through 2001. As of October 1, 2001, First Golden's principal office moved to Woodbury, New York.

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

REINSURANCE: At September 30, 2001, Golden American had reinsurance treaties with five unaffiliated reinsurers and three affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued after January 1, 2000, excluding those with an interest rate guarantee.

On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited, an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued after January 1, 2000. An irrevocable letter of credit was obtained through Bank of New York in the amount of $25 million related to this agreement. Effective September 30, 2001, the agreement was amended, and the letter of credit amount was revised to $60 million.

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

On the basis of these analyses, management believes there is no material solvency risk to the Companies. With respect to a 10% drop in equity values from September 30, 2001 levels, variable separate account funds, which represent 85% of the in force, pass the risk in underlying fund performance to the contractholder (except for certain minimum guarantees). With respect to interest rate movements up or down 100 basis points from September 30, 2001 levels, the remaining 15% of the in force are fixed account funds and almost all of these have market value adjustments which provide significant protection against changes in interest rates.

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

(b)  Reports on Form 8-K

A filing made in accordance with Item 5 of Form 8-K: Other Events and Regulation FD Disclosure was made on October 23, 2001. The purpose of the filing was to report that on September 25, 2001, the Board of Directors of First Golden American Life Insurance Company of New York ("Registrant") approved a plan of merger to merge Registrant into ReliaStar Life Insurance Company of New York ("RLNY"). The merger is anticipated to be effective on January 1, 2002, subject to the approval of the Insurance Department of the State of New York.

Incorporated into the Form 8-K filing by reference was a prospectus supplement filed with the Securities and Exchange Commission on October 19, 2001, on Form 497 under the Securities Act of 1933 (File No. 333-16501), which describes the proposed transaction and contains financial information on RLNY. The prospectus supplement was included as an exhibit item to the Form 8-K filing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:   November 12, 2001                 GOLDEN AMERICAN LIFE INSURANCE COMPANY





                                          By/s/       WAYNE R. HUNEKE
                                                --------------------------------
                                          Wayne R. Huneke
                                          Chief Financial Officer and Director
                                          (Principal Financial Officer)


                                          By/s/       DAVID WHEAT
                                                --------------------------------
                                          David Wheat
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)



                                                           INDEX

                                                   Exhibits to Form 10-Q
                                           Nine months ended September 30, 2001
                                          GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------

2        PLAN OF ACQUISITION
           (a)     Stock Purchase Agreement dated as of May 3, 1996, between Equitable of Iowa
                   Companies ("Equitable") and Whitewood Properties Corp. (incorporated by reference from Exhibit 2
                   in Equitable's Form 8-K filed August 28, 1996).......................................................     __

           (b)     Agreement and Plan of Merger dated as of July 7, 1997, among ING Groep N.V.,
                   PFHI Holdings, Inc., and Equitable (incorporated by reference from Exhibit 2 in Equitable's Form 8-K
                   filed July 11, 1997).................................................................................     __

3        ARTICLES OF INCORPORATION AND BY-LAWS
           (a)     Articles of Incorporation of Golden American Life Insurance Company ("Registrant" or
                   "Golden American") (incorporated by reference from Exhibit 3(a) to Registrant's Registration
                   Statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC") on June 30, 2000
                   (File No. 333-40596))................................................................................     __


           (b)(i)  By-laws of Golden American (incorporated by reference from Exhibit 3(b)(i) to Registrant's
                   Registration Statement on Form S-1 filed with the SEC on June 30, 2000 (File No. 333-40596)).........     __

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

           (b)     Discretionary Group Deferred Combination Variable Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 5 of Registrant's Registration Statement on Form S-1 filed with
                   the SEC on or about April 23, 1999 (File No. 333-51353)).............................................     __


                                                           INDEX

                                                   Exhibits to Form 10-Q
                                           Nine months ended September 30, 2001
                                          GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------

          (c)      Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c)
                   to Amendment No. 5 of Registrant's Registration Statement on Form S-1 filed with the SEC on or
                   about December 3, 1999 (File No. 333-51353)).........................................................     __

          (d)      Individual Deferred Combination Variable and Fixed Annuity Application (incorporated by reference from Exhibit 4(g) to Amendment No. 6 of Registrant's Registration Statement on Form S-1 filed with
                   the SEC on or about December 3, 1999 (File No. 333-51353))...........................................     __

          (e)      Group Deferred Combination Variable and Fixed Annuity Enrollment Form (incorporated by reference from Exhibit 4(h) to Amendment No. 6 of Registrant's Registration Statement on Form S-1 filed with
                   the SEC on or about December 3, 1999 (File No. 333-51353))...........................................     __

          (f)      Individual Deferred Variable Annuity Application (incorporated by reference from Exhibit 4(i) to
                   Amendment No. 6 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about
                   December 3, 1999 (File No. 333-51353))...............................................................     __

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

          (l)      Living Benefit Rider Endorsement (incorporated by reference from Exhibit 4(n) to Amendment No. 3
                   to a Registration Statement on Form S-1 filed with the SEC on April 23, 2001 (File No. 333-35592))...     __



                                                           INDEX

                                                   Exhibits to Form 10-Q
                                           Nine months ended September 30, 2001
                                          GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------

          (m)      Death Benefit Endorsement Number 1 describing the 7% Solution Enhanced Death Benefit (REV)
                   (incorporated by reference from Exhibit 4(o) to Amendment No. 3 to a Registration Statement on
                   Form S-1 filed with the SEC on April 23, 2001 (File No. 333-35592))..................................     __

          (n)      Death Benefit Endorsement Number 2 describing the Annual Ratchet Enhanced Death Benefit (REV)
                   (incorporated by reference from Exhibit 4(p) to Amendment No. 3 to a Registration Statement on
                   Form S-1 filed with the SEC on April 23, 2001 (File No. 333-35592))..................................     __

          (o)      Death Benefit Endorsement Number 3 describing the Standard Death Benefit (REV) (incorporated by reference from Exhibit 4(q) to Amendment No. 3 to a Registration Statement on Form S-1 filed with
                   the SEC on April 23, 2001 (File No. 333-35592))......................................................     __

          (p)      Death Benefit Endorsement Number 4 describing the Max 7 Enhanced Death Benefit (REV) (incorporated by reference from Exhibit 4(r) to Amendment No. 3 to a Registration Statement on Form S-1 filed with
                   the SEC on April 23, 2001 (File No. 333-35592))......................................................     __

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


                                                           INDEX

                                                   Exhibits to Form 10-Q
                                           Nine months ended September 30, 2001
                                          GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (y)      Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a)
                   to a Registration Statement for Golden American filed with the SEC on or about April 23, 1999
                   (File No. 333-76945))................................................................................     __

          (z)      Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed Annuity
                   Contract (incorporated by reference from Exhibit 4(b) to a Registration Statement for Golden
                   American filed with the SEC on or about April 23, 1999 (File No. 333-76945)).........................     __

          (aa)     Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to a
                   Registration Statement for Golden American filed with the SEC on or about April 23, 1999
                   (File No. 333-76945))................................................................................     __

          (ab)     Schedule Page to the Premium Plus Contract featuring the Galaxy VIP Fund (incorporated by reference from Exhibit 4(i) to a Registration Statement for Golden American on Form S-1 filed with the SEC on
                   or about September 24, 1999 (File No. 333-76945))....................................................     __

          (ac)     Individual Deferred Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a)
                   to Amendment No. 3 to Registrant's Registration Statement filed with the SEC on or about
                   April 23, 1999 (File No. 333-66745)).................................................................     __

          (ad)     Group Deferred Variable and Fixed Annuity Contract Individual Deferred Variable and Fixed Annuity
                   Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 3 to Registrant's
                   Registration Statement filed with the SEC on or about April 23, 1999 (File No. 333-66745))...........     __

          (ae)     Individual Deferred Variable Annuity Contract (incorporated by reference from Exhibit 4(c) to
                   Amendment No. 3 to Registrant's Registration Statement filed with the SEC on or about April 23, 1999
                   (File No. 333-66745))................................................................................     __

          (af)     Single Premium Deferred Modified Guaranteed Annuity Contract (incorporated by reference to
                   Exhibit 4(a) to Amendment No. 1 to a Registration Statement on Form S-1 filed with the SEC on
                   September 13, 2000 (File No. 333-40596)).............................................................     __

          (ag)     Single Premium Deferred Modified Guaranteed Annuity Master Contract (incorporated by reference to Exhibit 4(b) to Amendment No. 1 to a Registration Statement on Form S-1 filed with the SEC on
                   September 13, 2000 (File No. 333-40596)).............................................................     __

          (ah)     Single Premium Deferred Modified Guaranteed Annuity Certificate (incorporated by reference to
                   Exhibit 4(c) to Amendment No. 1 to a Registration Statement on Form S-1 filed with the SEC on
                   September 13, 2000 (File No. 333-40596)).............................................................     __


                                                           INDEX

                                                   Exhibits to Form 10-Q
                                           Nine months ended September 30, 2001
                                          GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------

          (ai)     Single Premium Deferred Modified Guaranteed Annuity Application (incorporated by reference to
                   Exhibit 4(e) to Amendment No. 1 to a Registration Statement on Form S-1 filed with the SEC on
                   September 13, 2000 (File No. 333-40596)).............................................................     __

          (aj)     Single Premium Deferred Modified Guaranteed Annuity Enrollment Form (incorporated by reference to
                   Exhibit 4(f) to Amendment No. 1 to a Registration Statement on Form S-1 filed with the SEC on
                   September 13, 2000 (File No. 333-40596)).............................................................     __

          (ak)     Earnings Enhancement Death Benefit Rider (incorporated by reference from Exhibit 4(u) to Amendment
                   No. 3 to a Registration Statement on Form S-1 filed with the SEC on April 23, 2001
                   (Filed No. 333-35592))...............................................................................     __

          (al)     Deferred Combination Variable and Fixed Annuity Group Master Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement on Form S-1 filed by Registrant with the SEC on or
                   about April 24, 2001 (File No. 333-59408))...........................................................     __

          (am)     Flexible Premium Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(b) to a Registration Statement on Form S-1 filed by Registrant with the
                   SEC on or about April 24, 2001 (File No. 333-59408)).................................................     __

          (an)     Flexible Premium Individual Deferred Combination Variable and Fixed Annuity Certificate
                   (incorporated by reference from Exhibit 4(c) to a Registration Statement on Form S-1 filed
                   by Registrant with the SEC on or about April 24, 2001 (File No. 333-59408))..........................     __

          (ao)     Flexible Premium Individual Deferred Variable Annuity Contract (incorporated by reference from
                   Exhibit 4(d) to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about
                   April 24, 2001 (File No. 333-59408)).................................................................     __

          (ap)     Individual Deferred Combination Variable and Fixed Annuity Application (incorporated by reference from Exhibit 4(e) to a Registration Statement on Form S-1 filed by Registrant with the SEC on or
                   about April 24, 2001 (File No. 333-59408))...........................................................     __

          (aq)     Group Deferred Combination Variable and Fixed Annuity Enrollment Form (incorporated by reference from Exhibit 4(f) to a Registration Statement on Form S-1 filed by Registrant with the SEC on or
                   about April 24, 2001 (File No. 333-59408))...........................................................     __

          (ar)     Individual Deferred Variable Annuity Application (incorporated by reference from Exhibit 4(g) to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about April 24, 2001
                   (File No. 333-59408))................................................................................     __


                                                           INDEX

                                                   Exhibits to Form 10-Q
                                           Nine months ended September 30, 2001
                                          GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------

          (as)     Form of Variable Annuity Group Master Contract (incorporated by reference from Exhibit 4(a) to
                   Amendment No. 1 to a Registration Statement on Form S-2 filed by Registrant with the SEC on or
                   about June 29, 2001 (File No. 333-57212))............................................................     __

          (at)     Form of Variable Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 1 to a Registration Statement on Form S-2 filed by Registrant with the SEC on or about June 29, 2001
                   (File No. 333-57212))................................................................................     __

          (au)     Form of Variable Annuity Certificate (incorporated by reference from Exhibit 4(a) to Amendment
                   No. 1 to a Registration Statement on Form S-2 filed by Registrant with the SEC on or about
                   June 29, 2001 (File No. 333-57212))..................................................................     __

          (av)     Form of Variable Annuity Group Master Contract (incorporated by reference from Exhibit 4(a) to
                   Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or
                   about October 26, 2001 (File No. 333-63694)).........................................................     __

          (aw)     Form of Variable Annuity Contract (incorporated by reference from Exhibit 4(b) to Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about
                   October 26, 2001 (File No. 333-63694))...............................................................     __

          (ax)     Form of Variable Annuity Certificate (incorporated by reference from Exhibit 4(c) to Amendment
                   No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about
                   October 26, 2001 (File No. 333-63694))..............................................................     __

          (ay)     Form of Premium Bonus Endorsement (incorporated by reference from Exhibit 4(d) to Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about
                   October 26, 2001 (File No. 333-63694))..............................................................     __

          (az)     Earnings Enhancement Death Benefit Rider (incorporated by reference from Exhibit 4(d) to Amendment
                   No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about
                   October 26, 2001 (File No. 333-63694))..............................................................     __

10        MATERIAL CONTRACTS
          (a)      Administrative Services Agreement, dated as of January 1, 1997, between Golden American and
                   Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(a) to a
                   Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998
                   (File No. 333-51353))...............................................................................     __


                                                           INDEX

                                                   Exhibits to Form 10-Q
                                           Nine months ended September 30, 2001
                                          GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------


          (b)      Service Agreement, dated as of January 1, 1994, between Golden American and Directed Services, Inc.
                   (incorporated by reference from Exhibit 10(b) to a Registration Statement for Golden American on
                   Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353))..................................     __

          (c)      Service Agreement, dated as of January 1, 1997, between Golden American and Equitable Investment
                   Services, Inc. (incorporated by reference from Exhibit 10(c) to a Registration Statement for
                   Golden American on Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353))...............     __

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

          (e)      Participation Agreement between Golden American and PIMCO Variable Trust (incorporated by reference from Exhibit 8(b) to  Amendment No. 54 to Separate Account B of Golden American's Registration
                   Statement on Form N-4 filed with the SEC on or about April 30, 1998 (File No. 333-28679 and 811-5626))    __

          (f)      Participation  Agreement  between  Golden  American  and  The Galaxy VIP Fund (incorporated by reference from Exhibit 10(i) to a Registration  Statement for Golden  American on Form S-1 filed
                   with the SEC on or about September 24, 1999 (File No. 333-76945))....................................     __

          (g)      Asset Management Agreement, dated January 20, 1998, between Golden American and ING Investment
                   Management LLC (incorporated by reference from Exhibit 10(f) to Golden American's Form 10-Q filed
                   with the SEC on August 14, 1998 (File No. 33-87272)).................................................     __

          (h)      Reciprocal Loan Agreement, dated January 1, 1998, as amended March 20, 1998, between Golden American and ING America Insurance  Holdings, Inc. (incorporated by reference from Exhibit 10(g) to Golden
                   American's Form 10-Q filed with the SEC on August 14, 1998 (File No. 33-87272))......................     __


                                                           INDEX

                                                   Exhibits to Form 10-Q
                                           Nine months ended September 30, 2001
                                          GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------

          (i)      Underwriting Agreement between Golden American and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 9 to Registrant's Registration Statement on Form S-1
                   filed with the SEC on or about February 17, 1998 (File No. 33-87272))................................     __

          (j)      Revolving Note Payable, dated July 27, 1998, between Golden American and SunTrust Bank, Atlanta
                   (incorporated by reference from Exhibit 10(i) to Golden American's Form 10-Q filed with the SEC
                   on November 13, 1998 (File No. 33-87272))............................................................     __

          (k)      Revolving Note Payable, dated July 31, 1999, between Golden American and SunTrust Bank, Atlanta
                   (incorporated by reference from Exhibit 10(j) to Golden American's Form 10-Q filed with the SEC
                   on August 13, 1999 (File No. 33-87272))..............................................................     __

          (l)      Surplus Note, dated December 17, 1996, between Golden American and Equitable of Iowa Companies
                   (incorporated by reference from Exhibit 10(l) to Golden American's Form 10-K filed with the SEC
                   on March 29, 2000 (File No. 33-87272))...............................................................     __

          (m)      Surplus Note, dated December 30, 1998, between Golden American and Equitable Life Insurance
                   Company of Iowa (incorporated by reference from Exhibit 10(m) to Golden American's Form 10-K
                   filed with the SEC on March 29, 2000 (File No. 33-87272))............................................     __

          (n)      Surplus Note, dated September 30, 1999, between Golden American and ING America Insurance
                   Holdings, Inc. (incorporated by reference from Exhibit 10(n) to Golden American's Form 10-K filed
                   with the SEC on March 29, 2000 (File No. 33-87272)...................................................     __

          (o)      Surplus Note, dated December 8, 1999, between Golden American and First Columbine Life Insurance
                   Company (incorporated by reference from Exhibit 10(g) to Amendment No. 7 to a Registration
                   Statement for Golden American on Form S-1 filed with the SEC on or about January 27, 2000
                   (File No. 333-28765))................................................................................     __

          (p)      Surplus Note, dated December 30, 1999, between Golden American and Equitable Life Insurance
                   Company of Iowa (incorporated by reference from Exhibit 10(h) to Amendment No. 7 to a Registration
                   Statement for Golden American on Form S-1 filed with the SEC on or about January 27, 2000
                   (File No. 333-28765))................................................................................     __

          (q)      Reinsurance Agreement, effective January 1, 2000, between Golden American Life Insurance Company and Security Life of Denver International Limited (incorporated by reference from Exhibit 10(q) to
                   Golden American's Form 10-K filed with the SEC on March 29, 2001 (File No. 33-87272))................     __


                                                           INDEX

                                                   Exhibits to Form 10-Q
                                           Nine months ended September 30, 2001
                                          GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------


          (r)      Participation Agreement between Golden American and Prudential Series Fund, Inc. (incorporated by reference from Exhibit 10(l) to  Registration  Statement for Golden American on Form S-1 filed
                   with the SEC on or about April 26, 2000 (File No. 333-35592).........................................     __

          (s)      Participation Agreement between Golden American and ING Variable Insurance Trust (incorporated by reference from Exhibit 10(m) to  Registration  Statement for Golden American on Form S-1 filed with
                   the SEC on or about April 26, 2000 (File No. 333-35592)).............................................     __

          (t)      Reinsurance Agreement, dated June 30, 2000, between Golden American Life Insurance Company and
                   Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(s) to Golden
                   American's Form 10-Q filed with the SEC on August 11, 2000 (File No. 33-87272))......................     __

          (u)      Renewal of Revolving Note Payable, dated July 31, 2000, between Golden American and SunTrust Bank,
                   Atlanta (incorporated by reference from Exhibit 10(t) to Golden American's Form 10-Q filed with
                   the SEC on August 11, 2000 (File No. 33-87272))......................................................     __

          (v)      Amendment to the Participation Agreement between Golden American and Prudential Series Fund, Inc.
                   (incorporated by reference to Exhibit 10(m) to Amendment No. 10 to a Registration Statement on
                   Form S-1 filed with the SEC on December 15, 2000 (File No. 333-28765))...............................     __

          (w)      Letter of Credit between Security Life of Denver International Limited and The Bank of New York
                   for the benefit of Golden American (incorporated by reference to Exhibit 10(r) to Amendment No. 3
                   to a Registration Statement on Form S-1 filed with the SEC on April 23, 2001 (File No. 333-35592))...     __

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

          (z)      Renewal of Revolving Note Payable, dated April 30, 2001, between Golden American and SunTrust
                   Bank, Atlanta (incorporated by reference to Exhibit 10(z) to Golden American's Form 10-Q filed
                   with SEC on August 14, 2001 (File No. 33-87272)).....................................................     __

          (aa)     Amendment to the Reinsurance Agreement between Golden American and Security Life of Denver
                   International Limited, amended September 28, 2001 (Incorporated by reference from Exhibit 10(v) to a Registration Statement for Golden American on From S-1 filed with the SEC on October 25, 2001
                   (Filed No. 333-35592))...............................................................................     __


                                                           INDEX

                                                   Exhibits to Form 10-Q
                                           Nine months ended September 30, 2001
                                          GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------

          (ab)     Participation Agreement between Golden American Life Insurance Company, Aetna Variable Fund,
                   Aetna Variable Encore Fund, Aetna Income Shares, Aetna Balanced VP, Inc., Aetna GET Fund, Aetna
                   Variable Portfolios, Inc. and Aeltus Investment Management, Inc. (incorporated by reference from
                   Exhibit 8(p) to Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with
                   the SEC on or about October 26, 2001 (File No. 333-63694))...........................................     __

          (ac)     Form of Participation Agreement between Golden American Life Insurance Company, AIM Variable
                   Insurance Funds, Inc., and Directed Services, Inc. (incorporated by reference from Exhibit 8(q)
                   to Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or
                   about October 26, 2001 (File No. 333-63694)).........................................................     __

          (ad)     Form of Participation Agreement between Golden American Life Insurance Company, Directed
                   Services, Inc., Alliance Capital Management L.P., Alliance Variable Products Series Fund, Inc.
                   and Alliance Fund Distributors, Inc. (incorporated by reference from Exhibit 8(r) to Amendment
                   No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about
                   October 26, 2001 (File No. 333-63694))...............................................................     __

          (ae)     Participation Agreement between Golden American Life Insurance Company, Brinson Series Trust
                   and Brinson Advisors, Inc. (incorporated by reference from Exhibit 8(s) to Amendment No. 1 to a
                   Registration Statement on Form S-1 filed by Registrant with the SEC on or about October 26, 2001
                   (File No. 333-63694))................................................................................     __

          (af)     Participation Agreement between Golden American Life Insurance Company, Fidelity Distributors
                   Corporation and each of Variable Insurance Products Fund, Variable Insurance Products Fund II and
                   Variable Insurance Products Fund III. (incorporated by reference from Exhibit 8(t) to Amendment
                   No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about
                   October 26, 2001 (File No. 333-63694))...............................................................     __

          (ag)     Form of Participation Agreement between Golden American Life Insurance Company, INVESCO Variable
                   Investment Funds, Inc., INVESCO Funds Group, Inc. and INVESCO Distributors, Inc. (incorporated by reference from Exhibit 8(u) to Amendment No. 1 to a Registration Statement on Form S-1 filed by
                   Registrant with the SEC on or about October 26, 2001 (File No. 333-63694))...........................     __

          (ah)     Form of Participation Agreement between Golden American Life Insurance Company and Janus Aspen
                   Series (incorporated by reference from Exhibit 8(v) to Amendment No. 1 to a Registration Statement
                   on Form S-1 filed by Registrant with the SEC on or about October 26, 2001 (File No. 333-63694))......     __

          (ai)     Participation Agreement between Golden American Life Insurance Company and ING Pilgrim
                   Investors, LLC (incorporated by reference from Exhibit 8(w) to Amendment No. 1 to a Registration
                   Statement on Form S-1 filed by Registrant with the SEC on or about October 26, 2001
                   (File No. 333-63694))................................................................................     __


                                                           INDEX

                                                   Exhibits to Form 10-Q
                                           Nine months ended September 30, 2001
                                          GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------

          (aj)     Participation Agreement between Golden American Life Insurance  Company and ING
                   Pilgrim Securities, Inc. (incorporated by reference from Exhibit 8(x) to Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about
                   October 26, 2001 (File No. 333-63694))...............................................................     __

          (ak)     Form of Participation Agreement between Golden American Life Insurance Company,
                   Pioneer Variable Contracts Trust, Pioneer Investment Management, Inc. and Pioneer
                   Funds Distributor, Inc. (incorporated by reference from Exhibit 8(y) to Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about
                   October 26, 2001 (File No. 333-63694))...............................................................     __

          (al)     Form of Participation Agreement between Golden American Life Insurance Company, Aetna Life
                   Insurance and Annuity Company and Portfolio Partners, Inc. (incorporated by reference from
                   Exhibit 8(z) to Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant
                   with the SEC on or about October 26, 2001 (File No. 333-63694))......................................     __

          (am)     Participation Agreement among Golden American Life Insurance Company, Putnam Variable Trust
                   and Putnam Retail Management, L.P. (incorporated by reference from Exhibit 8(dd) to Amendment
                   No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about
                   October 26, 2001 (File No. 333-63694))...............................................................     __

          (an)     Form of Services Agreement between Golden American Life Insurance Company and the affiliated
                   companies listed on Exhibit B to that Agreement. ....................................................     36

          (ao)     Form of Services Agreement between Golden American Life Insurance Company and ING North
                   American Insurance Corporation, Inc. ................................................................     56

          (ap)     Form of Shared Services Center Services Agreement by and among ING North America Insurance
                   Corporation ("Service Provider") and Ameribest Life Insurance Company, a Georgia corporation;
                   Equitable Life Insurance Company of Iowa, an Iowa corporation; USG Annuity & Life Company, an
                   Oklahoma corporation; Golden American Life Insurance Company, a Delaware corporation; First
                   Columbine Life Insurance Company, a Colorado corporation; Life Insurance Company of Georgia, a
                   Georgia corporation; Southland Life Insurance Company, a Texas corporation; Security Life of
                   Denver Insurance Company, a Colorado corporation; Midwestern United Life Insurance Company, an
                   Indiana corporation; and United Life & Annuity Insurance Company, a Texas corporation................     75


