Form 10-K
period 2001-12-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2002-03-28
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934

For the fiscal year ended December 31, 2001.

Commission file number    33-87272,  333-51353, 333-28765, 333-28681, 333-28743,
                          ------------------------------------------------------
                          333-51949, 333-65009, 333-66745, 333-76941, 333-76945,
                          ------------------------------------------------------
                          333-35592, 333-95511, 333-30186, 333-40596, 333-33924,
                          ------------------------------------------------------
                          333-95457, 333-59386, 333-59398, 333-59408, 333-52320
                          ------------------------------------------------------
                          333-57212, 333-63694, 333-67660, 333-68138, 333-70602
                          ------------------------------------------------------
                          333-63694, 333-57212, 333-76150
                          -------------------------------

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

As of March 27, 2002, 250,000 shares of Common Stock, $10 Par Value, are authorized, issued and outstanding.
As of March 27, 2002, 50,000 shares of Preferred Stock, $5000 Par Value, are authorized.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I (2).

DOCUMENTS INCORPORATED BY REFERENCE
See exhibit index - page 47.                                        Page 1 of 58

PART I
ITEM 1. BUSINESS.

OVERVIEW

Golden American Life Insurance Company ("Golden American"), a wholly owned subsidiary of Equitable Life Insurance Company of Iowa ("Equitable Life" or the "Parent"), is a stock life insurance company organized under the laws of the State of Delaware. Golden American was originally incorporated under the laws of the State of Minnesota on January 2, 1973 in the name of St. Paul Life Insurance Company. Equitable Life is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC") which is an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands. Golden American is authorized to do business in the District of Columbia and all states except New York. Golden American's wholly owned life insurance subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Companies"), is licensed as a life insurance company under the laws of the States of New York and Delaware. See Note 10 of the financial statements for further information regarding related party transactions.

Formerly, from October 24, 1997 until December 30, 2001, EIC directly owned 100% of Golden American's stock. On December 3, 2001, the Board of Directors of EIC approved a plan to contribute its holding of stock of Golden American to another wholly owned subsidiary, Equitable Life. The contribution of stock occurred on December 31, 2001, following approval granted by the Insurance Department of the State of Delaware.

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

Variable and fixed insurance products currently offered by the Companies include twelve variable annuity products, and two fixed annuity products. During the year ended December 31, 2001, Golden American began selling four new variable annuity products, GoldenSelect Landmark, SmartDesign Advantage, SmartDesign Variable Annuity and Retirement Solutions- ING Rollover Choice, and two fixed annuity products, FGA New York Flex and FGA New York MYGA. In August 1999, Golden American discontinued offering variable life products. Variable annuities are long-term savings vehicles in which contract owner premiums (purchase payments) are recorded and maintained in subaccounts within a separate account established and registered with the SEC as a unit investment trust. Many of the variable annuities issued by Golden American are combination variable and fixed deferred annuity contracts under which some or all of the premiums may be allocated by the contract owner to a fixed account available under the contract. In addition, First Golden also issues fixed annuity contracts which offer only one or more fixed accounts, and do not provide for allocation to any of the variable subaccounts.

At December 31, 2001, funds on deposit in the Companies' variable and fixed insurance product separate and fixed accounts totaled $11.0 billion and $2.2 billion, respectively ($9.8 billion and $1.1 billion, respectively, at December 31, 2000, and $7.6 billion and $1.0 billion, respectively, at December 31,
1999). Variable and fixed insurance products provide the Companies with fee based revenues including charges for mortality and expense risk, contract administration, and surrender charges. In addition, some contracts provide for a distribution fee collected for a limited number of years after each premium deposit.

MARKETING AND DISTRIBUTION

The Companies continued to expand distribution systems during 2001. Broad-based distribution networks are key to realizing a growing share of the wealth accumulation marketplace. The principal distribution channels of the Companies' variable and fixed insurance products include national wirehouses, regional securities firms, independent National Association of Securities Dealers, Inc. ("NASD") firms with licensed registered representatives, banks, life insurance companies with captive agency sales forces, independent insurance agents and Independent Marketing Organizations. The Companies plan to establish new relationships and increase penetration with key distributors in existing channels. In addition, growth opportunities exist through increased utilization of the ING broker/dealer network and the cross-selling of ING products.

BUSINESS ENVIRONMENT

The current business and regulatory environment presents many challenges to the insurance industry. The variable and fixed annuity competitive environment remains intense and is dominated by a number of large highly-rated insurance companies. Increasing competition from traditional insurance carriers as well as banks and mutual fund companies offers consumers many choices. The economic environment during 2001 was characterized by a relatively weak economy, low interest rates and a volatile equity market which experienced a major decline. However, there is an aging U.S. population which is increasingly concerned about retirement, estate planning, maintaining their standard of living in retirement; and potential reductions in government and employer-provided benefits at retirement, as well as lower public confidence in the adequacy of those benefits. Despite an economic downturn in the near term, these factors should contribute to wealth accumulation needs.

REGULATION

The Companies' insurance operations are conducted in a highly regulated environment. Golden American and First Golden are each subject to the insurance laws of the state in which organized and of the other jurisdictions in which each transacts business. The primary regulator of the Golden American insurance operations is the Commissioner of Insurance for the State of Delaware. First Golden is subject to the regulation of the Superintendent of Insurance for the State of New York. The Companies are also regulated by the Securities and Exchange Commission, and sales of their products are generally regulated by the NASD. See Item 7, Management's Discussion and Analysis of Results of Operations.

ITEM 2. PROPERTIES.

During 2001, Golden American occupied 125,000 square feet of leased space in West Chester, Pennsylvania. From January 1, 2001 to September 30, 2001, First Golden's business operations were housed in a leased facility in New York, New York, where certain of the Company's records were maintained. The 2,568 square feet of office space was leased through 2001. As of October 1, 2001, First Golden's principal office moved to Woodbury, New York.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Registrant is a wholly owned subsidiary of Equitable Life. On December 3, 2001, the Board of Directors of EIC approved a plan to contribute its holding of 100% of the stock of its wholly owned subsidiary, Golden American or the Registrant, to another wholly owned subsidiary, Equitable Life. The contribution of stock occurred on December 31, 2001, following approval granted by the Insurance Department of the State of Delaware. There is no public trading market for the Registrant's common stock.

Under the provisions of the insurance laws of certain states in which Golden American is licensed to sell insurance products, Golden American is required to maintain a minimum total statutory-basis capital and surplus of at least $5 million. Golden American did not pay common stock dividends during 2001, 2000, or 1999.

First Golden is required to maintain a minimum total statutory-basis capital and surplus of no less than $6 million under the provisions of the insurance laws of the State of New York in which it is presently licensed to sell insurance products. First Golden did not pay common stock dividends during 2001, 2000, or 1999.

With regard to restrictions on the payment of dividends, refer to the Liquidity and Capital Resources section.

ITEM 6. SELECTED FINANCIAL DATA.

Information called for by this item is omitted pursuant to General Instruction I
(2) (a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze Golden American's consolidated results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources is provided. This analysis should be read jointly with the consolidated financial statements, related notes, and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report. Golden American reports financial results on a consolidated basis. The consolidated financial statements include the accounts of Golden American and its wholly owned subsidiary, First Golden.

RESULTS OF OPERATIONS
---------------------

PREMIUMS

                                                                                Percentage            Dollar
Year Ended December 31                                             2001           Change              Change          2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    (DOLLARS IN MILLIONS)
Variable annuity premiums:
   Separate account........................................         $621.5          (52.5)%           $(685.8)      $1,307.3
   Fixed account...........................................        1,898.1          139.3             1,105.0          793.1
                                                               ----------------------------------------------------------------
Total variable annuity premiums............................        2,519.6           20.0               419.2        2,100.4
Fixed annuity premiums.....................................            3.1             --                 3.1             --
Variable life premiums.....................................            1.5           (6.3)               (0.1)           1.6
                                                               ----------------------------------------------------------------
Total premiums.............................................       $2,524.2           20.1%             $422.2       $2,102.0
                                                               ================================================================

For the Companies' variable and fixed insurance contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment spread and product charges.

Variable annuity premiums net of reinsurance increased 20.0% in 2001. This increase is primarily due to sales of the Guarantee product, a registered fixed account product introduced in the last quarter of 2000. Sales for this product totaled $962.2 million and $139.1 million in 2001 and 2000, respectively. Also contributing to the increase in variable annuity premiums were sales of new variable annuity products, including GoldenSelect Landmark, SmartDesign Advantage, SmartDesign Variable Annuity, and Retirement Solutions-ING Rollover Choice. Offsetting these increases are higher ceded variable annuity separate account premiums from $1.8 billion in 2000 to $1.9 billion in 2001. Further, there was a reduction of $587.4 million in the sales of variable annuity separate account products in 2001.

During 2001, First Golden began selling two fixed annuity products, Flex Annuity and Multi-Year Guarantee Annuity ("MYGA").

Premiums, net of reinsurance, for variable products from two significant broker/dealers having at least ten percent of total sales for the year ended December 31, 2001 totaled $538.1 million (21% of total premiums), compared to $235.3 million (11%) from a significant broker/dealer for the year ended December 31, 2000. Gross premiums for variable products from two significant broker/dealers (having at least ten percent of total sales) for the year ended December 31, 2001, totaled $985.7 million (22%) of total gross premiums compared to $831.0 million (21%), from two significant broker/dealers for the year ended December 31, 2000.

REVENUES

                                                                                Percentage            Dollar
Year Ended December 31                                             2001           Change              Change          2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   (DOLLARS IN MILLIONS)
Annuity and interest sensitive life product charges........         $163.8           13.0%            $18.9         $144.9
Management fee revenue.....................................           25.1            9.1               2.1           23.0
Net investment income......................................           94.4           47.3              30.3           64.1
Realized losses on investments.............................           (6.5)           1.5               0.1           (6.6)
                                                               ---------------------------------------------------------------
                                                                    $276.8           22.8%            $51.4         $225.4
                                                               ===============================================================

Total revenues increased 22.8%, or $51.4 million, to $276.8 million in 2001. Annuity and interest sensitive life product charges increased 13.0%, or $18.9 million, to $163.8 million in 2001, primarily due to additional fees earned from the higher average level of assets in the variable separate accounts.

Golden American provides certain managerial and supervisory services to Directed Services, Inc. ("DSI"), a wholly owned subsidiary of EIC. The fee paid to Golden American for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $23.1 million for 2001 and $21.3 million for 2000. This increase was due to the increasing average assets in the variable separate accounts.

Net investment income increased 47.3%, or $30.3 million, to $94.4 million in 2001 from $64.1 million in 2000. This was due to a growth during 2001 in invested assets backing the fixed account options within the variable products. This increase is mainly related to the introduction of the Guarantee product at the end of 2000.

During 2001, the Companies had net realized losses on investments of $6.5 million, mainly due to write downs of $4.4 million from eleven impaired fixed maturities, as well as sales of equity securities. In 2000, the Companies had net realized losses on investments of $6.6 million, including a $142,000 write down of an impaired fixed maturity.

EXPENSES

                                                                                Percentage            Dollar
Year Ended December 31                                             2001           Change              Change          2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   (DOLLARS IN MILLIONS)
Insurance benefits and expenses:
   Annuity and interest sensitive life benefits:
     Interest credited to account balances................          $191.9            4.9%             $8.9         $183.0
     Guaranteed benefits reserve change...................            14.0           15.7               1.9           12.1
     Benefit claims incurred in excess of account
      balances............................................             3.2          (34.7)             (1.7)           4.9
   Underwriting, acquisition, and insurance expenses:
     Commissions..........................................           232.4            8.8              18.7          213.7
     General expenses.....................................           113.2           33.3              28.3           84.9
     Insurance taxes, state licenses, and fees............             6.6           46.7               2.1            4.5
     Policy acquisition costs deferred....................          (128.2)          23.9              40.2         (168.4)
     Amortization:
       Deferred policy acquisition costs..................            45.2          (18.1)            (10.0)          55.2
       Value of purchased insurance in force..............             4.4           (8.3)             (0.4)           4.8
       Goodwill...........................................             4.2             --                --            4.2
     Expenses and charges reimbursed under modified
       coinsurance agreements.............................          (225.6)           0.1               0.2         (225.8)
                                                               ---------------------------------------------------------------
                                                                    $261.3           51.0%            $88.2         $173.1
                                                               ===============================================================

Total insurance benefits and expenses increased 51.0%, or $88.2 million, in 2001 from $173.1 million in 2000. Interest credited to account balances increased 4.9%, or $8.9 million, in 2001 from $183.0 million in 2000. This increase was largely due to higher average account balances associated with the Companies' fixed account options, mainly due to the introduction of the Guarantee product in the fourth quarter of 2000. This was partially offset by lower premium credits on the Premium Plus product within the variable separate accounts. The premium credit payments decreased by $36.2 million due to a decrease in variable annuity sales of the separate account product.

The guaranteed benefits reserve change was $14.0 million at December 31, 2001, an increase of $1.9 million, mainly due to the downturn in the equity markets.

Commissions increased 8.8%, or $18.7 million, in 2001 from $213.7 million in 2000 due to increased sales of the fixed account options in 2001. Insurance taxes, state licenses, and fees increased 46.7%, or $2.1 million, in 2001 from $4.5 million in 2000. Changes in commissions and insurance taxes, state licenses, and fees are generally related to changes in the level and mix or composition of fixed and variable product sales. Most costs incurred as the result of sales have been deferred, having little impact on current earnings.

General expenses increased 33.3%, or $28.3 million, in 2001 from $84.9 million in 2000. The Companies use a network of wholesalers to distribute products, and the salaries and sales bonuses of these wholesalers are included in general expenses. The portion of these salaries and related expenses that varies directly with production levels is deferred, thus having little impact on current earnings. Contributing to the increase in general expenses are additional salary expenses and cost allocations during 2001. The increase in general expenses was partially offset by reimbursements received from the Companies' affiliates including DSI, Equitable Life, ING Mutual Funds Management Co., LLC, Security Life of Denver Insurance Company, Southland Life Insurance Company, and United Life & Annuity Insurance Company, for certain advisory, computer, and other resources and services provided by the Companies.

The Companies' previous balances of deferred policy acquisition costs ("DPAC"), value of purchased insurance in force ("VPIF"), and unearned revenue reserve were eliminated and a new asset of $44.3 million representing VPIF was established for all policies in force at the Merger Date. During 2001 and 2000, VPIF was adjusted to increase amortization by $648,000 and $1.6 million, respectively, to reflect changes in the assumptions related to the timing of estimated gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 2001 is $3.1 million in 2002, $2.8 million in 2003, $2.4 million in 2004, $1.9 million in 2005, and $1.4 million in 2006. Actual amortization may vary based upon changes in assumptions and experience.

Policy acquisition costs deferred decreased $40.2 million, or 23.9%, in 2001. The decline in the policy acquisition costs deferred was mainly due to an increase in the amount of deferred costs that have been offset due to modified coinsurance agreements. Further, there was a lower deferral of the premium credit on the Premium Plus product, slightly offset by an increase in deferred commissions. Amortization DPAC decreased $10.0 million, or 18.1%, in 2001. The decrease in the amortization was mainly due to the lower net amount of deferred costs.

Expenses and charges reimbursed under modified coinsurance agreements decreased from $225.8 million for the year ended December 31, 2000 to $225.6 million for the year ended December 31, 2001. This reimbursement is primarily due to a modified coinsurance agreement which was entered into during the second quarter of 2000, with Equitable Life covering a considerable portion of Golden American's variable annuities issued after January 1, 2000, excluding those with an interest rate guarantee. Under this reinsurance agreement, $224.5 million and $218.8 in expenses and charges were reimbursed during 2001 and 2000, respectively. This reimbursement offset deferred policy acquisition costs and non-deferrable costs related to policies reinsured under this agreement.

Interest expense decreased 3.1%, or $0.6 million, in 2001 from $19.9 million in 2000. Interest expense on a $25 million surplus note issued December 1996 and expiring December 2026 was $2.1 million for the year ended December 31, 2001, unchanged from the same period of 2000. Interest expense on a $60 million surplus note issued in December 1998 and expiring December 2028 was $4.4 million for the year ended December 31, 2001, unchanged from the year ended December 31, 2000. Interest expense on a $75 million surplus note, issued September 30, 1999 and expiring September 29, 2029 was $5.8 million for the year ended December 31, 2001, unchanged from the year ended December 31, 2000. Interest expense on a $50 million surplus note, issued December 1999 and expiring December 2029 was $4.1 million for the year ended December 31, 2001, unchanged from the year ended December 31, 2000. Interest expense on a $35 million surplus note issued December 1999 and expiring December 2029 was $2.8 million for the year ended December 31, 2001, and $3.0 million for the year ended December 31, 2000. Golden American also paid $26,000 in 2001 and $482,000 in 2000 to ING America Insurance Holdings, Inc. ("ING AIH") for interest on a reciprocal loan agreement. Interest expense on a revolving note payable with SunTrust Bank, Atlanta was $119,000 and $87,000 for the years ended December 31, 2001 and 2000, respectively.

INCOME

Net loss for 2001 was $4.0 million, a decrease from net income of $19.2 million for 2000. Comprehensive income for 2001 was $3.9 million, a decrease of $20.4 million from comprehensive income of $24.3 million for 2000.

The net loss for Golden American as determined in accordance with statutory accounting practices was $156.4 million in 2001, $71.1 million in 2000, and $85.6 million in 1999. The increase in statutory loss during 2001 was mainly due to increases in expense allocations, acquisition costs, guaranteed death and living benefit reserves, and initial reserves resulting from higher premiums during 2001 as compared to 2000.

FINANCIAL CONDITION
-------------------

RATINGS

Currently, the Companies' ratings are A+ by A. M. Best Company, AA+ by Fitch Ratings, and AA+ by Standard & Poor's Rating Services ("Standard & Poor's").

INVESTMENTS

The financial statement carrying value and amortized cost basis of the Companies' total investments increased 143.3% and 139.9%, respectively, in 2001. All of the Companies' investments, other than mortgage loans on real estate, are carried at fair value in the Companies' financial statements. The increase in the carrying value of the Companies' investment portfolio was mainly due to net purchases, as well as changes in unrealized appreciation and depreciation of fixed maturities. Growth in the cost basis of the Companies' investment portfolio resulted from the investment of premiums from the sale of the Companies' fixed account options mainly due to the introduction of the Guarantee product. The Companies manage the growth of insurance operations in order to maintain adequate capital ratios. To support the fixed account options of the Companies' insurance products, cash flow was invested primarily in fixed maturities and mortgage loans on real estate.

At December 31, 2001, the Companies had 18 investments in default. The Companies' investments had an average yield of 6.3% at December 31, 2001. The Companies estimate the total investment portfolio, excluding policy loans, had a fair value approximately equal to 100.8% of amortized cost value at December 31, 2001.

FIXED MATURITIES: At December 31, 2001, the Companies had fixed maturities with an amortized cost and an estimated fair value of $2.0 billion. The Companies classify 100% of securities as available for sale. Net unrealized appreciation of fixed maturities of $12.4 million was comprised of gross appreciation of $30.0 million and gross depreciation of $17.6 million. Net unrealized holding gains on these securities of $3.8 million were included in stockholder's equity at December 31, 2001 (net of adjustments for VPIF of $0.5 million, DPAC of $6.0 million, and deferred income taxes of $2.1 million).

The individual securities in the Companies' fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's ($1.0 billion or 52.0%), that are rated BBB+ to BBB- by Standard & Poor's ($446.8 million or 22.5%), and below investment grade securities, which are securities issued by corporations that are rated BB+ and lower by Standard & Poor's ($101.1 million or 5.1%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1, 2, 3, 4, or 5, with 1 being the highest rating (totaling $403.5 million or 20.4%), and investments with a rating of 6 on which impairment writedowns have been recognized ($0.3 million or 0.0%). The Companies' fixed maturity investment portfolio had a combined yield at amortized cost of 6.5% on December 31, 2001.

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

At December 31, 2001, the amortized cost value of the Companies' total investment in below investment grade securities, excluding mortgage-backed securities, was $82.8 million, or 3.6%, of the Companies' investment portfolio. The Companies intend to purchase additional below investment grade securities, but do not expect the percentage of the portfolio invested in such securities to exceed 10% of the investment portfolio. At December 31, 2001, the average yield at amortized cost on the Companies' below investment grade portfolio was 8.5% compared to 6.5% for the Companies' investment grade corporate bond portfolio. The Companies estimate the fair value of the below investment grade portfolio was $82.7 million, or 99.9% of amortized cost value, at December 31, 2001.

Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer.

Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Companies attempt to reduce the overall risk in the below investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

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

In 2001, fixed maturities designated as available for sale with a combined amortized cost of $881.1 million were sold, called, or repaid by their issuers. In total, net pre-tax losses from sales, calls, and repayments of fixed maturities amounted to $0.5 million in 2001.

In 2001, Golden American determined that the carrying value of eleven impaired fixed maturity investments exceeded their estimated net realizable value. As a result, during 2001, Golden American recognized a total pre-tax loss of approximately $4.4 million to reduce the carrying value of all impaired fixed maturity investments to their net realizable value of $5.5 million.

EQUITY SECURITIES: Equity securities with a cost of $8.6 million were redeemed during 2001, resulting in a realized loss of $1.6 million. At December 31, 2001, the Companies owned equity securities with a cost of $74,000.

MORTGAGE LOANS ON REAL ESTATE: Mortgage loans on real estate represent 9.6% of the Companies' investment portfolio. Mortgages outstanding at amortized cost were $213.9 million at December 31, 2001 with an estimated fair value of $219.2 million. The Companies' mortgage loan portfolio includes 79 loans with an average size of $2.7 million. The Companies' mortgage loans on real estate are typically secured by occupied buildings in major metropolitan locations and are diversified by type of property and geographic location. Mortgage loans on real estate have been analyzed by geographical location with concentrations by state identified as Ohio (20% in 2001 and 4% in 2000) and California (18% in 2001 and 15% in 2000). There are no other concentrations of mortgage loans on real estate in any state exceeding ten percent of the Companies' mortgage loans investment at December 31, 2001 and 2000. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in multi-family apartments (36% in 2001 and 10% in 2000), industrial buildings (19% in 2001, 35% in 2000), retail facilities (20% in 2001, 18% in 2000), and office buildings (21% in 2001, 29% in 2000). At December 31, 2001, the average yield on the Companies' mortgage loan portfolio was 7.1%.

At December 31, 2001, no mortgage loan on real estate was delinquent by 90 days or more. The Companies' loan investment strategy is consistent with other life insurance subsidiaries of ING in the United States. The Companies have experienced a historically low default rate in their mortgage loan portfolios.

OTHER ASSETS

Reinsurance recoverables increased $22.0 million during 2001, due largely to an increase of $14.2 million in reinsurance reserves from an intercompany reinsurance agreement between Golden American and Security Life of Denver International, Ltd.. On December 28, 2000, effective January 1, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International, Ltd., an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits. Negative equity market returns during 2001 led to the increase in the reinsurance reserves under this agreement.

Amounts due from affiliates were $20,000 and $38.8 million at December 31, 2001 and 2000, respectively. At December 31, 2000, the Companies had a receivable of $35.0 million related to a capital contribution from EIC, which was settled during 2001.

Accrued investment income increased $13.2 million during 2001, due to an increase in investments in fixed maturities in 2001, which lead to an increase in investment income from fixed maturities.

DPAC represents certain deferred costs of acquiring insurance business, principally first year commissions and interest bonuses, premium credits, and other expenses related to the production of business after the Merger Date. The Companies' previous balances of DPAC and VPIF were eliminated as of the Merger Date, and an asset representing VPIF was established for all policies in force at the Merger Date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Companies' products are deferred and amortized. At December 31, 2001, the Companies had DPAC and VPIF balances of $709.0 million and $20.2 million, respectively, as compared to DPAC and VPIF balances of $635.1 million and $25.9 million, respectively, at December 31, 2000. During 2001 and 2000, the amount of policy acquisition costs deferred was reduced due to the effects of expenses reimbursed under the modified coinsurance agreements. See Liquidity and Capital Resources for further information regarding the modified coinsurance agreements.

Goodwill totaling $169.0 million, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the Merger Date. Accumulated amortization of goodwill as of December 31, 2001 was $17.6 million.

Other assets decreased $19.2 million during 2001, due mainly to a decrease in the receivable for securities sold.

At December 31, 2001, the Companies had $11.0 billion of separate account assets compared to $9.8 billion at December 31, 2000. The increase in separate account assets resulted from sales of the Companies' variable annuity products, net of redemptions, and from net policyholder transfers to the separate account options from the fixed account options within the variable products. The increase was partially offset by negative equity market returns.

At December 31, 2001, the Companies had total assets of $14.4 billion, a 21.2% increase from December 31, 2000.

LIABILITIES

Future policy benefits for annuity and interest sensitive life products increased $1.1 billion (104.3%), to $2.2 billion reflecting net sales of the Companies' fixed account options, net of transfers to the separate account.

Separate account liabilities increased $1.2 billion (11.5%) to $11.0 billion at December 31, 2001. Net contributions to the separate account were partially offset by a decrease in separate account liabilities resulting from negative equity market returns.

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

Amounts due to affiliates increased by $5.2 million from $19.9 million at December 31, 2000 to $25.1 million at December 31, 2001. This is mainly due to an overpayment by Equitable Life to Golden American of the cash settlement of a liability for the modified coinsurance agreement.

Other liabilities increased $55.9 million from $69.4 million at December 31, 2000 to $125.3 at December 31, 2001, due primarily to the increase in amounts payable for securities purchased. Also contributing to this increase is the timing of the settlement of account transfers and an increase in outstanding checks.

In conjunction with the volume of variable annuity sales, the Companies' total liabilities increased $2.3 billion, or 20.5%, during 2001 and totaled $13.6 billion at December 31, 2001.

The effects of inflation and changing prices on the Companies' financial position are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in stockholder's equity when monetary assets exceed monetary liabilities.

STOCKHOLDER'S EQUITY

Additional paid-in capital increased $196.8 million, or 33.7%, from December 31, 2000 to $780.4 million at December 31, 2001, due to capital contributions from EIC.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability of the Companies to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Companies' principal sources of cash are variable annuity premiums and product charges, investment income, maturing investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, repayment of debt, as well as withdrawals and surrenders.

Net cash provided by operating activities was $239.9 million in 2001 compared to net cash provided by operating activities of $72.7 million in 2000. The Companies have predominantly had negative cash flows from operating activities since Golden American started issuing variable insurance products in 1989. These negative operating cash flows result primarily from the funding of commissions and other deferrable expenses related to the continued growth in the sales of variable annuity products. For 2001 and 2000, negative operating cash flows have been offset by the effects of a modified coinsurance agreement entered into during the second quarter of 2000 with Equitable Life. This resulted in a net cash settlement of $224.5 million during 2001. For 2000, this modified coinsurance resulted in a net cash settlement of $218.8 million. A further source of cash provided from operating activities is the decrease in other assets and receivables from affiliates, together with an increase in other liabilities and payables to affiliates.

Net cash used in investing activities was $1.3 billion during 2001 as compared to net cash provided by investing activities of $49.3 million in 2000. This increase in the net cash used in investing activities is primarily due to net purchases of fixed maturities and mortgage loans on real estate during 2001 versus net sales for these types of investments in 2000. Net purchases of fixed maturities reached $1.2 billion in 2001 versus net sales of $51.1 million in 2000. Net purchases of mortgage loans on real estate reached $114.3 million in 2001 versus net purchases of $0.2 million during the same period in 2000. These investment purchases were mainly due to an increase in sales of the Companies' fixed account options, primarily from the introduction of the Guarantee product in the fourth quarter of 2000.

Net cash provided by financing activities was $1.1 billion during 2001 as compared to net cash used in financing activities of $51.9 million during the prior year. In 2001, net cash provided by financing activities was positively impacted by net fixed account deposits of $1.8 billion compared to $660.4 million in 2000 primarily due to the introduction of the Guarantee product in the fourth quarter of 2000. In 2001, net cash provided by financing activities was also positively impacted by an increase in capital contributions from EIC.

The Companies received $196.8 million in capital contributions from EIC in 2001 compared to $115.0 million in 2000. Offsetting these increases, during 2001, were net reallocations to the Companies' separate accounts, which increased to $902.9 million from $825.9 million during the prior year.

The Companies' liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. Golden American maintains a $65.0 million reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), and the
Companies have established an $85.0 million revolving note facility with SunTrust Bank. This revolving note payable was amended and restated in April 2001 with an expiration date of May 31, 2002. Management believes that these sources of liquidity are adequate to meet the Companies' short-term cash obligations.

Based on current trends, the Companies expect to continue to use net cash in operating activities, given the continued growth of annuity sales. It is anticipated that a continuation of capital contributions from its Parent, the issuance of additional surplus notes, and/or the use of modified coinsurance agreements will cover these net cash outflows. ING AIH is committed to the sustained growth of Golden American. During 2002, ING AIH will maintain Golden American's statutory capital and surplus at the end of each quarter at a level such that: 1) the ratio of Total Adjusted Capital divided by Company Action Level Risk Based Capital exceeds 300%; 2) the ratio of Total Adjusted Capital (excluding surplus notes) divided by Company Action Level Risk Based Capital exceeds 200%; and 3) Golden American's statutory capital and surplus exceeds the "Amounts Accrued for Expense Allowances Recognized in Reserves" as disclosed on page 3, Line 13 of Golden American's statutory statement.

During 2000 and 2001, Golden American occupied 125,000 square feet of leased space in West Chester, Pennsylvania. From January 1, 2001 to September 30, 2001, First Golden's principal office was located in New York, New York, where certain of the Company's records were maintained. As of October 1, 2001, First Golden's principal office moved to Woodbury, New York.

The ability of Golden American to pay dividends to the Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 2002, Golden American cannot pay dividends to Equitable Life without prior approval of statutory authorities. Golden American did not pay common stock dividends during 2001, 2000, or 1999.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing. The management of First Golden does not anticipate paying dividends to Golden American during 2002. First Golden did not pay common stock dividends during 2001, 2000, or 1999.

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

REINSURANCE: At December 31, 2001, Golden American had reinsurance treaties with five unaffiliated reinsurers and three affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life covering a considerable portion of Golden American's variable annuities issued after January 1, 2000, excluding those with an interest rate guarantee.

On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International, Ltd., an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued after January 1, 2000. Golden American also obtained an irrevocable letter of credit was obtained through Bank of New York in the amount of $25 million related to this agreement. Effective December 24, 2001, the letter of credit amount was revised to $70 million.

On December 29, 2000, First Golden entered into a reinsurance treaty with London Life Reinsurance Company of Pennsylvania, an unaffiliated reinsurer, covering the minimum guaranteed death benefits of First Golden's variable annuities issued on or after January 1, 2000.

MARKET RISK AND RISK MANAGEMENT
-------------------------------

Asset/liability management is integrated into many aspects of the Companies' operations, including investment decisions, product development, and crediting rates determination. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include anticipated contractholder behavior, and variable separate account performance.

Contractholders bear the majority of the investment risks related to variable insurance products. The Companies' products also provide certain minimum death and guaranteed living benefits; the Companies' liabilities related to these benefits which depend in part on the performance of the variable separate accounts. Currently, the majority of death and living benefit risks are reinsured, which protects the Companies from adverse mortality experience and prolonged capital market decline.

A surrender, partial withdrawal, transfer, or annuitization made prior to the end of a guarantee period under a fixed account or product may be subject to a market value adjustment. As the majority of the liabilities in the fixed account are subject to market value adjustment, the Companies do not face a material amount of market risk volatility. The fixed account liabilities are supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available for sale. This enables the Companies to respond to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Companies' asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

On the basis of these analyses, management believes there is currently no material solvency risk to the Companies. With respect to a 10% drop in equity values from year end 2001 levels, variable separate account funds, which represent 84% of the Companies' in force business, pass the risk in underlying fund performance to the contractholder (except for certain minimum benefits guarantees, described above). With respect to interest rate movements up or down 100 basis points from year end 2001 levels, the remaining 16% of the in force are fixed account funds, and almost all of these have market value adjustments which provide significant protection to the Companies against changes in interest rates.

CRITICAL ACCOUNTING POLICIES
----------------------------

GENERAL

We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements and Management's Discussion and Analysis.

AMORTIZATION OF DEFERRED ACQUISITION COSTS AND VALUE OF PURCHASED INSURANCE IN FORCE

We amortize our deferred policy acquisition costs and value of purchased insurance in force on our annuity contracts in proportion to estimated gross profits. The amortization is adjusted to reflect actual gross profits over the life of the contracts (up to 30 years for annuity contracts). Our estimated gross profits are computed based on assumptions related to the underlying contracts including, but not limited to, charges assessed against policyholders, margins, lapse, persistency, expenses and asset growth rates.

Our current estimated gross profits include certain judgments concerning charges assessed against policyholders, margins, lapse, persistency, expenses and asset growth that are based on a combination of actual company experience and historical market experience of equity and fixed income returns. Estimated gross profits are adjusted periodically to take into account the actual experience to date and changes in assumptions as regards the future. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings.

INCOME TAXES

The Companies establish reserves for possible proposed adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against any such adjustments.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

Any forward-looking statement contained herein or in any other oral or written statement by the Companies or any of their officers, directors, or employees is qualified by the fact that actual results of the Companies may differ materially from such statement, among other risks and uncertainties inherent in the Companies' business, due to the following important factors:

1. Prevailing interest rate levels and equity performance, which may affect the ability of the Companies to sell their products, the market value and liquidity of the Companies' investments, fee revenue, and the lapse rate of the Companies' products, notwithstanding product design features intended to enhance persistency of the Companies' products.

2. Changes in the federal income tax laws and regulations, which benefit the tax treatment of investments that compete with annuity products for retirement savings may adversely affect the tax treatment of the Companies' products and benefits thereunder.

3. Changes in the regulation of financial services, including potential federal regulation of insurance, bank sales, and underwriting of insurance products, which may affect the competitive environment for the Companies' products.

4. Increasing competition from other market participants for the sale of annuity products.

5. Other factors that could affect the performance of the Companies, including, but not limited to, market conduct claims against the Companies and/or firms selling the Companies' product, litigation, insurance industry insolvencies, availability of competitive reinsurance on new business, investment performance of the underlying portfolios of the variable products, variable product design, and sales volume by significant sellers of the Companies' variable products.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


REPORT OF INDEPENDENT AUDITORS

--------------------------------------------------------------------------------

The Board of Directors and Stockholder
Golden American Life Insurance Company

We have audited the accompanying consolidated balance sheets of Golden American Life Insurance Company as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden American Life Insurance Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                         s/ Ernst & Young LLP


Atlanta, Georgia
March 15, 2002



                                                     CONSOLIDATED BALANCE SHEETS
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    December 31, 2001       December 31, 2000
                                                                                 -----------------------------------------------
ASSETS

 Investments:
   Fixed maturities, available for sale, at fair value
     (cost: 2001 - $1,982,527; 2000 - $798,751).............................             $1,994,913                $792,578
   Equity securities, at fair value (cost: 2001 - $74; 2000 - $8,611).......                     55                   6,791
   Mortgage loans on real estate............................................                213,883                  99,916
   Policy loans.............................................................                 14,847                  13,323
   Short-term investments...................................................                 10,021                   5,300
                                                                                 -----------------------------------------------
Total investments...........................................................              2,233,719                 917,908

Cash and cash equivalents...................................................                195,726                 164,682

Reinsurance recoverable.....................................................                 27,151                  19,331

Reinsurance recoverable from affiliates ....................................                 28,800                  14,642

Due from affiliates.........................................................                     20                  38,786

Accrued investment income...................................................                 22,771                   9,606

Deferred policy acquisition costs...........................................                709,042                 635,147

Value of purchased insurance in force.......................................                 20,203                  25,942

Current income taxes recoverable............................................                    400                     511

Property and equipment, less allowances for depreciation
   of $10,624 in 2001 and $5,638 in 2000....................................                 10,468                  14,404

Goodwill, less accumulated amortization of $17,600 in 2001
   and $13,376 in 2000......................................................                151,363                 155,587

Other assets................................................................                 12,788                  32,019

Separate account assets.....................................................             10,958,191               9,831,489
                                                                                 -----------------------------------------------
Total assets................................................................            $14,370,642             $11,860,054
                                                                                 ===============================================

SEE ACCOMPANYING NOTES.

                                               CONSOLIDATED BALANCE SHEETS - CONTINUED
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                                    December 31, 2001       December 31, 2000
                                                                                 ------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY

Policy liabilities and accruals:
   Future policy benefits:
     Annuity and interest sensitive life products.........................                $2,178,189               $1,062,891
     Unearned revenue reserve.............................................                     6,241                    6,817
  Other policy claims and benefits........................................                       836                       82
                                                                                 ------------------------------------------------
                                                                                           2,185,266                1,069,790

Surplus notes.............................................................                   245,000                  245,000
Revolving note payable....................................................                     1,400                       --
Due to affiliates.........................................................                    25,080                   19,887
Deferred income tax liability.............................................                    12,612                    7,377
Other liabilities.........................................................                   125,264                   69,374
Separate account liabilities..............................................                10,958,191                9,831,489
                                                                                 ------------------------------------------------
                                                                                          13,552,813               11,242,917

Commitments and contingencies

Stockholder's equity:
  Preferred Stock, par value $5,000 per share, authorized
     50,000 shares........................................................                        --                       --
  Common stock, par value $10 per share, authorized,
     issued, and outstanding 250,000 shares...............................                     2,500                    2,500
  Additional paid-in capital..............................................                   780,436                  583,640
  Accumulated other comprehensive gain (loss).............................                     3,804                   (4,046)
  Retained earnings.......................................................                    31,089                   35,043
                                                                                 ------------------------------------------------
Total stockholder's equity................................................                   817,829                  617,137
                                                                                 ------------------------------------------------
Total liabilities and stockholder's equity................................               $14,370,642              $11,860,054
                                                                                 ================================================











SEE ACCOMPANYING NOTES.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (DOLLARS IN THOUSANDS)




Year Ended December 31                                                      2001               2000               1999
                                                                  ---------------------------------------------------------
Revenues:
   Annuity and interest sensitive life product charges........            $163,805           $144,877            $82,935
   Management fee revenue.....................................              25,079             22,982             11,133
   Net investment income......................................              94,396             64,140             59,169
   Realized losses on  investments............................              (6,470)            (6,554)            (2,923)
                                                                  ---------------------------------------------------------
                                                                           276,810            225,445            150,314

Insurance benefits and expenses:
   Annuity and interest sensitive life benefits:
     Interest credited to account balances....................             191,885            183,003            175,257
     Guaranteed benefits reserve change.......................              14,015             12,085                  -
     Benefit claims incurred in excess of account balances....               3,182              4,943              6,370
   Underwriting, acquisition, and insurance expenses:
     Commissions..............................................               2,686              4,836              6,847
     Commissions - affiliates.................................             229,726            208,883            181,536
     General expenses.........................................             113,259             84,936             60,205
     Insurance taxes, state licenses, and fees................               6,610              4,528              3,976
     Policy acquisition costs deferred........................            (128,249)          (168,444)          (346,396)
     Amortization:
      Deferred policy acquisition costs.......................              45,229             55,154             33,119
      Value of purchased insurance in force...................               4,403              4,801              6,238
      Goodwill................................................               4,224              4,224              4,224
    Expenses and charges reimbursed under modified
     coinsurance agreements...................................              (1,085)            (7,030)            (9,247)
    Expenses and charges reimbursed under modified
     coinsurance agreements - affiliates......................            (224,549)          (218,757)                --
                                                                  ---------------------------------------------------------
                                                                           261,336            173,162            122,129

Interest expense..............................................              19,252             19,867              8,894
                                                                  ---------------------------------------------------------
                                                                           280,588            193,029            131,023
                                                                  ---------------------------------------------------------
Income (loss) before income taxes.............................              (3,778)            32,416             19,291

Income taxes..................................................                 176             13,236              8,077
                                                                  ---------------------------------------------------------

Net income (loss).............................................             $(3,954)           $19,180            $11,214
                                                                  =========================================================











SEE ACCOMPANYING NOTES.

                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                           (DOLLARS IN THOUSANDS)


                                                                                      Accumulated
                                                                   Additional               Other                         Total
                                                         Common       Paid-in       Comprehensive    Retained     Stockholder's
                                                          Stock       Capital       Income (Loss)    Earnings            Equity
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1998...................          $2,500      $347,640              $(895)      $4,649          $353,894
   Comprehensive income:
     Net income................................              --            --                 --       11,214            11,214
     Change in net unrealized investment
       losses..................................              --            --             (8,259)          --            (8,259)
                                                                                                                -----------------
   Comprehensive income........................                                                                           2,955
   Contribution of capital.....................              --       121,000                 --           --           121,000
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1999...................          $2,500      $468,640            $(9,154)     $15,863          $477,849
   Comprehensive income:
     Net income................................              --            --                 --       19,180            19,180
     Change in net unrealized investment
       gains ..................................              --            --              5,108           --             5,108
                                                                                                                -----------------
   Comprehensive income........................                                                                          24,288
   Contribution of capital.....................              --       115,000                 --           --           115,000
                                                    -----------------------------------------------------------------------------
Balance at December 31, 2000...................          $2,500      $583,640            $(4,046)     $35,043          $617,137
   Comprehensive income:
     Net loss..................................              --            --                 --       (3,954)           (3,954)
     Change in net unrealized investment
       gains ..................................              --            --              7,850           --             7,850
                                                                                                                -----------------
   Comprehensive income........................                                                                           3,896
   Contribution of capital.....................              --       196,796                 --           --           196,796
                                                    -----------------------------------------------------------------------------
Balance at December 31, 2001...................          $2,500      $780,436             $3,804      $31,089          $817,829
                                                    =============================================================================
















SEE ACCOMPANYING NOTES.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (DOLLARS IN THOUSANDS)




Year Ended December 31                                                   2001            2000              1999
                                                                   ---------------------------------------------------
OPERATING ACTIVITIES
Net income (loss).............................................            $(3,954)         $19,180         $11,214
Adjustments to reconcile net income to net cash
  provided by (used in) operations:
   Adjustments related to annuity and
     interest sensitive life products:
     Interest credited and other charges on
       interest sensitive products............................            191,885          183,003         175,257
     Charges for mortality and administration.................               (341)            (313)            524
     Change in unearned revenues..............................               (576)             517           2,460
   Increase in policy liabilities and accruals................                754               74               8
   Increase in guaranteed benefits reserve....................             28,173           26,727              --
   Decrease (increase) in accrued investment income...........            (13,165)           1,592          (1,553)
   Policy acquisition costs deferred..........................           (128,249)        (168,444)       (346,396)
   Amortization of deferred policy acquisition costs..........             45,229           55,154          33,119
   Amortization of value of purchased insurance in force......              4,403            4,801           6,238
   Change in other assets, due to/from affiliates, other
     liabilities, and accrued income taxes....................            108,578          (78,482)         24,845
   Provision for depreciation and amortization................              1,341            9,062           9,296
   Provision for deferred income taxes........................               (606)          13,282           8,077
   Realized losses on investments.............................              6,470            6,554           2,923
                                                                   ---------------------------------------------------
Net cash provided by (used in) operating activities...........            239,942           72,707         (73,988)
                                                                   ---------------------------------------------------

INVESTING ACTIVITIES
Sale, maturity, or repayment of investments:
   Fixed maturities - available for sale......................            880,688          205,136         220,547
   Mortgage loans on real estate..............................            135,996           12,701           6,572
   Equity securities..........................................              6,956            6,128              --
   Policy loans - net.........................................                 --              834              --
   Short-term investments - net...............................                 --               --             980
                                                                   ---------------------------------------------------
                                                                        1,023,640          224,799         228,099
Acquisition of investments:
   Fixed maturities - available for sale......................         (2,070,849)        (154,028)       (344,587)
   Equity securities..........................................                (40)              --              --
   Mortgage loans on real estate..............................           (250,314)         (12,887)         (9,659)
   Policy loans - net.........................................             (1,524)              --          (2,385)
   Short-term investments - net...............................             (4,721)          (5,300)             --
                                                                   ---------------------------------------------------
                                                                       (2,327,448)        (172,215)       (356,631)
Issuance of reciprocal loan agreement receivables.............                 --          (16,900)             --
Receipt of repayment of reciprocal loan agreement
  receivables.................................................                 --           16,900              --
Net sale (purchase) of property and equipment.................              1,248           (3,285)         (8,968)
                                                                   ---------------------------------------------------
Net cash provided by (used in) investing activities...........         (1,302,560)          49,299        (137,500)


SEE ACCOMPANYING NOTES.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (DOLLARS IN THOUSANDS)





Year Ended December 31                                                  2001            2000              1999
                                                                  ----------------------------------------------------
FINANCING ACTIVITIES
Proceeds from reciprocal loan agreement
   borrowings with affiliates................................            $69,300         $178,900        $396,350
Repayment of reciprocal loan agreement
   borrowings with affiliates................................            (69,300)        (178,900)       (396,350)
Proceeds from revolving note payable.........................              3,078           67,200         220,295
Repayment of revolving note payable..........................             (1,678)         (68,600)       (218,895)
Proceeds from surplus note with affiliates...................                 --               --         160,000
Receipts from annuity and interest
   sensitive life policies credited to
   account balances..........................................          1,933,148          801,793         773,685
Return of account balances on annuity
   and interest sensitive life policies......................           (134,787)        (141,440)       (146,607)
Net reallocations to separate accounts.......................           (902,895)        (825,848)       (650,270)
Contributions of capital by EIC..............................            196,796          115,000         121,000
                                                                  ----------------------------------------------------
Net cash provided by (used in) financing activities..........          1,093,662          (51,895)        259,208
                                                                  ----------------------------------------------------

Increase in cash and cash equivalents........................             31,044           70,111          47,720
Cash and cash equivalents at beginning of period.............            164,682           94,571          46,851
                                                                  ----------------------------------------------------
Cash and cash equivalents at end of period...................           $195,726         $164,682         $94,571
                                                                  ====================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest..................................................            $14,955          $22,444          $6,392
   Income taxes..............................................                 --              957              --






SEE ACCOMPANYING NOTES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

ORGANIZATION
Golden American, a wholly owned subsidiary of Equitable Life Insurance Company of Iowa ("Equitable Life" or the "Parent"), offers variable insurance products and is licensed as a life insurance company in the District of Columbia and all states except New York. Equitable Life is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC"). First Golden is licensed to sell insurance products in New York and Delaware. The Companies' variable and fixed insurance products are marketed by broker/dealers, financial institutions, and insurance agents. The Companies' primary customers are consumers and corporations.

On December 3, 2001, the Board of Directors of EIC approved a plan to contribute its holding of 100% of the stock of its wholly owned subsidiary, Golden American to another wholly owned subsidiary, Equitable Life. The contribution of stock occurred on December 31, 2001, following approval granted by the Insurance Department of the State of Delaware.

On October 24, 1997 ("the merger date"), PFHI Holding, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") according to the terms of an Agreement and Plan of Merger ("the merger") dated July 7, 1997 among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc., a Delaware corporation.

INVESTMENTS
FIXED MATURITIES: The Companies account for their investments under the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for
Certain Investments in Debt and Equity Securities," which requires fixed maturities to be designated as either "available for sale," "held for investment," or "trading." Sales of fixed maturities designated as "available for sale" are not restricted by SFAS No. 115. Available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholder's equity, after adjustment for related changes in value of purchased insurance in force ("VPIF"), deferred policy acquisition costs ("DPAC"), and deferred income taxes. At December 31, 2001 and 2000, all of the Companies' fixed maturities are designated as available for sale, although the Companies are not precluded from designating fixed maturities as held for investment or trading at some future date.

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

The change in a derivative's fair value is generally to be recognized in current period earnings, unless the derivative is specifically designated as a hedge of an exposure. If certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures. When designated as a hedge, the fair value should be recognized currently in earnings or other comprehensive income, depending on whether such designation is considered a fair value hedge or a cash flow hedge. With respect to fair value hedges, the fair value of the derivative, as well as changes in the fair value of the hedged item, are reported in earnings. For cash flow hedges, changes in the derivatives' fair value are reported in other comprehensive income and subsequently reclassified into earnings when the hedged item affects earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Companies occasionally purchase a financial instrument that contains a derivative that is "embedded" in the instrument. The Companies' insurance products are also reviewed to determine whether they contain an embedded derivative. The Companies assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument or insurance product (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. In cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings, or the Companies are unable to reliably identify and measure the embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.

CASH AND CASH EQUIVALENTS
For purposes of the accompanying Statements of Cash Flows, the Companies consider all demand deposits and interest-bearing accounts not related to the investment function to be cash equivalents. All interest-bearing accounts classified as cash equivalents have original maturities of three months or less.

DEFERRED POLICY ACQUISITION COSTS
Certain costs of acquiring new insurance business, principally first year commissions and interest bonuses, premium credit, and other expenses related to the production of new business have been deferred. Other expenses related to the production of new business that were deferred totaled $28.3 million during 2001, $16.3 million during 2000, and $29.6 million during 1999. Acquisition costs for variable insurance products are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected future gross profits. This amortization is adjusted retrospectively when the Companies revise their estimate of current or future gross profits to be realized from a group of products. DPAC is adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturities the Companies have designated as "available for sale" under SFAS No. 115.

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. For additional information, refer to the Pending Accounting Standards disclosure in Note 1.

FUTURE POLICY BENEFITS
Future policy benefits for divisions of the variable products with fixed interest guarantees are established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges. Interest credited to these policies ranged from 3.00% to 12.00% during 2001, 3.00% to 14.00% during 2000 and 3.00% to 11.00% during 1999. The unearned revenue reserve represents unearned distribution fees. These distribution fees have been deferred and are amortized over the life of the contracts in proportion to expected gross profits.

SEPARATE ACCOUNTS
Assets and liabilities of the separate accounts reported in the accompanying Balance Sheets represent funds separately administered principally for variable contracts. Contractholders, rather than the Companies, bear the investment risk for variable products. At the direction of the contractholders, the separate accounts invest the premiums from the sale of variable products in shares of specified mutual funds. The assets and liabilities of the separate accounts are clearly identified and segregated from other assets and liabilities of the Companies. Under Delaware insurance law, the portion of the separate account assets equal to the reserves and other liabilities of variable contracts cannot be charged with liabilities arising out of any other business the Companies may conduct.

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

DIVIDEND RESTRICTIONS
Golden American's ability to pay dividends to its Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 2002, Golden American cannot pay dividends to its Parent without prior approval of statutory authorities. Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing.

SEGMENT REPORTING
The Companies manage their business as one segment, the sale of variable and fixed insurance products designed to meet customer needs for tax-advantaged saving for retirement and protection from death. Variable insurance products are sold to consumers and corporations throughout the United States.

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

NEW ACCOUNTING STANDARDS:
DERIVATIVES: As of January 1, 2001, the Companies adopted FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133, and certain FAS No. 133 implementation issues. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.

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

RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS: Effective April 2001, the Companies adopted Emerging Issues Task Force Issue "EITF" 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF 99-20 states that interest income earned on retained or purchased beneficial interests in securitized financial assets should be recognized over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income should be revised prospectively for changes in cash flows. Additionally, impairment should be recognized if the fair value of the beneficial interest has declined below its carrying amount and the decline is other than temporary. The impact of adoption was not significant to the Companies financial position or results of operations.

PENDING ACCOUNTING STANDARDS: GOODWILL: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Companies are required to adopt the new rules effective January 1, 2002. The Companies are evaluating the impact of the adoption of these standards and have not yet determined the effect of adoption on their financial position and results of operations.

RECLASSIFICATIONS
Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 financial statement presentation.

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

The net loss for Golden American as determined in accordance with statutory accounting practices was $156.4 million in 2001, $71.1 million in 2000, and $85.6 million in 1999. Total statutory capital and surplus was $451.6 million and $406.9 million at December 31, 2001 and 2000, respectively.

The National Association of Insurance Commissioners has revised the Accounting Practices and Procedures Manual, the guidance that defines statutory accounting principles. The revised manual was effective January 1, 2001, and has been adopted, at least in part, by the States of Delaware and New York, which are the states of domicile for Golden American and First Golden, respectively. The revised manual resulted in changes to the accounting practices that the Companies use to prepare their statutory-basis financial statements. The impact of these changes to the Companies' statutory-basis capital and surplus as of January 1, 2001 was not significant.

3. INVESTMENT OPERATIONS
--------------------------------------------------------------------------------

INVESTMENT RESULTS
Major categories of net investment income are summarized below:


Year Ended December 31,                                       2001               2000                1999
                                                       ----------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)

 Fixed maturities.................................             $83,654            $55,302             $50,352
 Equity securities................................                  --                248                 515
 Mortgage loans on real estate....................              11,205              7,832               7,074
 Policy loans.....................................                 793                516                 485
 Short-term investments and cash and cash
  equivalents.....................................               2,605              2,253               2,583
 Other, net.......................................                 598                543                 388
                                                       ----------------------------------------------------------
 Gross investment income..........................              98,855             66,694              61,397
 Less investment expenses.........................              (4,459)            (2,554)             (2,228)
                                                       ----------------------------------------------------------
 Net investment income............................             $94,396            $64,140             $59,169
                                                       ==========================================================


                                       27


Realized losses on investments follows:


       Year Ended December 31,                                      2001               2000                1999
                                                             ----------------------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
       Fixed maturities, available for sale.............               $(4,848)            $(6,289)            $(2,910)
       Equity securities................................                (1,622)               (213)                 --
       Mortgage loans on real estate....................                     --                (52)                (13)
                                                             ----------------------------------------------------------
       Realized losses on investments...................               $(6,470)            $(6,554)            $(2,923)
                                                             ==========================================================

The change in unrealized appreciation (depreciation) of securities at fair value follows:


       Year Ended December 31,                                      2001               2000                1999
                                                             ----------------------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)

       Fixed maturities, available for sale.............               $18,559            $16,558            $(24,944)
       Equity securities................................                 1,801             (4,198)              5,301
                                                             ----------------------------------------------------------
       Change in unrealized appreciation
          (depreciation) of securities..................               $20,360            $12,360            $(19,643)
                                                             ==========================================================

At December 31, 2001 and December 31, 2000, amortized cost, gross unrealized gains and losses, and estimated fair values of fixed maturities, all of which are designated as available for sale, follows:

                                                                                Gross             Gross           Estimated
  December 31, 2001                                     Amortized          Unrealized        Unrealized                Fair
                                                             Cost               Gains            Losses               Value
----------------------------------------------------------------------------------------------------------------------------
                                                                           (DOLLARS IN THOUSANDS)
  U.S. government and governmental
   agencies and authorities.................             $132,081                $479          $(3,435)            $129,125
  Public utilities..........................               39,775                 345           (1,374)              38,746
  Foreign government........................              143,574               3,326             (213)             146,687
  Corporate securities......................            1,111,798              15,027          (10,037)           1,116,788
  Other asset-backed securities.............              388,250               7,233           (1,647)             393,836
  Mortgage-backed securities................              167,049               3,554             (872)             169,731
                                                 ---------------------------------------------------------------------------
  Total.....................................           $1,982,527             $29,964         $(17,578)          $1,994,913
                                                 ===========================================================================

                                                                                Gross             Gross           Estimated
  December 31, 2000                                     Amortized          Unrealized        Unrealized                Fair
                                                             Cost               Gains            Losses               Value
----------------------------------------------------------------------------------------------------------------------------
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
                                                 ===========================================================================

Short-term investments and cash and cash equivalents have been excluded from the above schedules. Amortized cost approximates fair value for these securities. At December 31, 2001, net unrealized investment gain on fixed maturities designated as available for sale totaled $12,386,000. Appreciation of $3,816,000 was included in stockholder's equity at December 31, 2001 (net of adjustments of $535,000 to VPIF, $5,979,000 to DPAC, and $2,056,000 to deferred income taxes). At December 31, 2000, net unrealized investment loss on fixed maturities designated as available for sale totaled $6,173,000. Depreciation of $1,447,000 was included in stockholder's equity at December 31, 2000 (net of adjustments of $801,000 to VPIF, $3,146,000 to DPAC, and $779,000 to deferred income taxes).

At December 31, 2001, net unrealized depreciation on equity securities was comprised entirely of gross depreciation of $19,000. At December 31, 2000, net unrealized depreciation on equity securities was comprised entirely of gross depreciation of $1,820,000.

Amortized cost and estimated fair value of fixed maturities designated as available for sale, by contractual maturity, at December 31, 2001 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Amortized               Estimated
December 31, 2001                                             Cost              Fair Value
-------------------------------------------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)
Due within one year.....................                  $78,928                $79,718
Due after one year through five years...                  369,061                377,078
Due after five years through ten years..                  731,087                729,731
Due after ten years.....................                  248,152                244,819
                                             ----------------------------------------------
                                                        1,427,228              1,431,346
Other asset-backed securities...........                  388,250                393,836
Mortgage-backed securities..............                  167,049                169,731
                                             ----------------------------------------------
Total...................................               $1,982,527             $1,994,913
                                             ==============================================

An analysis of sales, maturities, and principal repayments of the Companies' fixed maturities portfolio follows:

                                                                             Gross          Gross         Proceeds
                                                          Amortized       Realized       Realized             from
                                                               Cost          Gains         Losses             Sale
----------------------------------------------------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31, 2001:
Scheduled principal repayments, calls, and
tenders............................................        $168,703           $--            $--          $168,703
Sales..............................................         712,443         6,569         (7,027)          711,985
                                                      ----------------------------------------------------------------
Total..............................................        $881,146        $6,569        $(7,027)         $880,688
                                                      ================================================================

FOR THE YEAR ENDED DECEMBER 31, 2000:
Scheduled principal repayments, calls, and
tenders............................................         $91,158          $122            $(1)          $91,279
Sales..............................................         120,125           285         (6,553)          113,857
                                                      ----------------------------------------------------------------
Total..............................................        $211,283          $407        $(6,554)         $205,136
                                                      ================================================================

FOR THE YEAR ENDED DECEMBER 31, 1999:
Scheduled principal repayments, calls, and
tenders............................................        $141,346          $216          $(174)        $141,388
Sales..............................................          80,472           141         (1,454)          79,159
                                                      ----------------------------------------------------------------
Total..............................................        $221,818          $357        $(1,628)        $220,547
                                                      ================================================================

INVESTMENT VALUATION ANALYSIS: The Companies analyze the investment portfolio at least quarterly in order to determine if the carrying value of any investment has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary. These impairment losses are included in the realized gains and losses on investments in the consolidated statement of operations.

During 2001, Golden American determined that the carrying value of eleven bonds exceeded their estimated net realizable value. As a result, as of December 31, 2001, Golden American recognized a total pre-tax loss of $4.4 million to reduce the carrying value of the bonds to their combined net realizable value of $5.5 million.

During the second quarter of 2000, Golden American determined that the carrying value of an impaired bond exceeded its estimated net realizable value. As a result, on June 30, 2000, Golden American recognized a total pre-tax loss of approximately $142,000 to reduce the carrying value of the bond to its net realizable value of $315,000 at December 31, 2000.

During the fourth quarter of 1998, Golden American determined that the carrying value of two bonds exceeded their estimated net realizable value. As a result, at December 31, 1998, Golden American recognized a total pre-tax loss of $973,000 to reduce the carrying value of the bonds to their combined net realizable value of $2,919,000. During the second quarter of 1999, further information was received regarding these bonds and Golden American determined that the carrying value of the two bonds exceeded their estimated net realizable value. As a result, at June 30, 1999, Golden American recognized a total pre-tax loss of $1,639,000 to further reduce the carrying value of the bonds to their combined net realizable value of $1,137,000. During the years 2000 and 2001, these bonds had no further reduction in carrying value.

INVESTMENTS ON DEPOSIT: At December 31, 2001, bonds with a par value of $6,870,000, unchanged from December 31, 2000, were on deposit with regulatory authorities pursuant to certain statutory requirements.

INVESTMENT DIVERSIFICATIONS: The Companies' investment policies require diversification by asset type and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as applicable regulatory requirements. The following percentages relate to holdings at December 31, 2001 and December 31, 2000. Fixed maturities includes investments in industrials (37% in 2001, 29% in 2000), governmental securities (18% in 2001, 3% in 2000), mortgage-backed securities (16% in 2001, 26% in 2000), other asset-backed securities (12% in 2001, 20% in 2000), and financial companies (10% in 2001, 14% in 2000). Mortgage loans on real estate have been analyzed by geographical location with concentrations by state identified as Ohio (20% in 2001 and 4% in 2000) and California (18% in 2001 and 15% in 2000). There are no other concentrations of mortgage loans on real estate in any state exceeding ten percent at December 31, 2001 and 2000. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in multi-family apartments (36% in 2001 and 10% in 2000), industrial buildings (19% in 2001, 35% in 2000), retail facilities (20% in 2001, 18% in 2000), and office buildings (21% in 2001, 29% in 2000). Equity securities are not significant to the Companies' overall investment portfolio.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholder's equity at December 31, 2001.

4. DERIVATIVE INSTRUMENTS
--------------------------------------------------------------------------------

The Companies may from time to time utilize various derivative instruments to manage interest rate and price risk (collectively, market risk). The Companies have appropriate controls in place, and financial exposures are monitored and managed by the Companies as an integral part of their overall risk management program. Derivatives are recognized on the balance sheet at their fair value. At December 31, 2001, the Companies did not utilize any such derivatives.

The estimated fair values and carrying amounts of the Companies' embedded derivatives at December 31, 2001 were $0, net of reinsurance. The estimated fair values and carrying amounts of the embedded derivatives on a direct basis, before reinsurance, were $3.1 million.

The fair value of these instruments was estimated based on quoted market prices, dealer quotations or internal estimates.

5. COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. Other comprehensive income excludes net investment losses included in net income, which merely represent transfers from unrealized to realized gains and losses. These amounts total $3,213,000, $1,751,000, and $1,468,000 in the years ended December 31, 2001, 2000, and 1999, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments to VPIF and DPAC totaling $3,257,000, $4,751,000, and $1,441,000 in the years ended December 31, 2001, 2000, and 1999, respectively.

6. FAIR VALUES OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of estimated fair value of all financial instruments, including both assets and liabilities recognized and not recognized in a company's balance sheet, unless specifically exempted. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires additional disclosures about derivative financial instruments. Most of the Companies' investments, investment contracts, and debt fall within the standards' definition of a financial instrument. Fair values for the Companies' insurance contracts other than investment contracts are not required to be disclosed. In cases where quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accounting, actuarial, and regulatory bodies are continuing to study the methodologies to be used in developing fair value information, particularly as it relates to such things as liabilities for insurance contracts. Accordingly, care should be exercised in deriving conclusions about the Companies' business or financial condition based on the information presented herein.

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

The following compares carrying values as shown for financial reporting purposes with estimated fair values:

December 31                                                             2001                              2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                 Estimated                        Estimated
                                                               Carrying               Fair       Carrying              Fair
                                                                  Value              Value          Value             Value
                                                         -------------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
ASSETS
   Fixed maturities, available for sale...............       $1,994,913         $1,994,913       $792,578           $792,578
   Equity securities..................................               55                 55          6,791              6,791
   Mortgage loans on real estate......................          213,883            219,158         99,916            100,502
   Policy loans.......................................           14,847             14,847         13,323             13,323
   Short-term investments.............................           10,021             10,021        106,775            106,775
   Cash and cash equivalents..........................          195,726            195,726         63,207             63,207
   Separate account assets............................       10,958,191         10,958,191      9,831,489          9,831,489

LIABILITIES
   Annuity products...................................        2,162,381          1,983,833      1,047,932            962,810
   Surplus notes......................................          245,000            358,064        245,000            204,455
   Revolving note payable.............................            1,400              1,400             --                 --
   Separate account liabilities.......................       10,958,191         10,958,191      9,831,489          9,831,489

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

7. VALUE OF PURCHASED INSURANCE IN FORCE
--------------------------------------------------------------------------------

As a result of the merger, a portion of the purchase price was allocated to the right to receive future cash flows from existing insurance contracts. This allocated cost represents VPIF, which reflects the value of those purchased policies calculated by discounting actuarially determined expected future cash flows at the discount rate determined by the purchaser. Interest was accrued at a rate of 7.37% during 2001 (7.32% during 2000, and 7.33% during 1999).

A reconciliation of the change in the VPIF asset follows:


         Year Ended December 31,                                           2001              2000             1999
                                                                 -----------------------------------------------------
                                                                                (DOLLARS IN THOUSANDS)

            Beginning balance..............................              $25,942            $31,727          $35,977
              Accretion of interest........................                1,617              2,016            2,372
              Amortization of asset........................               (6,020)            (6,817)          (8,610)
              Adjustment for unrealized gains (losses) ....               (1,336)              (984)           1,988
                                                                 -----------------------------------------------------
            Ending balance.................................              $20,203            $25,942          $31,727
                                                                 =====================================================

Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 2001, is $3.1 million in 2002, $2.8 million in 2003, $2.4 million in 2004, $1.9 million in 2005, and $1.4 million in 2006. Actual amortization may vary based upon changes in assumptions and experience.

8. INCOME TAXES
--------------------------------------------------------------------------------

Golden American files a consolidated federal income tax return with First Golden. Golden American has a tax allocation agreement with First Golden whereby Golden American charges its subsidiary for taxes it would have incurred were it not a member of the consolidated group and credits the member for losses used in consolidation.

At December 31, 2001, the Companies have net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $345,859,000. Approximately $5,094,000, $3,354,000, $50,449,000, $94,078,000 $91,107,000 and
$101,777,000 of these NOL carryforwards are available to offset future taxable income of the Companies through the years 2011, 2012, 2013, 2014, 2015 and 2016, respectively.

INCOME TAX EXPENSE (BENEFIT)
Income tax expense (benefit) included in the consolidated financial statements follows:


   Year Ended December 31,          2001             2000             1999
                              ------------------------------------------------
                                         (DOLLARS IN THOUSANDS)

      Current................       $782             $(46)             $--
      Deferred...............       (606)          13,282            8,077
                              ------------------------------------------------
                                    $176          $13,236           $8,077
                              ================================================

The effective tax rate on income before income taxes is different from the prevailing federal income tax rate. A reconciliation of this difference follows:




   Year Ended December 31,                    2001          2000        1999
                                          --------------------------------------
                                                  (DOLLARS IN THOUSANDS)

   Income before income taxes............    $(3,778)      $32,416     $19,291
                                          ======================================

   Income tax at federal statutory rate..    $(1,322)      $11,346      $6,752
   Tax effect of:
     Goodwill amortization...............      1,033         1,033       1,033
     Meals and entertainment.............        480           292         199
     Other items.........................        (15)          565          93
                                          --------------------------------------
   Income tax expense ...................       $176       $13,236      $8,077
                                          ======================================

DEFERRED INCOME TAXES

The tax effect of temporary differences giving rise to the Companies' deferred income tax assets and liabilities at December 31, 2001 and 2000 follows:

December 31                                                                            2001                  2000
---------------------------------------------------------------------------------------------------------------------
                                                                                   (DOLLARS IN THOUSANDS)
Deferred tax assets:
   Net unrealized depreciation of securities at fair value...........                      $7                  $637
   Net unrealized depreciation of available for sale fixed
     maturities......................................................                      --                   779
   Future policy benefits............................................                 176,331               163,691
   Net operating loss carryforwards..................................                 121,711                66,380
                                                                         --------------------------------------------
                                                                                      298,049               231,487
Deferred tax liabilities:
   Tax deductible goodwill...........................................                  (3,547)               (2,696)
   Net unrealized appreciation of available for sale fixed
      maturities.....................................................                  (2,056)                   --
   Fixed maturity securities.........................................                 (17,812)              (17,774)
   Deferred policy acquisition costs.................................                (222,781)             (184,743)
   Value of purchased insurance in force.............................                  (6,894)               (8,512)
   Other.............................................................                 (57,571)              (23,723)
                                                                         --------------------------------------------
                                                                                     (310,661)             (237,448)
                                                                         --------------------------------------------
Valuation allowance..................................................                      --                (1,416)
                                                                         --------------------------------------------
Net deferred income tax liability....................................                $(12,612)              $(7,377)
                                                                         ============================================

At December 31, 2001, the Companies reported, for financial statement purposes, net unrealized gains on certain investments that generated deferred tax liabilities which have been recognized for tax purposes. At December 31, 2000, the Companies reported, for financial statement purposes, unrealized losses on certain investments, which have not been recognized for tax purposes. Since it was uncertain as to whether these capital losses, if ever realized, could be utilized to offset capital gains, a valuation allowance was established for the tax effect of the financial statement losses.

The Companies establish reserves for possible proposed adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against any such adjustments.

9. RETIREMENT PLANS AND EMPLOYEE STOCK COMPENSATION
--------------------------------------------------------------------------------

DEFINED BENEFIT PLANS

In 2001, 2000 and 1999, the Companies were allocated their share of the pension liability associated with their employees. During these years, the Companies' employees were covered by the employee retirement plan of Equitable Life. Further, Equitable Life sponsors a defined contribution plan that is qualified under Internal Revenue Code Section 401(k).

As of December 31, 2001, the qualified pension benefit plans of certain United States subsidiaries of ING North America Insurance Corporation ("ING North America"), including Equitable Life, were merged into one plan which will be recognized in ING North America's financial statements. The Companies also transferred their pension liabilities to the Parent at that date. In exchange for these liabilities, the Companies received a capital contribution, net of taxes, from the Parent.

The following tables summarize the benefit obligations and the funded status for pension benefits over the two-year period ended December 31, 2001:

                                                                                   2001                     2000
                                                                         --------------------------------------------------
                                                                                      (Dollars in thousands)
    Change in benefit obligation:
      Benefit obligation at January 1..................................           $7,906                   $4,221
      Service cost.....................................................            1,998                    1,569
      Interest cost....................................................              768                      554
      Actuarial (gain) loss............................................           (2,710)                   1,562
      Plan Amendments..................................................             (171)                      --
      Transfer of benefit obligation to the Parent.....................           (7,791)                      --
                                                                         --------------------------------------------------
      Benefit obligation at December 31................................              $--                   $7,906
                                                                         ==================================================

    Funded status:
      Funded status at December 31 prior to the transfer of the
       benefit obligation to the Parent ..............................           $(7,791)                 $(7,906)
      Unrecognized past service cost .................................            (1,117)                     141
      Unrecognized net loss...........................................                (8)                   1,627
      Transfer of the funded status to the Parent.....................             8,916                       --
                                                                         --------------------------------------------------
      Net amount recognized...........................................               $--                  $(6,138)
                                                                         ==================================================

Prior to the merger of the qualified benefit plans of ING's US subsidiaries at December 31, 2001, the Companies' plan assets were held by Equitable Life, an affiliate. During 1998, the Equitable Life Employee Pension Plan began investing in an undivided interest of the ING-NA Master Trust (the "Master Trust"). Boston Safe Deposit and Trust Company holds the Master Trust's investment assets.

The weighted-average assumptions used in the measurement of the Companies' December 31, 2001 benefit obligation, prior to the merger of the qualified benefit plans of ING, follows:

    December 31                                   2001                   2000
--------------------------------------------------------------------------------

    Discount rate..........................       7.50%                  7.75%
    Expected return on plan assets.........       9.25                   9.25
    Rate of compensation increase..........       4.50                   5.00

The following table provides the net periodic benefit cost for the fiscal years 2001, 2000, and 1999:

Year Ended December 31,                   2001          2000         1999
----------------------------------------------------------------------------
                                               (DOLLARS IN THOUSANDS)

    Service cost.......................   $1,998       $1,569       $1,500
    Interest cost......................      768          554          323
    Unrecognized past service cost.....       11           --           --
                                        ------------------------------------
    Net periodic benefit cost..........   $2,777       $2,123       $1,823
                                        ====================================

There were no gains or losses resulting from curtailments or settlements during 2001, 2000, or 1999.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $0 as of December 31, 2001 and $7,906,000, $4,701,000, and $0, respectively, as of December 31, 2000.

10. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

OPERATING AGREEMENTS: Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Companies. DSI is authorized to enter into agreements with broker/dealers to distribute the Companies' variable products and appoint representatives of the broker/dealers as agents. For the years ended December 31, 2001, 2000, and 1999, the Companies paid commissions to DSI totaling $229,726,000, $208,883,000, and $181,536,000, respectively.

Golden American provides certain managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the years ended December 31, 2001, 2000, and 1999, the fee was $23,138,000, $21,296,000, and $10,136,000,
respectively.

Effective January 1, 1998, the Companies have an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Companies record a fee based on the value of the assets under management. The fee is payable quarterly. For the years ended December 31, 2001, 2000, and 1999, the Companies incurred fees of $4,392,000, $2,521,000, and $2,227,000, respectively, under this agreement.

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

Golden American provides certain advisory, computer, and other resources and services to Equitable Life. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $8,192,000, $6,193,000, and $6,107,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

The Companies have a service agreement with Equitable Life in which Equitable Life provides administrative and financial related services. Under this agreement, the Companies incurred expenses of $309,000, $1,270,000, and $1,251,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

During 2001, the State of Delaware Insurance Department approved expense sharing agreements with ING America Insurance Holdings, Inc. ("ING AIH") for administrative, management, financial, and information technology services. Under these agreements with ING AIH, Golden American incurred expenses of $23,153,000 for the year ended December 31, 2001.

First Golden provided resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Companies, totaled $139,000, $223,000, and $387,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Golden American provides resources and services to ING Mutual Funds Management Co., LLC, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $478,000, $455,000, and $244,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Golden American provides resources and services to United Life & Annuity Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by Golden American, totaled $383,000, $593,000 and $460,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

The Companies provide resources and services to Security Life of Denver Insurance Company, an affiliate. Revenues for these services, which reduced general expenses incurred by the Companies, totaled $326,000, $261,000 and $216,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

The  Companies  provide  resources  and  services to  Southland  Life  Insurance
Company, an affiliate. Revenues for these services, which reduce general expenses incurred by the Companies, totaled $132,000, $115,000 and $103,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

In 2001, 2000, and 1999, the Companies received 14.0%, 11.3%, and 10.0% of total
premiums,  net  of  reinsurance,   for  variable  products  sold  through  eight
affiliates as noted in the following table:


Year Ended December 31,                               2001              2000              1999
-----------------------------------------------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS)

   LSSI......................................             $124.4           $127.0            $168.5
   Vestax Securities Corporation.............               35.3             47.2              88.1
   DSI.......................................                1.1              1.4               2.5
   Multi-Financial Securities Corporation....               26.2             38.6              44.1
   IFG Network Securities, Inc...............               12.8             23.1              25.8
   Washington Square ........................               99.2             44.6                --
   Primevest.................................               46.0              6.2                --
   Compulife.................................                6.6              2.7                --
                                                -----------------------------------------------------
   Total.....................................             $351.6           $290.8            $329.0
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

Under this agreement, Golden American received a net reimbursement of expenses and charges of $224.5 million and $218.8 million for the years ended December 31, 2001 and 2000, respectively. This was offset by a decrease in policy acquisition costs deferred of $257.5 million and $223.7 million, respectively, for the same periods. As at December 31, 2001 and 2000, Golden American also had a payable to Equitable Life of $22.6 million and $16.3 million, respectively, due to the overpayment by Equitable Life of the cash settlement for the modified coinsurance agreement.

REINSURANCE AGREEMENT COVERING MINIMUM GUARANTEED BENEFITS: On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International, Ltd., an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued on or after January 1, 2000. Golden American also obtained an irrevocable letter of credit through Bank of New York in the amount of $25 million related to this agreement. Effective December 24, 2001, the letter of credit amount was revised to $70 million. Under this agreement, Golden American recorded a reinsurance recoverable of $28.8 million and $14.6 million at December 31, 2001 and 2000, respectively.

RECIPROCAL LOAN AGREEMENT: Golden American maintains a reciprocal loan agreement with ING AIH, a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective January 1, 1998 and expires December 31, 2007, Golden American and ING AIH can borrow up to $65,000,000 from one another. Prior to lending funds to ING AIH, Golden American must obtain the approval from the Department of Insurance of the State of Delaware. Interest on any Golden American borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, Golden American incurred interest expense of $26,000, $481,000, and $815,000 for the years ended

December 31, 2001, 2000, and 1999, respectively. At December 31, 2001, 2000, and 1999, Golden American did not have any borrowings or receivables from ING AIH under this agreement.

SURPLUS NOTES:  On December 30, 1999,  Golden  American issued an 8.179% surplus note in the  amount of  $50,000,000  to  Equitable  Life.  The note  matures  on
December 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $4,089,000 and $4,112,000 for the years ended December 31, 2001 and 2000, respectively. Golden American incurred no interest expense during the year ended December 31, 1999.

On December 8, 1999, Golden American issued a 7.979% surplus note in the amount of $35,000,000 to First Columbine Life Insurance Company ("First Columbine"), an affiliate. The note matures on December 7, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $2,792,000, $2,961,000, and $0 for the years ended December 31, 2001, 2000, and
1999, respectively.

On September 30, 1999, Golden American issued a 7.75% surplus note in the amount of $75,000,000 to ING AIH. The note matures on September 29, 2029. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $5,813,000, $5,813,000, and $1,469,000 for the years ended December 31, 2001, 2000, and 1999, respectively. On December 30, 1999, ING AIH assigned the note to Equitable Life.

On December 30, 1998, Golden American issued a 7.25% surplus note in the amount of $60,000,000 to Equitable Life. The note matures on December 29, 2028. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Under this agreement, Golden American incurred interest expense of $4,350,000 in 2001, unchanged from 2000 and 1999.

On December 17, 1996, Golden American issued an 8.25% surplus note in the amount of $25,000,000 to Equitable. The note matures on December 17, 2026. Payment of the note and related accrued interest is subordinate to payments due to policyholders, claimant, and beneficiary claims, as well as debts owed to all other classes of debtors of Golden American. Any payment of principal made is subject to the prior approval of the Delaware Insurance Commissioner. Golden American incurred interest totaling $2,063,000 in 2001, unchanged from 2000 and 1999. On December 17, 1996, Golden American contributed the $25,000,000 to First Golden acquiring 200,000 shares of common stock (100% of outstanding stock).

As at December 31, 2000, Golden American also had a receivable of $35,000,000 from capital contributions made by EIC.

STOCKHOLDER'S EQUITY: During 2001, 2000, and 1999, Golden American received capital contributions from EIC of $196,796,000, $80,000,000, and $121,000,000, respectively.

11. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

REINSURANCE: At December 31, 2001, the Companies had reinsurance treaties with five unaffiliated reinsurers and three affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. Golden American remains liable to the extent reinsurers do not meet their obligations under the reinsurance agreements. Reinsurance ceded in force for life mortality risks were $94,783,000, and $105,334,000 at December 31, 2001 and 2000, respectively. At

December 31, 2001 and 2000, the Companies had net receivables of $55,951,000 and $33,973,000, respectively, for reinsurance claims, reserve credits, or other receivables from these reinsurers. At December 31, 2001 and 2000, respectively, these net receivables were comprised of $7,820,000 and $1,820,000, respectively, for claims recoverable from reinsurers, $3,376,000 and $4,007,000, respectively, for a payable for reinsurance premiums, $28,800,000 and $14,642,000, respectively, for reserve credits, and $22,707,000 and $21,518,000, respectively, for reinsured surrenders and allowances due from an unaffiliated reinsurer. Included in the accompanying financial statements, excluding the modified coinsurance agreements, are net considerations to reinsurers of $30,329,000, $21,655,000, and $9,883,000 and net policy benefits recoveries of $21,750,000, $8,927,000, and $3,059,000 for the years ended December 31, 2001,
2000, and 1999, respectively.

On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life, an affiliate, covering a considerable portion of Golden American's variable annuities issued on or after January 1, 2000, excluding those with an interest rate guarantee. At December 31, 2001 and 2000, Golden American had received a total settlement of $224.5 million and $218.8 million, respectively, under this agreement. The carrying value of the separate account liabilities covered under this agreement represent 31.9% and 17.6% of total separate account liabilities outstanding at December 31, 2001 and 2000, respectively. Golden American remains liable to the extent Equitable Life does not meet its obligations under the agreement. The accompanying statement of operations, statement of changes in stockholder's equity and statement of cash flows are presented net of the effects of the agreement.

On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International, Ltd., an affiliate, covering variable annuity minimum guaranteed death benefits and guaranteed living benefits of variable annuities issued on or after January 1, 2000. Golden American also obtained an irrevocable letter of credit was obtained through Bank of New York in the amount of $25 million related to this agreement. Effective December 24, 2001, the letter of credit amount was revised to $70 million. Under this agreement, Golden American had reserve credits of $28,800,000 and $14,642,000 at December 31, 2001 and 2000, respectively.

On December 29, 2000, First Golden entered into a reinsurance treaty with London Life Reinsurance Company of Pennsylvania, an unaffiliated reinsurer, covering the minimum guaranteed death benefits of First Golden's variable annuities issued on or after January 1, 2000.

Effective June 1, 1994, Golden American entered into a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying financial statements are presented net of the effects of the treaty which decreased income by $458,000 for the year ended December 31, 2001 and increased income by $736,000, and $1,729,000 for the years ended December 31, 2000 and 1999, respectively.

INVESTMENT COMMITMENTS: At December 31, 2001, outstanding commitments to fund mortgage loans totaled $3,182,000 and outstanding commitments to fund fixed maturities totaled $22,000,000. There were no outstanding commitments to fund mortgage loans and fixed maturities at December 31, 2000.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the Companies by life and health guaranty associations in most states in which the Companies are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Companies cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its fixed account premium volume by line of business and state premiums as well as its potential for premium tax offset. The Companies have established an undiscounted reserve to cover such assessments, review information regarding known failures, and revise estimates of future guaranty fund assessments. Accordingly, the Companies accrued and charged to expense an additional $4,000, $3,000, and $3,000 for the years ended December 31, 2001, 2000, and 1999, respectively. At December 31, 2001, the Companies have an undiscounted reserve of $2,430,000, unchanged from December 31, 2000, to cover estimated future assessments (net of related anticipated premium tax credits) and have established an asset totaling $712,000, and $733,000, respectively, for assessments paid which may be recoverable through future premium tax offsets. The Companies believe this reserve is sufficient to cover expected future guaranty fund assessments based upon previous premiums and known insolvencies at this time.

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

VULNERABILITY FROM CONCENTRATIONS: The Companies have various concentrations in the investment portfolio (see Note 3 for further information). The Companies' asset growth, net investment income, and cash flow are primarily generated from the sale of variable insurance products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could cause a severe impact to the Companies' financial condition. Two broker/dealers, having at least ten percent of total net premiums, generated 21% of the Companies' variable annuity sales during 2001 (11% by one broker dealer during 2000 and 28% by two broker/dealers during 1999). Two broker dealers, having at least ten percent of total gross premiums, generated 22% of the Companies' sales during 2001 (21% and 30% by two broker/dealers during 2000 and 1999, respectively). The Premium Plus product generated 43% of the Companies' sales during 2001 (71% during 2000 and 79% during 1999). The ES II product generated 14% of the Companies' sales during 2001 (12% during 2000 and 9% during 1999). The Guarantee product, introduced in the fourth quarter of 2000, generated 22% of the Companies' sales during 2001 (4% during 2000).

LEASES: The Companies lease their home office space, certain other equipment, and capitalized computer software under operating leases which expire through 2020. During the years ended December 31, 2001, 2000, and 1999, rent expense totaled $4,298,000, $2,874,000, and $2,273,000, respectively. At December 31,
2001, minimum rental payments due under all non-cancelable operating leases with initial terms of one year or more are: 2002 - $3,608,000; 2003 - $2,912,000;
2004 - $2,455,000; 2005 - $2,455,000; 2006 - $2,420,000, and 2007 and thereafter
- $32,451,000.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Companies established a revolving note payable with SunTrust Bank, Atlanta (the "Bank"). These revolving notes payable were amended and restated in April 2001 with an expiration date of May 31, 2002. The note was approved by the Boards of Directors of Golden American and First Golden on August 5, 1998 and September 29, 1998, respectively. The total amount the Companies may have outstanding is $85,000,000, of which Golden American and First Golden have individual credit sublimits of $75,000,000 and $10,000,000, respectively. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.225% or (2) a rate quoted by the Bank to the Companies for the advance. The terms of the agreement require the Companies to maintain the minimum level of Company Action Level Risk Based
Capital as established by applicable state law or regulation. During the years ended December 31, 2001, 2000, and 1999, the Companies incurred interest expense of $119,000, $87,000, and $198,000, respectively. At December 31, 2001, the
Companies had a $1,400,000 note payable to the Bank under this agreement. At December 31, 2000, there were no amounts outstanding under this agreement.

12. CHANGE OF OWNERSHIP OF GOLDEN AMERICAN
--------------------------------------------------------------------------------

On December 3, 2001, the Board of Directors of EIC approved a plan to contribute its holding of 100% of the stock of its wholly owned subsidiary, Golden American to another wholly owned subsidiary, Equitable Life. The contribution of stock occurred on December 31, 2001, following approval granted by the Insurance Department of the State of Delaware.


13. MERGER OF FIRST GOLDEN WITH RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
--------------------------------------------------------------------------------

A filing was made on October  31,  2001 in  accordance  with Item 5 of Form 8-K:
Other Events and Regulation FD Disclosure. The purpose of the filing was to report that on September 25, 2001, the Board of Directors of First Golden approved a plan of merger to merge First Golden into ReliaStar Life Insurance Company of New York ("RLNY"), an affiliate. The merger is currently anticipated to be effective on April 1, 2002, or shortly thereafter, subject to the approval of the Insurance Departments of the States of New York and Delaware.

14. QUARTERLY DATA (UNAUDITED)
--------------------------------------------------------------------------------


Quarter ended 2001                            First          Second           Third         Fourth
-------------------------------------------------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
Total revenue.........................        $72,139          $65,435        $70,108        $69,128
                                          -------------------------------------------------------------
Income (loss) before income taxes.....         14,267            5,575        (14,329)        (9,291)
Income taxes..........................          5,334            2,373         (5,638)        (1,893)
                                          -------------------------------------------------------------
Net income (loss).....................         $8,933           $3,202        $(8,691)       $(7,398)
                                          =============================================================

Quarter ended 2000                            First          Second           Third         Fourth
-------------------------------------------------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
Total revenue.........................        $55,056          $53,672        $57,194        $59,523
                                          -------------------------------------------------------------
Income before income taxes............          3,511           10,168         14,207          4,530
Income taxes..........................          1,621            3,981          4,200          3,434
                                          -------------------------------------------------------------
Net income............................         $1,890           $6,187        $10,007         $1,096
                                          =============================================================


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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) Financial statements and schedules

The  following   consolidated  financial  statements  of  Golden  American  Life
Insurance Company are included in Item 8:

                                                                                                                     Page
                                                                                                                     ----
Balance Sheets - December 31, 2001 and 2000............................................................................16
Statements of Operations - For the years ended December 31, 2001, 2000, and 1999.......................................18
Statements of Changes in Stockholder's Equity - For the years ended December 31, 2001, 2000, and 1999..................19
Statements of Cash Flows - For the years ended December 31, 2001, 2000, and 1999.......................................20
Notes to Financial Statements..........................................................................................22

The following consolidated financial statement schedules of Golden American Life
Insurance Company are included in Item 14(d):
                                                                                                                     Page
                                                                                                                     ----

Schedule I - Summary of investments - other than investments in related parties........................................43
Schedule III - Supplementary insurance information.....................................................................44
Schedule IV - Reinsurance..............................................................................................45

All other schedules listed in Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.


(a)(3), and (c) Exhibits

Exhibits filed are listed in the attached exhibit index.

(b) Reports on Form 8-K

A filing made in accordance with Item 5 of Form 8-K: Other Events and Regulation FD Disclosure was made on October 31, 2001. The purpose of the filing was to report that on September 25, 2001, the Board of Directors of First Golden approved a plan of merger to merge First Golden into RLNY. The merger is currently anticipated to be effective on April 1, 2002, or shortly thereafter, subject to the approval of the Insurance Departments of the States of New York and Delaware.

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



ITEM 14(D). SCHEDULES.


                                                             SCHEDULE I
                                                       SUMMARY OF INVESTMENTS
                                              OTHER THAN INVESTMENTS IN RELATED PARTIES
                                                       (DOLLARS IN THOUSANDS)



                                                                                                                      BALANCE
                                                                                                                        SHEET
   DECEMBER 31, 2001                                                                    COST(1)          VALUE         AMOUNT
--------------------------------------------------------------------------------------------------------------------------------
   TYPE OF INVESTMENT
   Fixed maturities, available for sale:
    Bonds:
      United States government and governmental agencies and authorities....           $132,081        $129,125        $129,125
      Public utilities......................................................             39,775          38,746          38,746
      Foreign government....................................................            143,574         146,687         146,687
      Corporate securities..................................................          1,111,798       1,116,788       1,116,788
      Other asset-backed securities.........................................            388,250         393,836         393,836
      Mortgage-backed securities............................................            167,049         169,731         169,731
                                                                                  ----------------------------------------------
      Total fixed maturities, available for sale............................          1,982,527       1,994,913       1,994,913

   Equity securities:
      Common stocks: industrial, miscellaneous, and all other...............                 74              55              55

   Mortgage loans on real estate............................................            213,883                         213,883
   Policy loans.............................................................             14,847                          14,847
   Short-term investments...................................................             10,021                          10,021
                                                                                  ---------------                 --------------
   Total investments........................................................         $2,221,352                      $2,233,719
                                                                                  ===============                 ==============

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
SEGMENT             COSTS      EXPENSES     RESERVE    PAYABLE     CHARGES     INCOME   EXPENSES        COSTS   EXPENSES*   WRITTEN
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001:

Life insurance   $709,042    $2,178,189      $6,241       $836    $163,805    $94,396   $209,082      $45,229   $232,659         --

YEAR ENDED DECEMBER 31, 2000:

Life insurance   $635,147    $1,062,891      $6,817        $82    $144,877    $64,140   $200,031      $55,154   $143,764         --

YEAR ENDED DECEMBER 31, 1999:

Life insurance   $528,957    $1,033,701      $6,300         $8     $82,935    $59,169   $182,221      $33,119   $(83,370)        --



* This includes policy acquisition costs deferred for first year commissions and interest bonuses, premium credit, and other expenses related to the production of new business. The costs related to first year interest bonuses and the premium credit are included in benefits claims, losses, and settlement expenses.


                                                             SCHEDULE IV
                                                             REINSURANCE


Column A                                             COLUMN B        COLUMN C         COLUMN D        COLUMN E        COLUMN F
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    PERCENTAGE
                                                                     CEDED TO          ASSUMED                       OF AMOUNT
                                                        GROSS           OTHER       FROM OTHER             NET         ASSUMED
                                                       AMOUNT       COMPANIES        COMPANIES          AMOUNT          TO NET
--------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2001:
    Life insurance in force.................     $169,252,000     $94,783,000              --      $74,469,000              --
                                                ================================================================================

AT DECEMBER 31, 2000:
    Life insurance in force.................     $196,334,000    $105,334,000              --      $91,000,000              --
                                                ================================================================================

AT DECEMBER 31, 1999:
    Life insurance in force.................     $225,000,000    $119,575,000              --     $105,425,000              --
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

                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY
                                                            (Registrant)

DATE: MARCH 27, 2002                                                                              BY /s/ Chris D. Schreier
                                                                                                     -----------------------
                                                                                                       Chris D. Schreier
                                                                                                       President

Pursuant to the requirements of the Securities  Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURES                                         TITLE
         -----------------------------------           ----------------------------------------------|
                                                                                                     |
         /s/ Chris D. Schreier                         President                                     |
         -----------------------------------                                                         |
         Chris D. Schreier                                                                           |
         (principal executive officer)                                                               |
                                                                                                     |
         /s/ Wayne R. Huneke                           Chief Financial Officer and Director          |
         -----------------------------------                                                         |
         Wayne R. Huneke                                                                             |
         (principal financial officer)                                                               |
                                                                                                     |
         /s/ Paula Cludray-Engelke                     Secretary                                     |
         -----------------------------------                                                         |
         Paula Cludray-Engelke                                                                       |
                                                                                                     |-- March 27, 2002
         /s/ David Wheat                               Chief Accounting Officer                      |
         -----------------------------------                                                         |
         David Wheat                                                                                 |
         (principal accounting officer)                                                              |
                                                                                                     |
                                                                                                     |
         /s/ P. Randall Lowery                                                                       |
         -----------------------------------           Director                                      |
         P. Randall Lowery                                                                           |
                                                                                                     |
                                                                                                     |
         /s/ Robert C. Salipante                                                                     |
         -----------------------------------           Director                                      |
         Robert C. Salipante                                                                         |
                                                                                                     |
                                                                                                     |
         /s/ Mark A. Tullis                                                                          |
         -----------------------------------           Director                                      |
         Mark A. Tullis                                                                              |
                                                                                             --------|


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

3        ARTICLES OF INCORPORATION AND BY-LAWS
           (a)     Articles of Incorporation of Golden American Life Insurance Company ("Registrant"
                   or "Golden American") (incorporated by reference from Exhibit 3(a) to Registrant's
                   Registration Statement on Form S-1 filed with the Securities and Exchange Commission
                   (the "SEC") on June 30, 2000 (File No. 333-40596))...................................................     __

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

              (iii)Certificate of Amendment of the By-laws of MB Variable Life Insurance Company, as amended (incorporated by reference from Exhibit 3(b)(iii) to Registrant's Registration
                   Statement on Form S-1 filed with the SEC on June 30, 2000 (File No. 333-40596))......................     __

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


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (o)      Death Benefit Endorsement Number 3 describing the Standard Death Benefit (REV)
                   (incorporated by reference from Exhibit 4(q) to Amendment No. 3 to a Registration
                   Statement on Form S-1 filed with the SEC on April 23, 2001 (File No. 333-35592)).....................     __

          (p)      Death Benefit Endorsement Number 4 describing the Max 7 Enhanced Death Benefit (REV)
                   (incorporated by reference from Exhibit 4(r) to Amendment No. 3 to a Registration
                   Statement on Form S-1 filed with the SEC on April 23, 2001 (File No. 333-35592)).....................     __

          (q)      Death Benefit Endorsement Number 5 (Base Death Benefit) (incorporated by reference from Exhibit 4(s) to Amendment No. 3 to a Registration Statement on Form S-1 filed with
                   the SEC on April 23, 2001 (File No. 333-35592)) .....................................................     __

          (r)      Death Benefit Endorsement Number 6 (Inforce Contracts) (incorporated by reference from
                   Exhibit 4(t) to Amendment No. 3 to a Registration Statement on Form S-1 filed with the
                   SEC on April 23, 2001 (File No. 333-35592)) .........................................................     __

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


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (ak)     Earnings Enhancement Death Benefit Rider (incorporated by reference from Exhibit 4(u)
                   to Amendment No. 3 to a Registration Statement on Form S-1 filed with the SEC on
                   April 23, 2001 (Filed No. 333-35592))................................................................     __

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


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

          (as)     Form of Variable Annuity Group Master Contract (incorporated by reference from
                   Exhibit 4(a) to Pre-Effective Amendment No. 1 to a Registration Statement on Form
                   S-2 filed by Registrant with the SEC on or about June 29, 2001 (File No. 333-57212)).................     __

          (at)     Form of Variable Annuity Contract (incorporated by reference from Exhibit 4(b) to
                   Pre-Effective Amendment No. 1 to a Registration Statement on Form S-2 filed by
                   Registrant with the SEC on or about June 29, 2001 (File No. 333-57212))..............................     __

          (au)     Form of Variable Annuity Certificate (incorporated by reference from Exhibit 4(c) to
                   Pre-Effective Amendment No. 1 to a Registration Statement on Form S-2 filed by
                   Registrant with the SEC on or about June 29, 2001 (File No. 333-57212))..............................     __

          (av)     Form of GET Fund Rider (incorporated by reference from Exhibit 4(d) to Pre-Effective
                   Amendment No. 1 to a Registration Statement on Form S-2 filed by Registrant with the
                   SEC on or about June 29, 2001 (File No. 333-57212))..................................................     __

          (aw)     Form of Premium Bonus Endorsement Rider (incorporated by reference from Exhibit
                   4(e) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-2 filed by
                   Registrant with the SEC on or about June 29, 2001 (File No. 333-57212))..............................     __

          (ax)     Form of Individual Retirement Annuity Rider (incorporated by reference from Exhibit
                   4(d) to Initial Filing to a Registration Statement on Form S-1 filed by Registrant with
                   the SEC on or about August 16, 2001 (File No. 333-67660))............................................     __

          (ay)     Form of Variable Annuity Group Master Contract (incorporated by reference from
                   Exhibit 4(a) to Pre-Effective Amendment No. 1 to a Registration Statement on Form
                   S-1 filed by Registrant with the SEC on or about October 26, 2001 (File No. 333-63694))..............     __

          (az)     Form of Variable Annuity Contract (incorporated by reference from Exhibit 4(b) to
                   Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by
                   Registrant with the SEC on or about October 26, 2001 (File No. 333-63694))...........................     __

          (ba)     Form of Variable Annuity Certificate (incorporated by reference from Exhibit 4(c) to Pre-Effective
                   Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant
                   with the SEC on or about October 26, 2001 (File No. 333-63694))......................................     __

          (bb)     Form of Premium Bonus Endorsement (incorporated by reference from Exhibit 4(d) to Pre-Effective
                   Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC
                   on or about October 26, 2001 (File No. 333-63694))...................................................     __

          (bc)     Earnings Enhancement Death Benefit Rider (incorporated by reference from Exhibit
                   4(e) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by
                   Registrant with the SEC on or about October 26, 2001 (File No. 333-63694))...........................     __


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

          (bd)     Form of Variable Annuity Group Master Contract (incorporated by reference from
                   Exhibit 4(a) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1
                   filed by Registrant with the SEC on or about December 11, 2001 (File No. 333-70602)).................     __

          (be)     Form of Variable Annuity Contract (incorporated by reference from Exhibit 4(b) to
                   Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by
                   Registrant with the SEC on or about December 11, 2001 (File No. 333-70602))..........................     __

          (bf)     Form of Variable Annuity Certificate (incorporated by reference from Exhibit 4(c) to
                   Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant
                   with the SEC on or about December 11, 2001 (File No. 333-70602)).....................................     __

          (bg)     Form of GET Fund Rider (incorporated by reference from Exhibit 4(d) to Pre-Effective
                   Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant
                   with the SEC on or about December 11, 2001 (File No. 333-70602)).....................................     __

          (bh)     Form of Section 72 Rider (incorporated by reference from Exhibit 4(e) to Pre-Effective
                   Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the
                   SEC on or about December 11, 2001 (File No. 333-70602))..............................................     __

          (bi)     Form of Waiver of Surrender Charge Rider (incorporated by reference from Exhibit 4(f)
                   to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by
                   Registrant with the SEC on or about December 11, 2001 (File No. 333-70602))..........................     __

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


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (l)      Surplus Note, dated December 17, 1996, between Golden American and Equitable of Iowa
                   Companies (incorporated by reference from Exhibit 10(l) to Golden American's Form 10-K
                   filed with the SEC on March 29, 2000 (File No. 33-87272)) ...........................................     __

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

          (q)      Reinsurance Agreement, effective January 1, 2000, between Golden American Life
                   Insurance Company and Security Life of Denver International, Ltd. (incorporated by reference from Exhibit 10(q) to Golden American's Form 10-K filed with the SEC on March 29, 2001
                   (File No. 33-87272)).................................................................................     __


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (u)      Renewal of Revolving Note Payable, dated July 31, 2000, between Golden American and SunTrust
                   Bank, Atlanta (incorporated by reference from Exhibit 10(t) to Golden American's Form 10-Q
                   filed with the SEC on August 11, 2000 (File No. 33-87272))...........................................     __

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

          (w)      Letter of Credit between Security Life of Denver International, Ltd. and The Bank
                   of New York for the benefit of Golden American (incorporated by reference to
                   Exhibit 10(r) to Amendment No. 3 to a Registration Statement on Form S-1 filed with
                   the SEC on April 23, 2001 (File No. 333-35592)) .....................................................     __

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

          (z)      Renewal of Revolving Note Payable, dated April 30, 2001, between Golden American and
                   SunTrust Bank, Atlanta (incorporated by reference to Exhibit 10(z) to Golden American's
                   Form 10-Q filed with SEC on August 14, 2001 (File No. 33-87272)).....................................     __

          (aa)     Amendment to the Reinsurance Agreement between Golden American and Security Life of
                   Denver International, Ltd., amended September 28, 2001 (Incorporated by reference from
                   Exhibit 10(n) Pre-Effective Amendment No. 1 to a Registration Statement for Golden
                   American on Form S-1 filed with the SEC on October 26, 2001 (Filed No. 333-63694))...................     __


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

          (ab)     Participation Agreement between Golden American Life Insurance Company, Aetna
                   Variable Fund, Aetna Variable Encore Fund, Aetna Income Shares, Aetna Balanced VP, Inc.,
                   Aetna GET Fund, Aetna Variable Portfolios, Inc. and Aeltus Investment Management, Inc.
                   (incorporated by reference from Exhibit 10(p) to Pre-Effective Amendment No. 1 to a
                   Registration Statement on Form S-1 filed by Registrant with the SEC on or about
                   October 26, 2001 (File No. 333-63694))...............................................................     __

          (ac)     Form of Participation Agreement between Golden American Life Insurance Company,
                   Directed Services, Inc., Alliance Capital Management L.P., Alliance Variable Products
                   Series Fund, Inc. and Alliance Fund Distributors, Inc. (incorporated by reference from
                   Exhibit 10(r) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1
                   filed by Registrant with the SEC on or about October 26, 2001 (File No. 333-63694))..................     __

          (ad)     Participation Agreement between Golden American Life Insurance Company, Brinson Series
                   Trust and Brinson Advisors, Inc. (incorporated by reference from Exhibit 10(s) to
                   Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant
                   with the SEC on or about October 26, 2001 (File No. 333-63694))......................................     __

          (ae)     Participation Agreement between Golden American Life Insurance Company, Fidelity
                   Distributors Corporation and each of Variable Insurance Products Fund, Variable Insurance
                   Products Fund II and Variable Insurance Products Fund III. (incorporated by reference from
                   Exhibit 10(t) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1
                   filed by Registrant with the SEC on or about October 26, 2001 (File No. 333-63694))..................     __

          (af)     Form of Participation Agreement between Golden American Life Insurance Company, INVESCO
                   Variable Investment Funds, Inc., INVESCO Funds Group, Inc. and INVESCO Distributors, Inc.
                   (incorporated by reference from Exhibit 10(u) to Pre-Effective Amendment No. 1 to a
                   Registration Statement on Form S-1 filed by Registrant with the SEC on or about
                   October 26, 2001 (File No. 333-63694))...............................................................     __

          (ag)     Form of Participation Agreement between Golden American Life Insurance Company and
                   Janus Aspen Series (incorporated by reference from Exhibit 10(v) to Pre-Effective Amendment
                   No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about
                   October 26, 2001 (File No. 333-63694))...............................................................     __

          (ah)     Participation Agreement between Golden American Life Insurance Company and ING
                   Pilgrim Investors, LLC (incorporated by reference from Exhibit 10(w) to Pre-Effective
                   Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC
                   on or about October 26, 2001 (File No. 333-63694))...................................................     __

          (ai)     Participation Agreement between Golden American Life Insurance  Company and ING
                   Pilgrim Securities, Inc. (incorporated by reference from Exhibit 10(x) to Pre-Effective
                   Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC
                   on or about October 26, 2001 (File No. 333-63694))...................................................     __


                                                                INDEX

                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 2001
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

          (aj)     Form of Participation Agreement between Golden American Life Insurance Company,
                   Pioneer Variable Contracts Trust, Pioneer Investment Management, Inc. and Pioneer
                   Funds Distributor, Inc. (incorporated by reference from Exhibit 10(y) to Pre-Effective
                   Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC
                   on or about October 26, 2001 (File No. 333-63694))...................................................     __

          (ak)     Form of Participation Agreement between Golden American Life Insurance Company,
                   Aetna Life Insurance and Annuity Company and Portfolio Partners, Inc. (incorporated by reference from Exhibit 10(z) to Pre-Effective Amendment No. 1 to a Registration Statement
                   on Form S-1 filed by Registrant with the SEC on or about October 26, 2001
                   (File No. 333-63694))................................................................................     __

          (al)     Participation Agreement among Golden American Life Insurance Company, Putnam
                   Variable Trust and Putnam Retail Management, L.P. (incorporated by reference from
                   Exhibit 10(cc) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1
                   filed by Registrant with the SEC on or about October 26, 2001 (File No. 333-63694))..................     __

          (am)     Participation Agreement between Golden American Life Insurance Company, AIM Variable
                   Insurance Funds, Inc., and Directed Services, Inc. (incorporated by reference from Exhibit
                   10(q) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by
                   Registrant with the SEC on or about December 11, 2001 (File No. 333-70602))..........................     __

          (an)     Form of Services Agreement between Golden American Life Insurance Company and the affiliated companies listed on Exhibit B to that Agreement (incorporated by reference from Exhibit 10(p)
                   to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant
                   with the SEC on or about December 11, 2001 (File No. 333-70602)).....................................     __

          (ao)     Form of Services Agreement between Golden American Life Insurance Company and
                   ING North American Insurance Corporation, Inc. (incorporated by reference from
                   Exhibit 10(q) to Pre-Effective Amendment No. 1 to a Registration Statement on Form
                   S-1 filed by Registrant with the SEC on or about December 11, 2001 (File No. 333-70602)).............     __

          (ap)     Form of Shared Services Center Services Agreement by and among ING North America Insurance
                   Corporation ("Service Provider") and Ameribest Life Insurance Company, a Georgia corporation;
                   Equitable Life Insurance Company of Iowa, an Iowa corporation; USG Annuity & Life Company, an Oklahoma corporation; Golden American Life Insurance Company, a Delaware corporation; First
                   Columbine Life Insurance Company, a Colorado corporation; Life Insurance Company of Georgia, a
                   Georgia corporation; Southland Life Insurance Company, a Texas corporation; Security Life of Denver
                   Insurance Company, a Colorado corporation; Midwestern United Life Insurance Company, an Indiana
                   corporation; and United Life & Annuity Insurance Company, a Texas corporation (incorporated by reference from Exhibit 10(r) to Pre-Effective Amendment No. 1 to a Registration Statement
                   on Form S-1 filed by Registrant with the SEC on or about December 11, 2001
                   (File No. 333-70602))................................................................................     __


