Form 10-Q
period 2002-03-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2002-05-14
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             March 31, 2002
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       ------------------     ------------------

Commission file number    33-87272,  333-51353, 333-28765, 333-28681, 333-28743,
                          ------------------------------------------------------
                          333-51949, 333-65009, 333-66745, 333-76941, 333-76945,
                          ------------------------------------------------------
                          333-35592, 333-95511, 333-30186, 333-40596, 333-33924,
                          ------------------------------------------------------
                          333-95457, 333-59386, 333-59398, 333-59408, 333-52320
                          ------------------------------------------------------
                          333-57212, 333-63694, 333-67660, 333-68138, 333-70602
                          ------------------------------------------------------
                          333-76150, 333-84394, 333-87152
                          -------------------------------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 13, 2002, 250,000 shares of Common Stock, $10 Par Value, are authorized, issued and outstanding.
As of May 13, 2002, 50,000 shares of Preferred Stock, $5000 Par Value, are authorized.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Exhibit index - Page 21                                             Page 1 of 33



                                                        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:                 Golden American Life Insurance Company

Condensed Consolidated Statements of Income (Unaudited):

                                                                      For the Three              For the Three
                                                                       Months Ended               Months Ended
                                                                     March 31, 2002             March 31, 2001
                                                               -------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
   Revenues:
      Contract and other charges assessed against
        policyholders                                                       $45,044                    $40,857
      Management fee revenue                                                  6,734                      6,131
      Net investment income                                                  33,357                     19,412
      Net realized capital losses                                           (15,713)                    (1,963)
                                                               -------------------------------------------------------
                                                                             69,422                     64,437

   Benefits and expenses:
      Benefits:
        Interest credited and other benefits to policyholders                55,332                     42,009
      Underwriting, acquisition, and insurance expenses:
        Commissions                                                             214                        514
        Commissions - affiliates                                             64,001                     55,884
        General expenses                                                     38,761                     27,221
        Policy acquisition costs deferred                                   (61,773)                    13,419
        Amortization:
          Deferred policy acquisition costs                                     535                     16,528
          Value of business acquired                                           (669)                       492
          Goodwill (NOTE 2)                                                      --                      1,056
        Expense and charges reimbursed under modified
          coinsurance agreements                                                208                       (880)
        Expense and charges reimbursed under modified
          coinsurance agreements - affiliates                               (28,725)                  (110,705)
     Interest expense                                                         4,720                      4,743
                                                               -------------------------------------------------------
                                                                             72,604                     50,281
                                                               -------------------------------------------------------
   Income (loss) before income taxes                                         (3,182)                    14,156

   Income taxes                                                                (985)                     5,223
                                                               -------------------------------------------------------

   Net income (loss)                                                        $(2,197)                    $8,933
                                                               =======================================================


SEE ACCOMPANYING NOTES


                                                                 2



Condensed Consolidated Balance Sheets (Unaudited):
                                                                                  March 31, 2002          December 31, 2001
                                                                              ------------------------------------------------
                                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS
Investments:
  Fixed maturities, available for sale, at fair value
    (cost:  2002 - $2,342,463; 2001 - $1,982,527)                                     $2,327,405              $1,994,913
  Equity securities, at fair value (cost: 2002 - $74; 2001 - $74)                             55                      55
  Mortgage loans on real estate                                                          222,593                 213,883
  Policy loans                                                                            15,524                  14,847
  Short-term investments                                                                  72,984                  10,021
                                                                              ------------------------------------------------
Total investments                                                                      2,638,561               2,233,719
Cash and cash equivalents                                                                183,037                 195,726
Reinsurance recoverable                                                                   21,846                  27,151
Reinsurance recoverable from affiliates                                                   38,400                  28,800
Due from affiliates                                                                       19,992                      20
Accrued investment income                                                                 27,214                  22,771
Deferred policy acquisition costs                                                        786,906                 709,042
Value of business acquired                                                                22,323                  20,203
Current income taxes recoverable                                                           8,623                     400
Property and equipment, less allowances for depreciation of
  $11,515 in 2002 and $10,624 in 2001                                                      9,546                  10,468
Goodwill, less accumulated amortization of $17,600 in 2002 and 2001                      151,363                 151,363
Receivable for securities sold                                                           242,758                   8,509
Other assets                                                                               4,613                   4,279
Separate account assets                                                               11,640,123              10,958,191
                                                                              ------------------------------------------------
Total assets                                                                         $15,795,305             $14,370,642
                                                                              ================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
    Future policy benefits and claims reserves                                        $2,553,750              $2,178,189
    Unearned revenue reserve                                                               5,994                   6,241
    Other policy claims and benefits                                                       1,237                     836
                                                                              ------------------------------------------------
                                                                                       2,560,981               2,185,266
Surplus notes                                                                            245,000                 245,000
Revolving note payable                                                                        --                   1,400
Due to affiliates                                                                         11,173                  25,080
Deferred income tax liability                                                             17,803                  12,612
Payable for securities purchased                                                         319,042                  36,283
Dollar roll obligations                                                                   63,257                   3,951
Other liabilities                                                                        129,612                  85,030
Separate account liabilities                                                          11,640,123              10,958,191
                                                                              ------------------------------------------------
                                                                                      14,986,991              13,552,813
Commitments and contingencies

Stockholder's equity:
  Preferred stock, par value $5,000 per share, authorized 50,000 shares                       --                      --
  Common stock, par value $10 per share, authorized, issued,
    and outstanding  250,000 shares                                                        2,500                   2,500
  Additional paid-in capital                                                             780,436                 780,436
  Accumulated other comprehensive income (loss)                                           (3,514)                  3,804
  Retained earnings                                                                       28,892                  31,089
                                                                              ------------------------------------------------
Total stockholder's equity                                                               808,314                 817,829
                                                                              ------------------------------------------------
Total liabilities and stockholder's equity                                           $15,795,305             $14,370,642
                                                                              ================================================


SEE ACCOMPANYING NOTES


                                                                 3


Condensed Consolidated Statements of Changes in Stockholder's Equity(Unaudited):
(DOLLARS IN THOUSANDS)


                                                                                      Accumulated
                                                                    Additional              Other                         Total
                                                         Common        Paid-in      Comprehensive     Retained    Stockholder's
                                                          Stock        Capital      Income (Loss)     Earnings           Equity
                                                    ----------------------------------------------------------------------------
Balance at December 31, 2000                             $2,500      $583,640            $(4,046)     $35,043          $617,137
   Comprehensive income:
     Net loss                                                --            --                 --       (3,954)           (3,954)
     Change in net unrealized investment
       gains                                                 --            --              7,850           --             7,850
                                                                                                                ----------------
   Comprehensive income                                                                                                   3,896
   Contribution of capital                                   --       196,796                 --           --           196,796
                                                    ----------------------------------------------------------------------------
Balance at December 31, 2001                             $2,500      $780,436             $3,804      $31,089          $817,829
   Comprehensive income:
     Net loss                                                --            --                 --       (2,197)           (2,197)
     Change in net unrealized investment
       losses                                                --            --             (7,318)          --            (7,318)
                                                                                                                ----------------
   Comprehensive loss                                                                                                    (9,515)
                                                    ----------------------------------------------------------------------------
Balance at March 31, 2002                                $2,500      $780,436            $(3,514)     $28,892          $808,314
                                                    ============================================================================



SEE ACCOMPANYING NOTES


                                                                 4


Condensed Consolidated Statements of Cash Flows (Unaudited):

                                                                                   For the Three          For the Three
                                                                                    Months Ended           Months Ended
                                                                                  March 31, 2002         March 31, 2001
                                                                            -------------------------------------------------
                                                                                           (DOLLARS IN THOUSANDS)

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $127,400                $107,617

INVESTING ACTIVITIES
Proceeds from sales of investments:
   Fixed maturities - available for sale                                              1,275,674                  64,361

Investment maturities, repayments or collections:
   Fixed maturities - available for sale                                                 49,297                  24,355
   Mortgage loans on real estate                                                          3,614                     886
                                                                            -------------------------------------------------
                                                                                         52,911                  25,241
Acquisition of investments:
   Fixed maturities - available for sale                                             (1,700,768)               (406,749)
   Mortgage loans on real estate                                                        (12,398)                     --
   Policy loans - net                                                                      (562)                   (172)
   Short-term investments - net                                                         (62,963)                     --
                                                                            -------------------------------------------------
                                                                                     (1,776,691)               (406,921)
Net sale of property and equipment                                                           63                     111
                                                                            -------------------------------------------------
Net cash used in investing activities                                                  (448,043)               (317,208)

FINANCING ACTIVITIES
Proceeds from reciprocal loan agreement borrowings                                        8,500                  29,300
Repayment of reciprocal loan agreement borrowings                                        (8,500)                (29,300)
Proceeds from revolving note payable                                                     (1,400)                  1,400
Investment contract deposits                                                            671,367                 444,841
Investment contract withdrawals                                                         (36,269)                (34,220)
Investment contract transfers                                                          (325,744)               (176,098)
                                                                            -------------------------------------------------
Net cash provided by financing activities                                               307,954                 235,923
                                                                            -------------------------------------------------

Increase (decrease) in cash and cash equivalents                                        (12,689)                 26,332

Cash and cash equivalents at beginning of period                                        195,726                 164,682
                                                                            -------------------------------------------------

Cash and cash equivalents at end of period                                             $183,037                $191,014
                                                                            =================================================


SEE ACCOMPANYING NOTES


                                                                 5

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Golden American Life Insurance Company's annual report on Form 10-K for the year ended December 31, 2001.

ORGANIZATION
Golden American is a wholly owned subsidiary of Equitable Life Insurance Company of Iowa ("Equitable Life" or the "Parent"). Equitable Life is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. (EIC), which is an indirect wholly owned subsidiary of ING Groep N.V., a global financial services holding company based in The Netherlands.

CONSOLIDATION
The consolidated financial statements include Golden American Life Insurance Company ("Golden American") and its former wholly owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Companies"). All significant intercompany accounts and transactions have been eliminated.

As of April 1, 2002, First Golden was merged into Reliastar Life Insurance Company of New York ("RLNY").

STATUTORY
The net loss for Golden American as determined in accordance with statutory accounting practices was $28.7 million and $77.3 million for the three months ended March 31, 2002 and 2001, respectively. Total statutory capital and surplus was $296.9 million at March 31, 2002 and $451.6 million at December 31, 2001.

RECLASSIFICATIONS
Certain reclassifications have been made to the 2001 information to conform to the 2002 financial statement presentation.

NOTE 2 - NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets are still amortized over their estimated useful lives.

The Companies adopted the new standards effective January 1, 2002. Application of the nonamortization provisions of the new standards resulted in an increase in net income of $1.1 million for the three months ended March 31, 2002; however, the Companies are still evaluating the impact of the adoption of these standards. The Companies are performing the first of the required impairment tests for goodwill as of January 1, 2002 and will complete this calculation as required by June 30, 2002. The Companies have not yet determined the effect of adoption on their financial position and results of operations.

Had the Companies been accounting for goodwill under SFAS No. 142 for all periods presented, the Companies' net income would have been as follows:

                                                 For The Three Months
                                                 Ended March 31, 2001
                                                    (IN THOUSANDS)
   ---------------------------------------------------------------------

   Reported net income                                      $8,933

   Add back goodwill amortization                            1,056
                                               -------------------------

   Adjusted net income                                      $9,989
                                               =========================

NOTE 3 -- INVESTMENTS

INVESTMENT VALUATION ANALYSIS: The Companies analyze the investment portfolio at least quarterly in order to determine if the carrying value of any investment has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when impairment in value appears to be other than temporary.

During the first quarter of 2002, Golden American determined that the carrying value of seven bonds exceeded their estimated net realizable value. As a result, at March 31, 2002, Golden American recognized a total pre-tax loss of $447,000 to reduce the carrying value of the bonds to their combined net realizable value of $557,000. During the first quarter of 2001, Golden American determined that the carrying value of three bonds exceeded their estimated net realizable value. As a result, at March 31, 2001, Golden American recognized a total pre-tax loss of $679,000 to reduce the carrying value of the bonds to their combined net realizable value of $389,000.

DOLLAR ROLL AGREEMENTS: In 2001, the Companies began entering into dollar roll agreements to increase the return on investments and improve liquidity. These transactions involve a sale of securities by the Companies and an agreement to repurchase substantially the same securities as those sold, typically within one month. The dollar roll agreements are accounted for as short-term collateralized financings. The repurchase obligations totalled $63.3 million and $4.0 million at March 31, 2002 and December 31, 2001, respectively. Such borrowings were collaterized by investment securities with fair values approximately equal to loan value. The primary risk associated with short-term collaterized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Companies' exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at March 31, 2002 and December 31, 2001. The Companies believe the counterparties to dollar roll agreements are financially responsible and that the counterparty risk is minimal.

NOTE 4 -- DERIVATIVE INSTRUMENTS

The Companies may from time to time utilize various derivative instruments to manage interest rate and price risk (collectively, market risk). The Companies have appropriate controls in place, and financial exposures are monitored and managed by the Companies as an integral part of their overall risk management program. Derivatives are recognized on the balance sheet at their fair value. At March 31, 2002, the Companies did not utilize any such derivatives.

The estimated fair values and carrying amounts of the Companies' embedded derivatives at March 31, 2002 were $3.6 million ($3.1 million at December 31,
2001) on a direct basis, before reinsurance, and $0, net of reinsurance ($0 at December 31, 2001).

The fair value of these instruments was estimated based on quoted market prices, dealer quotations or internal estimates.

NOTE 5 -- RELATED PARTY TRANSACTIONS

OPERATING AGREEMENTS: Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Companies. DSI is authorized to enter into agreements with broker/dealers to distribute the Companies' variable products and appoint representatives of the broker/dealers as agents. The Companies paid commissions to DSI totaling $64.0 million and $55.9 million for the quarters ended March 31, 2002 and 2001, respectively.

Golden American provides certain managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the quarters ended March 31, 2002 and 2001, the fee was $6.3 million and $5.7 million, respectively.

Golden American has expense sharing agreements with certain of its affiliates. Golden American has an expense sharing agreement with ING America Insurance Holdings, Inc. ("ING AIH") for administrative, management, financial, and information technology services. Under these agreements with ING AIH, Golden American incurred expenses of $13.2 million for the quarter ended March 31, 2002 ($10.8 million for the quarter ended March 31, 2001).

Golden America has an expense sharing agreement with ING Life Insurance and Annuity Company ("ILIAC") for administrative, management, training, customer service, information technology, and distribution services. Under this agreement with ILIAC, Golden American's general expenses were reduced by a net amount of $6.0 million for the quarter ended March 31, 2002 ($0 for the quarter ended March 31, 2001).

For the quarter ended March 31, 2002, the Companies received premiums, net of reinsurance, for variable products sold through eight affiliates, Locust Street Securities, Inc., Vestax Securities Corporation, DSI, Multi-Financial Securities Corporation, IFG Network Securities, Inc., Washington Square Securities, Inc., PrimeVest Financial Services, Inc., and Compulife Investor Services, Inc. of $23.9 million, $8.6 million, $0.6 million, $8.0 million, $5.8 million, $44.8 million, $27.0 million and $0.0, respectively ($9.4 million, $3.8 million, $0.1 million, $3.1 million, $1.6 million, $7.3 million, $3.1 million and $1.5 million, respectively, for the same period of 2001).

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

Under this agreement, Golden American received a net reimbursement of expenses and charges of $28.7 million in the first quarter of 2002 ($110.7 million in the first quarter of 2001). This was offset by decreased deferred acquisition costs of $38.2 million ($108.1 million in the first quarter of 2001). At March 31, 2002, Golden American had a receivable from Equitable Life of $20.2 million due to the timing of the cash settlement for the modified coinsurance agreement. As of December 31, 2001, Golden American had a payable to Equitable Life of $22.6 million under the agreement due to the overpayment by Equitable Life of the cash settlement for the modified coinsurance agreement.

REINSURANCE AGREEMENT COVERING MINIMUM GUARANTEED BENEFITS: On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited ("SLDI"), an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued on or after January 1, 2000. An irrevocable letter of credit was obtained through Bank of New York in the amount of $25.0 million related to this agreement. Effective December 24, 2001, the letter of credit amount was revised to $70 million, and effective March 29, 2002, the letter of credit amount was revised to $75 million. Under this agreement, Golden American recorded a reinsurance recoverable of $38.4 million at March 31, 2002, and $28.8 million at December 31, 2001.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. At March 31, 2002 and December 31, 2001, the Companies had net receivables of $60.2 million and $56.0 million, respectively, for reinsurance claims, reserve credits, or other receivables from these reinsurers. At March 31, 2002 and December 31, 2001, respectively, these net receivables were comprised of $2.8 million and $7.8 million, respectively, for claims recoverable from reinsurers, $3.7 million and $3.4 million, respectively, for a payable for reinsurance premiums, $38.4 million and $28.8 million, respectively, for reserve credits, and $22.7 million and $22.7 million, respectively, for reinsured surrenders and allowances due from an unaffiliated reinsurer. Included in the accompanying financial statements, excluding the modified coinsurance agreements, are net considerations to reinsurers of $13.4 million for the first quarter of 2002 compared to $6.7 million for the same period in 2001. Also included in the accompanying financial statements are net policy benefits recoveries of $10.1 in the first quarter of 2002 compared to $3.4 million for same period in 2001.

Under the modified coinsurance agreement which Golden American has with Equitable Life, disclosed in NOTE 5, Golden American received a total settlement of $28.7 million pertaining to the first quarter of 2002 ($110.7 million in the first quarter of 2001). The carrying value of the separate account liabilities covered under this agreement represent 32.5% of total separate account liabilities outstanding at March 31, 2002 (31.9% at December 31, 2001). Golden American remains liable to the extent Equitable Life does not meet its obligations under the agreement. The accompanying financial statements are presented net of the effects of the agreement.

INVESTMENT COMMITMENTS: At March 31, 2002 and December 31, 2001, outstanding commitments to fund mortgage loans totaled $1.0 million and $3.2 million, respectively. At March 31, 2002 and December 31, 2001, outstanding commitments to fund fixed maturities totaled $10.6 million and $22.0 million, respectively.

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

VULNERABILITY FROM CONCENTRATIONS: The Companies have various concentrations in the investment portfolio. As of March 31, 2002, the Companies had 2 investments (other than bonds issued by agencies of the United States government) exceeding ten percent of stockholder's equity. The Companies' asset growth, net investment income, and cash flow are primarily generated from the sale of variable insurance products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could cause a severe impact on the Companies' financial condition. The Premium Plus product generated 27% of the Companies' sales during the first quarter of 2002 (50% in the same period of 2001).

NOTE 7 - SUBSEQUENT EVENT:  MERGER OF FIRST GOLDEN INTO RLNY

On April 1, 2002, First Golden was merged into RLNY. ReliaStar Life Insurance Company ("ReliaStar"), the parent of Security-Connecticut Life Insurance Company ("Security-Connecticut"), who in turn is the parent of RLNY, paid to Golden American the preliminary merger consideration of $27.7 million in exchange for 100% of the shares of First Golden. ReliaStar contributed First Golden to Security-Connecticut who in turn contributed First Golden to RLNY. The final merger consideration of First Golden will be the fair market value as determined by the first quarter statutory financial statement and will be recorded in the second quarter of 2002. Approval for the merger was obtained from the Insurance Departments of the States of New York and Delaware.

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

Golden American is a wholly owned subsidiary of Equitable Life Insurance Company of Iowa ("Equitable Life" or the "Parent"). Equitable Life is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC") which is an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands.

RESULTS OF OPERATIONS
---------------------

PREMIUMS

                                                                                 Percentage            Dollar
Three Months ended March 31                                          2002          Change              Change          2001
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    (DOLLARS IN MILLIONS)
Variable annuity premiums:
   Separate account........................................         $326.4          260.4%             $529.9        $(203.5)
   General account.........................................          669.2           53.0               231.8          437.4
                                                               ----------------------------------------------------------------
Total variable annuity premiums............................          995.6          325.7               761.7          233.9
Fixed annuity premiums.....................................            0.7           75.0                 0.3            0.4
Variable life premiums.....................................            0.2          (33.3)               (0.1)           0.3
                                                               ----------------------------------------------------------------
Total premiums.............................................         $996.5          324.8%             $761.9         $234.6
                                                               ================================================================

For the Companies' variable and fixed insurance contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment spread and product charges.

Variable annuity premiums net of reinsurance increased $761.7 million during the first three months of 2002 as compared to the same period in 2001. This increase is primarily due to the reduction of ceded variable annuity separate account premiums related to the modified coinsurance agreement with Equitable Life from $815.7 million in the first quarter of 2001 to $264.1 million in the first quarter of 2002. Also contributing to the increase in variable annuity premiums were sales of new variable annuity products of $281.8 million during the first quarter of 2002, including GoldenSelect Landmark, Multi-Rate Index, SmartDesign Advantage, SmartDesign Variable Annuity, and Retirement Solutions-ING Rollover Choice.

Premiums, net of reinsurance, for variable products from a significant broker/dealer having at least ten percent of total sales for the first three months of 2002 totaled $106.4 million (11% of total premiums), compared to $23.0 million (10%) from a significant broker/dealer for the same period in 2001. Gross premiums for variable products from a significant broker/dealer (having at least ten percent of total sales) for the first three months in 2002, totaled $139.3 million (11%) of total gross premiums compared to $114.8 million (11%), from a significant broker/dealer for the same period in 2001.

REVENUES

                                                                                 Percentage          Dollar
Three Months ended March 31                                           2002         Change            Change           2001
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (DOLLARS IN MILLIONS)
Contract and other charges assessed against
 policyholders.............................................          $45.0           10.0%             $4.1          $40.9
Management fee revenue.....................................            6.7            9.8               0.6            6.1
Net investment income......................................           33.4           72.2              14.0           19.4
Net realized capital losses................................          (15.7)         685.0             (13.7)          (2.0)
                                                               ---------------------------------------------------------------
                                                                     $69.4            7.8%             $5.0          $64.4
                                                               ===============================================================

Total revenues increased 7.8% in the first quarter of 2002 from the same period in 2001. Contract and other charges assessed against policyholders increased $4.1 million or 10.0% in the first quarter of 2002, primarily due to additional fees earned from the higher average level of assets in the variable separate accounts.

Golden American provides certain managerial and supervisory services to Directed Services, Inc. ("DSI"), a wholly owned subsidiary of EIC. The fee paid to Golden American for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $6.3 million and $5.7 million for the first quarters of 2002 and 2001, respectively. This increase was due to increased average assets in the variable separate accounts.

Net investment income increased $14.0 million or 72.2% in the first quarter of 2002 from the same period in 2001. This was due to a growth in invested assets backing the general account variable products.

For the first three months of 2002, the Companies had net realized capital losses on investments of $15.7 million, mainly due to capital losses of $15.3 million from the sale of fixed maturities. The Companies also had write downs of $447,000 from seven impaired fixed maturities.

EXPENSES

Total benefits and expenses increased 47.5%, or $22.3 million, to $72.6 million in the first quarter of 2002. Interest credited and other benefits to policyholders increased 31.7%, or $13.3 million, to $55.3 million in the first quarter of 2002. This increase was largely due to higher average account balances associated with the Companies' general account options, as well as a non-recurring reinsurance gain. This was partially offset by lower premium credits on the Premium Plus product within the variable separate accounts. The premium credit payments decreased by $2.9 million due to a decrease in variable annuity sales of the separate account product.

Commissions increased $7.8 million to $64.2 million in the first three months of 2002 due to increased sales of the general account options. Changes in commissions are generally related to changes in the level and mix or composition of fixed and variable product sales. Most costs incurred as the result of sales have been deferred, having little impact on current earnings.

General expenses increased $11.5 million or 42.7% in the first three months of 2002. The Companies use a network of wholesalers to distribute products, and the salaries and sales bonuses of these wholesalers are included in general expenses. The portion of these salaries and related expenses that varies directly with production levels is deferred, thus having little impact on current earnings. Contributing to the increase in general expenses are additional salary and consulting expenses, as well as cost allocations during the first three months in 2002. The increase in general expenses was partially offset by reimbursements received from the Companies' affiliates including DSI, Equitable Life, ING Mutual Funds Management Co., LLC, Security Life of Denver Insurance Company, Southland Life Insurance Company, and United Life & Annuity Insurance Company, for certain advisory, computer, and other resources and services provided by the Companies.

Policy acquisition costs deferred are offset in part by the expenses reimbursed under modified coinsurance agreements. Policy acquisition costs deferred were $61.8 million in the first quarter of 2002, as compared to ($13.4) million in the first quarter of 2001. The change in the amount of policy acquisition costs deferred was mainly due to a decrease in the amount of deferred costs that have been offset due to modified coinsurance agreements ($38.2 million and $108.1 million for the first quarters of 2002 and 2001, respectively). Amortization of deferred policy acquisition costs ("DPAC") decreased $16.0 million, or 97.0%, in the first quarter of 2002. The decrease in the amortization was mainly due to the lower net amount of deferred costs.

During the first quarters of 2002 and 2001, value of business acquired ("VOBA") was adjusted to decrease amortization by $469,000 and $29,000, respectively, to reflect changes in the assumptions related to the timing of estimated gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VOBA as of March 31, 2002 is $2.6 million for the reminder of 2002, $2.8 million in 2003, $2.4 million in 2004, $1.9 million in 2005, $1.5 million in 2006, and $1.3 million in 2007. Actual amortization may vary based upon changes in assumptions and experience.

Expenses and charges reimbursed under modified coinsurance agreements decreased by $83.1 million to $28.5 million during the first three months in 2002 as compared to the same period in 2001. This reimbursement is primarily due to a modified coinsurance agreement, with Equitable Life covering a considerable portion of Golden American's variable annuities issued after January 1, 2000, excluding those with an interest rate guarantee. Under this reinsurance agreement, $28.7 million and $110.7 in expenses and charges were reimbursed during the first three months of 2002 and 2001, respectively. This reimbursement offset deferred policy acquisition costs and non-deferrable costs related to policies reinsured under this agreement.

INCOME

Net loss for the first three months of 2002 was $2.2 million, a decrease from net income of $8.9 million for the same period in 2001. The decrease in net income is mainly due to the fact that in the first quarter of 2001 there were some nonrecurring reinsurance gains. In addition, the proportion of deferred expenses was lower in 2002 than in 2001. Comprehensive loss for the first three months of 2002 was $9.5 million and comprehensive income of $14.7 million for the same period in 2001. This decrease was partly due to the decline in net income and partly related to the change in unrealized gains and losses on fixed maturities during the first quarter of 2002 as compared to 2001.

The net loss for Golden American as determined in accordance with statutory accounting practices was $28.7 million and $77.3 million in the first quarters of 2002 and 2001, respectively. The decrease in statutory loss during the first quarter of 2002 was mainly due to reduced reserve change resulting from improved equity market returns during the first quarter of 2002 as compared to the same period in 2001.

Total statutory capital and surplus was $296.9 million at March 31, 2002 and $451.6 million at December 31, 2001. The decrease in surplus relates to a temporary reduction due to a State of Delaware regulatory invesment restriction.

FINANCIAL CONDITION
-------------------

INVESTMENTS

The financial statement carrying value and amortized cost basis of the Companies' total investments increased 18.1% and 18.2%, respectively, in the first quarter of 2002. All of the Companies' investments, other than mortgage loans on real estate, are carried at fair value in the Companies' financial statements. The increase in the carrying value of the Companies' investment portfolio was mainly due to net purchases. Growth in the cost basis of the Companies' investment portfolio resulted from the investment of premiums from sales of the general account products as well as increased use of the general account investment option as part of the variable annuity products. The Companies manage the growth of insurance operations in order to maintain adequate capital ratios. To support the general account options of the Companies' insurance products, cash flow was invested primarily in fixed maturities and mortgage loans on real estate.

The Companies' investments had an average yield of 6.2% at March 31, 2002. The Companies estimate the total investment portfolio, excluding policy loans, had a fair value approximately equal to 99.6% of amortized cost value at March 31, 2002.

FIXED MATURITIES: At March 31, 2002, the Companies had fixed maturities with an amortized cost and an estimated fair value of $2.3 billion. The Companies classify 100% of securities as available for sale. Net unrealized depreciation of fixed maturities of $15.1 million was comprised of gross appreciation of $22.2 million and gross depreciation of $37.3 million. Net unrealized holding losses on these securities of $3.5 million were included in stockholder's equity at March 31, 2002 (net of adjustments for VOBA of $0.9 million, DPAC of $10.7 million, and deferred income taxes of $1.2 million, offset by a deferred income taxes valuation allowance of $1.2 million).

The individual securities in the Companies' fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's ($1.2 billion or 51.7%), that are rated BBB+ to BBB- by Standard & Poor's ($561.6 million or 24.0%), and below investment grade securities, which are securities issued by corporations that are rated BB+ and lower by Standard & Poor's ($68.5 million or 2.9%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1, 2, 3, 4, or 5, with 1 being the highest rating (totaling $502.3 million or 21.4%), and investments with a rating of 6 on which impairment writedowns have been recognized ($0.2 million or 0.0%). The Companies' fixed maturity investment portfolio had a combined yield at amortized cost of 6.4% on March 31, 2002.

Fixed maturities rated BBB+ to BBB- (24% of the fixed maturities portfolio) may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

At March 31, 2002, the amortized cost value of the Companies' total investment in below investment grade securities, excluding mortgage-backed securities, was $90.8 million, or 3.3%, of the Companies' investment portfolio. The Companies intend to purchase additional below investment grade securities, but do not expect the percentage of the portfolio invested in such securities to exceed 10% of the investment portfolio. At March 31, 2002, the average yield at amortized cost on the Companies' below investment grade portfolio was 8.4% compared to 6.8% for the Companies' investment grade corporate bond portfolio. The Companies estimate the fair value of the below investment grade portfolio was $88.5 million, or 97.4% of amortized cost value, at March 31, 2002.

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

During the first quarter of 2002, fixed maturities designated as available for sale with a combined amortized cost of $1.3 billion were sold, called, or repaid by their issuers. In total, net pre-tax losses from sales, calls, and repayments of fixed maturities amounted to $15.3 million during the first quarter of 2002.

During the first quarter of 2002, Golden American determined that the carrying value of seven impaired fixed maturity investments exceeded their estimated net realizable value. As a result, during the first quarter of 2002, Golden American recognized a total pre-tax loss of approximately $0.4 million to reduce the carrying value of all impaired fixed maturity investments to their net realizable value of $0.6 million.

At March 31, 2002, the Companies had nine fixed maturity investments in default.

MORTGAGE LOANS ON REAL ESTATE: Mortgage loans on real estate represent 8.2% of the Companies' investment portfolio. Mortgages outstanding at amortized cost were $222.6 million at March 31, 2002 with an estimated fair value of $226.0 million. The Companies' mortgage loan portfolio includes 82 loans with an average size of $2.7 million. The Companies' mortgage loans on real estate are typically secured by occupied buildings in major metropolitan locations and are diversified by type of property and geographic location.

At March 31, 2002, no mortgage loan on real estate was delinquent by 90 days or more. The Companies' loan investment strategy is consistent with other life insurance subsidiaries of ING in the United States. The Companies have experienced a historically low default rate in their mortgage loan portfolios.

OTHER ASSETS

Reinsurance recoverables increased $4.3 million during the first quarter of 2002, due largely to an increase of $9.6 million in reinsurance reserves from an intercompany reinsurance agreement between Golden American and Security Life of Denver International Limited ("SLDI"). On December 28, 2000, effective January 1, 2000, Golden American entered into a reinsurance agreement with SLDI, an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits. Negative equity market returns during 2002 led to the increase in the reinsurance reserves under this agreement.

Amounts due from affiliates were $20.0 million and $20,000 at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002, the Companies had a receivable of $22.6 million from Equitable Life related to the overpayment for the amounts due under the modified coinsurance agreement.

Accrued investment income increased $4.4 million during the first three months of 2002, due to an increase in investments in fixed maturities during the first three months of 2002, which lead to an increase in investment income from fixed maturities.

DPAC represents certain deferred costs of acquiring insurance business, principally first year commissions and interest bonuses, premium credits, and other expenses related to the production of business. Any expenses which vary directly with the sales of the Companies' products are deferred and amortized. VOBA is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. At March 31, 2002, the Companies had DPAC and VOBA balances of $786.9 million and $22.3 million, respectively, as compared to DPAC and VOBA balances of $709.0 million and $20.2 million, respectively, at December 31, 2001. During the first quarter of 2002, additional policy acquisition costs were deferred due to a lower reimbursement of expenses under the modified coinsurance agreements. See Liquidity and Capital Resources for further information regarding the modified coinsurance agreements.

At March 31, 2002, the Companies had $11.6 billion of separate account assets compared to $11.0 billion at December 31, 2001. The increase in separate account assets resulted from sales of the Companies' variable annuity products, net of redemptions, and from net policyholder transfers to the separate account options from the fixed account options within the variable products.

At March 31, 2002, the Companies had total assets of $15.8 billion, a 9.9% increase from December 31, 2001.

LIABILITIES

Future policy benefits increased $0.4 billion (17.2%), to $2.6 billion at March 31, 2002 reflecting net sales of the Companies' general account options, net of transfers to the separate account.

Separate account liabilities increased $0.7 billion (6.2%), to $11.6 billion at March 31, 2002. Net contributions to the separate account were partially offset by a decrease in separate account liabilities resulting from negative equity market returns.

Amounts due to affiliates decreased by $13.9 million from $25.1 million at December 31, 2001 to $11.2 million at March 31, 2002, mainly due to the settlement of a payable to Equitable Life related to the modified coinsurance agreement.

Other liabilities increased $44.6 million from $85.0 million at December 31, 2001 to $129.6 at March 31, 2002, due primarily to the timing of the settlement of account transfers and an increase in outstanding checks.

In conjunction with the volume of variable annuity sales, the Companies' total liabilities increased $1.4 billion, or 10.6%, during the first quarter of 2002 and totaled $15.0 billion at March 31, 2002.

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

Net cash provided by operating activities was $127.4 million in the first quarter of 2002 compared to net cash provided by operating activities of $107.6 million in the same period of 2001. A main source of cash provided from operating activities is an increase in other liabilities, net of a decrease in other assets, of $152.1 million in the first quarter of 2002.

Net cash used in investing activities was $448.0 million during the first quarter of 2002 as compared to net cash used in investing activities of $317.2 million in the same period in 2001. This increase in the net cash used in investing activities is primarily due to increased net purchases of fixed maturities during the first three months of 2002. Net purchases of fixed maturities reached $375.8 million in the first quarter of 2002 versus net purchases of $318.0 million in the same period in 2001. Net purchases of mortgage loans on real estate reached $8.8 million in the first quarter of 2002 versus net maturities of $0.8 million during the same period in 2001. Net purchase of short-term investments increased $63.0 million in the first quarter of 2002 compared to the same period in 2001. These investment purchases were mainly due to an increase in sales of the Companies' general account options.

Net cash provided by financing activities was $308.0 million during the first quarter of 2002 as compared to net cash provided by financing activities of $235.9 million during the same period in 2001. During the first quarter of 2002, net cash provided by financing activities was positively impacted by net general account deposits of $635.1 million compared to $410.6 million in the same period of 2001 primarily due to the introduction of new variable annuity products.
Offsetting these increases, during the first quarter of 2002, were net reallocations to the Companies' separate accounts, which increased to $325.7 million from $176.1 million during the same period in 2001.

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

Based on current trends, the Companies expect to continue to use net cash in operating activities, given the continued growth of annuity sales. It is anticipated that a continuation of capital contributions from its Parent, the issuance of additional surplus notes, and/or the use of modified coinsurance agreements will cover these net cash outflows. ING AIH is committed to the sustained growth of Golden American. During 2002, ING AIH maintains Golden American's statutory capital and surplus at the end of each quarter at a level such that: 1) the ratio of Total Adjusted Capital divided by Company Action Level Risk Based Capital exceeds 300%; 2) the ratio of Total Adjusted Capital (excluding surplus notes) divided by Company Action Level Risk Based Capital exceeds 200%; and 3) Golden American's statutory capital and surplus exceeds the "Amounts Accrued for Expense Allowances Recognized in Reserves" as disclosed on page 3, Line 13 of Golden American's statutory statement.

Golden American occupies 125,000 square feet of leased space in West Chester, Pennsylvania. At March 31, 2002, First Golden's principal office was located in Woodbury, New York, where certain of the Company's records were maintained.

The ability of Golden American to pay dividends to the Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 2002, Golden American cannot pay dividends to Equitable Life without prior approval of statutory authorities.

Under the provisions of the insurance laws of the State of New York, First Golden could not distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing. First Golden did not pay dividends to Golden American during the first quarter ended March 31, 2002.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Companies have complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the Companies have total adjusted capital above all required capital levels.

REINSURANCE: At March 31, 2002, Golden American had reinsurance treaties with five unaffiliated reinsurers and three affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life covering a considerable portion of Golden American's variable annuities issued after January 1, 2000, excluding those with an interest rate guarantee.

On December 28, 2000, Golden American entered into a reinsurance agreement with SLDI, an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued after January 1, 2000. Golden American also obtained an irrevocable letter of credit was obtained through Bank of New York in the amount of $25 million related to this agreement. Effective March 29, 2002, the letter of credit amount was revised to $75 million.

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

On the basis of these analyses, management believes there is currently no material solvency risk to the Companies. With respect to a 10% drop in equity values from year end 2001 levels, variable separate account funds, which represent 82% of the Companies' in force business, pass the risk in underlying fund performance to the contractholder (except for certain minimum benefits guarantees, described above). With respect to interest rate movements up or down 100 basis points from March 31, 2002 levels, the remaining 18% of the in force are fixed account funds, and almost all of these have market value adjustments which provide significant protection to the Companies against changes in interest rates.

CRITICAL ACCOUNTING POLICIES
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Item 7 of Golden American's Annual Report on Form 10K discusses several critical accounting policies which we believe are most sensitive to estimates and judgments and involve a higher degree of judgment and complexity. There have been no material changes to that information during the first quarter of 2002.

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

Variable and fixed insurance products currently offered by the Companies include thirteen variable annuity products and two fixed annuity products. During the year 2002, Golden American began selling one new variable insurance product, Multi-Rate Index Annuity.

SUBSEQUENT EVENTS - 8K

A filing was made on April 16, 2002, under the Reliastar Life Insurance Company of New York ("RLNY") registration, in accordance with Item 5 of Form 8-K: Other Events and Regulation FD Disclosure. The purpose of the filing was to report that on April 1, 2002, First Golden was merged into RLNY. Approval for the merger was obtained from the Insurance Departments of the States of New York and Delaware.

ReliaStar Life Insurance Company ("ReliaStar"), the parent of Security-Connecticut Life Insurance Company ("Security-Connecticut"), who in turn is the parent of RLNY, paid to Golden American the preliminary merger consideration of $27.7 million in exchange for 100% of the shares of First Golden. ReliaStar contributed First Golden to Security-Connecticut who in turn contributed First Golden to RLNY. The final merger consideration of First Golden will be the fair market value as determined by the first quarter statutory financial statement and will be recorded in the second quarter of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

(b) Reports on Form 8-K

None during the first quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:   May 13, 2002                      GOLDEN AMERICAN LIFE INSURANCE COMPANY





                                            By/s/       Wayne R. Huneke
                                                --------------------------------
                                            Wayne R. Huneke
                                            Chief Financial Officer and Director
                                            (Principal Financial Officer)
                                            (Duly Authorized Officer)



                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three months ended March 31, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three months ended March 31, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three months ended March 31, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three months ended March 31, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three months ended March 31, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three months ended March 31, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three months ended March 31, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three months ended March 31, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three months ended March 31, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three months ended March 31, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (x)      Participation Agreement between Golden American and ING Variable Products Trust (incorporated by reference to Exhibit 8(n) to Amendment No. 32 to a Post Effective Amendment to a Registration
                   Statement on Form N-4 filed with the SEC on April 26, 2002 (File No. 33-23351 and 811-5626)) ........     __

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

          (aa)     Amendment to the Reinsurance Agreement between Golden American and Security Life of
                   Denver International Limited, amended September 28, 2001 (Incorporated by reference from
                   Exhibit 10(n) Pre-Effective Amendment No. 1 to a Registration Statement for Golden
                   American on Form S-1 filed with the SEC on October 26, 2001 (Filed No. 333-63694))...................     __


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three months ended March 31, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (af)     Participation Agreement between Golden American Life Insurance Company, INVESCO Variable
                   Investment Funds, Inc., INVESCO Funds Group, Inc. and INVESCO Distributors, Inc. (incorporated by reference from Exhibit 10(u) to Post-Effective Amendment  No. 32 to a Registration Statement
                   on Form N-4 filed by Registrant with the SEC on or about April 26, 2002 (File No. 33-23351
                   and 811-5626)).......................................................................................     __

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three months ended March 31, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

          (aj)     Participation Agreement between Golden American Life Insurance Company, Pioneer Variable
                   Contracts Trust, Pioneer Investment Management, Inc. and Pioneer Funds Distributor, Inc.
                   (incorporated by reference from Exhibit 8(o) to Post-Effective Amendment No. 32 to a
                   Registration Statement on Form N-4 filed by Registrant with the SEC on or about April 26, 2002
                   (File No. 33-23351 and 811-5626))....................................................................     __

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three months ended March 31, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                                                                                                    Page Number
                                                                                                                    -----------

          (aq)     Participation Agreement betweeen Golden American Life Insurance Company and Fidelity Distributors
                   Corporation (incorporated by reference from Exhibit 8(p) to Post-Effective Amendment No. 32 to a
                   Registration Statement on Form N-4 filed by Registrant with the SEC on or about April 26, 2002
                   (File No. 33-23351 and 811-5626))....................................................................     __


