Form 10-Q
period 2002-06-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2002-08-14
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             June 30, 2002
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       ------------------     ------------------

Commission file number    33-87272,  333-51353, 333-28765, 333-28681, 333-28743,
                          ------------------------------------------------------
                          333-51949, 333-65009, 333-66745, 333-76941, 333-76945,
                          ------------------------------------------------------
                          333-35592, 333-95511, 333-30186, 333-40596, 333-33924,
                          ------------------------------------------------------
                          333-95457, 333-59386, 333-59398, 333-59408, 333-52320
                          ------------------------------------------------------
                          333-57212, 333-63694, 333-67660, 333-68138, 333-70602
                          ------------------------------------------------------
                          333-76150, 333-84394, 333-87152, 333-90528
                          ------------------------------------------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 12, 2002, 250,000 shares of Common Stock, $10 Par Value, are authorized, issued and outstanding.
As of August 12, 2002, 50,000 shares of Preferred Stock, $5000 Par Value, are authorized.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Exhibit index - Page 24                                             Page 1 of 36

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:
Condensed Consolidated Statements of Income (Unaudited)
        For the three months ended June 30, 2002 and 2001......................3
        For the six months ended June 30, 2002 and 2001........................4
Condensed Consolidated Balance Sheets
        June 30, 2002 (Unaudited) and December 31, 2001........................5
Condensed Consolidated Statement of Changes in
  Stockholder's Equity (Unaudited).............................................6
Condensed Consolidated Statements of Cash Flows (Unaudited)
        For the six months ended June 30, 2002 and 2001........................7
Notes to Condensed Consolidated Financial Statements (Unaudited)...............8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................13


PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.....................................22

Signature.....................................................................23

Index  .......................................................................24



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:                 Golden American Life Insurance Company

Condensed Consolidated Statements of Income (Unaudited):

                                                                     For the Three                For the Three
                                                                      Months Ended                 Months Ended
                                                                     June 30, 2002                June 30, 2001
                                                               -------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
   Revenues:
      Contract and other charges assessed against
        Policyholders                                                       $50,255                    $36,857
      Management fee revenue                                                  7,045                      6,307
      Net investment income                                                  40,921                     23,359
      Net realized capital (losses) gains                                    (9,044)                        44
                                                               -------------------------------------------------------
                                                                             89,177                     66,567

   Benefits and expenses:
      Benefits:
        Interest credited and other benefits to policyholders                55,865                     44,425
      Underwriting, acquisition, and insurance expenses:
        Commissions                                                             492                        360
        Commissions - affiliates                                             99,151                     51,842
        General expenses                                                     35,536                     33,296
        Policy acquisition costs deferred                                   (94,698)                   (38,344)
        Amortization:
          Deferred policy acquisition costs                                  31,792                     13,104
          Value of business acquired                                          1,002                      1,683
          Goodwill (NOTE 2)                                                      --                      1,056
        Expense and charges reimbursed under modified
          coinsurance agreements                                                204                       (879)
        Expense and charges reimbursed under modified
          coinsurance agreements - affiliates                               (28,946)                   (50,204)
     Interest expense                                                         4,737                      4,765
                                                               -------------------------------------------------------
                                                                            105,135                     61,104
                                                               -------------------------------------------------------
   (Loss) income before income taxes                                        (15,958)                     5,463

   Income tax (benefit) expense                                              (5,476)                     2,261
                                                               -------------------------------------------------------

   Net (loss) income                                                       $(10,482)                    $3,202
                                                               =======================================================




See notes to condensed consolidated financial statements.

                                                                  3


Condensed Consolidated Statements of Income (Unaudited):

                                                                       For the Six                  For the Six
                                                                      Months Ended                 Months Ended
                                                                     June 30, 2002                June 30, 2001
                                                               -------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
   Revenues:
      Contract and other charges assessed against
        policyholders                                                       $95,299                    $77,714
      Management fee revenue                                                 13,779                     12,438
      Net investment income                                                  74,278                     42,771
      Net realized capital losses                                           (24,757)                    (1,919)
                                                               -------------------------------------------------------
                                                                            158,599                    131,004

   Benefits and expenses:
      Benefits:
        Interest credited and other benefits to policyholders               111,197                     86,434
      Underwriting, acquisition, and insurance expenses:
        Commissions                                                             706                        795
        Commissions - affiliates                                            163,152                    107,805
        General expenses                                                     74,297                     60,517
        Policy acquisition costs deferred                                  (156,471)                   (24,925)
        Amortization:
          Deferred policy acquisition costs                                  32,327                     29,632
          Value of business acquired                                            333                      2,175
          Goodwill (NOTE 2)                                                      --                      2,112
        Expense and charges reimbursed under modified
          coinsurance agreements                                                412                     (1,759)
        Expense and charges reimbursed under modified
          coinsurance agreements - affiliates                               (57,671)                  (160,909)
     Interest expense                                                         9,457                      9,508
                                                               -------------------------------------------------------
                                                                            177,739                    111,385
                                                               -------------------------------------------------------
   (Loss) income before income taxes                                        (19,140)                    19,619

   Income tax (benefit) expense                                              (6,461)                     7,484
                                                               -------------------------------------------------------

   Net (loss) income                                                       $(12,679)                   $12,135
                                                               =======================================================



See notes to condensed consolidated financial statements.

                                                                 4


Condensed Consolidated Balance Sheets:
                                                                                  June 30, 2002           December 31, 2001
                                                                              ------------------------------------------------
                                                                                    (Unaudited)
ASSETS                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Investments:
  Fixed maturities, available for sale, at fair value
    (cost:  2002 - $3,651,732; 2001 - $1,982,527)                                     $3,681,068              $1,994,913
  Equity securities, at fair value (cost: 2002 - $22,575; 2001 - $74)                     21,155                      55
  Mortgage loans on real estate                                                          246,354                 213,883
  Policy loans                                                                            16,107                  14,847
  Short-term investments                                                                  10,002                  10,021
                                                                              ------------------------------------------------
Total investments                                                                      3,974,686               2,233,719
Cash and cash equivalents                                                                279,879                 195,726
Reinsurance recoverable                                                                   43,782                  27,151
Reinsurance recoverable from affiliates                                                   88,800                  28,800
Due from affiliates                                                                       37,243                      20
Accrued investment income                                                                 49,100                  22,771
Deferred policy acquisition costs                                                        812,839                 709,042
Value of business acquired                                                                18,528                  20,203
Current income taxes recoverable                                                              --                     400
Property and equipment, less accumulated depreciation of
  $12,424 in 2002 and $10,624 in 2001                                                      9,106                  10,468
Goodwill, less accumulated amortization of $17,590 in 2002
  and $17,600 in 2001                                                                    151,277                 151,363
Receivable for securities sold                                                            73,310                   8,509
Other assets                                                                              11,327                   4,279
Separate account assets                                                               10,893,177              10,958,191
                                                                              ------------------------------------------------
Total assets                                                                         $16,443,054             $14,370,642
                                                                              ================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
    Future policy benefits and claims reserves                                        $4,022,203              $2,178,189
    Unearned revenue reserve                                                               5,778                   6,241
    Other policy claims and benefits                                                       1,275                     836
                                                                              ------------------------------------------------
                                                                                       4,029,256               2,185,266
Notes payable with affiliates                                                            170,000                 245,000
Revolving note payable                                                                        --                   1,400
Due to affiliates                                                                          8,683                  25,080
Current income tax liability                                                               8,862                      --
Deferred income tax liability                                                             21,319                  12,612
Other deposits                                                                           100,078                  14,360
Payable for securities purchased                                                         117,583                  36,283
Dollar roll obligations                                                                   84,232                   3,951
Other liabilities                                                                         83,871                  70,670
Separate account liabilities                                                          10,893,177              10,958,191
                                                                              ------------------------------------------------
                                                                                      15,517,061              13,552,813
Commitments and contingencies

Stockholder's equity:
  Preferred stock, par value $5,000 per share, authorized 50,000 shares                       --                      --
  Common stock, par value $10 per share, authorized, issued,
    and outstanding  250,000 shares                                                        2,500                   2,500
  Additional paid-in capital                                                             902,456                 780,436
  Accumulated other comprehensive income                                                   2,627                   3,804
  Retained earnings                                                                       18,410                  31,089
                                                                              ------------------------------------------------
Total stockholder's equity                                                               925,993                 817,829
                                                                              ------------------------------------------------
Total liabilities and stockholder's equity                                           $16,443,054             $14,370,642
                                                                              ================================================


See notes to condensed consolidated financial statements.

                                                                 5

Condensed Consolidated Statements of Changes in Stockholder's Equity(Unaudited):
(DOLLARS IN THOUSANDS)


                                                                    For the Six                For the Six
                                                                   Months Ended               Months Ended
                                                                   June 30, 2002              June 30, 2001
                                                                 -------------------------------------------
              Shareholder's equity, beginning of period               $817,829                   $617,137
                 Comprehensive income:
                   Net (loss) income                                   (12,679)                    12,135
                   Change in net unrealized investment
                     (losses) gains                                     (1,177)                     5,225
                                                                 -------------------------------------------
                 Total comprehensive (loss) income                     (13,856)                    17,360
                 Loss on sale to affiliate                              (2,980)                        --
                 Contribution of capital                               125,000                      7,000
                                                                 -------------------------------------------
              Shareholder's equity, end of period                     $925,993                   $641,497
                                                                 ===========================================









See notes to condensed consolidated financial statements.

                                                                 6


Condensed Consolidated Statements of Cash Flows (Unaudited):

                                                                                   For the Six              For the Six
                                                                                  Months Ended             Months Ended
                                                                                 June 30, 2002            June 30, 2001
                                                                            -------------------------------------------------
                                                                                           (DOLLARS IN THOUSANDS)

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $120,680                $165,012

INVESTING ACTIVITIES Proceeds from sales of investments:
   Fixed maturities - available for sale                                              2,951,188                 167,642
   Equity securities                                                                         --                   6,894

Investment maturities, repayments or collections:
   Fixed maturities - available for sale                                                100,934                  62,274
   Mortgage loans on real estate                                                         10,602                  60,621
                                                                            -------------------------------------------------
                                                                                      3,062,724                 297,431
Acquisition of investments:
   Fixed maturities - available for sale                                             (4,746,329)               (658,495)
   Equity securities                                                                    (22,500)                     --
   Mortgage loans on real estate                                                        (43,073)               (111,532)
   Policy loans - net                                                                    (1,260)                   (587)
   Short-term investments - net                                                             (19)                (13,195)
                                                                            -------------------------------------------------
                                                                                     (4,813,181)               (783,809)
Disposal of subsidiaries at book value                                                  (31,556)                     --
Proceeds from sale of interest in subsidiaries                                           27,929                      --
Net sale of property and equipment                                                         (480)                     18
                                                                            -------------------------------------------------
Net cash used in investing activities                                                (1,754,564)               (486,360)

FINANCING ACTIVITIES
Proceeds from reciprocal loan agreement borrowings                                           --                  29,300
Repayment of reciprocal loan agreement borrowings                                            --                 (29,300)
Proceeds from revolving note payable                                                         --                   1,400
Repayment of revolving note payable                                                      (1,400)                     --
Repayment of  notes payable with affiliates                                             (75,000)                     --
Investment contract deposits                                                          2,334,199                 734,162
Investment contract withdrawals                                                         (80,591)                (70,613)
Investment contract transfers                                                          (584,171)               (362,587)
Contribution from parent                                                                125,000                   7,000
                                                                            -------------------------------------------------
Net cash provided by financing activities                                             1,718,037                 309,362
                                                                            -------------------------------------------------

Increase (decrease) in cash and cash equivalents                                         84,153                 (11,986)

Cash and cash equivalents at beginning of period                                        195,726                 152,880
                                                                            -------------------------------------------------

Cash and cash equivalents at end of period                                             $279,879                $140,894
                                                                            =================================================


See notes to condensed consolidated financial statements.
                                                                 7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Golden American Life Insurance Company's annual report on Form 10-K for the year ended December 31, 2001.

CONSOLIDATION
The  consolidated  financial  statements  include Golden American Life Insurance
Company ("Golden American" or the "Company") and its former wholly owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Companies") through December 31, 2001. All significant intercompany accounts and transactions have been eliminated.

As of April 1, 2002, Golden American sold First Golden to Reliastar Life Insurance Company ("Reliastar"). Reliastar, the parent of Security-Connecticut Life Insurance Company ("Security-Connecticut") who in turn is the parent of Reliastar Life Insurance Company of New York ("RLNY"), merged the First Golden business into its operations and dissolved First Golden at book value for $27.7 million in cash and a receivable totaling $0.2 million from RLNY. The receivable from RLNY was assumed by Equitable Life Insurance Company of Iowa ("Equitable Life" or the "Parent"), and ultimately by ING Groep N.V. ("ING"). The consideration was based on First Golden's statutory-basis book value. RLNY's payable to the company was assumed by ING and subsequently forgiven. Golden American realized a loss of $3.0 million related to the sale of First Golden, which was recorded as a capital transaction. Approval for the merger was obtained from the Insurance Departments of the States of New York and Delaware.

STATUTORY
The net loss for Golden American as determined in accordance with statutory accounting practices was $99.1 million and $127.8 million for the three and six months ended June 30, 2002, respectively ($26.3 million and $55.0 million for the three and six months ended June 30, 2001). Total statutory capital and surplus was $362.6 million at June 30, 2002 and $451.6 million at December 31, 2001.

RECLASSIFICATIONS
Certain reclassifications have been made to the 2001 information to conform to the 2002 financial statement presentation.

NOTE 2 - NEW ACCOUNTING STANDARDS

ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("FAS") No. 142, Accounting for Goodwill and Intangible Assets effective for fiscal years beginning after December 15, 2001. Under the new statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other intangible assets will continue to be amortized over their useful lives.

The Companies adopted the new statement effective January 1, 2002. Application of the nonamortization provisions of the new statement resulted in an increase in net income of $0.9 million and $1.9 million for the three and six months ended June 30, 2001, respectively. The Companies performed the first of the required impairment tests for goodwill as of January 1, 2002. The results indicate that an impairment may exist. The required steps for measuring the amount of the impairment will be completed and the resulting impairment loss will be recorded as a change in accounting principle prior to December 31, 2002. The impairment loss recorded will be the difference between the carrying amount and the estimated fair value of goodwill.

Had the Companies been accounting for goodwill under FAS 142 for all periods presented, the Companies' net income for the three and six months ended June 30, 2001 would have been as follows:


                                              For The Three               For The Six
                                              Months Ended               Months Ended
                                              June 30, 2001             June 30, 2001
   ---------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
   Reported net income after tax                    $3,202                   $12,135

   Add back goodwill amortization, net of
   taxes                                               945                     1,889
                                           -----------------------------------------------

   Adjusted net income after tax                    $4,147                   $14,024
                                           ===============================================

NOTE 3 -- INVESTMENTS

INVESTMENT VALUATION ANALYSIS: The Companies analyze the investment portfolio at least quarterly in order to determine if the carrying value of any investment has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when impairment in value appears to be other than temporary.

During the first six months of 2002, Golden American determined that ten bonds had other than temporary impairments. As a result, at June 30, 2002, Golden American recognized a total pre-tax loss of $7.0 million to reduce the carrying value of the bonds to their combined fair value of $6.9 million. During the first six months of 2001, Golden American determined that three bonds had other than temporary impairments. As a result, at June 30, 2001, Golden American recognized a total pre-tax loss of $0.7 million to reduce the carrying value of the bonds to their fair value of $0.4 million.

DOLLAR ROLL AGREEMENTS: In 2001, the Companies began entering into dollar roll agreements to increase the return on investments and improve liquidity. These transactions involve a sale of securities by the Companies and an agreement to repurchase substantially the same securities as those sold, typically within one month. The dollar roll agreements are accounted for as short-term collateralized financings. The repurchase obligations totaled $84.2 million and $4.0 million at June 30, 2002 and December 31, 2001, respectively. Such borrowings were collaterized by investment securities with fair values approximately equal to loan value. The primary risk associated with short-term collaterized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Companies' exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at June 30, 2002 and December 31, 2001. The Companies believe the counterparties to dollar roll agreements are financially responsible and that the counterparty risk is minimal.

NOTE 4 -- DERIVATIVE INSTRUMENTS

The Company may from time to time utilize various derivative instruments to manage interest rate and price risk (collectively, market risk). The Company has appropriate controls in place, and financial exposures are monitored and managed by the Company as an integral part of their overall risk management program. Derivatives are recognized on the balance sheet at their fair value. At June 30, 2002, the Company did not utilize any such derivatives.

NOTE 5 -- RELATED PARTY TRANSACTIONS

OPERATING AGREEMENTS: Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Companies. DSI is authorized to enter into agreements with broker/dealers to distribute the Companies' variable products and appoint representatives of the broker/dealers as agents. The Company paid commissions to DSI totaling $99.2 million and $163.2 million in the second quarter and the first six months of 2002, respectively ($52.5 million and $108.4 million, respectively, for the same periods of 2001).

Golden American provides certain managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the second quarter and the first six months of 2002, the fee was $6.3 million and $12.6 million, respectively ($5.8 million and $11.5 million, respectively, for the same periods of 2001).

Golden American has expense sharing agreements with certain of its affiliates. Golden American has an expense sharing agreement with ING America Insurance Holdings, Inc. ("ING AIH") for administrative, management, financial, and information technology services. Under these agreements with ING AIH, Golden American incurred expenses of $8.2 million and $21.4 million in the second quarter and the first six months of 2002, respectively ($4.3 million and $15.1 million, respectively, for the same periods of 2001).

The Company has a service agreement with Equitable Life for administrative, financial and actuarial related services, certain advisory, computer, and other resources and services. Under this agreement with Equitable Life, Golden American's general expenses were reduced by a net amount of $3.9 million and $4.6 million in the second quarter and the first six months of 2002, respectively ($1.4 million and $2.7 million for the same periods of 2001).

Golden America has an expense sharing agreement with ING Life Insurance and Annuity Company ("ILIAC") for administrative, management, training, customer service, information technology, and distribution services. Under this agreement with ILIAC, Golden American's general expenses were reduced by a net amount of $2.3 million and $8.3 in the second quarter and the first six months of 2002, respectively ($0 and $0 for the same periods of 2001).

For the second quarter of 2002, the Company received premiums, net of reinsurance, for variable products sold through nine affiliates, Locust Street Securities, Inc. ("LSSI"), Vestax Securities Corporation ("Vestax"), DSI, Multi-Financial Securities Corporation ("Multi-Financial"), IFG Network Securities, Inc. ("IFG"), Washington Square Securities, Inc. ("Washington Square"), PrimeVest Financial Services, Inc. ("PrimeVest"), Compulife Investor Services, Inc. ("Compulife"), and ING Financial Advisors, LLC ("ING Financial Advisors") of $70.3 million, $11.4 million, $0.5 million, $9.7 million, $3.1 million, $71.1 million, $63.0 million, $44.9 million and $28.9 million, respectively ($28.5 million, $9.1 million, $0.2 million, $5.9 million, $3.9 million, $21.6 million, $7.9 million, $2.2 million and $0, respectively, for the same period of 2001).

For the first six months of 2002, the Companies received premiums, net of reinsurance, for variable products sold through nine affiliates, LSSI, Vestax, DSI, Multi-Financial, IFG, Washington Square, PrimeVest, Compulife, and ING Financial Advisors of $94.2 million, $20.0 million, $1.1 million, $17.7 million, $8.9 million, $115.9 million, $90.0 million, $44.9 million and $28.9 million, respectively ($37.9 million, $12.9 million, $0.4 million, $9.0 million, $5.5 million, $28.9, $11.0, $3.7 and $0, respectively, for the same period of 2001).

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

Under this agreement, Golden American received a net reimbursement of expenses and charges of $29.0 million and $57.7 million for the second quarter and the first six months of 2002, respectively ($50.2 million and $160.9 million for the same periods in 2001). This was offset by decreased deferred acquisition costs of $47.2 million and $85.4 million for the second quarter and the first six months of 2002, respectively ($52.7 million and $160.8 million for the same periods in 2001). At June 30, 2002, Golden American had a receivable from Equitable Life of $28.9 million due to the timing of the cash settlement for the modified coinsurance agreement. As of December 31, 2001, Golden American had a payable to Equitable Life of $22.6 million under the agreement due to the overpayment by Equitable Life of the cash settlement for the modified coinsurance agreement.

REINSURANCE AGREEMENT COVERING MINIMUM GUARANTEED BENEFITS: On December 28, 2000, Golden American entered into a reinsurance agreement with Security Life of Denver International Limited ("SLDI"), an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued on or after January 1, 2000. An irrevocable letter of credit was obtained through Bank of New York in the amount of $25.0 million related to this agreement. Effective December 24, 2001, the letter of credit amount was revised to $70.0 million, and effective March 29, 2002, the letter of credit amount was revised to $75.0 million. On June 30, 2002, an additional irrevocable letter of credit was obtained through Bayerische Hypo- und Vereinsbank AG in the amount of $50.0 million related to this agreement. Under this agreement, Golden American recorded a reinsurance recoverable of $88.8 million at June 30, 2002, and $28.8 million at December 31, 2001.

NOTES PAYABLE: On June 28, 2002, Golden American prepaid the principal amount of the note that Golden American issued on December 30, 1999, a $50 million, 8.179% note to Equitable Life, which was to mature on December 29, 2029. On June 28, 2002, Golden American also prepaid the principal amount of a note that the Company issued on December 17, 1996, a $25 million, 8.25% note to Equitable of Iowa Companies ("Equitable"), which was to mature on December 17, 2026. As a result of the merger of Equitable into Equitable of Iowa Companies, Inc. ("EIC"), the note was payable to EIC. Approval for these prepayments was obtained from the Insurance Department of the State of Delaware.

On December 8, 1999, Golden American issued a $35 million, 7.979% note to First Columbine Life Insurance Company, an affiliate, which matures on December 7, 2029. On September 30, 1999, Golden American issued a $75 million, 7.75% note to ING AIH, which matures on September 29, 2029. On December 30, 1999, ING AIH assigned the note to Equitable Life. On December 30, 1998, Golden American issued a $60 million, 7.25% note to Equitable Life, which matures on December 29, 2028.

STOCKHOLDER'S EQUITY: During the second quarter and the first six months of 2002, Golden American received capital contributions from its Parent of $125.0 million ($7.0 million for the same periods in 2001).

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At June 30, 2002, the Company had reinsurance treaties with four unaffiliated reinsurers and three affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. At June 30, 2002 and December 31, 2001, the Companies had net receivables of $132.6 million and $56.0 million, respectively, for reinsurance claims, reserve credits, or other receivables from these reinsurers. At June 30, 2002 and December 31, 2001, these net receivables were comprised of $25.7 million and $7.8 million, respectively, for claims recoverable from reinsurers, $5.7 million and $3.4 million, respectively, for a payable for reinsurance premiums, $88.8 million and $28.8 million, respectively, for reserve credits, and $23.8 million and $22.7 million, respectively, for reinsured surrenders and allowances due from an unaffiliated reinsurer. Included in the accompanying financial statements, excluding the modified coinsurance agreements, are net considerations to reinsurers of $11.8 million for the second quarter of 2002 and $25.2 million for the first six months of 2002 compared to $6.0 million and $12.6 million, respectively, for the same periods in 2001. Also included in the accompanying financial statements are net policy benefits recoveries of $10.4 million for the second quarter of 2002 and $20.5 million for the first six months of 2002 compared to $1.8 million and $11.8 million, respectively, for the same periods in 2001.

Under the modified coinsurance agreement which Golden American has with Equitable Life, disclosed in NOTE 5, Golden American received a total settlement of $29.0 million and $57.7 million pertaining to the second quarter and the first six months of 2002, respectively ($50.2 million and $160.9 million, respectively, for the same periods in 2001). The carrying value of the separate account liabilities covered under this agreement represent 33.2% of total separate account liabilities outstanding at June 30, 2002 (31.9% at December 31, 2001). Golden American remains liable to the extent Equitable Life does not meet its obligations under the agreement. The accompanying financial statements are presented net of the effects of the agreement.

INVESTMENT COMMITMENTS: At June 30, 2002 and December 31, 2001, outstanding commitments to fund mortgage loans totaled $123.0 million and $3.2 million, respectively. The increase reflects the Company's current investment strategy in response to market conditions. At June 30, 2002 and December 31, 2001, outstanding commitments to fund fixed maturities totaled $31.0 million and $22.0 million, respectively.

VULNERABILITY FROM CONCENTRATIONS: Golden American has various concentrations in the investment portfolio. As of June 30, 2002, the Company had two investments (other than bonds issued by agencies of the United States government) exceeding ten percent of stockholder's equity. The Company's asset growth, net investment income, and cash flow are primarily generated from the sale of variable insurance products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could cause a severe impact on the Company's financial condition. The SmartDesign products were introduced during the second quarter of 2002 and generated 52% and 34% of the Companies' sales during the second quarter and the first six months of 2002, respectively. The Premium Plus product generated 16% and 20% of the Companies' sales during the second quarter and the first six months of 2002, respectively (54% and 52%, respectively, in the same periods of 2001). The GoldenSelect Guarantee Annuity product generated 23% and 24% of the Companies' sales during the second quarter and the first six months of 2002, respectively (13% and 18%, respectively, in the same periods of 2001).

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company established revolving note payable with SunTrust Bank, Atlanta (the "Bank") which expires July 30, 2003. The note was approved by the Board of Directors of Golden American on August 5, 1998. The amount the Company may have outstanding is $75,000,000. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.225% or
(2) a rate quoted by the Bank to the Companies for the advance. The terms of the agreement require the Companies to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. During the second quarters ended June 30, 2002 and 2001, the Companies did not incur interest expense. During the six months ended June 30, 2002 and 2001, the Companies incurred interest expense of $0 and $1,000, respectively. At June 30, 2002 and December 31, 2001, the Companies had borrowings of $0 and $1,400,000, respectively, under these agreements.

NOTE 7 -- COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. During the second quarters of 2002 and 2001, total comprehensive income (loss) for the Companies amounted to $(4.3) million and $2.7 million, respectively, and $(13.9) million and $17.4 million for the six months ended June 30, 2002 and 2001, respectively. Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(0.3) million and $(0.9) million during the second quarters of 2002 and 2001, respectively, and $(2.4) million and $(0.2) million for the six months ended June 30, 2002 and 2001, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for the value of purchased insurance in force and deferred policy acquisition costs totaling $(8.7) million and $1.7 million for the second quarters of 2002 and 2001, respectively, and $(22.4) million and $(0.1) million for the six months ended June 30, 2002 and 2001, respectively.

NOTE 8 -- AMORTIZATION OF DEFERRED ACQUISITION COSTS AND
VALUE OF PURCHASED INSURANCE IN FORCE

The company amortizes the deferred policy acquisition costs and value of purchased insurance in force on the annuity contracts in proportion to estimated gross profits. The amortization is adjusted to reflect actual gross profits over the life of the contracts (up to 30 years for annuity contracts). The estimated gross profits are computed based on assumptions related to the underlying contracts including, but not limited to, charges assessed against policyholders, margins, lapse, persistency, expenses and asset growth rates.

The Company's current estimated gross profits include certain judgments concerning charges assessed against policyholders, margins, lapse, persistency, expenses and asset growth that are based on a combination of actual company experience and historical market experience of equity and fixed income returns. Estimated gross profits are adjusted periodically to take into account the actual experience to date and changes in assumptions as regards the future. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings.

NOTE 9 -- SUBSEQUENT EVENT:  RENEWAL OF REVOLVING NOTE PAYABLE

The Company's revolving note payable with SunTrust Bank, Atlanta, expired as of May 31, 2002. On July 31, 2002, the Company renewed this note with a new expiration date of July 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze Golden American Life Insurance Company's ("Golden American" or the "Company") condensed consolidated results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources has also been provided. This analysis should be read jointly with the condensed consolidated financial statements, the related notes, and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report. Golden American reports financial results on a consolidated basis. The condensed consolidated financial statements, through December 31, 2001, include the accounts of Golden American and its former subsidiary, First Golden American Life Insurance Company of New York ("First Golden," and collectively with Golden American, the "Companies"). As of April 1, 2002, First Golden was sold to Reliastar Life Insurance Company ("Reliastar").

RESULTS OF OPERATIONS
---------------------

PREMIUMS
                                                                Percentage            Dollar
Six Months ended June 30                           2002           Change              Change           2001
---------------------------------------------------------------------------------------------------------------
                                                                    (DOLLARS IN MILLIONS)
Variable annuity premiums:
   Separate account........................         $689.9        1,659.9%             $650.7          $39.2
   General account.........................          650.3           79.2               287.5          362.9
                                               ----------------------------------------------------------------
Total variable annuity premiums............        1,340.2          233.3               938.1          402.1
Fixed annuity premiums.....................        1,682.5          367.9             1,322.9          359.6
Variable life premiums.....................            0.5          (50.0)               (0.5)           1.0
                                               ----------------------------------------------------------------
Total premiums.............................       $3,023.2          296.4%           $2,260.5         $762.7
                                               ================================================================


For the Companies' variable and fixed insurance contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment spread and product charges.

Variable annuity premiums net of reinsurance increased $938.1 million during the first six months of 2002 as compared to the same period in 2001. This increase is primarily due to the reduction of ceded variable annuity separate account premiums related to the modified coinsurance agreement with Equitable Life Insurance Company of Iowa ("Equitable Life" or the "Parent") from $1.2 billion in the first six months of 2001 to $0.6 billion in the first six months of 2002. Also contributing to the increase in variable annuity premiums were sales of new variable annuity products of $420.8 million during the first six months of 2002 compared to the same period in 2001, including SmartDesign ("SD") Advantage, SD Variable Annuity and Retirement Solutions-ING Rollover Choice. This increase was partially offset by a decrease in sales of the Premium Plus product for the first six months of 2002 compared to the same period in 2001.

Fixed annuity premiums net of reinsurance increased $1.3 billion during the first six months of 2002 as compared to the same period in 2001. The sale of GoldenSelect Guarantee Annuity increased $506.3 million from $358.0 million for the first six months of 2001 to $864.3 million for the same period in 2002. The increase is also due to the sales of new fixed annuity products of $818.2 million during the first six months of 2002 compared to the same period in 2001, including SD Classic Flex, SD Classic Guarantee, and SD Multi-Rate Index.

Premiums, net of reinsurance, for variable products from a significant broker/dealer having at least ten percent of total sales for the first six months of 2002 totaled $445.7 million (15% of total premiums), compared to $72.4 million (10%) from a significant broker/dealer for the same period in 2001. Gross premiums for variable products from a significant broker/dealer (having at least ten percent of total sales) for the first six months in 2002, totaled $536.6 million (15%) of total gross premiums compared to $214.6 million (11%), from a significant broker/dealer for the same period in 2001.

REVENUES

                                                                               Percentage            Dollar
Six Months ended June 30                                           2002          Change              Change           2001
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (DOLLARS IN MILLIONS)
Contract and other charges assessed against
  policyholders............................................          $95.3           22.7%            $17.6          $77.7
Management fee revenue.....................................           13.8           11.3               1.4           12.4
Net investment income......................................           74.3           73.6              31.5           42.8
Net realized capital losses................................          (24.8)       1,205.3             (22.9)          (1.9)
                                                               ---------------------------------------------------------------
                                                                    $158.6           21.1%            $27.6         $131.0
                                                               ===============================================================

                                       14

Total revenues increased 21.1% in the first six months of 2002 from the same period in 2001. Contract and other charges assessed against policyholders increased $17.6 million or 22.7% in the first six months of 2002 from the same period in 2001, primarily due to additional fees earned from the higher average level of assets in the variable separate accounts.

Golden American provides certain managerial and supervisory services to Directed Services, Inc. ("DSI"), a wholly owned subsidiary of EIC. The fee paid to Golden American for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $12.6 million and $11.5 million for the first six months of 2002 and 2001, respectively. This increase was due to increased average assets in the variable separate accounts.

Net investment income increased $31.5 million or 73.6% in the first six months of 2002 from the same period in 2001. This was due to a growth in invested assets backing the general account fixed annuity products.

For the first six months of 2002, the Company had net realized capital losses on investments of $24.8 million, primarily due to capital losses of $17.8 million from the sale of fixed maturities. The Company also had write downs of $7.0 million from ten impaired fixed maturities.

EXPENSES

Total benefits and expenses increased 59.5%, or $66.3 million, to $177.7 million in the first six months of 2002. Interest credited and other benefits to policyholders increased 28.7%, or $24.8 million, to $111.2 million in the first six months of 2002. This increase was largely due to higher average account balances associated with the Company's general account options. This was partially offset by lower premium credits on the Premium Plus product within the variable separate accounts. The premium credit payments decreased by $4.4 million due to a decrease in variable annuity sales of the separate account product.

Commissions increased $55.3 million to $163.9 million in the first six months of 2002 due to increased sales of the general account options. Changes in commissions are generally related to changes in the level and mix or composition of fixed and variable product sales. Most costs incurred as the result of sales have been deferred, having little impact on current earnings.

General expenses increased $13.8 million or 22.8% in the first six months of 2002. The Company uses a network of wholesalers to distribute products, and the salaries and sales bonuses of these wholesalers are included in general expenses. The portion of these salaries and related expenses that varies directly with production levels is deferred, thus having little impact on current earnings. Contributing to the increase in general expenses are additional salary and consulting expenses, as well as an increase in printing costs associated with the increase in wholesalers and the introduction of SmartDesign products during the first six months in 2002. The increase in general expenses was partially offset by reimbursements received from the Company's affiliates including DSI, Equitable Life, ING Mutual Funds Management Co., LLC, Security Life of Denver Insurance Company, Southland Life Insurance Company, and United Life & Annuity Insurance Company, for certain advisory, computer, and other resources and services provided by the Company.

Policy acquisition costs deferred are offset in part by the expenses reimbursed under modified coinsurance agreements. Policy acquisition costs deferred were $156.5 million in the first six months of 2002, as compared to $24.9 million in the same period of 2001. The change in the amount of policy acquisition costs deferred was mainly due to a decrease in the amount of deferred costs that have been offset due to modified coinsurance agreements ($85.4 million and $160.8 million for the first six months of 2002 and 2001, respectively). Also contributing to the change was the increase in direct commissions deferred ($160.6 million and $104.7 million for the first six months of 2002 and 2001, respectively). Amortization of deferred policy acquisition costs ("DPAC") increased $2.7 million, or 9.1%, in the first six months of 2002. The increase in the amortization was primarily due to a downtown of equity market performance.

During  the  first  six  months of 2002 and  2001,  value of  business  acquired
("VOBA") was adjusted to increase amortization by $356,000 and $245,000, respectively, to reflect changes in the assumptions related to the timing of estimated gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VOBA as of June 30, 2002 is $3.3 million for the remainder of 2002, $2.6 million in 2003, $2.3 million in 2004, $1.9 million in 2005, $1.4 million in 2006, and $1.3 million in 2007. Actual amortization may vary based upon changes in assumptions and experience.

Expenses and charges reimbursed under modified coinsurance agreements decreased by $105.4 million to $57.3 million during the first six months in 2002 as compared to the same period in 2001. This reimbursement is primarily due to a modified coinsurance agreement, with Equitable Life covering a considerable portion of Golden American's variable annuities issued after January 1, 2000, excluding those with an interest rate guarantee. Under this reinsurance agreement, $57.7 million and $160.9 in expenses and charges were reimbursed during the first six months of 2002 and 2001, respectively. This reimbursement offset deferred policy acquisition costs and non-deferrable costs related to policies reinsured under this agreement.

INCOME

Net loss for the first six months of 2002 was $12.7 million, a decrease from net income of $12.1 million for the same period in 2001. The decrease in net income is primarily due to the downturn of the equity market related to the sale of investments and the increase in DPAC amortization. Comprehensive loss for the first six months of 2002 was $13.9 million and comprehensive income was $17.4 million for the same period in 2001. This decrease was mainly due to the decline in net income during the first six months of 2002 as compared to 2001.

The net loss for Golden American as determined in accordance with statutory accounting practices was $127.8 million and $55.0 million in the first six months of 2002 and 2001, respectively. The increase in statutory loss during the first six months of 2002 was mainly due to increased reserve change resulting from negative equity market returns during the first six months of 2002 as compared to the same period in 2001.

Total statutory capital and surplus was $362.6 million at June 30, 2002 and $451.6 million at December 31, 2001. The decrease was primarily caused by the increase in the statutory losses.

FINANCIAL CONDITION
-------------------

INVESTMENTS

The financial statement carrying value and amortized cost basis of the Companies' total investments increased 77.9% and 77.7%, respectively, in the first six months of 2002. All of the Companies' investments, other than mortgage loans on real estate, are carried at fair value in the Company's financial statements. The increase in the carrying value of the Companies' investment portfolio was mainly due to net purchases. Growth in the cost basis of the Companies' investment portfolio resulted from the investment of premiums from sales of the general account. The Company manages the growth of insurance operations in order to maintain adequate capital ratios. To support the general account options of the Company's insurance products, cash flow was invested primarily in fixed maturities and mortgage loans on real estate.

The Company's investments had an average yield of 6.1% at June 30, 2002. The Company estimates the total investment portfolio, excluding policy loans, had a fair value approximately equal to 101.0% of amortized cost value at June 30, 2002.

FIXED MATURITIES: At June 30, 2002, the Company had fixed maturities with an amortized cost and an estimated fair value of $3.7 billion. The Company classifies 100% of securities as available for sale. Net unrealized appreciation of fixed maturities of $29.3 million was comprised of gross appreciation of $61.7 million and gross depreciation of $32.4 million. Net unrealized holding gains on these securities of $3.5 million were included in stockholder's equity at June 30, 2002 (net of adjustments for VOBA of $1.8 million, DPAC of $22.1 million, and deferred income taxes of $1.9 million).

The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's ($2.1 billion or 58.6%), that are rated BBB+ to BBB- by Standard & Poor's ($957.1 million or 26.2%), and below investment grade securities, which are securities issued by corporations that are rated BB+ and lower by Standard & Poor's ($93.0 million or 2.6%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1, 2, 3, 4, or 5 (totaling $459.0 million or 12.6%), with 1 being the highest rating, and investments with a rating of 6 on which impairment writedowns have been recognized ($0.2 million or 0%). The Company's fixed maturity investment portfolio had a combined yield at amortized cost of 6.3% on June 30, 2002.

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

At June 30, 2002, the amortized cost value of the Company's total investment in below investment grade securities, excluding mortgage-backed securities, was $85.6 million, or 2.1%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but does not expect the percentage of the portfolio invested in such securities to exceed 10% of the investment portfolio. At June 30, 2002, the average yield at amortized cost on the Company's below investment grade portfolio was 8.3% compared to 6.6% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of the below investment grade portfolio was $82.6 million, or 96.5% of amortized cost value, at June 30, 2002.

Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to reduce the overall risk in the below investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

The Company analyzes the investment portfolio, including below investment grade securities, at least quarterly in order to determine if the Company's ability to realize the carrying value on any investment has been impaired. For debt and equity securities, if impairment in value is determined to be other than temporary (i.e., if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods.

During the first six months of 2002, fixed maturities designated as available for sale with a combined amortized cost of $3.1 billion were sold, called, or repaid by their issuers. In total, net pre-tax losses from sales, calls, and repayments of fixed maturities amounted to $17.8 million during the first six months of 2002.

During the first six months of 2002, Golden American determined that ten impaired fixed maturity investments had other than temporary impairments and are currently in default. As a result, during the first six months of 2002, Golden American recognized a total pre-tax loss of approximately $7.0 million to reduce the carrying value of all impaired fixed maturity investments to their net realizable value of $6.9 million.

EQUITY SECURITIES: Equity securities represent 0.5% of the Company's investment portfolio. At June 30, 2002, the Company owned equity securities with a cost of $22.6 million and an estimated fair value of $21.2 million. Net unrealized appreciation of equity securities was comprised entirely of gross depreciation of $1.4 million. During the second quarter of 2002, the Company purchased additional equity securities at a cost of $22.5 million. Equity securities are primarily comprised of investments in shares of the mutual funds underlying the Companies' registered separate accounts.

MORTGAGE LOANS ON REAL ESTATE: Mortgage loans on real estate represent 6.2% of the Company's investment portfolio. Mortgages outstanding at amortized cost were $246.4 million at June 30, 2002 with an estimated fair value of $257.6 million. The Company's mortgage loan portfolio includes 89 loans with an average size of $2.8 million. The Company's mortgage loans on real estate are typically secured by occupied buildings in major metropolitan locations and are diversified by type of property and geographic location.

At June 30, 2002, no mortgage loan on real estate was delinquent by 90 days or more. The Company's loan investment strategy is consistent with other life insurance subsidiaries of ING Groep N.V. ("ING") in the United States. The Company has experienced a historically low default rate in their mortgage loan portfolios.

OTHER ASSETS

Reinsurance recoverables increased $76.6 million during the first six months of 2002, due largely to an increase of $60.0 million in reinsurance reserves from an intercompany reinsurance agreement between Golden American and Security Life of Denver International Limited ("SLDI"). On December 28, 2000, effective January 1, 2000, Golden American entered into a reinsurance agreement with SLDI, an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits. Negative equity market returns during the first six months of 2002 led to the increase in the reinsurance reserves under this agreement.

Amounts due from affiliates were $37.2 million and $20,000 at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002, the Company had a receivable of $28.9 million from Equitable Life related to the timing of the cash settlement for the modified coinsurance agreement.

Accrued investment income increased $26.3 million during the first six months of 2002, due to an increase in investments in fixed maturities during the first six months of 2002, which lead to an increase in investment income from fixed maturities.

DPAC represents certain deferred costs of acquiring insurance business, principally first year commissions and interest bonuses, premium credits, and other expenses related to the production of business. Any expenses which vary directly with the sales of the Company's products are deferred and amortized. VOBA is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. At June 30, 2002, the Company had DPAC and VOBA balances of $812.8 million and $18.5 million, respectively, as compared to DPAC and VOBA balances of $709.0 million and $20.2 million, respectively, at December 31, 2001. During the first six months of 2002, additional policy acquisition costs were deferred due to a lower reimbursement of expenses under the modified coinsurance agreements. See Liquidity and Capital Resources for further information regarding the modified coinsurance agreements.

At June 30, 2002, the Company had $10.9 billion of separate account assets compared to $11.0 billion at December 31, 2001. The decrease in separate account assets resulted from negative equity market returns, partly offset by sales of the Company's variable annuity products, net of redemptions, and net policyholder transfers to the separate account options from the fixed account options within the variable products.

At June 30, 2002, the Company had total assets of $16.4 billion, a 14.4% increase from December 31, 2001.

LIABILITIES

Future policy benefits increased $1.8 billion to $4.0 billion at June 30, 2002 reflecting net sales of the Companies' general account options, net of transfers to the separate account.

Separate account liabilities decreased $65.0 million to $10.9 billion at June 30, 2002. Net contributions to the separate account were more than offset by a decrease in separate account liabilities resulting from negative equity market returns.

On June 28, 2002, Golden American prepaid the principal amount of a $50 million, 8.179% note to Equitable Life, issued on December 30, 1999, which was to mature on December 29, 2029. On June 28, 2002, Golden American also prepaid the principal amount of a $25 million, 8.25% note to Equitable of Iowa Companies ("Equitable"), issued on December 17, 1996, which was to mature on December 17, 2026. As a result of the merger of Equitable into Equitable of Iowa Companies, Inc. ("EIC"), the note was payable to EIC. Approval for these prepayments was obtained from the Insurance Department of the State of Delaware.

On December 8, 1999, Golden American issued a $35 million, 7.979% note to First Columbine Life Insurance Company, an affiliate, which matures on December 7, 2029. On September 30, 1999, Golden American issued a $75 million, 7.75% note to ING America Insurance Holdings, Inc. ("ING AIH"), which matures on September 29, 2029. On December 30, 1999, ING AIH assigned the note to Equitable Life. On December 30, 1998, Golden American issued a $60 million, 7.25% note to Equitable Life, which matures on December 29, 2028.

Amounts due to affiliates decreased by $16.4 million from $25.1 million at December 31, 2001 to $8.7 million at June 30, 2002, mainly due to the settlement of a payable to Equitable Life related to the modified coinsurance agreement.

Other deposits increased $85.7 million from $14.4 million at December 31, 2001 to $100.1 million at June 30, 2002, mainly due to the timing and volume of policyholder account transfers for the first six months of 2002.

In total, other liabilities increased $174.8 million from $110.9 million at December 31, 2001 to $285.7 at June 30, 2002. This is mainly due to an increase in dollar roll obligations related to investing activities. In addition, there is an increased payable for securities purchased due to the timing of investment purchases.

In conjunction with the volume of variable and fixed annuity sales in the general account, the Company's total liabilities increased $2.0 billion, or 14.5%, during the first six months of 2002 and totaled $15.5 billion at June 30, 2002.

The effects of inflation and changing prices on the Companies' financial position are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in stockholder's equity when monetary assets exceed monetary liabilities.

STOCKHOLDER'S EQUITY

Additional paid-in capital increased $122.0 million from December 31, 2001 to $902.4 million at June 30, 2002, due primarily to capital contributions of $125.0 million from EIC.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability of the Companies to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Company's principal sources of cash are variable annuity premiums and product charges, investment income, maturing investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, repayment of debt, as well as withdrawals and surrenders.

Net cash provided by operating activities was $120.7 million in the first six months of 2002 compared to $165.0 million in the same period of 2001. The main reason for the decrease in cash provided from operating activities was due to a reduction in the amount of expenses reimbursed under the modified coinsurance agreements of $103.2 million in the first six months of 2002. In addition, there was a decrease in cash due to a larger amount of accrued investment income.

Net cash used in investing activities was $1.8 billion during the first six months of 2002 as compared to $0.5 billion million in the same period in 2001. This increase in the net cash used in investing activities is primarily due to increased net purchases of fixed maturities during the first six months of 2002. Net purchases of fixed maturities reached $1.7 billion in the first six months of 2002 versus net purchases of $0.4 billion in the first six months of 2001. These investment purchases were mainly due to an increase in sales of the Company's general account options.

Net cash provided by financing activities was $1.8 billion during the first six months of 2002 as compared to $0.3 billion during the same period in 2001. During the first six months of 2002, net cash provided by financing activities was positively impacted by net general account deposits of $2.3 billion compared to $0.7 billion in the same period of 2001 primarily due to the introduction of new variable and fixed annuity products. Offsetting these increases, during the first six months of 2002, were net reallocations to the Company's separate account, which increased to $584.2 million from $362.6 million during the same period in 2001. Finally, there was an increase in cash from a capital contribution from parent of $125.0 million, partly offset by a $75 million prepayment of notes payable with affiliates.

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. Golden American maintains a $65.0 million reciprocal loan agreement with ING AIH, and the Company has established an $75.0 million revolving note facility with SunTrust Bank which expires on July 30, 2003. Management believes that these sources of liquidity are adequate to meet the Companies' short-term cash obligations.

Based on current trends, the Company expects to continue to use net cash in operating activities, given the continued growth of annuity sales. It is anticipated that a continuation of capital contributions from its Parent, the issuance of additional surplus notes, and/or the use of modified coinsurance agreements will cover these net cash outflows. ING AIH is committed to the sustained growth of Golden American. During 2002, ING AIH maintains Golden American's statutory capital and surplus at the end of each quarter at a level such that: 1) the ratio of Total Adjusted Capital divided by Company Action Level Risk Based Capital exceeds 300%; 2) the ratio of Total Adjusted Capital (excluding surplus notes) divided by Company Action Level Risk Based Capital exceeds 200%; and 3) Golden American's statutory capital and surplus exceeds the "Amounts Accrued for Expense Allowances Recognized in Reserves" as disclosed on page 3, Line 13 of Golden American's statutory statement.

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

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the Company has total adjusted capital above all required capital levels.

REINSURANCE: At June 30, 2002, Golden American had reinsurance treaties with four unaffiliated reinsurers and three affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On June 30, 2000, effective January 1, 2000, Golden American entered into a modified coinsurance agreement with Equitable Life covering a considerable portion of Golden American's variable annuities issued after January 1, 2000, excluding those with an interest rate guarantee.

On December 28, 2000, Golden American entered into a reinsurance agreement with SLDI, an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued after January 1, 2000. Golden American also obtained an irrevocable letter of credit was obtained through Bank of New York in the amount of $25 million related to this agreement. Effective March 29, 2002, the letter of credit amount was revised to $75 million. On June 30, 2002, another irrevocable letter of credit was obtained through Bayerische Hypo- und Vereinsbank AG in the amount of $50 million related to this agreement.

MARKET RISK AND RISK MANAGEMENT
-------------------------------

Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and crediting rates determination. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include anticipated contractholder behavior, and variable separate account performance.

Contractholders bear the majority of the investment risks related to variable insurance products. The Company's products also provide certain minimum death and guaranteed living benefits; the Company's liabilities related to these benefits which depend in part on the performance of the variable separate accounts. Currently, the majority of death and living benefit risks are reinsured, which protects the Company's from adverse mortality experience and prolonged capital market decline.

A surrender, partial withdrawal, transfer, or annuitization made prior to the end of a guarantee period under a fixed account or product may be subject to a market value adjustment. As the majority of the liabilities in the fixed account are subject to market value adjustment, the Company does not face a material amount of market risk volatility. The fixed account liabilities are supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available for sale. This enables the Company to respond to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

On the basis of these analyses, management believes there is currently no material solvency risk to the Company. With respect to a 10% drop in equity values from year end 2001 levels, variable separate account funds, which represent 74% of the Company's in force business, pass the risk in underlying fund performance to the contractholder (except for certain minimum benefits guarantees, described above). With respect to interest rate movements up or down 100 basis points from June 30, 2002 levels, the remaining 26% of the in force are fixed account funds, and almost all of these have market value adjustments which provide significant protection to the Company against changes in interest rates.

CRITICAL ACCOUNTING POLICIES
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Item 7 of Golden American's Annual Report on Form 10K discusses several critical accounting policies which we believe are most sensitive to estimates and judgments and involve a higher degree of judgment and complexity. There have been no material changes to that information during the first six months of 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

Any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, directors, or employees is qualified by the fact that actual results of the Company may differ materially from such statement, among other risks and uncertainties inherent in the Company's business, due to the following important factors:

1. Prevailing interest rate levels and equity performance, which may affect the ability of the Company to sell its products, the market value and liquidity of the Company's investments, fee revenue, and the lapse rate of the Company's products, notwithstanding product design features intended to enhance persistency of the Company's products.

2. Changes in the federal income tax laws and regulations, which benefit the tax treatment of investments that compete with annuity products for retirement savings may adversely affect the tax treatment of the Company's products and benefits thereunder.

3. Changes in the regulation of financial services, including potential federal regulation of insurance, bank sales, and underwriting of insurance products, which may affect the competitive environment for the Company's products.

4. Increasing competition from other market participants for the sale of annuity products.

5. Other factors that could affect the performance of the Company, including, but not limited to, market conduct claims against the Company and/or firms selling the Company's product, litigation, insurance industry insolvencies, availability of competitive reinsurance on new business, investment performance of the underlying portfolios of the variable products, variable product design, and sales volume by significant sellers of the Company's variable products.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

(b) Reports on Form 8-K

None during the first six months ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:   August 12, 2002        GOLDEN AMERICAN LIFE INSURANCE COMPANY





                               By/s/     Chris D. Schreier
                                     ------------------------------------------
                               Chris D. Schreier
                               Chief Financial Officer and Director
                               (Principal Financial Officer)
                               (Duly Authorized Officer)



                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Six months ended June 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Six months ended June 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Six months ended June 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Six months ended June 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Six months ended June 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Six months ended June 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Six months ended June 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Six months ended June 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Six months ended June 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Six months ended June 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Six months ended June 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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

          (af)     Participation Agreement between Golden American Life Insurance Company, INVESCO Variable
                   Investment Funds, Inc., INVESCO Funds Group, Inc. and INVESCO Distributors, Inc. (incorporated by reference from Exhibit 8(s) to Post-Effective Amendment  No. 32 to a Registration Statement
                   on Form N-4 filed by Registrant with the SEC on or about April 26, 2002 (File No. 33-23351
                   and 811-5626)).......................................................................................     __

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Six months ended June 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Six months ended June 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


