Form 10-Q
period 2002-09-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2002-11-14
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             September 30, 2002
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       ------------------     ------------------

Commission file number    33-87272,  333-51353, 333-28765, 333-28681, 333-28743,
                          333-51949, 333-65009, 333-66745, 333-76941, 333-76945,
                          333-35592, 333-95511, 333-30186, 333-40596, 333-33924,
                          333-95457, 333-59386, 333-59398, 333-59408, 333-52320
                          333-57212, 333-63694, 333-67660, 333-68138, 333-70602
                          333-76150, 333-84394, 333-87152, 333-90528, 333-96597
                          333-96599



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 2002, 250,000 shares of Common Stock, $10 Par Value, are authorized, issued, and outstanding, all of which were directly owned by Equitable Life Insurance Company of Iowa. As of November 14, 2002, 50,000 shares of Preferred Stock, $5,000 Par Value, are authorized. None Outstanding.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).



                                       GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                              (A wholly-owned subsidiary of Equitable
                                                   Life Insurance Company of Iowa)
                                            Form 10Q for period ended September 30, 2002


                                                                INDEX

                                                                                                                PAGE
                                                                                                             ----------
   PART I.           FINANCIAL INFORMATION  (Unaudited)

   Item 1.           Financial Statements:
                     Condensed Consolidated Statements of Income......................................            3
                     Condensed Consolidated Balance Sheets............................................            4
                     Condensed Consolidated Statements of Changes in Shareholder's Equity.............            5
                     Condensed Consolidated Statements of Cash Flows..................................            6
                     Notes to Condensed Consolidated Financial Statements.............................            7

   Item 2.           Management's Narrative Analysis of the Results of Operations and
                         Financial Condition..........................................................           11

   Item 4.           Controls and Procedures..........................................................           16


  PART II.           OTHER INFORMATION

   Item 1.           Legal Proceedings................................................................           17


   Item 6.           Exhibits and Reports on Form 8-K.................................................           17


Signatures           .................................................................................           18

Index                .................................................................................           19

Certifications       .................................................................................           32


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                              (A wholly-owned subsidiary of Equitable
                                                   Life Insurance Company of Iowa)

                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)
                                                             (Millions)

                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                       September 30,
                                                            -------------------------------     --------------------------------

                                                                  2002              2001              2002              2001
                                                            --------------    -------------     --------------    --------------
Revenue:
   Fee income                                                     $58.2             $45.5              $167.3          $136.0
   Net investment income                                           58.0              24.2               132.3            67.0
   Net realized capital gains (losses)                             25.2               0.4                 0.4            (1.5)
                                                            --------------    -------------     --------------    --------------
            Total revenue                                         141.4              70.1               300.0           201.5

Benefits and expenses:
   Benefits:
       Interest credited and other benefits to
         policyholders                                            100.9              51.4               212.1           138.1
   Underwriting, acquisition, and insurance expenses:
       General expenses                                            31.8              29.0               106.1            89.6
       Commissions                                                 75.9              52.2               239.8           160.8
       Policy acquisition costs deferred                          (86.4)            (35.1)             (242.9)          (60.0)
   Amortization:
       Deferred policy acquisition costs                           91.9              10.6               124.2            40.2
       Value of business acquired                                   4.6               1.9                 5.0             4.1
       Goodwill                                                    --                 0.9                --               2.8
   Other:
       Expense and charges reimbursed under
         modified coinsurance agreements                          (20.4)            (31.4)              (77.6)         (194.0)
       Interest expense                                             3.3               4.9                12.7            14.4
                                                            --------------    -------------     --------------    --------------
            Total benefits and expenses                           201.6              84.4               379.4           196.0
                                                            --------------    -------------     --------------    --------------
Income (loss) before income taxes                                 (60.2)            (14.3)              (79.4)            5.5

   Income  tax expense (benefit)                                  (19.2)             (5.6)              (25.7)            2.1
                                                            --------------    -------------     --------------    --------------

Net  income (loss)                                               $(41.0)            $(8.7)             $(53.7)           $3.4
                                                            ==============    =============     ==============    ==============



See Notes to Condensed Consolidated Financial Statements.

Item 1.    Financial Statements (continued)

                                       GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                               (A wholly-owned subsidiary of Equitable
                                                   Life Insurance Company of Iowa)

                                                Condensed Consolidated Balance Sheets
                                                             (Millions)

                                                                         September 30,             December 31,
                                                                             2002                      2001
                                                                       ------------------        -----------------
Assets                                                                    (Unaudited)
------
Investments:
  Fixed maturities, available for sale, at fair value
  (amortized cost of $4,490.1 at 2002 and $1,982.5 at 2001)                     $4,657.2                 $1,994.9
  Equity securities, at fair value (amortized cost of $22.8 at 2002)                18.3                       --
   Mortgage loans on real estate                                                   336.6                    213.9
   Policy loans                                                                     15.8                     14.8
   Short-term investments                                                           10.1                     10.1
                                                                       ------------------        -----------------
Total investments                                                                5,038.0                  2,233.7

Cash and cash equivalents                                                          213.7                    195.7
Accrued investment income                                                           55.1                     22.8
Due from  affiliates                                                                29.1                       --
Reinsurance recoverable                                                            193.6                     56.0
Deferred policy acquisition costs                                                  705.2                    709.0
Value of  business acquired                                                          4.0                     20.2
Goodwill (net of accumulated amortization of $17.6 in 2002 and 2001)               151.4                    151.4
Receivable for securities sold                                                      77.9                       --
Other assets                                                                        15.3                     23.6
Separate accounts assets                                                        10,021.2                 10,958.2
                                                                       ------------------        -----------------

              Total assets                                                     $16,504.5                $14,370.6
                                                                       ==================        =================

Liabilities and Shareholder's Equity
------------------------------------
Liabilities:
   Future policy benefits and claims reserves                                   $4,928.4                 $2,185.3
   Unearned premiums                                                                 5.6                       --
   Other policy claims and benefits                                                  1.4                       --
                                                                       ------------------        -----------------
Total insurance reserves liability                                               4,935.4                  2,185.3

Due to affiliates                                                                  170.0                    270.1
Payables for securities purchased                                                  118.8                     36.4
Current income taxes                                                                 7.5                       --
Deferred income taxes                                                               68.0                     12.6
Dollar roll obligations                                                             85.5                      3.9
Other borrowed money                                                                  --                      1.4
Other liabilities                                                                   83.8                     84.9
Separate accounts liabilities                                                   10,021.2                 10,958.2
                                                                       ------------------        -----------------
              Total liabilities                                                 15,490.2                 13,552.8

Shareholder's equity:
   Common stock                                                                      2.5                      2.5
   Additional paid-in capital                                                    1,017.2                    780.4
   Accumulated other comprehensive income                                           17.2                      3.8
   Retained earnings (deficit)                                                    (22.6)                     31.1
                                                                       ------------------        -----------------
              Total shareholder's equity                                        1,014.3                     817.8
                                                                       ------------------        -----------------

              Total liabilities and shareholder's equity                       $16,504.5                $14,370.6
                                                                       ==================        =================

See Notes to Condensed Consolidated Financial Statements.


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                                       GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                              (A wholly-owned subsidiary of Equitable
                                                   Life Insurance Company of Iowa)

                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                                             (Unaudited)
                                                             (Millions)




                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                       September 30,
                                                            -------------------------------     --------------------------------

                                                                  2002              2001              2002              2001
                                                            --------------    -------------     --------------    --------------

Shareholder's equity, beginning of period                          $926.0          $641.5            $817.8            $617.1
Comprehensive income
   Net  income (loss)                                               (41.0)           (8.7)            (53.7)              3.4
   Other comprehensive income net of tax:
      Unrealized gain  on securities
      ($21.4 and $8.8, pretax year to date)                          14.6             3.9              13.5               9.2
                                                            --------------    -------------     --------------    --------------
Total comprehensive  income (loss)                                  (26.4)           (4.8)            (40.2)             12.6
   Loss on sale to affiliate                                         --              --                (3.0)             --
   Contribution of capital                                          114.7           124.0             239.7             131.0
                                                            --------------    -------------     --------------    --------------
Shareholder's equity, end of period                              $1,014.3          $760.7          $1,014.3            $760.7
                                                            ==============    =============     ==============    ==============



See Notes to Condensed Consolidated Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                                       GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                              (A wholly-owned subsidiary of Equitable
                                                   Life Insurance Company of Iowa)

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                             (Millions)

                                                                           Nine Months Ended September 30,
                                                                       ---------------------------------------

                                                                             2002                 2001
                                                                       -----------------    ------------------
Net cash provided by (used for) operating activities                         $92.0               $190.4

Cash Flows from Investing Activities:
    Proceeds from the sale of:
          Fixed maturities available for sale                              5,347.8                297.2
          Equity securities                                                   --                    7.0
    Investment maturities and collections of:
          Fixed maturities available for sale                                186.4                109.2
          Short-term investments                                              --                   17.1
          Mortgage loans on real estate                                       12.4                126.9
    Acquisition of investments:
          Fixed maturities available for sale                             (8,043.7)              (910.5)
          Equity securities                                                  (22.8)                --
          Short-term investments                                              (0.1)                --
          Mortgages                                                         (135.1)              (242.4)
    Disposal of subsidiary at book value                                     (31.6)                --
    Proceed from sale of interest in subsidiary                               27.7                 --
    Decrease in policy  loans                                                 (0.9)                (1.1)
    Decrease in property and equipment                                        (0.4)                (0.8)
                                                                       -----------------    ------------------

Net cash used in investing activities                                     (2,660.3)              (597.4)

Cash Flows from Financing Activities:
    Deposits and interest credited for investment contracts                3,345.4              1,074.8
    Maturities and withdrawals from insurance contracts                     (136.1)              (109.5)
    Transfers to separate accounts                                          (791.6)              (570.8)
    Proceeds of notes payable                                                 --                    1.4
    Repayment of notes payable                                               (76.4)                --
    Contribution from  parent                                                245.0                131.0
    Proceeds from reciprocal loan agreement borrowings                        --                   29.3
    Repayment of reciprocal loan agreement borrowings                         --                  (29.3)
                                                                       -----------------    ------------------

Net cash provided by financing activities                                  2,586.3                526.9
                                                                       -----------------    ------------------

Net increase in cash and cash equivalents                                     18.0                119.9
Cash and cash equivalents, beginning of period                               195.7                152.9
                                                                       -----------------    ------------------


Cash and cash equivalents, end of period                                    $213.7               $272.8
                                                                       =================    ==================


See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION


     Golden American Life Insurance Company ("Golden American") and through April 1, 2002, its wholly-owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden") (collectively the "Company") are providers of financial products and services in the United States. Golden American is a wholly-owned subsidiary of Equitable Life Insurance Company of Iowa ("Equitable Life") which is a wholly-owned subsidiary of Equitable of Iowa Companies Inc. ("Equitable"). Equitable's ultimate parent is ING Groep, N.V. ("ING"), a global financial services company based in The Netherlands.

     As of April 1, 2002, Golden American sold First Golden to its sister company, ReliaStar Life Insurance Company ("ReliaStar Life"). ReliaStar Life, the parent of Security-Connecticut Life Insurance Company
     ("Security-Connecticut") which in turn is the parent of ReliaStar Life Insurance Company of New York ("RLNY"), merged the First Golden business into RLNY operations and dissolved First Golden at book value for $27.7 million in cash and a receivable totaling $0.2 million from RLNY. The receivable from RLNY was assumed by Equitable Life, and ultimately by ING Groep N.V. ("ING"). The consideration was based on First Golden's statutory-basis book value. RLNY's payable to the Company was assumed by ING and subsequently forgiven. Golden American realized a loss of $3.0 million related to the sale of First Golden, which was recorded as a capital transaction. Approval for the merger was obtained from the Insurance Departments of the States of New York and Delaware.

     These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. These condensed consolidated interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to 2001 financial information to conform to the 2002 presentation.

     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 2001 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

     Operating results for nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The Company conducts its business through one operating segment and all revenue reported by the Company is derived from external customers.

2.   NEW ACCOUNTING STANDARDS

     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 142, Accounting for Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other intangible assets will continue to be amortized over their estimated useful lives.

     The Company adopted the new statement effective January 1, 2002. Application of the nonamortization provisions of the new statement resulted in an increase in net income of $0.9 million and $2.8 million for the three months and nine months ended September 30, 2002, respectively. The Company performed the first of the required impairment tests for goodwill as of January 1, 2002. The results indicate an impairment of goodwill exists. The required steps for measuring the amount of the impairment will be completed and the resulting impairment loss will be recorded as a change in accounting principle prior to December 31, 2002. The impairment loss recorded will be the difference between the carrying amount and the estimated fair value of goodwill.

     Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net income for the three months and nine months ended September 30, 2001 would have been as follows:


                                       Three months ended     Nine months ended
     (Millions)                        September 30, 2001    September 30, 2001
     --------------------------------------------------------------------------
     Reported net income (loss)             $(8.7)                 $3.4
     Add back goodwill amortization           0.9                   2.8
     --------------------------------------------------------------------------
     Adjusted net income (loss)             $(7.8)                 $6.2
     ==========================================================================



3. DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

     Deferred Policy Acquisition Costs ("DAC") is an asset, which represents certain costs of acquiring certain insurance business, which are deferred and amortized. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain underwriting and contract issuance expenses, and certain agency expenses. Value of Business Acquired ("VOBA") is an asset, which represents the present value of estimated net cash flows embedded in the Company's contracts, which existed at the time the Company was acquired by ING. DAC and VOBA are evaluated for recoverability at each balance sheet date and these assets would be reduced to the extent that gross profits are inadequate to recover the asset.

3.   DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED(continued)

     The amortization methodology varies by product type based upon two accounting standards: Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60") and Statement of Financial Accounting Standards No. 97, "Accounting by Insurance Companies for Certain Long-Duration Contracts & Realized Gains & Losses on Investment Sales" ("SFAS 97").

     Under FAS 60, acquisition costs for traditional life insurance products, which primarily include whole life and term life insurance contracts, are amortized over the premium payment period in proportion to the premium revenue recognition.

     Under FAS 97, acquisition costs for investment-type products, which include universal life policies and fixed and variable deferred annuities, are amortized over the lives of the policies (up to 30 years) in relation to the emergence of estimated gross profits from surrender charges; investment, mortality net of reinsurance ceded and expense margins; and actual realized gain (loss) on investments. Amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

     Each period, company management reviews the assumptions affecting the amortization calculation related to the DAC and VOBA assets. During the third quarter of 2002, the Company revised certain of its future assumptions to reflect the recent equity market and interest rate environment. The effect of these changes in assumptions during the third quarter was a reduction in DAC and VOBA assets of $39.0 million and additional pretax DAC and VOBA amortization of the same amount for the three months ended September 30, 2002.

4.   INVESTMENTS

     IMPAIRMENTS

     During the first nine months of 2002, the Company determined that ten fixed maturities had other than temporary impairments. As a result, at September 30, 2002, the Company recognized a pre-tax loss of $7.2 million to reduce the carrying value of the fixed maturities to their combined fair value of $5.5 million. During the first nine months of 2001, the Company determined that four fixed maturities had other than temporary impairments. As a result, at September 30, 2001, the Company recognized a pre-tax loss of $1.3 million to reduce the carrying value of the fixed maturities to their fair value of $0.6 million

5.   SEVERANCE

     In December 2001, ING announced its intentions to further integrate and streamline the U.S.-based operations of ING Americas, (which includes the Company), in order to build a more customer-focused organization. In connection with these actions, the Company recorded a charge of $4.9 million pretax. The severance portion of this charge ($4.8 million pretax) is based on a plan to eliminate 260 positions (primarily operations, information technology and other administrative/staff support personnel). Severance actions are expected to be substantially complete by March 31, 2003. The facilities portion ($.1 million pretax) of the charge represents the amount to be incurred by the Company to terminate a contractual lease obligation. Activity for the nine months ended September 30, 2002 within the severance liability and positions eliminated related to such actions were as follows:

     (Millions)                       Severance Liability     Positions
     --------------------------------------------------------------------
     Balance at December 31, 2001             $4.8                252
     Actions taken                            (2.4)               (95)
     --------------------------------------------------------------------
     Balance at September 30, 2002            $2.4                157
     ====================================================================


6.   INCOME TAXES

     The Company's effective tax rates for the nine months ended September 30, 2002 and September 30, 2001 were 32% and 38%, respectively. The Company's effective tax rates for the three months ended September 30, 2002 and September 30, 2001 were 32% and 39%, respectively. Relative to the amount of pretax income in all periods, an increase in the deduction for dividends received and the disallowance of goodwill amortization as a deduction principally contributed to the decrease in the effective tax rates.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following narrative analysis of the results of operations and financial condition presents a review of the Company for the three month and nine month periods ended September 30, 2002 and 2001. This review should be read in conjunction with the financial statements and other data presented herein, as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in the Company's 2001 Annual Report on Form 10-K.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemption's of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associates with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

OVERVIEW

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the FASB issued SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other intangible assets will continue to be amortized over their estimated useful lives (refer to Note 2 of Notes to Condensed Consolidated Financial Statements).

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

OVERVIEW (continued)

NATURE OF BUSINESS

The Company offers a portfolio of variable and fixed insurance products designed to meet customer needs for tax-advantaged savings for retirement and protection from death. The Company believes longer life expectancies, an aging population, and growing concern over the stability and availability of the Social Security system have made retirement planning a priority for many Americans. The target market for all products includes consumers and corporations throughout the United States.

Variable annuities are long-term savings vehicles in which contract owner premiums (purchase payments) are recorded and maintained within a separate account established and registered with the SEC as a unit investment trust. Many of the variable annuities issued by the Company are combination variable and fixed deferred annuity contracts under which some or all of the premiums may be allocated by the contract owner to a fixed account available under the contract.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be affected in a materially adverse manner by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time. Item 7 of the Company's Annual Report on Form 10-K discusses critical accounting policies, which are most sensitive to estimates and judgments and involve a higher degree of judgment and complexity.

RESULTS OF OPERATIONS

The decrease in earnings, excluding realized capital gains (losses) and amortization of goodwill, of $49.3 million and $61.2 million, for the three and nine months ended September 30, 2002, respectively is primarily due to an increase in amortization of deferred policy acquisition costs and value of business acquired and an increase in the reserve for minimum guaranteed death benefits, partially offset by an increase in fee income. The decrease in earnings for the three months ended September 30, 2002 compared to the same period in 2001, is also partially offset by a decrease in operating expenses, net of expenses deferred and reimbursed. The decrease in earnings for the nine months ended September 30, 2002 compared to the same period in 2001, also reflects an increase in operating expenses, net of expenses deferred and reimbursed.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RESULTS OF OPERATIONS (continued)

Substantially all fee income is calculated based on assets under management. Fee income increased $12.7 million and $31.3 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001, primarily due to the higher average level of assets under management. Average assets under management as of September 30, 2002 increased over 2001 primarily due to business growth, partially offset by the significant decline in the equity markets.

Net investment income increased $33.8 million and $65.3 million for the three and the nine months ended September 30, 2002, respectively, compared to the same periods in 2001 primarily due to an increase in assets under management, partially offset by lower investment yields. Interest credited and other benefits to policyholders increased $49.5 million and $74.0 million for the three and the nine months ended September 30, 2002, respectively, compared to the same periods in 2001 primarily due to an increase in assets under management and an increase in the reserve for guaranteed minimum death benefits. The net decrease to earnings due to these two items (net investment income less interest credited and other benefits to policyholders) of $15.7 million and $ 8.7 million for three and the nine months ended September 30, 2002, respectively, is primarily due to investment yields decreasing faster than credited rates and an increase in the guaranteed minimum death benefit reserve due to the significant decline in the equity markets.

Operating expenses, net of expenses deferred and reimbursed, decreased by $13.8 million for the three months ended September 30, 2002 compared to the same period in 2001, primarily due to business growth, which results in more expenses being deferred. Operating expense, net of expenses deferred and reimbursed, increased by $29.0 million for the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to lower expense reimbursement, partially offset by more expenses being deferred due to business growth. Expense reimbursements for the nine months ended September 30, 2002 were lower than the same period in 2001 due to favorable adjustments reflected in 2001, which increased the 2001 reimbursements, and lower premiums in 2002 for the products covered under the reinsurance agreement.

Amortization of deferred policy acquisition costs and value of business acquired increased $84.0 million and $84.9 million for the three and nine months ended September 30, 2002, respectively. This amortization is in proportion to actual and estimated future gross profits. Estimated future gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to margins, lapse, persistency, expenses, and asset growth. Due to the significant decline in the equity markets during the three and nine months ended September 30, 2002, the assumed amount of future assets under management and related future asset-based fee revenues on variable assets was revised to reflect current asset levels, as of September 30, 2002, which reduced the estimated future gross profits. Additionally, during the third quarter of 2002, the Company revised certain of its future assumptions affecting the amortization of the DAC and VOBA assets to reflect the recent equity market and interest rate environment. The effect of these changes in assumptions was additional pretax DAC and VOBA amortization for the three and nine months ended September 30, 2002 (refer to Note 3 of Notes to Condensed Consolidated Financial Statements). The reduction in estimated future gross profits, due to the decline

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RESULTS OF OPERATIONS (continued)

in equity markets, and the aforementioned change in assumptions are the primary reasons for the increase in amortization for the three and nine months ended September 30, 2002.


The Company's annuity deposits and assets under management are as follows:

                                                       Three Months Ended                  Nine Months Ended
                                                           September 30,                      September 30,
                                                ----------------------------------- ---------------------------------
 (Millions) (Unaudited)                                2002             2001               2002            2001
---------------------------------------------------------------------------------------------------------------------
Deposits
    Annuities -fixed options                        $1,011.2            $340.2           $3,345.4        $1,072.5
    Annuities -variable options                        538.0             626.6            1,831.5         1,893.4
---------------------------------------------------------------------------------------------------------------------
    Total - deposits                                $1,549.2            $966.8           $5,176.9        $2,965.9
=====================================================================================================================
Assets Under Management
    Annuities - fixed options                                                            $4,753.2        $1,567.3
    Annuities - variable options                                                         10,024.3         9,197.5
---------------------------------------------------------------------------------------------------------------------
Total assets under management                                                           $14,777.5       $10,764.8
=====================================================================================================================


INVESTMENTS

FIXED MATURITIES

At September 30, 2002 and December 31, 2001, the Company's carrying value of available for sale fixed maturities represented 92.4% and 89.3%, respectively, of the total general account invested assets. Total fixed maturities included net unrealized capital gains of $167.1 million and $12.4 million at September 30, 2002 and December 31, 2001, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at September 30, 2002 and December 31, 2001.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The percentage of total fixed maturities by quality rating category is as follows:

                               September 30, 2002            December 31, 2001
--------------------------------------------------------------------------------
AAA                                    40.1%                        43.6%
AA                                      6.1                          7.3
A                                      21.3                         11.9
BBB                                    29.2                         32.1
BB                                      2.3                          3.8
B and Below                             1.0                          1.3
--------------------------------------------------------------------------------
   Total                              100.0%                       100.0%
================================================================================

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

INVESTMENTS (continued)

The percentage of total fixed maturities by market sector is as follows:

                                       September 30, 2002   December 31, 2001
--------------------------------------------------------------------------------
U.S. Corporate                                 62.2%                57.9%
Residential Mortgage-backed                    17.2                  8.5
Commercial/Multifamily Mortgage-backed          4.2                  6.5
Foreign (1)                                     6.2                   --
U.S. Treasuries/Agencies                        5.8                 19.7
Asset-backed                                    4.4                  7.4
--------------------------------------------------------------------------------
  Total                                       100.0%               100.0%
================================================================================

(1) Primarily U.S. dollar denominated


Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is greater with respect to below investment grade securities than with other corporate debt securities. Below investment Grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to manage the overall risk in the below investment grade portfolio, as in all investments, through careful credit analysis, adherence to investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Company's principal sources of liquidity are annuity premiums and product charges, investment income, maturing investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, repayment of debt, as well as withdrawals and surrenders.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a $40.0 million reciprocal loan agreement with ING America Insurance Holdings, Inc., an affiliate of the Company, and the Company has established an $75.0 million revolving note facility with SunTrust Bank which expires on July 30, 2003. Management believes that its sources of liquidity are adequate to meet the Company's short-term cash obligations which cannot be funded from operating sources.

The National Association of Insurance Commissioner's ("NAIC's") risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the Company has total adjusted capital above all required capital levels.



ITEM 4. CONTROLS AND PROCEDURES

(a) Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

(b) There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS


The Company is involved in lawsuits arising, for the most part, in the ordinary course of its business operations. In some cases the suing party may seek to represent a class of persons with similar claims, and may assert claims for substantial compensatory and punitive damages. While the outcome of these lawsuits cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, these lawsuits are not currently expected to result in liability for amounts material to the financial condition of the Company.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          A list of exhibits included as part of this report is set forth in the
          Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.



          (b)  Reports on Form 8-K.

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GOLDEN AMERICAN LIFE INSURANCE COMPANY
                                                            (Registrant)


November 14, 2002                   By    /s/ Chris Duane Schreier
------------------                      --------------------------------
        (Date)                            Chris Duane Schreier
                                          Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)



                                          /s/ Cheryl Price
                                        --------------------------------
                                          Cheryl Price
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)



                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                               GOLDEN AMERICAN LIFE INSURANCE COMPANY

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


                                  CERTIFICATION






I, Chris Duane Schreier, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Golden American Life Insurance Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies defenses and material weaknesses.

Date     November 14, 2002

         /s/ Chris Duane Schreier
         ------------------------
         Chris Duane Schreier
         Chief Financial Officer

                                  CERTIFICATION





I, Keith Gubbay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Golden American Life Insurance Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     f) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies defenses and material weaknesses.

Date     November 14, 2002

         /s/ Keith Gubbay
         ----------------
         Keith Gubbay
         President