Form 10-K
period 2002-12-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2003-03-27
CIK 836658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file number: 333-76150, 333-84394, 333-57212, 333-96597,333-96599
                        ----------------------------------------------------


                     GOLDEN AMERICAN LIFE INSURANCE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
Delaware                                                      41-0991508
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS employer
incorporation or organization)                            identification no.)


1475 Dunwoody Drive, West Chester, Pennsylvania               19380-1478
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code  (610) 425-3400
                                                    --------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of Act: None
Securities registered pursuant to Section 12(g) of Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  X   ]     No [      ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.
Yes [  X   ]     No [      ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of March 10, 2003, all of which were directly owned by Equitable Life Insurance Company of Iowa.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).


                               GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)
                                             Annual Report on Form 10-K
                                        For the Year Ended December 31, 2002


                                                  TABLE OF CONTENTS

Form 10-K
  Item No.                                                                                                      Page
-----------------                                                                                            ----------
                  PART I

   Item 1.        Business**..............................................................................        3
   Item 2.        Properties**............................................................................        5
   Item 3.        Legal Proceedings.......................................................................        5
   Item 4.        Submission of Matters to a Vote of Security Holders*....................................        5

                  PART II

   Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters...................        5
   Item 6.        Selected Financial Data*................................................................        5
   Item 7.        Management's Narrative Analysis of the Results of Operations and Financial Condition**..        5
   Item 7A.       Quantitative and Qualitative Disclosure About Market Risk...............................       12
   Item 8.        Financial Statements and Supplementary Data.............................................       13
   Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....       44

                  PART III

   Item 10.       Directors and Executive Officers of the Registrant*.....................................       44
   Item 11.       Executive Compensation*.................................................................       44
   Item 12.       Security Ownership of Certain Beneficial Owners and Management*.........................       44
   Item 13.       Certain Relationship and Related Transactions*..........................................       44
   Item 14.       Controls and Procedures.................................................................       44

                  PART IV

   Item 15.       Exhibits, Financial Statement Schedules, and Reports on  Form 8-K.......................       45
                  Index on Financial Statement Schedules..................................................       49
                  Signatures..............................................................................       53

*    Item omitted pursuant to General Instruction I(2) of Form 10-K
**   Item prepared in accordance with General Instruction I(2) of Form 10-K


                                                        2

                                     PART I
ITEM 1.  BUSINESS

ORGANIZATION OF BUSINESS

Golden American Life Insurance Company ("Golden American"), a wholly-owned subsidiary of Equitable Life Insurance Company of Iowa ("Equitable Life" or the "Parent"), is a stock life insurance company organized under the laws of the State of Delaware. Golden American was originally incorporated under the laws of the State of Minnesota on January 2, 1973, in the name of St. Paul Life
Insurance Company. Equitable Life is a wholly-owned subsidiary of Lion Connecticut Holding, Inc. ("Lion Connecticut") which is an indirect wholly-owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands. Golden American is authorized to do business in the District of Columbia and all states except New York. Golden American's wholly-owned life insurance subsidiary, First Golden American Life Insurance Company of New York ("First Golden,") and collectively with Golden American, the ("Company"), is licensed as a life insurance company under the laws of the States of New York and Delaware.

Formerly, from October 24, 1997, until December 30, 2001, Equitable of Iowa Company, Inc. ("EIC" or "Former Holding Company") directly owned 100% of Golden American's stock. On December 3, 2001, the Board of Directors of EIC approved a plan to contribute its holding of stock of Golden American to another wholly-owned subsidiary, Equitable Life. The contribution of stock occurred on December 31, 2001, following approval granted by the Insurance Department of the State of Delaware.

As of April 1, 2002, Golden American sold First Golden to its sister company, ReliaStar Life Insurance Company ("ReliaStar"). ReliaStar Life, the parent of Security-Connecticut Life Insurance Company ("Security-Connecticut") which in turn is the parent of ReliaStar Life Insurance Company of New York ("RLNY"), merged the First Golden business into RLNY operations and dissolved First Golden at book value for $27.7 million in cash and a receivable totaling $0.2 million from RLNY. The receivable from RLNY was assumed by Equitable Life, and ultimately by ING. The consideration was based on First Golden's statutory-basis book value. RLNY's payable to the Company was assumed by ING and subsequently forgiven. Golden American realized a loss of $3.0 million related to the sale of First Golden, which was recorded as a capital transaction. Approval for the merger was obtained from the Insurance Departments of the States of New York and Delaware.

Statement of Financial Accounting Standards ("FAS") No. 141 "Business Combinations" excludes transfers of net assets or exchanges of shares between entities under common control and is therefore covered by Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations." RLNY presented combined results of operations including First Golden activity as of the beginning of the period ending December 31, 2002. The first three months of First Golden activity is not reflected in the Golden statement of financial position or other financial information for the period ended December 31, 2002, as the amounts were not material.

PRODUCTS AND SERVICES

Management has determined that under FAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," the Company has one operating segment, ING U.S. Financial Services ("USFS").

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

Variable and fixed insurance products currently offered by Golden American include eighteen variable annuity products, and two fixed annuity products. During the year ended December 31, 2002, Golden American began selling three new variable annuity products, GoldenSelect Opportunities, SmartDesign Multi-Rate Index Annuity, and Customized Solutions - ING Focus Variable Annuity, and two new fixed annuity products, SmartDesign Classic Flex Annuity and SmartDesign Classic Guarantee Annuity. Variable annuities are long-term savings vehicles in which contract owner premiums (purchase payments) are recorded and maintained in subaccounts within a separate account established and registered with the Securities Exchange Commission ("SEC") as a unit investment trust. Many of the variable annuities issued by Golden American are combination variable and fixed deferred annuity contracts under which some or all of the premiums may be allocated by the contract owner to a fixed account available under the contract.

PRINCIPAL MARKETS AND METHOD OF DISTRIBUTION

The Company continued to expand distribution systems during 2002. Broad-based distribution networks are key to realizing a growing share of the wealth accumulation marketplace. The principal distribution channels of the Company's variable and fixed insurance products include national wirehouses, regional securities firms, independent National Association of Securities Dealers, Inc. ("NASD") firms with licensed registered representatives, banks, life insurance companies with captive agency sales forces, independent insurance agents and independent marketing organizations. The Company plans to establish new relationships and increase penetration with key distributors in existing channels. In addition, growth opportunities exist through increased utilization of the ING broker/dealer network and the cross-selling of ING products.

COMPETITION

The current business and regulatory environment presents many challenges to the insurance industry. The variable and fixed annuity competitive environment remains intense and is dominated by a number of large highly-rated insurance companies. Increasing competition from traditional insurance carriers as well as banks and mutual fund companies offers consumers many choices. The economic environment during 2002 was characterized by a relatively weak economy, low interest rates and a volatile equity market which experienced a major decline. However, there is an aging U.S. population which is increasingly concerned about retirement, estate planning, maintaining its standard of living in retirement; and potential reductions in government and employer-provided benefits at retirement, as well as lower public confidence in the adequacy of those benefits. Despite an economic downturn in the near term, these factors should contribute to wealth accumulation needs.

REGULATION

The Company's insurance operations are conducted in a highly regulated environment. Golden American is subject to the insurance laws of the state in which organized and of the other jurisdictions in which it transacts business.

The primary regulator of the Golden American insurance operations is the Commissioner of Insurance for the State of Delaware. The Company is also regulated by the SEC, and sales of its products are generally regulated by the NASD.

ITEM 2.  PROPERTIES

The Company's home office is located at 1475 Dunwoody Drive, West Chester, Pennsylvania, 19380-1478. All Company office space is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to threatened or pending lawsuits arising from the normal conduct of business. Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits will not have a materially adverse effect on the Company's operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are owned by Equitable Life Insurance Company of Iowa, which is a wholly-owned subsidiary of Equitable Life Insurance Company of Iowa whose ultimate parent is ING.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following narrative analysis of the results of operations and financial condition presents a review of the Company for the twelve month periods ended December 31, 2002 versus 2001. This review should be read in conjunction with the consolidated financial statements and other data presented herein.

CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial  Accounting  Standards Board ("FASB") issued FAS No.
142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets are still amortized over their estimated useful lives. The Company adopted the new standard effective January 1, 2002.

As required under FAS No. 142, the Company completed the first of the required impairment tests as of January 1, 2002. Step one of the impairment test was a screen for potential impairment, while step two measured the amount of the impairment. All of the Company's operations fall under one reporting unit, USFS, due to the consolidated nature of the Company's operations. Step one of the impairment test required the Company to estimate the fair value of the reporting unit and compare the estimated fair value to its carrying value. The Company determined the estimated fair value utilizing a discounted cash flow approach and applying a discount rate equivalent to the Company's weighted average cost of capital. Fair value was determined to be less than carrying value which required the Company to complete step two of the test. In step two, the Company allocated the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit resulting in an implied fair value of goodwill of zero.

The comparison of the fair value amount allocated to goodwill and the carrying value of goodwill resulted in an impairment loss upon adoption of $135.3 million (net of taxes), which represents the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge is shown as a change in accounting principle on the Consolidated Income Statement.

RESULTS OF OPERATIONS

Fee income and other income for the year ended December 31, 2002 increased by $18.6 million compared to the same period in 2001, primarily due to an increase in the average assets under management by the company. Average assets under management administration increased due to business growth partially affected by decreases due to equity market declines.

Net investment income for the year ended December 31, 2002 increased by $103.3 million compared to the same period in 2001. This increase in net investment income is primarily due to higher assets under management with fixed options, partially offset by lower investments yields.

Net realized capital gains (losses) for the year ended December 31, 2002 increased by $10.7 million compared to the same period in 2001. The capital losses are due to impairments of certain fixed maturities (referred to in Note 2 of the Notes to Financial Statements).

Interest credited and other benefits to the policyholders for the year ended December 31, 2002 increased by $67.5 million compared to the same period in 2001. This increase reflects the growth of assets under management.

General expenses for the year ended December 31, 2002 increased by $19.8 million compared to the same period in 2001. General expenses increased during the period due to a higher allocation of corporate and internal service charges from the Company's parent, increased production based incentive compensation, and increased staffing costs required to manage the growth of the business.

Commissions for the year ended December 31, 2002 increased by $56.3 million compared to the same period in 2001. The increase in commissions is due to the growth of business during 2002.

Policy acquisition costs deferred for the year ended December 31, 2002 increased by $164.0 million compared to the same period in 2001 due to business growth.

Amortization of deferred policy acquisition costs and value of business acquired for the year ended December 31, 2002, increased by $78.2 million compared to the same period in 2001. Amortization of long-duration products is reflected in proportion to actual and estimated future gross profits. Estimated future gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality lapse, premium persistency, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

Expense and charges reimbursed under modified coinsurance ("MODCO") agreements for the year ended December 31, 2002, decreased by $120.7 million compared to the same period in 2001. This balance represents the net cashflows from the MODCO agreements. Since the Company is selling less premium in products which are covered by the MODCO agreements, the amount will continue to decline.

Interest expense for the year ended December 31, 2002, decreased by $3.4 million compared to the same period in 2001. Interest expense reduced for the year of 2002, due to the repayment of two notes on June 28, 2002. Both notes were due to Equitable Life. Principal amounts of the notes were for $50 million and $25 million. The Insurance Department of the State of Delaware approved the repayments of these notes.

The cumulative effect of the change in accounting principle for the year ended December 31, 2002, was a decrease of $135.3 million net of taxes. As noted in the Change in Accounting Principle section, this write down is related to FAS No. 142, which addresses the value of Goodwill and Other Intangible Assets.

Earnings, excluding goodwill amortization, change in accounting principle and net realized capital gains and losses (net of taxes), decreased by $36.8 million for the year ended December 31, 2002, as compared to the year ended December 31, 2001. The decrease in net earnings is the result of increased amortization of deferred policy acquisition costs and value of business acquired due to declining equity markets and a change in management's ultimate expected gross return.

FINANCIAL CONDITION

INVESTMENTS

FIXED MATURITIES

Total fixed maturities reflected net unrealized capital gains of $216.3 million and $12.4 million at December 31, 2002 and 2001, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA+ and A+ at December 31, 2002 and 2001.

Fixed maturities rated BBB and below may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The percentage of total fixed maturities by quality rating category is as follows:

                                      December 31, 2002      December 31, 2001
-------------------------------------------------------------------------------
AAA                                            34.1%                   43.6%
AA                                              9.2                     7.3
A                                              23.4                    11.9
BBB                                            30.2                    32.1
BB                                              2.3                     3.8
B and Below                                     0.8                     1.3
-------------------------------------------------------------------------------
   Total                                      100.0%                  100.0%
===============================================================================

The percentage of total fixed maturities by market sector is as follows:

                                      December 31, 2002     December 31, 2001
-------------------------------------------------------------------------------
U.S. Corporate                                65.7%                   57.9%
Residential Mortgage-backed                   13.2                     8.5
Commercial/Multifamily
  Mortgage-backed                              6.0                     6.5
Foreign (1)                                    4.9                     -
U.S. Treasuries/Agencies                       4.2                    19.7
Asset-backed                                   6.0                     7.4
-------------------------------------------------------------------------------
  Total                                      100.0%                  100.0%
===============================================================================

(1) Primarily U.S. dollar denominated

The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management considers the length of the time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in market value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other than temporary impairment is considered to have occurred.

When a decline in fair value is determined to be other than temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

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

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a $40.0 million reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a perpetual $75.0 million revolving note facility with Bank of New York and a $75.0 million revolving note facility with SunTrust Bank which expires on July 31, 2003. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

The National Association of Insurance Commissioners ("NAIC") risk-based capital requirements require insurance company to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the Company has total adjusted capital above all required capital levels.

GUARANTEED MINIMUM DEATH BENEFITS

Guaranteed minimum death benefits ("GMDB") are features offered with a variable annuity ("VA") contract that provides a minimum level of proceeds, regardless of account balance, in the event of the policyholder's death. The GMDB can either remain constant or increase, depending on the underlying guarantee. The GMDB features of many companies' VA contracts contain a "dollar-for-dollar" withdrawal provision, which provides for a reduction in the GMDB on a dollar-for-dollar basis when a partial withdrawal occurs.

As a result of the equity market performance over the past several years, a number of variable annuity policies could have account values that are less than the GMDB. A policyholder with a sizeable GMDB and a policy with a dollar-for-dollar withdrawal provision could withdraw all but a required minimal account value or transfer a portion of its VA contract to another carrier, while maintaining a significant GMDB.

For statutory reserves, Actuarial Guideline 33, "Determining CARVM Reserves for Annuity Contracts with Elective Benefits" ("AG 33"), defines the methodology and assumptions that are to be used in determining the minimum statutory reserves for annuity contracts. The purpose of Actuarial Guideline 34, "Variable Annuity

Minimum Guaranteed Death Benefit Reserves" (AG34) is "to interpret the standards for the valuation of reserves for Minimum Guaranteed Death Benefits included in variable annuity contracts."

There is a question of whether AG 34 supercedes AG 33 when calculating the GMDB reserves or if AG 33 and AG 34 should be applied jointly. Given the inherent ambiguity and controversy as to whether AG 34 supercedes AG 33 or whether AG33 and AG 34 both apply in determining the appropriate reserves, and given the heightened interest of rating agencies regarding this issue, the Company has performed an initial assessment of its potential exposure as it relates to GMDBs under the dollar-for-dollar features of its VA products. The difference in interpretation as to the appropriate integration of AG33 and AG34 computational guidance could result in higher statutory reserve balances of approximately $85 million as of December 31, 2002. If necessary, the Parent will contribute capital to the company to cover any surplus declines.

CRITICAL ACCOUNTING POLICIES

GENERAL

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be affected in a materially adverse manner by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: goodwill impairment testing, investment impairment testing and amortization of deferred acquisition costs and value of business acquired. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the consolidated financial statements.

GOODWILL IMPAIRMENT TESTING

The Company tested goodwill as of January 1, 2002 for impairment using fair value calculations based on the present value of estimated future cash flows from business currently in force and business that we estimate we will add in the future. These calculations require management to make estimates on the amount of future revenues and the appropriate discount rate. The calculated fair value of goodwill and the resulting impairment loss recorded is based on these estimates, which require a significant amount of management judgment. Refer to
Note 1 of the consolidated financial statements for a discussion of the results of the Company's goodwill testing procedures and to Management's Narrative Analysis of the Results of Operations for the impact these procedures had on the Company's income.

INVESTMENT IMPAIRMENT TESTING

The Company reviews the general account investments for impairments by analyzing the amount and length of time amortized cost has exceeded fair value, and by making certain estimates and assumptions regarding the issuing companies' business prospects, future economic conditions and market forecasts. Based on the facts and circumstances of each case, management uses judgment in deciding whether any calculated impairments are temporary or other than temporary. For those impairments judged to be other than temporary, the Company reduces the carrying value of those investments to the current fair value and record impairment losses for the difference (refer to Note 2).

AMORTIZATION OF DEFERRED ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") are amortized with interest over the life of the contracts (usually 25 years) in relation to the present value of estimated gross profits from projected interest margins, asset-based fees, policy administration and surrender charges less policy maintenance fees.

Changes in assumptions can have a significant impact on the calculation of DAC/VOBA and its related amortization patterns. Due to the relative size of DAC/VOBA balance and the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC/VOBA balance, the Company performs a quarterly analysis of DAC/VOBA. At each balance sheet date, actual historical gross profits are reflected and expected future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy or contract issuance ("unlocking"), which could be significant. The cumulative difference related to prior periods is recognized as a component of current period's amortization, along with amortization associated with the actual gross profits of the period. In general, increases in estimated returns result in increased expected future profitability and may lower the rate of amortization, while increases in lapse/surrender and mortality assumptions or decreases in returns reduce the expected future profitability of the underlying business and may increase the rate of amortization.

One of the most significant assumptions involved in the estimation of future gross profits for deferred annuity products is the assumed return associated with future separate account performance. To reflect the near term and long-term volatility in the equity markets this assumption involves a combination of near term expectations and a long-term assumption about market performance. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings.

As part of the regular analysis of DAC/VOBA, at the end of third quarter 2002, the Company unlocked its assumptions by resetting its near term and long-term assumptions for the separate account returns to 9% (gross before fund management fees and mortality and expense and other policy charges), reflecting a blended return of equity and other sub-accounts. This unlocking adjustment was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. For the year ended December 31, 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $91.5 million before tax, or $59.5 million, net of $32.0 million of federal income tax benefit.

If the actual performance during 2003 of the separate accounts declines less than approximately 11% from their December 31, 2002 levels, then the DAC asset will continue to be supportable by the expected future gross profits generated by the company. In the event that the actual performance of the separate accounts declines more than approximately 11% during 2003, the DAC asset may become impaired and an additional reduction of the DAC asset may be needed.

FORWARD-LOOKING INFORMATION/RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the SEC. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractholder behavior and variable separate account performance. Contractholders bear the majority of the investment risk related to variable insurance products.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                    ------------

Report of Independent Auditors ....................................      14

  Consolidated Financial Statements:

  Consolidated Income Statements for the years ended December 31,
  2002, 2001, and 2000.............................................      15


  Consolidated Balance Sheets as of December 31, 2002 and 2001.....      16

  Consolidated Statements of Changes in Shareholder's Equity for
  the years ended December 31, 2002, 2001, and 2000................      17


  Consolidated Statements of Cash Flows for the years ended
  December 31, 2002,
  2001, and 2000...................................................      18


  Notes to Consolidated Financial Statements.......................      19

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Golden American Life Insurance Company

We have audited the accompanying consolidated balance sheets of Golden American Life Insurance Company and Subsidiary as of December 31, 2002 and 2001, and the related income statements, statements of changes in shareholder's equity, and statements of cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden American Life Insurance Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company changed the accounting principle for goodwill and other intangible assets effective January 1, 2002.


                                                    /s/ Ernst & Young LLP

Atlanta, Georgia
March 21, 2003



                            GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARY
                   (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)

                                       CONSOLIDATED INCOME STATEMENTS
                                                 (Millions)

                                                                      For the Years Ended December 31,
                                                              ------------------------------------------------

                                                                    2002              2001              2000
                                                              -------------    --------------    -------------
Revenues:
   Fee income                                                   $  204.0          $  188.9         $   167.9
   Net investment income                                           197.7              94.4              64.1
   Net realized capital gains (losses)                               4.2              (6.5)             (6.6)
   Other income                                                      3.5               -                 -
                                                              -------------    --------------    -------------
            Total revenue                                          409.4             276.8             225.4
                                                              -------------    --------------    -------------

Benefits, losses and expenses:
   Benefits:
       Interest credited and other benefits to
         policyholders                                             276.5             209.0             199.9
   Underwriting, acquisition, and insurance expenses:
       General expenses                                            139.7             119.9              89.5
       Commissions                                                 288.7             232.4             213.7
       Policy acquisition costs deferred                          (292.2)           (128.2)           (168.4)
   Amortization:
       Deferred policy acquisition costs and
         value of business acquired                                127.8              49.6              60.0
   Goodwill                                                          -                 4.2               4.2
   Other:
       Expense and charges reimbursed under
         modified coinsurance agreements                          (104.9)           (225.6)           (225.8)
       Interest expense                                             16.0              19.4              19.9
                                                              -------------    --------------    -------------
            Total benefits, losses and expenses                    451.6             280.7             193.0
                                                              -------------    --------------    -------------
Income (loss) before income taxes                                  (42.2)             (3.9)             32.4

   Income tax expense (benefit)                                    (12.5)              0.1              13.2
                                                              -------------    --------------    -------------

Income (loss) before cumulative effect of change in
   accounting principle                                            (29.7)             (4.0)             19.2
Cumulative effect of change in accounting principle               (135.3)              -                 -
                                                              -------------    --------------    -------------
Net income (loss)                                              $  (165.0)         $   (4.0)          $  19.2
                                                              =============    ==============    =============

                                   See Notes to Consolidated Financial Statements

                                                        15


                            GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARY
                   (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)

                                         CONSOLIDATED BALANCE SHEETS
                                        (Millions, except share data)


                                                                                As of December 31,
                                                                       -------------------------------------
      Assets                                                                 2002                 2001
      ------                                                           -----------------    ----------------
      Investments:
        Fixed maturities, available for sale, at fair value
          (amortized cost of $4,720.1 at 2002 and $1,982.5 at 2001)    $     4,936.4            $1,994.9
         Equity securities, at fair value:
         Investment in mutual funds (cost of $22.9 at 2002)                     19.0                 -
         Mortgage loans on real estate                                         482.4               213.9
         Policy loans                                                           16.0               14.8
         Short-term investments                                                  2.2               10.1
                                                                       -----------------    ----------------
                   Total investments                                         5,456.0            2,233.7

      Cash and cash equivalents                                                148.5              195.7
      Accrued investment income                                                 61.9               22.8
      Reinsurance recoverable                                                  196.9               56.0
      Deferred policy acquisition costs                                        678.0              709.0
      Value of  business acquired                                                8.5               20.2
      Goodwill (net of accumulated amortization of $17.6 at 2001)                -                151.3
      Other assets                                                               5.3               23.7
      Assets held in separate accounts                                      11,029.3           10,958.2
                                                                       -----------------    ----------------

                    Total assets                                       $     17,584.4         $14,370.6
                                                                       =================    ================
      Liabilities and Shareholder's Equity
      ------------------------------------
      Policy liabilities and accruals:
         Future policy benefits and claims reserves                    $      5,159.1          $2,185.3
                                                                       -----------------    ----------------
      Total policy liabilities and accruals                                   5,159.1           2,185.3

      Surplus notes                                                             170.0             245.0
      Due to affiliates                                                           -                25.1
      Payables for securities purchased                                           -                36.4
      Current income taxes                                                       42.4               -
      Deferred income taxes                                                      79.8              12.6
      Dollar roll obligations                                                    40.0               3.9
      Other borrowed money                                                        -                 1.4
      Other liabilities                                                          64.7              84.9
      Liabilities related to separate accounts                               11,029.3          10,958.2
                                                                       -----------------    ----------------
                    Total liabilities                                        16,585.3          13,552.8
                                                                       -----------------    ----------------

      Shareholder's equity:
         Common stock (250,000 shares authorized, issued and
           outstanding; $10.00 per share par value)                               2.5               2.5
         Additional paid-in capital                                           1,128.4             780.4
         Accumulated other comprehensive income                                   2.1               3.8
         Retained earnings (deficit)                                           (133.9)             31.1
                                                                       -----------------    ----------------
                    Total shareholder's equity                                  999.1             817.8
                                                                       -----------------    ----------------
                    Total liabilities and shareholder's equity          $    17,584.4        $ 14,370.6
                                                                       =================    ================


                                 See Notes to Consolidated Financial Statements


                                                        16


                                        GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARY
                               (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                                             (Millions)

                                                                                    Accumulated                           Total
                                                                 Additional            Other             Retained         Share-
                                                  Common          Paid-in-         Comprehensive         Earnings        holder's
                                                  Stock         Paid-in-Capit      Income (loss)         (Deficit)        Equity
                                                ------------    -------------    ------------------     -----------    ------------
Balance at December 31, 1999                    $     2.5       $    468.6       $     (9.2)            $    15.9      $   477.8
Contribution of capital                                              115.0                                                 115.0
Comprehensive income:
   Net income                                         -                -                -                    19.2           19.2
   Other comprehensive income net of tax:
      Unrealized gain on securities
      ($9.8 pretax)                                   -                -                5.1                   -              5.1
                                                                                                                       ------------
Comprehensive income                                                                                                        24.3
                                                ------------    -------------    ------------------     -----------    ------------
Balance at December 31, 2000                          2.5            583.6             (4.1)                 35.1          617.1
Contribution of capital                                              196.8                                                 196.8
Comprehensive income:
   Net (loss)                                         -                -                -                    (4.0)          (4.0)
   Other comprehensive income net of tax:
      Unrealized gain on securities
      ($12.2 pretax)                                   -               -                7.9                   -              7.9
                                                                                                                       ------------
Comprehensive income                                                                                                         3.9
                                                ------------    -------------    ------------------     -----------    ------------
Balance at December 31, 2001                           2.5             780.4             3.8                  31.1          817.8
Contribution of capital                                                356.3                                                356.3
Other                                                                   (8.3)                                                (8.3)
Comprehensive income:
     Net (loss)                                        -                   -              -                 (165.0)        (165.0)
Other comprehensive income net of tax:
     Unrealized (loss) on securities
     ($(2.6) pretax)                                   -                   -             (1.7)                 -             (1.7)
                                                                                                                       ------------
Comprehensive (loss)                                                                                                       (166.7)
                                                ------------    -------------    ------------------     -----------    ------------
Balance at December 31, 2002                    $     2.5       $  1,128.4       $       2.1            $ (133.9)      $   999.1
                                                ============    =============    ==================     ===========    ============



                                           See Notes to Consolidated Financial Statements

                                                                 17

                                        GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARY
                               (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Millions)

                                                                            For the years Ended December 31,
                                                                       2002                2001             2000
                                                                  ----------------    -------------    ---------------
Cash Flows from Operating Activities:
Net income (loss)                                                 $   (165.0)          $   (4.0)         $   19.2
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Interest credited and charges on interest sensitive products       282.2              191.0             183.1
    Net realized capital (gains) losses                                 (4.2)               6.5               6.6
    Accrued investment income                                          (39.5)             (13.2)              1.6
    Increase in guaranteed benefits reserve                            107.1               28.2              26.7
    Acquisition costs deferred                                        (292.2)            (128.2)           (168.4)
    Amortization of deferred policy acquisition costs                  121.2               45.2              55.2
    Amortization of value of business acquired                           6.6                4.4               4.8
    Impairment of Goodwill                                             151.3                -                 -
    Change in other assets and liabilities                              21.3              110.6             (69.4)
    Provision for deferred income taxes                                (85.7)              (0.6)             13.3
                                                                  ----------------    -------------    ---------------
Net cash provided by operating activities                              103.1              239.9              72.7

Cash Flows from Investing Activities:
    Proceeds from the sale of:
          Fixed maturities available for sale                        7,297.1              880.7             205.1
          Equity securities                                              7.8                6.9               6.1
          Mortgages                                                    285.0              136.0              12.7
    Acquisition of investments:
          Fixed maturities available for sale                      (10,068.3)          (2,070.8)           (154.0)
          Equity securities                                            (22.8)               -                 -
          Short-term investments                                           -               (4.7)             (5.3)
          Mortgages                                                   (553.7)            (250.3)            (12.9)
    Increase (decrease) in policy  loans                                (1.2)              (1.5)              0.8
    Increase (decrease) in property and equipment                        1.1                1.2              (3.2)
    Proceeds from sale of interest in subsidiary                        27.7                -                 -
    Loss on valuation of interest in subsidiary                          3.0                -                 -
    Other                                                                0.6                -                 -
                                                                  ----------------    -------------    ---------------
Net cash (used for) provided by investing activities                (3,023.7)          (1,302.5)            49.3

Cash Flows from Financing Activities:
    Deposits and interest credited for investment contracts          3,818.5            1,933.1            801.8
    Maturities and withdrawals from insurance contracts               (171.2)            (134.8)          (141.5)
    Transfers from (to) separate accounts                           (1,053.8)            (902.9)          (825.8)
    Proceeds of notes payable                                            -                  3.1             67.2
    Repayment of notes payable                                          (1.4)              (1.7)           (68.6)
    Proceeds from reciprocal loan agreement borrowings                   -                 69.3            178.9
    Repayment of reciprocal loan agreement borrowings                  (75.0)             (69.3)          (178.9)
    Contributions of capital by parent                                 356.3              196.8            115.0
                                                                  ----------------    -------------    ---------------
Net cash provided by (used for) financing activities                 2,873.4            1,093.6            (51.9)
                                                                  ----------------    -------------    ---------------

Net increase (decrease) in cash and cash equivalents                   (47.2)              31.0             70.1
Cash and cash equivalents, beginning of period                         195.7              164.7             94.6
                                                                  ----------------    -------------    ---------------
Cash and cash equivalents, end of period                            $  148.5           $  195.7         $  164.7
                                                                  ================    =============    ===============


                                     See Notes to Consolidated Financial Statements

                                                                 18

GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARY
(A WHOLLY-OWNED SUBSIDIARY OF EQUITABLE LIFE INSURANCE COMPANY OF IOWA) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Golden American Life Insurance Company ("Golden American"), a wholly-owned subsidiary of Equitable Life Insurance Company of Iowa ("Equitable Life" or the "Parent"), is a stock life insurance company organized under the laws of the State of Delaware. Golden American was originally incorporated under the laws of the State of Minnesota on January 2, 1973, in the name of St. Paul Life
Insurance Company. Equitable Life is a wholly-owned subsidiary of Lion Connecticut Holding Inc. ("Lion Connecticut") which is an indirect wholly-owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands. Golden American is authorized to do business in the District of Columbia and all states except New York. Golden American's wholly-owned life insurance subsidiary, First Golden American Life Insurance Company of New York ("First Golden,") and collectively with Golden American, the ("Company"), is licensed as a life insurance company under the laws of the States of New York and Delaware. There is no public trading market for the Registrant's of common stock.

Formerly, from October 24, 1997, until December 30, 2001, Equitable of Iowa Company, Inc. ("EIC" or "Former Holding Company"), directly owned 100% of Golden American's stock. On December 3, 2001, the Board of Directors of the Former Holding Company approved a plan to contribute its holding of stock of Golden American to another wholly-owned subsidiary, Equitable Life. The contribution of stock occurred on December 31, 2001, following approval granted by the Insurance Department of the State of Delaware. There is no public trading market for the Registrant's common stock.

As of April 1, 2002, Golden American sold First Golden to its sister company, ReliaStar Life Insurance Company ("ReliaStar"). ReliaStar Life, the parent of Security-Connecticut Life Insurance Company ("Security-Connecticut") which in turn is the parent of ReliaStar Life Insurance Company of New York ("RLNY"), merged the First Golden business into RLNY operations and dissolved First Golden at book value for $27.7 million in cash and a receivable totaling $0.2 million from RLNY. The receivable from RLNY was assumed by Equitable Life, and ultimately by ING. The consideration was based on First Golden's statutory-basis book value. RLNY's payable to the Company was assumed by ING and subsequently forgiven. Golden American realized a loss of $3.0 million related to the sale of First Golden, which was recorded as a capital transaction. Approval for the merger was obtained from the Insurance Departments of the States of New York and Delaware.

Statement of Financial Accounting Standards ("FAS") No. 141 "Business Combinations" excludes transfers of net assets or exchanges of shares between entities under common control and is therefore covered by Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations." Since RLNY presented combined results of operations including First Golden activity as of the beginning of the period ending December 31, 2002. The first three months of First Golden activity is not reflected in the Golden statement of financial position or other financial information for the period ended December 31, 2002, as the amounts were not material.

DESCRIPTION OF BUSINESS

The Company offers a portfolio of variable and fixed insurance products designed to meet customer needs for a tax-advantaged saving for retirement and protection from death. The Company's variable and fixed insurance products are marketed by broker/dealers, financial institutions, and insurance agents. The Company's primary customers are consumers and corporations.

NEW ACCOUNTING STANDARDS

ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the Financial  Accounting  Standards Board ("FASB") issued FAS No.
142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets are still amortized over their estimated useful lives. The Company adopted the new standard effective January 1, 2002.

As required under FAS No. 142, the Company completed the first of the required impairment tests as of January 1, 2002. Step one of the impairment test was a screen for potential impairment, while step two measured the amount of the impairment. All of the Company's operations fall under one reporting unit, USFS, due to the consolidated nature of the Company's operations. Step one of the impairment test required the Company to estimate the fair value of the reporting unit and compare the estimated fair value to its carrying value. The Company determined the estimated fair value utilizing a discounted cash flow approach and applying a discount rate equivalent to the Company's weighted average cost of capital. Fair value was determined to be less than carrying value which required the Company to complete step two of the test. In step two, the Company allocated the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit resulting in an implied fair value of goodwill of zero.

The comparison of the fair value amount allocated to goodwill and the carrying value of goodwill resulted in an impairment loss of $135.3 million net of taxes, which represents the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge is shown as a change in accounting principle on the Consolidated Statements of Income.

Application of the nonamortization provision (net of tax) of the new standard resulted in an increase in net income of $3.8 million for the twelve months ended December 31, 2002. Had the Company been accounting for goodwill under FAS No. 142 for all periods presented, the Company's net (loss) income would have been as follows:

     (Millions)                          Year ended           Year ended
                                      December 31, 2001    December 31, 2001
     ------------------------------------------------------------------------
     Reported net income (loss)           $   (4.0)           $  19.2
     Add back goodwill amortization,
       net of tax                              3.8                3.8
     ------------------------------------------------------------------------
     Adjusted net income                  $   (0.2)           $  23.0
     ========================================================================

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB 133, and certain FAS 133 implementation issues." This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. FAS No. 133 was effective for the Company's financial statements beginning January 1, 2001. Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations given the Company's limited derivative and embedded derivative holdings.

The Company occasionally purchases a financial instrument that contains a derivative that is "embedded" in the instrument. In addition, the Company's insurance products are reviewed to determine whether they contain an embedded derivative. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument or insurance product (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings or the Company is unable to reliably identify and measure the embedded derivative for separation from its host contracts, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument. The Company did not have embedded derivatives at December 31, 2002.

GUARANTEES

In November 2002, the FASB issued Interpretation No.45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has performed an assessment of its guarantees and believes that all of its guarantees are excluded from the scope of this interpretation.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities ("VIE"), an interpretation of Accounting Research Bulletin ("ARB") No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: a) insufficient equity investment at risk, or b) insufficient control by equity investors. This guidance is effective for VIEs created after January 31, 2003 and for existing VIEs as of July 1, 2003. An entity with variable interests in VIEs created before February 1, 2003 shall apply the guidance no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.

In conjunction with the issuance of this guidance, the Company conducted a review of its involvement with VIEs and does not believe it has any significant investments or ownership in VIEs.

FUTURE ACCOUNTING STANDARDS

EMBEDDED DERIVATIVES

The FASB issued FAS No.133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") in 1998 and continues to issue guidance for implementation through its Derivative Implementation Group ("DIG"). DIG recently released a draft of FASB Statement 133 Implementation Issue B36 "Embedded
Derivatives: Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain bifurcatable embedded derivatives. The required date of adoption of DIG B36 has not been determined. If the guidance is finalized in its current form, the Company has determined that certain of its existing reinsurance receivables (payables), investments or insurance products contain embedded derivatives that may require bifurcation. The Company has not yet completed its evaluation of the potential impact, if any, on its consolidated financial positions, results of operations, or cash flows.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity of 90 days or less when purchased.

INVESTMENTS

All of the Company's fixed maturity and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in shareholder's equity, after adjustment for related charges in deferred policy acquisition costs, value of business acquired, and deferred income taxes.

The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management considers the length of the time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in market value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other than temporary impairment is considered to have occurred.

When a decline in fair value is determined to be other than temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

Realized capital gains and losses on all other investments are reflected in the Company's results of operations.

Unrealized capital gains and losses on all other investments are reflected in shareholder's equity, net of related income taxes.

Purchases and sales of fixed maturities and equity securities (excluding private placements) are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

Fair values for fixed maturity securities are obtained from independent pricing services or broker/dealer quotations. Fair values for privately placed bonds are determined using a matrix-based model. The matrix-based model considers the level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. The fair values for equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value where applicable.

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company's guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

Reverse   dollar   repurchase   agreement  and  reverse   repurchase   agreement
transactions are accounted for as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities.

The investment in mutual funds represents an investment in mutual funds managed by the Company, and is carried at fair value.

Mortgage loans on real estate are reported at amortized cost less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or to the loan's observable market price, or the fair value of the underlying collateral. The carrying value of the impaired loans is reduced by establishing a permanent writedown charged to realized loss.

Policy loans are carried at unpaid principal balances, net of impairment reserves.

Short-term investments, consisting primarily of money market instruments and other fixed maturity securities issues purchased with an original maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.

On occasion, the Company sells call options written on underlying securities that are carried at fair value. Changes in fair value of these options are recorded in net realized capital gains or losses.

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

The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS No. 60") and FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments" ("FAS No. 97").

Under FAS No. 60, acquisition costs for traditional life insurance products, which primarily include whole life and term life insurance contracts, are amortized over the premium payment period in proportion to the premium revenue recognition.

Under FAS No. 97, acquisition costs for universal life and investment-type products, which include universal life policies and fixed and variable deferred annuities, are amortized over the life of the blocks of policies (usually 25 years) in relation to the emergence of estimated gross profits from surrender charges, investment margins, mortality and expense margins, asset-based fee income, and actual realized gains (losses) on investments. Amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

Activity for the year-ended December 31, 2002 within VOBA was as follows:

       (Millions)
       -------------------------------------------------------------------
                  Balance at December 31,2001            $     20.2
                  Adjustment for FAS No. 115                   (5.1)
                  Additions                                    (3.3)
                  Interest accrued at 7%                        1.3
                  Amortization                                 (4.6)
       -------------------------------------------------------------------
                  Balance at December 31,2002            $      8.5
       ===================================================================

The estimated amount of VOBA to be amortized, net of interest, over the next five years is $3.0 million, $2.0 million, $1.5 million, $1.5 million and $1.1 million and $1.0 million for the years 2003, 2004, 2005, 2006 and 2007, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

As part of the regular analysis of DAC/VOBA, at the end of third quarter 2002, the Company unlocked its assumptions by resetting its near term and long-term assumptions for the separate account returns to 9% (gross before fund management fees and mortality and expense and other policy charges), reflecting a blended return of equity and other sub-accounts. This unlocking adjustment was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. For the year ended December 31, 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $91.5 million before tax, or $59.5 million, net of $32.0 million of federal income tax benefit.

POLICY LIABILITIES AND ACCRUALS

Reserves for immediate annuities with life contingent payout contracts are computed on the basis of assumed investment yield, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 3.0% to 3.5% for all years presented. Investment yield is based on the Company's experience.

Mortality and withdrawal rate assumptions are based on relevant Company experience and are periodically reviewed against both industry standards and experience.

Other policyholders' funds include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 2.4% to 11.0% for all years presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest.

REVENUE RECOGNITION

For certain annuity contracts, charges assessed against policyholders' funds for the cost of insurance, surrender, expenses, actuarial margin and other fees are recorded as revenue as charges are assessed against policyholders. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting amount in both premiums and current and future benefits in the Consolidated Income Statement.

SEPARATE ACCOUNTS

Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractholders who bear the investment risk, subject, in some cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

Separate Account assets supporting variable options under universal life and annuity contracts are invested, as designated by the contractholder or participant under a contract (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) in shares of mutual funds which are managed by the Company, or other selected mutual funds not managed by the Company.

Separate Account assets are carried at fair value. At December 31, 2002 and 2001, unrealized gains of $133.4 million and of $6.9 million, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

Separate Account liabilities are carried at fair value, except for those relating to the guaranteed interest option. Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 2.4% to 11.0% in 2002 and 2.4% to 14.0% in 2001.

Separate Account assets and liabilities are shown as separate captions in the Consolidated Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Consolidated Financial Statements (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Consolidated Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

REINSURANCE

The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company's Balance Sheets.

INCOME TAXES

The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.




2.   INVESTMENTS

Fixed maturities available for sale as of December 31 were as follows:

                                                                          Gross          Gross
                                                          Amortized     Unrealized    Unrealized       Fair
     2002 (Millions)                                        Cost          Gains         Losses        Value
     -----------------------------------------------------------------------------------------------------------
     U.S. government and government agencies and
      authorities                                         $  207.3       $    2.3      $    0.1      $  209.5

     U.S. corporate securities:
       Public utilities                                      335.7           15.5           1.9         349.3
       Other corporate securities                           3,012.0         178.7           7.8       3,182.9
     -----------------------------------------------------------------------------------------------------------
          Total U.S. corporate securities                   3,347.7         194.2           9.7       3,532.2
     -----------------------------------------------------------------------------------------------------------

     Foreign securities:
       Government                                             64.8            2.9           -            67.7
        Other                                                163.8           12.2           1.2         174.8
     -----------------------------------------------------------------------------------------------------------
          Total foreign securities                           228.6           15.1           1.2         242.5
     -----------------------------------------------------------------------------------------------------------

     Mortgage-backed securities                              641.7           12.0           0.2         653.5

     Other asset-backed securities                           294.8            7.0           3.1         298.7

     -----------------------------------------------------------------------------------------------------------
     Total fixed maturities, including fixed
      maturities pledged to creditors                      4,720.1          230.6          14.3       4,936.4
     Less: Fixed maturities pledged to creditors               -              -             -             -
     -----------------------------------------------------------------------------------------------------------

     Fixed maturities                                     $4,720.1       $  230.6      $   14.3      $ 4,936.4
     ===========================================================================================================




                                                         28



Fixed maturities available for sale as of December 31 were as follows:

                                                                          Gross          Gross
                                                          Amortized     Unrealized    Unrealized       Fair
     2001 (Millions)                                        Cost          Gains         Losses        Value
     -----------------------------------------------------------------------------------------------------------
     U.S. government and government agencies and
      authorities                                         $  132.1       $    0.5      $    3.4    $     129.2

     U.S. corporate securities:
       Public utilities                                       39.8            0.3           1.4           38.7
       Other corporate securities                          1,111.8           15.2          10.1        1,116.9
     -----------------------------------------------------------------------------------------------------------
          Total U.S. corporate securities                  1,151.6           15.5          11.5        1,155.6
     -----------------------------------------------------------------------------------------------------------

     Foreign securities:
       Government                                            143.6            3.3           0.2           146.7
     -----------------------------------------------------------------------------------------------------------
          Total foreign securities                           143.6            3.3           0.2           146.7
     -----------------------------------------------------------------------------------------------------------

     Mortgage-backed securities                              167.0            3.6           0.9           169.7

     Other asset-backed securities                           388.2            7.2           1.7           393.7

     -----------------------------------------------------------------------------------------------------------
     Total fixed maturities, including fixed
      maturities pledged to creditors                      1,982.5           30.1          17.7        1,994.9
     Less: Fixed maturities pledged to creditors               -              -             -              -
     -----------------------------------------------------------------------------------------------------------

     Fixed maturities                                     $1,982.5       $   30.1      $   17.7    $   1,994.9
     ===========================================================================================================

The amortized cost and fair value of total fixed maturities for the year-ended December 31, 2002 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

     (Millions)                           Amortized Cost     Fair Value
     ------------------------------------------------------------------------
     Due to mature:
       One year or less                   $       -           $    -
       After one year through five years        401.0            419.7
       After five years through ten years     1,681.3          1,773.1
       After ten years                        1,701.3          1,791.4
       Mortgage-backed securities               641.7            653.5
       Other asset-backed securities            294.8            298.7
     ------------------------------------------------------------------------
     ------------------------------------------------------------------------
     Fixed maturities                        $4,720.1         $4,936.4
     ========================================================================

At December 31, 2002 and 2001, fixed maturities with carrying values of $6.5 million and $6.9 million, respectively, were on deposit as required by regulatory authorities.

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 2002.

Beginning in April 2001, the Company entered into reverse dollar repurchase agreement and reverse repurchase agreement transactions to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. The dollar rolls and reverse repurchase agreements are accounted for as short-term collateralized financings and the repurchase obligation is reported on the Consolidated Balance Sheets. The repurchase obligation totaled $40.0 and $3.9 million at December 31, 2002 and 2001, respectively.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2001. The Company believes the counterparties to the dollar roll and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

During 2002, the Company determined that thirteen fixed maturities had other than temporary impairments. As a result, at December 31, 2002, the Company recognized a pre-tax loss of $8.9 million to reduce the carrying value of the fixed maturities to their combined fair value of $123.5 million. During 2001, the Company determined that ten fixed maturities had other than temporary impairments. As a result, at December 31, 2001, the Company recognized a pre-tax loss of $0.7 million to reduce the carrying value of the fixed maturities to their fair value of $0.07 million.

3.   FINANCIAL INSTRUMENTS

ESTIMATED FAIR VALUE

The following disclosures are made in accordance with the requirements of FAS No. 107, "Disclosures about Fair Value of Financial Instruments." FAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

FAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the above financial instruments:

FIXED MATURITIES SECURITIES: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond. Fair values for privately placed bonds are determined through consideration of factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in their relevant market.

EQUITY SECURITIES: Fair values of these securities are based upon quoted market value.

MORTGAGE LOANS ON REAL ESTATE: The fair values for mortgage loans on real estate are estimated using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

CASH, SHORT-TERM INVESTMENTS AND POLICY LOANS: The carrying amounts for these assets approximate the assets' fair values.

ASSETS HELD IN SEPARATE ACCOUNTS: Assets held in separate accounts are reported at the quoted fair values of the individual securities in the separate accounts.

SURPLUS NOTES: Estimated fair value of the Company's surplus notes were based upon discounted future cash flows using a discount rate approximating the current market value.

INVESTMENT CONTRACT LIABILITIES (INCLUDED IN FUTURE POLICY BENEFITS AND CLAIMS RESERVES):

SUPPLEMENTARY CONTRACTS AND IMMEDIATE ANNUITIES: Estimated fair values of the Company's liabilities for future policy benefits for the divisions of the variable annuity products with fixed interest guarantees and for supplemental contracts without life contingencies are stated at cash surrender value, the cost the Company would incur to extinguish the liability.

LIABILITIES RELATED TO SEPARATE ACCOUNTS: Liabilities related to separate accounts are reported at full account value in the Company's historical balance sheet. Estimated fair values of separate account liabilities are equal to their carrying amount.

The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 2002 and 2001 were as follows:

                                                         2002                               2001
     --------------------------------------------------------------------------------------------------------
                                              Carrying         Fair               Carrying            Fair
     (Millions)                                 Value          Value                Value             Value
     --------------------------------------------------------------------------------------------------------
     Assets:
        Fixed maturities                    $  4,936.4         $4,936.4            $ 1,994.9       $ 1,994.9
        Equity securities                         19.0             19.0                  -               -
        Mortgage loans on real estate            482.4            522.2                213.9           219.2
        Policy loans                              16.0             16.0                 14.8            14.8
        Cash and short-term investments          150.7            150.7                205.8           205.8
        Assets held in separate accounts      11,029.3         11,029.3             10,958.2        10,958.2

     Liabilities:
        Surplus notes                           (170.0)          (260.0)              (245.0)         (358.1)
        Investment contract liabilities:
        Deferred annuities                    (5,128.0)        (4,802.9)            (2,155.3)       (1,976.7)
        Supplementary contracts and
          immediate annuities                     (8.0)            (8.0)                (7.1)           (7.1)
        Liabilities related to separate
          accounts                           (11,029.3)       (11,029.3)           (10,958.2)      (10,958.2)
     --------------------------------------------------------------------------------------------------------

Fair value estimates are made at a specific point in time, based on available market information and judgments about various financial instruments, such as estimates of timing and amounts of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company's management of interest rate, price and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

4.   NET INVESTMENT INCOME

     Sources of net investment income were as follows:

                                 Year Ended      Year Ended     Year Ended
                                 December 31,   December 31,   December 31,
     (Millions)                      2002           2001           2000
     -------------------------------------------------------------------------
     Fixed maturities           $     185.6   $      83.7    $      55.3
     Mortgage loans                    19.6          11.2            7.8
     Policy loans                       0.6           0.8            0.5
     Short term investments and
        cash equivalents                2.6           2.6            2.3
     Other                              0.4           0.6            0.7
     -------------------------------------------------------------------------
     Gross investment income          208.8          98.9           66.6
     Less: investment expenses         11.1           4.5            2.5
     -------------------------------------------------------------------------
     Net investment income      $     197.7   $      94.4    $      64.1
     =========================================================================


5.   DIVIDEND RESTRICTIONS AND SHAREHOLDER'S EQUITY

The ability of Golden American to pay dividends to the Parent is restricted. Prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limit. During 2002, Golden American cannot pay dividends to Equitable Life without prior approval of statutory authorities. Golden American did not pay common stock dividends during 2002, 2001, or 2000.

The Department recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net (loss) income was $(303.0) million, $(156.4) million and $(71.1) million for the years ended December 31, 2002, 2001, and 2000, respectively. Statutory capital and surplus was $424.9 million and $451.6 million as of December 31, 2002 and 2001, respectively.

As of December 31, 2002, the Company does not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

For 2001, the Company was required to implement statutory accounting changes ("Codification") ratified by the National Association of Insurance Commissioners ("NAIC") and state insurance departments. The cumulative effect of Codification to the Company's statutory surplus as of January 1, 2001 was a decrease of $5.9 million.

The Company maintains a $40.0 million reciprocal loan agreement with ING AIH (refer to Note 10), a perpetual $75.0 million revolving note facility with Bank of New York and a $75.0 million revolving note facility with SunTrust Bank which expires on July 31, 2003.

6.       CAPITAL GAINS AND LOSSES ON INVESTMENT OPERATIONS

Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold. Net realized capital (losses) gains on investments were as follows:



                                                 Year ended     Year ended     Year ended
                                                December 31,   December 31,   December 31,
     (Millions)                                     2002           2001           2000
     --------------------------------------------------------------------------------------
     Fixed maturities                           $    4.2         $  (4.9)    $    (6.3)
     Equity securities                               -              (1.6)         (0.2)
     Mortgage loans on real estate                   -               -            (0.1)
     --------------------------------------------------------------------------------------
     Pretax realized capital gains (losses)     $    4.2         $  (6.5)    $    (6.6)
     ======================================================================================
     After-tax realized capital gains (losses)  $    2.7         $  (4.2)    $    (4.3)
     ======================================================================================


Proceeds from the sale of total fixed maturities and the related gross gains and losses were as follows:

                                Year ended        Year ended        Year ended
                               December 31,      December 31,      December 31,
     (Millions)                    2002              2001              2000
     ---------------------------------------------------------------------------
     Proceeds on sales          $ 7,297.1        $   880.7        $    205.1
     Gross gains                     76.8              6.9               0.2
     Gross losses                    72.6             11.8               6.5

Changes in shareholder's equity related to changes in accumulated other comprehensive income were as follows:

     (Millions)                                 2002        2001       2000
     --------------------------------------------------------------------------
     Fixed maturities                        $ 204.0        $18.4      $12.4
     Equity securities                          (3.9)         -          -
     DAC/VOBA                                 (202.8)        (8.4)     (10.4)
     --------------------------------------------------------------------------
                                                (2.7)        10.0        2.0
     Increase (decrease) in deferred income
        taxes                                   (1.0)         2.1       (3.1)
     --------------------------------------------------------------------------
     Net changes in accumulated other
      comprehensive income (loss)            $  (1.7)    $    7.9  $     5.1
     --------------------------------------------------------------------------

Shareholder's equity included the following accumulated other comprehensive income (loss), at December 31:

     (Millions)                                 2002          2001        2000
     ---------------------------------------------------------------------------
     Net unrealized capital gains (losses):
       Fixed maturities                     $   216.3   $     12.3   $    (6.1)
       Equity securities                         (3.9)         -           -
       DAC/VOBA                                (209.2)        (6.4)        2.0
     ---------------------------------------------------------------------------
                                                  3.2          5.9        (4.1)
     Deferred income taxes                        1.1          2.1         -
     ---------------------------------------------------------------------------
     Net accumulated other comprehensive
          income (loss)                     $     2.1    $     3.8    $   (4.1)
     ===========================================================================

Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, were as follows:


     (Millions)                                     2002       2001        2000
     ---------------------------------------------------------------------------
     Unrealized holding gains (losses) arising   $  (8.7)  $   11.1    $    6.9
        the year (1)
     Less: reclassification adjustment for
        gains  (losses) and other items
        included in net income (2)                   7.0       (3.2)       (1.8)
     ---------------------------------------------------------------------------
     Net unrealized gains (losses) on securities $  (1.7)  $    7.9    $    5.1
     ===========================================================================

     (1) Pretax unrealized holding gains (losses) arising during the year were $13.4 million, $17.1 million and $10.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.
     (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $10.8 million, $(4.9) million and $(2.8) million for the years ended December 31, 2002, 2001 and 2000, respectively.

7.   SEVERANCE

In December 2001, ING announced its intentions to further integrate and streamline the U.S. based operations of ING Americas, (which includes the Company), in order to build a more customer-focused organization. In connection with these actions, the Company recorded a charge of $4.9 million pretax. The severance portion of this charge ($4.8 million pretax) is based on a plan to eliminate 260 positions (primarily operations, information technology and other administrative/staff support personnel). Severance actions are expected to be substantially complete by March 31, 2003. The facilities portion ($.1 million pretax) of the charge represents the amount to be incurred by the Company to terminate a contractual lease obligation.

Activity for the year ended December 31, 2002 within the severance liability and positions eliminated related to such actions were as follows:

     (Millions)                        Severance Liability  Positions
     ---------------------------------------------------------------------
     Balance at December 31, 2001          $     4.8           252
     Actions taken                              (3.4)         (194)
     ---------------------------------------------------------------------
     Balance at December 31, 2002          $     1.4            58
     =====================================================================

8.   INCOME TAXES

Starting in 2002, Golden American Life Insurance Company joins in the filing of a consolidated federal income tax return with its parent, Equitable Life and other affiliates. The Company has a tax allocation agreement with Equitable Life whereby the Company is charged for taxes it would have incurred were it not a member of the consolidated group and is credited for losses at the statutory tax rate. Prior to joining the Equitable Life consolidated group, the Company was the parent of a different consolidated group.

At December 31, 2002, the Company has net operating loss carryforwards of approximately $369.2 million for federal income tax purposes which are available to offset future taxable income. If not used, these carryforwards will expire between 2011 and 2016.

Income tax expense (benefit) from continuing operations included in the consolidated financial statements are as follows:

                                     Year ended    Year ended    Year ended
                                    December 31,  December 31,  December 31,
  (Millions)                            2002          2001          2000
  ---------------------------------------------------------------------------
    Current taxes (benefits):
        Federal                   $     (98.2)   $      0.6    $     (0.1)
  ---------------------------------------------------------------------------
           Total current taxes
           (benefits)                   (98.2)          0.6          (0.1)
  ---------------------------------------------------------------------------
    Deferred taxes (benefits):
        Federal                          85.7          (0.5)         13.3
  ---------------------------------------------------------------------------
           Total deferred taxes
           (benefits)                    85.7          (0.5)         13.3
  ---------------------------------------------------------------------------
    Total                         $     (12.5)   $      0.1    $     13.2
  ============================================================================

Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:


                                               Year ended     Year ended    Year ended
                                              December 31,   December 31,  December 31,
     (Millions)                                   2002           2001          2000
     ------------------------------------------------------------------------------------
       Income before income taxes            $    (42.2)    $    (3.9)     $      32.4
       Tax rate                                      35%           35%             35%
     ------------------------------------------------------------------------------------
       Income tax at federal statutory rate       (14.8)         (1.4)           11.3
       Tax effect of:
          Goodwill amortization                     -             1.0             1.0
          Meals and entertainment                   0.6           0.5             0.3
          Other                                     1.7           -               0.6
     ------------------------------------------------------------------------------------
        Income tax expense (benefit)         $    (12.5)    $     0.1      $     13.2
     ------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

     (Millions)                                                 2002          2001
     ------------------------------------------------------------------------------------
     Deferred tax assets:
        Operations and capital loss carryforwards            $     125.6    $   121.7
        Future policy benefits                                     214.1        176.3
        Goodwill                                                    11.1          -
        Investments                                                  0.2          0.1
     ------------------------------------------------------------------------------------
                                                                   351.0        298.1
     Deferred tax liabilities:
        Goodwill                                                     -           (3.5)
        Unrealized gains on investments                             (1.1)        (2.1)
        Deferred policy acquisition cost                          (254.8)      (222.8)
        Value of purchased insurance in force                       (5.0)        (6.9)
        Other                                                     (169.9)       (75.4)
     ------------------------------------------------------------------------------------
     Deferred tax liability before allowance                      (430.8)      (310.7)
     ------------------------------------------------------------------------------------
     Valuation allowance                                             -            -
     ------------------------------------------------------------------------------------
     Net deferred income tax liability                       $     (79.8)   $   (12.6)
     ====================================================================================

The Company establishes reserves for possible proposed adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against any such adjustments.

The Company establishes reserves for possible proposed adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against any such adjustments.

9. BENEFIT PLANS

DEFINED BENEFIT PLANS

Prior to December 31, 2001, the Company's employees were covered by the ING Retirement Plan for Employees of Equitable Life ("Equitable Plan"), a qualified, defined contribution pension plan. The Company was allocated its share of the pension liability associated with employees.

As of December 31, 2001, the qualified pension benefit plans of certain United States subsidiaries of ING North America Insurance Corporation ("ING North America"), including Equitable Life, were merged into the ING Americas Retirement Plan. The Company transferred its pension liabilities to the Parent at that date. In exchange for these liabilities, the Company received a capital contribution, net of taxes, from the Parent. The costs allocated to the Company for its members' participation in the ING Pension Plan were $3.0 million for 2002.

The following tables summarize the benefit obligations and the funded status for pension benefits related to the Equitable Plan for the two-year period ended December 31, 2001:

(Millions)                                                        2001
------------------------------------------------------------------------------

    Change in benefit obligation:
      Benefit obligation at January 1                     $        7.9
      Service cost                                                 2.0
      Interest cost                                                0.8
      Actuarial (gain) loss                                       (2.7)
      Plan Amendments                                             (0.2)
      Transfer of benefit obligation to the Parent                (7.8)
                                                        ----------------------
      Benefit obligation at December 31                   $        -
                                                        ======================

    Funded status:
      Funded status at December 31 prior to the transfer
         of the benefit obligation to the Parent          $       (7.8)
      Unrecognized past service cost                              (1.1)
      Unrecognized net loss                                        -
      Transfer of the funded status to the Parent                  8.9
                                                        ----------------------
      Net amount recognized                               $        -
                                                        ======================

Prior to the merger of the qualified benefit plans of ING's U.S. subsidiaries at December 31, 2001, Equitable Life, held the plan assets.

The weighted-average assumptions used in the measurement of the Company's' December 31, 2001 benefit obligation, prior to the merger of the qualified benefit plans of ING, follows:

                                                               2001
------------------------------------------------------------------------------

    Discount rate                                             7.50%
    Expected return on plan assets                            9.25
    Rate of compensation increase                             4.50

The following table provides the net periodic benefit cost for the fiscal years 2001 and 2000:

Year Ended December 31,                    2001            2000
------------------------------------------------------------------------
(MILLIONS)

    Service cost                       $    2.0           $    1.6
    Interest cost                           0.8                0.5
    Unrecognized past service cost          -                  -
                                    ------------------------------------
    Net periodic benefit cost          $    2.8           $    2.1
                                    ====================================

There were no gains or losses resulting from curtailments or settlements during 2001 or 2000.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $0 as of December 31, 2001.

10. RELATED PARTY TRANSACTIONS

     OPERATING AGREEMENTS:

     The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

     o Resources and services are provided to Security Life of Denver Insurance Company ("SLDIC) and Southland Life Insurance Company ("SLIC"). For the years ended December 31, 2002, 2001, and 2000 revenues for these services, which reduced general expenses incurred, were $4.2 million, $0.3 million and $0.3 million, respectively for SLDIC and $1.0 million, $0.1 million and $0.1 million, respectively for SLIC.
     o Underwriting and distribution agreement with Directed Services, Inc. ("DSI"), for the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's' variable products and appoint representatives of the broker/dealers as agents. For the years ended December 31, 2002, 2001 and 2000 commission expenses were incurred in the amounts of $282.9 million, $229.7 million, and $208.9 million, respectively.
     o Asset management agreement with ING Investment Management LLC ("IIM"), in which IIM provides asset management and accounting services. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2002, 2001, and 2000 expenses were incurred in the amounts of $11.0 million, $4.4 million, and $2.5 million, respectively.
     o Service agreement with Equitable Life in which administrative and financial related services are provided. For the years ended December 31, 2002, 2001, and 2000 expenses were incurred in the amounts of $0.6 million, $0.3 million, and $1.3 million, respectively.

          Golden American has certain agreements whereby it generates revenues and incurs expenses with affiliated entities.

         The agreements are as follows:

     o Managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the years ended December 31, 2002, 2001, and 2000 revenue for these services was $23.7 million, $23.1 million, and $21.3 million, respectively.
     o Advisory, computer, and other resources and services are provided to Equitable Life and United Life & Annuity Insurance Company ("ULAIC"). For the years ended December 31, 2002, 2001, and 2000 revenues for these services, which reduced general expenses incurred, totaled $9.8 million, $8.2 million, and $6.2 million, respectively for Equitable Life and $0.3 million, $0.4 million and $0.6 million, respectively for ULAIC.
     o Expense sharing agreements with ING America Insurance Holdings, Inc. ("ING AIH") for administrative, management, financial, and information technology services, which were approved in 2001. For the years ended December 31, 2002 and 2001, Golden American incurred expenses of $41.0 million and $23.2 million, respectively.
     o Guaranty agreement with Equitable Life. In consideration of an annual fee, payable June 30, Equitable Life guarantees that it will make funds available, if needed, to pay the contractual claims made under the provisions of Golden American's life insurance and annuity contracts. The agreement is not, and nothing contained therein or done pursuant thereto by Equitable Life shall be deemed to constitute, a direct or indirect guaranty by Equitable Life of the payment of any debt or other obligation, indebtedness, or liability, of any kind or character whatsoever, of Golden American. The agreement does not guarantee the value of the underlying assets held in separate accounts in which funds of variable life insurance and variable annuity policies have been invested. The calculation of the annual fee is based on risk based capital. No amounts were payable under this agreement as of December 31, 2002, 2001 and 2000.

REINSURANCE AGREEMENTS:

Golden American participates in a modified coinsurance agreement with Equitable Life, covering a considerable portion of Golden American's variable annuities issued on or after January 1, 2000, excluding those with an interest rate guarantee. The financial statements are presented net of the effects of the agreement.

Under this agreement, Golden American received a net reimbursement of expenses and charges of $100.9 million, $224.5 million and $218.8 million for the years ended December 31, 2002, 2001, and 2000, respectively. This was offset by a decrease in policy acquisition costs deferred of $143.5 million, $257.5 million and $223.7 million, respectively, for the same periods. As at December 31, 2002, 2001 and 2000, Golden American also had a payable to Equitable Life of $7.1 million, $22.6 million and $16.3 million, respectively, due to the overpayment by Equitable Life of the cash settlement for the modified coinsurance agreement.

Golden American entered into a reinsurance agreement with Security Life of Denver International, Ltd., an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued after January 1, 2000. Golden American also obtained an irrevocable letter of credit in the amount of $25 million related to this agreement. In addition, the Company obtained a standby letter of credit in the amount of $75 million.

RECIPROCAL LOAN AGREEMENT:

Golden American maintains a reciprocal loan agreement with ING AIH, a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which expires December 31, 2007, Golden American and ING AIH can borrow up to $40.0 million from one another. Prior to lending funds to ING AIH, Golden American must obtain the approval from the Department of Insurance of the State of Delaware. Interest on any Golden American borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, Golden American incurred interest expense of $33,000, $26,000, and $481,000 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, 2001, and 2000, Golden American did not have any borrowings or receivables from ING AIH under this agreement.

SURPLUS NOTES:

Golden American issued multiple 30-year surplus notes (see below table). Payment of the notes and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of Golden American. Any payment of principal and/or interest made is subject to the prior approval of the Delaware Insurance Commissioner. Interest expense for the years ended December 31:

(Millions)
-----------------------------------------------------------------------------------------------------------------------
     Surplus                                                              Maturity
      Note          Amount                    Affiliate                     Date         2002        2001        2000
-----------------------------------------------------------------------------------------------------------------------
       8.2%           50.0    *Equitable Life                             12/29/29        2.0         4.1         4.1
       8.0            35.0     Security Life of Denver                    12/07/29        2.8         2.8         3.0
       7.8            75.0     Equitable Life                             09/29/29        5.8         5.8         5.8
       7.3            60.0     Equitable Life                             12/29/28        4.4         4.4         4.4
       8.3            25.0    *Equitable Life                             12/17/26        1.0         2.1         2.1
-----------------------------------------------------------------------------------------------------------------------

*Surplus notes redeemed June 28, 2002.

STOCKHOLDER'S EQUITY:

During 2002, 2001, and 2000, Golden American received capital contributions of $356.3 million, $196.8 million, and $115.0 million respectively.

11. REINSURANCE

At December 31, 2002, Golden American had reinsurance treaties with four unaffiliated reinsurers and three affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. Golden American remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

Reinsurance ceded in force for life mortality risks were $90.7 million and $94.8 million at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the Company had net receivables of $196.9 million and $56.0 million, respectively for reinsurance claims, reserve credits, or other receivables from these reinsurers. At December 31, 2002 and 2001, respectively, these net receivables were comprised of the following: $36.7 and $7.8 million for claims recoverable from reinsurers; $6.3 and $3.4 million for payable for reinsurance premiums; $137.2 million and $28.8 million for reserve credits; and $24.0 million and $22.7 million for reinsured surrenders and allowances due from an unaffiliated reinsurer. Included in the accompanying consolidated financial statements, excluding the modified coinsurance agreements, are net considerations to reinsurers of $50.8 million, $30.3 million and $21.7 million and net policy benefits recoveries of $49.5 million, $21.8 million and $8.9 million for the years ended December 21, 2002, 2001 and 2000, respectively.

Golden participates in a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying consolidated financial statements are presented net of the effects of the treaty which increased (decreased) income by $(2.9) million, $(0.5) million and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

12. COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

For the year ended December 31, 2002 rent expense for leases was $4.6 million. The future net minimum payments under noncancelable leases for the years ended December 31, 2003 through 2007 are estimated to be $2.3 million, $2.3 million, $2.4 million, $2.4 million and $2.4 million, respectively, and $2.4 million, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

COMMITMENTS

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2002 and 2001, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $39.0 million and $25.2 million, respectively. The Company makes investments in limited partnerships on a subscription basis. At December 31, 2002 and 2001, the Company had to fund the subscriptions of $38.0 million and $0.0 million, respectively.

LITIGATION

The Company is a party to threatened or pending lawsuits arising from the normal conduct of business. Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits will not have a materially adverse effect on the Company's operations or financial position.




QUARTERLY DATA (UNAUDITED)

2002 (Millions)                                  First         Second          Third          Fourth
------------------------------------------------------------------------------------------------------

  Total Revenue                             $      69.4   $      89.2    $     141.4     $     109.4
------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                (3.2)        (16.0)         (60.2)           37.2
  Income taxes (benefit)                           (1.0)         (5.5)         (19.2)           13.2
------------------------------------------------------------------------------------------------------
  Income (loss) before cumulative effect
   of change in accounting principal               (2.2)        (10.5)         (41.0)           24.0
  Cumulative effect of change in
   accounting principle                             -             -              -            (135.3)
------------------------------------------------------------------------------------------------------
  Net income (loss)                         $      (2.2)  $     (10.5)   $     (41.0)    $    (111.3)
======================================================================================================

2001 (Millions)                                  First         Second          Third          Fourth
------------------------------------------------------------------------------------------------------
  Total Revenue                             $      72.1   $      65.4    $      70.1     $      69.2
------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                14.2           5.6          (14.3)           (9.4)
  Income taxes                                      5.3           2.4           (5.6)           (2.0)
------------------------------------------------------------------------------------------------------
  Net income (loss)                         $       8.9   $       3.2    $      (8.7)    $      (7.4)
======================================================================================================


                                                  44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.  CONTROLS AND PROCEDURES

a) Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

b) There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:
     1.   Financial statements. See Item 8 on Page 13.
     2. Financial statement schedules. See Index to Consolidated Financial Statement Schedules on Page 49.

EXHIBITS

2. (a) Plan of Acquisition Stock Purchase Agreement dated as of May 3, 1996, between Equitable of Iowa Companies ("Equitable") and Whitewood
          Properties Corp. (incorporated by reference from Exhibit 2 in Equitable's Form 8-K filed August 28, 1996)

     (b) Agreement and Plan of Merger dated as of July 7, 1997, among ING Groep N.V., PFHI Holdings, Inc., and Equitable (incorporated by reference from Exhibit 2 in Equitable's Form 8-K filed July 11, 1997)

3. (a) Articles of Incorporation and By-Laws Articles of Incorporation of Golden American Life Insurance Company ("Registrant" or "Golden American") (incorporated by reference from Exhibit 3(a) to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC") on June 30, 2000 (File No. 333-40596)

    (b)(i)By-laws of Golden American, as amended (incorporated by reference from Exhibit 3(b)(ii) to the Registrant's Registration Statement on Form S-1 filed with the SEC on June 30, 2000 (File No. 333-40596)

     (ii) By-laws of Golden American, as amended (incorporated by reference from Exhibit 3(b)(ii) to the Registrant's Registration Statement on Form S-1 filed with the SEC on June 30, 2000 (File No. 333-40596)

     (iii)Certificate of Amendment of the By-laws of MB Variable Life Insurance Company, as amended (incorporated by reference from Exhibit 3(b)(iii) to Registrant's Registration Statement on Form S-1 filed with the SEC on June 30, 2000 (File No. 333-40596)

     (iv) By-laws of Golden American, as amended (12/21/93) (incorporated by reference from Exhibit 3(b)(iv) to Registrant's Registration Statement on Form S-1 filed with the SEC on June 30, 2000 (File No. 333-40596)

4. (a) Single Premium Deferred Modified Guaranteed Annuity Contract incorporated herein by reference to the initial Registration Statement for Golden American filed with the Securities and Exchange Commission on June 30, 2000 (File No. 333-40596)

     (b) Single Premium Deferred Modified Guaranteed Annuity Master Contract incorporated herein by reference to Amendment No. 1 to the Registration Statement for Golden American filed with the Securities and Exchange Commission on September 13, 2000 (File No. 333-40596)

     (c) Single Premium Deferred Modified Guaranteed Annuity Certificate incorporated herein by reference to Amendment No. 1 to the Registration Statement for Golden American filed with the Securities and Exchange Commission on September 13, 2000 (File No. 333-40596)

     (d) Single Premium Deferred Modified Guaranteed Annuity Contract incorporated herein by reference Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 for Golden American filed with the Securities and Exchange Commission on February 8, 2002 (File No. 333-67660)

     (e) Single Premium Deferred Modified Guaranteed Annuity Master Contract incorporated herein by reference Pre-Effective Amendment No. 1 to a initial Registration Statement on Form S-1 for Golden American filed with the Securities and Exchange Commission on February 8, 2002 (File No. 333-67660)

     (f) Single Premium Deferred Modified Guaranteed Annuity Certificate incorporated herein by reference Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 for Golden American filed with the Securities and Exchange Commission on February 8, 2002 (File No. 333-67660)

10   (a)  MATERIAL CONTRACTS
          Administrative Services Agreement, dated as of January 1, 1997, between Golden American and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(a) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353)

     (b) Service Agreement, dated as of January 1, 1994, between Golden American and Directed Services, Inc. (incorporated by reference from
          Exhibit 10(b) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353)

     (c) Service Agreement, dated as of January 1, 1997, between Golden American and Equitable Investment Services, Inc. (incorporated by reference from Exhibit 10(c) to a Registration Statement for Golden American on Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353)

     (d) Asset management Agreement, dated January 20, 1998, between Golden American and ING Investment Management LLC (incorporated by reference from Exhibit 10(f) to Golden American's Form 10-Q filed with the SEC on August 14, 1998 (File No. 33-87272)

     (e) Reciprocal Loan Agreement, dated January 1, 1998, as amended March 20, 1998, between Golden American and ING America Insurance Holdings, Inc. (incorporated by reference from Exhibit 10(g) to Golden American's Form 10-Q filed with the SEC on August 14, 1998 (File No. 33-87272)

     (f) Underwriting Agreement between Golden American and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about February 17, 1998 (File No. 33-87272)

     (g) Surplus Note, dated December 17, 1996, between Golden American and Equitable of Iowa Companies (incorporated by reference from Exhibit 10(l) to Golden American's Form 10-K filed with the SEC on March 29, 2000 (File No. 33-87272)

     (h) Surplus Note, dated December 30, 1998, between Golden American and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(m) to Golden American's Form 10-K filed with the SEC on March 29, 2000 (File No. 33-87272)

     (i) Surplus Note, dated September 30, 1999, between Golden American and ING America Insurance Holdings, Inc. (incorporated by reference from
          Exhibit 10(n) to Golden American's Form 10-K filed with the SEC on March 29, 2000 (File No. 33-87272)

     (j) Surplus Note, dated December 8, 1999, between Golden American and First Columbine Life Insurance Company (incorporated by reference from
          Exhibit 10(g) to Amendment No. 7 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about January 27, 2000 (File No. 333-28765)

     (k) Surplus Note, dated December 30, 1999, between Golden American and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(h) to Amendment No. 7 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about January 27, 2000 (File No. 333-28765)

     (l) Reinsurance Agreement, effective January 1, 2000, between Golden American Life Insurance Company and Security Life of Denver International, Ltd. (incorporated by reference from Exhibit 10(q) to Golden American's Form 10-K filed with the SEC on March 29, 2001 (File No. 33-87272)

     (m)  Participation  Agreement  between  Golden  American  and ING  Variable
          Insurance Trust (incorporated by reference from Exhibit 10(m) to Registration Statement for Golden American on Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-35592)

     (n) Reinsurance Agreement, dated June 30, 2000, between Golden American Life Insurance Company and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(s) to Golden American's Form 10-Q filed with the SEC on August 11, 2000 (File No. 33-87272)

     (o) Letter of Credit between Security Life of Denver International, Ltd. and The Bank of New York for the benefit of Golden American (incorporated by reference to Exhibit 10(r) to Amendment No. 3 to a Registration Statement on Form S-1 filed with the SEC on April 23, 2001 (File No. 333-35592)

     (p) Form of Participation Agreement between Golden American and Pilgrim Variable Products Trust (incorporated by reference to Exhibit 10(s) to Amendment No. 3 to a Registration Statement on Form S-1 filed with the SEC on April 23, 2001 (File No. 333-35592)

     (q) Amendment to the Reinsurance Agreement between Golden American and Security Life of Denver International, Ltd., amended September 28,
          2001 (Incorporated by reference from Exhibit 10(n) Pre-Effective Amendment No. 1 to a Registration Statement for Golden American on Form S-1 filed with the SEC on October 26, 2001 (Filed No. 333-63694)

     (r) Participation Agreement between Golden American Life Insurance Company, Aetna Variable Fund, Aetna Variable Encore Fund, Aetna Income Shares, Aetna Balanced VP, Inc., Aetna GET Fund, Aetna Variable Portfolios, Inc. and Aeltus Investment Management, Inc. (incorporated by reference from Exhibit 10(p) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about October 26, 2001 (File No. 333-63694)

     (s) Participation Agreement between Golden American Life Insurance Company and ING Pilgrim Investors, LLC (incorporated by reference from Exhibit 10(w) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about October 26, 2001 (File No. 333-63694)

     (t) Participation Agreement between Golden American Life Insurance Company and ING Pilgrim Securities, Inc. (incorporated by reference from
          Exhibit 10(x) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about October 26, 2001 (File No. 333-63694)

     (u) Form of Participation Agreement between Golden American Life Insurance Company, Aetna Life Insurance and Annuity Company and Portfolio Partners, Inc. (incorporated by reference from Exhibit 10(z) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about October 26, 2001(File No. 333-63694)

     (v) Form of Services Agreement between Golden American Life Insurance Company and the affiliated companies listed on Exhibit B to that Agreement (incorporated by reference from Exhibit 10(p) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about December 11, 2001 (File No. 333-70602)

     (w) Form of Services Agreement between Golden American Life Insurance Company and ING North American Insurance Corporation, Inc. (incorporated by reference from Exhibit 10(q) to Pre-Effective
          Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about December 11, 2001 (File No. 333-70602)

     (x) Form of Shared Services Center Services Agreement by and among ING North America Insurance Corporation ("Service Provider") and Ameribest Life Insurance Company, a Georgia corporation; Equitable Life Insurance Company of Iowa, an Iowa corporation; USG Annuity & Life Company, an Oklahoma corporation; Golden American Life Insurance
          Company, a Delaware corporation; First Columbine Life Insurance Company, a Colorado corporation; Life Insurance Company of Georgia, a Georgia corporation; Southland Life Insurance Company, a Texas corporation; Security Life of Denver Insurance Company, a Colorado
          corporation;  Midwestern  United Life  Insurance  Company,  an Indiana
          corporation; and United Life & Annuity Insurance Company, a Texas corporation (incorporated by reference from Exhibit 10(r) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about December 11, 2001(File No. 333-70602)

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                        Page
                                                                    ------------

Report of Independent Auditors ..................................        50

I.  Summary of Investments - Other than Investments in
    Affiliates as of December 31, 2002...........................        51

IV. Reinsurance as of and for the years ended December 31, 2002,
    2001 and 2000................................................        52

Schedules other than those listed above are omitted because they are not required or not applicable.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Golden American Life Insurance Company

We have audited the consolidated financial statements of Golden American Life Insurance Company and Subsidiary as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 21, 2003. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                              /s/ Ernst & Young LLP

Atlanta, Georgia
March 21, 2003




                                                      SCHEDULE I
                             Summary of Investments - Other than Investments in Affiliates
                                                As of December 31, 2002
                                                      (Millions)

                                                                                                  Amount shown
                                                                                                   on Balance
     Type of Investment                                                Cost          Value*          Sheet
     -----------------------------------------------------------------------------------------------------------
     Fixed maturities:
     U.S. government and government agencies and authorities       $      207.3    $      209.5    $     209.5
     Public Utilities Securities                                          335.7           349.3          349.3
     U.S. corporate securities                                          3,012.0         3,182.9        3,182.9
     Foreign securities (1)                                               228.6           242.5          242.5
     Mortgage-backed securities                                           641.7           653.5          653.5
     Other asset-backed securities                                        294.8           298.7          298.7
     Less: Fixed maturities pledged to creditors                            -               -              -
                                                                  ----------------------------------------------
            Total fixed maturities                                  $   4,720.1    $    4,936.4  $     4,936.4
                                                                  ----------------------------------------------

     Equity securities:
                                                                  ----------------------------------------------
            Total equity securities                                        22.9            19.0           19.0
                                                                  ----------------------------------------------

     Short term investments                                                 2.2             2.2            2.2
     Mortgage loans                                                       482.4           482.4          482.4
     Policy loans                                                          16.0            16.0           16.0
                                                                  ----------------------------------------------
            Total other investments                                 $     500.6     $     500.6    $     500.6
     ===========================================================================================================

 * See Notes 2 and 3 of Notes to Consolidated Financial Statements.

(1)  The  term  "foreign"  includes  foreign   governments,   foreign  political
     subdivisions,  foreign  public  utilities  and all other  bonds of  foreign
     issuers.   Substantially  all  of  the  Company's  foreign  securities  are denominated in U.S. dollars.


                                                      52


                                                        SCHEDULE IV
                                                  Reinsurance Information
                              As of and for the years ended December 31, 2002, 2001 and 2000
                                                        (Millions)



(Millions)                                              Ceded to         Assumed                        Percentage of
                                       Gross             Other          from Other          Net        Amount assumed
                                       Amount          Companies        Companies         Amount           to net
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2002
Life insurance in Force              $   158.7      $       90.7      $       -        $      68.0         0.0%

AT DECEMBER 31, 2001
Life insurance in Force              $   169.3      $       94.8      $       -        $      74.5         0.0%

AT DECEMBER 31, 2000
Life insurance in Force              $   196.3      $      105.3      $       -        $      91.0         0.0%







                                                             53

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Golden American Life Insurance Company
                                        --------------------------------------
                                                     (Registrant)


March 24, 2003                     By      /s/ Cheryl L. Price
------------------                       ---------------------------
     (Date)                              Cheryl L. Price
                                         Vice President, Chief Financial Officer
                                         and Chief Accounting Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 27, 2003.

         SIGNATURES                                    TITLE

/s/      Cheryl L. Price                      Vice President,
----------------------------------            Chief Financial Officer
         Cheryl L. Price                      and Chief Accounting Officer


/s/      Keith Gubbay                         Director and President
----------------------------------
         Keith Gubbay


/s/      Thomas J. McInerney                  Director
---------------------------------
         Thomas J. McInerney


/s/      P. Randall Lowery                    Director
---------------------------------
         P. Randall Lowery


/s/      Mark A. Tullis                       Director
---------------------------------
         Mark A. Tullis

                                  CERTIFICATION

I, Cheryl L. Price, certify that:

1. I have reviewed this annual report on Form 10-K of Golden American Life Insurance Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies, defenses and material weaknesses.

Date: March 24, 2003
      --------------

By         /s/ Cheryl L. Price
           ---------------------------------
           Cheryl L. Price
           Vice President, Chief Financial Officer and Chief Accounting Officer Duly Authorized Officer and Principal Financial Officer)

                                  CERTIFICATION

I, Keith Gubbay, certify that:

1. I have reviewed this annual report on Form 10-K of Golden American Life Insurance Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies, defenses and material weaknesses.

Date: March 24, 2003
      --------------

By         /s/ Keith Gubbay
           ----------------------------
           Keith Gubbay
           President
           (Duly Authorized Officer and Principal Officer)