Form 10-Q
period 2003-03-31
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2003-05-13
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             March 31, 2003
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       ----------------------------------------

Commission file number    333-104539, 333-104546, 333-104547, 333-104548,
                          333-57212



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2003, 250,000 shares of Common Stock, $10 Par Value, are authorized, issued, and outstanding, all of which were directly owned by Equitable Life Insurance Company of Iowa. As of May 12, 2003, 50,000 shares of Preferred Stock, $5,000 Par Value, are authorized. None Outstanding.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).



                                       GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                              (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)
                                              Form 10Q for period ended March 31, 2003


                                                              INDEX
                                                                                                                PAGE
                                                                                                             ----------
PART I.              FINANCIAL INFORMATION  (UNAUDITED)

   Item 1.           Financial Statements:
                     Condensed Consolidated Statements of Income.....................................              3
                     Condensed Consolidated Balance Sheets...........................................              4
                     Condensed Consolidated Statements of Changes in Shareholder's Equity............              5
                     Condensed Consolidated Statements of Cash Flows.................................              6
                     Notes to Condensed Consolidated Financial Statements............................              7

   Item 2.           Management's Narrative Analysis of the Results of Operations and
                           Financial Condition.......................................................              11

   Item 4.           Controls and Procedures.........................................................              17


PART II.             OTHER INFORMATION

   Item 1.           Legal Proceedings...............................................................             18

   Item 6.           Exhibits and Reports on Form 8-K................................................             18

Signatures           ................................................................................             19

Certifications       ................................................................................             20





                                                                   2


                                       GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                              (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)
                                                             (Millions)
                                                                                  Three months ended March 31,
                                                                                    2003                2002
                                                                               ---------------     ----------------
Revenues:
     Fee income                                                                $     58.6          $     51.7
     Net investment income                                                           88.1                33.4
     Net realized capital gains (losses)                                             23.2               (15.7)
     Other income                                                                     1.4                 -
                                                                               ---------------     ----------------
Total revenue                                                                       171.3                69.4
                                                                               ---------------     ----------------

Benefits, losses and expenses Benefits:
         Interest credited and other benefits to policyholders                      125.8                55.3
     Underwriting, acquisition, and insurance expenses:
         General expenses                                                            27.4                38.8
         Commissions                                                                 35.1                64.2
         Policy acquisition costs deferred                                          (34.5)              (61.8)
     Amortization of deferred policy acquisition costs and value of business         44.7                (0.1)
       acquired
     Other:
         Expense and charges reimbursed under modified coinsurance agreements       (18.1)              (28.5)
         Interest expense                                                             3.3                 4.7
                                                                               ---------------     ----------------
Total benefits, losses and expenses                                                 183.7                72.6
                                                                               ---------------     ----------------
Loss before income taxes                                                            (12.4)               (3.2)
Income tax benefit                                                                   (4.3)               (1.0)
                                                                               ---------------     ----------------
Net loss                                                                       $     (8.1)         $     (2.2)
                                                                               ===============     ================




                                      See Notes to Condensed Consolidated Financial Statements.






                               GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)

                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Millions, except share data)
                                                                        March 31, 2003       December 31,
                                                                         (Unaudited)              2002
                                                                       -----------------    ----------------
      Assets
      ------
      Investments:
           Fixed maturities, available for sale, at fair value
             (amortized cost of $5,281.3 at 2003 and $4,720.1 at
             2002)                                                     $     5,530.8        $     4,936.4
           Equity securities, at fair value:
               Investment in mutual funds (cost of $22.9 at 2003 and
               2002)                                                            17.9                 19.0
            Mortgage loans on real estate                                      507.3                482.4
            Policy loans                                                        16.4                 16.0
           Short-term investments                                               24.7                  2.2
           Other investments                                                    30.6                  -
                                                                       -----------------    ----------------
      Total investments                                                      6,127.7              5,456.0

      Cash and cash equivalents                                                 39.0                148.5
      Accrued investment income                                                 63.5                 61.9
      Reinsurance recoverable                                                   26.8                196.9
      Due from affiliates                                                       46.7                  -
      Receivable for securities sold                                            56.0                  -
      Deferred policy acquisition costs                                        633.3                678.0
      Value of business acquired                                                 2.5                  8.5
      Current income tax asset                                                  19.5                  -
      Other assets                                                              13.9                  5.3
      Assets held in separate accounts                                      11,288.5             11,029.3
                                                                       -----------------    ----------------
      Total assets                                                     $    18,317.4        $    17,584.4
                                                                       =================    ================

      Liabilities and Shareholder's Equity
      -------------------------------------
      Policy liabilities and accruals:
           Future policy benefits and claims reserves                  $     5,381.1        $     5,159.1
      Notes to affiliates
                                                                               170.0                170.0
      Payables for securities purchased                                         55.3                  -
      Dollar roll obligations                                                   42.4                 40.0
      Current income taxes                                                       -                   42.4
      Deferred income taxes                                                     98.4                 79.8
      Other liabilities                                                         65.0                 64.7
      Liabilities related to separate accounts                              11,288.5             11,029.3
                                                                       -----------------    ----------------
      Total liabilities                                                     17,100.7             16,585.3
                                                                       -----------------    ----------------

      Shareholder's equity:
            Common  stock  (250,000 shares authorized, issued and
             outstanding; $10.00 per share par value)                            2.5                  2.5
            Additional paid-in capital                                       1,358.5              1,128.4
            Accumulated other comprehensive (loss) income                       (2.3)                 2.1
            Retained deficit                                                  (142.0)              (133.9)
                                                                       -----------------    ----------------
      Total shareholder's equity                                             1,216.7              999.1
                                                                       -----------------    ----------------
      Total liabilities and shareholder's equity                       $    18,317.4        $    17,584.4
                                                                       =================    ================


                                      See Notes to Condensed Consolidated Financial Statements.


                                                                 4



                                       GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                              (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)

                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                                             (Unaudited)
                                                             (Millions)
                                                                                   Three Months Ended March 31,
                                                                                    2003                 2002
                                                                              ----------------     ----------------
Shareholder's equity, beginning of period                                     $     999.1          $     817.8
Comprehensive loss:
     Net loss                                                                       (8.1)                (2.2)
     Other comprehensive loss net of tax: Unrealized loss on securities
       ($(6.8) and $(11.2), pretax year to date)                                    (4.4)                (7.3)
                                                                              ----------------     ----------------
Total comprehensive loss                                                           (12.5)                (9.5)

Contribution of capital                                                             230.1                  -
                                                                              ----------------     ----------------
Shareholder's equity, end of period                                           $   1,216.7          $     808.3
                                                                              ================     ================






                                      See Notes to Condensed Consolidated Financial Statements.

                                                                 5

                                       GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
                              (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                             (Millions)
                                                                                  Three months ended March 31,
                                                                                    2003                 2002
                                                                              ----------------     ----------------
Net cash provided by operating activities                                     $     22.4           $    127.4


Cash Flows from Investing Activities:
     Proceeds from the sale of:
         Fixed maturities available for sale                                     1,437.2              1,275.7
     Investment maturities and collections of:
         Short-term investments                                                      -                   49.3
         Mortgage loans on real estate                                              22.0                  3.6
     Acquisition of investments:
         Fixed maturities available for sale                                    (1,978.7)            (1,700.8)
         Short-term investments                                                    (22.5)               (62.9)
         Mortgages                                                                 (47.0)               (12.3)
     Increase in policy loans                                                       (0.4)                (0.7)
     Decrease in property and equipment                                              0.5                  -
                                                                              ----------------     ----------------
Net cash used in investing activities                                             (588.9)              (448.1)

Cash Flows from Financing Activities:
     Deposits and interest credited for investment contracts                       407.0                671.4
     Maturities and withdrawals from insurance and investment contracts            (60.3)               (36.3)
     Transfers to separate accounts                                               (254.2)              (325.7)
     Repayment of notes payable                                                      -                   (1.4)
     Cash received on reinsurance recapture                                        134.4                  -
     Contribution of capital from parent                                           230.1                  -
     Proceeds from reciprocal loan agreement borrowings                              -                    8.5
     Repayment of reciprocal loan agreement borrowings                               -                   (8.5)
                                                                              ----------------     ----------------
Net cash provided by financing activities                                          457.0                308.0
                                                                              ----------------     ----------------

Net decrease in cash and cash equivalents                                         (109.5)               (12.7)
Cash and cash equivalents, beginning of period                                     148.5                195.7
                                                                              ----------------     ----------------
Cash and cash equivalents, end of period                                      $     39.0           $    183.0
                                                                              ================     ================





                                      See Notes to Condensed Consolidated Financial Statements.


                                                                 6

GOLDEN AMERICAN LIFE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF EQUITABLE LIFE INSURANCE COMPANY OF IOWA) NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

Golden American Life Insurance Company ("Golden American") and through April 1, 2002, its wholly-owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden") (collectively the "Company") are providers of financial products and services in the United States. Golden American, a wholly-owned subsidiary of Equitable Life Insurance Company of Iowa ("Equitable Life" or the "Parent"), is a stock life insurance company organized under the laws of the State of Delaware. Golden American was originally incorporated under the laws of the State of Minnesota on January 2, 1973, in the name of St. Paul Life Insurance Company. Equitable Life is a wholly-owned subsidiary of Lion Connecticut Holding, Inc. ("Lion Connecticut") which is an indirect wholly-owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands.

The condensed consolidated financial statements and notes as of March 31, 2003 and December 31, 2002 and for the three-month periods ended March 31, 2003 and 2002 ("interim periods") have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2002 financial information to conform to the 2003 presentation.

The Company conducts its business through one operating segment, U.S. Financial Services ("USFS"), and all revenue reported by the Company is derived from external customers.

2.   RECENTLY ADOPTED ACCOUNTING STANDARDS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No.142"). The adoption of this standard resulted in an impairment loss of $135.3 million, which was recorded by the Company in the fourth quarter of 2002. This impairment loss represents the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement. Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

GOLDEN AMERICAN LIFE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF EQUITABLE LIFE INSURANCE COMPANY OF IOWA) NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

3. DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs ("DAC") is an asset, which represents certain costs of acquiring certain insurance business, which are deferred and amortized. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain underwriting and contract issuance expenses, and certain agency expenses. Value of business acquired ("VOBA") is an asset, which represents the present value of estimated net cash flows embedded in the Company's contracts, which existed at the time the Company was acquired by ING. DAC and VOBA are evaluated for recoverability at each balance sheet date and these assets are reduced to the extent that gross profits are inadequate to recover the asset.

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

VOBA activity for the three months ended March 31, 2003 was as follows:

(Millions)

--------------------------------------------------------------------------
Balance at December 31, 2002                        $       8.5
Adjustment for FAS No. 115                                 (0.9)
Subtractions                                               (3.5)
Interest accrued at 7%                                      0.2
Amortization                                               (1.8)
--------------------------------------------------------------------------
Balance at March 31, 2003                           $       2.5
==========================================================================

GOLDEN AMERICAN LIFE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF EQUITABLE LIFE INSURANCE COMPANY OF IOWA) NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4.   INVESTMENTS

IMPAIRMENTS

During the first three months of 2003, the Company determined that four fixed maturities had other than temporary impairments. As a result, for the three months ended March 31, 2003, the Company recognized a pre-tax loss of $4.8 million to reduce the carrying value of the fixed maturities to their fair value of $10.7 million at the time of impairment. During the first three months of 2002, the Company determined that seven fixed maturities had other than temporary impairments. As a result, for the three months ended March 31, 2002, the Company recognized a pre-tax loss of $0.4 million to reduce the carrying value of the fixed maturities to their fair value of $0.6 million.

5.   SEVERANCE

In December 2001, ING announced its intentions to further integrate and streamline the U.S.-based operations of ING Americas (which includes the Company) in order to build a more customer-focused organization. During the first quarter 2003, the Company performed a detail analysis of its severance accrual. As part of this analysis, the Company revised the initial estimate of positions to eliminate from 252 to 228 (corrected from the Annual Report on Form
10K) and extended the date of expected completion for severance actions to June 30, 2003. Activity for the three months ended March 31, 2003 within the severance liability and positions eliminated related to such actions were as follows:

  (Millions)
  -----------------------------------------------------------------------------
  Balance at December 31, 2002            $         0.8              34
  Payments                                         (0.4)              -
  -----------------------------------------------------------------------------
  Balance at March 31, 2003               $         0.4              34
  =============================================================================

6.   INCOME TAXES

The Company's effective tax rates for the three months ended March 31, 2003 and 2002 were 34.7% and 31.3%, respectively, which approximates the federal income tax rate of 35%.

GOLDEN AMERICAN LIFE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF EQUITABLE LIFE INSURANCE COMPANY OF IOWA) NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

7. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At March 31, 2003 and December 31, 2002, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $79.6 million and $77.0 million, respectively.

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

8. REINSURANCE

In March 2003, the Company amended its reinsurance agreement with Security Life of Denver International ("SLDI"), an affiliate. Under this amendment, the Company terminated the reinsurance agreement for all inforce and new business and recaptured all in force business reinsured under the reinsurance agreement between the Company and SLDI retroactive to January 1, 2003. SLDI was released from all of its liabilities under the reinsurance agreement retroactive to January 1, 2003 and the Company reduced its reinsurance recoverable related to these liabilities by $150.1 million. On March 28, 2003, SLDI transferred assets to the Company in the amount of $185.6 million. The difference in amounts transferred on March 28, 2003 and the reduction of the reinsurance recoverable as of January 1, 2003 reflects adjustments on the investment income on the assets and letter of credit costs between January 1, 2003 and the date of the asset transfer. It also encompasses the net effect of a recapture fee paid in the amount of $5.0 million offset by the receipt of a $24.1 million negative ceding commission. The net impact of which was deferred in policy acquistion costs and is being amortized over the period of DAC.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following narrative analysis of the results of operations and financial condition presents a review of Golden American Life Insurance Company ("Golden American") and through April 1, 2002, its wholly-owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden") (collectively the "Company") as of March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002. This review should be read in conjunction with the condensed consolidated financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2002 Annual Report on Form 10-K.

NATURE OF BUSINESS

The Company offers a portfolio of variable and fixed insurance products designed to meet customer needs for a tax-advantaged saving for retirement and protection from death. The Company's variable and fixed insurance products are marketed by broker/dealers, financial institutions, and insurance agents. The Company's primary customers are consumers and corporations.

RECENTLY ADOPTED ACCOUNTING STANDARDS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No.142"). The adoption of this standard resulted in an impairment loss of $135.3 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represents the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement. Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the condensed consolidated financial statements.

INVESTMENT IMPAIRMENT TESTING

The Company reviews the general account investments for impairments by analyzing the amount and length of time amortized cost has exceeded fair value, and by making certain estimates and assumptions regarding the issuing companies' business prospects, future economic conditions and market forecasts. Based on the facts and circumstances of each case, management uses judgment in deciding whether any calculated impairments are temporary or other than temporary. For those impairments judged to be other than temporary, the Company reduces the carrying value of those investments to the current fair value and records impairment losses for the difference.

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

Changes in assumptions can have a significant impact on the calculation of DAC/VOBA and its related amortization patterns. Due to the relative size of the DAC/VOBA balance and the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC/VOBA balance, the Company performs a quarterly analysis of DAC/VOBA. At each balance sheet date, actual historical gross profits are reflected and expected future gross profits and related assumptions are evaluated for continued reasonableness.

Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy or contract issuance ("unlocking"), which could be significant. The cumulative difference related to prior periods is recognized as a component of the current period's amortization, along with amortization associated with the actual gross profits of the period. In general, increases in estimated returns result in increased expected future profitability and may lower the rate of amortization, while increases in lapse/surrender and mortality assumptions or decreases in returns reduce the expected future profitability of the underlying business and may increase the rate of amortization.

One of the most significant assumptions involved in the estimation of future gross profits for variable universal life and deferred annuity products is the assumed return associated with future separate account performance. To reflect the near-term and long-term volatility in the equity markets this assumption involves a combination of near-term expectations and a long-term assumption about market performance. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings.

FORWARD-LOOKING INFORMATION/RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission ("SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates (for additional information, see the Legal Initiatives section below). Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

Fee income for the three months ended March 31, 2003 increased by $6.9 million compared to the same period in 2002, primarily due to the recapture of a reinsurance agreement causing a significant reduction in ceded premiums. Also contributing to increased fee income was the increase in average assets under management.

Net investment income for the three months ended March 31, 2003 increased by $54.7 million compared to the same period in 2002. This increase in net investment income is primarily due to increase in interest income from bonds due to higher fixed annuity policyholder funds and income earned from assets held under the terminated reinsurance agreement.

Net realized capital gains for the three months ended March 31, 2003 increased by $38.9 million compared to the same period in 2002, primarily due to a decrease in the treasury rate. The 10 year treasury yield (constant maturities) was 4.03% at December 31, 2002 and 3.81% at March 31, 2003. In a declining rate environment, the market value of fixed maturities held in the Company's portfolio increases assuming no credit deterioration. The increase in net realized gains reflects the impact of this variable on the overall sale of fixed maturities and the trend in realized gain is consistent with the interest rate environment.

Interest credited and other benefits to the policyholders for the three months ended March 31, 2003 increased by $70.5 million compared to the same period in 2002, primarily due to the Company terminating a reinsurance agreement causing a significant reduction in ceded benefits.

General expenses for the three months ended March 31, 2003 decreased by $11.4 million compared to the same period in 2002, primarily due to a reduction in overall company overhead and consulting fees.

Commissions for the three months ended March 31, 2003 decreased by $29.1 million compared to the same period in 2002, primarily due to a $24.1 million negative ceding commission as a part of the recapture of a reinsurance agreement which was deferred in the policy acquisition costs deferred line.

Policy acquisition costs deferred for the three months ended March 31, 2003 decreased by $27.3 million compared to the same period in 2002, primarily due the deferral of the $19.1 million net gain attributed to the recapture of a reinsurance agreement.

Amortization of deferred policy acquisition costs and value of business acquired for the three months ended March 31, 2003, increased by $44.8 million compared to the same period in 2002. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

Expense and charges reimbursed under modified coinsurance ("MODCO") agreements for the three months ended March 31, 2003, decreased by $10.4 million compared to the same period in 2002. This balance represents the net cashflows from the

MODCO agreements. Since the Company is selling less premium in products which are covered by the MODCO agreements, as well as transferring fees and charges back to ELIC, the fees have declined.

Interest expense for the three months ended March 31, 2003, decreased by $1.4 million compared to the same period in 2002. Interest expense reduced for the three months of 2003, due to the redemption of two notes on June 28, 2002.

Net loss, increased by $5.9 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The decrease in net earnings is the result of increased amortization of deferred policy acquisition costs and value of business acquired due to declining equity markets and a change in management's ultimate expected gross return partially offset by realized capital gains on investments.

FINANCIAL CONDITION
INVESTMENTS

FIXED MATURITIES

At March 31, 2003 and December 31, 2002, the Company's carrying value of available for sale fixed maturities represented 90.3% and 90.5%, respectively, of the total general account invested assets. Total fixed maturities reflected net unrealized capital gains of $249.5 million and $216.3 million at March 31, 2003 and December 31, 2002, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA+ at March 31, 2003 and December 31, 2002.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The percentage of total fixed maturities by quality rating category is as follows:

                                        March 31, 2003      December 31, 2002
--------------------------------------------------------------------------------
AAA                                         36.7%                  34.1%
AA                                           8.9                    9.2
A                                           21.5                   23.4
BBB                                         29.9                   30.2
BB                                           2.0                    2.3
B and Below                                  1.0                    0.8
--------------------------------------------------------------------------------
Total                                      100.0%                 100.0%
================================================================================

The percentage of total fixed maturities by market sector is as follows:

                                           March 31, 2003  December 31, 2002
-------------------------------------------------------------------------------
U.S. Corporate                                 56.8%            59.8%
Residential Mortgage-backed                    11.3             13.2
Commercial/Multifamily Mortgage-backed          6.0              6.0
Foreign (1)                                    10.6             10.7
U.S. Treasuries/Agencies                        9.2              4.2
Asset-backed                                    6.1              6.1
-------------------------------------------------------------------------------
  Total                                       100.0%           100.0%
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

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a $40.0 million revolving loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), an affiliate of the Company, and the Company has established a $75.0 million revolving note facility with a National Bank which expires on July 30, 2003. Management believes that its sources of liquidity are adequate to meet the Company's short-term cash obligations.

The National Association of Insurance Commissioners' ("NAIC") risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the Company has total adjusted capital above all required capital levels.

LEGISLATIVE INITATIVES

During 2003, the Bush Administration introduced a budget proposing changes to federal income taxes which Congress is now considering. The main item is the elimination of the double taxation of corporate dividends. Other legislative proposals under consideration would repeal the estate tax permanently and make changes to nonqualified deferred compensation arrangements.

Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales. The impact on the Company's tax position and products is uncertain at this time.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GOLDEN AMERICAN LIFE INSURANCE COMPANY
                                     ---------------------------------------
                                                 (Registrant)


May 12, 2003               By    /s/ Cheryl L. Price
-------------                  -----------------------------------------------
(Date)                           Cheryl L. Price
                                 Vice President, Chief Financial Officer and
                                 Chief Accounting Officer
                                 (Duly Authorized Officer and
                                 Principal Financial Officer)

                                  CERTIFICATION

I, Cheryl L. Price, certify that:

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

Date:    May 12, 2003
         ------------

By         /s/ Cheryl L. Price
           ----------------------------------------------------
            Cheryl L. Price
            Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

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

Date     May 12, 2003
         ------------

By         /s/ Keith Gubbay
           -----------------
             Keith Gubbay
             President
            (Duly Authorized Officer and Principal Officer)