Form 10-Q
period 2003-06-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2003-08-14
CIK 836658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________  to


     Commission file number: 333-104539, 333-104546, 333-104547, 333-104548,
                             333-57212
                             -----------------------------------------------


                     Golden American Life Insurance Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              41-0991508
--------------------------------------------------------------------------------
State or other jurisdiction of incorporation or organization) (IRS employer identification no.)

1475 Dunwoody Drive, West Chester, Pennsylvania                       19380-1478
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code (610) 425-3400
                                                   ---------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 2003, 250,000 shares of Common Stock, $10 Par Value, are authorized, issued, and outstanding, all of which were directly owned by Equitable Life Insurance Company of Iowa. As of August 12, 2003, 50,000 shares of Preferred Stock, $5,000 Par Value, are authorized. None Outstanding.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

             GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
     (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)
                   Form 10Q for the period ended June 30, 2003



                                      INDEX


PART I.           FINANCIAL INFORMATION (Unaudited)                                                   PAGE
                                                                                                     -----

   Item 1.        Financial Statements:
                  Condensed Consolidated Statements of Income                                           3
                  Condensed Consolidated Balance Sheets                                                 4
                  Condensed Consolidated Statements of Changes in
                    Shareholder's Equity                                                                5
                  Condensed Consolidated Statements of Cash Flows                                       6
                  Notes to Condensed Consolidated Financial Statements                                  7

   Item 2.        Management's Narrative Analysis of the Results of
                    Operations and Financial Condition                                                 12

   Item 4.        Controls and Procedures                                                              20

PART II.          OTHER INFORMATION

   Item 1.        Legal Proceedings                                                                    21

   Item 6.        Exhibits and Reports on Form 8-K                                                     21

   Signatures                                                                                          22

   Certifications                                                                                      23


PART I.       FINANCIAL INFORMATION (UNAUDITED)

Item 1.       Financial Statements



             GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
     (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)



                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                   (Millions)


                                                      Three months ended June 30,         Six months ended June 30,
                                                        2003              2002              2003             2002
                                                   ---------------- -----------------  ---------------- ----------------

Revenue:
    Fee income                                     $          73.2  $           57.4   $         131.8  $         109.1
    Net investment income                                     27.0              40.9             115.1             74.3
    Net realized capital gains (losses)                       49.0              (9.1)             72.2            (24.8)
    Other income (loss)                                       (1.6)                -              (0.1)               -
                                                   ---------------- -----------------  ---------------- ----------------
Total revenue                                                147.6              89.2             319.0            158.6
                                                   ---------------- -----------------  ---------------- ----------------

Benefits, losses and expenses:
    Benefits:
      Interest credited and other
        benefits to policyholders                             37.4              55.9             163.2            111.2
    Underwriting, acquisition, and insurance expenses:
        General expenses                                      25.6              35.5              53.0             74.3
        Commissions                                           67.8              99.7             102.8            163.9
        Policy acquisition costs deferred                    (57.4)            (94.7)            (81.9)          (156.5)
    Amortization of deferred policy
      acquisition costs and value of
      business acquired                                       43.5              32.7              88.2             32.6
    Other:
      Expense and charges reimbursed
        under modified coinsurance
        agreements                                           (33.0)            (28.8)            (51.1)           (57.3)
      Interest expense                                         3.4               4.8               6.8              9.5
                                                   ---------------- -----------------  ---------------- ----------------
Total benefits, losses and expenses                           87.3             105.1             281.0            177.7
                                                   ---------------- -----------------  ---------------- ----------------
Income (loss) before income taxes                             60.3             (15.9)             38.0            (19.1)
Income tax expense (benefit)                                  19.4              (5.5)             11.6             (6.5)
                                                   ---------------- -----------------  ---------------- ----------------
Net income (loss)                                  $          40.9  $          (10.4)   $         26.4  $         (12.6)
                                                   ================ =================  ================ ================



   The accompanying notes are an integral part of these financial statements.

             GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
     (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)



                      Condensed Consolidated Balance Sheets
                          (Millions, except share data)

                                                                                      June 30, 2003     December 31,
                                                                                       (Unaudited)          2002
                                                                                     ----------------  ----------------
Assets
Investments:
    Fixed maturities, available for sale, at fair value (amortized cost of
      $5,443.0 at 2003 and $4,720.1 at 2002)                                             $   5,795.8       $   4,936.4
    Equity securities, at fair value:
      Investment in mutual funds (cost of $19.0 at 2003 and $22.9 at 2002)                      17.1              19.0
    Mortgage loans on real estate                                                              558.4             482.4
    Policy loans                                                                                16.9              16.0
    Other investments                                                                           32.8               2.2
                                                                                     ----------------  ----------------
Total investments                                                                            6,421.0           5,456.0

Cash and cash equivalents                                                                      210.8             148.5
Accrued investment income                                                                       72.6              61.9
Reinsurance recoverable                                                                         19.6             196.9
Receivable for securities sold                                                                  36.5                 -
Deferred policy acquisition costs                                                              685.7             678.0
Value of business acquired                                                                       0.1               8.5
Other assets                                                                                    14.8               5.3
Assets held in separate accounts                                                            13,345.6          11,029.3
                                                                                     ----------------  ----------------
Total assets                                                                             $  20,806.7       $  17,584.4
                                                                                     ================  ================

Liabilities and Shareholder's Equity
Policy liabilities and accruals:
    Future policy benefits and claims reserves                                           $   5,414.6       $   5,159.1
Notes to affiliates                                                                            170.0             170.0
Due to affiliates                                                                               76.0                 -
Payables for securities purchased                                                               97.7                 -
Dollar roll obligations                                                                         92.1              40.0
Current income taxes                                                                             7.4              42.4
Deferred income taxes                                                                          193.1              79.8
Other liabilities                                                                               62.0              64.7
Liabilities related to separate accounts                                                    13,345.6          11,029.3
                                                                                     ----------------  ----------------
Total liabilities                                                                           19,458.5          16,585.3
                                                                                     ----------------  ----------------

Shareholder's equity
    Common stock (250,000 shares authorized, issued and
      outstanding; $10.00 per share par value)                                                   2.5               2.5
    Additional paid-in capital                                                               1,358.4           1,128.4
    Accumulated other comprehensive income                                                      94.8               2.1
    Retained deficit                                                                          (107.5)           (133.9)
                                                                                     ----------------  ----------------
Total shareholder's equity                                                                   1,348.2             999.1
                                                                                     ----------------  ----------------
Total liabilities and shareholder's equity                                               $  20,806.7       $  17,584.4
                                                                                     ================  ================

   The accompanying notes are an integral part of these financial statements.

             GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
     (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)



                      Condensed Consolidated Statements of
                        Changes in Shareholder's Equity
                                   (Unaudited)
                                   (Millions)



                                                                                         Six Months Ended June 30,
                                                                                          2003              2002
                                                                                     ----------------  ----------------

Shareholder's equity, beginning of period                                            $         999.1   $        817.8
Comprehensive income (loss):
    Net income (loss)                                                                           26.4            (12.6)
    Other comprehensive income (loss) net of tax: unrealized gain (loss)
      on securities ($142.6 and $(1.9), pretax year to date)                                    92.7             (1.2)
                                                                                     ----------------  ----------------
Total comprehensive income (loss)                                                              119.1            (13.8)
Loss on sale to affiliate                                                                          -             (3.0)
Contribution of capital                                                                        230.0            125.0
                                                                                     ----------------  ----------------
Shareholder's equity, end of period                                                  $       1,348.2   $        926.0
                                                                                     ================  ================

   The accompanying notes are an integral part of these financial statements.



             GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
     (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)



                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (Millions)


                                                                                      Six months ended June 30,
                                                                                        2003             2002
                                                                                    --------------   --------------

Net cash provided by operating activities                                           $        344.4   $        120.7

Cash Flows from Investing Activities
    Proceeds from the sale, maturity, or repayment of:
      Fixed maturities available for sale                                                  4,058.1          3,052.1
      Equity securities                                                                        2.9                -
      Mortgage loans on real estate                                                           26.1             10.6
    Acquisition of investments:
      Fixed maturities available for sale                                                 (4,715.8)        (4,746.3)
      Equity securities                                                                          -            (22.5)
      Mortgage loans on real estate                                                         (102.2)           (43.1)
      Other investments                                                                      (30.6)               -
    Disposal of subsidiary at book value                                                         -            (31.6)
    Proceeds from sale of interest in subsidiary                                                 -             27.9
    (Increase) decrease in policy loans                                                       (0.9)            (1.2)
    Purchase of property and equipment                                                        (0.7)            (0.5)
                                                                                     --------------   --------------
Net cash used in investing activities                                                       (763.1)        (1,754.6)
                                                                                     --------------   --------------
Cash Flows from Financing Activities
    Deposits and interest credited for investment contracts                                  791.9          2,334.2
    Maturities and withdrawals from insurance and investment contracts                      (157.1)           (80.6)
    Transfers to separate accounts                                                          (518.3)          (584.2)
    Repayment of notes payable                                                                   -            (76.4)
    Cash received on reinsurance recapture                                                   134.5                -
    Contribution of capital from parent                                                      230.0            125.0
                                                                                     --------------   --------------
Net cash provided by financing activities                                                    481.0          1,718.0
                                                                                     --------------   --------------
Net increase in cash and cash equivalents                                                     62.3             84.1
Cash and cash equivalents, beginning of period                                               148.5            195.7
                                                                                     --------------   --------------
Cash and cash equivalents, end of period                                             $       210.8    $       279.8
                                                                                     ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                                        6

GOLDEN AMERICAN LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1.   Basis of Presentation

Golden American Life Insurance Company ("Golden American") and through April1, 2002, its wholly-owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden") (collectively the "Company") are providers of financial products and services in the United States. Golden American, a wholly-owned subsidiary of Equitable Life Insurance Company of Iowa ("Equitable Life" or the "Parent"), is a stock life insurance company organized under the laws of the State of Delaware. Golden American was originally incorporated under the laws of the State of Minnesota on January 2, 1973, in the name of St. Paul Life Insurance Company. Equitable Life is a wholly-owned subsidiary of Lion Connecticut Holding, Inc. ("Lion Connecticut") which is an indirect wholly-owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands.

On June 25, 2003, each Board of Directors and each sole shareholder of Equitable Life Insurance Company of Iowa, United Life & Annuity Insurance Company and USG Annuity & Life Company (the "Merger Companies") and the Board of Directors and sole shareholder of the Company approved a plan to merge the Merger Companies with and into the Company. It is anticipated that the merger will be effective on January 1, 2004 (the "merger date"), subject to certain regulatory approvals. As of the merger date, the Merger Companies will cease to exist and will be succeeded by the Company. The Merger Companies, as well as the Company, are indirect, wholly-owned subsidiaries of ING. The Company is currently a Delaware stock life insurance company. Immediately prior to the merger, it is anticipated that the Company will become an Iowa insurance company. It is also anticipated that upon the merger the Company will be renamed ING USA Annuity and Life Insurance Company.

The condensed consolidated financial statements and notes as of June 30, 2003 and December 31, 2002 and for the three and six-month periods ended June 30, 2003 and 2002 ("interim periods") have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2002 financial information to conform to the 2003 presentation.

The Company conducts its business through one operating segment, U.S. Financial Services ("USFS"), and revenue reported by the Company is predominantly derived from external customers.

2.  Recently Adopted Accounting Standards

Accounting for Goodwill and Other Intangible Assets

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No.142"). The adoption of this standard resulted in an impairment loss of $135.3 million, which was recorded by the Company in the fourth quarter of 2002. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement. Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

3.  New Accounting Pronouncements

In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which the Company intends to adopt on January 1, 2004. The impact on the financial statements is not known at this time.

4.  Deferred Policy Acquisition Costs and Value of Business Acquired

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

VOBA activity for the six months ended June 30, 2003 was as follows:


         (Millions)
         ------------
         Balance at December 31, 2002                                                      $      8.5
             Adjustment for FAS No. 115                                                          (5.1)
             Interest accrued at 7%                                                               0.4
             Amortization                                                                        (3.7)
                                                                                           -----------
         Balance at June 30, 2003                                                          $      0.1
                                                                                           ===========

5.  Investments

Impairments

During the three months ended June 30, 2003, the Company determined that two fixed maturities had other than temporary impairments. As a result, for the three months ended June 30, 2003, the Company recognized a pre-tax loss of $0.9 million to reduce the carrying value of the fixed maturities to their fair value of $1.8 million at the time of impairment. During the three months ended June 30, 2002, the Company determined that seven fixed maturities had other than temporary impairments. As a result, for the three months ended June 30, 2002, the Company recognized a pre-tax loss of $6.5 million to reduce the carrying value of the fixed maturities to their fair value of $6.6 million at the time of impairment.

During the first six months of 2003, the Company determined that five fixed maturities had other than temporary impairments. As a result, for the six months ended June 30, 2003, the Company recognized a pre-tax loss of $5.7 million to reduce the carrying value of the fixed maturities to their fair value of $12.5 million at the time of impairment. During the first six months of 2002, the Company determined that ten fixed maturities had other than temporary impairments. As a result, for the six months ended June 30, 2002, the Company recognized a pre-tax loss of $6.9 million to reduce the carrying value of the fixed maturities to their fair value of $7.2 million at the time of impairment.

6. Severance

In December 2001, ING announced its intentions to further integrate and streamline the U.S.-based operations of ING Americas (which includes the Company) in order to build a more customer-focused organization. During the first quarter 2003, the Company performed a detail analysis of its severance accrual. As part of this analysis, the Company corrected the initial planned number of people to eliminate from 252 to 228 (corrected from the 2002 Annual Report on Form 10K) and extended the date of expected completion for severance actions to June 30, 2003. Activity for the six months ended June 30, 2003 within the severance liability and positions eliminated related to such actions were as follows:

         (Millions, except positions data)                                            Liability           Positions
         -------------------------------------                                      -------------       ------------
         Balance at December 31, 2002                                               $      0.8                34.0
             Payments                                                                     (0.8)                  -
             Positions eliminated due to internal replacement jobs                           -               (34.0)
                                                                                    -------------       ------------
         Balance at June 30, 2003                                                   $        -                   -
                                                                                    =============       ============



7.   Income Taxes

The Company's effective tax rates for the three months ended June 30, 2003 and June 30, 2002 were 32.2% and 34.6%, respectively. The Company's effective tax rates for the six months ended June 30, 2003 and 2002 were 30.5% and 34.0%, respectively. The rates are lower in 2003 due to a significant increase in the dividends received deductions.

8.   Commitments and Contingent Liabilities

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At June 30, 2003 and December 31, 2002, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $304.4 million and $77.0 million, respectively.

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


9.   Reinsurance

In March 2003, the Company amended its reinsurance agreement with Security Life of Denver International ("SLDI"), an affiliate. Under this amendment, the Company terminated the reinsurance agreement for all inforce and new business and recaptured all in force business reinsured under the reinsurance agreement between the Company and SLDI retroactive to January 1, 2003. SLDI was released from all of its liabilities under the reinsurance agreement retroactive to January 1, 2003 and the Company reduced its reinsurance recoverable related to these liabilities by $150.1 million. On March 28, 2003, SLDI transferred assets to the Company in the amount of $185.6 million. The difference in amounts transferred on March 28, 2003 and the reduction of the reinsurance recoverable as of January 1, 2003 reflects adjustments on the investment income on the assets and letter of credit costs between January 1, 2003 and the date of the asset transfer. It also encompasses the net effect of a recapture fee paid in the amount of $5.0 million offset by the receipt of a $24.1 million negative ceding commission. The net impact of which was deferred in policy acquisition costs and is being amortized over the period of estimated future profits.

10.  Subsequent Event

On July 21, 2003, the Insurance Division of the State of Iowa approved the Articles of Merger of Golden American with the Merger Companies. Also on July 21, 2003, the Insurance Division of the State of Iowa approved the Restated Articles of Incorporation, effectively approving the re-domestication of the Company upon merger.

Item 2. Management's Narrative Analysis of the Results of Operations and Financial Condition

Overview

The following narrative analysis of the results of operations and financial condition presents a review of Golden American Life Insurance Company ("Golden American") and through April 1, 2002, its wholly-owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden") (collectively the "Company") as of June 30, 2003 and December 31, 2002 and for the three and six-month periods ended June 30, 2003 and 2002. This review should be read in conjunction with the condensed consolidated financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2002 Annual Report on Form 10-K.

On June 25, 2003, each Board of Directors and each sole shareholder of Equitable Life Insurance Company of Iowa, United Life & Annuity Insurance Company and USG Annuity & Life Company (the "Merger Companies") and the Board of Directors and sole shareholder of the Company approved a plan to merge the Merger Companies with and into the Company. It is anticipated that the merger will be effective on January 1, 2004 (the "merger date"), subject to certain regulatory approvals. As of the merger date, the Merger Companies will cease to exist and will be succeeded by the Company. The Merger Companies, as well as the Company, are indirect, wholly-owned subsidiaries of ING. The Company is currently a Delaware stock life insurance company. Immediately prior to the merger, it is anticipated that the Company will become an Iowa insurance company. It is also anticipated that upon the merger the Company will be renamed ING USA Annuity and Life Insurance Company.

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

Recently Adopted Accounting Standards

Accounting for Goodwill and Other Intangible Assets

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No.142"). The adoption of this standard resulted in an impairment loss of $135.3 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement. Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

New Accounting Pronouncements

In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which the Company intends to adopt on January 1, 2004. The impact on the financial statements is not known at this time.

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

Investment Impairment Testing

The Company reviews the general account investments for impairments by considering the length of the time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in market value. Based on the facts and circumstances of each case, management uses judgment in deciding whether any calculated impairments are temporary or other than temporary. For those impairments judged to be other than temporary, the Company reduces the carrying value of those investments to the current fair value and records impairment losses for the difference.

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

One of the most significant assumptions involved in the estimation of future gross profits for variable universal life and variable deferred annuity products is the assumed return associated with future separate account performance. To reflect the near-term and long-term volatility in the equity markets this assumption involves a combination of near-term expectations and a long-term assumption about market performance. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings.

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

Results of Operations

Fee income increased by $15.8 million and $22.7 million for the three and six months ended June 30, 2003, respectively, compared to the same periods ended June 30, 2002. The increase is primarily due to the increase in average variable assets under management as well as the recapture of a reinsurance agreement which caused a significant reduction in ceded premium.

Net investment income for the three months ended June 30, 2003 decreased by $13.9 million, compared to the same period in 2002. The decrease is due to futures losses offset by an increase in investment asset levels. Net investment income increased by $40.8 million for the six months ended June 30, 2003, compared to the same period in 2002. The increase is due to positive volume variances from additions to the portfolio from policy sales offsetting negative yield variances.

Net realized capital gains for the three and six month periods ended June 30, 2003 increased by $58.1 million and $97.0, respectively, compared to the same period in 2002, primarily due to a decrease in the treasury rate. The 10-year treasury yield (constant maturities) was 4.8% at June 30, 2002 and 3.5% at June 30, 2003. In a declining rate environment, the market value of fixed maturities held in the Company's portfolio increases assuming no credit deterioration. The increase in net realized gains reflects the impact of this variable on the overall sale of fixed maturities and the trend in realized gain is consistent with the interest rate environment.

Interest credited and other benefits to the policyholders for the three months ended June 30, 2003 decreased by $18.5 million compared to the same period in 2002 primarily due to a decrease in guaranty benefits reserve change associated with the recovery of the equity markets partially offset by increased interest credited on higher assets under management. Interest credited and other benefits to the policyholders for the six months ended June 30, 2003 increased $52.0 million compared to the same period in 2002 primarily due to a large number of sales at the end of 2002, resulting in an increase in assets under management. Also contributing to the increase is the recapture of a reinsurance agreement causing a significant reduction in ceded benefits.

The decrease of $9.9 million and $21.3 million in general expenses for the three and six months ended June 30, 2003, respectively, is primarily due to a lower allocation of corporate and service charges from the Company's parent and other affiliates who provide services to the Company, due to increased efficiencies gained from ING's company-wide cost reduction efforts. Also contributing to the decrease is a decline in sales resulting in lower general expenses.

Commissions for the three months ended June 30, 2003 decreased by $31.9 million compared to the same period in 2002 primarily due to lower sales resulting in less commission. Commissions for the six months ended June 30, 2003 decreased by $61.1 million compared to the same period in 2002. The decrease is the result of a $24.1 million negative ceding commission as a part of the recapture of a reinsurance agreement which was deferred in the policy acquisition costs deferred line coupled with lower sales which reduce commissions paid.

The decrease of $37.3 million and $74.6 million in policy acquisition costs deferred for the three and six months ended June 30, 2003, respectively, is primarily due to the reduced commissions on lower sales as well as the deferral of the $19.1 million net gain attributed to the recapture of a reinsurance agreement.

Amortization of deferred policy acquisition costs and value of business acquired for the three and six months ended June 30, 2003, increased by $10.8 million and $55.6 million compared to the same period in 2002. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

Expense and charges reimbursed under modified coinsurance ("MODCO") agreements for the three months ended June 30, 2003, increased by $4.2 million, compared to the same period in 2002. The increase is primarily due to new business in 2003 compared to the same period in 2002 with commission and expense associated with it. In addition, the total in-force is higher in 2003, causing the expense allowances on the in-force to increase. Expense and charges reimbursed under MODCO agreements decreased by $6.2 million for the six months ended June 30, 2003, compared to the same period in 2002. The decrease is primarily due to transfers from fixed accounts not covered by MODCO to variable accounts that are covered and the associated expense allowances decrease.

The decrease of $1.4 million and $2.7 million in interest expense for the three and six months ended June 30, 2003, respectively, is primarily due to the redemption of two notes on June 28, 2002.

Net income increased by $51.3 million and $39.0 million for the three and six months ended June 30, 2003, respectively, as compared to the three and six months ended June 30, 2002. Higher earnings are primarily the result of increased realized capital gains on investments offset by amortization of deferred policy acquisition costs and value of business acquired.

Financial Condition

Investments

Fixed Maturities

At June 30, 2003 and December 31, 2002, the Company's carrying value of available for sale fixed maturities represented 90.3% and 90.5%, respectively, of the total general account invested assets. Total fixed maturities reflected net unrealized capital gains of $352.8 million and $216.3 million at June 30, 2003 and December 31, 2002, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at June 30, 2003 and December 31, 2002.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The percentage of total fixed maturities by quality rating category is as follows:

                                                                                           June 30,          December 31,
                                                                                              2003               2002
                                                                                        -------------       -------------

              AAA                                                                             34.8%             34.1%
              AA                                                                               5.2               9.2
              A                                                                               24.6              23.4
              BBB                                                                             32.4              30.2
              BB                                                                               2.2               2.3
              B and below                                                                      0.8               0.8
                                                                                        -------------       -------------
              Total                                                                          100.0%            100.0%
                                                                                        =============       =============

The percentage of total fixed maturities by market sector is as follows:

                                                                                             June 30,         December 31,
                                                                                              2003                2002
                                                                                         -------------       -------------
              U.S. Corporate                                                                  57.1%              59.8%
              Residential Mortgaged-backed                                                    14.2               13.2
              Commercial/Multifamily Mortgage-backed                                           6.0                6.0
              Foreign (1)                                                                     12.2               10.7
              U.S. Treasuries/Agencies                                                         3.4                4.2
              Asset-backed                                                                     7.1                6.1
                                                                                         -------------       -------------
              Total                                                                          100.0%             100.0%
                                                                                         =============       =============


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

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a $40.0 million revolving loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), an affiliate of the Company, and the Company has established a $75.0 million revolving note facility with a national bank. Management believes that its sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

During the six months ended June 30, 2003 and during the year ended December 31, 2002, the Company received capital contributions of $230.0 million and $356.3 million, respectfully.

Under the MODCO agreement, Golden American received a net reimbursement of expenses and charges of $40 million for the six months ended June 30, 2003 and $100.9 million for the year ended December 31, 2002. The Company had a receivable from Equitable Life of $11.3 million as of June 30, 2003 and a payable to Equitable Life of $7.1 million as of December 31, 2002, each for a remaining amount of net cash settlement for the modified coinsurance agreement.

Legislative Initiatives

The Jobs and Growth Tax Relief Reconciliation Act of 2003 which was enacted in the second quarter may impact the Company. The Act's provisions, which reduce the tax rates on long-term capital gains and corporate dividends, impact the
relative   competitiveness  of  the  Company's  products   especially   variable
annuities.

Other legislative proposals under consideration include repealing the estate tax, changing the taxation of products, changing life insurance company taxation and making changes to nonqualified deferred compensation arrangements. Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales.

The impact on the Company's tax position and products cannot be predicted.


Item 4.  Controls and Procedures

a) The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

b) There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K.

A filing was made on June 26, 2003 in accordance with Item 5 of Form 8-K: Other Events and Regulation FD Disclosure. The purpose of the filing was to report that on June 25, 2003, the Board of Directors of Golden American approved a plan of merger to merge Equitable Life Insurance Company of Iowa, United Life & Annuity Insurance Company and USG Annuity and Life Company ("Merger Companies") with and into Golden American. The Merger Companies are all affiliated companies of Golden American and, with Golden American, are indirect wholly owned subsidiaries of ING Groep N.V. Immediately prior to the merger, it is anticipated that Golden American will reorganize to become an Iowa insurance company and will be renamed ING USA Annuity and Life Insurance Company. The merger is anticipated to be effective on January 1, 2004, subject to the approval of the Department of Insurance of the State of Oklahoma.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GOLDEN AMERICAN LIFE INSURANCE COMPANY
                                                (Registrant)


August 12, 2003
----------------                  By /s/ Cheryl L. Price
                                     -------------------------------------------
    (Date)                           Cheryl L. Price
                                     Vice President and Chief Accounting Officer



                                  By /s/ David A. Wheat
                                     -------------------------------------------
                                     David A. Wheat
                                     Senior Vice President and
                                     Chief Financial Officer

                                  CERTIFICATION

I, David A. Wheat, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Golden American Life Insurance Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    August 12, 2003
         ---------------


By       /s/ David A. Wheat
        -------------------------------------------------
        David A. Wheat
        Senior Vice President and Chief Financial Officer

                                  CERTIFICATION

I, Keith Gubbay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Golden American Life Insurance Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date     August 12, 2003
         ---------------

By       /s/ Keith Gubbay
         ---------------------------------------------
         Keith Gubbay
         President
         (Duly Authorized Officer and
         Principal Executive Officer)