Form 10-Q/A
period 2003-06-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2003-11-13
CIK 836658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 10-Q/A
                                 Amendment No. 1
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2003

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________  to

    Commission file number: 333-104539, 333-104546, 333-104547,
                            333-104548, 333-57212
                            -----------------------------------


                     Golden American Life Insurance Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              41-0991508
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS employer identification no.)
 of incorporation or organization)

1475 Dunwoody Drive, West Chester, Pennsylvania                       19380-1478
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code (610) 425-3400
                                                   --------------

-------------------------------------------------------------------------------
Former name, former address and formal fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment") is being filed with respect to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the Securities and Exchange Commission on August 12, 2003. This Amendment reflects an adjustment to net income for the six months ended June 30, 2003 and does not impact results for the three months ended June 30, 2003. The adjustment reflected herein relates to a compilation error in the line item "Policy acquisition costs deferred" in the amount of $10.0 million, with a corresponding tax effect of $3.5 million in the line item "Income tax expense (benefit)" in Part I, Item 1, Condensed Consolidated Statements of Income. Consequently, Part I, Item 2, Management's Narrative Analysis of the Results of Operations and Financial Condition, was updated to reflect these adjustments. Additionally, in accordance with Regulation S-K, the Certifications required by
Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to the 10-Q/A in Part II, Item 6, Exhibits and Reports on Form 8-K. This Amendment does not contain updates to reflect any events occurring after the original August 12, 2003 filing of our Form 10-Q for the quarterly period ended June 30, 2003. All information contained in this Amendment is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission, as may be amended, for periods subsequent to the date of the original filing of the Form 10-Q for the quarterly period ended June 30, 2003.

             GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
     (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)
                  Form 10Q/A for the period ended June 30, 2003


                                      INDEX

                                                                           Page
                                                                           ----
PART I.          FINANCIAL INFORMATION (Unaudited)

Item 1.          Financial Statements:
                 Condensed Consolidated Statements of Income                 4
                 Condensed Consolidated Balance Sheets                       5
                 Condensed Consolidated Statements of Changes in
                   Shareholder's Equity                                      6
                 Condensed Consolidated Statements of Cash Flows             7
                 Notes to Condensed Consolidated Financial Statements        8

Item 2.          Management's Narrative Analysis of the Results of
                   Operations and Financial Condition                       13

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                           22

Signatures                                                                  23

Certifications                                                              24

PART I.       FINANCIAL INFORMATION (UNAUDITED)

Item 1.       Financial Statements


             GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
     (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)


                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                   (Millions)



                                                      Three months ended June 30,         Six months ended June 30,
                                                        2003             2002              2003             2002
                                                   ---------------  ----------------  ---------------  ---------------
Revenue:
    Fee income                                      $        73.2    $         57.4    $       131.8    $       109.1
    Net investment income                                    27.0              40.9            115.1             74.3
    Net realized capital gains (losses)                      49.0              (9.1)            72.2            (24.8)
    Other income (loss)                                      (1.6)                -             (0.1)               -
                                                   ---------------  ----------------  ---------------  ---------------
Total revenue                                               147.6              89.2            319.0            158.6
                                                   ---------------  ----------------  ---------------  ---------------

Benefits, losses and expenses:
    Benefits:
      Interest credited and other
        benefits to policyholders                            37.4              55.9            163.2            111.2
    Underwriting, acquisition, and
      insurance expenses:
        General expenses                                     25.6              35.5             53.0             74.3
        Commissions                                          67.8              99.7            102.8            163.9
        Policy acquisition costs deferred                   (57.4)            (94.7)           (91.9)          (156.5)
    Amortization of deferred policy
      acquisition costs and value of
      business acquired                                      43.5              32.7             88.2             32.6
    Other:
      Expense and charges reimbursed
        under modified coinsurance
        agreements                                          (33.0)            (28.8)           (51.1)           (57.3)
      Interest expense                                        3.4               4.8              6.8              9.5
                                                   ---------------  ----------------  ---------------  ---------------
Total benefits, losses and expenses                          87.3             105.1            271.0            177.7
                                                   ---------------  ----------------  ---------------  ---------------
Income (loss) before income taxes                            60.3             (15.9)            48.0            (19.1)

Income tax expense (benefit)                                 19.4              (5.5)            15.1             (6.5)
                                                   ---------------  ----------------  ---------------  ---------------
Net income (loss)                                   $        40.9    $        (10.4)   $        32.9    $       (12.6)
                                                   ===============  ================  ================ ===============


   The accompanying notes are an integral part of these financial statements.

             GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
     (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)


                      Condensed Consolidated Balance Sheets
                          (Millions, except share data)



                                                                                       June 30, 2003     December 31,
                                                                                        (Unaudited)          2002
                                                                                      ---------------  ---------------
Assets
Investments:
    Fixed maturities, available for sale, at fair value
      (amortized cost of $5,443.0 at 2003 and $4,720.1 at 2002)                        $     5,795.8    $     4,936.4
    Equity securities, at fair value:
      Investment in mutual funds (cost of $19.0 at 2003
       and $22.9 at 2002)                                                                       17.1             19.0
    Mortgage loans on real estate                                                              558.4            482.4
    Policy loans                                                                                16.9             16.0
    Other investments                                                                           32.8              2.2
                                                                                      ---------------  ---------------
Total investments                                                                            6,421.0          5,456.0

Cash and cash equivalents                                                                      210.8            148.5
Accrued investment income                                                                       72.6             61.9
Reinsurance recoverable                                                                         19.6            196.9
Receivable for securities sold                                                                  36.5                -
Deferred policy acquisition costs                                                              693.9            678.0
Value of business acquired                                                                       0.1              8.5
Other assets                                                                                    14.8              5.3
Assets held in separate accounts                                                            13,345.6         11,029.3
                                                                                      ---------------  ---------------
Total assets                                                                           $    20,814.9    $    17,584.4
                                                                                      ===============  ===============

Liabilities and Shareholder's Equity
Policy liabilities and accruals:
    Future policy benefits and claims reserves                                         $     5,414.6    $     5,159.1
Notes to affiliates                                                                            170.0            170.0
Due to affiliates                                                                               76.0                -
Payables for securities purchased                                                               97.7                -
Dollar roll obligations                                                                         92.1             40.0
Current income taxes                                                                             7.4             42.4
Deferred income taxes                                                                          194.8             79.8
Other liabilities                                                                               62.0             64.7
Liabilities related to separate accounts                                                    13,345.6         11,029.3
                                                                                      ---------------  ---------------
Total liabilities                                                                           19,460.2         16,585.3
                                                                                      ---------------  ---------------
Shareholder's equity
    Common stock (250,000 shares authorized,
      issued and outstanding; $10.00 per share par value)                                        2.5              2.5
    Additional paid-in capital                                                               1,358.4          1,128.4
    Accumulated other comprehensive income                                                      94.8              2.1
    Retained deficit                                                                          (101.0)          (133.9)
                                                                                      ---------------  ---------------
Total shareholder's equity                                                                   1,354.7            999.1
                                                                                      ---------------  ---------------
Total liabilities and shareholder's equity                                             $    20,814.9    $    17,584.4
                                                                                      ===============  ===============


   The accompanying notes are an integral part of these financial statements.

             GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
     (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)


      Condensed Consolidated Statements of Changes in Shareholder's Equity
                                   (Unaudited)
                                   (Millions)



                                                                                         Six Months Ended June 30,
                                                                                           2003             2002
                                                                                      ---------------  ---------------
Shareholder's equity, beginning of period                                              $       999.1    $       817.8
Comprehensive income (loss):
    Net income (loss)                                                                           32.9            (12.6)
    Other comprehensive income (loss) net of tax: unrealized gain (loss)
      on securities ($142.6 and $(1.9), pretax year to date)                                    92.7             (1.2)
                                                                                      ---------------  ---------------
Total comprehensive income (loss)                                                              125.6            (13.8)
Loss on sale to affiliate                                                                          -             (3.0)
Contribution of capital                                                                        230.0            125.0
                                                                                      ---------------  ---------------
Shareholder's equity, end of period                                                    $     1,354.7    $       926.0
                                                                                      ===============  ===============


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

     VOBA activity for the six months ended June 30, 2003 was as follows:


         (Millions)
         ----------
         Balance at December 31, 2002                                                 $      8.5
             Adjustment for FAS No. 115                                                     (5.1)
             Interest accrued at 7%                                                          0.4
             Amortization                                                                   (3.7)
                                                                                     -----------------
         Balance at June 30, 2003                                                     $      0.1
                                                                                     =================

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



         (Millions, except positions data)                                                Liability           Positions
         ---------------------------------                                            -----------------  ------------------
         Balance at December 31, 2002                                                   $      0.8                34.0
             Payments                                                                         (0.8)                  -
             Positions eliminated due to internal replacement jobs                               -               (34.0)
                                                                                      -----------------  ------------------
         Balance at June 30, 2003                                                       $        -                   -
                                                                                      =================  ==================


7.   Income Taxes

     The Company's effective tax rates for the three months ended June 30, 2003 and June 30, 2002 were 32.2% and 34.6%, respectively. The Company's effective tax rates for the six months ended June 30, 2003 and 2002 were 31.5% and 34.0%, respectively. The rates are lower in 2003 due to a significant increase in the dividends received deductions.


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

          The decrease of $37.3 million and $64.6 million in policy acquisition costs deferred for the three and six months ended June 30, 2003, respectively, is primarily due to the reduced commissions on lower sales as well as the deferral of the $19.1 million net gain attributed to the recapture of a reinsurance agreement.

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

          Net income increased by $51.3 million and $45.5 million for the three and six months ended June 30, 2003, respectively, as compared to the three and six months ended June 30, 2002. Higher earnings are primarily the result of increased realized capital gains on investments offset by amortization of deferred policy acquisition costs and value of business acquired.

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

          The percentage of total fixed maturities by quality rating category is as follows:


                                                                                          June 30,            December 31,
                                                                                            2003                  2002
                                                                                    -------------------   -------------------
              AAA                                                                           34.8    %             34.1    %
              AA                                                                             5.2                   9.2
              A                                                                             24.6                  23.4
              BBB                                                                           32.4                  30.2
              BB                                                                             2.2                   2.3
              B and below                                                                    0.8                   0.8
                                                                                    -------------------   -------------------
              Total                                                                        100.0    %            100.0    %
                                                                                    ===================   ===================

          The percentage of total fixed maturities by market sector is as follows:



                                                                                         June 30,           December 31,
                                                                                           2003                 2002
                                                                                    -------------------   -------------------
              U.S. Corporate                                                                57.1    %             59.8    %
              Residential Mortgaged-backed                                                  14.2                  13.2
              Commercial/Multifamily Mortgage-backed                                         6.0                   6.0
              Foreign (1)                                                                   12.2                  10.7
              U.S. Treasuries/Agencies                                                       3.4                   4.2
              Asset-backed                                                                   7.1                   6.1
                                                                                    -------------------   -------------------
              Total                                                                        100.0    %            100.0    %
                                                                                    ===================   ===================

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               31.1 Certificate of David A. Wheat pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

               31.2 Certificate  of Keith Gubbay  pursuant to Section 302 of the
                    Sarbanes-Oxley  Act of 2002

               32.1 Certificate of David A. Wheat pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

               32.2 Certificate  of Keith Gubbay  pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

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


                            GOLDEN AMERICAN LIFE INSURANCE COMPANY
                                           (Registrant)


November 10, 2003           By /s/ David A. Wheat
-----------------              -------------------------------------------------
      (Date)                   David A. Wheat
                               Senior Vice President and Chief Financial Officer

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, David A. Wheat, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Golden American Life Insurance Company;

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

Date      November  10,  2003
          -------------------


By        /s/ David A. Wheat
          ---------------------------------------------------------
          David A. Wheat
          Senior Vice President and Chief Financial Officer
          (Duly Authorized Officer and Principal Financial Officer)

                                                                    Exhibit 31.2


                                  CERTIFICATION

I, Keith Gubbay, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Golden American Life Insurance Company;

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

Date      November  10,  2003
          -------------------


By        /s/ Keith Gubbay
          ---------------------------------------------------------
          Keith Gubbay
          President
          (Duly Authorized Officer and Principal Financial Officer)