Form 10-Q
period 2003-09-30
GOLDEN AMERICAN LIFE INSURANCE CO /NY/
filed 2003-11-14
CIK 836658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2003, 250,000 shares of Common Stock, $10 Par Value, are authorized, issued, and outstanding, all of which were directly owned by Equitable Life Insurance Company of Iowa. As of November 12, 2003, 50,000 shares of Preferred Stock, $5,000 Par Value, are authorized. None Outstanding.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

             GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
     (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)
                Form 10Q for the period ended September 30, 2003



                                      INDEX

                                                                           Page
                                                                           ----
PART I.        FINANCIAL INFORMATION (Unaudited)

Item 1.        Financial Statements:
                Condensed Consolidated Statements of Income                  3
                Condensed Consolidated Balance Sheets                        4
                Condensed Consolidated Statements of Changes in
                  Shareholder's Equity                                       5
                Condensed Consolidated Statements of Cash Flows              6
                Notes to Condensed Consolidated Financial Statements         7

Item 2.        Management's Narrative Analysis of the Results of
                 Operations and Financial Condition                         13

Item 4.        Controls and Procedures                                      22

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                            23

Item 6.        Exhibits and Reports on Form 8-K                             23

Signatures                                                                  24

PART I.       FINANCIAL INFORMATION (UNAUDITED)

Item 1.       Financial Statements



             GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
     (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)



                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                   (Millions)



                                               Three months ended September 30,    Nine months ended September 30,
                                                   2003              2002               2003             2002
                                              ----------------  ----------------  ----------------  ----------------
Revenue:
    Fee income                                  $       89.4      $       58.2      $      221.2      $      167.3
    Net investment income                               52.7              58.0             167.8             132.3
    Net realized capital gains                          15.6              25.2              87.8               0.4
    Other loss                                             -                 -              (0.1)                -
                                              ----------------  ----------------  ----------------  ----------------
Total revenue                                          157.7             141.4             476.7             300.0
                                              ----------------  ----------------  ----------------  ----------------
Benefits, losses and expenses:
    Benefits:
      Interest credited and other
        benefits to policyholders                      108.5             100.9             271.7             212.1
    Underwriting, acquisition, and
      insurance expenses:
        General expenses                                28.7              31.8              81.7             106.1
        Commissions                                     72.4              75.9             175.2             239.8
        Policy acquisition costs deferred              (58.4)            (86.4)           (150.3)           (242.9)
    Amortization of deferred policy
      acquisition costs and value of
      business acquired                                 41.7              96.5             129.9             129.2
    Other:
      Expense and charges reimbursed
        under modified coinsurance
        agreements                                     (37.7)            (20.4)            (88.8)            (77.6)
      Interest expense                                   3.5               3.3              10.3              12.7
                                              ----------------  ----------------  ----------------  ----------------
Total benefits, losses and expenses                    158.7             201.6             429.7             379.4
                                              ----------------  ----------------  ----------------  ----------------
(Loss) income before income taxes
    and cumulative effect of change in
    accounting principle                                (1.0)            (60.2)             47.0             (79.4)
Income tax (benefit) expense                            (7.8)            (19.2)              7.3             (25.7)
                                              ----------------   ---------------  ----------------  ----------------
Income (loss) before cumulative effect of
    change in accounting principle                       6.8             (41.0)             39.7             (53.7)
Cumulative effect of change in
    accounting principle                                   -                 -                 -            (135.3)
                                              ----------------  ----------------  ----------------  ----------------
Net income (loss)                               $        6.8      $      (41.0)     $       39.7      $     (189.0)
                                              ================  ================  ================  ================


   The accompanying notes are an integral part of these financial statements.

             GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
     (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)


                      Condensed Consolidated Balance Sheets
                          (Millions, except share data)



                                                                                   September 30,
                                                                                        2003          December 31,
                                                                                    (Unaudited)           2002
                                                                                  ----------------  ----------------
Assets
Investments:
  Fixed maturities, available for sale, at
    fair value (amortized cost of $5,229.3 at 2003 and $4,720.1 at 2002)            $    5,458.8      $    4,936.4
  Equity securities, at fair value:
    Investment in mutual funds (cost of $9.9 at 2003 and $22.9 at 2002)                      9.3              19.0
  Mortgage loans on real estate                                                            770.3             482.4
  Policy loans                                                                              17.2              16.0
  Other investments                                                                         26.6               2.2
                                                                                  ----------------  ----------------
Total investments                                                                        6,282.2           5,456.0
Cash and cash equivalents                                                                   55.5             148.5
Accrued investment income                                                                   64.5              61.9
Reinsurance recoverable                                                                     14.3             196.9
Receivable for securities sold                                                              21.7                 -
Deferred policy acquisition costs                                                          796.9             678.0
Value of business acquired                                                                   8.7               8.5
Other assets                                                                                16.2               5.3
Assets held in separate accounts                                                        14,692.5          11,029.3
                                                                                  ----------------  ----------------
Total assets                                                                        $   21,952.5      $   17,584.4
                                                                                  ================  ================
Liabilities and Shareholder's Equity
Policy liabilities and accruals:
  Future policy benefits and claims reserves                                        $    5,395.9      $    5,159.1
Notes to affiliates                                                                        170.0             170.0
Due to affiliates                                                                            9.1                 -
Payables for securities purchased                                                           42.4                 -
Dollar roll obligations                                                                    111.0              40.0
Current income taxes                                                                        22.2              42.4
Deferred income taxes                                                                      129.3              79.8
Other liabilities                                                                           36.4              64.7
Liabilities related to separate accounts                                                14,692.5          11,029.3
                                                                                  ----------------  ----------------
Total liabilities                                                                       20,608.8          16,585.3
                                                                                  ----------------  ----------------
Shareholder's equity
    Common stock (250,000 shares authorized, issued and
      outstanding; $10.00 per share par value)                                               2.5               2.5
    Additional paid-in capital                                                           1,358.4           1,128.4
    Accumulated other comprehensive income                                                  77.0               2.1
    Retained deficit                                                                       (94.2)           (133.9)
                                                                                  ----------------  ----------------
Total shareholder's equity                                                               1,343.7             999.1
                                                                                  ----------------  ----------------
Total liabilities and shareholder's equity                                          $   21,952.5      $   17,584.4
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

             GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
     (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)


     Condensed Consolidated Statements of Changes in Shareholder's Equity
                                   (Unaudited)
                                   (Millions)



                                                                                    Nine Months Ended September 30,
                                                                                         2003                2002
                                                                                  ----------------  ----------------

Shareholder's equity, beginning of period                                           $      999.1      $      817.8
Comprehensive income (loss):
    Net income (loss)                                                                       39.7            (189.0)
    Other comprehensive income net of tax: unrealized gain
      on securities ($115.2 and $20.8, pretax year to date)                                 74.9              13.5
                                                                                  ----------------  ----------------
Total comprehensive income (loss)                                                          114.6            (175.5)
Loss on sale to affiliate                                                                     -               (3.0)
Contribution of capital                                                                    230.0             239.7
                                                                                  ----------------  ----------------
Shareholder's equity, end of period                                                 $    1,343.7      $      879.0
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

             GOLDEN AMERICAN LIFE INSURANCE COMPANY AND SUBSIDIARIES
     (A wholly-owned subsidiary of Equitable Life Insurance Company of Iowa)


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (Millions)


                                                                                     Nine months ended September 30,
                                                                                         2003               2002
                                                                                  ----------------  ----------------
Net cash provided by operating activities                                           $      260.0      $       92.0

Cash Flows from Investing Activities
  Proceeds from the sale, maturity, or repayment of:
    Fixed maturities available for sale                                                  5,696.4           5,534.2
      Equity securities                                                                     11.4                 -
      Mortgage loans on real estate                                                         36.5              12.4
  Acquisition of investments:
    Fixed maturities available for sale                                                 (6,126.8)         (8,043.7)
    Equity securities                                                                          -             (22.8)
    Mortgage loans on real estate                                                         (324.4)           (135.1)
    Other investments                                                                      (24.4)             (0.1)
  Disposal of subsidiary at book value                                                         -             (31.6)
  Proceeds from sale of interest in subsidiary                                                 -              27.7
  (Increase) decrease in policy loans                                                       (1.2)             (0.9)
  Purchase of property and equipment                                                        (0.6)             (0.4)
                                                                                  ----------------  ----------------
Net cash used in investing activities                                                     (733.1)         (2,660.3)
                                                                                  ----------------  ----------------
Cash Flows from Financing Activities
    Deposits and interest credited for investment contracts                              1,152.7           3,345.4
    Maturities and withdrawals from insurance and investment contracts                    (249.0)           (136.1)
    Transfers to separate accounts                                                        (888.1)           (791.6)
    Repayment of notes payable                                                                 -             (76.4)
    Cash received on reinsurance recapture                                                 134.5                 -
    Contribution of capital from parent                                                    230.0             245.0
                                                                                  ----------------  ----------------
Net cash provided by financing activities                                                  380.1           2,586.3
                                                                                  ----------------  ----------------
Net (decrease) increase in cash and cash equivalents                                       (93.0)             18.0

Cash and cash equivalents, beginning of period                                             148.5             195.7
                                                                                  ----------------  ----------------
Cash and cash equivalents, end of period                                            $       55.5      $      213.7
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

     The condensed consolidated financial statements and notes as of September 30, 2003 and December 31, 2002 and for the three and nine-month periods ended September 30, 2003 and 2002 ("interim periods") have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2002 financial information to conform to the 2003 presentation.

     The Company conducts its business through one operating segment, U.S. Financial Services ("USFS"), and revenue reported by the Company is predominantly derived from external customers.


2.   Recently Adopted Accounting Standards

     Accounting for Goodwill and Other Intangible Assets

     During 2002,  the Company  adopted  Financial  Accounting  Standards  Board
     ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets ("FAS No.142"). Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

     The adoption of this standard resulted in an impairment loss of $135.3 million, which was recorded by the Company in the fourth quarter of 2002. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement.

     In accordance with FAS No. 142, a transitional impairment loss for goodwill should be recognized in the first interim period of the year of initial adoption, regardless of the period in which it was measured. The aggregate amount of the accounting change should be included in restated net income of the first interim period, and each subsequent period of that year should be presented on the restated basis. As such, net income for the nine months ended September 30, 2002, has been restated to reflect the January 1, 2002 impairment charge, which was recorded in the fourth quarter of 2002.


3.   New Accounting Pronouncements

     In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which the Company intends to adopt on January 1, 2004. The impact on the financial statements is not known at this time.

     The Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities recently issued Statement Implementation Issue No. B36, Embedded Derivatives:
     Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The required date of adoption of DIG B36 for the Company is October 1, 2003. The Company has completed its evaluation of DIG B36 and determined that the Company has modified coinsurance treaties that are applicable to require implementation of the guidance. The applicable contracts, however, have been determined to generate embedded derivatives with a fair value of zero. Therefore, the guidance, while implemented, will have no impact on the Company's financial position, results of operations or cash flows.


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

     The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, Accounting and Reporting by Insurance Enterprises ("FAS No. 60") and FAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments ("FAS No. 97").

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

     VOBA activity for the nine months ended September 30, 2003 was as follows:



         (Millions)
         ----------
         Balance at December 31, 2002                                               $        8.5
             Adjustment for FAS No. 115                                                     (8.8)
             Interest accrued at 7%                                                          0.4
             Amortization                                                                    8.6
                                                                                  ----------------
         Balance at Sepember 30, 2003                                               $        8.7
                                                                                  ================


5.   Investments

     Impairments

     During the three months ended September 30, 2003, the Company determined that no fixed maturities had other than temporary impairments. During the three months ended September 30, 2002, the Company determined that four fixed maturities had other than temporary impairments. As a result, for the three months ended September 30, 2002, the Company recognized a pre-tax loss of $0.3 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.

     During the first nine months of 2003, the Company determined that five fixed maturities had other than temporary impairments. As a result, for the nine months ended September 30, 2003, the Company recognized a pre-tax loss of $5.7 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment. During the first nine months of 2002, the Company determined that ten fixed maturities had other than temporary impairments. As a result, for the nine months ended September 30, 2002, the Company recognized a pre-tax loss of $7.2 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.

     The fair value of the remaining impaired fixed maturities at September 30, 2003 and 2002 is $1.5 million and $4.1 million, respectively.

6.   Severance

     In December 2001, ING announced its intentions to further integrate and streamline the U.S.-based operations of ING Americas (which includes the Company) in order to build a more customer-focused organization. During the first quarter 2003, the Company performed a detail analysis of its severance accrual. As part of this analysis, the Company corrected the initial planned number of people to eliminate from 252 to 228 (corrected from the 2002 Annual Report on Form 10K) and extended the date of expected completion for severance actions to June 30, 2003. Activity for the nine months ended September 30, 2003 within the severance liability and positions eliminated related to such actions were as follows:




         (Millions, except positions data)                                            Liability           Positions
         ---------------------------------                                        -----------------  ----------------
         Balance at December 31, 2002                                               $         0.8              34.0
             Payments                                                                        (0.8)                -
             Positions eliminated due to internal replacement jobs                              -             (34.0)
                                                                                  ----------------  -----------------
         Balance at September 30, 2003                                              $           -                 -
                                                                                  ================  =================


7.   Income Taxes

     The effective tax rates for the three months ended September 30, 2003 and September 30, 2002 were 780.0% and 31.9%, respectively. The change in the three months rate was primarily caused by an increase in the deduction allowed for dividends received combined with a decrease in pre-tax income. The Company's effective tax rates for the nine months ended September 30, 2003 and 2002 were 15.5% and 32.4%, respectively. The change in the year-to-date rate was primarily caused by an increase in the deduction allowed for dividends received.


8.   Commitments and Contingent Liabilities

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At September 30, 2003 and December 31, 2002, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $113.6 million and $77.0 million, respectively.

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

Item 2. Management's Narrative Analysis of the Results of Operations and Financial Condition

          Overview

          The following narrative analysis of the results of operations and financial condition presents a review of Golden American Life Insurance Company ("Golden American") and through April 1, 2002, its wholly-owned subsidiary, First Golden American Life Insurance Company of New York ("First Golden") (collectively the "Company") as of September 30, 2003 and December 31, 2002 and for the three and nine-month periods ended September 30, 2003 and 2002. This review should be read in conjunction with the condensed consolidated financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2002 Annual Report on Form 10-K.

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

          In accordance with FAS No. 142, a transitional impairment loss for goodwill should be recognized in the first interim period of the year of initial adoption, regardless of the period in which it was measured. The aggregate amount of the accounting change should be included in restated net income of the first interim period, and each subsequent period of that year should be presented on the restated basis. As such, net income for the nine months ended September 30, 2002, has been restated to reflect the January 1, 2002 impairment charge, which was recorded in the fourth quarter of 2002.

          New Accounting Pronouncements

          In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, Accounting and
          Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which the Company intends to adopt on January 1, 2004. The impact on the financial statements is not known at this time.

          The Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities recently issued Statement Implementation Issue No. B36, Embedded Derivatives:
          Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The required date of adoption of DIG B36 for the Company is October 1, 2003. The Company has completed its evaluation of DIG B36 and determined that the Company has modified coinsurance treaties that are applicable to require implementation of the guidance. The applicable contracts, however, have been determined to generate embedded derivatives with a fair value of zero. Therefore, the guidance, while implemented, will have no impact on the Company's financial position, results of operations or cash flows.

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

          Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates (for additional information, see the Legislative Initiatives section below). Some may relate to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

          Results of Operations

          Fee income increased by $31.2 million and $53.9 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods ended September 30, 2002. The increase is primarily due to an increase in average variable assets under management between the respective time periods.

          Net investment income decreased by $5.3 million for the three months ended September 30, 2003 compared to the same period in 2002, primarily due to lower yields and futures losses. Net investment income increased by $35.5 million for the nine months ended September 30, 2003 compared to the same period in 2002, primarily due to an increase in investment asset levels, partially offset by futures losses and lower yields.

          Net realized capital gains for the three months ended September 30, 2003 decreased by $9.6 million compared to the same period in 2002, primarily due to an increasing treasury rate during the three months ended September 30, 2003, versus a decreasing treasury rate during the same period in 2002. The 10-year treasury yield (constant maturities) decreased from 4.8% to 3.6% during the three months ended September 30, 2002 and increased from 3.5% to 3.9% during the three months ended September 30, 2003. Net realized capital gains for the nine months ended September 30, 2003 increased by $87.4 million compared to the same period in 2002 primarily due to a decrease in the year-to-date average interest rate. A year-to-date average interest rate measurement is used when interest rates do not show either a steady increase or decrease over time. In a declining rate environment, the market value of fixed maturities held in the Company's portfolio increases, assuming no credit deterioration. In a rising rate environment, the market value of fixed maturities held decreases. The fluctuations in net realized gains reflect the impact of the interest rate environment on the overall sale of fixed maturities during the respective time periods.

          Other income for the three and nine months ended September 30, 2003, respectively, is comparable to that for the same periods in 2002.

          Interest credited and other benefits to policyholders increased $7.6 million and $59.6 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods ended September 30, 2002. The increase is primarily due to an overall increase in fixed inforce business, partially offset by a reduction in the guarantee benefits reserve associated with the recovery of the equity markets.

          General expenses decreased $3.1 million and $24.4 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods ended September 30, 2002. The decrease is primarily due to a decline in fixed business sales resulting in lower general expenses. Also contributing to the decrease is a lower allocation of corporate and service charges from the Company's parent and other affiliates who provide services to the Company, as a result of increased efficiencies gained from ING's company-wide cost reduction efforts.

          Commissions decreased $3.5 million and $64.6 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods ended September 30, 2002. The decrease is primarily due to lower sales resulting in less commission. Also contributing to the decrease in commissions for the nine months ended September 30, 2003 is a negative ceding commission as a part of the recapture of a reinsurance agreement that was deferred in the policy acquisition costs deferred line.

          Policy acquisition costs deferred decreased $28.0 million and $92.6 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods ended September 30, 2002. The decrease was primarily due to lower sales during the respective periods as well as to the deferral of a net gain attributed to the recapture of a reinsurance agreement.

          Amortization of deferred policy acquisition costs and value of business acquired for the three months ended September 30, 2003, decreased by $54.8 million, compared to the same period in 2002. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business. Amortization of deferred policy acquisition costs and value of business acquired for the nine months ended September 30, 2003, is comparable to that for the same period in 2002.

          Expenses and charges reimbursed under modified coinsurance ("MODCO") agreements increased $17.3 million and $11.2 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods ended September 30, 2002. The increase is primarily due to an increase in expense allowances as a result of new business written and covered by MODCO.

          Interest expense for the three months ended September 30, 2003 is comparable to that for the same period in 2002. The decrease of $2.4 million for the nine months ended September 30, 2003, compared to the same period in 2002, however, is primarily due to the redemption of two notes on June 28, 2002.

          The cumulative effect of the change in accounting principle for the nine months ended September 30, 2002 was a loss of $135.3 million. As noted in the Recently Adopted Accounting Standards section, this write down is related to FAS No. 142, which addresses the value of goodwill and other intangible assets.

          Net income increased by $47.9 million and $228.7 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. Higher earnings for the three months ended September 30, 2003 are primarily the result of increased fee income, reduced amortization of deferred acquisition costs and value of business acquired, partially offset by decreased policy acquisition costs deferred. Higher earnings for the nine months ended September 30, 2003, are primarily the result of increased fee income, increased net investment income, increased net realized capital gains, combined with a decrease of general expenses and commissions, partially offset by decreased policy acquisition costs deferred. In addition, the earnings for the nine months ended September 30, 2002 were reduced by $132.3 million as a result of a cumulative effect of a change in accounting principle resulting from the write off of goodwill in accordance with FAS No. 142.

          Financial Condition

          Investments

          Fixed Maturities

          At September 30, 2003 and December 31, 2002, the Company's carrying value of available for sale fixed maturities represented 86.9% and 90.5%, respectively, the total general account invested assets. Total fixed maturities reflected net unrealized capital gains of $229.5 million and $216.3 million at September 30, 2003 and December 31, 2002, respectively.

          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at September 30, 2003 and December 31, 2002.

          Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          The percentage of total fixed maturities by quality rating category is as follows:

                                                                                    September 30,    December 31,
                                                                                         2003             2002
                                                                                  ----------------  ----------------
              AAA                                                                         34.6  %           34.1  %
              AA                                                                           4.3               9.2
              A                                                                           22.8              23.4
              BBB                                                                         34.9              30.2
              BB                                                                           2.5               2.3
              B and below                                                                  0.9               0.8
                                                                                  ----------------  ----------------
              Total                                                                      100.0  %          100.0  %
                                                                                  ================  ================

          The percentage of total fixed maturities by market sector is as follows:

                                                                                    September 30,     December 31,
                                                                                          2003            2002
                                                                                  ----------------  ----------------
              U.S. Corporate                                                              56.5  %           59.8  %
              Residential Mortgaged-backed                                                14.6              13.2
              Commercial/Multifamily Mortgage-backed                                       6.5               6.0
              Foreign (1)                                                                 13.2              10.7
              U.S. Treasuries/Agencies                                                     0.3               4.2
              Asset-backed                                                                 8.9               6.1
                                                                                  ----------------  ----------------
              Total                                                                      100.0  %          100.0  %
                                                                                  ================  ================

          (1)  Primarily U.S. dollar denominated

          The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management considers the length of the time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in market value. If it is probable that all amounts due according to the contractual terms of a fixed maturity investment will not be collected, an other than temporary impairment is considered to have occurred.

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

          During the nine months ended September 30, 2003 and during the year ended December 31, 2002, the Company received capital contributions of $230.0 million and $356.3 million, respectively.

          Under the MODCO agreement, Golden American received a net reimbursement of expenses and charges of $89.3 million for the nine months ended September 30, 2003 and $100.9 million for the year ended December 31, 2002. The Company had a receivable from Equitable Life of $6.0 million as of September 30, 2003 and a payable to Equitable Life of $7.1 million as of December 31, 2002, each for a remaining amount of net cash settlement for the modified coinsurance agreement.

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

          As with many financial services companies, affiliates of the Company have received requests for information from various governmental and self-regulatory agencies in connection with investigations related to trading in investment company shares. In each case, full cooperation and responses are being provided. The Company is also reviewing its policies and procedures in this area.


Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits

               31.1 Certificate of David A. Wheat pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

               31.2 Certificate  of Keith Gubbay  pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

               32.1 Certificate of David A. Wheat pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

               32.2 Certificate  of Keith Gubbay  pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

               A Third Amendment to Asset Management Agreement dated as of August 18, 2003, between ING Investment Management LLC and Golden American Life Insurance Company

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GOLDEN AMERICAN LIFE INSURANCE COMPANY
                                           (Registrant)


November 12, 2003           By /s/ David A. Wheat
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

Date      November 12, 2003
          -------------------


By        /s/ David A. Wheat
          --------------------------------------------------------
          David A. Wheat
          Senior Vice President and Chief Financial Officer
          (Duly Authorized Officer and Principal Financial Officer)

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

Date      November 12,  2003
          -------------------


By        /s/  Keith Gubbay
          --------------------------------------------------------
          Keith Gubbay President
          (Duly Authorized Officer and Principal Executive Officer)