Form 10-K
period 2003-12-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2004-03-29
CIK 836658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003
                          -----------------

Commission file number: 333-57212, 333-104539, 333-104546,
                        333-104547, and 333-104548
                        ----------------------------------

                   ING USA Annuity and Life Insurance Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Iowa                                                             41-0991508
--------------------------------------------------------------------------------
(State or other jurisdiction                                   (IRS employer
 of incorporation or organization                            identification no.)


1475 Dunwoody Drive, West Chester, Pennsylvania                       19380-1478
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code (610) 425-3400
                                                   --------------

                     Golden American Life Insurance Company
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of March 25, 2004, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

                   ING USA Annuity and Life Insurance Company,
                 formerly Golden American Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2003


                                TABLE OF CONTENTS

Form 10-K
 Item No.                                                                                         Page

                    PART I

Item 1.             Business**                                                                      3
Item 2.             Properties**                                                                    5
Item 3.             Legal Proceedings                                                               6
Item 4.             Submission of Matters to a Vote of Security Holders*                            6

                    PART II

Item 5.             Market for Registrant's Common Equity and Related Stockholder Matters           6
Item 6.             Selected Financial Data*                                                        6
Item 7.             Management's Narrative Analysis of the Results of Operations and
                    Financial Condition**                                                           6
Item 7A.            Quantitative and Qualitative Disclosures About Market Risk                     16
Item 8.             Financial Statements and Supplementary Data                                    18
Item 9.             Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                           56
Item 9A.            Controls and Procedures                                                        56

                    PART III

Item 10.            Directors and Executive Officers of the Registrant*                            56
Item 11.            Executive Compensation*                                                        57
Item 12.            Security Ownership of Certain Beneficial Owners and Management*                57
Item 13.            Certain Relationships and Related Transactions*                                57
Item 14.            Principal Accountant Fees and Services*                                        57

                    PART IV

Item 15.            Exhibits, Consolidated Financial Statement Schedules and
                      Reports on Form 8-K                                                          58
                    Index on Financial Statement Schedules                                         62
                    Signatures                                                                     66


*    Item omitted pursuant to General  Instruction I(2) of Form 10-K,  except as to Part III, Item 10 with respect to  compliance  with Sections 406 and 407 of the Sarbanes Oxley Act of 2002
**   Item prepared in accordance with General Instruction I(2) of Form 10-K

                                     PART I

Item 1.   Business

          Organization of Business

          ING USA Annuity and Life Insurance Company (formerly known as Golden American Life Insurance Company) ("ING USA" or the "Company" as appropriate), a wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), is a stock life insurance company organized under the laws of the State of Iowa. ING USA was originally incorporated under the laws of the State of Minnesota on January 2, 1973, in the name of St. Paul Life Insurance Company. On December 21, 1993, the Company redomesticated from Minnesota to Delaware. On January 1, 2004 several events occurred. First, the Company redomesticated from Delaware to Iowa. Secondly, on January 1, 2004 (the "merger date"), Equitable Life Insurance Company of Iowa ("Equitable Life"), USG Annuity & Life Company ("USG") and United Life & Annuity Insurance Company ("ULA") (the "Merger Companies"), merged with and into Golden American Life Insurance Company ("Golden American"). Also on January 1, 2004, immediately after the merger, Golden American changed its name to ING USA Annuity and Life Insurance Company. As of the merger date, the Merger Companies ceased to exist and were merged into ING USA. Lion is an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands. ING USA is authorized to do business in the District of Columbia and all states except New York. ING USA is licensed as a life insurance company under the laws of the State of Delaware until December 31, 2003 and Iowa since January 1, 2004.

          Prior to the merger date, ING USA was a wholly-owned subsidiary of Equitable Life from December 30, 2001 through December 31, 2003. Formerly, from October 24, 1997, until December 30, 2001, Equitable of Iowa Companies, Inc. ("EIC" or "Former Holding Company") directly owned 100% of Golden American's stock.

          On December 3, 2001, the Board of Directors of EIC approved a plan to contribute its holding of stock of Golden American to another wholly-owned subsidiary, Equitable Life. The contribution of stock occurred on December 31, 2001, following approval by the Insurance Department of Delaware.

          As of April 1, 2002, ING USA sold First Golden American Life Insurance Company of New York ("First Golden") to its sister company, ReliaStar Life Insurance Company ("ReliaStar"). ReliaStar, the parent of Security-Connecticut Life Insurance Company ("Security-Connecticut") which in turn is the parent of ReliaStar Life Insurance Company of New York ("RLNY"), merged the First Golden business into RLNY operations and dissolved First Golden at book value for $27.7 million in cash and a receivable totaling $0.2 million from RLNY. The receivable from RLNY was assumed by Equitable Life, and ultimately by ING. The consideration was based on First Golden's statutory-basis book value. RLNY's payable to the Company was assumed by ING and subsequently forgiven. ING USA realized a loss of $3.0 million related to the sale of First Golden, which was recorded as a capital transaction. Approval for the merger was obtained from the Insurance Departments of the States of New York and Delaware.

          As of October 1, 2003, RLNY's parent, Security-Connecticut merged with and into its parent, ReliaStar.

          Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" excludes transfers of net assets or exchanges of shares between entities under common control and is therefore covered by Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". RLNY presented combined results of operations including First Golden activity as of the beginning of the period ending December 31, 2002. The first three months of First Golden activity is not reflected in the Golden statement of financial position or other financial information for the period ended December 31, 2002, as the amounts were not material.

          Products and Services

          Management has determined that under FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has one operating segment, ING U.S. Financial Services ("USFS").

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

          Variable annuities are long-term savings vehicles in which contract owner premiums (purchase payments) are recorded and maintained in subaccounts within a separate account established and registered with the Securities Exchange Commission ("SEC") as a unit investment trust. Many of the variable annuities issued by ING USA are combination variable and fixed deferred annuity contracts under which some or all of the premiums may be allocated by the contract owner to a fixed account available under the contract.

          Principal Markets and Method of Distribution

          The Company continued to expand distribution systems during 2003. Broad-based distribution networks are key to realizing a growing share of the wealth accumulation marketplace. The principal distribution channels of the Company's variable and fixed insurance products include national wirehouses, regional securities firms, independent National Association of Securities Dealers, Inc. ("NASD") firms with licensed registered representatives, banks, life insurance companies with captive agency sales forces, independent insurance agents and independent marketing organizations. The Company plans to establish new relationships and increase penetration with key distributors in existing channels. In addition, growth opportunities exist through increased utilization of the ING broker/dealer network and the cross-selling of ING products.

          Competition

          The current business and regulatory environment presents many challenges to the insurance industry. The variable and fixed annuity competitive environment remains intense and is dominated by a number of large highly-rated insurance companies. Increasing competition from traditional insurance carriers as well as banks and mutual fund companies offers consumers many choices. The economic environment during 2003 was characterized by record low interest rates, a modest recovery in the economy and a strong recovery in the equity market as evidenced by a 26.4% growth rate in the S&P 500 indices. There is an aging U.S. population which is increasingly concerned about retirement, estate planning, maintaining its standard of living in retirement; and potential reductions in government and employer-provided benefits at retirement, as well as lower public confidence in the adequacy of those benefits.

          Regulation

          The Company's operations are subject to comprehensive regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies, including the state insurance departments, with board authority to grant licenses to transact business and regulate many aspects of the products and services offered by the Company, as well as solvency and reserve adequacy. Many agencies also regulate investment activities on the basis of quality, diversification, and other quantitative criteria. The Company's operations and accounts are subject to examination at regular intervals by certain of these regulators.

          ING USA is subject to the insurance laws of the state in which organized and of the other jurisdictions in which it transacts business. Through December 31, 2003, the primary regulator of the ING USA insurance operations is the Commissioner of Insurance for the State of Delaware; beginning January 1, 2004, its primary regulator will be the Division of Insurance for the State of Iowa.

          The Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers ("NASD") and, to a lesser extent, the states regulate sales and investment management activities and operations of the Company. Regulations of the SEC, Department of Labor ("DOL") and Internal Revenue Service also impact certain of the Company's annuity and other investment products. These products involve Separate Accounts and mutual funds registered under the Investment Company Act of 1940.


Item 2.   Properties

          The Company's principal executive office is located at 1475 Dunwoody Drive, West Chester, Pennsylvania, 19380-1478. All Company office space is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          As of December 31, 2003, all of the Company's outstanding shares were owned by Equitable Life, which is a wholly-owned subsidiary of Lion, whose ultimate parent is ING. As of January 1, 2004, all of the Company's outstanding shares are owned by Lion as a result of the affiliate mergers described in Part I, Item 1.

Item 6.   Selected Financial Data

          Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition

          Overview

          The following narrative analysis of the results of operations and financial condition presents a review of the Company for the twelve month periods ended December 31, 2003 versus 2002. This review should be read in conjunction with the consolidated financial statements and other data presented herein.

          Change in Accounting Principle

          During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Asset" ("FAS No. 142"). The adoption of this standard resulted in an impairment loss of $135.3 million. The Company, in accordance with FAS No. 142, recorded the impairment loss retroactive to the first quarter of 2002; prior quarters of 2002 were restated accordingly. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement.

          Results of Operations

          Fee income and other income for the year ended December 31, 2003 increased by $80.6 million compared to the same period in 2002, primarily due to an increase in the average variable assets under management by the Company. The increase in average variable assets under administration reflects continued business growth in the Company's variable product lines, as well as the impact of the 2003 equity market recovery on contract holder account values.

          Net investment income for the year ended December 31, 2003 increased by $122.6 million compared to the same period in 2002. This increase in net investment income is primarily due to higher average fixed assets under management during the year, resulting from having strong fixed product sales in mid-year 2002, which increased the average inforce for the full year in 2003. This increase was partially offset by reduced new money yields, which were negatively impacted by the low interest rate environment.

          Net realized capital gains (losses) for the year ended December 31, 2003 decreased by $40.4 million compared to the same period in 2002. The decrease was primarily due to futures trading losses related to the Company's dynamic hedging program to mitigate the Company's product living and death benefit guarantee exposures resulting from the volatility in the equity markets. Excluding the futures losses there is an increase in net realized capital gains of $94.5 million. Net realized gains result from sale of fixed maturity investments having a fair value greater than book value primarily due to declining interest rates.

          Interest credited and other benefits to the policyholders for the year ended December 31, 2003 increased by $1.7 million compared to the same period in 2002. The increase is primarily due to the Company's growth in interest credited related to its higher average fixed account values in force being largely offset by reduced guaranteed living and death benefit reserves related to the strong equity market recovery.

          General expenses for the year ended December 31, 2003 decreased by $15.9 million compared to the same period in 2002. The decrease is primarily due to a lower allocation of corporate and service charges from the Company's parent and other affiliates who provide service to the Company, as a result of increased efficiencies gained from ING's company-wide cost reduction efforts. Also contributing to the decrease is a decline in fixed business sales resulting in lower general expenses.

          Commissions for the year ended December 31, 2003 decreased by $38.4 million compared to the same period in 2002. This decrease is primarily due to lower sales in the Company's fixed product portfolio. Also contributing to the decrease is a negative ceding commission related to the recapture of an affiliate reinsurance agreement in the first quarter of the year.

          Policy acquisition costs deferred for the year ended December 31, 2003 decreased by $81.4 million compared to the same period in 2002. The decrease was primarily due to lower selling expenses on lower fixed product sales, as well as the deferral of a net gain attributed to the recapture of an affiliated reinsurance agreement.

          Amortization of deferred policy acquisition costs and value of business acquired for the year ended December 31, 2003, increased by $56.9 million compared to the same period in 2002. Amortization of long-duration products is reflected in proportion to actual and estimated future gross profits. Estimated future gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, surrenders, withdrawals, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

          Expense and charges reimbursed under modified coinsurance ("MODCO") agreements for the year ended December 31, 2003, increased by $26.7 million compared to the same period in 2002. This balance reflects the net cash flows associated with affiliate MODCO agreements covering certain variable annuity business. The increase is primarily due to an increase in expense allowance related to new business written and covered by MODCO.

          Interest expense for the year ended December 31, 2003, decreased by $2.3 million compared to the same period in 2002. Interest expense reduced for the year of 2003, due to the repayment of two surplus notes on June 28, 2002 to Equitable Life. Principal amounts of the notes were for $50 million and $25 million. The Insurance Department of the State of Delaware approved the repayments of these notes.

          The cumulative effect of the change in accounting principle for the year ended December 31, 2002, was a loss of $135.3 million net of taxes, related to the adoption of FAS No. 142, which addresses the value of Goodwill and Other Intangible Assets.

          Net income, excluding change in accounting principle and net realized capital gains and losses (net of taxes), increased by $131.5 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. The increase in net earnings is primarily the result of increased fee income, reduced variable product benefit guarantees related to the equity market recovery, partially offset by lower fixed margins resulting from the depressed interest rate environment, and increased amortization of deferred policy acquisition costs and value of business acquired.

          Financial Condition

          Investments

          Fixed Maturities

          Total fixed maturities reflected net unrealized capital gains of $176.3 million and $216.3 million at December 31, 2003 and 2002, respectively.

          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ and AA+ at December 31, 2003 and 2002.

          Fixed maturities rated BBB and below may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

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

          The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a $40.0 million revolving note facility with ING America Insurance Holdings, Inc. ("ING AIH"), a perpetual $75.0 million revolving note facility with Bank of New York and a $125.0 million revolving note facility with SunTrust Bank which expires on July 30, 2004. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

          The National Association of Insurance Commissioners ("NAIC") risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the Company has total adjusted capital above all required capital levels.

          During 2003, 2002 and 2001, ING USA received capital contributions of $230.0 million, $356.3 million and $196.8 million, respectively.

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

          The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: investment impairment testing, amortization of deferred acquisition costs and value of business acquired and goodwill impairment testing. In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the consolidated financial statements.

          Investment Impairment Testing

          The Company reviews the general account investments for impairments by analyzing the amount and length of time amortized cost has exceeded fair value, and by making certain estimates and assumptions regarding the issuing companies' business prospects, future economic conditions and market forecasts. Based on the facts and circumstances of each case, management uses judgment in deciding whether any calculated impairments are temporary or other than temporary. For those impairments judged to be other than temporary, the Company reduces the carrying value of those investments to the current fair value and records impairment losses for the difference (refer to Note 2).

          Amortization of Deferred Acquisition Costs and Value of Business Acquired

          Deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") are amortized with interest over the life of the contracts (usually 25 years) in relation to the present value of estimated gross profits from projected interest margins, asset-based fees, policy administration and surrender charges less policy maintenance fees and non-capitalized commissions.

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

          One of the most significant assumptions involved in the estimation of future gross profits for variable universal life and variable deferred annuity products is the assumed return associated with future variable account performance. To reflect the near-term and long-term volatility in the equity markets, this assumption involves a combination of near-term expectations and a long-term assumption about market performance. The overall return generated by the variable account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings.

          As part of the regular analysis of DAC/VOBA, at the end of third quarter of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term assumptions for the separate account returns to 9.0% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2002, reflecting a blended return of equity and other sub-accounts.

          The initial unlocking adjustment in 2002 was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. During 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $91.5 million before tax, or $59.5 million, net of $32.0 million of federal income tax benefit.

          The Company has remained unlocked during 2003, and reset long-term assumptions for the separate account returns from 9.0% to 8.5% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2003, maintaining a blended return of equity and other sub-accounts. The 2003 unlocking adjustment from the previous year was primarily driven by improved market performance. For the year ended December 31, 2003, the Company recorded a deceleration of DAC/VOBA amortization totaling $41.3 million before tax, or $26.9 million, net of $14.4 million of federal income tax expense.

          Goodwill Impairment Testing

          The Company tested goodwill as of January 1, 2002 for impairment using fair value calculations based on the present value of estimated future cash flows from business currently in force and business that we estimate we will add in the future. These calculations require management to make estimates on the amount of future revenues and the appropriate discount rate. The calculated fair value of goodwill and the resulting impairment loss recorded is based on these estimates, which require a significant amount of management judgment. The adoption of FAS No. 142 resulted in the impairment of the Company's entire goodwill balance during 2002. Refer to Note 1 of the consolidated financial statements for a discussion of the results of the Company's goodwill testing procedures and to Management's Narrative Analysis of the Results of Operations for the impact these procedures had on the Company's income.

          Off-Balance Sheet Arrangements

          In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities", an Interpretation of ARB No.51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

          In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

          FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

          At December 31, 2003, the Company held the following investments that, for purposes of FIN 46, were evaluated and determined that the investments do not require consolidation in the Company's financial statements:


                Asset Type                                          Purpose                Book Value (1)            Market Value
          ----------------------                              -------------------       -------------------      ------------------
          Private Corporate Securities - synthetic
            leases; project financings; credit tenant
            leases                                            Investment Holdings       $        1,057.2         $       1,114.6

          Foreign Securities - US VIE subsidiaries
            of foreign companies                              Investment Holdings                  190.3                   203.0

          Commercial Mortgage Obligations (CMO)               Investment Holdings                  888.5                   893.9

          Collateralized Debt Obligations (CDO)               Investment Holdings
                                                                    and/or
                                                              Collateral Manager                     4.9                     4.3

          Asset-Backed Securities (ABS)                       Investment Holdings                  479.9                   482.3

          Commercial Mortgage Backed Securities (CMBS)        Investment Holdings                  325.4                   342.0


          (1)  Represents  maximum  exposure to loss except for those structures for which the Company also receives asset management fees.

          Contractual Obligations

          As  of  December  31,  2003,  the  Company  had  certain   contractual
          obligations due over a period of time as summarized in the following table:


                                                                      Payments due by Period (in millions)
                                                      --------------------------------------------------------------------
                                                                   Less than                                    More than
          Contractual Obligations                      Total         1 Year       1-3 Years      3-5 Years       5 Years
          -----------------------                     -------      ---------      ---------      ---------      ----------

          Long-Term Debt                              $ 502.5      $  13.0        $   25.9       $  25.9        $   437.7
          Operating Lease Obligations                    15.1          2.2             4.7           4.8              3.4
          Purchase Obligations                           25.2         25.2               -             -                -
                                                      -------      ---------      ---------      ---------      ----------
              Total                                   $ 542.8      $  40.4        $   30.6       $  30.7        $   441.1
                                                      =======      =========      =========      =========      ==========

          The Company's long-term debt consists of three surplus notes and the related interest payable. Two of the notes are with Equitable Life and have outstanding principal balances of $60.0 million and $75.0 million, respectively. The related interest rates and maturity dates for the Equitable Life notes are 7.25% and 7.75%, and December 29, 2028 and September 29, 2029, respectively. The remaining surplus note of the Company is with Security Life of Denver Insurance Company, and has an outstanding principal, interest rate and maturity date of $35.0 million, 7.98% and December 7, 2029, respectively. As a result of the

          Company's merger with Equitable Life, USG, and ULA effective January 1, 2004, the surplus notes with Equitable Life will no longer exist effective as of the date of the merger.

          Operating lease obligations relate to the rental of office space under various non-cancelable operating lease agreements that expire through May 2010.

          Purchase obligations consist of commitments to enter into mortgage loan arrangements during 2004.

          Legislative Initiatives

          The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted in the second quarter, may impact the Company. The Act's provisions, which reduce the tax rates on long-term capital gains and corporate dividends, impact the relative competitiveness of the Company's products especially variable annuities.

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

          Other Regulatory Matters

          Like many financial services companies, certain U.S. affiliates of ING Groep N.V. have received informal and formal requests for information since September 2003 from various governmental and self-regulatory agencies in connection with investigations related to mutual funds and variable insurance products. ING has cooperated fully with each request.

          In addition to responding to regulatory requests, ING management initiated an internal review of trading in ING insurance, retirement, and mutual fund products. The goal of this review has been to identify whether there have been any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel. This internal review is being conducted by independent special counsel and auditors. Additionally, ING reviewed its controls and procedures in a continuing effort to deter improper frequent trading in ING products. ING's internal reviews related to mutual fund trading are continuing.

          The internal review has identified several arrangements allowing third parties to engage in frequent trading of mutual funds within our variable insurance and mutual fund products, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Most of the identified arrangements were initiated prior to ING's acquisition of the businesses in question. In each arrangement identified, ING has terminated the inappropriate trading, taken steps to discipline or terminate employees who were involved, and modified policies and procedures to deter inappropriate activity. While the review is not completed, management believes the activity identified does not represent a systemic problem in the businesses involved.

          These instances included agreements (initiated in 1998) that permitted one variable life insurance customer of Reliastar Life Insurance Company ("Reliastar") to engage in frequent trading, and to submit orders until 4pm Central Time, instead of 4pm Eastern Time. Reliastar was acquired by ING in 2000. The late trading arrangement was immediately terminated when current senior management became aware of it in 2002. ING believes that no profits were realized by the customer from the late trading aspect of the arrangement.

          In addition, the review has identified five arrangements that allowed frequent trading of funds within variable insurance products issued by Reliastar and by ING USA; and in certain ING Funds. ING entities did not receive special benefits in return for any of these arrangements, which have all been terminated. The internal review also identified two investment professionals who engaged in improper frequent trading in ING Funds.

          ING will reimburse any ING Fund or its shareholders affected by inappropriate trading for any profits that accrued to any person who engaged in improper frequent trading for which ING is responsible. Management believes that the total amount of such reimbursements will not be material to ING or its U.S. business.

          Subsequent Event

          On January 1, 2004, Equitable Life, USG, and ULA, merged with and into the Company. Also on January 1, 2004, immediately after the merger, the Company changed its name to ING USA Annuity and Life Insurance Company. As of the merger date, the Merger Companies ceased to exist and were succeeded by ING USA.

          The merger was accounted for based on the pooling-of-interests method. FAS 141 excludes transfers of net assets or exchanges of shares between entities under common control, and notes that certain provisions under APB 16, provide a source of guidance for such transactions.

          Prior to the merger date, the Merger Companies were affiliated companies of ING USA and indirect, wholly-owned subsidiaries of ING. Equitable Life was domiciled in Iowa and offered various insurance products, including deferred and immediate annuities, variable annuities, and interest sensitive and traditional life insurance. ULA was also domiciled in Iowa and primarily offered annuity related insurance products, as well as life and health insurance that was ceded to other insurers. USG was domiciled in Oklahoma and offered various insurance products, including deferred fixed annuities, immediate annuities, and interest-sensitive life insurance.

          A Form 8-K for ING USA describing the merger, was filed on January 4, 2004 and includes unaudited pro forma condensed consolidated financial information as of, and for the periods ended, September 30, 2003 and 2002, and December 31, 2002, 2001, and 2000. Revenues and net income for the period ended December 31, 2003, had the pooling been consummated at the date of the financial statements, is $1,509.0 million and $57.2 million, respectively (unaudited).

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

Item 7A   Quantitative and Qualitative Disclosures About Market Risk

          Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractholder behavior and variable separate account performance. Contractholders bear the investment risk related to variable separate account products.

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

Item 8.   Financial Statements and Supplementary Data


                   Index to Consolidated Financial Statements


                                                                                                  Page

Report of Independent Auditors                                                                     19

Consolidated Financial Statements:

Consolidated Income Statements for the years ended
  December 31, 2003, 2002 and 2001                                                                 20

Consolidated Balance Sheets as of December 31, 2003 and 2002                                       21

Consolidated Statements of Changes in Shareholder's Equity for
  the years ended December 31, 2003, 2002 and 2001                                                 22

Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001                                                                 23

Notes to Consolidated Financial Statements                                                         24

                         Report of Independent Auditors


The Board of Directors
ING USA Annuity and Life Insurance Company

We have audited the accompanying consolidated balance sheets of ING USA Annuity and Life Insurance Company (formerly Golden American Life Insurance Company) and Subsidiary as of December 31, 2003 and 2002, and the related consolidated income statements, statements of changes in shareholder's equity, and statements of cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING USA Annuity and Life Insurance Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company changed the accounting principle for goodwill and other intangible assets effective January 1, 2002.



                                                           /s/ Ernst & Young LLP

Atlanta, Georgia
March 22, 2004

                   ING USA Annuity and Life Insurance Company,
                 formerly Golden American Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
                         Consolidated Income Statements
                                   (Millions)



                                                                          Year ended          Year ended         Year ended
                                                                         December 31,        December 31,       December 31,
                                                                             2003                2002*              2001*
                                                                      ------------------ ------------------- ------------------
Revenues:
 Fee income                                                           $         330.2    $          245.9    $         219.1
 Net investment income                                                          320.3               197.7               94.4
 Net realized capital gains (losses)                                            (36.2)                4.2               (6.5)
 Other income (loss)                                                             (0.2)                3.5                  -
                                                                      ------------------ ------------------- ------------------
          Total revenue                                               $         614.1    $          451.3    $         307.0
                                                                      ------------------ ------------------- ------------------
Benefits, losses and expenses:
  Benefits:
    Interest credited and other benefits
      to policyholders                                                          320.1               318.4              239.2
  Underwriting, acquisition, and insurance expenses:
    General expenses                                                            123.8               139.7              119.9
    Commissions                                                                 250.3               288.7              232.4
    Policy acquisition costs deferred                                          (210.8)             (292.2)            (128.2)
  Amortization:
    Deferred policy acquisition costs and value
      of business acquired                                                      184.7               127.8               49.6
    Goodwill                                                                        -                   -                4.2
  Other:
    Expense and charges reimbursed under
     modified coinsurance agreements                                           (131.6)             (104.9)            (225.6)
    Interest expense                                                             13.7                16.0               19.4
                                                                      ------------------ ------------------- ------------------
          Total benefits, losses and expenses                                   550.2               493.5              310.9
                                                                      ------------------ ------------------- ------------------
Income (loss) before income taxes and cumulative
  effect of change in accounting principle                                       63.9               (42.2)              (3.9)

Income tax expense (benefit)                                                      2.5               (12.5)               0.1
                                                                      ------------------ ------------------- ------------------
Income (loss) before cumulative effect of change
  in accounting principle                                                        61.4               (29.7)              (4.0)

Cumulative effect of change in accounting principle                                 -              (135.3)                 -
                                                                      ------------------ ------------------- ------------------
Net income (loss)                                                     $          61.4    $         (165.0)   $          (4.0)
                                                                      ================== =================== ==================
*See Note 1.


The accompanying notes are an integral part of these consolidated financial statements.

                   ING USA Annuity and Life Insurance Company,
                 formerly Golden American Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
                           Consolidated Balance Sheets
                                   (Millions)



                                                                                                   As of December 31,
                                                                                               2003                2002
                                                                                         -----------------   -----------------
Assets

Investments:
  Fixed maturities, available for sale, at fair value
    (amortized cost of $5,047.0 at 2003 and $4,720.1 at 2002)                            $     5,223.3       $     4,936.4
  Equity securities at fair value:
    Investment in mutual funds (cost of $5.3 at 2003 and $22.9 at 2002)                            5.6                19.0
    Mortgage loans on real estate                                                                847.6               482.4
    Policy loans                                                                                  17.5                16.0
    Short-term investments                                                                        17.7                 2.2
                                                                                         -----------------   -----------------
          Total investments                                                                    6,111.7             5,456.0

Cash and cash equivalents                                                                         17.9               148.5
Accrued investment income                                                                         65.4                61.9
Reinsurance recoverable                                                                           13.0               196.9
Deferred policy acquisition costs                                                                835.3               678.0
Value of business acquired                                                                         8.5                 8.5
Receivable for securities sold                                                                    10.2                   -
Due from affiliates                                                                                4.2                   -
Other assets                                                                                      14.7                 5.3
Assets held in separate accounts                                                              17,112.6            11,029.3
                                                                                         -----------------   -----------------
          Total assets                                                                   $    24,193.5       $    17,584.4
                                                                                         =================   =================
Liabilities and Shareholder's Equity
Policy liabilities and accruals:
  Future policy benefits and claims' reserves                                            $     5,277.3       $     5,159.1
                                                                                         -----------------   -----------------
          Total policy liabilities and accruals                                                5,277.3             5,159.1

Surplus notes                                                                                    170.0               170.0
Current income taxes                                                                               3.9                42.4
Deferred income taxes                                                                            126.0                79.8
Dollar roll obligations                                                                          120.1                40.0
Other liabilities                                                                                 31.0                64.7
Liabilities related to separate accounts                                                      17,112.6            11,029.3
                                                                                         -----------------   -----------------
          Total liabilities                                                                   22,840.9            16,585.3
                                                                                         -----------------   -----------------

Shareholder's equity:
  Common stock (250,000 shares authorized, issued and outstanding;
    $10.00 per share par value)                                                                    2.5                 2.5
  Additional paid-in capital                                                                   1,358.4             1,128.4
  Accumulated other comprehensive income                                                          64.2                 2.1
  Retained deficit                                                                               (72.5)             (133.9)
                                                                                         -----------------   -----------------
          Total shareholder's equity                                                           1,352.6               999.1
                                                                                         -----------------   -----------------
          Total liabilities and shareholder's equity                                     $    24,193.5       $    17,584.4
                                                                                         =================   =================


The accompanying notes are an integral part of these consolidated financial statements.

                   ING USA Annuity and Life Insurance Company,
                 formerly Golden American Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
           Consolidated Statements of Changes in Shareholder's Equity
                                   (Millions)



                                                                             Accumulated
                                                              Additional         Other          Retained           Total
                                               Common          Paid-In       Comprehensive      Earnings       Shareholder's
                                               Stock           Capital       Income (Loss)      (Deficit)         Equity
                                           ---------------  --------------- ---------------- ---------------- ----------------

Balance at December 31, 2000               $        2.5     $      583.6    $        (4.1)   $       35.1     $      617.1

  Contribution of capital                                          196.8                                             196.8
  Comprehensive income:
    Net (loss)                                        -                -                -            (4.0)            (4.0)
    Other comprehensive income
      net of tax:
         Unrealized gain on securities
           ($12.2 pretax)                             -                -              7.9               -              7.9
                                                                                                              ----------------
  Comprehensive income                                                                                                 3.9
                                           ---------------  --------------- ---------------- ---------------- ----------------
Balance at December 31, 2001                        2.5            780.4              3.8            31.1            817.8

  Contribution of capital                                          356.3                                              356.3
  Other                                                             (8.3)                                              (8.3)
  Comprehensive income:
    Net (loss)                                        -                -                -          (165.0)           (165.0)
    Other comprehensive income
      net of tax:
         Unrealized (loss) on securities
           ($(2.6) pretax)                            -                -             (1.7)              -              (1.7)
                                                                                                              ----------------
  Comprehensive loss                                                                                                 (166.7)
                                           ---------------  --------------- ---------------- ---------------- ----------------
Balance at December 31, 2002                        2.5          1,128.4              2.1          (133.9)            999.1

  Contribution of capital                             -            230.0                -               -             230.0
  Comprehensive income:
    Net income                                        -                -                -            61.4              61.4
    Other comprehensive income
      net of tax:
         Unrealized gain on securities
           ($95.6 pretax)                             -                -             62.1               -              62.1
                                                                                                              ----------------
  Comprehensive income                                                                                                123.5
                                           ---------------  --------------- ---------------- ---------------- ----------------
Balance at December 31, 2003               $        2.5     $    1,358.4    $      $ 64.2    $      (72.5)    $     1,352.6
                                           ===============  =============== ================ ================ ================


The accompanying notes are an integral part of these consolidated financial statements.

                   ING USA Annuity and Life Insurance Company,
                 formerly Golden American Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
                      Consolidated Statements of Cash Flows
                                   (Millions)




                                                                            Year ended         Year ended          Year ended
                                                                           December 31,       December 31,        December 31,
                                                                               2003               2002                2001
                                                                        -----------------  ------------------  -----------------
Cash Flows from Operating Activities:
  Net income (loss)                                                     $        61.4      $      (165.0)      $        (4.0)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Interest credited and charges on interest sensitive products              306.3              282.2               191.0
      Net realized capital (gains) losses                                        36.2               (4.2)                6.5
      Increase in accrued investment income                                      (3.5)             (39.5)              (13.2)
      Increase in guaranteed benefits reserve                                   (91.6)             107.1                28.2
      Other changes in insurance reserve liabilities                             13.3                  -                   -
      Policy acquisition cost deferred                                         (210.8)            (292.2)             (128.2)
      Amortization of deferred policy acquisition costs                         180.4              121.2                45.2
      Amortization of value of business acquired                                  4.3                6.6                 4.4
      Impairment of goodwill                                                        -              151.3                   -
      Other non-cash reconciling items and other changes in
        assets and liabilities                                                  (87.0)              21.3               110.6
      Provision for deferred income taxes                                        12.8              (85.7)               (0.6)
                                                                        -----------------  ------------------  -----------------
Net cash provided by operating activities                                       221.8              103.1               239.9
                                                                        -----------------  ------------------  -----------------
Cash Flows from Investing Activities:
  Proceeds from the sale, maturity, or repayment of:
    Fixed maturities available for sale                                       7,025.8            7,297.1               880.7
    Equity securities                                                            16.2                7.8                 6.9
    Mortgage loans                                                               51.9              285.0               136.0
  Acquisition of investments:
    Fixed maturities available for sale                                      (7,267.3)         (10,068.3)           (2,070.8)
    Equity securities                                                               -              (22.8)                  -
    Short-term and other investments                                            (15.4)                 -                (4.7)
    Mortgage loans                                                             (417.1)            (553.7)             (250.3)
  Increase in policy loans                                                       (1.5)              (1.2)               (1.5)
  (Increase) decrease in property and equipment                                  (0.7)               1.1                 1.2
  Proceeds from sale of interest in subsidiary                                      -               27.7                   -
  Loss on valuation of interest in subsidiary                                       -                3.0                   -
  Other                                                                             -                0.6                   -
                                                                        -----------------  ------------------  -----------------
Net cash used for investing activities                                         (608.1)          (3,023.7)           (1,302.5)
                                                                        -----------------  ------------------  -----------------
Cash Flows from Financing Activities:
  Deposits and interest credited for investment contracts                     1,383.5            3,818.5             1,933.1
  Maturities and withdrawals from insurance contracts                          (332.3)            (171.2)             (134.8)
  Transfers to separate accounts                                             (1,160.0)          (1,053.8)             (902.9)
  Proceeds received on reinsurance recapture                                    134.5                  -                   -
  Proceeds of notes payable                                                         -                  -                 3.1
  Repayment of notes payable                                                        -               (1.4)               (1.7)
  Proceeds from reciprocal loan agreement borrowings                                -                  -                69.3
  Repayment of reciprocal loan agreement borrowings                                 -              (75.0)              (69.3)
  Contributions of capital by parent                                            230.0              356.3               196.8
                                                                        -----------------  ------------------  -----------------
Net cash provided by financing activities                                       255.7            2,873.4             1,093.6
                                                                        -----------------  ------------------  -----------------
Net increase (decrease) in cash and cash equivalents                           (130.6)             (47.2)               31.0
Cash and cash equivalents, beginning of period                                  148.5              195.7               164.7
                                                                        -----------------  ------------------  -----------------
Cash and cash equivalents, end of period                                $        17.9      $       148.5       $       195.7
                                                                        =================  ==================  =================
Supplemental cash flow information:
    Income taxes (received) paid, net                                   $        28.2      $      (141.5)      $         0.4
                                                                        =================  ==================  =================
    Interest paid                                                       $        13.0      $        20.8       $        15.0
                                                                        =================  ==================  =================

The accompanying notes are an integral part of these consolidated financial statements.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
1.   Significant Accounting Policies

     Principles of Consolidation

     ING USA Annuity and Life Insurance Company (formerly known as Golden American Life Insurance Company) ("ING USA" or the "Company" as appropriate), a wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), is a stock life insurance company organized under the laws of the State of Iowa. ING USA was originally incorporated under the laws of the State of Minnesota on January 2, 1973, in the name of St. Paul Life Insurance Company. On December 21, 1993, the Company redomesticated from Minnesota to Delaware. On January 1, 2004 several events occurred. First, the Company redomesticated from Delaware to Iowa. Secondly, on January 1, 2004 (the "merger date"), Equitable Life Insurance Company of Iowa ("Equitable Life"), USG Annuity & Life Company ("USG") and United Life & Annuity Insurance Company ("ULA") (the "Merger Companies"), merged with and into Golden American Life Insurance Company ("Golden American"). Also on January 1, 2004, immediately after the merger, Golden American changed its name to ING USA Annuity and Life Insurance Company. As of the merger date, the Merger Companies ceased to exist and were merged into ING USA. Lion is an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands. ING USA is authorized to do business in the District of Columbia and all states except New York. ING USA is licensed as a life insurance company under the laws of the State of Delaware until December 31, 2003 and Iowa since January 1, 2004.

     Prior to the merger date, ING USA was a wholly-owned subsidiary of Equitable Life from December 30, 2001 through December 31, 2003. Formerly, from October 24, 1997, until December 30, 2001, Equitable of Iowa Companies, Inc. ("EIC" or "Former Holding Company") directly owned 100% of Golden American's stock.

     On December 3, 2001, the Board of Directors of EIC approved a plan to contribute its holding of stock of Golden American to another wholly-owned subsidiary, Equitable Life. The contribution of stock occurred on December 31, 2001, following approval by the Insurance Department of Delaware.

     As of April 1, 2002, ING USA sold First Golden American Life Insurance Company of New York ("First Golden") to its sister company, ReliaStar Life Insurance Company ("ReliaStar"). ReliaStar, the parent of Security-Connecticut Life Insurance Company ("Security-Connecticut"), which in turn is the parent of ReliaStar Life Insurance Company of New York ("RLNY"), merged the First Golden business into RLNY operations and dissolved First Golden at book value for $27.7 million in cash and a receivable totaling $0.2 million from RLNY. The receivable from RLNY was assumed by Equitable Life, and ultimately by ING. The consideration was based on First Golden's statutory-basis book value. RLNY's payable to the Company was assumed by ING and subsequently forgiven. ING USA realized a loss of $3.0 million related to the sale of First Golden, which was recorded as a capital transaction. Approval for the merger was obtained from the Insurance Departments of the States of New York and Delaware.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     As of October 1, 2003, RLNY's parent, Security-Connecticut merged with and into its parent, ReliaStar.

     Statement  of Financial  Accounting  Standards  ("FAS") No. 141,  "Business
     Combinations" excludes transfers of net assets or exchanges of shares between entities under common control and is therefore covered by
     Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". RLNY presented combined results of operations including First Golden activity as of the beginning of the period ending December 31, 2002. The first three months of First Golden activity is not reflected in the ING USA statement of financial position or other financial information for the period ended December 31, 2002, as the amounts were not material.

     Description of Business

     The Company offers a portfolio of variable and fixed insurance products designed to meet customer needs for a tax-advantaged savings for retirement and protection from death. The Company's variable and fixed insurance products are marketed by broker/dealers, financial institutions, and insurance agents. The Company's primary customers are consumers and corporations.

     Recently Adopted Accounting Standards

     Accounting for Goodwill and Intangible Assets

     During 2002, the Company adopted Financial Accounting Standards Board ("FASB") FAS No. 142, "Goodwill and Other Intangible Assets". The adoption of this standard resulted in an impairment loss of $135.3 million. The Company, in accordance with FAS No. 142, recorded the impairment loss retroactive to the first quarter of 2002; prior quarters of 2002 were restated accordingly. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Application of the nonamortization provision (net of tax) of the standard resulted in an increase in net income of $3.8 million for the twelve months ended December 31, 2002. Had the Company been accounting for goodwill under FAS No. 142 for all periods presented, the Company's net income (loss) would have been as follow:


                                                                                       Year ended
                                                                                      December 31,
     (Millions)                                                                            2001

     Reported net income (loss)                                                     $      (4.0)
     Add back goodwill amortization, net of tax                                             3.8
                                                                                    -----------------
     Adjusted net income (loss)                                                     $      (0.2)
                                                                                    =================

     Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, and FAS No. 138,
     Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB 133, and certain FAS 133 implementation issues". This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. FAS No. 133 was effective for the Company's financial statements beginning January 1, 2001. Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations given the Company's limited derivative holdings and embedded derivatives.

     The Company occasionally purchases a financial instrument that contains a derivative that is "embedded" in the instrument. In addition, the Company's insurance products are reviewed to determine whether they contain an embedded derivative. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument or insurance product (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings or the Company is unable to reliably identify and measure the embedded derivative for separation from its host contracts, the entire contract is carried on the balance sheet at fair value and is not

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     designated as a hedging instrument. The Company did not have embedded derivatives at December 31, 2003 or 2002.

     The Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" recently issued Statement Implementation Issue No. B36, "Embedded Derivatives:
     Modified Coinsurance Arrangements and Debt Instruments" That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The required date of adoption of DIG B36 for the Company was October 1, 2003. The Company completed its evaluation of DIG B36 and determined that the Company had modified coinsurance treaties that required implementation of the guidance. The applicable contracts, however, were determined to generate embedded derivatives with a fair value of zero. Therefore, the guidance, while implemented, did not impact the Company's financial position, results of operations or cash flows.

     Guarantees

     In November 2002, the FASB issued Interpretation No.45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has performed an assessment of its guarantees and believes that all of its guarantees are excluded from the scope of this interpretation.

     Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51" (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     In general, a VIE is a corporation, partnership, limited- liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

     FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

     At December 31, 2003, the Company held the following investments that, for purposes of FIN 46, were evaluated and determined that the investments do not require consolidation in the Company's financial statements:




           Asset Type                                          Purpose                Book Value (1)            Market Value
     ----------------------                              -------------------       -------------------      ------------------
     Private Corporate Securities - synthetic
       leases; project financings; credit tenant
       leases                                            Investment Holdings       $        1,057.2         $       1,114.6

     Foreign Securities - US VIE subsidiaries
       of foreign companies                              Investment Holdings                  190.3                   203.0

     Commercial Mortgage Obligations (CMO)               Investment Holdings                  888.5                   893.9

     Collateralized Debt Obligations (CDO)               Investment Holdings
                                                               and/or
                                                         Collateral Manager                     4.9                     4.3

     Asset-Backed Securities (ABS)                       Investment Holdings                  479.9                   482.3

     Commercial Mortgage Backed Securities (CMBS)        Investment Holdings                  325.4                   342.0

     (1) Represents maximum exposure to loss except for those structures for which the Company also receives asset management fees.


     New Accounting Pronouncements

     In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," which the Company intends to adopt during first quarter 2004. The impact on the financial statements is not known at this time.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Reclassifications and Changes to Prior Year Presentation

     Certain   reclassifications   have  been  made  to  prior  year   financial
     information to conform to the current year classifications.

     During 2003, certain changes were made to the 2002 and 2001 Income Statements to reflect the correct balances. These changes had no impact on net income or net shareholder's equity of the Company. The following summarizes the corrections to each financial statement line item (in millions):



                                                                   Previously
                                                                    Reported                                  Restated
                                                                      2002              Adjustments             2002
                                                               -------------------   ------------------   ------------------
     Fee income                                                $        204.0        $          41.9      $        245.9
                                                               -------------------   ------------------   ------------------
           Total revenue                                       $        409.4        $          41.9      $        451.3
                                                               ===================   ==================   ==================
     Interest credited and other benefits to
       policyholders                                                    276.5                   41.9               318.4
                                                               -------------------   ------------------   ------------------
           Total expense                                       $        451.6        $          41.9      $        493.5
                                                               ===================   ==================   ==================


                                                                   Previously
                                                                    Reported                                  Restated
                                                                      2002              Adjustments             2002
                                                               -------------------   ------------------   ------------------
     Fee income                                                $        188.9        $          30.2      $        219.1
                                                               -------------------   ------------------   ------------------
           Total revenue                                       $        276.8        $          30.2      $        307.0
                                                               ===================   ==================   ==================
     Interest credited and other benefits to
       policyholders                                                    209.0                   30.2               239.2
                                                               -------------------   ------------------   ------------------
           Total expense                                       $        280.7        $          30.2      $        310.9
                                                               ===================   ==================   ==================



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

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

     In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20,
     "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under Issue No. EITF 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the remeasurement date.

     When a decline in fair value is determined to be other than temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

     Realized capital gains and losses on all other investments are included in the consolidated income statements.

     Unrealized capital gains and losses on all other investments are reflected in shareholder's equity, net of related income taxes.

     Purchases and sales of fixed maturities and equity securities (excluding private placements) are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

     Fair values for fixed maturities are obtained from independent pricing services or broker/dealer quotations. Fair values for privately placed bonds are determined using a matrix-based model. The matrix-based model considers the level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     security. The fair values for equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value where applicable.

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

     Short-term investments, consisting primarily of money market instruments and other fixed maturities issues purchased with an original maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.

     The Company's use of derivatives is limited to hedging purposes. The Company enters into interest rate and currency contracts, including swaps, caps, and floors to reduce and manage risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held. Changes in the fair value of open derivative contracts are recorded in net realized capital gains and losses.

     On  occasion,   the  Company  sells  call  options  written  on  underlying securities that are carried at fair value. Changes in fair value of these options are recorded in net realized capital gains or losses.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

     DAC and VOBA are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related expenses.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Activity for the years ended December 31, 2003, 2002 and 2001 within VOBA was as follows:



     (Millions)

     Balance at December 31, 2000                                                   $         25.9

       Adjustment for FAS No. 115                                                             (1.3)
       Interest accrued at 7%                                                                  1.6
       Amortization                                                                           (6.0)
                                                                                    -----------------
     Balance at December 31, 2001                                                             20.2

       Adjustment for FAS No. 115                                                             (5.1)
       Additions                                                                              (3.3)
       Interest accrued at 7%                                                                  1.3
       Amortization                                                                           (4.6)
                                                                                    -----------------
     Balance at December 31, 2002                                                              8.5

       Adjustment for FAS No. 115                                                              4.3
       Additions                                                                                 -
       Interest accrued at (4% - 5%)                                                           0.4
       Amortization                                                                           (4.7)
                                                                                    -----------------
     Balance at December 31, 2003                                                   $          8.5
                                                                                    =================

     The estimated amount of VOBA to be amortized, net of interest, over the next five years is $7.7 million, $5.7 million, $4.1 million, $3.3 million and $2.6 million for the years 2004, 2005, 2006, 2007 and 2008, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

     As part of the regular analysis of DAC/VOBA, at the end of third quarter of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term assumptions for the separate account returns to 9.0% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2002, reflecting a blended return of equity and other sub-accounts. The initial unlocking adjustment in 2002 was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. During 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $91.5 million before tax, or $59.5 million, net of $32.0 million of federal income tax benefit.

     The Company has remained unlocked during 2003, and reset long-term assumptions for the separate account returns from 9.0% to 8.5% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2003, maintaining a blended return of equity and other sub-accounts. The 2003 unlocking adjustment from the previous year was primarily driven by improved market performance. For the year ended December 31, 2003, the Company recorded a deceleration of DAC/VOBA amortization totaling $41.3 million before tax, or $26.9 million, net of $14.4 million of federal income tax expense.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

     Other policyholders' funds include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 2.4% to 7.5% for all years presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest.

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

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Separate Account assets are carried at fair value. At December 31, 2003 and 2002, unrealized gains of $112.8 million and of $133.4 million, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

     Separate Account liabilities are carried at fair value, except for those relating to the guaranteed interest option. Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 2.4% to 7.5% in 2003 and 2.4% to 11.0% in 2002.

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

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Deferred corporate tax is stated at the face value and is calculated for temporary valuation differences between carrying amounts of assets and liabilities in the balance sheet and tax bases based on tax rates that are expected to apply in the period when the assets are realized or the liabilities are settled.

     Deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which the deductible temporary differences can be utilized. A deferred tax asset is recognized for the carryforward of unused tax losses to the extent that it is probable that future taxable profits will be available for compensation.


2.   Investments

     Fixed maturities available for sale as of December 31 were as follows:


                                                                                          Gross          Gross
                                                                         Amortized      Unrealized     Unrealized        Fair
                                                                            Cost          Gains          Losses          Value
                                                                       -------------  -------------  --------------  -------------
     2003

     (Millions)

     U.S. government and government
       agencies and authorities                                        $     23.8     $       0.1    $          -    $      23.9
     State, municipalities and political subdivisions                         5.0               -             0.4            4.6

     U.S. corporate securities:
       Public utilities                                                     482.1            35.7             3.7          514.1
       Other corporate securities                                         2,630.8           128.7            12.1        2,747.4
                                                                       -------------  -------------  --------------  -------------
     Total U.S. corporate securities                                      3,112.9           164.4            15.8        3,261.5
                                                                       -------------  -------------  --------------  -------------
     Foreign securities:
       Government                                                            68.5             1.0             1.0           68.5
       Other                                                                559.7            30.3             5.5          584.5
                                                                       -------------  -------------  --------------  -------------
     Total foreign securities                                               628.2            31.3             6.5          653.0
                                                                       -------------  -------------  --------------  -------------
     Mortgage-backed securities                                             790.0             6.0             4.6          791.4
     Other assets-backed securities                                         487.1             5.5             3.7          488.9
                                                                       -------------  -------------  --------------  -------------
     Total fixed maturities                                            $  5,047.0     $     207.3    $       31.0    $   5,223.3
                                                                       =============  =============  ==============  =============

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Fixed maturities available for sale as of December 31 were as follows:


                                                                                          Gross          Gross
                                                                         Amortized      Unrealized     Unrealized        Fair
                                                                            Cost          Gains          Losses          Value
                                                                       -------------  -------------  --------------  -------------
     2002

     (Millions)

     U.S. government and government
       agencies and authorities                                        $    207.3     $       2.3    $        0.1    $     209.5

     U.S. corporate securities:
       Public utilities                                                     335.7            15.5             1.9          349.3
       Other corporate securities                                         2,739.5           163.2             6.4        2,896.4
                                                                       -------------  -------------  --------------  -------------
     Total U.S. corporate securities                                      3,075.2           178.7             8.3        3,245.7
                                                                       -------------  -------------  --------------  -------------

     Foreign securities:
       Government                                                            64.8             2.9               -           67.7
       Other                                                                436.3            27.7             2.6          461.3
                                                                       -------------  -------------  --------------  -------------
     Total foreign securities                                               501.1            30.6             2.6          529.0
                                                                       -------------  -------------  --------------  -------------
     Mortgage-backed securities                                             641.7            12.0             0.2          653.5

     Other assets-backed securities                                         294.8             7.0             3.1          298.7
                                                                       -------------  -------------  --------------  -------------
     Total fixed maturities                                            $  4,720.1     $     230.6    $       14.3    $   4,936.4
                                                                       =============  =============  ==============  =============

     At December 31, 2003 and 2002, net unrealized appreciation is $176.3 million and $216.3 million, respectively, on available-for-sale fixed maturities.

     The aggregate unrealized losses and related fair values of investments with unrealized losses as of December 31, 2003, are shown below by duration:


                                                                                   Unrealized         Fair
                                                                                      Loss            Value
                                                                                  ------------     -----------
     (Millions)

     Duration category:
       Less than six months below cost                                            $      9.3       $    675.3
       More than six months and less than twelve months below cost                      20.4            679.7
       More than twelve months below cost                                                1.3              7.9
                                                                                  ------------     -----------
     Fixed maturities                                                             $     31.0       $  1,362.9
                                                                                  ============     ===========

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Of the losses more than 6 months and less than 12 months in duration of $20.4 million, there were $9.1 million in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. Business and operating fundamentals are performing as expected. The remaining losses of $11.3 million as of December 31, 2003 included the following significant items:

          $3.6 million of unrealized losses related to securities reviewed for impairment under the guidance prescribed by EITF 99-20. This category includes U.S. government-backed securities, principal protected securities and structured securities which did not have an adverse change in cash flows for which the carrying amount was $195.1 million.

          $6.3 million of unrealized losses relating to the energy/utility industry, for which the carrying amount was $125.7 million. During 2003, the energy sector recovered due to a gradually improving economic picture and the lack of any material accounting irregularities similar to those experienced in the prior two years. The Company's year-end analysis indicates that the Company expects the debt to be serviced in accordance with the contractual terms.

          The remaining unrealized losses totaling $1.4 million relate to a carrying amount of $61.9 million.

     Of the losses more than 12 months in duration of $1.3 million, there were $0.6 million related to securities reviewed for impairment under the guidance prescribed by EITF 99-20. This category includes U.S. government-backed securities, principal protected securities and structured securities which did not have an adverse change in cash flows for which the carrying amount was $4.0 million.

     The amortized cost and fair value of total fixed maturities for the year-ended December 31, 2003 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.


                                                                                   Amortized          Fair
                                                                                      Cost            Value
                                                                                  ------------     -----------
     (Millions)

     Due to mature:
       One year or less                                                           $      30.6      $     31.0
       After one year through five years                                                880.9           921.1
       After five years through ten years                                             1,866.6         1,962.7
       After ten years                                                                  666.4           686.2
       Mortgage-backed securities                                                     1,115.4         1,133.3
       Other asset-backed securities                                                    487.1           489.0
                                                                                  ------------     -----------
     Fixed maturities                                                             $   5,047.0      $  5,223.3
                                                                                  ============     ===========

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     At December 31, 2003 and 2002, fixed maturities with fair values of $2.9 million and $7.5 million, respectively, were on deposit as required by regulatory authorities.

     The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 2003.

     Beginning in April 2001, the Company entered into reverse dollar repurchase agreement and reverse repurchase agreement transactions to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. The dollar rolls and reverse repurchase agreements are accounted for as short-term collateralized financings and the repurchase obligation is reported on the Consolidated Balance Sheets. The repurchase obligation totaled $120.1 and $40.0 million at December 31, 2003 and 2002, respectively.

     The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2003. The Company believes the counterparties to the dollar roll and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

     During 2003, the Company determined that five fixed maturities had other than temporary impairments. As a result, at December 31, 2003, the Company recognized a pre-tax loss of $5.7 million to reduce the carrying value of the fixed maturities to their fair value of $4.2 million. During 2002, the Company determined that thirteen fixed maturities had other than temporary impairments. As a result, at December 31, 2002, the Company recognized a pre-tax loss of $8.9 million to reduce the carrying value of the fixed maturities to their combined fair value of $123.5 million. During 2001, the Company determined that ten fixed maturities had other than temporary impairments. As a result, at December 31, 2001, the Company recognized a pre-tax loss of $0.7 million to reduce the carrying value of the fixed maturities to their fair value of $0.7 million.


3.   Financial Instruments

     Estimated Fair Value

The following disclosures are made in accordance with the requirements of FAS No. 107, "Disclosures about Fair Value of Financial Instruments". FAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

     Investment contract liabilities (included in future policy benefits and claims' reserves):

     With a fixed maturity: Fair value is estimated by discounting cash flows at interest rates currently being offered by, or available to, the Company for similar contracts.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Without a fixed maturity: Fair value is estimated as the amount payable to the policyholder upon demand. However, the Company has the right under such contracts to delay payment of withdrawals which may ultimately result in paying an amount different than that determined to be payable on demand.

     Liabilities related to separate accounts: Liabilities related to separate accounts are reported at full account value in the Company's historical balance sheet. Estimated fair values of separate account liabilities are equal to their carrying amount.

     The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 2003 and 2002 were as follows:



                                                                           2003                            2002
                                                                --------------------------      --------------------------
                                                                 Carrying          Fair          Carrying          Fair
                                                                   Value           Value           Value           Value
                                                                ----------       ---------      ----------       ---------
      (Millions)

      Assets:
        Fixed maturity                                          $ 5,223.3        $ 5,223.3      $ 4,936.4        $ 4,936.4
        Equity securities                                             5.6              5.6           19.0             19.0
        Mortgage loans on real estate                               847.6            878.1          482.4            522.2
        Policy loans                                                 17.5             17.5           16.0             16.0
        Cash and short-term investments                              35.6             35.6          150.7            150.7
        Assets held in separate accounts                         17,112.6         17,112.6       11,029.3         11,029.3

      Liabilities:
        Surplus notes                                               170.0            267.7          170.0            260.0
        Investment contract liabilities:
          Deferred annuities                                      5,180.2          4,872.0        5,128.0          4,802.9
          Supplementary contracts and
            immediate annuities                                      12.9             12.9            8.0              8.0
          Liabilities related to separate account                17,112.6         17,112.6       11,029.3         11,029.3


     Fair  value  estimates  are made at a  specific  point  in  time,  based on available market information and judgment about various financial instruments, such as estimates of timing and amounts of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company's management of interest rate, price and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

    Derivative Financial Instruments

     Interest Rate Swaps

     Interest rate swaps are used to manage the interest rate risk in the Company's bond portfolio as well as the Company's liabilities. Interest rate swaps represent contracts that require the exchange of cash flows at regular interim periods, typically monthly or quarterly. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of December 31, 2003 were $250.0 million, $22.8 million and $22.8 million, respectively. The Company did not have interest rate swaps at December 31, 2002.


4.   Net Investment Income

     Sources of net investment income were as follows:


                                                               Year ended          Year ended          Year ended
                                                              December 31,        December 31,        December 31,
                                                                  2003                2002                2001
                                                         ------------------- -------------------- -------------------
     (Millions)
     Fixed maturities                                    $           287.7   $            185.6   $            83.7
     Mortgage loans                                                   36.2                 19.6                11.2
     Policy loans                                                      0.8                  0.6                 0.8
     Short-term investments and cash equivalents                       0.7                  2.6                 2.6
     Other                                                            16.1                  0.4                 0.6
                                                         ------------------- -------------------- -------------------
     Gross investment income                                         341.5                208.8                98.9

     Less: investment expenses                                        21.2                 11.1                 4.5
                                                         ------------------- -------------------- -------------------
     Net investment                                      $           320.3   $            197.7   $            94.4
                                                         =================== ==================== ===================


5.   Dividend Restrictions and Shareholder's Equity

     The Company's ability to pay dividends to its Parent is subject to the prior approval of insurance regulatory authorities for payment of dividends, which exceed an annual limit. The Company did not pay common stock dividends during 2003, 2002 and 2001.

     The Insurance Departments of the State of Delaware and the State of Iowa (the "Department") recognize as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net income (loss) was $7.6 million, $(303.0) million, and $(156.4) million for the years ended December 31, 2003, 2002 and 2001, respectively. Statutory capital and surplus was $733.9 million and $424.9 million as of December 31, 2003 and 2002, respectively.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     As of December 31, 2003, the Company does not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

     The Company maintains a $40.0 million revolving note facility with ING America Insurance Holdings, Inc. ("ING AIH"), a perpetual $75.0 million revolving note facility with Bank of New York and a $125.0 million revolving note facility with SunTrust Bank, which expires on July 30, 2004.


6.   Capital Gains and Losses

     Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold. Net realized capital (losses) gains on investments were as follows:


                                                                           Year ended         Year ended         Year ended
                                                                          December 31,       December 31,       December 31,
     (Millions)                                                               2003               2002               2001
                                                                       -----------------  -----------------  ------------------

     Fixed maturities                                                  $          99.7    $           4.2    $          (4.9)
     Equity securities                                                            (1.0)                 -               (1.6)
     Derivatives                                                                (134.9)                 -                  -
                                                                       -----------------  -----------------  ------------------
     Pretax realized capital gains (losses)                            $         (36.2)   $           4.2    $          (6.5)
                                                                       =================  =================  ==================
     After-tax realized capital gains (losses)                         $         (23.5)   $           2.7    $          (4.2)
                                                                       =================  =================  ==================

     Proceeds from the sale of total fixed maturities and the related gross gains and losses were as follows:


                                                                           Year ended         Year ended         Year ended
                                                                          December 31,       December 31,       December 31,
     (Millions)                                                               2003               2002               2001
                                                                       -----------------  -----------------  ------------------
     Proceeds on sales                                                 $       5,806.4    $       6,281.7    $         880.7
     Gross gains                                                                 136.3               76.8                6.9
     Gross losses                                                                 36.6               72.6               11.8


ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Changes in shareholder's equity related to changes in accumulated other comprehensive income were as follows:


                                                                          Year ended         Year ended         Year ended
                                                                          December 31,       December 31,       December 31,
     (Millions)                                                               2003               2002               2001
                                                                       -----------------  -----------------  ------------------

     Fixed maturities                                                  $        (40.0)    $         204.0    $          18.4
     Equity securities                                                            4.2                (3.9)                 -
     DAC/VOBA                                                                   131.4              (202.8)              (8.4)
                                                                       -----------------  -----------------  ------------------
     Subtotal                                                                    95.6                (2.7)              10.0

     Increase in deferred income taxes                                           33.5                1.0                 2.1
                                                                       -----------------  -----------------  ------------------
     Net changes in accumulated other
       comprehensive income (loss)                                     $         62.1     $         (1.7)    $           7.9
                                                                       =================  =================  ==================

     Shareholder's equity included the following accumulated other comprehensive income (loss):


                                                                             As of               As of             As of
                                                                          December 31,        December 31,      December 31,
     (Millions)                                                              2003                2002              2001
                                                                       -----------------  -----------------  ------------------
     Net unrealized capital gains (losses):
       Fixed maturities                                                $         176.3    $         216.3    $           12.3
       Equity securities                                                           0.3               (3.9)                  -
       DAC/VOBA                                                                  (77.8)            (209.2)               (6.4)
                                                                       -----------------  -----------------  ------------------
     Subtotal                                                                     98.8                3.2                 5.9

     Less: deferred income taxes                                                  34.6                1.1                 2.1
                                                                       -----------------  -----------------  ------------------
     Net accumulated other comprehensive
       income                                                          $          64.2    $           2.1    $            3.8
                                                                       =================  =================  ==================



     Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, were as follows:


                                                                          Year ended         Year ended         Year ended
                                                                          December 31,       December 31,       December 31,
     (Millions)                                                               2003               2002               2001
                                                                       -----------------  -----------------  ------------------

     Unrealized holding gains (losses) arising the year(1)             $         (2.1)    $         (8.7)    $           11.1

     Less: reclassification adjustment for gains (losses)
       and other items included in net income(2)                                 64.2                7.0                 (3.2)
                                                                       -----------------  -----------------  ------------------

     Net unrealized gains (losses) on securities                       $         62.1    $          (1.7)    $            7.9
                                                                       =================  =================  ==================

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     (1) Pretax unrealized holding gains (losses) arising during the year were $(3.3) million, $(13.4) million and $17.1 million for the years ended
          December  31,   2003,   2002  and  2001,   respectively.
     (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $98.8 million, $10.8 million and $(4.9) million for the years ended December 31, 2003, 2002 and 2001, respectively.


7.   Severance

     In December 2001, ING announced its intentions to further integrate and streamline the U.S. based operations of ING Americas, (which includes the Company), in order to build a more customer-focused organization. During the first quarter 2003, the Company performed a detail analysis of its severance accrual. As part of this analysis, the Company corrected the initial planned number of people to eliminate from 252 to 228 (corrected from the 2002 Annual Report on Form 10K) and extended the date of expected completion for severance actions to June 30, 2003. Activity for the year ended December 31, 2003 within the severance liability and positions elimination related to such actions were as follows:


                                                                                     Severance
     (Millions)                                                                      Liability        Positions
                                                                                  ---------------  ---------------

     Balance at December 31, 2002                                                 $         0.8               34
       Payments                                                                            (0.8)               -
       Positions eliminated due to internal replacement jobs                                  -              (34)
                                                                                  ---------------  ---------------
     Balance at December 31, 2003                                                 $           -                -
                                                                                  ===============  ===============


8.   Income Taxes

     In 2003 and 2002, ING USA joined in the filing of a consolidated federal income tax return with its former parent, Equitable Life and other affiliates. The Company had a tax allocation agreement with Equitable Life whereby the Company was charged for taxes it would have incurred were it not a member of the consolidated group and was credited for losses at the statutory tax rate. Prior to joining the Equitable Life consolidated group, the Company was the parent of a different consolidated group.

     At December 31, 2003, the Company has net operating loss carryforwards of approximately $206.5 million for federal income tax purposes which are available to offset future taxable income. If not used, these carryforwards will expire between 2014 and 2016.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Income tax expense (benefit) from continuing operations included in the consolidated financial statements are as follows:


                                                                      Year ended         Year ended          Year ended
                                                                     December 31,       December 31,        December 31,
     (Millions)                                                          2003               2002                2001
                                                                   -----------------  -----------------   -----------------
     Current taxes (benefits):
       Federal                                                     $        (10.3)    $        (98.2)     $           0.6
                                                                   -----------------  -----------------   -----------------
         Total current taxes (benefits)                                     (10.3)             (98.2)                 0.6
                                                                   -----------------  -----------------   -----------------
     Deferred taxes (benefits):
       Operations and capital loss carryforwards                             53.3               (3.9)               (55.3)
       Other federal deferred taxes                                         (40.5)              89.6                 54.8
                                                                   -----------------  -----------------   -----------------
         Total deferred taxes (benefits)                                     12.8               85.7                 (0.5)
                                                                   -----------------  -----------------   -----------------
     Total income tax expense                                      $          2.5            $ (12.5)     $           0.1
                                                                   =================  =================   =================


     Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:



                                                                       Year ended        Year ended,         Year ended,
                                                                      December 31,       December 31,        December 31,
     (Millions)                                                           2003               2002                2001
                                                                   -----------------  -----------------   -----------------
     Income before income taxes                                    $         63.9     $        (42.2)     $         (3.9)
     Tax rate                                                                  35%                35%                 35%
                                                                   -----------------  -----------------   -----------------
     Income tax at federal statutory rate                                    22.4              (14.8)               (1.4)
     Tax effect of:
       Goodwill amortization                                                    -                  -                 1.0
       Meals and entertainment                                                0.3                0.6                 0.5
       Dividend received deduction                                          (10.8)                 -                   -
       Refinement of deferred tax balances                                   (9.5)                 -                   -
       Other                                                                  0.1                1.7                   -
                                                                   -----------------  -----------------   -----------------
     Income taxes                                                  $          2.5     $        (12.5)     $          0.1
                                                                   =================  =================   =================

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:


         (Millions)                                                                2003               2002
                                                                            -----------------  -----------------

         Deferred tax assets:
           Operations and capital loss carryforwards                        $          72.3    $        125.6
           Future policy benefits                                                      86.9             134.5
           Goodwill                                                                     9.8              11.1
           Investments                                                                  0.2               0.2
           Other                                                                       12.2                 -
                                                                            -----------------  -----------------
                  Total gross assets                                                  181.4             271.4
                                                                            -----------------  -----------------

         Deferred tax liabilities:
           Unrealized gains on investments                                            (61.9)            (74.3)
           Deferred policy acquisition cost                                          (232.6)           (254.8)
           Value of purchased insurance in force                                       (3.0)             (5.0)
           Other                                                                       (9.9)            (17.1)
                                                                            -----------------  -----------------
         Deferred tax liability before allowance                                     (307.4)           (351.2)
                                                                            -----------------  -----------------
         Valuation allowance                                                              -                 -
                                                                            -----------------  -----------------
         Net deferred income tax liability                                  $        (126.0)   $        (79.8)
                                                                            =================  =================


     The Company establishes reserves for possible proposed adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against any such adjustments.


9.   Benefit Plans

     Defined Benefit Plan

     ING North America Insurance Corporation ("ING North America") sponsors the ING Americas Retirement Plan (the "Retirement Plan"), effective as of December 31, 2001. Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees) are eligible to participate, including the Company's employees.

     The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earn a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees' participation in the Retirement Plan were $7.3 million for 2003, $3.4 million for 2002, and $1.2 million for 2001, respectively.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Defined Contribution Plan

     ING North America sponsors the ING Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees) are eligible to participate, including the Company's employees. The Savings Plan is a tax-qualified profit sharing and stock bonus plan, which includes an employee stock ownership plan ("ESOP") component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. All matching contributions are subject to a 4-year graded vesting schedule (although certain specified participants are subject to a 5-year graded vesting schedule). All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges of operations of the Company for the Savings Plan were $2.3 million in 2003, $2.3 million in 2002, and $0.9 million in 2001, respectively.

     Other Benefit Plans

     During 2003 and 2002,  benefit  charges to the  Company  related to the ING
     Americas  Supplemental   Executive  Retirement  Plan  that  covers  certain
     employees of the Company were not significant.


10.  Related Party Transactions

     Operating Agreements

     The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

          Resources and services are provided to Security Life of Denver Insurance Company ("SLDIC) and Southland Life Insurance Company
          ("SLIC"). For the years ended December 31, 2003, 2002 and 2001 revenues for these services, which reduced general expenses incurred, were $4.8 million, $4.2 million and $0.3 million, respectively for SLDIC and $1.6 million, $1.0 million and $0.1 million, respectively for SLIC.

          Underwriting and distribution agreement with Directed Services, Inc. ("DSI"), for the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's' variable products and appoint representatives of the broker/dealers as agents. For the years ended December 31, 2003, 2002 and 2001 commission expenses were incurred in the amounts of $253.8 million, $282.9 million and $229.7 million, respectively.

          Asset management agreement with ING Investment Management LLC ("IIM"), in which IIM provides asset management and accounting services. The Company records a fee, which is paid quarterly, based on the value of

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

          the assets under management. For the years ended December 31, 2003, 2002 and 2001 expenses were incurred in the amounts of $20.8 million, $11.0 million and $4.4 million, respectively.

          Service agreement with Equitable Life in which administrative and financial related services are provided. For the years ended December 31, 2003, 2002 and 2001 expenses were incurred in the amounts of $2.4 million, $0.6 million and $0.3 million, respectively.

          Managerial and supervisory services to DSI. The fee paid by DSI for these services is calculated as a percentage of average assets in the variable separate accounts. For the years ended December 31, 2003, 2002 and 2001 revenue for these services was $26.0 million, $23.7 million and $23.1 million, respectively.

          Advisory, computer, and other resources and services are provided to Equitable Life and United Life & Annuity Insurance Company ("ULAIC"). For the years ended December 31, 2003, 2002 and 2001 revenues for these services, which reduced general expenses incurred, totaled $10.8 million, $9.8 million and $8.2 million, respectively for Equitable Life and $0.3 million, $0.3 million and $0.4 million, respectively for ULAIC.

          Expense sharing agreements with ING AIH for administrative, management, financial, and information technology services, which were approved in 2001. For the years ended December 31, 2003 and 2002, ING USA incurred expenses of $30.2 million and $41.0 million, respectively.

          Guaranty agreement with Equitable Life. In consideration of an annual fee, payable June 30, Equitable Life guarantees that it will make funds available, if needed, to pay the contractual claims made under the provisions of ING USA's life insurance and annuity contracts. The agreement is not, and nothing contained therein or done pursuant thereto by Equitable Life shall be deemed to constitute, a direct or indirect guaranty by Equitable Life of the payment of any debt or other obligation, indebtedness, or liability, of any kind or character whatsoever, of ING USA. The agreement does not guarantee the value of the underlying assets held in separate accounts in which funds of variable life insurance and variable annuity policies have been invested. The calculation of the annual fee is based on risk based capital. No amounts were payable under this agreement as of December 31, 2003, 2002 and 2001.

     Reinsurance Agreements

     ING USA participates in a modified coinsurance agreement with Equitable Life, covering a considerable portion of ING USA's variable annuities issued on or after January 1, 2000, excluding those with an interest rate guarantee. The financial statements are presented net of the effects of the agreement.

     Under this agreement, ING USA received a net reimbursement of expenses and charges of $132.5 million, $100.9 million and $224.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. This was offset by a decrease in policy acquisition costs deferred of $182.1 million, $143.5 million and $257.5 million, respectively, for the same periods. At December 31, 2003, 2002 and 2001, ING USA also had a payable to Equitable Life of $34.5 million, $7.1 million, and $22.6 million, respectively, due to the

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     overpayment by Equitable Life of the cash settlement for the modified coinsurance agreement.

     ING USA entered into a reinsurance agreement with Security Life of Denver International, Ltd. ("SLDI"), an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued after January 1, 2000. In March 2003, the Company amended its reinsurance agreement with SLDI. Under this amendment, the Company terminated the reinsurance agreement for all inforce and new business and recaptured all inforce business reinsured under the reinsurance agreement between the Company and SLDI retroactive to January 1, 2003 and the Company reduced its reinsurance recoverable related to these liabilities by $150.1 million. On March 28, 2003, SLDI transferred assets to the Company in the amount of $185.6 million. The difference in amounts transferred on March 28, 2003 and the reduction of the reinsurance recoverables as of January 1, 2003 reflects adjustments on the investment of the reinsurance recoverable as of January 1, 2003 reflects adjustments on the investment income on the assets and letter of credit costs between January 1, 2003 and the date of the asset transfer. It also encompasses the net effect of a recapture fee paid in the amount of $5.0 million offset by the receipt of a $24.1 million negative ceding commission. The net impact of which was deferred in policy acquisition costs and is being amortized over the period of estimated future profits.

     Reciprocal Loan Agreement

     ING USA maintains a reciprocal loan agreement with ING AIH, a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which expires December 31, 2007, ING USA and ING AIH can borrow up to $40.0 million from one another. Prior to lending funds to ING AIH, ING USA must obtain the approval from the Department of Insurance of the State of Delaware. Interest on any ING USA borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, ING USA incurred interest expense of $66,087, $33,000, and $26,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, 2002 and 2001, ING USA did not have any borrowings or receivables from ING AIH under this agreement.

     Surplus Notes

     ING USA issued multiple 30-year surplus notes (see below table). Payment of the notes and related accrued interest is subordinate to payments due to policyholders, claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of ING USA. Any payment of principal and/or interest made is subject to the prior

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     approval of the Delaware Insurance Commissioner. Interest expense for the years ended December 31:


     (Millions)

      Surplus                                            Maturity
        Note     Amount      Affiliate                     Date             2003        2002         2001

        8.2%      50.0    *Equitable Life                12/29/2029            -         2.0          4.1
        8.0%      35.0     Security Life of Denver       12/7/2029           2.8         2.8          2.8
        7.8%      75.0     Equitable Life                9/29/2029           5.8         5.8          5.8
        7.3%      60.0     Equitable Life                12/29/2028          4.4         4.4          4.4
        8.3%      25.0    *Equitable Life                12/17/2026            -         1.0          2.1


     *Surplus notes redeemed June 28, 2002.

     Capital Transactions

     During 2003, 2002 and 2001, ING USA received capital contributions of $230.0 million, $356.3 million and $196.8 million respectively.


11.  Reinsurance

     At December 31, 2003, ING USA had reinsurance treaties with four unaffiliated reinsurers and two affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. ING USA remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

     Reinsurance ceded in force for life mortality risks were $79.3 million and $90.7 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the Company had net receivables of $13.0 million and $196.9 million, respectively for reinsurance claims, reserve credits, or other receivables from these reinsurers. At December 31, 2003 and 2002, respectively, these net receivables were comprised of the following: $15.0 million and $36.7 million for claims recoverable from reinsurers; $5.8 million and $6.3 million payable for reinsurance premiums; $(20.2) million and $137.2 million for reserve credits; and $21.1 million and $24.0 million for reinsured surrenders and allowances due from an unaffiliated reinsurer. Included in the accompanying consolidated financial statements, excluding the modified coinsurance agreements, are net considerations to reinsurers of $8.9 million, $50.8 million and $30.3 million and net policy benefits recoveries of $34.1 million, $49.5 million and $21.8 million for the years ended December 21, 2003, 2002 and 2001, respectively.

     ING USA participates in a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying consolidated financial statements are presented net of the effects of the treaty which increased (decreased) income by $(1.9) million, $(2.9) million and $(0.5) million for the years ended December 31, 2003, 2002 and 2001, respectively.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.  Commitments and Contingent Liabilities

     Leases

     For the year ended December 31, 2003 and 2002 rent expense for leases was $2.6 million and $2.4 million, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2004 through 2008 are estimated to be $2.2 million, $2.3 million, $2.4 million, $2.4 million and $2.4 million, respectively, and $3.4 million, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2003 and 2002, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $25.2 million and $77.0 million, respectively.

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

     Other Regulatory Matters

     Like many financial services companies, certain U.S. affiliates of ING Groep N.V. have received informal and formal requests for information since September 2003 from various governmental and self-regulatory agencies in connection with investigations related to mutual funds and variable insurance products. ING has cooperated fully with each request.

     In addition to responding to regulatory requests, ING management initiated an internal review of trading in ING insurance, retirement, and mutual fund products. The goal of this review has been to identify whether there have

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     been any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel. This internal review is being conducted by independent special counsel and auditors. Additionally, ING reviewed its controls and procedures in a continuing effort to deter improper frequent trading in ING products. ING's internal reviews related to mutual fund trading are continuing.

     The internal review has identified several arrangements allowing third parties to engage in frequent trading of mutual funds within our variable insurance and mutual fund products, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Most of the identified arrangements were initiated prior to ING's acquisition of the businesses in question. In each arrangement identified, ING has terminated the inappropriate trading, taken steps to discipline or terminate employees who were involved, and modified policies and procedures to deter inappropriate activity. While the review is not completed, management believes the activity identified does not represent a systemic problem in the businesses involved.

     These instances included agreements (initiated in 1998) that permitted one variable life insurance customer of Reliastar Life Insurance Company ("Reliastar") to engage in frequent trading, and to submit orders until 4pm Central Time, instead of 4pm Eastern Time. Reliastar was acquired by ING in 2000. The late trading arrangement was immediately terminated when current senior management became aware of it in 2002. ING believes that no profits were realized by the customer from the late trading aspect of the arrangement.

     In addition, the review has identified five arrangements that allowed frequent trading of funds within variable insurance products issued by Reliastar and by ING USA; and in certain ING Funds. ING entities did not receive special benefits in return for any of these arrangements, which have all been terminated. The internal review also identified two investment professionals who engaged in improper frequent trading in ING Funds.

     ING  will  reimburse  any  ING  Fund  or  its   shareholders   affected  by
     inappropriate trading for any profits that accrued to any person who engaged in improper frequent trading for which ING is responsible. Management believes that the total amount of such reimbursements will not be material to ING or its U.S. business.


13.  Subsequent Event

     On January 1, 2004, Equitable Life, USG, and ULA, merged with and into the Company. Also on January 1, 2004, immediately after the merger, the Company changed its name to ING USA Annuity and Life Insurance Company. As of the merger date, the Merger Companies ceased to exist and were succeeded by ING USA.

     The merger was accounted for based on the pooling-of-interests method. FAS 141, excludes transfers of net assets or exchanges of shares between entities under common control, and notes that certain provisions under APB 16, provide a source of guidance for such transactions.

ING USA Annuity and Life Insurance Company,
formerly Golden American Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Prior to the merger date, the Merger Companies were affiliated companies of ING USA and indirect, wholly-owned subsidiaries of ING. Equitable Life was domiciled in Iowa and offered various insurance products, including deferred and immediate annuities, variable annuities, and interest sensitive and traditional life insurance. ULA was also domiciled in Iowa and primarily offered annuity related insurance products, as well as life and health insurance that was ceded to other insurers. USG was domiciled in Oklahoma and offered various insurance products, including deferred fixed annuities, immediate annuities, and interest-sensitive life insurance.

     A Form 8-K for ING USA describing the merger, was filed on January 4, 2004 and includes unaudited pro forma condensed consolidated financial information as of, and for the periods ended, September 30, 2003 and 2002, and December 31, 2002, 2001, and 2000. Revenue and net income for the period ended December 31, 2003, had the pooling been consummated at the date of the financial statements, is $1,509.5 million and $57.3 million, respectively (unaudited).

QUARTERLY DATA (UNAUDITED)



(Millions)

2003                                                   First             Second             Third            Fourth
----                                               ---------------   ---------------   ----------------  ----------------
Total revenue                                      $       173.1     $       150.3     $        159.8    $        130.9
                                                   ---------------   ---------------   ----------------  ----------------
Income (loss) before income taxes                          (12.4)             60.3*              (1.0)             17.0
Income tax expense (benefit)                                (4.3)             19.4               (7.8)             (4.8)
                                                   ---------------   ---------------   ----------------  ----------------
Net income (loss)                                   $       (8.1)             40.9     $          6.8    $         21.8
                                                   ===============   ===============   ================  ================

(Millions)

2002                                                   First             Second             Third            Fourth
----                                               ---------------   ---------------   ----------------  ----------------
Total revenue previously reported                  $        69.4     $        89.2     $        141.4    $        109.4
    Adjustment (see Note 1)                                 12.6              12.6               11.1               5.6
                                                   ---------------   ---------------   ----------------  ----------------
Total revenue restated                                      82.0             101.8              152.5             115.0
                                                   ---------------   ---------------   ----------------  ----------------
Income (loss) before income taxes                           (3.2)            (16.0)             (60.2)             37.2
Income tax expense (benefit)                                (1.0)             (5.5)             (19.2)             13.2
                                                   ---------------   ---------------   ----------------  ----------------
Income (loss) before cumulative effect
    of change in accounting principle                       (2.2)            (10.5)             (41.0)             24.0
                                                   ---------------   ---------------   ----------------  ----------------
Cumulative effect of change in accounting
    principle                                             (135.3)                -                  -                 -
                                                   ---------------   ---------------   ----------------  ----------------
Net income (loss)                                   $     (137.5)    $       (10.5)    $        (41.0)   $         24.0
                                                   ===============   ===============   ================  ================


* The Amendment No. 1 on Form 10-Q/A was filed with respect to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the Securities and Exchange Commission on August 12, 2003. The amendment No. 1 reflected an adjustment to the Company's net income for the six months ended June 30, 2003 and did not impact results for the three months ended June 30, 2003. The adjustment for the six months ended June 30, 2003 related to a transposition error in the line item "Policy acquisition costs deferred," with a corresponding tax effect in the line item "Income tax expense (Benefit)" in Part 1, Item I, Condensed Consolidated Statements of Income. Consequently, Part I, Item 2, Management's Narrative Analysis of the Results of Operations and Financial Condition, was updated to reflect these adjustments. Additionally, in accordance with Regulation S-X, the Certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 were attached as exhibits to the 10-Q/A in Part II, Item 6, Exhibits and Reports on Form 8-K. The Amendment No. 1 did not contain updates to reflect any events occurring after the original August 12, 2003 filing of the Company's Form 10-Q for the quarterly period ended June 30, 2003. All information contained in the Amendment No. 1 was subject to updating and supplementing as provided in the Company's reports filed with the Securities and Exchange Commission, as may be amended, for periods subsequent to the date of the original filing of the Form 10-Q for the quarterly period ended June 30, 2003.

GE>


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.  Controls and Procedures

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


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002:

          a)   Code of Ethics for Financial Professionals
               ------------------------------------------
               The Company has approved and adopted a Code of Ethics for Financial Professionals (attached as Exhibit 14), pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8-K filing.

          b)   Designation of Board Financial
               ------------------------------
               Expert The Company has designated David A. Wheat, Director and Chief Financial Officer of the Company, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Because the Company is a wholly-owned subsidiary of Lion, it does not have any outside directors.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13.      Certain Relationships and Related Transactions

              Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.      Principal Accountant Fees and Services

              Omitted pursuant to General Instruction I(2) of Form 10-K.

                                     PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

         (a) The following documents are filed as part of this report:
             1. Financial statements. See Item 8 on Page 18.
             2. Financial statement schedules. See Index to Consolidated
                Financial Statement Schedules on Page 62.

Exhibits

              1.(a) Underwriting Agreement between Golden American Life Insurance Company ("Golden American" or "Registrant") and Directed Services, Inc., incorporated by reference from Exhibit 1 to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission ("SEC") on or about February 17, 1998 (File No. 333-87272).

              2.(a) Agreement and Plan of Merger dated June 25, 2003, by and between USG Annuity & Life Company, United Life & Annuity Insurance Company, Equitable Life Insurance Company of Iowa and Golden American, incorporated by reference in Exhibit 99-8 in the Company's Form 8K filed with the SEC on January 2, 2004 (File No. 333-87270).

              3.(a)(i) Articles of Incorporation and By-Laws Articles of Incorporation of Golden American, incorporated by reference from Exhibit 3(a) to Registrant's Registration Statement on Form S-1 filed with the SEC on June 30, 2000 (File No. 333-40596).

                   (ii) Restated Articles of Incorporation of Golden American dated June 25, 2003, providing for the redomestication of the Company to Iowa, effective January 1, 2004.

                   (iii) Amendment to Articles of Incorporation of Golden American to change the Company's name to ING USA Annuity and Life Insurance Company dated November 11, 2003, effective January 1, 2004.

                (b)(i) By-laws of Golden American, as amended, incorporated by reference from Exhibit 3(b)(ii) to the Registrant's Registration Statement on Form S-1 filed with the SEC on June 30, 2000 (File No. 333-40596).

                   (ii) Certificate of Amendment of the By-laws of MB Variable Life Insurance Company, as amended, incorporated by reference from Exhibit 3(b)(iii) to Registrant's Registration Statement on Form S-1 filed with the SEC on June 30, 2000 (File No. 333-40596).

                   (iii) Restated By-laws of Golden American dated June 25,
                         2003, providing for redomestication to Iowa, effective January 1, 2004.

                   (iv) Amendment to By-laws of Golden American dated June 25, 2003 to change the Company's name to ING USA Annuity and Life Insurance Company, effective January 1, 2004.

              4.(a) Single Premium Deferred Modified Guaranteed Annuity Contract, incorporated herein by reference to the initial Registration Statement for Golden American filed with the SEC on April 15, 2003 on Form S-2 (File No. 333-104547).

                (b) Single Premium Deferred Modified Guaranteed Annuity Contract, incorporated herein by reference to the initial Registration Statement for Golden American filed with the SEC on April 15, 2003 on Form S-2 (File No. 333-104548).

                (c) Interest in Fixed Account I under Variable Annuity Contracts, incorporated herein by reference to the initial Registration Statement for Golden American filed with the SEC on April 15, 2003 on Form S-2 (File No. 333-104539).

                (d) Interests in Fixed Account II under Variable Annuity Contracts, incorporated herein by reference to the initial Registration Statement for Golden American filed with the SEC on April 15, 2003 on Form S-2 (File No. 333-104546).

                (e) Interest in the Guaranteed Account under Variable Annuity Contracts, incorporated herein by reference to the initial Registration Statement for Golden American filed with the SEC on April 15, 2003 on Form S-2 (File No. 333-57212).

              10.A       Material Contracts

                (a) Service Agreement, dated as of January 1, 1994, between Golden American and Directed Services, Inc., incorporated by reference from Exhibit 10(b) to a Registration Statement on Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353).

                (b) Asset Management Agreement, dated January 20, 1998, between Golden American and ING Investment Management LLC, incorporated by reference from Exhibit 10(f) to Golden American's Form 10-Q filed with the SEC on August 14, 1998 (File No. 33-87272).

                (c) Reciprocal Loan Agreement, dated January 1, 1998, as amended March 20, 1998, between Golden American and ING America Insurance Holdings, Inc., incorporated by reference from Exhibit 10(g) to Golden American's Form 10-Q filed with the SEC on August 14, 1998 (File No. 33-87272).

                (d) Surplus Note, dated December 8, 1999, between Golden American and First Columbine Life Insurance Company, incorporated by reference from Exhibit 10(g) to Amendment No. 7 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about January 27, 2000 (File No. 333-28765).

                (e) Reinsurance Agreement, dated June 30, 2000, between Golden American and Equitable Life Insurance Company of Iowa, incorporated by reference from Exhibit 10(s) to Golden American's Form 10-Q filed with the SEC on August 11, 2000 (File No. 33-87272).

                (f) Services Agreement between Golden American and the affiliated companies listed on Exhibit B to that Agreement, effective January 1, 2001.

                (g) Services Agreement between Golden American and ING North American Insurance Corporation, Inc., effective January 1, 2001.

                (h) Form of Shared Services Center Services Agreement by and among ING North America Insurance Corporation
                         ("Service Provider") and Ameribest Life Insurance Company, a Georgia corporation; Equitable Life Insurance Company of Iowa, an Iowa corporation; USG Annuity & Life Company, an Oklahoma corporation; Golden American, a Delaware corporation; First Columbine Life Insurance Company, a Colorado corporation; Life Insurance Company of Georgia, a Georgia corporation; Southland Life Insurance Company, a Texas corporation; Security Life of Denver Insurance Company, a Colorado corporation; Midwestern United Life Insurance Company, an Indiana corporation; and United Life & Annuity Insurance Company, a Texas corporation, incorporated by reference from Exhibit 10(r) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about December 11, 2001 (File No. 333-70602)

                (i) Tax Sharing Agreement between Golden American, Equitable Life Insurance Company of Iowa and USG Annuity and Life Company, effective January 1, 2001.

                (j) Tax Sharing Agreement between Golden American, ING America Insurance Holdings, Inc. and affiliated companies, effective January 1, 2001.

                (k) Amendment to Services Agreement between Golden American and affiliated companies listed in Exhibit B to that Agreement, effective January 1, 2002.

                (l) Amendment to Asset Management Agreement between Golden American and ING Investment Management LLC, effective January 1, 2003.

                (m) Administrative Services Agreement between Golden American, ReliaStar Life Insurance Company of New York and affiliated companies listed on Exhibit A to the Agreement, effective March 1, 2003.

                (n) Third Amendment to the Asset Management Agreement, between Golden American and ING Investment Management LLC, effective August 18, 2003.

                (o) Lease Agreement, dated as of April 16, 1998, by and between Golden American and Dunwoody Associates.

                (p) First Amendment to Lease Agreement, dated November 4, 1998, between Golden American and Dunwoody Associates.

                (q) Second Amendment to Lease Agreement, dated June 1, 2000, between Golden American and Dunwoody Associates.

               10.B.      Reports on Form 8K

                         Form 8K Report filed January 2, 2004, to disclose the redomestication, merger and name change of Golden American, effective January 1, 2004, incorporated by reference (File No. 033-87270).

               14.       ING Code of Ethics for Financial Professionals.

               31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certificate of Keith Gubbay pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certificate of Keith Gubbay pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Index to Consolidated Financial Statement Schedules


                                                                                            Page

Report of Independent Auditors                                                               63

I.  Summary of Investments - Other than Investments in Affiliates as of
    December 31, 2003                                                                        64

IV. Reinsurance as of and for the years ended December 31, 2003, 2002 and 2001               65

Schedules other than those listed above are omitted because they are not required or not applicable.


                         Report of Independent Auditors


The Board of Directors
ING USA Annuity and Life Insurance Company

We have audited the consolidated financial statements of ING USA Annuity and Life Insurance Company (formerly Golden American Life Insurance Company) and Subsidiary as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 22, 2004. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                          /s/ Ernst & Young LLP


Atlanta, Georgia
March 22, 2004

                   ING USA Annuity and Life Insurance Company,
                 formerly Golden American Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
                                   Schedule I
          Summary of Investments - Other than Investments in Affiliates
                             As of December 31, 2003
                                   (Millions)



                                                                                                              Amount
                                                                                                             Shown on
Type of Investments                                                        Cost             Value*         Balance Sheet
                                                                      ---------------   ---------------   ----------------
Fixed maturities:
    U.S. government and government agencies and authorities           $         23.8    $         23.9    $          23.9
    State, municipalities and political subdivisions                             5.0               4.6                4.6
    Public utilities securities                                                482.1             514.1              514.1
    Other U.S. corporate securities                                          2,630.8           2,747.4            2,747.4
    Foreign securities (1)                                                     628.2             653.0              653.0
    Mortgage-backed securities                                                 790.0             791.4              791.4
    Other asset-backed securities                                              487.1             488.9              488.9
                                                                      ---------------   ---------------   ----------------
           Total fixed maturities                                            5,047.0           5,223.3            5,223.3
                                                                      ---------------   ---------------   ----------------
Total equity securities                                                          5.3               5.6                5.6
                                                                      ---------------   ---------------   ----------------
Short term investments                                                          17.7              17.7               17.7
Mortgage loans                                                                 847.6             878.1              847.6
Policy loans                                                                    17.5              17.5               17.5
                                                                      ---------------   ---------------   ----------------
           Total other investments                                    $        882.8    $        913.3    $         882.8
                                                                      ===============   ===============   ================


*    See Notes 2 and 3 of Notes to Consolidated  Financial  Statements.

(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. Substantially all of the Company's foreign securities are denominated in U.S. dollars.

                   ING USA Annuity and Life Insurance Company,
                 formerly Golden American Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
                                   Schedule IV
                             Reinsurance Inforamtion
         As of and for the years ended December 31, 2003, 2002 and 2001
                                   (Millions)



                                                                                                        Percentage of
(Millions)                                   Gross           Ceded         Assumed          Net         assumed to net
                                          -------------   -------------  -------------  -------------   ---------------

Year ended December 31, 2003
Life insurance in force                     $ 154.0          $ 79.3          $ -           $ 74.7              0.0%

Year ended December 31, 2002
Life insurance in force                     $ 158.7          $ 90.7          $ -           $ 68.0              0.0%

Year ended December 31, 2001
Life insurance in force                     $ 169.3          $ 94.8          $ -           $ 74.5              0.0%


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ING USA Annuity and Life Insurance Company

                                                     (Registrant)

March 25, 2004                      By /s/ David A. Wheat
---------------                        -----------------------------------------
    (Date)                                 David A. Wheat
                                           Director, Senior Vice President and
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                            Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 25, 2004.

Signatures
Title

 /s/        David A. Wheat                   Director, Senior Vice President and
 --------------------------------------      Chief Financial Officer
            David A. Wheat



/s/        Keith Gubbay                      Director and President
---------------------------------------
           Keith Gubbay


/s/        Thomas J. McInerney               Director and Chairman
---------------------------------------
           Thomas J. McInerney


/s/        Jacques de Vaucleroy              Director
---------------------------------------
           Jacques de Vaucleroy


/s/        Kathleen A. Murphy                Director
---------------------------------------
           Kathleen A. Murphy

                                                                EXHIBIT 3(a)(ii)



                       RESTATED ARTICLES OF INCORPORATION
                      PROVIDING FOR THE REDOMESTICATION OF
                     GOLDEN AMERICAN LIFE INSURANCE COMPANY


TO THE SECRETARY OF STATE
OF THE STATE OF IOWA

AND

COMMISSIONER OF INSURANCE OF THE STATE OF IOWA:

Pursuant to the provisions of Section 490.1003, 490.1007 and 508.2 of the Code of Iowa and to effect the redomestication of a foreign insurance company from Delaware to Iowa pursuant to Section 490.902 of the Code of Iowa, the undersigned Corporation adopts the following Restated Articles of Incorporation:

I.   The name of the Corporation is Golden American Life Insurance Company.

II. The following are the Restated Articles of Incorporation of Golden American Life Insurance Company.


                                    ARTICLE I
                               Name of Corporation

     The name of the Corporation is Golden American Life Insurance Company.

                                   ARTICLE II
                                Place of Business

     The principal place of business of the Corporation is located in the City of Des Moines, Polk County, Iowa.

                                   ARTICLE III
                               Purpose and Powers

     The kinds of business the Corporation proposes to transact shall be any kinds, classes, types and forms of life, health and accident insurance including, but not limited to, annuity contracts and combinations of any two (2) or more of such kinds of classes, types or forms of such insurance and annuity contracts, as such insurance business is now or hereafter permitted and authorized under the laws of the State of Iowa or any other state, the District of Columbia, nation, country, territory, possession, or principality in which the Corporation is authorized to do business; and to reinsure any such insurance risk or any part thereof ceded to it by other insurance companies.

                                   ARTICLE IV
                                  Capital Stock

     The authorized Capital Stock of the Corporation shall be Two Million Five Hundred Thousand Dollars ($2,500,000) consisting of Two Hundred Fifty Thousand (250,000) shares of Common Stock of the par value of Ten Dollars ($10.00) each, to be issued in accordance with the laws of Iowa at such times and in such amounts as the Board of Directors shall determine.

                                    ARTICLE V
                                Term of Existence

         The Corporation shall have perpetual existence.

                                   ARTICLE VI
                                    Directors

         Section 1. The number of Directors shall be not fewer than five (5) nor more than twenty-one (21). The names and addresses of the individuals who are to serve as the initial Directors are:

         Keith Gubbay                       P. Randall Lowery
         Thomas J. McInerney                Mark A. Tullis
         David Wheat

     The address for each Director is 5780 Powers Ferry Road NW, Atlanta, Georgia 30327.

     Section 2. The Directors shall be elected at the annual meeting of the shareholders by a majority vote. The term of office of each Director shall be until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

     Section 3. In the event of a vacancy occurring on the Board of Directors, the Board of Directors may fill such vacancy for the remainder of the unexpired term by vote of the majority of the remaining directors, though less than a quorum. Not more than one-third of the members of the Board may be so filled by the remaining directors in any one year except that any number of vacancies shall be so filled to provide for a minimum of five directors until the next subsequent meeting of the shareholders. The shareholders, by vote of the majority of the outstanding shares entitled to vote, may elect a director or directors at any time to fill any vacancy not filled by the remaining director or directors.

                                   ARTICLE VII
     Indemnification of Directors, Officers, Employees and Agents

     Section 1. In the manner and to the fullest extent permitted by the Iowa Business Corporation Act as the same now exists or may hereafter be amended, the Corporation shall indemnify Directors, officers, employees and agents and shall pay or reimburse them for reasonable expenses in any proceeding to which said person is or was a party.

     Section 2. A Director of this Corporation shall not be personally liable to the Corporation or its shareholders for money damages for any action taken, or any failure to take any action, as a director, except liability for (i) the amount of a financial benefit received by a director to which the director is not entitled, (ii) an intentional infliction of harm on the Corporation or to the shareholders, (iii) an intentional violation of criminal law, or (iv) under
Section 490.833 of the Code of Iowa for assenting to or voting for an unlawful distribution. If Chapter 490 of the Code of Iowa is subsequently amended to authorize corporate action further eliminating or limiting personal liability of Directors, then the liability of a Director to the Corporation shall be eliminated or limited to the fullest extent permitted by Chapter 490 of the Code of Iowa, as so amended. Any repeal or modification of the provisions of this Article shall not adversely affect any right or protection of a Director of the Corporation existing at the time of such repeal or modification.

     Section 3. Any repeal or modification of the provisions of this Article shall not adversely affect any right or protection of a Director, officer, employee or agent of the Corporation existing at the time of such repeal or modification.

                                  ARTICLE VIII
                              Exemption from Debts

     The private property of the stockholders shall not in any event be subject to the debts of the Corporation.

                                   ARTICLE IX
                                     Bylaws

     Bylaws may be adopted for the Corporation by the Board of Directors and/or by the Shareholders in lawful and proper meeting assembled. Any and all Bylaws adopted by the Shareholders shall be superior to and shall prevail over Bylaws adopted by the Board of Directors.

                                    ARTICLE X
                                      Seal

     The Corporation shall have a seal.

III. The duly adopted Restated Articles of Incorporation supersede the original Articles of Incorporation and all amendments to them. The Restated Articles of Incorporation shall be effective on the later to occur of (a) 12:01 a.m., January 1, 2004 or (b) 12:01 a.m. on the date on which the Restated Articles of Incorporation are filed with the Secretary of State of Iowa.

     The  Restated   Articles  of  Incorporation   were  duly  approved  by  the
shareholders.

     Dated  at _______________, this day of See date below, 2003.
                                            --------------

                                         Golden American Life Insurance Company


                                         /s/ Keith Gubbay
                                         --------------------------------------
                                         Keith Gubbay, President   7/2/03

(SEAL)
                                         /s/ Paula Cludray-Engelke
                                         --------------------------------------
                                         Paula Cludray-Engelke, Secretary 7/3/03

STATE OF GEORGIA      )
                      ) ss:
COUNTY OF FULTON      )

     On this 2 day of July, 2003, before me, the undersigned, a Notary Public in and for the state of Georgia, personally appeared Keith Gubbay, to me personally known, who, being by me duly sworn, did say that he is the President, of said corporation executing the within and foregoing instrument to which this is attached, that the seal affixed thereto is the seal of said corporation; that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors; and that the said Keith Gubbay as such officer acknowledged the execution of said instrument to be the voluntary act and deed of said corporation, by it and by him voluntarily executed.


                                                   /s/ Mary E. Cannan
                                                   -----------------------------
                                                   Notary Public in and for said
                                                   County and State

STATE OF MINNESOTA    )
                      ) ss:
COUNTY OF HENNEPIN    )

     On this 3 day of July, 2003, before me, the undersigned, a Notary Public in and for the state of Minnesota, personally appeared Paula Cludray-Engelke, to me personally known, who, being by me duly sworn, did say that she is the Secretary, of said corporation executing the within and foregoing instrument to which this is attached, that the seal affixed thereto is the seal of said corporation; that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors; and that the said Paula Cludray-Engelke as such officer acknowledged the execution of said instrument to be the voluntary act and deed of said corporation, by it and by her voluntarily executed.

                                                   /s/ Loralee A. Renelt
                                                   -----------------------------
                                                   Notary Public in and for said
                                                   County and State

     The foregoing Restated Articles of Incorporation of Golden American Life Insurance Company have been submitted to the undersigned each thereof for examination and found by us to be in accordance with the provisions of Chapter 508 and Chapter 490 of the Code of Iowa, as amended, and the Constitution and laws of the United States and the Constitution and the laws of the State of Iowa, and the same are hereby approved by the undersigned Commissioner of Insurance of the State of Iowa, and the undersigned Attorney General of the State of Iowa, on the dates set opposite our respective names.

                                                   Commissioner of Insurance
                                                   of the State of Iowa


DATED:__________________, 2003                     By:__________________________


                                                   Attorney General
                                                   of the State of Iowa

DATED:__________________, 2003                     By:__________________________

                             CERTIFICATE OF APPROVAL
                                ATTORNEY GENERAL

     Pursuant to provisions of the Iowa Code, the undersigned approves the Restated Articles of Incorporation Providing for the Redomestication of Golden American Life Insurance Company (to be effective January 1, 2004) and finds them in conformance with the laws of the United States and with the laws and Constitution of the State of Iowa.

                                                  THOMAS J. MILLER
                                                  Attorney General of Iowa


07-16-03                                          By: /s/  Jeanie Kunkle Vaudt
--------                                              --------------------------
Date                                                  Jeanie Kunkle Vaudt
                                                      Assistant Attorney General




                             CERTIFICATE OF APPROVAL
                            COMMISSIONER OF INSURANCE

     Pursuant to the provisions of the Iowa Code, the undersigned approves the Restated Articles of Incorporation providing for the Redomestication of Golden American Life Insurance Company (to be effective January 1, 2004).

                                                  THERESE M. VAUGHAN
                                                  Commissioner of Insurance


07-16-03                                          By: /s/  James N. Armstrong
--------                                              --------------------------
Date                                                  James N. Armstrong
                                                      Deputy Commissioner
                                                      of Insurance

                                                               EXHIBIT 3(a)(iii)

                     AMENDMENT TO ARTICLES OF INCORPORATION
                        PROVIDING FOR THE NAME CHANGE OF
                     GOLDEN AMERICAN LIFE INSURANCE COMPANY


TO THE SECRETARY OF STATE
OF THE STATE OF IOWA

AND

COMMISSIONER OF INSURANCE OF THE STATE OF IOWA:

Pursuant to the provisions of Section 490.1003, 490.1007 and 508.2 of the Code of Iowa and to effect the name change of the undersigned Corporation, the undersigned Corporation adopts the following amendment to its Restated Articles of Incorporation:

I.   The name of the Corporation is Golden American Life Insurance Company.

II.  The  following   amendment  to  Article  I  of  the  Restated  Articles  of
     Incorporation of Golden American Life Insurance Company replaces Article I in its entirety.

                                    ARTICLE I
                               Name of Corporation

     The name of the Corporation is ING USA Annuity and Life Insurance Company.

III. The duly adopted Restated Articles of Incorporation, as hereby amended, supersede the Restated Articles of Incorporation. The Restated Articles of Incorporation, as amended, shall be effective on the later to occur of (a) 12:03 a.m., January 1, 2004 or (b) 12:03 a.m. on the date on which the amendment to the Restated Articles of Incorporation is filed with the Secretary of State of Iowa.

     The amendment to the Restated Articles of Incorporation was duly approved by the shareholders.

     Dated at Atlanta & Minneapolis, this 20th day of November, 2003.

                                          Golden American Life Insurance Company


                                          /s/ Keith Gubbay
                                          --------------------------------------
                                          Keith Gubbay, President

(SEAL)
                                          /s/ Paula Cludray-Engelke
                                          --------------------------------------
                                          Paula Cludray-Engelke, Secretary

STATE OF GEORGIA      )
                      ) ss:
COUNTY OF FULTON      )

     On this 20 day of November, 2003, before me, the undersigned, a Notary Public in and for the state of Georgia, personally appeared Keith Gubbay, to me personally known, who, being by me duly sworn, did say that he is the President, of said corporation executing the within and foregoing instrument to which this is attached, that the seal affixed thereto is the seal of said corporation; that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors; and that the said Keith Gubbay as such officer acknowledged the execution of said instrument to be the voluntary act and deed of said corporation, by it and by him voluntarily executed.

                                                   /s/ Dianne Glosson
                                                   -----------------------------
                                                   Dianne Glosson
                                                   Notary Public in and for said
                                                   County and State

STATE OF MINNESOTA    )
                      ) ss:
COUNTY OF HENNEPIN    )

     On this 21 day of November, 2003, before me, the undersigned, a Notary Public in and for the state of Minnesota, personally appeared Paula Cludray-Engelke, to me personally known, who, being by me duly sworn, did say that she is the Secretary, of said corporation executing the within and foregoing instrument to which this is attached, that the seal affixed thereto is the seal of said corporation; that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors; and that the said Paula Cludray-Engelke as such officer acknowledged the execution of said instrument to be the voluntary act and deed of said corporation, by it and by her voluntarily executed.

                                                   /s/ Loralee A. Renelt
                                                   -----------------------------
                                                   Loralee A. Renelt
                                                   Notary Public in and for said
                                                   County and State

                             CERTIFICATE OF APPROVAL
                                ATTORNEY GENERAL

     Pursuant to provisions of the Iowa Code, the undersigned approves the Articles of Amendment providing for Golden American Life Insurance Company (effective January 1, 2004) and finds them in conformance with the laws and Constitution of the State of Iowa.

                                               THOMAS J. MILLER
                                               Attorney General of Iowa


11-26-03                                       By: /s/  Jeanie Kunkle Vaudt
--------                                           -----------------------------
Date                                               Jeanie Kunkle Vaudt
                                                   Assistant Attorney General



                             CERTIFICATE OF APPROVAL
                            COMMISSIONER OF INSURANCE


     Pursuant to the provisions of the Iowa Code, the undersigned approves the Articles of Amendment for Golden American Life Insurance Company (effective January 1, 2004).

                                               THERESE M. VAUGHAN
                                               Commissioner of Insurance


07-16-03                                       By: /s/  James N. Armstrong
--------                                           -----------------------------
Date                                               James N. Armstrong
                                                   Deputy Commissioner
                                                   of Insurance

                                                               EXHIBIT 3(b)(iii)

                               RESTATED BYLAWS OF

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                    ARTICLE I
                                  STOCKHOLDERS

     Section 1. PLACE OF MEETINGS. All meetings of the stockholders of Golden American Life Insurance Company (the "Corporation") shall be held at such place or places within or without the State of Iowa, as may from time to time be fixed by the Board of Directors (the "Board"), or as shall be specified or fixed in the respective notices or waivers of notice thereof, provided that any or all stockholders may participate in any such meeting by means of conference telephone or similar communications.

     Section 2. ANNUAL MEETING. The annual meeting of the stockholders shall be held at the home office of the Company on or before the thirty-first day of May of each year for the purpose of electing Directors and for the transaction of such other business as may be brought before the meeting.

     Section 3. SPECIAL MEETINGS. Special meetings of the stockholders may be called at any time by the President, Secretary, the Board of Directors acting upon majority vote, or the holders of not less than one-tenth of all the outstanding shares of the Corporation entitled to vote at such meeting. No business other than that specified in the notice of meeting shall be transacted at a special meeting of the Shareholders.

     Section 4. NOTICE OF MEETING. Written notice of each meeting of stockholders, stating the place, date and hour of the meeting, and the purpose or purposes thereof, shall be mailed to each stockholder entitled to vote at such meeting not less than ten or more than fifty days before the date of the meeting. Stockholders by written notice may waive notice of any meeting, and the presence of a stockholder at any meeting, in person or by proxy, shall constitute a waiver of notice of such meeting.

     Section 5. QUORUM/VOTING. The presence at a meeting in person or by proxy of stockholders of the Company representing a majority or issued and outstanding shares of the Company shall be necessary to constitute a quorum for the purpose of transacting business, except as otherwise provided by law, but a smaller number may adjourn the meeting from time to time until a quorum shall be obtained. Each stockholder shall be entitled to cast one vote in person or by proxy for each share of stock of the Company held as of record in his or her name on the books of the Company.

     Section 6. PROXIES. A stockholder may vote at any meeting of the stockholders, either in person or by proxy executed in writing by the stockholder or by his duly authorized attorney-in-fact. All proxies shall be filed with the Secretary of the Company before voting and entered on the record in the minutes of the meeting. No special form of proxy shall be necessary.

     Section 7. CONSENTS TO CORPORATE ACTION. Unless otherwise prohibited by the applicable laws of the State of Iowa or the Company's Articles of Incorporation, any action required to be taken or which may be taken at any annual or special meeting of stockholders of the Company may be taken without a meeting and without a vote if a consent in writing, setting forth the action so taken, shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof. The consents of stockholders shall be evidenced by one or more written approvals, each which sets forth the action taken, and bears the signature of one or more stockholders. All of the approvals evidencing the consents shall be delivered to the Secretary of the Company to be filed in the Company's records.

The action shall be effective on the date the stockholder has approved the consent unless the consent specifies a different effective date.



                                   ARTICLE II
                               BOARD OF DIRECTORS


     Section 1. GENERAL POWERS. The business and affairs of the Corporation shall be managed by its Board of Directors. The Board of Directors shall have the power to commit shares of the authorized but unissued capital stock of the Corporation for acquisitions of other property of any and all kinds. Such stock shall be issued at valuation placed thereon by the Board of Directors, but in no event for a consideration less than the par value of such shares.

     Section 2. NUMBER, TENURE AND QUALIFICATIONS. The number of Directors of the Corporation shall be not less than five (5) nor more than twenty-one (21) persons elected by the shareholders at the annual meeting of the Corporation. The number to be elected may be determined by a resolution of the shareholders, but in the absence of such a resolution there shall be elected the number of Directors that were elected at the previous annual meeting. Subject to the Restated Articles of Incorporation, each Director shall hold office for the term of which they are elected, and until their successors shall have been elected and qualified.

     Section 3. REGULAR MEETINGS. A regular meeting of the Board of Directors shall be held without other notice than this Bylaw, immediately after, and at the same place as the annual meeting of Shareholders. The Board of Directors may provide by resolution, the time and place, either within or without the State of Iowa, for the holding of additional regular meetings without other notice than such resolution.

     Section 4. SPECIAL MEETING. Special meetings of the Board of Directors may be called by or at the request of the President or the Secretary, and shall be called on written request of three (3) members of the Board of Directors. Meetings of the Board shall be held at the principal office of the Corporation unless a different place, either within or without the State of Iowa shall be designated by the President or Board of Directors.

     Section 5. NOTICE OF SPECIAL MEETINGS. Notice of each special meeting of the Board of Directors shall be given by written notice mailed to or served upon each Director at least twenty-four hours prior to such meetings, and such special meeting shall be held at such time and place as shall be specified in such written notice. Notice of a special meeting may be waived by any Director. A special meeting of the Board of Directors may also be held without written notice or call at such time and place as shall be fixed by the consent in writing of all of the Directors given before, at or after such meeting.

     Section 6. QUORUM. A majority of the Board of Directors shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, provided that if less than a majority of the Directors are present at such meeting, a majority of the Directors present may adjourn the meeting from time to time without further notice. The act of a majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

     Members of the Board of Directors of the Corporation may participate in a meeting of the Board of Directors by conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this provision shall constitute presence in person at such meeting.

     Section 7. VACANCIES. Subject to the provisions of Section 3 of Article VI of the Corporation's Restated Articles of Incorporation, any vacancy occurring in the Board of Directors and any Directorship to be filled by reason of an increase in the number of Directors may be filled by the affirmative vote of a majority of the Directors then in office, even if less than a quorum of the Board of Directors. A Director so elected shall be elected for the unexpired term of his predecessor in office or the full term of such new Directorship.

     Section 8. RESIGNATION. Any Director may resign at any time. Such resignation shall be made in writing and shall take effect at the time specified therein. If no time is specified, it shall take effect at the time of its receipt by the Secretary. The acceptance of a resignation shall not be necessary to make it effective.

     Section 9. REMOVAL. The entire Board of Directors or any individual Director may be removed from office, with or without cause, at a Shareholders' meeting called expressly for that purpose by the vote of a majority of those who actually vote. In case the entire Board or any one or more of the Directors are so removed, new Directors may be elected at the same meeting for the unexpired term of the Director or Directors so removed. A Director shall not be removed without a meeting pursuant to written consents unless such consents are obtained from the holders of all the outstanding shares of the Corporation. Failure to elect Directors to fill the unexpired term of the Directors so removed shall be deemed to create a vacancy or vacancies in the Board of Directors.

     Section 10. ACTION BY BOARD OF DIRECTORS WITHOUT MEETING. Any action required to be taken at a meeting of the Board of Directors by the Iowa Business Corporation Act, may be taken without a meeting of the Board of Directors if written consent setting forth the action so taken shall be signed by all of the members of the Board of Directors and included in the minutes or filed with the corporate records reflecting the action taken. Such written consent shall have the same force and effect as a unanimous vote of the Board of Directors and may be stated as such in any article or document filed with the Secretary of State of the State of Iowa pursuant to the provisions of the Iowa Business Corporation Act. The provisions of this Bylaw shall be applicable whether or not the Iowa Business Corporation Act requires that such action be taken by resolution of the Board of Directors.

                                   ARTICLE III
                             COMMITTEES OF THE BOARD

     Section 1. COMMITTEES. The Board shall elect from the Directors, by the affirmative vote of a majority of the whole Board, such committees with such duties as the Board may by resolution prescribe. Any such committee shall be comprised of such persons and shall possess such authority as shall be set forth in such resolution; except that no such committee shall have the authority of the Board in reference to amending the Articles of Incorporation, approving a plan of merger or consolidation, recommending to the stockholders the sale, lease, or exchange of all or substantially all of the property and assets of the Company otherwise than in the usual course of its business, recommending to the stockholders a voluntary dissolution of the Company or a revocation thereof, amending, altering or repealing any resolution of the Board that by its terms provides that it shall not be so amendable or repealable in such manner; and, unless such resolution or the Articles of Incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of shares of the Company.

     Section 2. PROCEDURE. Except as provided otherwise in these bylaws, each committee may elect its own chairman and secretary, who shall keep minutes of its proceedings, shall fix its own rules of procedure and shall meet where and as provided by such rules. Unless otherwise stated in these bylaws, a majority of the members of a committee shall constitute a quorum for the transaction of its business.

     Section 3. REPORTS TO THE BOARD. All completed actions by any committee established by the Board shall be reported to the Board at the next succeeding Board meeting and shall be subject to revision or alteration by the Board; provided that no acts or rights of third parties shall be affected by any such revision or alteration.

                                   ARTICLE IV
                                    OFFICERS

     Section 1. GENERAL PROVISIONS. The corporate officers of the Company shall consist of the following: a President; one or more Vice Presidents; a Treasurer; a Secretary; and such other officers as the Board may from time to time determine. The Board may authorize the classification of certain Vice Presidents as Executive, Senior, Second or Assistant, and may authorize Assistant Treasurers, Assistant Secretaries and such other titles and designations as in its discretion seems proper. Insofar as permitted by statute, the same person may hold two or more offices.

     The officers shall be elected by the Board. Each such officer shall hold office until a successor is elected or appointed and qualified or until his or her earlier death, resignation, removal or suspension.

     Any officer or agent or member of a committee elected or appointed by the Board may be removed, either with or without cause, by the Board whenever in its judgment the best interests of the Company will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent or member of a committee shall not of itself create contract rights.

     Any vacancy occurring in any office of the Company may be filled by the Board.

     Section 2. POWERS AND DUTIES OF THE PRESIDENT. The President shall have general charge and management of the affairs, property and business of the Company, subject to the Board and the provisions of these bylaws. The President shall be the chief executive officer, and, in the absence of the Chairman, shall preside at meetings of the stockholders and the Board. In the absence of the President, the Board shall appoint another of their number to preside.

     The President shall perform all duties assigned that office by these bylaws and such other duties as may from time to time be assigned by the Board.

     Section 3. POWERS AND DUTIES OF THE VICE PRESIDENTS. Each Vice President shall perform such duties as may from time to time be assigned by the Board of Directors.

     Section 4. POWERS AND DUTIES OF THE TREASURER. The Treasurer and Assistant Treasurers shall have care and custody of all funds of the Company and disburse and administer the same under direction of the Board or the President and shall perform such other duties as the Board or President shall assign.

     Section 5. POWERS AND DUTIES OF THE SECRETARY. The Secretary shall act under the direction of the Board and, with any Assistant Secretary, shall record the proceedings of all the meetings of the stockholders and the Board in books kept for that purpose. The Secretary shall be the custodian of the corporate seal. The Secretary or Assistant Secretary shall fix the same to and countersign papers requiring such acts; and the Secretary and Assistant Secretaries shall perform other duties as may be required by the Board.

                                    ARTICLE V
                                  CAPITAL STOCK

     All certificates of stock shall be signed by the President or a Vice President and by the Secretary or an Assistant Secretary of the Company, but when a certificate is signed by a transfer agent or registrar appointed by the Board of Directors, the signature of any such corporate officer and the corporate seal upon such certificate may be facsimiles, engraved or printed.

                                   ARTICLE VI
                                  MISCELLANEOUS

     Section 1. WAIVER OF NOTICE. Notice of any meeting required by law or by these bylaws may be waived in writing, signed by the person or persons entitled to such notice, either before or after the time of such meeting.

     Section 2. AMENDMENTS. The Board from time to time shall have the power to make, alter, amend or repeal any and all of these bylaws, but any bylaws so made, altered, amended, or repealed by the Board may be amended, altered, or repealed by the stockholders.

     Section 3. DIVIDENDS. The Board may, from time to time and in accordance with the law, declare and cause to be paid dividends of cash, property, or shares of stock or securities of, or owned by, the Company, as the Board may deem proper.

     Section 4. FISCAL YEAR. The fiscal year of the Company shall begin with January first and end with December thirty-first.

     Section 5. SEAL. The seal of the Company shall bear the corporate name of the Company and the place of its home office.

     Section 6. INVESTMENTS. The President, any Vice President, the Treasurer, the Secretary, and such other officers or employees as may be designated by resolution of the Board of Directors shall have authority to execute on behalf of the Corporation any instruments, including but not limited to: Instruments necessary in order to purchase, sell, assign, transfer, modify, exchange, or convert bonds, notes or stocks and to assign or satisfy mortgages, and to execute contracts, deeds, leases, or any and all other instruments relating in any manner to bonds, notes, stocks, real estate or personal property or any evidence of indebtedness owned by the Corporation.

     Section 7. POLICY CONTRACTS. All policies of insurance or contracts for annuities and for the disposition and for the disposition of the proceeds thereof may be executed on behalf of the Corporation by any of the following officers: The President, any Vice President, the Treasurer, the Secretary or an Assistant Secretary, an Actuary, an Associate Actuary or an Assistant Actuary. The signature of any such officer may be in facsimile.

     Section 8. AGENCY AND OTHER CONTRACTS. The President, any Vice President, the Secretary and any other officers or employees designated in writing by the Board of Directors shall have authority to execute agency contracts and related agreements on behalf of the Corporation, tax returns or reports and any reports filed with governmental agencies.

     Section 9. OTHER INSTRUMENTS. All other contracts and written instruments of any kind not previously described shall be signed by one of the following officers: The President, a Vice President, the Secretary or the Treasurer, or by any other officer or employee of the Company as shall be so empowered by the Board of Directors or by such other person or persons as may be designated from time to time by the Board of Directors.

     Section 10. STATUTORY AGENTS. The President, any Vice President and the Secretary or an Assistant Secretary are authorized to appoint statutory agents of the Corporation and to execute powers of attorney in evidence thereof, authorizing such statutory agents to accept service of process against the Corporation, to execute any and all papers to comply with all applicable requirements of law in order to qualify the Corporation to do business in any state, territory, district, country or jurisdiction and to take any other action on behalf of the Corporation necessary or proper to be taken in compliance with law or with rules or regulations of the supervisory authorities in order to qualify the Corporation to do business.

                                   ARTICLE VII
                                 INDEMNIFICATION

     Section 1. INDEMNIFICATION. (a) To the extent not prohibited by applicable law, the Company shall indemnify and hold harmless any person who was or is a party, or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Company) by reason of the fact that he is or was a Director, officer, employee or agent of the Company, or who is or was serving at the request of the Company as a Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise or entity, from and against any and all liability and expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not of itself create a presumption that the person did not act in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

     (b) To the extent not prohibited by applicable law, the Company shall indemnify and hold harmless any person who was or is a party, or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Company to procure a judgment in its favor by reason of the fact that he is or was a Director, officer, employee, or agent of the Company, or is or was serving at the request of the Company as Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise or entity, from and against any expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company, and except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the Company unless, and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as the court shall deem proper.

     (c) To the extent that a Director, officer, employee, or agent of the Company or a person who is or was serving at the request of the Company as a Director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise or entity, has been successful, on the merits or otherwise, in the defense of any action, suit or proceeding referred to in paragraphs (a) or (b), or in defense of any claim, issue, or matter therein, shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

     Section 2. DETERMINATION OF RIGHT TO INDEMNIFICATION. Any indemnification under paragraphs (a) and (b) of Section 1, unless ordered by a court, shall be made by the Company only as authorized in the specific case, upon a determination that the indemnification of the Director, officer, employee, or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in paragraphs (a) and (b).

     Such determination shall be made (1) by the Board by majority vote of a quorum consisting of Directors who were not parties to such action, suit, or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable, if a quorum of disinterested Directors so directs, by independent legal counsel in a written opinion, or (3) by the stockholders.

     Section 3. ADVANCES. To the extent not prohibited by applicable law, expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the Company in advance of the final disposition of such action, suit or proceeding, as authorized by the Board in the specific case, upon receipt of an undertaking by or on behalf of the Director, officer, employee or agent or person who is or was serving at the request of the Company as Director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise or entity, to repay such amount, unless it shall ultimately be determined that he is entitled to be indemnified by the Company as authorized in this Article of the bylaws.

     Section 4. EXCLUSIVITY. The indemnification provided by this Article shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any agreement, resolution, vote of stockholders or disinterested Directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a Director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise or entity, and shall inure to the benefit of the heirs, executors and administrators of such a person.

     Section 5. INSURANCE. The Company may purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee, or agent of the Company, or who is or was serving at the request of the Company as a Director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise or entity, against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Company would have the power to indemnify him against such liability under the provisions of this Article of these bylaws or otherwise.

     These bylaws were duly adopted by the Board of Directors of the Company on this the 25th day of June, 2003.


                                                /s/ Paula Cludray-Engelke
                                                --------------------------------
                                                Paula Cludray-Engelke, Secretary

                                                                EXHIBIT 3(b)(iv)

                         AMENDED AND RESTATED BYLAWS OF

                   ING USA ANNUITY AND LIFE INSURANCE COMPANY

                                    ARTICLE I
                                  STOCKHOLDERS

     Section 1. PLACE OF MEETINGS. All meetings of the stockholders of ING USA Annuity and Life Insurance Company (the "Corporation" or "Company") shall be held at such place or places within or without the State of Iowa, as may from time to time be fixed by the Board of Directors (the "Board"), or as shall be specified or fixed in the respective notices or waivers of notice thereof, provided that any or all stockholders may participate in any such meeting by means of conference telephone or similar communications.

     Section 2. ANNUAL MEETING. The annual meeting of the stockholders shall be held at the home office of the Company on or before the thirty-first day of May of each year for the purpose of electing Directors and for the transaction of such other business as may be brought before the meeting.

     Section 3. SPECIAL MEETINGS. Special meetings of the stockholders may be called at any time by the President, Secretary, the Board of Directors acting upon majority vote, or the holders of not less than one-tenth of all the outstanding shares of the Corporation entitled to vote at such meeting. No business other than that specified in the notice of meeting shall be transacted at a special meeting of the Shareholders.

     Section 4. NOTICE OF MEETING. Written notice of each meeting of stockholders, stating the place, date and hour of the meeting, and the purpose or purposes thereof, shall be mailed to each stockholder entitled to vote at such meeting not less than ten or more than fifty days before the date of the meeting. Stockholders by written notice may waive notice of any meeting, and the presence of a stockholder at any meeting, in person or by proxy, shall constitute a waiver of notice of such meeting.

     Section 5. QUORUM/VOTING. The presence at a meeting in person or by proxy of stockholders of the Company representing a majority or issued and outstanding shares of the Company shall be necessary to constitute a quorum for the purpose of transacting business, except as otherwise provided by law, but a smaller number may adjourn the meeting from time to time until a quorum shall be obtained. Each stockholder shall be entitled to cast one vote in person or by proxy for each share of stock of the Company held as of record in his or her name on the books of the Company.

     Section 6. PROXIES. A stockholder may vote at any meeting of the stockholders, either in person or by proxy executed in writing by the stockholder or by his duly authorized attorney-in-fact. All proxies shall be filed with the Secretary of the Company before voting and entered on the record in the minutes of the meeting. No special form of proxy shall be necessary.

     Section 7. CONSENTS TO CORPORATE ACTION. Unless otherwise prohibited by the applicable laws of the State of Iowa or the Company's Articles of Incorporation, any action required to be taken or which may be taken at any annual or special meeting of stockholders of the Company may be taken without a meeting and without a vote if a consent in writing, setting forth the action so taken, shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof. The consents of stockholders shall be evidenced by one or more written approvals, each which sets forth the action taken, and bears the signature of one or more stockholders. All of the approvals evidencing the consents shall be delivered to the Secretary of the Company to be filed in the Company's records.

     The action shall be effective on the date the stockholder has approved the consent unless the consent specifies a different effective date.

                                   ARTICLE II
                               BOARD OF DIRECTORS


     Section 1. GENERAL POWERS. The business and affairs of the Corporation shall be managed by its Board of Directors. The Board of Directors shall have the power to commit shares of the authorized but unissued capital stock of the Corporation for acquisitions of other property of any and all kinds. Such stock shall be issued at valuation placed thereon by the Board of Directors, but in no event for a consideration less than the par value of such shares.

     Section 2. NUMBER, TENURE AND QUALIFICATIONS. The number of Directors of the Corporation shall be not less than five (5) nor more than twenty-one (21) persons elected by the shareholders at the annual meeting of the Corporation. The number to be elected may be determined by a resolution of the shareholders, but in the absence of such a resolution there shall be elected the number of Directors that were elected at the previous annual meeting. Subject to the Restated Articles of Incorporation, each Director shall hold office for the term of which they are elected, and until their successors shall have been elected and qualified.

     Section 3. REGULAR MEETINGS. A regular meeting of the Board of Directors shall be held without other notice than this Bylaw, immediately after, and at the same place as the annual meeting of Shareholders. The Board of Directors may provide by resolution, the time and place, either within or without the State of Iowa, for the holding of additional regular meetings without other notice than such resolution.

     Section 4. SPECIAL MEETING. Special meetings of the Board of Directors may be called by or at the request of the President or the Secretary, and shall be called on written request of three (3) members of the Board of Directors. Meetings of the Board shall be held at the principal office of the Corporation unless a different place, either within or without the State of Iowa shall be designated by the President or Board of Directors.

     Section 5. NOTICE OF SPECIAL MEETINGS. Notice of each special meeting of the Board of Directors shall be given by written notice mailed to or served upon each Director at least twenty-four hours prior to such meetings, and such special meeting shall be held at such time and place as shall be specified in such written notice. Notice of a special meeting may be waived by any Director. A special meeting of the Board of Directors may also be held without written notice or call at such time and place as shall be fixed by the consent in writing of all of the Directors given before, at or after such meeting.

     Section 6. QUORUM. A majority of the Board of Directors shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, provided that if less than a majority of the Directors are present at such meeting, a majority of the Directors present may adjourn the meeting from time to time without further notice. The act of a majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

     Members of the Board of Directors of the Corporation may participate in a meeting of the Board of Directors by conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this provision shall constitute presence in person at such meeting.

     Section 7. VACANCIES. Subject to the provisions of Section 3 of Article VI of the Corporation's Restated Articles of Incorporation, any vacancy occurring in the Board of Directors and any Directorship to be filled by reason of an increase in the number of Directors may be filled by the affirmative vote of a majority of the Directors then in office, even if less than a quorum of the Board of Directors. A Director so elected shall be elected for the unexpired term of his predecessor in office or the full term of such new Directorship.

     Section 8. RESIGNATION. Any Director may resign at any time. Such resignation shall be made in writing and shall take effect at the time specified therein. If no time is specified, it shall take effect at the time of its receipt by the Secretary. The acceptance of a resignation shall not be necessary to make it effective.

     Section 9. REMOVAL. The entire Board of Directors or any individual Director may be removed from office, with or without cause, at a Shareholders' meeting called expressly for that purpose by the vote of a majority of those who actually vote. In case the entire Board or any one or more of the Directors are so removed, new Directors may be elected at the same meeting for the unexpired term of the Director or Directors so removed. A Director shall not be removed without a meeting pursuant to written consents unless such consents are obtained from the holders of all the outstanding shares of the Corporation. Failure to elect Directors to fill the unexpired term of the Directors so removed shall be deemed to create a vacancy or vacancies in the Board of Directors.

     Section 10. ACTION BY BOARD OF DIRECTORS WITHOUT MEETING. Any action required to be taken at a meeting of the Board of Directors by the Iowa Business Corporation Act, may be taken without a meeting of the Board of Directors if written consent setting forth the action so taken shall be signed by all of the members of the Board of Directors and included in the minutes or filed with the corporate records reflecting the action taken. Such written consent shall have the same force and effect as a unanimous vote of the Board of Directors and may be stated as such in any article or document filed with the Secretary of State of the State of Iowa pursuant to the provisions of the Iowa Business Corporation Act. The provisions of this Bylaw shall be applicable whether or not the Iowa Business Corporation Act requires that such action be taken by resolution of the Board of Directors.

                                   ARTICLE III
                             COMMITTEES OF THE BOARD

     Section 1. COMMITTEES. The Board shall elect from the Directors, by the affirmative vote of a majority of the whole Board, such committees with such duties as the Board may by resolution prescribe. Any such committee shall be comprised of such persons and shall possess such authority as shall be set forth in such resolution; except that no such committee shall have the authority of the Board in reference to amending the Articles of Incorporation, approving a plan of merger or consolidation, recommending to the stockholders the sale, lease, or exchange of all or substantially all of the property and assets of the Company otherwise than in the usual course of its business, recommending to the stockholders a voluntary dissolution of the Company or a revocation thereof, amending, altering or repealing any resolution of the Board that by its terms provides that it shall not be so amendable or repealable in such manner; and, unless such resolution or the Articles of Incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of shares of the Company.

     Section 2. PROCEDURE. Except as provided otherwise in these bylaws, each committee may elect its own chairman and secretary, who shall keep minutes of its proceedings, shall fix its own rules of procedure and shall meet where and as provided by such rules. Unless otherwise stated in these bylaws, a majority of the members of a committee shall constitute a quorum for the transaction of its business.

     Section 3. REPORTS TO THE BOARD. All completed actions by any committee established by the Board shall be reported to the Board at the next succeeding Board meeting and shall be subject to revision or alteration by the Board; provided that no acts or rights of third parties shall be affected by any such revision or alteration.

                                   ARTICLE IV
                                    OFFICERS

     Section 1. GENERAL PROVISIONS. The corporate officers of the Company shall consist of the following: a President; one or more Vice Presidents; a Treasurer; a Secretary; and such other officers as the Board may from time to time determine. The Board may authorize the classification of certain Vice Presidents as Executive, Senior, Second or Assistant, and may authorize Assistant Treasurers, Assistant Secretaries and such other titles and designations as in its discretion seems proper. Insofar as permitted by statute, the same person may hold two or more offices.

     The officers shall be elected by the Board. Each such officer shall hold office until a successor is elected or appointed and qualified or until his or her earlier death, resignation, removal or suspension.

     Any officer or agent or member of a committee elected or appointed by the Board may be removed, either with or without cause, by the Board whenever in its judgment the best interests of the Company will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent or member of a committee shall not of itself create contract rights.

     Any vacancy occurring in any office of the Company may be filled by the Board.

     Section 2. POWERS AND DUTIES OF THE PRESIDENT. The President shall have general charge and management of the affairs, property and business of the Company, subject to the Board and the provisions of these bylaws. The President shall be the chief executive officer, and, in the absence of the Chairman, shall preside at meetings of the stockholders and the Board. In the absence of the President, the Board shall appoint another of their number to preside.

     The President shall perform all duties assigned that office by these bylaws and such other duties as may from time to time be assigned by the Board.

     Section 3. POWERS AND DUTIES OF THE VICE PRESIDENTS. Each Vice President shall perform such duties as may from time to time be assigned by the Board of Directors.

     Section 4. POWERS AND DUTIES OF THE TREASURER. The Treasurer and Assistant Treasurers shall have care and custody of all funds of the Company and disburse and administer the same under direction of the Board or the President and shall perform such other duties as the Board or President shall assign.

     Section 5. POWERS AND DUTIES OF THE SECRETARY. The Secretary shall act under the direction of the Board and, with any Assistant Secretary, shall record the proceedings of all the meetings of the stockholders and the Board in books kept for that purpose. The Secretary shall be the custodian of the corporate seal. The Secretary or Assistant Secretary shall fix the same to and countersign papers requiring such acts; and the Secretary and Assistant Secretaries shall perform other duties as may be required by the Board.

                                    ARTICLE V
                                  CAPITAL STOCK

     All certificates of stock shall be signed by the President or a Vice President and by the Secretary or an Assistant Secretary of the Company, but when a certificate is signed by a transfer agent or registrar appointed by the Board of Directors, the signature of any such corporate officer and the corporate seal upon such certificate may be facsimiles, engraved or printed.

                                   ARTICLE VI
                                  MISCELLANEOUS

     Section 1. WAIVER OF NOTICE. Notice of any meeting required by law or by these bylaws may be waived in writing, signed by the person or persons entitled to such notice, either before or after the time of such meeting.

     Section 2. AMENDMENTS. The Board from time to time shall have the power to make, alter, amend or repeal any and all of these bylaws, but any bylaws so made, altered, amended, or repealed by the Board may be amended, altered, or repealed by the stockholders.

     Section 3. DIVIDENDS. The Board may, from time to time and in accordance with the law, declare and cause to be paid dividends of cash, property, or shares of stock or securities of, or owned by, the Company, as the Board may deem proper.

     Section 4. FISCAL YEAR. The fiscal year of the Company shall begin with January first and end with December thirty-first.

     Section 5. SEAL. The seal of the Company shall bear the corporate name of the Company and the place of its home office.

     Section 6. INVESTMENTS. The President, any Vice President, the Treasurer, the Secretary, and such other officers or employees as may be designated by resolution of the Board of Directors shall have authority to execute on behalf of the Corporation any instruments, including but not limited to: Instruments necessary in order to purchase, sell, assign, transfer, modify, exchange, or convert bonds, notes or stocks and to assign or satisfy mortgages, and to execute contracts, deeds, leases, or any and all other instruments relating in any manner to bonds, notes, stocks, real estate or personal property or any evidence of indebtedness owned by the Corporation.

     Section 7. POLICY CONTRACTS. All policies of insurance or contracts for annuities and for the disposition and for the disposition of the proceeds thereof may be executed on behalf of the Corporation by any of the following officers: The President, any Vice President, the Treasurer, the Secretary or an Assistant Secretary, an Actuary, an Associate Actuary or an Assistant Actuary. The signature of any such officer may be in facsimile.

     Section 8. AGENCY AND OTHER CONTRACTS. The President, any Vice President, the Secretary and any other officers or employees designated in writing by the Board of Directors shall have authority to execute agency contracts and related agreements on behalf of the Corporation, tax returns or reports and any reports filed with governmental agencies.

     Section 9. OTHER INSTRUMENTS. All other contracts and written instruments of any kind not previously described shall be signed by one of the following officers: The President, a Vice President, the Secretary or the Treasurer, or by any other officer or employee of the Company as shall be so empowered by the Board of Directors or by such other person or persons as may be designated from time to time by the Board of Directors.

     Section 10. STATUTORY AGENTS. The President, any Vice President and the Secretary or an Assistant Secretary are authorized to appoint statutory agents of the Corporation and to execute powers of attorney in evidence thereof, authorizing such statutory agents to accept service of process against the Corporation, to execute any and all papers to comply with all applicable requirements of law in order to qualify the Corporation to do business in any state, territory, district, country or jurisdiction and to take any other action on behalf of the Corporation necessary or proper to be taken in compliance with law or with rules or regulations of the supervisory authorities in order to qualify the Corporation to do business.

                                   ARTICLE VII
                                 INDEMNIFICATION

     Section 1. INDEMNIFICATION. (a) To the extent not prohibited by applicable law, the Company shall indemnify and hold harmless any person who was or is a party, or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Company) by reason of the fact that he is or was a Director, officer, employee or agent of the Company, or who is or was serving at the request of the Company as a Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise or entity, from and against any and all liability and expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not of itself create a presumption that the person did not act in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

     (b) To the extent not prohibited by applicable law, the Company shall indemnify and hold harmless any person who was or is a party, or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Company to procure a judgment in its favor by reason of the fact that he is or was a Director, officer, employee, or agent of the Company, or is or was serving at the request of the Company as Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise or entity, from and against any expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company, and except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the Company unless, and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as the court shall deem proper.

     (c) To the extent that a Director, officer, employee, or agent of the Company or a person who is or was serving at the request of the Company as a Director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise or entity, has been successful, on the merits or otherwise, in the defense of any action, suit or proceeding referred to in paragraphs (a) or (b), or in defense of any claim, issue, or matter therein, shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

     Section 2. DETERMINATION OF RIGHT TO INDEMNIFICATION. Any indemnification under paragraphs (a) and (b) of Section 1, unless ordered by a court, shall be made by the Company only as authorized in the specific case, upon a determination that the indemnification of the Director, officer, employee, or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in paragraphs (a) and (b).

     Such determination shall be made (1) by the Board by majority vote of a quorum consisting of Directors who were not parties to such action, suit, or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable, if a quorum of disinterested Directors so directs, by independent legal counsel in a written opinion, or (3) by the stockholders.

     Section 3. ADVANCES. To the extent not prohibited by applicable law, expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the Company in advance of the final disposition of such action, suit or proceeding, as authorized by the Board in the specific case, upon receipt of an undertaking by or on behalf of the Director, officer, employee or agent or person who is or was serving at the request of the Company as Director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise or entity, to repay such amount, unless it shall ultimately be determined that he is entitled to be indemnified by the Company as authorized in this Article of the bylaws.

     Section 4. EXCLUSIVITY. The indemnification provided by this Article shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any agreement, resolution, vote of stockholders or disinterested Directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a Director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise or entity, and shall inure to the benefit of the heirs, executors and administrators of such a person.

     Section 5. INSURANCE. The Company may purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee, or agent of the Company, or who is or was serving at the request of the Company as a Director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise or entity, against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Company would have the power to indemnify him against such liability under the provisions of this Article of these bylaws or otherwise.

     These restated bylaws were duly adopted by the Board of Directors of the Company on the 25th day of June, 2003 and Article I was amended to reflect the name change the 11th day of November 2003.



                                         /s/ Paula Cludray-Engelke, Secretary
                                         ---------------------------------------
                                         Paula Cludray-Engelke, Secretary

                                                                 EXHIBIT 10.A(f)

                               SERVICES AGREEMENT


     This Services Agreement ("Agreement") is made this 1 day of January, 2001, by and between Golden American Life Insurance Company, an insurance company organized and existing under the laws of the state of Delaware, and the affiliated insurance companies specified in Exhibit B hereto.

                                    RECITALS

     WHEREAS, the parties are affiliates under the common control of ING Groep, N.V.; and

     WHEREAS, each party possesses certain resources, including experienced personnel, facilities and equipment, which enables it to provide certain administrative, management, professional, advisory, consulting and other services to the others ("Services"); and

     WHEREAS, each party desires from time to time to perform certain Services on behalf of, and receive certain Services from, the others, as described with particularity in Exhibit A attached hereto; and

     WHEREAS, each party contemplates that such an arrangement will achieve operating economies, synergies and expense savings, and improve services to the benefit of its policyholders or contractholders; and

     WHEREAS, the parties wish to identify the Services to be provided, to provide a method for identifying the charges to be assessed and the compensation to be paid for the Services, and to assure that all charges for the Services are reasonable and in accordance with the laws and regulations of the states in which each of them is domiciled;

     NOW, THEREFORE, in consideration of these premises and of the mutual promises set forth herein, and intending to be legally bound hereby, the parties agree as follows:

     1. Services.

          (a) Subject to the terms, conditions, and limitations of this Agreement, the party providing a service hereunder ("Service Provider") will perform for the party requesting a service hereunder ("Company") such of the Services described in Exhibit A, attached hereto and incorporated herein by this reference, as the Company may from time to time request.

          (b) The Service Provider shall employ all operating and management personnel necessary to provide the Services required by this Agreement. The Service Provider shall also maintain such facilities and equipment as it deems reasonably necessary in order to provide the Services required by the Agreement.

          Subject to the terms (including any limitations and restrictions) of any applicable software or hardware licensing agreement then in effect between the Service Provider and any licensor, the Service Provider shall, upon termination of this Agreement, grant to the Company a perpetual license, without payment of any fee, in any electronic data processing software developed or used by the Service Provider in connection with the Services provided to the Company, if such software is not commercially available and is necessary, in the Company's reasonable judgment, for the Company to perform the functions provided by the Service Provider hereunder after termination of this Agreement.

          (c) The parties agree that all documents, reports, records, books, files and other materials relative to the Services performed for the Company under this Agreement shall be the sole property of the Company. The Service Provider shall keep and maintain or cause to be kept and maintained full and complete documentation and records related to the Services provided including the accounting necessary to support charges for Services. The Service Provider shall maintain custody of said documentation and records and shall make them available to the Company and the appropriate insurance regulator of the Company upon request.

     2. Charges for Services.

          (a) It is the intention of the parties that the charges for the Services provided under this Agreement be determined in accordance with fair and reasonable standards and that no party realize a profit nor incur a loss as a result of the Services rendered pursuant to this Agreement.

          (b) The Company agrees to reimburse the Service Provider for all direct costs incurred on behalf of the Company and for all indirect costs which may be charged to the Company as follows:

               (i) "Direct Costs" include costs incurred by the Service Provider for Services provided directly to the Company, including but not limited to: (a) All costs incident to any employee or employees who are employed in rendering Services to the Company, such as salary, payroll taxes, and benefits and (b) the cost of other reasonable and necessary business expenses incurred by employees who are employed in rendering Services to the Company such as training, travel and lodging. Direct Costs shall be charged in accordance with reasonable functional cost studies and/or other information and methodologies used by the Service Provider for internal cost distribution including, where appropriate, an analysis of time spent by each employee providing Services to the Company and/or the percentage of administrative systems utilized. Data for this analysis will be collected through tracking of unit costs of Services, through time studies conducted periodically, or through other methods consistent with customary insurance accounting practices consistently applied. Annually, the bases for determining direct costs shall be modified and adjusted by mutual agreement of the Service Provider and the Company, where necessary or appropriate, to fairly and equitably reflect the actual cost incurred by the Service Provider on behalf of the Company.

               (ii)"Indirect Costs" include all other costs incurred by the Service Provider in rendering Services to the Company, including but not limited to the cost of rent or depreciation of office space, utilities, office equipment, and supplies utilized by employees who are employed in rendering Services to the Company.

               Indirect costs shall be charged to the Company based on the proportion of total direct costs chargeable to the Company under subparagraph (i), herein. In other words, if the direct costs chargeable to the Company represents 20% of the Service Provider's total direct costs, then 20% of the Service Provider's indirect costs will be charged to the Company.

          (c) The charges for Direct Costs and Indirect Costs referred to above shall be made by the Service Provider on a monthly or quarterly basis as appropriate for the particular Service. Charges paid by any party to the Service Provider may be net of charges for Direct and Indirect Costs charged by such party as Service Provider to the other party.

          (d) In the event the Service Provider or the Company should discover upon review of its accounting by its internal auditors, independent auditor, any state insurance department, or other regulatory agency, that an amount charged for Services provided hereunder was erroneous, the party discovering the error will give prompt notice of such error to the affected party under this Agreement. Such notice shall contain a description of the accounting error, corrective action and supporting documentation. Any amounts owing as a result of the correction shall be paid within sixty (60) days after notice has been given.

          (e) The Company stall have the right to inspect and audit, upon reasonable notice to the Service Provider, all books and records of the Service Provider related to the provision of the Services so as to verify the accuracy of all expenses reimbursed under this Agreement.

     3. Term.

     This Agreement shall be effective on the first day of January, 2001, and shall end on the 31st day of December, 2001. This Agreement shall be automatically renewed on the first day of each calendar year thereafter for a twelve-month period under the same terms and conditions, subject to the provisions for termination set forth herein.

     4. Termination.

     This Agreement may be terminated by the Service Provider or by the Company by providing thirty (30) days' written notice to that effect addressed to the other party. Any Services provided following the date of termination which, by their nature, continue after termination shall be provided under the same terms and conditions which prevailed at the time of such notice.

     5. Standard of Service.

     The Service Provider shall perform the Services in a competent and professional manner according to standards agreed upon by the Service Provider and the Company. The Service Provider agrees that it will exercise due diligence to abide by and comply with all laws, statutes, rules, regulations, and orders of any governmental authority in the performance of its Services under this Agreement. The Service Provider will conduct its business and perform its obligations in a manner which will not cause the possible revocation or suspension of the Company's Certificate(s) of Authority or cause the Company to sustain any fines, penalties, or other disciplinary action of any nature whatsoever.

     6. Limitation of Authority.

     The Company shall retain ultimate control and responsibility for all Services that it has delegated to the Service Provider under this Agreement. In no event shall the Services involve control of the management of the business and affairs of the Company. The Service Provider shall provide Services hereunder as an independent contractor, and shall act hereunder so as to assure the separate operating identity of the Company. While rendering Services to the Company pursuant to this Agreement, the Service Provider, its officers and employees shall not at any time or for any purpose be considered agents of the Company unless otherwise expressly agreed to by the parties. Under no circumstances shall the Services provided pursuant to this Agreement be deemed to be those of a third party administrator pursuant to any applicable state statutes.

     7. Indemnification.

          (a) The Company hereby agrees to indemnify, defend and hold harmless the Service Provider, its officers, directors and employees, from and against any and all claims, demands, losses, liabilities, actions, lawsuits and other proceedings, judgements and awards, and costs and expenses (including reasonable attorneys' fees), arising directly or indirectly, in whole or in part out of any action taken by the Service Provider within the scope of its duties or authority hereunder, excluding only such of the foregoing as result from the negligence or willful acts or omissions of the Service Provider, its officers, directors, agents and employees. The provisions of this section shall survive termination of this Agreement.

          (b) The Service Provider hereby agrees to indemnify, defend and hold harmless the Company and its officers, directors and employees from and against any and all claims, demands, losses, liabilities, action, lawsuits and other proceedings, judgments and awards, fines and penalties, and costs and expenses (including reasonable attorneys' fees), arising directly or indirectly, in whole or in part, out of the negligence or any willful act or omission of the Service Provider or of any of its officers, directors, agents or employees, in connection with this Agreement or the performance of the Service Provider's Services hereunder, or out of any action taken by the Service Provider beyond the scope of the Service Provider's duties or authority hereunder. The provisions of this section shall survive termination of this Agreement.

     8. Notices.

     All notices, requests, and communications required or permitted under this Agreement shall be in writing and deemed given when addressed to the applicable address set forth in Exhibit B attached hereto and (i) delivered by hand to an officer of the other party, (ii) deposited with the U.S. Postal Service, as first-class certified or registered mail, postage prepaid, or (iii) deposited with an overnight courier. Any notice of a change of address shall be given in the same manner.

     9. Cooperation.

     Each party to this Agreement shall cooperate with the other party, and with appropriate governmental authorities (including, without limitation, the Securities and Exchange Commission, the National Association of Securities Dealers and state insurance regulators) and shall permit such authorities reasonable access to its books and records in connection with any investigation or inquiry relating to this Agreement or the transactions contemplated hereby.

     10. Arbitration.

     Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the Rules of the American Arbitration Association, and judgment upon the award maybe entered in any Court having jurisdiction thereof.

     11. Waiver.

     No waiver of any provision of this Agreement shall be deemed, or shall constitute, waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver. Failure of any party to exercise or delay in exercising any right or power granted under this Agreement shall not operate as a waiver of any such right or power.

     12. Miscellaneous.

     This Agreement may not be assigned by either party without the prior written consent of the other party. This Agreement constitutes the entire agreement of the parties hereto. This Agreement may be amended only by a written instrument executed by both parties. If any portion of this Agreement is invalid under any applicable statute or rule of law, it shall not affect the remainder of this Agreement which shall remain valid and binding. This Agreement shall be binding on the parties, their legal representatives and successors. This Agreement shall be construed in accordance with and governed by the laws of the state in which the Services are provided, without regard to principles of conflict of laws.

     13. Counterparts.

     This Agreement may be executed in separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the date first above written.


                                          Golden American Life Insurance Company


                                          By:    /s/ Chris D. Schreier
                                                 -------------------------------
                                          Name:  Chris D. Schreier
                                          Title: President

LIST OF EXHIBITS


A-1  Underwriting and New Business Processing Services

A-2  Licensing and Contracting Services

A-3  Policyowner and Claims Processing Services

A-4  Actuarial Services

A-5  Information Services

A-6  Legal, Risk Management and Compliance Services

A-7  Human Resource Services

A-8  Marketing and Sales Promotion Services

A-9  Tax Services

A-10 Reinsurance Management and Administration Services

A-11 Management Services

A-12 Printing, Record, File, Mail and Supply Services

B    Addresses for Notices

                                   Exhibit A-1

                Underwriting and New Business Processing Services


Services related to underwriting and new business processes including, but not limited to:

     1.   Underwriting and risk consulting services.

     2.   Analysis of underwriting standards.

     3. Assistance and advice in the development of appropriate underwriting standards in accordance with all laws and regulations of the Company's state.

     4.   Perform underwriting in accordance with Company guidelines.

     5.   Provide medical and/or technical support and advice to underwriting.

     6.   Approve for issue all applications which meet underwriting criteria.

     7. Process all approved applications and issue and deliver policies to policyholders.

     8. Financial and other reporting in connection with underwriting and new business processing.

                                   Exhibit A-2

                       Licensing and Contracting Services


Services related to producer licensing and contracting including, but not limited to:

     1.   Assist with pre-appointment investigations of producers.

     2. Administer producer licenses, contracts and producer compensation and maintain a computer database for license and contract status.

                                  Exhibit A-3

                   Policyowner and Claims Processing Services


Services related to policyowner and claims processing including, but not limited to:

     1.   Bill policyholders.

     2.   Collect premiums.

     3.   Respond to customer inquiries by phone or letter.

     4.   Administer policy changes.

     5.   Administration and support for claims.

     6. Process claims and/or render legal, medical or technical support and advice relating to the processing, settlement and payment of claims.

     7.   Surrender, lapse and maturity processing.

     8.   Distribute benefits.

     9. Financial and other reporting in connection with policyowner and processing services.

                                   Exhibit A-4

                               Actuarial Services


Actuarial related services including but not limited to:

     1. Actuarial consulting services, including clerical, technical and product actuarial support and product development support.

     2. Prepare actuarial reports, opinions and memoranda and assist with asset/liability management and cash flow testing.

     3.   Conduct product experience studies.

     4.   Prepare reserve calculations and valuations.

     5.   Develop new products.

     6.   Evaluate product performance versus expectations.

     7.   Financial and other reporting in connection with actuarial services.

                                   Exhibit A-5

                              Information Services


Services related to information management including, but not limited to:

     1. Professional, technical, supervisory, programming and clerical support for information services.

     2.   Informational   and  computer   services  may  be  in  the  nature  of
          applications and programming support, enhancing existing systems, helping to install new systems.

     3.   Develop data processing systems strategy.

     4.   Implement systems strategy.

     5.   Program computers.

     6. Provide data center services, including maintenance and support of mainframe and distribution process hardware and software.

     7.   Standard  systems  for  product   administration,   accounts  payable,
          accounting and financial reporting, human resource management and inventory control.

     8.   Manage data and voice communications systems.

     9.   Manage local area networks and other desktop software and systems.

     10.  Provide  data  security  and  maintain   effective  disaster  recovery
          program.

     11.  Purchase hardware, software and supplies.

     Subject to the terms (including any limitations and restrictions) of any applicable software or hardware licensing agreement then in effect between Service Provider and any licensor, Service Provider shall, upon termination of this Agreement, grant to Company a perpetual license, without payment of any fee, in any electronic data processing software developed or used by the Service Provider in connection with the Services provided to the Company hereunder if such software is not commercially available and is necessary, in the Company's reasonable judgment, for the Company to perform subsequent to termination the functions provided by the Service Provider hereunder.

                                  Exhibit A-6

                 Legal, Risk Management and Compliance Services


Services related to legal, risk management and compliance including, but not limited to:

     1. Provide counsel, advice and assistance in any matter of law, corporate governance and governmental relations, including advisory and consulting services, in connection with the maintenance of corporate existence, licenses, dealing with regulatory agencies, development of products, contracts and legal documents, product approvals, registration and filing of insurance and securities products, handling of claims and matters involving legal controversy, assist with dispute resolution, select, retain and manage outside counsel and provide other legal services as reasonably required or requested.

     2. Provide assistance in any matter relating to risk management, including procurement of fidelity bond insurance, blanket bonds, general liability insurance, property damage insurance, directors' and officers' liability insurance, workers compensation, and any other insurance purchased by the Company.

     3. Assist in the development and maintenance of a corporate compliance program and a state insurance fraud reporting program. Assist in maintaining appropriate records and systems in connection with the Company's compliance obligations under application state law.

     4. Provide assistance with internal audit including review of operational procedures, performance of compliance tests, and assist to independent auditors.

                                  Exhibit A-7

                             Human Resource Services


Services related to human resource management including, but not limited to:

     1.   Personnel recruiting and support services.

     2.   Design and implementation of human resources training.

     3.   Compensation studies and benefits consulting.

     4.   Support employee communications.

     5.   Payroll services.

     6.   Benefits compensation and design and administration.

     7.   Employee relations.

                                  Exhibit A-8

                     Marketing and Sales Promotion Services


Services related to marketing and sales promotion including, but not limited to:

     1. Prepare sales promotional items, advertising materials and artwork, design, text and articles relevant to such work, including clerical, technical and supervisory support and related communications.

     2.   Support general communications with producers.

     3.   Conduct formal insurance market research.

     4. Develop sales illustrations, advertising materials, and software for products, in compliance with state laws.

     5. Design and implement training programs, including product and industry developments and legal compliance.

     6. Distribute to employees and/or agents underwriting guidelines for the products, where applicable.

     7. Analyze and develop compensation and benefit plans for general agents and agents.

     8.   Plan and support of producer conferences.

                                   Exhibit A-9

                                  Tax Services


Services related to tax including, but not limited to:

     1. Maintenance of tax compliance, including tax return preparation and review of financial statement tax provisions.

     2. Management of tax and audit appeals, including processing information requests, protest preparation, and participation in any appeals conference.

     3.   Direction  of  tax  research  and  planning,   including  research  of
          compliance issues for consistency, development of tax strategies and working with new legislative proposals.

     4. Administration of tax liens, levies and garnishment of wages of Company employees and agents

                                  Exhibit A-10

               Reinsurance Management and Administration Services


Services related to reinsurance management and administration including, but not limited to:

     1.   Advise with respect to reinsurance retention limits.

     2.   Advice  and  support  with  respect  to   negotiation  of  reinsurance
          treaties.

     3. Advice and support with respect to the management of reinsurer relationships.

                                  Exhibit A-11

                               Management Services


Services related to general management including, but not limited to:

     1. Consultative and advisory services to the Company's senior executive officers and staff with respect to conduct of the Company's business operations and the execution of directives and resolutions of the Company's Board of Directors pertaining to business operations and functions, including provision of personnel to serve as officers and directors of Company.

     2. Consultation and participation in the Company's strategic planning process; the development of business goals, objectives and policies; the development of operational, administrative and quality programs; preparation of financial and other reports; and the coordination of such processes, goals, objectives, policies and programs with those of the holding company.

     3. Advice and assistance with respect to maintenance of the Company's capital and surplus, the development and implementation of financing strategies and plans and the production of financial reports and records.

     4. Representation of the Company's interests at government affairs and industry meetings; participation in the deliberation and affairs of trade associations and promotion of the Company's products and relationships with the public.

     5.   Consultative,  advisory and  administrative  services to the Company's senior executive officers and staff in respect to development, implementation and administration of human resource programs and policies, the delivery of communications and information to employees regarding enterprise plans, objectives and results; and the maintenance of employee relations, morale and developmental opportunities.

     6. Direction and performance of internal audits and arrangement for independent evaluation of business processes and internal control.

                                  Exhibit A-12

                Printing, Record, File, Mail and Supply Services


Services related to printing, records, files, mail and supplies including, but not limited to:

     Printing, record, file, mail and supply services including, maintaining policy files; document control; production and distribution of standard forms, stationary, business cards and other material; arrangement of warehouse storage space; supply fulfillment; mail processing, delivery and shipping; participation in purchasing agreements; retrieval and production of documents for regulatory examinations and litigation; and development and administration of record retention programs.

                       EXHIBIT B - ING AFFILIATE INSURERS

------------------------------------- ---------------------------------------------------------------------------------------------
Name                                     Domestic State        Principal Office                           Principal Mailing Address
------------------------------------- ---------------------------------------------------------------------------------------------
Security Life of Denver                  Colorado              1290 Broadway                              Same
Insurance Company                                              Denver, CO 80203
------------------------------------- ---------------------------------------------------------------------------------------------
First Columbine Life Insurance           Colorado              1290 Broadway                              Same
Company                                                        Denver, CO 80203
------------------------------------- ---------------------------------------------------------------------------------------------
Aetna Life Insurance and                 Connecticut           151 Farmington Avenue                      Same
Annuity Company                                                Hartford, CT 06156
------------------------------------- ---------------------------------------------------------------------------------------------
Golden American Life Insurance           Delaware              1209 Orange Street                         1475 Dunwood Drive
Company                                                        Wilmington, DE 19801                       West Chester, PA 19380
------------------------------------- ---------------------------------------------------------------------------------------------
Aetna Insurance Company of America       Florida               5100 West Lemon Street, Suite 213          151 Farmington Avenue
                                                               Tampa, FL 33609                            Hartford, CT 06156
------------------------------------- ---------------------------------------------------------------------------------------------
Life Insurance Company of                Georgia               5780 Powers Ferry Road, N.W.               Same
Georgia                                                        Atlanta, GA 30327
------------------------------------- ---------------------------------------------------------------------------------------------
Ameribest Life Insurance                 Georgia               5780 Powers Ferry Road, N.W.               909 Locust Street
Company                                                        Atlanta, GA 30327                          Des Moines, IA 50309
------------------------------------ ----------------------------------------------------------------------------------------------
Midwestern United Life                   Indiana               8605 Kings Mill Place                      1290 Broadway
Insurance Company                                              Fort Wayne, IN 46804                       Denver, CO 80203-5699
------------------------------------- ---------------------------------------------------------------------------------------------
Equitable Life Insurance                 Iowa                  909 Locust Street                          Same
Company of Iowa                                                Des Moines, IA 50309
------------------------------------- ---------------------------------------------------------------------------------------------
ReliaStar Life Insurance                 Minnesota             20 Washington Avenue South                 Same
Company                                                        Minneapolis, MN 55401
-----------------------------------------------------------------------------------------------------------------------------------
Security Connecticut Life                Minnesota             20 Washington Avenue South                 20 Security Drive
Insurance Company                                              Minneapolis, MN 55401                      Avon, CT 06001
------------------------------------ ----------------------------------------------------------------------------------------------
USG Annuity and Life Company             Oklahoma              c/o Horace Rhodes                          909 Locust Street
                                                               201 RS Kerr, Suite 600                     Des Moines, IA 50309
                                                               Oklahoma City, OK 73102
------------------------------------- ---------------------------------------------------------------------------------------------
Southland Life Insurance                 Texas                 c/o CT Corp. System                        5780 Powers Ferry Road
Company                                                        350 North St. Paul Street                  Atlanta, GA 30327
                                                               Dallas, TX 75201
------------------------------------- ---------------------------------------------------------------------------------------------
United Life and Annuity                  Texas                 c/o CT Corp. System                        909 Locust Street
Insurance Company                                              350 North St. Paul Street                  Des Moines, IA 50309
                                                               Dallas, TX 75201
------------------------------------- ---------------------------------------------------------------------------------------------
Northern Life Insurance Company          Washington            1501 Fourth Ave., Suite 1000               Same
                                                               Seattle, WA 98101-3616
------------------------------------- ---------------------------------------------------------------------------------------------

                                                                 EXHIBIT 10.A(g)

                               SERVICES AGREEMENT


     This Services Agreement ("Agreement") is made this 1 day of January, 2001, by and between ING North America Insurance Corporation, Inc., a corporation organized and existing under the laws of the state of Delaware (the "Service Provider"), and Golden American Life Insurance Company, an insurance company organized and existing under the laws of the state of Delaware (referred to herein as the "Company").

                                    RECITALS

     WHEREAS, the parties are affiliates under the common control of ING Groep, N.V.; and

     WHEREAS, the Service Provider possesses certain resources, including experienced personnel, facilities and equipment, which enables it to provide certain administrative, management, professional, advisory, consulting and other services to the others ("Services"); and

     WHEREAS, the Company desires to engage the Service Provider from time to time to perform certain Services on its behalf as described with particularity in Exhibit A attached hereto; and

     WHEREAS, the Company contemplates that such an arrangement will achieve operating economies, synergies and expense savings, and improve services to the benefit of its policyholders or contractholders; and

     WHEREAS, the parties wish to identify the Services to be provided, to provide a method for identifying the charges to be assessed and the compensation to be paid for the Services, and to assure that all charges for the Services are reasonable and in accordance with the laws and regulations of the states in which each of them is domiciled;

     NOW, THEREFORE, in consideration of these premises and of the mutual promises set forth herein, and intending to be legally bound hereby, the parties agree as follows:

     1. Services.

     (a) Subject to the terms, conditions, and limitations of this Agreement, the Service Provider will perform for the Company such of the Services described in Exhibit A, attached hereto and incorporated herein by this reference, as the Company may from time to time request.

     (b) The Service Provider shall employ all operating and management personnel necessary to provide the Services required by this Agreement. The Service Provider shall also maintain such facilities and equipment as it deems reasonably necessary in order to provide the Services required by the Agreement. Subject to the terms (including any limitations and restrictions) of any applicable software or hardware licensing agreement then in effect between the Service Provider and any licensor, the Service Provider shall, upon termination of this Agreement, grant to the Company a perpetual license, without payment of any fee, in any electronic data processing software developed or used by the Service Provider in connection with the Services provided to the Company, if such software is not commercially available and is necessary, in the Company's reasonable judgment, for the Company to perform the functions provided by the Service Provider hereunder after termination of this Agreement.

     (c) The parties agree that all documents, reports, records, books, files and other materials relative to the Services performed for the Company under this Agreement shall be the sole property of the Company. The Service Provider shall keep and maintain or cause to be kept and maintained full and complete documentation and records related to the Services provided including the accounting necessary to support charges for Services. The Service Provider shall maintain custody of said documentation and records and shall make them available to the Company and the appropriate insurance regulator of the Company upon request.

     2. Charges for Services.

     (a) It is the intention of the parties that the charges for the Services provided under this Agreement be determined in accordance with fair and reasonable standards and that no party realize a profit nor incur a loss as a result of the Services rendered pursuant to this Agreement.

     (b) The Company agrees to reimburse the Service Provider for all direct costs incurred on behalf of the Company and for all indirect costs which may be charged to the Company as follows:

          (i) "Direct Costs" include costs incurred by the Service Provider for Services provided directly to the Company, including but not limited to:
     (a) All costs incident to any employee or employees who are employed in rendering Services to the Company, such as salary, payroll taxes, and benefits and (b) the cost of other reasonable and necessary business expenses incurred by employees who are employed in rendering Services to the Company such as training, travel and lodging. Direct Costs shall be charged in accordance with reasonable functional cost studies and/or other information and methodologies used by the Service Provider for internal cost distribution including, where appropriate, an analysis of time spent by each employee providing Services to the Company and/or the percentage of administrative systems utilized. Data for this analysis will be collected through tracking of unit costs of Services, through time studies conducted periodically, or through other methods consistent with customary insurance accounting practices consistently applied. Annually, the bases for determining direct costs shall be modified and adjusted by mutual agreement of the Service Provider and the Company, where necessary or appropriate, to fairly and equitably reflect the actual cost incurred by the Service Provider on behalf of the Company.

          (ii)"Indirect Costs" include all other costs incurred by the Service Provider in rendering Services to the Company, including but not limited to the cost of rent or depreciation of office space, utilities, office equipment, and supplies utilized by employees who are employed in rendering Services to the Company. Indirect costs shall be charged to the Company based on the proportion of total direct costs chargeable to the Company under subparagraph (i), herein. In other words, if the direct costs chargeable to the Company represents 20% of the Service Provider's total direct costs, then 20% of the Service Provider's indirect costs will be charged to the Company.

     (c) The charges for Direct Costs and Indirect Costs referred to above shall be made by the Service Provider on a monthly or quarterly basis as appropriate for the particular Service. Charges paid by any party to the Service Provider may be net of charges for Direct and Indirect Costs charged by such party as Service Provider to the other party.

     (d) In the event the Service Provider or the Company should discover upon review of its accounting by its internal auditors, independent auditor, any state insurance department, or other regulatory agency, that an amount charged for Services provided hereunder was erroneous, the party discovering the error will give prompt notice of such error to the affected party under this Agreement. Such notice shall contain a description of the accounting error, corrective action and supporting documentation. Any amounts owing as a result of the correction shall be paid within sixty (60) days after notice has been given.

     (e) The Company stall have the right to inspect and audit, upon reasonable notice to the Service Provider, all books and records of the Service Provider related to the provision of the Services so as to verify the accuracy of all expenses reimbursed under this Agreement.

     3. Term.

     This Agreement shall be effective on the first day of January, 2001, and shall end on the 31st day of December, 2001. This Agreement shall be automatically renewed on the first day of each calendar year thereafter for a twelve-month period under the same terms and conditions, subject to the provisions for termination set forth herein.

     4. Termination.

     This Agreement may be terminated by the Service Provider or by the Company by providing thirty (30) days' written notice to that effect addressed to the other party. Any Services provided following the effective date of termination which, by their nature, continue after termination shall be provided under the same terms and conditions which prevailed at the time of such notice.

     5. Standard of Service.

     The Service Provider shall perform the Services in a competent and professional manner according to standards agreed upon by the Service Provider and the Company. The Service Provider agrees that it will exercise due diligence to abide by and comply with all laws, statutes, rules, regulations, and orders of any governmental authority in the performance of its Services under this Agreement. The Service Provider will conduct its business and perform its obligations in a manner which will not cause the possible revocation or suspension of the Company's Certificate(s) of Authority or cause the Company to sustain any fines, penalties, or other disciplinary action of any nature whatsoever.

     6. Limitation of Authority.

     The Company shall retain ultimate control and responsibility for all Services that it has delegated to the Service Provider under this Agreement. In no event shall the Services involve control of the management of the business and affairs of the Company. The Service Provider shall provide Services hereunder as an independent contractor, and shall act hereunder so as to assure the separate operating identity of the Company. While rendering Services to the Company pursuant to this Agreement, the Service Provider, its officers and employees shall not at any time or for any purpose be considered agents of the Company unless otherwise expressly agreed to by the parties. Under no circumstances shall the Services provided pursuant to this Agreement be deemed to be those of a third party administrator pursuant to any applicable state statutes.

     7. Indemnification.

     (a) The Company hereby agrees to indemnify, defend and hold harmless the Service Provider, its officers, directors and employees, from and against any and all claims, demands, losses, liabilities, actions, lawsuits and other proceedings, judgements and awards, and costs and expenses (including reasonable attorneys' fees), arising directly or indirectly, in whole or in part out of any action taken by the Service Provider within the scope of its duties or authority hereunder, excluding only such of the foregoing as result from the negligence or willful acts or omissions of the Service Provider, its officers, directors, agents and employees. The provisions of this section shall survive termination of this Agreement.

     (b) The Service Provider hereby agrees to indemnify, defend and hold harmless the Company and its officers, directors and employees from and against any and all claims, demands, losses, liabilities, action, lawsuits and other proceedings, judgments and awards, fines and penalties, and costs and expenses (including reasonable attorneys' fees), arising directly or indirectly, in whole or in part, out of the negligence or any willful act or omission of the Service Provider or of any of its officers, directors, agents or employees, in connection with this Agreement or the performance of the Service Provider's Services hereunder, or out of any action taken by the Service Provider beyond the scope of the Service Provider's duties or authority hereunder. The provisions of this section shall survive termination of this Agreement.

     8. Notices.

     All notices, requests, and communications required or permitted under this Agreement shall be in writing and deemed given when addressed to the applicable address set forth in Exhibit B attached hereto and (i) delivered by hand to an officer of the other party, (ii) deposited with the U.S. Postal Service, as first-class certified or registered mail, postage prepaid, or (iii) deposited with an overnight courier. Any notice of a change of address shall be given in the same manner.

     9. Cooperation.

     Each party to this Agreement shall cooperate with the other party, and with appropriate governmental authorities (including, without limitation, the Securities and Exchange Commission, the National Association of Securities Dealers and state insurance regulators) and shall permit such authorities reasonable access to its books and records in connection with any investigation or inquiry relating to this Agreement or the transactions contemplated hereby.

     10. Arbitration.

     Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the Rules of the American Arbitration Association, and judgment upon the award maybe entered in any Court having jurisdiction thereof.

     11. Waiver.

     No waiver of any provision of this Agreement shall be deemed, or shall constitute, waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver. Failure of any party to exercise or delay in exercising any right or power granted under this Agreement shall not operate as a waiver of any such right or power.

     12. Miscellaneous.

     This Agreement may not be assigned by either party without the prior written consent of the other party. This Agreement constitutes the entire agreement of the parties hereto. This Agreement may be amended only by a written instrument executed by both parties. If any portion of this Agreement is invalid under any applicable statute or rule of law, it shall not affect the remainder of this Agreement which shall remain valid and binding. This Agreement shall be binding on the parties, their legal representatives and successors. This Agreement shall be construed in accordance with and governed by the laws of the State of Georgia, state in which the Services are provided, without regard to principles of conflict of laws.

     13. Counterparts.

     This Agreement may be executed in separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the date first above written.


                                   ING North America Insurance Corporation, Inc.


                                   By:    /s/ Robert C. Salipante
                                          --------------------------------------
                                   Name:  Robert C. Salipante
                                   Title: General Manager and
                                          CEO, US Retail Financial Services


                                   Golden American Life Insurance Company


                                   By:    /s/ Chris D. Schreier
                                          --------------------------------------
                                   Name:  Chris D. Schreier
                                   Title: President

                                LIST OF EXHIBITS


A-1  Underwriting and New Business Processing Services

A-2  Licensing and Contracting Services

A-3  Policyowner and Claims Processing Services

A-4  Actuarial Services

A-5  Information Services

A-6  Legal, Risk Management and Compliance Services

A-7  Human Resource Services

A-8  Marketing and Sales Promotion Services

A-9  Tax Services

A-10 Reinsurance Management and Administration Services

A-11 Management Services

A-12 Printing, Record, File, Mail and Supply Services

B    Addresses for Notices

                                   Exhibit A-1

                Underwriting and New Business Processing Services


Services related to underwriting and new business processes including, but not limited to:

     1.   Underwriting and risk consulting services.

     2.   Analysis of underwriting standards.

     3. Assistance and advice in the development of appropriate underwriting standards in accordance with all laws and regulations of the Company's state.

     4.   Perform underwriting in accordance with Company guidelines.

     5.   Provide medical and/or technical support and advice to underwriting.

     6.   Approve for issue all applications which meet underwriting criteria.

     7. Process all approved applications and issue and deliver policies to policyholders.

     8. Financial and other reporting in connection with underwriting and new business processing.

                                   Exhibit A-2

                       Licensing and Contracting Services


Services related to producer licensing and contracting including, but not limited to:

     1.   Assist with pre-appointment investigations of producers.

     2. Administer producer licenses, contracts and producer compensation and maintain a computer database for license and contract status.

                                   Exhibit A-3

                   Policyowner and Claims Processing Services


Services related to policyowner and claims processing including, but not limited to:

     1.   Bill policyholders.

     2.   Collect premiums.

     3.   Respond to customer inquiries by phone or letter.

     4.   Administer policy changes.

     5.   Administration and support for claims.

     6. Process claims and/or render legal, medical or technical support and advice relating to the processing, settlement and payment of claims.

     7.   Surrender, lapse and maturity processing.

     8.   Distribute benefits.

     9. Financial and other reporting in connection with policyowner and processing services.

                                   Exhibit A-4

                               Actuarial Services


Actuarial related services including but not limited to:

     1. Actuarial consulting services, including clerical, technical and product actuarial support and product development support.

     2. Prepare actuarial reports, opinions and memoranda and assist with asset/liability management and cash flow testing.

     3.   Conduct product experience studies.

     4.   Prepare reserve calculations and valuations.

     5.   Develop new products.

     6.   Evaluate product performance versus expectations.

     7.   Financial and other reporting in connection with actuarial services.

                                   Exhibit A-5

                              Information Services


Services related to information management including, but not limited to:

     1. Professional, technical, supervisory, programming and clerical support for information services.

     2.   Informational   and  computer   services  may  be  in  the  nature  of
          applications and programming support, enhancing existing systems, helping to install new systems.

     3.   Develop data processing systems strategy.

     4.   Implement systems strategy.

     5.   Program computers.

     6. Provide data center services, including maintenance and support of mainframe and distribution process hardware and software.

     7.   Standard  systems  for  product   administration,   accounts  payable,
          accounting and financial reporting, human resource management and inventory control.

     8.   Manage data and voice communications systems.

     9.   Manage local area networks and other desktop software and systems.

     10.  Provide  data  security  and  maintain   effective  disaster  recovery
          program.

     11.  Purchase hardware, software and supplies.

     Subject to the terms (including any limitations and restrictions) of any applicable software or hardware licensing agreement then in effect between Service Provider and any licensor, Service Provider shall, upon termination of this Agreement, grant to Company a perpetual license, without payment of any fee, in any electronic data processing software developed or used by the Service Provider in connection with the Services provided to the Company hereunder if such software is not commercially available and is necessary, in the Company's reasonable judgment, for the Company to perform subsequent to termination the functions provided by the Service Provider hereunder.

                                   Exhibit A-6

                 Legal, Risk Management and Compliance Services


Services related to legal, risk management and compliance including, but not limited to:

     1. Provide counsel, advice and assistance in any matter of law, corporate governance and governmental relations, including advisory and consulting services, in connection with the maintenance of corporate existence, licenses, dealing with regulatory agencies, development of products, contracts and legal documents, product approvals, registration and filing of insurance and securities products, handling of claims and matters involving legal controversy, assist with dispute resolution, select, retain and manage outside counsel and provide other legal services as reasonably required or requested.

     2. Provide assistance in any matter relating to risk management, including procurement of fidelity bond insurance, blanket bonds, general liability insurance, property damage insurance, directors' and officers' liability insurance, workers compensation, and any other insurance purchased by the Company.

     3. Assist in the development and maintenance of a corporate compliance program and a state insurance fraud reporting program. Assist in maintaining appropriate records and systems in connection with the Company's compliance obligations under application state law.

     4. Provide assistance with internal audit including review of operational procedures, performance of compliance tests, and assist to independent auditors.



                                   Exhibit A-7

                             Human Resource Services


Services related to human resource management including, but not limited to:

     1.   Personnel recruiting and support services.

     2.   Design and implementation of human resources training.

     3.   Compensation studies and benefits consulting.

     4.   Support employee communications.

     5.   Payroll services.

     6.   Benefits compensation and design and administration.

     7.   Employee relations.

                                   Exhibit A-8

                     Marketing and Sales Promotion Services


Services related to marketing and sales promotion including, but not limited to:

     1. Prepare sales promotional items, advertising materials and artwork, design, text and articles relevant to such work, including clerical, technical and supervisory support and related communications.

     2.   Support general communications with producers.

     3.   Conduct formal insurance market research.

     4. Develop sales illustrations, advertising materials, and software for products, in compliance with state laws.

     5. Design and implement training programs, including product and industry developments and legal compliance.

     6. Distribute to employees and/or agents underwriting guidelines for the products, where applicable.

     7. Analyze and develop compensation and benefit plans for general agents and agents.

     8.   Plan and support of producer conferences.

                                   Exhibit A-9

                                  Tax Services


Services related to tax including, but not limited to:

     1. Maintenance of tax compliance, including tax return preparation and review of financial statement tax provisions.

     2. Management of tax and audit appeals, including processing information requests, protest preparation, and participation in any appeals conference.

     3.   Direction  of  tax  research  and  planning,   including  research  of
          compliance issues for consistency, development of tax strategies and working with new legislative proposals.

     4. Administration of tax liens, levies and garnishment of wages of Company employees and agents

                                  Exhibit A-10

               Reinsurance Management and Administration Services


Services related to reinsurance management and administration including, but not limited to:

     1.   Advise with respect to reinsurance retention limits.

     2.   Advice  and  support  with  respect  to   negotiation  of  reinsurance
          treaties.

     3. Advice and support with respect to the management of reinsurer relationships.

                                  Exhibit A-11

                               Management Services


Services related to general management including, but not limited to:

     1. Consultative and advisory services to the Company's senior executive officers and staff with respect to conduct of the Company's business operations and the execution of directives and resolutions of the Company's Board of Directors pertaining to business operations and functions, including provision of personnel to serve as officers and directors of Company.

     2. Consultation and participation in the Company's strategic planning process; the development of business goals, objectives and policies; the development of operational, administrative and quality programs; preparation of financial and other reports; and the coordination of such processes, goals, objectives, policies and programs with those of the holding company.

     3. Advice and assistance with respect to maintenance of the Company's capital and surplus, the development and implementation of financing strategies and plans and the production of financial reports and records.

     4. Representation of the Company's interests at government affairs and industry meetings; participation in the deliberation and affairs of trade associations and promotion of the Company's products and relationships with the public.

     5.   Consultative,  advisory and  administrative  services to the Company's senior executive officers and staff in respect to development, implementation and administration of human resource programs and policies, the delivery of communications and information to employees regarding enterprise plans, objectives and results; and the maintenance of employee relations, morale and developmental opportunities.

     6. Direction and performance of internal audits and arrangement for independent evaluation of business processes and internal control.

                                  Exhibit A-12

                Printing, Record, File, Mail and Supply Services


Services related to printing, records, files, mail and supplies including, but not limited to:

     Printing, record, file, mail and supply services including, maintaining policy files; document control; production and distribution of standard forms, stationary, business cards and other material; arrangement of warehouse storage space; supply fulfillment; mail processing, delivery and shipping; participation in purchasing agreements; retrieval and production of documents for regulatory examinations and litigation; and development and administration of record retention programs.

                                    Exhibit B


                    ING North America Insurance Corporation, Inc. 5780 Powers Ferry Road Atlanta,
                    Georgia 30327

                    Golden American Life Insurance Company
                    1209 Orange Street
                    Wilmington, DE 19801

                                                                 EXHIBIT 10.A(i)

                              TAX SHARING AGREEMENT


     THIS AGREEMENT is entered into by and between Equitable Life Insurance Company of Iowa ("EQUITABLE"), USG Annuity & Life Company ("USG"), and Golden American Life Insurance Company ("Golden")(USG and Golden referred to herein as "the Subsidiary").

                                   WITNESSETH:

     WHEREAS, EQUITABLE and the Subsidiary are members of an affiliated group, as that term is defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), which expects to file a consolidated federal income tax return for each taxable year during which the Subsidiary are includible corporations qualified to so file; and

     WHEREAS, it is desirable for the Subsidiary and EQUITABLE to enter into this Tax Sharing Agreement ("Agreement") to provide for the manner of computation of the amounts and timing of payments with regard thereto by EQUITABLE to the Subsidiary and by the Subsidiary to EQUITABLE, and various related matters;

     NOW, THEREFORE, in consideration of the agreements contained herein and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     1. AMOUNT OF PAYMENTS

          a. General - For each taxable year during which the Subsidiary is included in a consolidated federal income tax return with EQUITABLE, the Subsidiary will pay to EQUITABLE an amount equal to the regular federal income tax liability (including any interest, penalties and other additions to tax) that the Subsidiary would pay on its taxable income if it were filing a separate, unconsolidated return, provided that (i) Tax Assets (as defined herein) will be treated in accordance with subsection (b) of this section, (ii) intercompany transactions will be treated in accordance with income tax regulations governing intercompany transactions in consolidated returns and subject to any election which may be made by EQUITABLE with regard thereto; (iii) the Subsidiary's payment will be increased to the extent that the Subsidiary generates Other Taxes, as determined in accordance with subsection (d) of this section; (iv) such computation will be made as though the highest rate of tax specified in subsection (b) of
     Section 11 of the Code were the only rate set forth in that subsection, and
     (v) such computation shall reflect the positions, elections and accounting methods used by EQUITABLE in preparing the consolidated federal income tax return for EQUITABLE and the Subsidiary.

          b. Tax Assets - "Tax Asset" shall mean any net operating loss, net capital loss, investment tax credit, foreign tax credit, charitable deduction, dividends received deduction or any other deduction, credit or tax attribute which could reduce taxes. Except as provided in subsection
     (c) of this section, for each taxable year during which the Subsidiary is included in a consolidated federal income tax return with EQUITABLE, EQUITABLE will pay to the Subsidiary an amount equal to the tax benefit of the Subsidiary's Tax Assets generated in such year. The valuation of the tax benefit attributable to the Subsidiary's Tax Assets shall be made by EQUITABLE, and shall be determined without regard to whether such Tax Assets are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

          c. Separate Return Years - To the extent any portion of a Tax Asset of the affiliated group is carried back to a pre-consolidation separate return year of the Subsidiary (whether by operation of law or at the discretion of EQUITABLE) the Subsidiary shall not be entitled to payment from EQUITABLE with respect thereto. This shall be the case whether or not that the Subsidiary actually receives payment for the benefit of such Tax Asset from the Internal Revenue Service ("IRS") or from the parent of a former affiliated group.

          d. Other Taxes - For any taxable year in which the affiliated group incurs taxes (other than the alternative minimum tax) such as ITC recapture, environmental tax, etc. ("Other Taxes"), such taxes, to the extent directly allocable to particular members of the affiliated group, will be paid by such members. To the extent such taxes are not directly allocable to particular members of the affiliated group, such taxes will be paid by EQUITABLE and/or the Subsidiary producing the attributes that give rise to such taxes, in the proportion that such attributes bear to the total amount of such attributes.

          e. Alternative minimum tax ("AMT") and Related minimum tax credit ("MTC")- For any taxable year in which the affiliated group incurs an AMT or utilizes a MTC, the Subsidiary producing the attributes that give rise to the AMT or MTC shall pay to, or receive from, EQUITABLE such AMT or MTC amount respectively. The calculation of the AMT or MTC shall be subject to a methodology determined by EQUITABLE in its sole discretion, provided, however, that any method adopted by EQUITABLE shall not be changed without prior notification to the Subsidiary. Any payments required under this subsection are in addition to payments required under the previous subsections.

          f. Unless specifically approved in writing, all payments made pursuant to this Agreement by the Subsidiary shall be made by the Subsidiary, and not by any other company or business unit on behalf of the Subsidiary.

     2. INSTALLMENT PAYMENTS

          a. Determination and Timing - During and following a taxable year in which the Subsidiary is included in a consolidated federal income tax return with EQUITABLE, it shall pay to EQUITABLE, or receive from EQUITABLE, as the case may be, installment payments of the amount determined pursuant to section 1 of this Agreement. Payments shall take place on the dates, on the bases of calculations, and in amounts that produce cumulative installments, as follows:



DATE                           BASIS OF CALCULATION                          CUMULATIVE INSTALLMENT
April 15                       Prior year annual financial statement         25% of tax liability as determined in prior
                                                                             year financial statements results updated for
                                                                             known adjustments

June 15                        March 31 three month financial statement      50% of tax liability as determined by current
                                                                             financial statement annualized results

September 15                   June 30 six month financial statement         75% of tax liability as determined by current
                                                                             financial statement annualized results

December 15                    September 30 nine month financial             100% of tax liability as determined by
                               statement                                     current financial statement annualized results

March 15                       Year-end annual financial statement           100% of tax liability as determined by actual
                                                                             financial statements results for prior year
                                                                             updated for known adjustments

Not earlier than September     Final tax return                              100% of tax liability for prior year
15 of the following year


          The due dates, basis of calculation and cumulative installments set forth above and made during a taxable year are intended to correspond to the applicable percentages as set forth in Section 6655(e)(2)(B)(ii) of the Code. Should the Code be amended to alter such provisions, it is hereby agreed by the parties to this Agreement that the provisions will correspondingly change. EQUITABLE may revise the schedule of installment payments set forth in this paragraph, and may provide for annual rather than quarterly payments in cases where amounts due fall below a certain threshold, although any such change shall be prospective and shall not take effect prior to written notice to the Subsidiary.

          b. Estimated Taxes and Other Amounts - EQUITABLE shall pay required installments of federal estimated taxes pursuant to Code section 6655, and such other amounts with respect to taxes shown on the consolidated return for the taxable year pursuant to any other applicable provision of the Code ("tax payment"), to the IRS on behalf of itself and each Subsidiary. EQUITABLE shall have the sole right to determine the amount of each such tax payment with respect to the affiliated group's tax liability for the taxable year.

          c. Additional Payments by Subsidiary - Should the amount of any tax payment made by EQUITABLE under this section exceed the sum of installment payments made by the Subsidiary for any corresponding installment date pursuant to section 2 of this Agreement, EQUITABLE may, in its sole discretion, determine such Subsidiary's fair and reasonable share of that excess, and notify such Subsidiary thereof and such amount shall be paid over to EQUITABLE within 15 business days of the date of notification by EQUITABLE. Should EQUITABLE make any tax payment to the IRS on a date that does not correspond to the installment dates pursuant to section 2, the Subsidiary will pay over to EQUITABLE an amount which EQUITABLE may in its sole discretion, determine to be due from the Subsidiary.

          d. Penalty in Addition to Tax - If a penalty or an addition to tax for underpayment of estimated taxes is imposed on the affiliated group with respect to any required installment under section 6655 of the Code, EQUITABLE shall, in its sole discretion, determine the amount of the Subsidiary's share of such penalty or addition to tax, which amount shall be paid over to EQUITABLE within 15 business days of the date of notification by EQUITABLE.

     3. ADJUSTED RETURNS - If any adjustments are made to the income, gains, losses, deductions or credits of the affiliated group for a taxable year during which the Subsidiary is a member, whether by reason of the filing of an amended return, or a claim for refund with respect to such taxable year, or an audit with respect to such taxable year by the IRS, the amounts due under this Agreement for such taxable year shall be redetermined by taking into account such adjustments. If, as a result of such redetermination, any amounts due under this Agreement shall differ from the amounts previously paid, then, except as provided in section 6 hereof, payment of such difference shall be made by the Subsidiary to EQUITABLE or by EQUITABLE to the Subsidiary, as the case may be,
(a) in the case of an adjustment resulting in a refund or credit, not later than thirty (30) days after the date on which such refund is received or credit is allowed with respect to such adjustment or (b) in the case of an adjustment resulting in the assertion of a deficiency, not later than thirty (30) days after the Subsidiary is notified of the deficiency. Any amounts due to or from a Subsidiary under this section shall be determined with respect to such refund or deficiency and any penalties, interest or other additions to tax which may be imposed. EQUITABLE shall indemnify the Subsidiary in the event the Internal Revenue Service levies upon the Subsidiary's assets for unpaid taxes in excess of the amount required to be paid by the Subsidiary in relation to a consolidated federal income tax return filed pursuant to this Agreement.

     4. PROCEDURAL MATTERS - EQUITABLE shall prepare and file the consolidated federal income tax return and any other returns, documents or statements required to be filed with the IRS with respect to the determination of the federal income tax liability of the affiliated group. In its sole discretion, EQUITABLE shall have the right with respect to any consolidated federal income tax returns which it has filed or will file, (a) to determine (i) the manner in which such returns, documents or statements shall be prepared and filed, including, without limitation, the manner in which any item of income, gain, loss, deduction or credit shall be reported, (ii) whether any extensions may be requested and (iii) the elections that will be made by the Subsidiary, (b) to contest, compromise or settle any adjustment or deficiency proposed, asserted or assessed as a result of any audit of such returns by the IRS, (c) to file, prosecute, compromise or settle any claim for refund and (d) to determine whether any refunds to which the affiliated group may be entitled shall be paid by way of refund or credited against the tax liability of the affiliated group. Each Subsidiary hereby irrevocably appoints EQUITABLE as its agent and attorney-in-fact to take such action (including the execution of documents) as EQUITABLE may deem appropriate to effect the foregoing.

     5. ADDITIONAL MEMBERS - If future subsidiaries are acquired or created and they participate in the consolidated federal income tax filing, such subsidiary shall join in and be bound by this Agreement. This section will also apply to subsidiaries that are not eligible immediately to join the affiliated group, when they become eligible to join the affiliated group.

     6. COMPANIES LEAVING EQUITABLE GROUP - Except as specifically treated to the contrary herein, the Subsidiary shall be treated as having withdrawn from this Agreement when the Subsidiary ceases to be a member of the affiliated group, or upon signing a letter of intent or a definitive agreement to sell the Subsidiary. Notwithstanding any provision to the contrary in section 2 hereof, amounts payable to or receivable from EQUITABLE shall be recomputed with respect to the Subsidiary, including an estimate of the remaining taxes actually payable or receivable upon the filing of the consolidated tax return for the year of withdrawal, as of the last day the Subsidiary is a member of the affiliated group. Any amounts so computed as due to or from EQUITABLE to or from an existing Subsidiary shall be paid prior to its leaving the group, provided, however, that any deficiency or excess of taxes determined on the basis of the tax return filed for the year of withdrawal, and paid to or from EQUITABLE related to the tax liability of the Subsidiary for the portion of the year of withdrawal during which it had been a member of the affiliated group, shall be settled not later than November 15 of the year following the year of the date of withdrawal, in accordance with section 2 of this Agreement.

     The extent to which EQUITABLE or such Subsidiary is entitled to any other payments as a result of adjustments, as provided in section 3 hereof, determined after the Subsidiary has left the affiliated group but affecting any taxable year during which this Agreement was in effect with respect to EQUITABLE and the Subsidiary, shall be provided for pursuant to a separate written agreement between EQUITABLE and the Subsidiary, or its new owner, or in the absence of such agreement, pursuant to the provision of section 3 hereof. Tax benefits arising from the Tax Assets of the Subsidiary carried back to tax years during which the Subsidiary was a member of the affiliated group shall not be refunded to the Subsidiary, unless specifically provided for pursuant to a separate written agreement between EQUITABLE and the Subsidiary, or its new owner.

     In the case of any Tax Asset of the Subsidiary (i) that arose in a consolidated taxable year during which it was a member of the affiliated group,
(ii) for which the Subsidiary was paid by EQUITABLE pursuant to Section 1(b) of this Agreement, and (iii) which has not been utilized in the reduction of the consolidated federal income tax liability of the affiliated group for any consolidated taxable period ending on or before the date that the Subsidiary leaves the group, the Subsidiary shall repay to EQUITABLE prior to the time it leaves the group the amount of the tax benefit previously received with respect to the Tax Asset.

     7. BOOKS AND RECORDS - The books, accounts and records of EQUITABLE and the Subsidiary shall be maintained so as to provide clearly and accurately the information required for the operation of this Agreement. Notwithstanding termination of this Agreement, all materials including, but not limited to, returns, supporting schedules, workpapers, correspondence and other documents relating to the consolidated federal income tax return shall be made available to EQUITABLE and/or the Subsidiary during regular business hours. Records will be retained by EQUITABLE and by the Subsidiary, in a manner satisfactory to EQUITABLE, adequate to comply with any audit request by the IRS or appropriate State taxing authority, and, in any event to comply with any record retention agreement entered into by EQUITABLE or the Subsidiary with such taxing authority.

     8. EARNINGS AND PROFITS - The earnings and profits of EQUITABLE and the Subsidiary shall be determined during the period in which they are members of the affiliated group filing a consolidated tax return by allocating the consolidated tax liability in accordance with Income Tax Regulations ss.ss.1.1552-1(a)(2) and 1.1502-33(d)(3).

     9. ESCROW AGREEMENTS - The parties hereto agree that, to the extent required by applicable law, they shall enter into and file with appropriate jurisdictions any escrow agreements or similar contractual arrangements with respect to the taxes covered by this Agreement. The terms of such agreements shall, to the extent set forth therein, and with respect to the parties thereto, prevail over the terms of this Agreement.

     10. TERMINATION - This Agreement shall be terminated if EQUITABLE and the Subsidiary agree in writing to such termination or if the affiliated group fails to file a consolidated federal income tax return for any taxable year.

     11. ADMINISTRATION - This Agreement shall be administered by the Vice President of Taxes of EQUITABLE or, in his/her absence, by any other officer of EQUITABLE so designated by the Controller of EQUITABLE. Disputes between EQUITABLE and the Subsidiary shall be resolved by the Vice President of Taxes of EQUITABLE or other designated officer and the senior financial officer of each Subsidiary involved in the dispute.

     12. PERIOD COVERED - This Agreement shall be effective with respect to each party thereto upon signing by such party, and shall supersede all previous agreements between EQUITABLE and any Subsidiary with respect to the matters contained herein and such previous agreement shall thereupon terminate. The Agreement shall apply to the taxable year 2001, to all prior taxable years which are open to adjustments as provided in section 3 hereof (to the extent not subject to any separate tax sharing agreement) and to all subsequent periods unless and until amended or terminated, as provided in section 10 hereof.

     IN WITNESS WHEREOF, the parties hereto have executed this Tax Sharing Agreement.




     Equitable Life Insurance                   By     /s/ Paula Cludray-Engelke
     Company of Iowa                                   -------------------------
                                                Title: Secretary



     USG Annuity & Life Company                 By     /s/ Paula Cludray-Engelke
                                                       -------------------------
                                                Title: Secretary


     Golden American Life                       By     /s/ Paula Cludray-Engelke
     Insurance Company                                 -------------------------
                                                Title: Secretary

                                                                 EXHIBIT 10.A(j)



                              TAX SHARING AGREEMENT


     THIS  AGREEMENT  is  entered  into by and  between  ING  AMERICA  INSURANCE
HOLDINGS,   INC.  ("ING")  and  each  of  its  undersigned   subsidiaries   (the
"Subsidiaries", or in the singular "Subsidiary").

                                   WITNESSETH:


     WHEREAS, ING and/or some or all of the Subsidiaries may join in the filing of a state or local tax return on a consolidated, combined or unitary basis; and

     WHEREAS, it is desirable for the Subsidiaries and ING to enter into this Tax Sharing Agreement ("Agreement") to provide for the manner of computation of the amounts and timing of payments among them, and various related matters;

     NOW, THEREFORE, in consideration of the agreements contained herein and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     1.   Applicability

          The parties intend that the provisions of this Agreement shall apply to situations in which a state or local franchise, income tax or other tax return based on, or measured by, net income ("state or local income tax return") is filed on behalf of more than one party to this Agreement on a consolidated, combined, or unitary basis (each company participating in such a return is referred to herein as a "Group Member"). ING is hereby authorized to determine, in its sole discretion, whether any of the Subsidiaries will be included in the filing of a consolidated, combined, or unitary state or local income tax return, or whether any Subsidiary will file a separate, stand-alone state or local income tax return, in states where the choice is available.

     2.   Allocation of Liability

          For each taxable year during which a consolidated, combined or unitary state or local income tax return is filed, each Group Member will pay to the Designated Lead Company of such group an amount determined as follows:

               i.) Where the tax liability of the group of companies is calculated by reference to the consolidated, combined, or unitary apportionment or allocation factors of the group as a whole, the amount of tax liability payable by each Group Member will be determined on the basis of its proportional share of the total group's apportionment or allocation factor. Each Group Member generating tax losses or credits, including any carryovers thereof, will be paid for such losses or credits as they are recognized and actually utilized to reduce the total tax liability of the group.

               ii.) Where the tax liability of the group of companies is calculated for each Group Member on a separate company basis utilizing separate company apportionment or allocation factors, the amount of tax liability payable by each Group Member will be an amount equal to its separate company tax liability. Separate company losses or credits, and any carryovers thereof, will only be recognized and paid for at the time, and to the extent, that they are utilized in the reduction of the consolidated, combined or unitary taxable income of the group.

               iii) In those situations in which ING or any of the Subsidiaries files separate, stand-alone state or local income tax returns, each such party will be solely responsible for all taxes, additions to tax, penalties, and interest associated with such stand-alone filings.

               iv) Unless specifically approved in writing, all payments made pursuant to this Agreement by a Group Member shall be made by that Group Member, and not by any other company or business unit on its behalf.

     3.   Separate Return Years

          To the extent any portion of a tax loss or credit of a consolidated, combined or unitary group is carried back or carried forward to a separate return year of a Group Member (whether by operation of law or at the discretion of the Designated Lead Company) the Group Member shall not be entitled to payment from the Designated Lead Company with respect thereto. This shall be the case whether or not the Group Member actually receives payment for the benefit of such tax loss or credit from the applicable tax authority or otherwise.

     4.   Installment Payments

               a. During and following a taxable year in which Group Members are included in a state or local income tax return filed on a consolidated, combined or unitary basis, each shall pay to the Designated Lead Company, or receive from the Designated Lead Company, as the case may be, installment payments of the amount determined pursuant to section 2 of this Agreement. Payments shall made by or to each Group Member in amounts that produce, on a group basis, cumulative installments consistent with the payment rules of the applicable taxing authority. Payments shall be made to/by each Group Member to/by the Designated Lead Company within 30 days of the installment payment date mandated by the applicable taxing authority. The Designated Lead Company may revise the schedule of installment payments set forth in this paragraph, and may provide for annual rather than quarterly payments in cases where amounts due fall below a certain threshold, although any such change shall be prospective and shall not take effect prior to written notice to the Group Members.

               b. The Designated Lead Company shall pay to the applicable taxing authority all required installments of state or local estimated taxes pursuant to applicable provisions of state or local law on behalf of itself and each Group Member. The Designated Lead Company shall have the sole right to determine the amount of each such tax payment with respect to the group's tax liability for the taxable year.

               c.  Should the amount of any tax payment  made by the  Designated
          Lead Company under this section to the taxing authority exceed the sum of installment payments made by all Group Members for any corresponding installment date, the Designated Lead Company may, in its sole discretion, determine each Group Member's fair and reasonable share of that excess, and notify each Group Member thereof. The amount of such excess amount shall be paid over to the Designated Lead Company within 15 business days of the date of notification.

               d. If a penalty or an addition to tax for underpayment of estimated taxes is imposed on the group with respect to any required installment under applicable state or local law, the Designated Lead Company shall, in its sole discretion, determine the amount of each Group Member's share of such penalty or addition to tax, which amount shall be paid over to the Designated Lead Company within 15 business days of the date of notification.

     5.   ADJUSTED RETURNS

          If any adjustments are made to the consolidated, combined or unitary returns for a taxable year, whether by reason of the filing of an amended return, or a claim for refund with respect to such taxable year, or an audit with respect to such taxable year, the amounts due under this Agreement for such taxable year shall be redetermined by the Designated Lead Company taking into account such adjustments. If, as a result of such redetermination, any amounts due under this Agreement shall differ from the amounts previously paid, then, except as provided in section 6 hereof, payment of such difference shall be made by each Group Member to the Designated Lead Company, or by the Designated Lead Company to the Group Member, as the case may be, (a) in the case of an adjustment resulting in a refund or credit, not later than thirty (30) days after the date on which such refund is received or credit is allowed with respect to such adjustment or (b) in the case of an adjustment resulting in the assertion of a deficiency, not later than thirty (30) days after the Group Member is notified of the deficiency. Any amounts due to or from a Group Member under this section shall be determined with respect to such refund or deficiency taking into account any penalties, interest or other additions to tax which may be imposed. ING shall indemnify each Subsidiary in the event the taxing authority levies upon such Subsidiary's assets for unpaid taxes in excess of the amount required to be paid by such Subsidiary in relation to a consolidated, combined or unitary return filed pursuant to this Agreement.

     6.   PROCEDURAL MATTERS

          The Designated Lead Company shall prepare and file the consolidated, combined or unitary state or local return and any other returns, documents or statements required to be filed with the appropriate jurisdiction, with respect to the determination of the tax liability of the filing group. In its sole discretion, the Designated Lead Company shall have the right with respect to any return which it has filed or will file, (a) to determine (i) the manner in which such returns, documents or statements shall be prepared and filed, including, without limitation, the manner in which any item of income, gain, loss, deduction or credit shall be reported, (ii) whether any extensions may be requested and (iii) the elections that will be made by any Group Member, (b) to contest, compromise or settle any adjustment or deficiency proposed, asserted or assessed as a result of any audit of such returns by the taxing authority, (c) to file, prosecute, compromise or settle any claim for refund and (d) to determine whether any refunds to which the filing group may be entitled shall be paid by way of refund or credited against the tax liability of the group. Each Group Member hereby irrevocably appoints the Designated Lead Company as its agent and attorney-in-fact to take such action (including the execution of documents) as the Designated Lead Company may deem appropriate to effect the foregoing.

     7.   ADDITIONAL MEMBERS

          If future subsidiaries are acquired or created and they participate in the consolidated, combined or unitary filing, such subsidiaries shall join in and be bound by this Agreement. This section will also apply to subsidiaries that are not eligible immediately to join the filing group, when they become eligible to join the filing group.

     8.   COMPANIES LEAVING GROUP

          Except as specifically treated to the contrary herein, a Group Member shall be treated as having withdrawn from this Agreement upon the signing of a letter of intent or a definitive agreement to sell the Group Member. Amounts payable to or receivable from Designated Lead Company shall be recomputed with respect to the withdrawing Group Member, including an estimate of the remaining taxes actually payable or receivable upon the filing of the tax return for the year of withdrawal, as of the last day such Group Member is a member of the group. Any amounts so computed as due to or from the Designated Lead Company to or from Group Member shall be paid prior to its leaving the group, provided, however, that any deficiency or excess of taxes determined on the basis of the tax return filed for the year of withdrawal, and paid to or from
          Designated Lead Company related to the tax liability of the withdrawing Group Member for the portion of the year of withdrawal during which it had been a member of the affiliated group, shall be settled not later than November 15 of the year following the year of the date of withdrawal.

          The extent to which Designated Lead Company or such Group Member is entitled to any other payments as a result of adjustments, as provided in section 5 hereof, determined after such Group Member has left the affiliated group but affecting any taxable year during which this Agreement was in effect with respect to the Designated Lead Company and such Group Member, shall be provided for pursuant to a separate written agreement between ING and the former Group Member or its new owner, or in the absence of such agreement, pursuant to the provision of section 5 hereof. Tax benefits arising from the carry back of losses or credits of the former Group Member to tax years during which it was a member of the group shall not be refunded to the Group Member, unless specifically provided for pursuant to a separate written agreement between ING and the former Group Member, or its new owner.

     9.   BOOKS AND RECORDS

          The books, accounts and records of ING and the Subsidiaries shall be maintained so as to provide clearly and accurately the information required for the operation of this Agreement. Notwithstanding termination of this Agreement, all materials including, but not limited to, returns, supporting schedules, workpapers, correspondence and other documents relating to the combined, consolidated or unitary tax return shall be made available to ING and/or any Subsidiary during regular business hours. Records will be retained by ING and by each Subsidiary, in a manner satisfactory to ING, adequate to comply with any audit request by the appropriate State or local taxing authority, and, in any event to comply with any record retention agreement entered into by ING or any Subsidiary with such taxing authority.

     10.  ESCROW AGREEMENTS

          The parties hereto agree that, to the extent required by applicable law, they shall enter into and file with appropriate jurisdictions any escrow agreements or similar contractual arrangements with respect to the taxes covered by this Agreement. The terms of such agreements shall, to the extent set forth therein, and with respect to the parties thereto, prevail over the terms of this Agreement.

     11.  TERMINATION

          This Agreement shall be terminated if ING and the Subsidiaries agree in writing to such termination.

     12.  ADMINISTRATION

          This Agreement shall be administered by the Vice President of Taxes of ING or, in his/her absence, by any other officer of ING so designated by the Controller of ING. Disputes between ING and any Subsidiary shall be resolved by the Vice President of Taxes of ING or other designated officer and the senior financial officer of each Subsidiary involved in the dispute. Should ING, in its sole discretion, determine that any provision of this Agreement cannot be applied practicably to any item or any part of any state or local income tax return, ING shall apply a reasonable rule of operation in such situation, as determined in its sole discretion, but predicated on the principle of equitable sharing of the tax impact of such item among those parties included in the tax return responsible for such tax impact. ING and the Subsidiaries each agree to indemnify any party to this agreement for any loss or other injury sustained as a result of errors or omissions committed by ING or one of the Subsidiaries in connection with this Agreement.

     13.  PERIOD COVERED

          This Agreement shall be effective with respect to each party thereto upon signing by such party, and shall supersede all previous agreements between ING and any Subsidiary with respect to the matters contained herein and such previous agreement shall thereupon terminate. The Agreement shall apply to the taxable year 2001, to all prior taxable years which are open to adjustments as provided in section 5 hereof (to the extent not subject to any separate tax sharing agreement) and to all subsequent periods unless and until amended or terminated, as provided in section 11 hereof.

IN WITNESS WHEREOF, the parties hereto have executed this Tax Sharing Agreement.



ING America Insurance Holdings, Inc.             By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Treasurer


Cyberlink Development, LLC                       By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer


GAC Capital, Inc.                                By: /s/ Boyd G. Combs
                                                     -----------------
                                                 Name:   Boyd G. Combs
                                                 Title:  Senior Vice President,
                                                         Tax


ING America Life Corporation                     By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer


ING Fund Services Co., LLC                       By: /s/ Lydia L. Homer
                                                     ------------------
                                                 Name:   Lydia L. Homer
                                                 Title:  Senior Vice President
                                                         and Controller


ING Mutual Funds Management Co., LLC             By: /s/ Lydia L. Homer
(merged into ING Investments, LLC in 2001)           ------------------
                                                 Name:   Lydia L. Homer
                                                 Title:  Senior Vice President
                                                         and Controller


ING North America Insurance Corporation          By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer


Life of Georgia Agency, Inc.                     By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer

Life Insurance Company of Georgia                By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer


Lion Custom Investments, LLC                     By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer


Lion II Custom Investments, LLC                  By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer


MIA Office Americas, Inc.                        By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:  David Pendergrass
                                                 Title: Vice President and
                                                        Treasurer


Orange Investment Enterprises, Inc.              By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer


QuickQuote, Inc.                                 By: /s/ Boyd G. Combs
                                                     -----------------
                                                 Name:   Boyd G. Combs
                                                 Title:  Senior Vice President,
                                                         Tax


QuickQuote Financial, Inc.                       By: /s/ Eric Banta
                                                     --------------
                                                 Name:   Eric Banta
                                                 Title:  Assistant Secretary


QuickQuote Systems, Inc.                         By: /s/ Eric Banta
                                                     --------------
                                                 Name:   Eric Banta
                                                 Title:  Assistant Secretary


Southland Life Insurance Company                 By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer

Springstreet Associates, Inc.                    By: /s/ Boyd G. Combs
                                                     -----------------
                                                 Name:   Boyd G. Combs
                                                 Title:  Senior Vice President,
                                                         Tax


First Columbine Life Insurance Company           By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer


First Secured Mortgage Deposit Corporation       By: /s/ Jeffery William Steel
                                                     -------------------------
                                                 Name:   Jeffrey William Seel
                                                 Title:  President and Director


First ING Life Insurance Company of New York     By: /s/ Eric G.Banta
                                                     ----------------
                                                 Name:   Eric G. Banta
                                                 Title:  Secretary


ING America Equities, Inc.                       By: /s/ Paula Cludray-Engelke
                                                     -------------------------
                                                 Name:   Paula Cludray-Engelke
                                                 Title:  Secretary


Midwestern United Life Insurance Company         By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer


Security Life of Denver Insurance Company        By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer


Security Life Assignment Corporation             By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer


UC Mortgage Corp                                 By: /s/ Boyd G. Combs
                                                     -----------------
                                                 Name:   Boyd G. Combs
                                                 Title:  Senior Vice President,
                                                         Tax

ING Brokers Network, LLC                         By: /s/ John S. Simmers
(fka ING Advisors Network, Inc.)                     -------------------
                                                 Name:   John S. Simmers
                                                 Title:  Chief Executive Officer


ING Insurance Agency, Inc.                       By: /s/ John S. Simmers
                                                     -------------------
                                                 Name:   John S. Simmers
                                                 Title:  Chief Executive Officer


IFG Advisory Services, Inc.                      By: /s/ Glenn Black
(aka Associated Financial                            ---------------
Planners, Inc.)                                  Name:   Glenn Black
                                                 Title:  Vice President,
                                                         Taxation


Carnegie Financial Corporation                   By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


Carnegie Securities Corporation                  By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


Compulife Agency, Inc.                           By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


Compulife, Inc.                                  By: /s/ Boyd G. Combs
                                                     -----------------
                                                 Name:   Boyd G. Combs
                                                 Title:  Senior Vice President,
                                                         Tax


Compulife Investor Services, Inc.                By: /s/ Joseph J. Elmy
                                                     ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


IFG Advisory, Inc.                               By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer

IFG Agency, Inc.                                 By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


IFG Agency of Ohio, Inc.                         By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


IFG Brokerage Corp.                              By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


IFG Insurance Agency of Massachusetts, Inc.      By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


IFG Insurance Services, Inc.                     By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


IFG Insurance Services of Alabama, Inc.          By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


IFG Network, Inc.                                By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


IFG Network Securities, LLC                      By: /s/ Glenn Black
                                                     ---------------
                                                 Name:   Glenn Black
                                                 Title:  Vice President and
                                                         Tax Officer


IFG Services, Inc.                               By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer

Investors Financial Group, LLC                   By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


Investors Financial Planning, Inc.               By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


National Alliance for Independent                By: /s/ E. Paul Stewart
Portfolio Managers, Inc.                             -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


Pennington, Bass & Associates, Inc.              By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


Planned Investments, Inc.                        By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


Planned Investment Resources, Inc.               By: /s/ E. Paul Stewart
                                                     -------------------
                                                 Name:   E. Paul Stewart
                                                 Title:  Treasurer


MFSC Insurance Agency of California, Inc.     By: /s/ Douglas G. Temple-Trujillo
                                                  ------------------------------
                                              Name:   Douglas G. Temple-Trujillo
                                              Title:  Director


MFSC Insurance Agency of Massachusetts, Inc.     By: /s/ Boyd G. Combs
                                                     -----------------
                                                 Name:   Boyd G. Combs
                                                 Title:  Senior Vice President,
                                                         Tax


MFSC Insurance Agency of Nevada, Inc.         By: /s/ Douglas G. Temple-Trujillo
                                                  ------------------------------
                                              Name:   Douglas G. Temple-Trujillo
                                              Title:  Director

MFSC Insurance Agency of Ohio, Inc.           By: /s/ Douglas G. Temple-Trujillo
                                                  ------------------------------
                                              Name:   Douglas G. Temple-Trujillo
                                              Title:  Director


MFSC Insurance Agency of Texas, Inc.             By: /s/ Boyd G. Combs
                                                     ------------------
                                                 Name:   Boyd G. Combs
                                                 Title:  Senior Vice President,
                                                         Tax


Multi-Financial Group, Inc.                   By: /s/ Douglas G. Temple-Trujillo
                                                  ------------------------------
                                              Name:   Douglas G. Temple-Trujillo
                                              Title:  Director


Multi-Financial Securities Corporation        By: /s/ Douglas G. Temple-Trujillo
                                                  ------------------------------
                                              Name:   Douglas G. Temple-Trujillo
                                              Title:  Director


PMG Agency, Inc.                                 By: /s/ Luke F. Baum
                                                     ----------------
                                                 Name:   Luke F. Baum
                                                 Title:  Vice President


VESTAX Capital Corporation                       By: /s/ Valerie G. Brown
                                                     --------------------
                                                 Name:   Valerie G. Brown
                                                 Title:  Director


VESTAX Securities Corporation                    By: /s/ Luke F. Baum
                                                     ----------------
                                                 Name:   Luke F. Baum
                                                 Title:  Vice President,
                                                         Chief Operating Officer
                                                         and SROP


VTX Agency, Inc.                                 By: /s/ R. Jack Conley
                                                     ------------------
                                                 Name:   R. Jack Conley
                                                 Title:  Vice President,
                                                         Secretary and Treasurer

VTX Agency of Massachusetts, Inc.                By: /s/ R. Jack Conley
                                                     ------------------
                                                 Name:   R. Jack Conley
                                                 Title:  Vice President,
                                                         Secretary and Treasurer


VTX Agency of Michigan, Inc.                     By: /s/ R. Jack Conley
                                                     ------------------
                                                 Name:   R. Jack Conley
                                                 Title:  Vice President,
                                                         Secretary and Treasurer


VTX Agency of Texas, Inc.                        By: /s/ Luke F. Baum
                                                     -----------------------
                                                 Name:   Luke F. Baum
                                                 Title:  President, Secretary
                                                         and Treasurer


ING Payroll Management, Inc.                     By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Treasurer


Directed Services, Inc.                          By: /s/ David Lee Jacobson
                                                     ----------------------
                                                 Name:   David Lee Jacobson
                                                 Title:  Senior Vice President
                                                         and Assistant Secretary


Equitable of Iowa Companies, Inc.                By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer


ING Funds Distributor, Inc.                      By: /s/ Lydia L. Homer
(fka ING Pilgrim Securities, Inc.;                   ------------------
fka Pilgrim Securities, Inc.)                    Name:   Lydia L. Homer
                                                 Title:  Senior Vice President
                                                         and Controller


Locust Street Securities, Inc.                   By: /s/ Jacqueline C. Conley
                                                     ------------------------
                                                 Name:   Jacqueline C. Conley
                                                 Title:  Vice President,
                                                         Compliance

LSSI, Inc.                                       By: /s/ Jacqueline C. Conley
                                                     ------------------------
                                                 Name:   Jacqueline C. Conley
                                                 Title:  Secretary


LSSI Massachusetts Insurance Agency, Inc.        By: /s/ Karl Lindberg
                                                     -----------------
                                                 Name:   Karl Lindberg
                                                 Title:  President and Secretary

LSSI North Carolina, Inc.                        By: /s/ Karl Lindberg
                                                     -----------------
                                                 Name:   Karl Lindberg
                                                 Title:  President and Secretary


LSSI Nevada, Inc.                                By: /s/ Jacqueline C. Conley
                                                     ------------------------
                                                 Name:   Jacqueline C. Conley
                                                 Title:  Secretary


LSSI Ohio Agency, Inc.                           By: /s/ Karl Lindberg
                                                     -----------------
                                                 Name:   Karl S. Lindberg
                                                 Title:  Vice President and
                                                         Secretary


LSSI Texas, Inc.                                 By: /s/ Jacqueline C. Conley
                                                     ------------------------
                                                 Name:   Jacqueline C. Conley
                                                 Title:  Secretary


ReliaStar Financial Corp.                        By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer


Bancwest Insurance Agency, Inc.                  By: /s/ Paula Cludray-Engelke
                                                     -------------------------
                                                 Name:   Paula Cludray-Engelke
                                                 Title:  Assistant Secretary

Washington Square Securities, Inc.               By: /s/ Joseph J. Elmy
                                                     ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer

Washington Square Insurance Agency, Inc.         By: /s/ Joseph J. Elmy
(MA)                                                     ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer

Washington Square Insurance Agency, Inc.         By: /s/ Joseph J. Elmy
(TX)                                                 ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


Washington Square Insurance Agency, Inc.         By: /s/ Joseph J. Elmy
(NM)                                                 ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


Washington Square Insurance Agency, Inc.         By: /s/ Joseph J. Elmy
(OH)                                                 ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


PrimeVest Financial Services, Inc.               By: /s/ Joseph J. Elmy
                                                     ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


PrimeVest Insurance Agency of Alabama, Inc.      By: /s/ Kevin P. Maas
                                                     -----------------
                                                 Name:   Kevin P. Maas
                                                 Title:  Secretary


PrimeVest Insurance Agency of New Mexico,        By: /s/ Kevin P. Maas
Inc.                                                 -----------------
                                                 Name:   Kevin P. Maas
                                                 Title:  Secretary


PrimeVest Insurance Agency of Ohio, Inc.         By: /s/ Kevin P. Maas
                                                     -----------------
                                                 Name:   Kevin P. Maas
                                                 Title:  Secretary


PrimeVest Insurance Agency of Oklahoma, Inc.     By: /s/ Kevin P. Maas
                                                     -----------------
                                                 Name:   Kevin P. Maas
                                                 Title:  Secretary

PrimeVest Insurance Agency of Texas, Inc.        By: /s/ LeAnn Rummell McCool
                                                     ------------------------
                                                 Name:   LeAnn Rummel McCool
                                                 Title:  Sole Director and
                                                         President, Secretary
                                                         and Treasurer


Branson Insurance Agency, Inc.                   By: /s/ Kevin P. Maas
                                                     -----------------
                                                 Name:   Kevin P. Maas
                                                 Title:  Secretary


Express America TC, Inc.                         By: /s/ Lydia L. Homer
                                                     ------------------
                                                 Name:   Lydia L. Homer
                                                 Title:  Senior Vice President
                                                         and Controller


EAMC Liquidation Corp.                           By: /s/ Lydia L. Homer
                                                     ------------------
                                                 Name:   Lydia L. Homer
                                                 Title:  Senior Vice President
                                                         and Controller


Granite Investment Services, Inc.                By: /s/ Joseph J. Elmy
                                                     ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


ReliaStar Investment Research, Inc.              By: /s/ Joseph J. Elmy
                                                     ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


ReliaStar Payroll Agent, Inc.                    By: /s/ Paula Cludray-Engelke
                                                     -------------------------
                                                 Name:   Paula Cludray-Engelke
                                                 Title:  Secretary


ING Capital Corporation, LLC                     By: /s/ Lydia L. Homer
(fka ING Pilgrim Capital                             ------------------
Corporation; fka Pilgrim Capital Corporation;    Name:   Lydia L. Homer
fka Pilgrim Holdings Corporation)                Title:  Senior Vice President
                                                         and Controller


ING Pilgrim Funding, Inc.                        By: /s/ Lydia L. Homer
(fka Pilgrim Funding, Inc.)                          ------------------
                                                 Name:   Lydia L. Homer
                                                 Title:  Senior Vice President
                                                         and Controller

ING Funds Services, LLC                          By: /s/ Lydia L. Homer
(fka ING Pilgrim Group, LLC;                         ------------------
fka Pilgrim Group, LLC)                          Name:   Lydia L. Homer
                                                 Title:  Senior Vice President
                                                         and Controller


ING Investments, LLC                             By: /s/ Lydia L. Homer
(fka ING Pilgrim Investments, LLC;                   ------------------
fka Pilgrim Investments, Inc.)                   Name:   Lydia L. Homer
                                                 Title:  Senior Vice President
                                                         and Controller


ING Re Underwriters, Inc.                        By: /s/ Paula Cludray-Engelke
(fka ReliaStar Managing                              -------------------------
Underwriters, Inc.)                              Name:   Paula Cludray-Engelke
                                                 Title:  Secretary


ING National Trust                               By: /s/ Robert J. Scalise
(fka ReliaStar National Trust Company)               ---------------------
                                                 Name:   Robert J. Scalise
                                                 Title:  Assistant Vice
                                                         President, Finance


Northeastern Corporation                         By: /s/ Boyd G. Combs
                                                     -----------------
                                                 Name:   Boyd G. Combs
                                                 Title:  Senior Vice President,
                                                         Tax


Successful Money Management Seminars, Inc.       By: /s/ Duane Pfaff
                                                     ---------------
                                                 Name:   Duane Pfaff
                                                 Title:  Vice President


Financial Northeastern Corporation               By: /s/ Paula Cludray-Engelke
                                                     -------------------------
                                                 Name:   Paula Cludray-Engelke
                                                 Title:  Secretary


FNC Insurance Services, Inc.                     By: /s/ Jeffrey P. Zage
                                                     -------------------
                                                 Name:   Jeffrey P. Zage
                                                 Title:  Secretary


Financial Northeastern Securities, Inc.          By: /s/ Joseph J. Elmy
                                                     ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer

Guaranty Brokerage Services, Inc.                By: /s/ Joseph J. Elmy
(fka Split Rock Financial, Inc.;                     ------------------
fka Bisys Brokerage Services, Inc.)              Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


Bancwest Investment Services, Inc.               By: /s/ Joseph J. Elmy
                                                     ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


Washington Square Insurance Agency, Inc.         By: /s/ Joseph J. Elmy
(AL)                                                     ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


Lexington Funds Distributor, Inc.                By: /s/ Lydia L. Homer
                                                     ------------------
                                                 Name:   Lydia L. Homer
                                                 Title:  Senior Vice President
                                                         and Controller


ING Advisors, Inc.                               By: /s/ Lydia L. Homer
(fka ING Pilgrim Advisors; fka ING                   ------------------
Lexington Management Corporation)                Name:   Lydia L. Homer
                                                 Title:  Senior Vice President
                                                         and Controller


Lion Connecticut Holdings Inc.                   By: /s/ Joseph J. Elmy
                                                     ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Vice President and
                                                         Tax Officer


Aetna Financial Services, Inc.                   By: /s/ Paula Cludray-Engelke
                                                     -------------------------
                                                 Name:   Paula Cludray-Engelke
                                                 Title:  Secretary


ING Insurance Services Holding Company, Inc.     By: /s/ Joseph J. Elmy
(fka Aetna Insurance                                 ------------------
Agency Holding Co., Inc.)                        Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


ING Insurance Services, Inc.                     By: /s/ Joseph J. Elmy
(fka Aetna Insurance Agency, Inc.)                   ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer

ING Insurance Services of Alabama, Inc.          By: /s/ Joseph J. Elmy
(fka Aetna Insurance Agency                          ------------------
of Alabama, Inc.)                                Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


ING Insurance Services of Massachusetts, Inc.    By: /s/ Joseph J. Elmy
(fka Aetna Insurance Agency                          ------------------
of Massachusetts, Inc.)                          Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


Aetna Insurance Agency of Ohio, Inc.             By: /s/ Boyd G. Combs
                                                     -----------------
                                                 Name:   Boyd G. Combs
                                                 Title:  Senior Vice Pesident,
                                                         Tax


ING Retail Holding Company, Inc.                 By: /s/ Joseph J. Elmy
(fka Aetna Retail Holding Company, Inc.)             ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


ING Retirement Services, Inc.                    By: /s/ David Pendergrass
(fka Aetna Retirement Services, Inc.)                ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer


ING Retirement Holdings, Inc.                    By: /s/ David Pendergrass
(fka Aetna Retirement Holdings, Inc.)                ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Senior Vice President
                                                         and Treasurer


ING Insurance Services Holding Company, Inc.     By: /s/ Joseph J. Elmy
(fka Aetna Service Holding Company, Inc.             ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


Systematized Benefits Administrators, Inc.       By: /s/ Joseph J. Elmy
                                                     ------------------
                                                 Name:   Joseph J. Elmy
                                                 Title:  Tax Officer


FNI International, Inc.                          By: /s/ John S. Simmers
                                                     -------------------
                                                 Name:   John S. Simmers
                                                 Title:  Corporate Secretary

Financial Network Investment Corporation         By: /s/ John S. Simmers
                                                     -------------------
                                                 Name:   John S. Simmers
                                                 Title:  Corporate Secretary


FN Insurance Services, Inc.                      By: /s/ John S. Simmers
                                                     -------------------
                                                 Name:   John S. Simmers
                                                 Title:  Executive Vice
                                                         President and Secretary


FN Insurance Agency of Massachusetts, Inc.       By: /s/ John S. Simmers
                                                     -------------------
                                                 Name:   John S. Simmers
                                                 Title:  Secretary


FN Insurance Agency of New  Jersey, Inc.         By: /s/ John S. Simmers
                                                     -------------------
                                                 Name:   John S. Simmers
                                                 Title:  Corporate Secretary


FN Insurance Services of Nevada, Inc.            By: /s/ John S. Simmers
                                                     -------------------
                                                 Name:   John S. Simmers
                                                 Title:  Secretary


FN Insurance Services of Alabama, Inc.           By: /s/ John S. Simmers
                                                     -------------------
                                                 Name:   John S. Simmers
                                                 Title:  Secretary


FN Insurance Agency of Kansas, Inc.              By: /s/ John S. Simmers
                                                     -------------------
                                                 Name:   John S. Simmers
                                                 Title:  Corporate Secretary


ING International Insurance Holdings, Inc.       By: /s/ Lena A. Rabbitt
(fka Aetna International, Inc.)                      -------------------
                                                 Name:   Lena A. Rabbitt
                                                 Title:  Assistant Secretary


ING International Nominee Holdings, Inc.         By: /s/ Lena A. Rabbitt
(fka AE Five, Incorporated)                          -------------------
                                                 Name:   Lena A. Rabbitt
                                                 Title:  Assistant Secretary

ALICA Holdings, Inc.                             By: /s/ David Pendergrass
                                                     ---------------------
                                                 Name:   David Pendergrass
                                                 Title:  Vice President and
                                                         Treasurer


Aetna Capital Holdings, Inc.                     By: /s/ Scott Burton
                                                     ----------------
                                                 Name:   Scott Burton
                                                 Title:  Assistant Secretary


Aetna International Fund Management, Inc.        By: /s/ Scott Burton
                                                     ----------------
                                                 Name:   Scott Burton
                                                 Title:  Assistant Secretary


Financial Network Investment Corporation         By: /s/ John S. Simmers
of Hawaii                                            ------------------
                                                 Name:   John S. Simmers
                                                 Title:  Secretary


Financial Network Investment Corporation         By: /s/ John S. Simmers
of Hilo, Inc.                                        ------------------
                                                 Name:   John S. Simmers
                                                 Title:  Corporate Secretary


Financial Network Investment Corporation         By: /s/ John S. Simmers
of Honolulu                                          ------------------
                                                 Name:   John S. Simmers
                                                 Title:  Corporate Secretary


Financial Network Investment Corporation         By: /s/ John S. Simmers
of Kauai, Inc.                                       ------------------
                                                 Name:   John S. Simmers
                                                 Title:  Corporate Secretary


Financial Network Investment Corporation         By: /s/ John S. Simmers
of Puerto Rico, Inc.                                 ------------------
                                                 Name:   John S. Simmers
                                                 Title:  Corporate Secretary


FN Insurance Services of HI, Inc.                By: /s/ John S. Simmers
                                                     ------------------
                                                 Name:   John S. Simmers
                                                 Title:  Vice President and
                                                         Corporate Secretary

ReliaStar Life Insurance Company                 By: /s/ Paula Cludray-Engelke
                                                     -------------------------
                                                 Name:   Paula Cludray-Engelke
                                                 Title:  Secretary


Northern Life Insurance Company                  By: /s/ Paula Cludray-Engelke
                                                     -------------------------
                                                 Name:   Paula Cludray-Engelke
                                                 Title:  Secretary


Security-Connecticut Life Insurance Company      By: /s/ Paula Cludray-Engelke
                                                     -------------------------
                                                 Name:   Paula Cludray-Engelke
                                                 Title:  Secretary


ING Life Insurance and Annuity Company           By: /s/ Paula Cludray-Engelke
                                                     -------------------------
                                                 Name:   Paula Cludray-Engelke
                                                 Title:  Secretary


ING Insurance Company of America                 By: /s/ Paula Cludray-Engelke
                                                     -------------------------
                                                 Name:   Paula Cludray-Engelke
                                                 Title:  Secretary


Equitable Life Insurance Company of Iowa         By: /s/ Paula Cludray-Engelke
                                                     -------------------------
                                                 Name:   Paula Cludray-Engelke
                                                 Title:  Secretary


USG Annuity & Life Company                       By: /s/ Paula Cludray-Engelke
                                                     -------------------------
                                                 Name:   Paula Cludray-Engelke
                                                 Title:  Secretary


Golden American Life Insurance Company           By: /s/ Paula Cludray-Engelke
                                                     -------------------------
                                                 Name:   Paula Cludray-Engelke
                                                 Title:  Secretary

                                                                 EXHIBIT 10.A(k)


                               SERVICES AGREEMENT



     This Services Agreement ("Agreement") is made this 1 day of January, 2001, by and between Golden American Life Insurance Company, an insurance company organized and existing under the laws of the state of Delaware, and the affiliated insurance companies specified in Exhibit B hereto.

                                    RECITALS

     WHEREAS, the parties are affiliates under the common control of ING Groep, N.V.; and

     WHEREAS, each party possesses certain resources, including experienced personnel, facilities and equipment, which enables it to provide certain administrative, management, professional, advisory, consulting and other services to the others ("Services"); and

     WHEREAS, each party desires from time to time to perform certain Services on behalf of, and receive certain Services from, the others, as described with particularity in Exhibit A attached hereto; and

     WHEREAS, each party contemplates that such an arrangement will achieve operating economies, synergies and expense savings, and improve services to the benefit of its policyholders or contractholders; and

     WHEREAS, the parties wish to identify the Services to be provided, to provide a method for identifying the charges to be assessed and the compensation to be paid for the Services, and to assure that all charges for the Services are reasonable and in accordance with the laws and regulations of the states in which each of them is domiciled;

     NOW, THEREFORE, in consideration of these premises and of the mutual promises set forth herein, and intending to be legally bound hereby, the parties agree as follows:

     1.   Services.

     (a) Subject to the terms, conditions, and limitations of this Agreement, the party providing a service hereunder ("Service Provider") will perform for the party requesting a service hereunder ("Company") such of the Services described in Exhibit A, attached hereto and incorporated herein by this reference, as the Company may from time to time request.

     (b) The Service Provider shall employ all operating and management personnel necessary to provide the Services required by this Agreement. The Service Provider shall also maintain such facilities and equipment as it deems reasonably necessary in order to provide the Services required by the Agreement. Subject to the terms (including any limitations and restrictions) of any applicable software or hardware licensing agreement then in effect between the Service Provider and any licensor, the Service Provider shall, upon termination of this

     Agreement, grant to the Company a perpetual license, without payment of any fee, in any electronic data processing software developed or used by the Service Provider in connection with the Services provided to the Company, if such software is not commercially available and is necessary, in the Company's reasonable judgment, for the Company to perform the functions provided by the Service Provider hereunder after termination of this Agreement.

     (c) The parties agree that all documents, reports, records, books, files and other materials relative to the Services performed for the Company under this Agreement shall be the sole property of the Company. The Service Provider shall keep and maintain or cause to be kept and maintained full and complete documentation and records related to the Services provided including the accounting necessary to support charges for Services. The Service Provider shall maintain custody of said documentation and records and shall make them available to the Company and the appropriate insurance regulator of the Company upon request.

     2.   Charges for Services.

     (a) It is the intention of the parties that the charges for the Services provided under this Agreement be determined in accordance with fair and reasonable standards and that no party realize a profit nor incur a loss as a result of the Services rendered pursuant to this Agreement.

     (b) The Company agrees to reimburse the Service Provider for all direct costs incurred on behalf of the Company and for all indirect costs which may be charged to the Company as follows:

     (i) "Direct Costs" include costs incurred by the Service Provider for Services provided directly to the Company, including but not limited to: (a) All costs incident to any employee or employees who are employed in rendering Services to the Company, such as salary, payroll taxes, and benefits and (b) the cost of other reasonable and necessary business expenses incurred by employees who are employed in rendering Services to the Company such as training, travel and lodging. Direct Costs shall be charged in accordance with reasonable functional cost studies and/or other information and methodologies used by the Service Provider for internal cost distribution including, where appropriate, an analysis of time spent by each employee providing Services to the Company and/or the percentage of administrative systems utilized. Data for this analysis will be collected through tracking of unit costs of Services, through time studies conducted periodically, or through other methods consistent with customary insurance accounting practices consistently applied. Annually, the bases for determining direct costs shall be modified and adjusted by mutual agreement of the Service Provider and the Company, where necessary or appropriate, to fairly and equitably reflect the actual cost incurred by the Service Provider on behalf of the Company.

     (ii)"Indirect Costs" include all other costs incurred by the Service Provider in rendering Services to the Company, including but not limited to the cost of rent or depreciation of office space, utilities, office equipment, and supplies utilized by employees who are employed in rendering Services to the Company. Indirect costs shall be charged to the Company based on the proportion of total direct costs chargeable to the Company under subparagraph (i), herein. In other words, if the direct costs chargeable to the Company represents 20% of the Service Provider's total direct costs, then 20% of the Service Provider's indirect costs will be charged to the Company.

     (c) The charges for Direct Costs and Indirect Costs referred to above shall be made by the Service Provider on a monthly or quarterly basis as appropriate for the particular Service. Charges paid by any party to the Service Provider may be net of charges for Direct and Indirect Costs charged by such party as Service Provider to the other party.

     (d) In the event the Service Provider or the Company should discover upon review of its accounting by its internal auditors, independent auditor, any state insurance department, or other regulatory agency, that an amount charged for Services provided hereunder was erroneous, the party discovering the error will give prompt notice of such error to the affected party under this Agreement. Such notice shall contain a description of the accounting error, corrective action and supporting documentation. Any amounts owing as a result of the correction shall be paid within sixty (60) days after notice has been given.

     (e) The Company stall have the right to inspect and audit, upon reasonable notice to the Service Provider, all books and records of the Service Provider related to the provision of the Services so as to verify the accuracy of all expenses reimbursed under this Agreement.

     3.   Term.

     This Agreement shall be effective on the first day of January, 2001, and shall end on the 31st day of December, 2001. This Agreement shall be automatically renewed on the first day of each calendar year thereafter for a twelve-month period under the same terms and conditions, subject to the provisions for termination set forth herein.

     4.   Termination.

     This Agreement may be terminated by the Service Provider or by the Company by providing thirty (30) days' written notice to that effect addressed to the other party. Any Services provided following the date of termination which, by their nature, continue after termination shall be provided under the same terms and conditions which prevailed at the time of such notice.

     5.   Standard of Service.

     The Service Provider shall perform the Services in a competent and professional manner according to standards agreed upon by the Service Provider and the Company. The Service Provider agrees that it will exercise due diligence to abide by and comply with all laws, statutes, rules, regulations, and orders of any governmental authority in the performance of its Services under this Agreement. The Service Provider will conduct its business and perform its obligations in a manner which will not cause the possible revocation or suspension of the Company's Certificate(s) of Authority or cause the Company to sustain any fines, penalties, or other disciplinary action of any nature whatsoever.

     6.   Limitation of Authority.

     The Company shall retain ultimate control and responsibility for all Services that it has delegated to the Service Provider under this Agreement. In no event shall the Services involve control of the management of the business and affairs of the Company. The Service Provider shall provide Services hereunder as an independent contractor, and shall act hereunder so as to assure the separate operating identity of the Company. While rendering Services to the Company pursuant to this Agreement, the Service Provider, its officers and employees shall not at any time or for any purpose be considered agents of the Company unless otherwise expressly agreed to by the parties. Under no circumstances shall the Services provided pursuant to this Agreement be deemed to be those of a third party administrator pursuant to any applicable state statutes.

     7.   Indemnification.

     (a) The Company hereby agrees to indemnify, defend and hold harmless the Service Provider, its officers, directors and employees, from and against any and all claims, demands, losses, liabilities, actions, lawsuits and other proceedings, judgements and awards, and costs and expenses (including reasonable attorneys' fees), arising directly or indirectly, in whole or in part out of any action taken by the Service Provider within the scope of its duties or authority hereunder, excluding only such of the foregoing as result from the negligence or willful acts or omissions of the Service Provider, its officers, directors, agents and employees. The provisions of this section shall survive termination of this Agreement.

     (b) The Service Provider hereby agrees to indemnify, defend and hold harmless the Company and its officers, directors and employees from and against any and all claims, demands, losses, liabilities, action, lawsuits and other proceedings, judgments and awards, fines and penalties, and costs and expenses (including reasonable attorneys' fees), arising directly or indirectly, in whole or in part, out of the negligence or any willful act or omission of the Service Provider or of any of its officers, directors, agents or employees, in connection with this Agreement or the performance of the Service Provider's Services hereunder, or out of any action taken by the Service Provider beyond the scope of the Service Provider's duties or authority hereunder. The provisions of this section shall survive termination of this Agreement.

     8.   Notices.

     All notices, requests, and communications required or permitted under this Agreement shall be in writing and deemed given when addressed to the applicable address set forth in Exhibit B attached hereto and (i) delivered by hand to an officer of the other party, (ii) deposited with the U.S. Postal Service, as first-class certified or registered mail, postage prepaid, or (iii) deposited with an overnight courier. Any notice of a change of address shall be given in the same manner.

     9.   Cooperation.

     Each party to this Agreement shall cooperate with the other party, and with appropriate governmental authorities (including, without limitation, the Securities and Exchange Commission, the National Association of Securities Dealers and state insurance regulators) and shall permit such authorities reasonable access to its books and records in connection with any investigation or inquiry relating to this Agreement or the transactions contemplated hereby.

     10.  Arbitration.

     Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the Rules of the American Arbitration Association, and judgment upon the award maybe entered in any Court having jurisdiction thereof.

     11.  Waiver.

     No waiver of any provision of this Agreement shall be deemed, or shall constitute, waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver. Failure of any party to exercise or delay in exercising any right or power granted under this Agreement shall not operate as a waiver of any such right or power.

     12.  Miscellaneous.

     This Agreement may not be assigned by either party without the prior written consent of the other party. This Agreement constitutes the entire agreement of the parties hereto. This Agreement may be amended only by a written instrument executed by both parties. If any portion of this Agreement is invalid under any applicable statute or rule of law, it shall not affect the remainder of this Agreement which shall remain valid and binding. This Agreement shall be binding on the parties, their legal representatives and successors. This Agreement shall be construed in accordance with and governed by the laws of the state in which the Services are provided, without regard to principles of conflict of laws.

     13.  Counterparts.

     This Agreement may be executed in separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the date first above written.


                                          Golden American Life Insurance Company

                                          By: /s/ Chris D. Schreier
                                              ----------------------------------
                                          Name:   Chris D. Schreier
                                          Title:  President

                                LIST OF EXHIBITS


A-1  Underwriting and New Business Processing Services

A-2  Licensing and Contracting Services

A-3  Policyowner and Claims Processing Services

A-4  Actuarial Services

A-5  Information Services

A-6  Legal, Risk Management and Compliance Services

A-7  Human Resource Services

A-8  Marketing and Sales Promotion Services

A-9  Tax Services

A-10 Reinsurance Management and Administration Services

A-11 Management Services

A-12 Printing, Record, File, Mail and Supply Services

A-13 Financial Management Services for Retail Products

A-14 Pricing,  Trading,   Performance  Reporting  and  Accounting  Services  for
     Variable Products

B    Addresses for Notices

                                   Exhibit A-1

                Underwriting and New Business Processing Services


Services related to underwriting and new business processes including, but not limited to:

     1.   Underwriting and risk consulting services.

     2.   Analysis of underwriting standards.

     3. Assistance and advice in the development of appropriate underwriting standards in accordance with all laws and regulations of the Company's state.

     4.   Perform underwriting in accordance with Company guidelines.

     5.   Provide medical and/or technical support and advice to underwriting.

     6.   Approve for issue all applications which meet underwriting criteria.

     7. Process all approved applications and issue and deliver policies to policyholders.

     8. Financial and other reporting in connection with underwriting and new business processing.

                                   Exhibit A-2

                       Licensing and Contracting Services


Services related to producer licensing and contracting including, but not limited to:

     1.   Assist with pre-appointment investigations of producers.

     2. Administer producer licenses, contracts and producer compensation and maintain a computer database for license and contract status.

                                   Exhibit A-3

                   Policyowner and Claims Processing Services


Services related to policyowner and claims processing including, but not limited to:

     1.   Bill policyholders.

     2.   Collect premiums.

     3.   Respond to customer inquiries by phone or letter.

     4.   Administer policy changes.

     5.   Administration and support for claims.

     6. Process claims and/or render legal, medical or technical support and advice relating to the processing, settlement and payment of claims.

     7.   Surrender, lapse and maturity processing.

     8.   Distribute benefits.

     9. Financial and other reporting in connection with policyowner and processing services.

                                   Exhibit A-4

                               Actuarial Services


Actuarial related services including but not limited to:

     1. Actuarial consulting services, including clerical, technical and product actuarial support and product development support.

     2. Prepare actuarial reports, opinions and memoranda and assist with asset/liability management and cash flow testing.

     3.   Conduct product experience studies.

     4.   Prepare reserve calculations and valuations.

     5.   Develop new products.

     6.   Evaluate product performance versus expectations.

     7.   Financial and other reporting in connection with actuarial services.

                                   Exhibit A-5

                              Information Services


Services related to information management including, but not limited to:

     1. Professional, technical, supervisory, programming and clerical support for information services.

     2.   Informational   and  computer   services  may  be  in  the  nature  of
          applications and programming support, enhancing existing systems, helping to install new systems.

     3.   Develop data processing systems strategy.

     4.   Implement systems strategy.

     5.   Program computers.

     6. Provide data center services, including maintenance and support of mainframe and distribution process hardware and software.

     7.   Standard  systems  for  product   administration,   accounts  payable,
          accounting and financial reporting, human resource management and inventory control.

     8.   Manage data and voice communications systems.

     9.   Manage local area networks and other desktop software and systems.

     10.  Provide  data  security  and  maintain   effective  disaster  recovery
          program.

     11.  Purchase hardware, software and supplies.

Subject to the terms (including any limitations and restrictions) of any applicable software or hardware licensing agreement then in effect between Service Provider and any licensor, Service Provider shall, upon termination of this Agreement, grant to Company a perpetual license, without payment of any fee, in any electronic data processing software developed or used by the Service Provider in connection with the Services provided to the Company hereunder if such software is not commercially available and is necessary, in the Company's reasonable judgment, for the Company to perform subsequent to termination the functions provided by the Service Provider hereunder.

                                   Exhibit A-6

                 Legal, Risk Management and Compliance Services


Services related to legal, risk management and compliance including, but not limited to:

     1. Provide counsel, advice and assistance in any matter of law, corporate governance and governmental relations, including advisory and consulting services, in connection with the maintenance of corporate existence, licenses, dealing with regulatory agencies, development of products, contracts and legal documents, product approvals, registration and filing of insurance and securities products, handling of claims and matters involving legal controversy, assist with dispute resolution, select, retain and manage outside counsel and provide other legal services as reasonably required or requested.

     2. Provide assistance in any matter relating to risk management, including procurement of fidelity bond insurance, blanket bonds, general liability insurance, property damage insurance, directors' and officers' liability insurance, workers compensation, and any other insurance purchased by the Company.

     3. Assist in the development and maintenance of a corporate compliance program and a state insurance fraud reporting program. Assist in maintaining appropriate records and systems in connection with the Company's compliance obligations under application state law.

     4. Provide assistance with internal audit including review of operational procedures, performance of compliance tests, and assist to independent auditors.

                                   Exhibit A-7

                             Human Resource Services


Services related to human resource management including, but not limited to:

     1.   Personnel recruiting and support services.

     2.   Design and implementation of human resources training.

     3.   Compensation studies and benefits consulting.

     4.   Support employee communications.

     5.   Payroll services.

     6.   Benefits compensation and design and administration.

     7.   Employee relations.

                                   Exhibit A-8

                     Marketing and Sales Promotion Services


Services related to marketing and sales promotion including, but not limited to:

     1. Prepare sales promotional items, advertising materials and artwork, design, text and articles relevant to such work, including clerical, technical and supervisory support and related communications.

     2.   Support general communications with producers.

     3.   Conduct formal insurance market research.

     4. Develop sales illustrations, advertising materials, and software for products, in compliance with state laws.

     5. Design and implement training programs, including product and industry developments and legal compliance.

     6. Distribute to employees and/or agents underwriting guidelines for the products, where applicable.

     7. Analyze and develop compensation and benefit plans for general agents and agents.

     8.   Plan and support of producer conferences.

                                   Exhibit A-9

                                  Tax Services


Services related to tax including, but not limited to:

     1. Maintenance of tax compliance, including tax return preparation and review of financial statement tax provisions.

     2. Management of tax and audit appeals, including processing information requests, protest preparation, and participation in any appeals conference.

     3.   Direction  of  tax  research  and  planning,   including  research  of
          compliance issues for consistency, development of tax strategies and working with new legislative proposals.

     4. Administration of tax liens, levies and garnishment of wages of Company employees and agents

                                  Exhibit A-10

               Reinsurance Management and Administration Services


Services related to reinsurance management and administration including, but not limited to:

     1.   Advise with respect to reinsurance retention limits.

     2.   Advice  and  support  with  respect  to   negotiation  of  reinsurance
          treaties.

     3. Advice and support with respect to the management of reinsurer relationships.

                                  Exhibit A-11

                               Management Services


Services related to general management including, but not limited to:

     1. Consultative and advisory services to the Company's senior executive officers and staff with respect to conduct of the Company's business operations and the execution of directives and resolutions of the Company's Board of Directors pertaining to business operations and functions, including provision of personnel to serve as officers and directors of Company.

     2. Consultation and participation in the Company's strategic planning process; the development of business goals, objectives and policies; the development of operational, administrative and quality programs; preparation of financial and other reports; and the coordination of such processes, goals, objectives, policies and programs with those of the holding company.

     3. Advice and assistance with respect to maintenance of the Company's capital and surplus, the development and implementation of financing strategies and plans and the production of financial reports and records.

     4. Representation of the Company's interests at government affairs and industry meetings; participation in the deliberation and affairs of trade associations and promotion of the Company's products and relationships with the public.

     5.   Consultative,  advisory and  administrative  services to the Company's senior executive officers and staff in respect to development, implementation and administration of human resource programs and policies, the delivery of communications and information to employees regarding enterprise plans, objectives and results; and the maintenance of employee relations, morale and developmental opportunities.

     6. Direction and performance of internal audits and arrangement for independent evaluation of business processes and internal control.

                                  Exhibit A-12

                Printing, Record, File, Mail and Supply Services


Services related to printing, records, files, mail and supplies including, but not limited to:

     Printing, record, file, mail and supply services including, maintaining policy files; document control; production and distribution of standard forms, stationary, business cards and other material; arrangement of warehouse storage space; supply fulfillment; mail processing, delivery and shipping; participation in purchasing agreements; retrieval and production of documents for regulatory examinations and litigation; and development and administration of record retention programs.

                                  Exhibit A-13

                Financial Management Services for Retail Products


Services related to accounting and finance for retail life and annuity products, including but not limited to:

     1. Consultation, technical assistance and oversight in all matters relations to financial management and analysis for all retail life and annuity products.

     2.   Coordination of product expense pricing reporting and analysis.

     3. Maintenance of financial controls with respect to the balancing and reconciliation of Administrative systems and general ledger suspense accounts.

     4. Treasury operations, including bank reconciliation and disbursement processing.

     5. Accounting and reporting for general and separate account products, including preparation of general ledgers, transaction ledgers and trial balances.

     6. Management reporting services, including coordination of the annual planning process and consolidation of monthly and quarterly results.

     7.   Consultation   and  assistance  in  coordinating  the  external  audit
          process.

     8.   Provide   support  as  necessary  for  the  preparation  of  financial statements and reports, including monthly, quarterly and annual financial statements on both a statutory and GAAP basis.

     9. Maintenance of cost accounting reports and services in support of monthly management reporting, quarterly and annual external reporting, and budgeting.


GOLDEN AMERICAN LIFE INSURANCE COMPANY

By:          /s/ Paula Cludray-Engelke
             ----------------------------------------------------
Name:            Paula Cludray-Engelke
Title:           Secretary

                                  Exhibit A-14

                   Pricing, Trading, Performance Reporting and
                    Accounting Services for Variable Products

Services related to support of day to day pricing, trading, performance reporting and accounting operations for variable products, including but not limited to:

     1. Pricing. Collect pricing information (net asset value and ordinary income/capital gain distributions) from Investment Companies, and where applicable, calculate the variable account unit value. Provide pricing information to the applicable ING administrative systems/business units and external business partners; pricing calculations for insurance products shall be reported as required by the prospectus for each product.

     2. Trading. Collect net trade data from ING administrative systems, consolidate to a legal entity level per investment option, and submit to Investment Companies; on a daily basis reconcile the shares/trade per ING to Investment Company; provide to ING Treasury wire data for the settlement of trades placed.

     3. Accounting. Post to ledger the entries supporting the trades and wires processed; entries will include any applicable Variable Annuity Account contract charges; daily reconcile entries posted to ledger/market value to Variable Annuity Account liability/reserve; provide Variable Annuity Account data for the Financials and Insurance Company Schedule D.

     4. Investment Company Revenue. Calculate asset based revenue/sub-accounting fees monthly and post accruals to the ledger; collect revenue from investment companies in a timely manner; reconcile amounts received to the estimated calculated, and book actual payments to ledger.

     5. Performance Reporting. Calculate product and investment option level returns in accordance with SEC and NASD guidelines; provide returns to ING applications, web sites, marketing, and field.


GOLDEN AMERICAN LIFE INSURANCE COMPANY

By:          /s/ Paula Cludray-Engelke
             ----------------------------------------------------
Name:            Paula Cludray-Engelke
Title:           Secretary

I hereby attest that the attached executed amendment has not been altered, modified or in any way amended, except as herein listed, from the original amendment submitted on January 16, 2003 to the Delaware Department for approval.

No changes



Attest:

By:          /s/   Paula Cludray-Engelke
             ----------------------------------------------------
Name:              Paula Cludray-Engelke
Title:             Secretary
Date:              February 25, 2003

                       EXHIBIT B - ING AFFILIATE INSURERS

-----------------------------------------------------------------------------------------------------------------------------------
Name                                     Domestic State        Principal Office                       Principal Mailing Address
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Security Life of Denver                  Colorado              1290 Broadway                          Same
Insurance Company                                              Denver, CO 80203
-----------------------------------------------------------------------------------------------------------------------------------
First Columbine Life Insurance           Colorado              1290 Broadway                          Same
Company                                                        Denver, CO 80203
-----------------------------------------------------------------------------------------------------------------------------------
Aetna Life Insurance and                 Connecticut           151 Farmington Avenue                  Same
Annuity Company                                                Hartford, CT 06156
-----------------------------------------------------------------------------------------------------------------------------------
Golden American Life Insurance           Delaware              1209 Orange Street                     1475 Dunwood Drive
Company                                                        Wilmington, DE 19801                   West Chester, PA 19380
-----------------------------------------------------------------------------------------------------------------------------------
Aetna Insurance Company of America       Florida               5100 West Lemon Street, Suite 213      151 Farmington Avenue
                                                               Tampa, FL 33609                        Hartford, CT 06156
-----------------------------------------------------------------------------------------------------------------------------------
Life Insurance Company of                Georgia               5780 Powers Ferry Road, N.W.           Same
Georgia                                                        Atlanta, GA 30327
-----------------------------------------------------------------------------------------------------------------------------------
Ameribest Life Insurance                 Georgia               5780 Powers Ferry Road, N.W.           909 Locust Street
Company                                                        Atlanta, GA 30327                      Des Moines, IA 50309
-----------------------------------------------------------------------------------------------------------------------------------
Midwestern United Life                   Indiana               8605 Kings Mill Place                  1290 Broadway
Insurance Company                                              Fort Wayne, IN 46804                   Denver, CO 80203-5699
-----------------------------------------------------------------------------------------------------------------------------------
Equitable Life Insurance                 Iowa                  909 Locust Street                      Same
Company of Iowa                                                Des Moines, IA 50309
-----------------------------------------------------------------------------------------------------------------------------------
ReliaStar Life Insurance                 Minnesota             20 Washington Avenue South             Same
Company                                                        Minneapolis, MN 55401
-----------------------------------------------------------------------------------------------------------------------------------
Security Connecticut Life                Minnesota             20 Washington Avenue South             20 Security Drive
Insurance Company                                              Minneapolis, MN 55401                  Avon, CT 06001
-----------------------------------------------------------------------------------------------------------------------------------
USG Annuity and Life Company             Oklahoma              c/o Horace Rhodes                      909 Locust Street
                                                               201 RS Kerr, Suite 600                 Des Moines, IA 50309
                                                               Oklahoma City, OK 73102
-----------------------------------------------------------------------------------------------------------------------------------
Southland Life Insurance                 Texas                 c/o CT Corp. System                    5780 Powers Ferry Road
Company                                                        350 North St. Paul Street              Atlanta, GA 30327
                                                               Dallas, TX 75201
-----------------------------------------------------------------------------------------------------------------------------------
United Life and Annuity                  Texas                 c/o CT Corp. System                    909 Locust Street
Insurance Company                                              350 North St. Paul Street              Des Moines, IA 50309
                                                               Dallas, TX 75201
-----------------------------------------------------------------------------------------------------------------------------------
Northern Life Insurance Company          Washington            1501 Fourth Ave., Suite 1000           Same
                                                               Seattle, WA 98101-3616
-----------------------------------------------------------------------------------------------------------------------------------

                                                                 EXHIBIT 10.A(l)


                  First Amendment to asset management agreement

     THIS FIRST AMENDMENT TO ASSET MANAGEMENT AGREEMENT (this "Amendment"), dated as of January 1, 2001, is by and between GOLDEN AMERICAN LIFE INSURANCE COMPANY, a Delaware corporation (the "Client"), and ING INVESTMENT MANAGEMENT LLC, a Delaware limited liability corporation ("ING-IM").


                                   WITNESSETH:

     WHEREAS, the Client and ING-IM are parties to that certain Asset Management Agreement dated as of January 20, 1998 (the "Asset Management Agreement"); and

     WHEREAS, the Client and ING-IM desire to amend the Asset Management Agreement with respect to the fees payable to ING-IM;

     NOW, THEREFORE, for and in consideration for the foregoing and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Client and ING-IM agree that the Asset Management Agreement is hereby amended, effective January 1, 2001, to replace Exhibit "C" of the Asset Management Agreement with the attached Exhibit "C".

     IN WITNESS WHEREOF, the parties have executed this Amendment, as of the day and year first above noted.


     CLIENT                         GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                    By:      /s/  David L. Jacobson
                                             ----------------------
                                    Name:         David L. Jacobson
                                    Title:        Senior Vice President


     ING-IM                         ING INVESTMENT MANAGEMENT LLC

                                    By:      /s/  Mark S. Jordhal
                                             --------------------
                                    Name:         Mark S. Jordhal
                                    Title:        President

                                   EXHIBIT "B"

                            ING INVESTMENT MANAGEMENT

                              ADVISORY FEE SCHEDULE

                              AS OF JANUARY 1, 2003


Annual Advisory Fees (based on assets under management):
(minimum is $50,000 for small portfolios)

-------------------------------------------------------------------------------- --------------------------------
                                  ASSET CLASS                                           BASIS PPOINT FEE
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      Public bonds, MBS, CMO-A, Passtroughs                                                25.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      private placements (investments grade)                                               25.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      Below investment grade                                                               44.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      Derivatives / Residuals / CMO-B                                                      65.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      Short Term Assets                                                                    25.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      Actively managed common stock and preferred stock                                    52.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      Indexed common stocks                                                                10.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      Commercial mortgages                                                                 25.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------

|X|      Real estate, foreclosed mortgages, and problem commercial loans                      69.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
                                                                                 1.8 b.p. for first $1.0
|X|      portfolio management and investment services (applied to all assets     billion and 0.8 b.p. for the
     under management per portfolio)                                             excess
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
                                                                                 5.0 b.p. in additional to the
|X|      separate accounts, segregated funds, and pension trusts                 asset class charge
-------------------------------------------------------------------------------- --------------------------------


Production Fee (one-time fee assessed at close of transaction):

-------------------------------------------------------------------------------- --------------------------------
                                  ASSET CLASS                                           BASIS PPOINT FEE
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      private placements (investments grade)                                               23.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      private placements (international - investment guide)                                33.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      private placements (BIG)                                                             40.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      commercial mortgages                                                                 16.7
-------------------------------------------------------------------------------- --------------------------------

                                   EXHIBIT "C"

                            ING INVESTMENT MANAGEMENT

                              ADVISORY FEE SCHEDULE

                              AS OF JANUARY 1, 1998


Annual Asset Management Fees (based on assets under management):

--------------------------------------------------------------------------------- --------------------------------
                                  ASSET CLASS                                            BASIS PPOINT FEE
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      public bonds, MBS, CMO-A, preferred stock,                                            20.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
     mortgages and short term investments
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      private placements (investments grade)                                                20.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      below investment grade                                                                25.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      derivatives                                                                           50.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      CMO-B                                                                                 50.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------

|X|      actively managed common stock and other high yield stock programs                     50.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      indexed common stocks                                                                 10.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      commercial mortgages                                                                  20.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------

|X|      real estate, foreclosed mortgages, and problem commercial loans                       72.7
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
                                                                                  1.8 b.p. for first $1.0
|X|      portfolio management and investment services (applied to all assets      billion and 0.8 b.p. for the
     under management per portfolio)                                              excess
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
                                                                                  5.0 b.p. in additional to the
|X|      separate accounts, segregated funds, and pension trusts                  asset class charge
--------------------------------------------------------------------------------- --------------------------------

Production Fee (one-time fee assessed at close of transaction):
(Excludes Equitable of Iowa)

--------------------------------------------------------------------------------- --------------------------------
                                  ASSET CLASS                                            BASIS PPOINT FEE
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      private placements (investments grade)                                                20.7
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      private placements (international - investment guide)                                 30.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      private placements (BIG)                                                              40.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      commercial mortgages                                                                  16.7
--------------------------------------------------------------------------------- --------------------------------

                                                                 EXHIBIT 10.A(l)


                  First Amendment to asset management agreement

     THIS FIRST AMENDMENT TO ASSET MANAGEMENT AGREEMENT (this "Amendment"), dated as of January 1, 2001, is by and between GOLDEN AMERICAN LIFE INSURANCE COMPANY, a Delaware corporation (the "Client"), and ING INVESTMENT MANAGEMENT LLC, a Delaware limited liability corporation ("ING-IM").


                                   WITNESSETH:

     WHEREAS, the Client and ING-IM are parties to that certain Asset Management Agreement dated as of January 20, 1998 (the "Asset Management Agreement"); and

     WHEREAS, the Client and ING-IM desire to amend the Asset Management Agreement with respect to the fees payable to ING-IM;

     NOW, THEREFORE, for and in consideration for the foregoing and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Client and ING-IM agree that the Asset Management Agreement is hereby amended, effective January 1, 2001, to replace Exhibit "C" of the Asset Management Agreement with the attached Exhibit "C".

     IN WITNESS WHEREOF, the parties have executed this Amendment, as of the day and year first above noted.


     CLIENT                         GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                    By:      /s/  David L. Jacobson
                                             ----------------------
                                    Name:         David L. Jacobson
                                    Title:        Senior Vice President


     ING-IM                         ING INVESTMENT MANAGEMENT LLC

                                    By:      /s/  Mark S. Jordhal
                                             --------------------
                                    Name:         Mark S. Jordhal
                                    Title:        President

                                   EXHIBIT "B"

                            ING INVESTMENT MANAGEMENT

                              ADVISORY FEE SCHEDULE

                              AS OF JANUARY 1, 2003


Annual Advisory Fees (based on assets under management):
(minimum is $50,000 for small portfolios)

-------------------------------------------------------------------------------- --------------------------------
                                  ASSET CLASS                                           BASIS PPOINT FEE
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      Public bonds, MBS, CMO-A, Passtroughs                                                25.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      private placements (investments grade)                                               25.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      Below investment grade                                                               44.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      Derivatives / Residuals / CMO-B                                                      65.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      Short Term Assets                                                                    25.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      Actively managed common stock and preferred stock                                    52.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      Indexed common stocks                                                                10.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      Commercial mortgages                                                                 25.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------

|X|      Real estate, foreclosed mortgages, and problem commercial loans                      69.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
                                                                                 1.8 b.p. for first $1.0
|X|      portfolio management and investment services (applied to all assets     billion and 0.8 b.p. for the
     under management per portfolio)                                             excess
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
                                                                                 5.0 b.p. in additional to the
|X|      separate accounts, segregated funds, and pension trusts                 asset class charge
-------------------------------------------------------------------------------- --------------------------------


Production Fee (one-time fee assessed at close of transaction):

-------------------------------------------------------------------------------- --------------------------------
                                  ASSET CLASS                                           BASIS PPOINT FEE
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      private placements (investments grade)                                               23.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      private placements (international - investment guide)                                33.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      private placements (BIG)                                                             40.0
-------------------------------------------------------------------------------- --------------------------------
-------------------------------------------------------------------------------- --------------------------------
|X|      commercial mortgages                                                                 16.7
-------------------------------------------------------------------------------- --------------------------------

                                   EXHIBIT "C"

                            ING INVESTMENT MANAGEMENT

                              ADVISORY FEE SCHEDULE

                              AS OF JANUARY 1, 1998


Annual Asset Management Fees (based on assets under management):

--------------------------------------------------------------------------------- --------------------------------
                                  ASSET CLASS                                            BASIS PPOINT FEE
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      public bonds, MBS, CMO-A, preferred stock,                                            20.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
     mortgages and short term investments
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      private placements (investments grade)                                                20.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      below investment grade                                                                25.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      derivatives                                                                           50.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      CMO-B                                                                                 50.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------

|X|      actively managed common stock and other high yield stock programs                     50.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      indexed common stocks                                                                 10.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      commercial mortgages                                                                  20.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------

|X|      real estate, foreclosed mortgages, and problem commercial loans                       72.7
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
                                                                                  1.8 b.p. for first $1.0
|X|      portfolio management and investment services (applied to all assets      billion and 0.8 b.p. for the
     under management per portfolio)                                              excess
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
                                                                                  5.0 b.p. in additional to the
|X|      separate accounts, segregated funds, and pension trusts                  asset class charge
--------------------------------------------------------------------------------- --------------------------------

Production Fee (one-time fee assessed at close of transaction):
(Excludes Equitable of Iowa)

--------------------------------------------------------------------------------- --------------------------------
                                  ASSET CLASS                                            BASIS PPOINT FEE
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      private placements (investments grade)                                                20.7
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      private placements (international - investment guide)                                 30.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      private placements (BIG)                                                              40.0
--------------------------------------------------------------------------------- --------------------------------
--------------------------------------------------------------------------------- --------------------------------
|X|      commercial mortgages                                                                  16.7
--------------------------------------------------------------------------------- --------------------------------

                                                                 EXHIBIT 10.A(m)
                        ADMINISTRATIVE SERVICES AGREEMENT


     This Service Agreement (this "Agreement"), dated as of March 1, 2003 is entered into by and between ReliaStar Life Insurance Company of New York, a New York insurance company ("Company") and the affiliated companies specified in Exhibit A hereto (each such affiliated company referred to herein as "Service Provider").

                              W I T N E S S E T H:
                               - - - - - - - - - -

     WHEREAS, the parties are affiliates under the common control of ING Groep, N.V.; and

     WHEREAS, each Service Provider possesses certain resources, including experienced personnel, facilities and equipment, which enables it to provide certain administrative, management, professional, advisory, consulting and other services to support the Company's business; and

     WHEREAS, Company desires Service Provider to perform certain administrative and other services as more fully described below (collectively, "Services") for the Company in its insurance operations, as Company may request, such Services to be provided either directly by Service Provider or by third parties with which Service Provider has negotiated agreements for the benefit of the Company and other affiliates; and

     WHEREAS, for the convenience of the parties, each Service Provider and Company wish to enter into a single contract which will establish the contractual rights and obligations as between each Service Provider and Company but not as between the Service Providers; and

     WHEREAS, Service Provider and the Company contemplate that such an arrangement will achieve certain operating economies and improve Services to the benefit of the Company; and

     WHEREAS, Service Provider and the Company wish to assure that (i) all charges incurred hereunder for Services are reasonable and in accordance with the requirements of New York Insurance Department Regulation No. 33; and (ii) to the extent practicable, such charges reflect actual costs and are arrived at in a fair and equitable manner; and (iii) charges reflecting estimated costs, whenever used, are adjusted periodically, to bring them into alignment with costs actually incurred; and

     NOW, THEREFORE, in consideration of the premises and of the mutual promises set forth herein, and intending to be legally bound thereby, each Service Provider and the Company agree as follows.

     1.   PEFORMANCE OF SERVICES.

     (a) Provision of Services. Subject to the terms and conditions of this Agreement, Service Provider agrees, to the extent requested by Company, to provide such

     Services as described in Exhibit B, and as specified to be provided by such Service Provider in Exhibit C ("Services"), for Company as Company determines to be reasonably necessary in the conduct of its insurance operations. Service Provider may also negotiate with third parties for such Services to be provided pursuant to agreements for the benefit of Company and affiliates.

     (b) Performance Standards. Service Provider agrees that in performing or providing functions or services hereunder, it shall use that degree of ordinary care and reasonable diligence that an experienced and qualified provider of similar services would use acting in like circumstances and experience in such matters and in accordance with the standards, practices and procedures established by Service Provider for its own business. Service Provider shall perform services according to servicing standards of the Company or such other standards as may be mutually agreed upon by the Company and Service Provider. Service Provider shall comply with all laws, regulations, rules and orders applicable to (i) the Company with respect to the services provided hereunder or
(ii) Service Provider. Service Provider agrees to maintain sufficient facilities and trained personnel of the kind necessary to perform the services under this Agreement.

     (c) Underwriting. With respect to any underwriting services that are provided to Company by Service Provider pursuant to this Agreement, it is understood that (i) Service Provider shall provide such services in accordance with Company's underwriting guidelines and procedures; and (ii) Company shall retain all final underwriting authority.

     (d) Collection and Handling of Premiums and Other Funds. With regard to the collection of premiums, deposit and other remittances from policyholders
(including payment of principal or interest on contract loans) and from any collection facility, including intermediaries and other persons or institutions that receive remittances with respect to Company's business Company shall either
(i) perform these services on its own behalf; (ii) shall establish a lock-box bank arrangement in its name for the deposit of amounts collected and Service Provider employees shall direct the disbursement of funds from the lock-box bank arrangement; or (iii) in the event a lock-box bank arrangement is not used, Service Provider shall act in a fiduciary capacity with respect to such payments, hold such payments for the benefit of Company, and after the required processing of such payments, will immediately deposit such payments in one or more bank accounts established by Company and subject to the control of officers of Company.

     (e) Claims Processing. It is understood that (i) Service Provider shall provide such services in accordance with the claims guidelines and procedures established and approved by Company's Board of Directors or committees thereof from time to time and communicated in writing to Service Provider by Company; and (ii) Company shall retain final approval authority for all claims. Payment of claims shall be made using Company's checks. In performing claims services for Company pursuant to this Agreement, Service Provider shall obtain and maintain all necessary licenses and permits required in order to comply with applicable laws and regulations, including an independent adjuster's license as appropriate.

     (f) Personal Contact or Communication with Company Policyholders. In providing services with respect to this Agreement, Service Provider agrees that any and all personal contact or communication, both oral and written, with Company policyholders, insureds, beneficiaries and applicants will be done in the name of and on behalf of Company. (As used herein, the term "policyholders" shall include annuity contractholders and the term "policies" shall include annuity contracts.) No mention of Service Provider will be made in any such personal contact or communication with Company policyholders, insureds, beneficiaries or applicants. Service Provider agrees to use Company letterhead for all such written communications. Service Provider further agrees that if any of its employees who have direct contact with Company policyholders, insureds, beneficiaries or applicants perform such services from a location outside the State of New York, Service Provider will establish and maintain a toll free telephone number for use by Company policyholders, insureds, beneficiaries and applicants.

     (g) Capacity of Personnel and Status of Facilities. Whenever Service Provider utilizes its employees to perform Services for Company pursuant to this Agreement, such personnel shall at all times remain employees of Service Provider subject solely to its direction and control, and Service Provider shall alone retain full liability to such employees for their welfare, salaries, fringe benefits, legally required employer contributions and tax obligations. No facility of Service Provider used in performing Services for or subject to use by Company shall be deemed to be transferred, assigned, conveyed or leased by such performance or use pursuant to this Agreement.

     (h) Exercise of Judgment in Rendering Services. In providing any Services hereunder that require the exercise of judgment by Service Provider, Service Provider shall perform any such Service in accordance with the standards set forth herein and any additional guidelines Company develops and communicates to Service Provider. In performing any Services hereunder, Service Provider shall at all times act in a manner reasonably calculated to be in or not opposed to the best interests of Company.

     (i) Control. The performance of Services by Service Provider for Company pursuant to this Agreement shall in no way impair the absolute control of the business and operations of Service Provider or Company by their respective Boards of Directors. Service Provider shall act hereunder so as to assure the separate operating identity of Company. The performance of Service Provider under this Agreement with respect to the business and operations of Company shall at all times be subject to the direction and control of the Board of Directors of Company.

     (j) Promotional, sales and advertising materials. Company shall be responsible for all promotional, sales and advertising materials. Pursuant to New York Insurance Department Regulation 34-A, Company is responsible for issuing the final approval of all of its promotional, sales and advertising materials prior to its use. Service Provider shall use only such documents as have been approved by Company. Company shall maintain all promotional, sales and advertising materials at its home office and in accordance with the New York Insurance Department Regulation 34-A.

     2.   CHARGES; PAYMENTS.

     (a) Charges. Company agrees to reimburse Service Provider at cost for services and facilities provided by Service Provider pursuant to this Agreement. The charge to Company for such services and facilities shall include all direct and indirectly allocable expenses. The methods for allocating expenses to Company shall be determined in accordance with the requirements prescribed in Department Regulation No. 33. Such methods shall be modified and adjusted by mutual agreement where necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by Service Provider on behalf of Company.

     (b) Payments. Service Provider shall submit to Company within fifteen (15) days of the end of each calendar month a written statement of the amount estimated to be owed by Company for services and the use of facilities pursuant to this Agreement in that calendar month, and Company shall pay to Service Provider within fifteen (15) days following receipt of such written statement the amount set forth in the statement. Within sixty (60) days after the end of each calendar year, Service Provider shall submit to Company a statement of actual apportioned expenses for such prior calendar year showing the basis for the apportionment of each item. Company may request a written statement from Service Provider setting forth, in reasonable detail, the nature of the services rendered or expense incurred and other relevant information to support the charge. Any difference between the amount of the estimated apportioned expenses paid by Company and the amount of the actual apportioned expenses shall be paid to either the Service Provider or Company, as the case may be, within fifteen
(15) days of the statement of actual apportioned expenses.

     3.   RECORDS.

     (a) Maintenance of Books. The Service Provider and Company each shall maintain its own books, accounts and records in such a way as to disclose clearly and accurately the nature and detail of the transactions between them, including such accounting information as is necessary to support the reasonableness of charges under this Agreement, and such additional information as Company may reasonably request for purposes of its internal bookkeeping and accounting operations. Service Provider shall keep such books, records and accounts insofar as they pertain to the computation of charges hereunder available for audit, inspection and copying by Company and persons authorized by it or any governmental agency having jurisdiction over Company during all reasonable business hours.

     (b) Ownership and Custody of Records. All records, books, and files established and maintained by Service Provider by reason of its performance of services under this Agreement, which absent this Agreement would have been held by the Company, shall be deemed the property of the Company and shall be maintained in accordance with applicable law and regulation, including, but not limited to, Regulation No.152. Such records should be available, during normal business hours, for inspection by Company, anyone authorized by the Company, and any governmental agency that has regulatory authority over Company's business activities. Copies of such records, books and files shall be delivered to Company on demand. All such records, books and files shall be promptly transferred to Company by Service Provider upon termination of this Agreement, or to the new Service Provider in the event a service is provided by a different Service Provider. Service Provider shall maintain appropriate disaster recovery processes and procedures, including provision of access to back up records and to a disaster recovery site for records.

     (c) Accounting Services. All records shall be maintained in accordance with New York Insurance Department Regulation No. 152 (11 NYCRR 243). In addition to the foregoing, a computer terminal, which is linked to the electronic system that generates the electronic records that constitute Company's books of account, shall be kept and maintained at Company's principal office in New York. During all normal business hours, there shall be ready availability and easy access through such terminal (either directly by New York Insurance Department personnel or indirectly with the aid of Company's employees) to the electronic media used to maintain the records comprising Company's books of account. The electronic records shall be in a readable form.

     Service Provider shall maintain format integrity and compatibility of the electronic records that constitute Company's books of account. If the electronic system that created such records is to be replaced by a system with which the records would be incompatible, Service Provider shall convert such pre-existing records to a format that is compatible with the new system.

     Service Provider shall maintain acceptable backup (hard copy or another durable medium, as defined in Regulation No. 152, as long as the means to access the durable medium is also maintained at Company's principal office) of the records constituting Company's books of account. Such backup shall be forwarded to Company on a monthly basis and shall be maintained by Company at its principal office in New York. If the electronic system being used to maintain the records which comprise Company's accounting records is to be replaced by a system incompatible with the existing system, Service Provider shall ensure that all pre-existing records are accessible with the new system.

     (d) Audit. Company and persons authorized by it or any governmental agency having jurisdiction over Company shall have the right, at Company's expense, to conduct an audit of the relevant books, records and accounts of Service Provider upon giving reasonable notice of its intent to conduct such an audit. In the event of such audit, Service Provider shall give to the party requesting the audit reasonable cooperation and access to all books, records and accounts necessary to audit during normal business hours.

     4. RIGHT TO CONTRACT WITH THIRD PARTIES. Nothing herein shall be deemed to grant Service Provider an exclusive right to provide Services to Company to the extent not requested by Company pursuant to this Agreement, and Company retains the right to contract with any third party, affiliated or unaffiliated, for the performance of services or for the use of facilities as are available to or have been requested by Company pursuant to this Agreement. Service Provider with Company's consent, shall have the right to subcontract with any third party for the performance of Services requested by Service Provider provided that Service Provider shall remain responsible for the performance of services by any such subcontractors; and provided further that the charges for any such services subcontracted to an affiliate shall be determined on one or more of the bases described in Paragraph 2.

     5.   TERMINATION.

     (a) Termination. This Agreement shall remain in effect until terminated in whole or in part by either Company or Service Provider upon giving ninety (90) days or more advance written notice, provided that electronic data processing services shall not be terminated by either party until one hundred and eighty
(180) days or more advance written notice of termination. Subject to the terms (including any limitations and restrictions) of any applicable software licensing agreement then in effect between Service Provider and any licensor, Service Provider shall, upon termination of this Agreement, grant to Company a perpetual license, without payment of any fee, in any electronic data processing software developed or used by Service Provider in connection with the services provided to Company hereunder, if such software is not commercially available and is necessary, in Company's reasonable judgment, for Company to perform subsequent to termination the functions provided by Service Provider hereunder. Upon termination, Service Provider shall promptly deliver to Company all books and records that are, or are deemed by this Agreement, the property of Company.

     (b) Settlement upon termination. No later than sixty (60) days after the effective date of termination of this Agreement Service Provider shall deliver to Company detailed written statements for all charges incurred and not included in any previous statements to the effective date of termination. The amounts owed or to be refunded hereunder shall be due and payable within fifteen (15) days of receipt of such statements, unless Company sends written notice that such amounts are disputed.

     6.   ARBITRATION.

     (a) Any dispute or difference with respect to the operation or interpretation of this Agreement on which an amicable understanding cannot be reached shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association and the Expedited Procedures thereof.

     (b) The arbitration shall be held in New York, New York, or such other place as may be mutually agreed between Company and Service Provider, and the arbitration panel shall consist of three arbitrators who must be active or retired executive officers of life insurance companies other than the parties to this Agreement, their affiliates or subsidiaries. Service Provider shall appoint one arbitrator and Company the second. Such arbitrators shall then select the third arbitrator before arbitration commences. Should one of the parties decline to appoint an arbitrator or should the two arbitrators be unable to agree upon the choice of a third, such appointment shall be left to the American Arbitration Association.

     (c) Decisions of the arbitrators shall be by majority vote. The award rendered by the arbitrators shall be final and binding upon the parties, and judgment upon the award rendered by the arbitrators may be entered in any Court having jurisdiction thereof. Each party shall bear its own costs of the arbitration, except that the fees of the arbitrators shall be borne equally by the parties.

     7. CONTACT PERSON(S). Service Provider and Company shall appoint one or more individuals who shall serve as contact person(s) for the purpose of carrying out this Agreement. Such contact person(s) shall be authorized to act on behalf of their respective parties as to the matters pertaining to this Agreement. Effective upon execution of this Agreement, the initial contact person(s) shall be as set forth in Exhibit A. Each party shall notify the other, in writing, as to the name, address and telephone number of any replacement for any such designated contact person.

     8. NOTICE. All notices, statements or requests provided for hereunder shall be in writing and shall be deemed to have been given when delivered by hand to the person designated in Exhibit A for such or when sent by certified or registered mail, postage prepaid or overnight courier service or upon confirmation of transmission if sent by telecopier or e-mail to such person.

     9. WAIVER. The failure of Service Provider or Company to insist on strict compliance with this Agreement, or to exercise any right or remedy under this Agreement, shall not constitute a waiver of any rights provided under this Agreement, nor estop the parties from thereafter demanding full and complete compliance nor prevent the parties from exercising such a right or remedy in the future.

     10. CONFLICT WITH LAW. The invalidity or unenforceability of any term or provision of this Agreement shall not affect the validity or enforceability of any other term or provision hereof. If any provision of this Agreement should be invalidated or superseded by specific law or regulation, such law or regulation shall control to the extent of such conflict without affecting the remaining provisions of this Agreement.

     11. NO THIRD PARTY BENEFICIARIES. Except as otherwise specifically provided for herein, nothing in this Agreement is intended or shall be construed to give any person, other than the parties hereto, their successors and permitted assigns, any legal or equitable right, remedy or claim under or in respect of this Agreement or any provision contained herein.

     12. RELATIONSHIP OF THE PARTIES. This Agreement creates no contractual relationship between the Service Providers party hereto, and the provisions of this Agreement shall apply solely to each Service Provider and Company as if each Service Provider had entered into a separate agreement with Company conforming to this Agreement. Nothing contained in this Agreement shall be construed to create the relationship of joint venture or partnership between Service Provider and Company. Service Provider is an independent contractor and shall be free, subject to the terms and conditions of this Agreement, to exercise judgment and discretion with regard to the conduct of business.

     13. ASSIGNMENT. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, permitted assigns and legal representatives. Neither this Agreement, nor any right hereunder, may be assigned by Service Provider or Company (in whole or in part) without the prior written consent of the other.

     14. ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the parties, and no other agreement, statement or promise not contained in this Agreement shall be valid or binding.

     15. AMENDMENT. This Agreement may be amended only by mutual consent in writing signed by both parties.

     16. SECTION HEADINGS. Section headings contained herein are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

     17. COUNTERPARTS. This Agreement may be executed in one or more separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     18. GOVERNING LAW. This Agreement is entered into pursuant to and shall be governed by, interpreted under, and the rights of the parties determined in accordance with, the laws of the State of New York.

     19. PRIVACY RIGHTS. The parties each hereby acknowledge and agree to comply with all confidentiality and security obligations imposed on them, in connection with the collection, use, disclosure, maintenance and transmission of personal, private, health or financial information about individual policyholders or benefit recipients, including without limitation, those laws currently in place and those that may become effective during the term hereof, including without limitation, the following: Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, IICFA Internet Security Policy and any other applicable Federal laws and regulations or applicable laws and regulations as enacted in various states and any existing and future rules and regulations promulgated thereunder. The parties each agree to comply therewith and to fully cooperate with each other and their contractors to the extent reasonably necessary to allow the other (and such contractors) to comply therewith. Service Provider shall immediately report to Company any use or disclosure of any information in violation of this Agreement of which Service Provider becomes aware.

     20. CONFIDENTIALITY (a) Service Provider and Company agree that all non-public information pertaining to the business of either party, and to policyholders or claimants under any insurance policy, shall be confidential and, unless specifically designated otherwise, be held in strict confidence and not disclosed to any (i) non-affiliated third party unless written authorization to make such disclosure has been given by the appropriate party, or unless required by law, rule, regulation, a lawful order of a governmental or judicial entity; or (ii) contractor, unless all of the following are satisfied (A) such use or disclosure is permitted herein in connection with the Services, (B) such use or disclosure is necessary in connection therewith, (C) such use or disclosure complies with the privacy rights provision in Section 21 hereof, and
(D) such use or disclosure is only to those contractors who agreed to comply with the terms herewith in a written confidentiality agreement. The parties further agree that any such confidential information acquired during the course of this Agreement shall continue to be treated as confidential information for a period of five (5) years from the termination of this Agreement.

     (b) The parties agree that the requirement of confidentiality under this Agreement also applies to their employees and agents. Each party shall use reasonable efforts to assure that its employees and agents adhere to the confidentiality requirements set forth herein. It is agreed by the parties, however, that use and disclosure of confidential information by employees and agents is authorized to the extent necessary to carry out the terms and purposes of this Agreement.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed in duplicate by their respective duly authorized officers below.

                                    ReliaStar Life Insurance Company of New York

                                    By: /s/ Paula Cludray-Engelke
                                        ----------------------------------------
                                    Name:   Paula Cludray-Engelke
                                    Title:  Secretary


                                    Equitable Life Insurance Company of Iowa

                                    By: /s/ Paula Cludray-Engelke
                                        ----------------------------------------
                                    Name:   Paula Cludray-Engelke
                                    Title:  Secretary


                                    Golden American Life Insurance Company

                                    By: /s/ Paula Cludray-Engelke
                                        ----------------------------------------
                                    Name:   Paula Cludray-Engelke
                                    Title:  Secretary


                                    ING Financial Advisers, LLC

                                    By: /s/ John F. Todd
                                        ----------------------------------------
                                    Name:   John F. Todd
                                    Title:  Assistant Secretary


                                    ING Life Insurance and Annuity Company

                                    By: /s/ Paula Cludray-Engelke
                                        ----------------------------------------
                                    Name:   Paula Cludray-Engelke
                                    Title:  Secretary


                                    ING North America Insurance Corporation

                                    By: /s/ John F. Todd
                                        ----------------------------------------
                                    Name:   John F. Todd
                                    Title:  Assistant Secretary



                                    ReliaStar Life Insurance Company

                                    By: /s/ Paula Cludray-Engelke
                                        ----------------------------------------
                                    Name:   Paula Cludray-Engelke
                                    Title:  Secretary


                                    Security Connecticut Life Insurance Company

                                    By: /s/ Paula Cludray-Engelke
                                        ----------------------------------------
                                    Name:   Paula Cludray-Engelke
                                    Title:  Secretary


                                    Security Life of Denver Insurance Company

                                    By: /s/ Paula Cludray-Engelke
                                        ----------------------------------------
                                    Name:   Paula Cludray-Engelke
                                    Title:  Secretary


                                    Southland Life Insurance Company

                                    By: /s/ Paula Cludray-Engelke
                                        ----------------------------------------
                                    Name:   Paula Cludray-Engelke
                                    Title:  Secretary

                                LIST OF EXHIBITS

A        Service Providers

B-1      Underwriting and New Business Processing Services

B-2      Producer Licensing, Contracting and Compensation Services

B-3      Policyowner and Claims Processing Services

B-4      Business Unit Actuarial and Financial Management Services

B-5      Information Services

B-6      Legal, Risk Management and Compliance Services

B-7      Human Resource Services

B-8      Marketing and Sales Promotion Services

B-9      Tax Services

B-10     Reinsurance Management and Administration Services

B-11     Management Services

B-12 Procurement, Supply, Printing, Record, File, Mail, Supply and Real Estate Management Services

B-13     Corporate Accounting, Finance and Treasury Services

B-14 Pricing, Trading, Performance Reporting and Accounting Services for Variable Products

C        Services Chart

                                    Exhibit A
                                SERVICE PROVIDERS

----------------------------------------------- ----------------------------------------------------- ---------------------------
                         COMPANY                           CONTACT                                               NOTICE
----------------------------------------------- ----------------------------------------------------- ---------------------------
----------------------------------------------- ----------------------------------------------------- ---------------------------
ReliaStar Life Insurance Company of New York    William Bonneville                                    Principal Legal Counsel
1000 Woodbury Road, Suite 102                   ReliaStar Life Insurance Company of New York          ReliaStar Life Insurance
Woodbury, NY 11797                              1000 Woodbury Road, Suite 102                         Company of New York
                                                Woodbury, NY 11797                                    1000 Woodbury Road, Suite 102
                                                                                                      Woodbury, NY 11797
------------------------------------------------ ---------------------------------------------------- -----------------------------
------------------------------------------------ ---------------------------------------------------- -----------------------------
                    SERVICE PROVIDER                       CONTACT                                                NOTICE
----------------------------------------------- ----------------------------------------------------- -----------------------------
----------------------------------------------- ----------------------------------------------------- -----------------------------
Equitable Life Insurance Company of Iowa        Keith Gubbay                                          Principal Legal Counsel
909 Locust Street                               Equitable Life Insurance Company of Iowa              Equitable Life Insurance
Des Moines, IA 50309                            909 Locust Street                                     Company of Iowa
                                                Des Moines, IA 50309                                  909 Locust Street
                                                                                                      Des Moines, IA 50309
----------------------------------------------- ----------------------------------------------------- -----------------------------
----------------------------------------------- ----------------------------------------------------- -----------------------------
Golden American Life Insurance Company          Keith Gubbay                                          Principal Legal Counsel
1475 Dunwood Drive                              Golden American Life Insurance Company                Golden American Life
West Chester, PA 19380                          1475 Dunwood Drive                                    Insurance Company
                                                West Chester, PA 19380                                1475 Dunwood Drive
                                                                                                      West Chester, PA 19380
----------------------------------------------- ----------------------------------------------------- -----------------------------
----------------------------------------------- ----------------------------------------------------- -----------------------------
ING Financial Advisers LLC                      Bess Twyman                                           Principal Legal Counsel
151 Farmington Avenue                           ING Financial Advisers LLC                            ING Financial Advisers LLC
Hartford, CT 06156                              151 Farmington Avenue                                 151 Farmington Avenue
                                                Hartford, CT 06156                                    Hartford, CT 06156
----------------------------------------------- ----------------------------------------------------- -----------------------------
----------------------------------------------- ----------------------------------------------------- -----------------------------
ING Life Insurance and Annuity Company          Keith Gubbay                                          Principal Legal Counsel
151 Farmington Avenue                           ING Life Insurance and Annuity Company                ING Life Insurance and
Hartford, CT 06156                              151 Farmington Avenue                                 Annuity Company
                                                Hartford, CT 06156                                    151 Farmington Avenue
                                                                                                      Hartford, CT 06156
----------------------------------------------- ----------------------------------------------------- -----------------------------
----------------------------------------------- ----------------------------------------------------- -----------------------------
ING North America Insurance Corporation         Scott Burton                                          Principal Legal Counsel
5780 Powers Ferry Road, NW                      ING North America Insurance Corporation               ING North America Insurance
Atlanta, GA 30327                               5780 Powers Ferry Road, NW                            Corporation
                                                Atlanta, GA 30327                                     5780 Powers Ferry Road, NW
                                                                                                      Atlanta, GA 30327
----------------------------------------------- ----------------------------------------------------- -----------------------------
----------------------------------------------- ----------------------------------------------------- -----------------------------
ReliaStar Life Insurance Company                Keith Gubbay                                          Principal Legal Counsel
20 Washington Avenue South                      ReliaStar Life Insurance Company                      ReliaStar Life Insurance
Minneapolis, MN 55401                           20 Washington Avenue South                            Company
                                                Minneapolis, MN 55401                                 20 Washington Avenue South
                                                                                                      Minneapolis, MN 55401
----------------------------------------------- ----------------------------------------------------- -----------------------------
----------------------------------------------- ----------------------------------------------------- -----------------------------
Security Connecticut Life Insurance Company     Keith Gubbay                                          Principal Legal Counsel
20 Security Drive                               Security Connecticut Life Insurance Company           Security Connecticut Life
Avon, CT 06001                                  20 Security Drive                                     Insurance Company
                                                Avon, CT 06001                                        20 Security Drive
                                                                                                      Avon, CT 06001
----------------------------------------------- ----------------------------------------------------- -----------------------------
----------------------------------------------- ----------------------------------------------------- -----------------------------
Security Life of Denver Insurance Company       Keith Gubbay                                          Principal Legal Counsel
1290 Broadway                                   Security Life of Denver Insurance Company             Security Life of Denver
Denver, CO 80203                                1290 Broadway                                         Insurance Company
                                                Denver, CO 80203                                      1290 Broadway
                                                                                                      Denver, CO 80203
----------------------------------------------- ----------------------------------------------------- -----------------------------
----------------------------------------------- ----------------------------------------------------- -----------------------------
Southland Life Insurance Company                Keith Gubbay                                          Principal Legal Counsel
5780 Powers Ferry Road, NW                      Southland Life Insurance Company                      Southland Life Insurance
Atlanta, GA 30327                               5780 Powers Ferry Road, NW                            Company
                                                Atlanta, GA 30327                                     5780 Powers Ferry Road, NW
                                                                                                      Atlanta, GA 30327
---------------------------------------------------------- ----------------------------------------------------- ------------------

                                   Exhibit B-1

                Underwriting and New Business Processing Services


Services related to underwriting and new business processes including:

     1.   Underwriting and risk consulting services.

     2.   Analysis of underwriting standards.

     3. Assistance and advice in the development of appropriate underwriting standards in accordance with all laws and regulations of the Company's state.

     4.   Perform underwriting in accordance with Company guidelines.

     5.   Provide medical and/or technical support and advice to underwriting.

     6.   Approve for issue all applications which meet underwriting criteria.

     7. Process all approved applications and issue and deliver policies to policyholders.

     8. Financial and other reporting in connection with underwriting and new business processing.

                                   Exhibit B-2

            Producer Licensing, Contracting and Compensation Services

Services related to producer licensing and contracting including:

     1.   Assist with pre-appointment investigations of producers.

     2. Administer producer licenses, and contracts and maintain a computer database for license and contract status.

     3. Assist in development of and administer producer compensation and commission accounting.

                                   Exhibit B-3
                   Policyowner and Claims Processing Services

Services related to policyowner and claims processing including:

     1. Billing, collection, administration and accounting for premiums, contract payments and withdrawals, and maintenance of customer and beneficiary accounts.

     2. Customer service including response to customer inquiries by telephone or letter, administration of changes to customer and beneficiary accounts.

     3.   Administration of policy changes.

     4.   Administration  and  customer  support  for  claims,   annuitizations,
          rollovers,    contract   payouts,   distribution   of   benefits   and
          conservation.

     5. Processing claims and/or rendering, medical or technical support and advice relating to the processing, settlement and payment of claims.

     6.   Surrender, lapse and maturity processing.

     7. Financial and other reporting in connection with premiums, policyowner and processing services.

                                   Exhibit B-4
            Business Unit Actuarial and Financial Management Services

Actuarial and financial management related services including:

     1. Actuarial consulting services, including clerical, technical and product actuarial support and product development support.

     2. Preparing actuarial reports, opinions and memoranda and assistance with asset/liability management and cash flow testing.

     3.   Conducting product experience studies.

     4.   Preparing reserve calculations and valuations.

     5.   Development of new products.

     6.   Evaluation of product performance versus expectations.

     7. Consultation and technical assistance in all matters relating to corporate financing, cash management, financial analysis and financial systems and programming.

     8. Internal and external management reporting services, including coordination of annual planning process, preparation and consolidation of monthly operation results, management and policyholder information reports (e.g., annual reports), maintenance of reporting systems and provision of cost account reports and services.

     9.   Premium accounting.

     10. Assisting in development of budgets, business plans and financial models.

     11. Determine and make entries, and prepare books of account including general ledgers, transaction ledgers and trial balances which will be reviewed for accuracy by officers of Company.

     12. Prepare financial statements and reports, including annual, quarterly and monthly GAAP and statutory financial statements.

     13. Enter data regarding customer records information related to premium or annuity considerations sent to lockboxes, provided that Company will verify that all such information is accurate and properly reflected.

     14. Arrange bank accounts in the name and control of Company, and processing receipts and disbursements subject to the direction and control of Company subject to the provisions of Section 1(d) of the Agreement.

     15.  Commission  accounting,   including  calculation  of  commissions  and
          generation and delivery of checks.

                                   Exhibit B-5
                              Information Services

Services related to information management including:

     1. Professional, technical, supervisory, programming and clerical support for information services.

     2.   Informational   and  computer   services  may  be  in  the  nature  of
          applications and programming support, enhancing existing systems, helping to install new systems.

     3.   Develop data processing systems strategy.

     4.   Implement systems strategy.

     5.   Program computers.

     6. Provide data center services, including maintenance and support of mainframe and distribution process hardware and software.

     7.   Standard  systems  for  product   administration,   accounts  payable,
          accounting and financial reporting, human resource management and inventory control.

     8.   Manage data and voice communications systems.

     9.   Manage local area networks and other desktop software and systems.

     10.  Provide  data  security  and  maintain   effective  disaster  recovery
          program.

     11.  Purchase hardware, software and supplies.

                                   Exhibit B-6
                 Legal, Risk Management and Compliance Services

Services related to legal, risk management and compliance including:

     1. Provide counsel, advice and assistance in any matter of law, corporate governance and governmental relations, including advisory and consulting services, in connection with the maintenance of corporate existence, licenses, dealings with regulatory agencies, development of products, contracts and legal documents, product approvals, registration and filing of insurance and securities products, handling of claims and matters involving legal controversy, assist with dispute resolution, select, retain and manage outside counsel and provide other legal services as reasonably required or requested.

     2. Provide assistance in any matter relating to risk management, including procurement of fidelity bond insurance, blanket bonds, general liability insurance, property damage insurance, directors' and officers' liability insurance, workers compensation, and any other insurance purchased by the Company.

     3. Assist in the development and maintenance of a corporate compliance program and a state insurance fraud reporting program. Assist in maintaining appropriate records and systems in connection with the Company's compliance obligations under applicable state law.

     4.   Provide assistance with internal audit including review of operational
          procedures,   performance  of  compliance  tests,  and  assistance  to
          independent auditors.

                                   Exhibit B-7
                             Human Resource Services

Services related to human resource management including:

     1.   Personnel recruiting and support services.

     2.   Design and implementation of human resources training.

     3.   Compensation studies and benefits consulting.

     4.   Support employee communications.

     5.   Payroll services.

     6.   Benefits compensation and design and administration.

     7.   Employee relations.

                                   Exhibit B-8
                     Marketing and Sales Promotion Services

Services related to marketing and sales promotion including:

     1. Prepare sales promotional items, advertising materials and art work, design, text and articles relevant to such work, including clerical, technical and supervisory support and related communications.

     2.   Support general communications with producers.

     3.   Conduct formal insurance market research.

     4. Develop sales illustrations, advertising materials, and software for products, in compliance with state laws.

     5. Design and implement training programs, including product and industry developments and legal compliance.

     6. Distribute to employees and/or agents underwriting guidelines for the products, where applicable.

     7. Analyze and develop compensation and benefit plans for general agents and agents.

     8.   Plan and support of producer conferences.

                                   Exhibit B-9
                                  Tax Services

Services related to tax including:

     1. Maintenance of tax compliance, including tax return preparation and review of financial statement tax provisions.

     2. Management of tax and audit appeals, including processing information requests, protest preparation, and participation in any appeals conference.

     3.   Direction  of  tax  research  and  planning,   including  research  of
          compliance issues for consistency, development of tax strategies and working with new legislative proposals.

     4. Administration of tax liens, levies and garnishment of wages of Company employees and agents

                                  Exhibit B-10
               Reinsurance Management and Administration Services

Services related to reinsurance management and administration including:

     1.   Advise with respect to reinsurance retention limits.

     2.   Advice  and  support  with  respect  to   negotiation  of  reinsurance
          treaties.

     3. Advice and support with respect to the management of reinsurer relationships.

                                  Exhibit B-11
                               Management Services

Services related to general management including:

     1. Consultative and advisory services to the Company's senior executive officers and staff with respect to conduct of the Company's business operations and the execution of directives and resolutions of the Company's Board of Directors pertaining to business operations and functions, including provision of personnel to serve as officers and directors of Company.

     2. Consultation and participation in the Company's strategic planning process; the development of business goals, objectives and policies; the development of operational, administrative and quality programs; preparation of financial and other reports; and the coordination of such processes, goals, objectives, policies and programs with those of the holding company.

     3. Advice and assistance with respect to maintenance of the Company's capital and surplus, the development and implementation of financing strategies and plans and the production of financial reports and records.

     4. Representation of the Company's interests at government affairs and industry meetings; participation in the deliberation and affairs of trade associations and promotion of the Company's products and relationships with the public.

     5.   Consultative,  advisory and  administrative  services to the Company's senior executive officers and staff in respect to development, implementation and administration of human resource programs and policies, the delivery of communications and information to employees regarding enterprise plans, objectives and results; and the maintenance of employee relations, morale and developmental opportunities.

     6. Direction and performance of internal audits and arrangement for independent evaluation of business processes and internal control.

                                  Exhibit B-12
              Procurement, Supply, Printing, Record, File, Mail and
                        Real Estate Management Services

Services related to procurement, supplies, printing, records, files, mail and real estate management including:

     1.   Procurement and supply purchasing services,  including  negotiation of
          supply  and  services   purchasing   agreements  and  distribution  of
          supplies.

     2. Printing, record, file, mail and supply services including, maintaining policy files; document control; production and distribution of standard forms, stationary, business cards and other material; arrangement of warehouse storage space; supply fulfillment; mail processing, delivery and shipping; participation in purchasing agreements; retrieval and production of documents for regulatory examinations and litigation; and development and administration of record retention programs.

     3.   Real estate management services.

                                  Exhibit B-13
               Corporate Accounting, Finance and Treasury Services

Services related to corporate accounting, finance and treasury including, but not limited to:

     1. Accounts Payable: Making vendor payments, monitoring recurring payments, processing stop payments, preparation and filing sales and use tax reports and returns, responding to questions from vendors, processing travel and expense reports, maintaining check stock and providing copies of check images to the Companies.

     2. Fixed Assets: Accounting for real estate transactions, maintaining the fixed asset records and processing payments for property taxes.

     3. General Ledger: Processing journal entries, processing expense allocations, establishing and maintaining accounts and cost centers, processing intercompany transactions and processing the monthly closing.

     4. Financial Reporting: Generating applicable monthly, quarterly and annual financial statements on statutory, US GAAP, tax and ING (Dutch) GAAP bases; monitoring changes to statutory, US GAAP, tax and ING GAAP accounting standards; corresponding and coordinating reporting to regulatory agencies; coordinating the external audit with the external auditors; coordinating external examinations with state insurance departments; preparing and filing RBC calculations, preparing and filing escheat reports, preparing and filing benefit plan reports, and preparing other required regulatory filings.

     5.   Treasury/Cash    Management:    Maintaining   banking   relationships,
          performing cash management procedures and short-term investment of cash balances, and processing of wire transfers.

     6. Other: Preparing budget and planning reports for finance shared services, monitoring suspense account reports and other matters as requested by each Company, and management of external auditor relations.

     7. Consultation and technical assistance in matters related to corporate financing, cash management, financial analysis, capital and surplus, specialized financial systems and programming, and development of budgets, business plans and financial models.

     8. Investment accounting services, including interface with Company investment manager for documentation of investment transactions, recording financial activity and compliance reporting.

     9. Internal and external management reporting services, including coordination of annual planning process, preparation and consolidation of monthly operation results, management and policyholder information reports (e.g., annual reports), maintenance of reporting systems and provision of cost account reports and services.

                                  Exhibit B-14

                   Pricing, Trading, Performance Reporting and
                    Accounting Services for Variable Products

Services related to support of day to day pricing, trading, performance reporting and accounting operations for variable products, including but not limited to:

     1. Pricing. Collect pricing information (net asset value and ordinary income / capital gain distributions) from Investment Companies, and where applicable, calculate the variable account unit value. Provide pricing information to the applicable administrative systems / business units and external business partners; pricing calculations for insurance products shall be reported as required by the prospectus for each product.

     2. Trading. Collect net trade data from administrative systems, consolidate to a legal entity level per investment option, and submit to Investment Companies; on a daily basis reconcile the shares / trade per to Investment Company; provide wire data for the settlement of trades placed.

     3. Accounting. Post to ledger the entries supporting the trades and wires processed; entries will include any applicable Variable Annuity Account contract charges; daily reconcile entries posted to ledger / market value to Variable Annuity Account liability / reserve; provide Variable Annuity Account data for the Financials and Insurance Company Schedule D.

     4. Investment Company Revenue. Calculate asset based revenue / sub-accounting fees monthly and post accruals to the ledger; collect revenue from investment companies in a timely manner; reconcile amounts received to the estimated calculated, and book actual payments to ledger.

     5. Performance Reporting. Calculate product and investment option level returns in accordance with SEC and NASD guidelines; provide returns to ING applications, web sites, marketing, and field.

                                                                 EXHIBIT 10.A(n)


                  THIRD AMENDMENT TO ASSET MANAGEMENT AGREEMENT


     This Third Amendment to Asset Management Agreement (this "Amendment") amends the Asset Management Agreement between ING Investment Management LLC ("ING-IM") and Golden American Life Insurance Company ("Client"). This Amendment is dated as of August 18, 2003.

     1. Background. ING-IM and Client are parties to an Asset Management Agreement, dated January 20, 1998, as amended (the "Agreement"), pursuant to which ING-IM provides Client with certain investment advisory services. ING-IM and Client wish to clarify the limited circumstances under which ING-IM may have custody of Client funds or securities under the Agreement. Although the parties do not intend by this Amendment to address whether or not Original Mortgage Documents (as defined below) are in fact securities, it is the intention of ING-IM and Client that, except as may be otherwise agreed from time to time, ING-IM will not have actual or constructive custody of Client funds or securities other than Original Mortgage Documents.

     2. Amendment to Section 3 of the Agreement. Section 3 of the Agreement is hereby amended to add the following to the end of such Section:

"Notwithstanding anything to the contrary in this Section 3, except with regard such Original Mortgage Documents as are selected by ING-IM from time to time, and as may otherwise be agreed between ING-IM and Client:

     (a) ING-IM shall not maintain physical custody of Client funds or securities; and

     (b) ING-IM shall not have the power to direct any custodian or other third party to transfer Client funds or securities, except in the case of
          (i) transactions involving a delivery vs. payment or vice versa, (ii) free receipts into Client Accounts, (iii) transfers between Client's own accounts, (iv) transfers to satisfy margin or collateral calls by brokers or other counterparties, and (v) other transactions that would not reasonably be considered to result in actual or constructive custody of Client funds or securities.

"Original Mortgage Documents" means original (a) mortgage notes, (b) certificates of participation where more than one entity has invested in the mortgage via a participation agreement, and (c) letters of credit, as applicable, that are provided from time to time by borrowers as additional security."

     3. Amendment to Section 7 of the Agreement. The second sentence of Section 7 of the Agreement is hereby amended to add the language highlighted in italics below:

     "Except as specially contemplated by Section 3, ING-IM shall not maintain custody of Client funds or securities or otherwise act as custodian for the Account."

     4. Amendment to Section 10 of the Agreement. Section 10 of the Agreement is hereby amended to read as follows:

     Section 10. LIABILITY OF ING-IM - In rendering services under this Agreement, ING-IM will not be subject to any liability to Client or to any other party for any act or omission of ING-IM except as a result of ING-IM's negligence, misconduct or violation of applicable law. Nothing herein shall in any way constitute a waiver or limitation of any rights of any party under applicable Federal or State law.

     5. Amended Agreement. Except as specifically amended by this Amendment, each and every term of this Agreement remains in full force and effect.



     CLIENT                               Golden American Life Insurance Company

                                          By:   /s/ Paula Cludray-Engelke
                                                --------------------------------
                                          Name:     Paula Cludray-Engelke
                                          Title:    Secretary


     ING-IM:                              ING INVESTMENT MANAGEMENT LLC


                                          By:   /s/ Fred C. Smith
                                                --------------------------------
                                          Name:     Fred C. Smith
                                          Title:    Executive Vice President

                                                                 EXHIBIT 10.A(o)


                                 LEASE AGREEMENT

                                     BETWEEN

                               DUNWOODY ASSOCIATES
                       a Pennsylvania limited partnership

                                    as Lessor

                                       and

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                    as Lessee


                              Date: April 6th, 1998

                                TABLE OF CONTENTS

    1.       Premises                                                          1
              1.1    Agreement to Lease                                        1
                           1.1.1.     Lessee's Proportionate Share             1
              1.2    Improvements                                              1

              1.3    Intentionally Omitted                                     2
              1.4    Condition                                                 2
              1.5    Lessor's Compliance                                       2
              1.6    Option to Expand                                          3

    2. Term
              2.1    Original Term                                             3
              2.2    Delay in Possession                                       4
              2.3    Confirmation of Lease                                     4
              2.4    Changes                                                   4
              2.5    Force Majeure                                             5
              2.6    Lessee Delays                                             5
              2.7    Options to Extend                                         5
              2.8    Early Occupancy                                           6

    3.   Rent                                                                  6
              3.1    Base Rent                                                 6
              3.2    Payment                                                   6
              3.4    Increase in Base Rent                                     7
              3.5    Operating Expense Allowance                               7
              3.6    Operating Expense Adjustments                             7
              3.7    Taxes                                                    10
                       3.7.1      Personal Property Taxes                     10
                       3.7.2      Right to Contest Taxes                      10

    4.   Use                                                                  10
              4.1    Permitted Use                                            10
              4.2    Fixtures Alterations                                     10
              4.3.   Lessee's Compliance                                      11
              4.4    Lessor's Access                                          11

    5. Hazardous Substances                                                   11
              5.1    Hazardous Substance Defined                              11
              5.2    Lessor Indemnification                                   11
              5.3    Lessee Indemnification                                   12

    6. Maintenance                                                            12
              6.2    Lessor's Obligations                                     12
              6.3    No Liens                                                 12
              6.4    No Other Services by Lessor                              12

    7. Insurance, Indemnification                                             13
              7.1    Payment for Insurance                                    13
                       7.2.1      Carried by Lessee                           13
                       7.2.2      Carried by Lessor                           13
              7.3    Other Matters                                            13
              7.4.   Additional Insureds                                      14
              7.5    Waiver                                                   14
              7.6    Indemnification                                          14

    8. Damage or Destruction                                                  15

              8.1    General                                                  15
              8.2    Rent Abatement                                           15

    9. Condemnation                                                           15
              9.1    Total Taking                                             15
              9.2    Partial Taking                                           15
              9.3    Award                                                    16

   10. Utilities                                                              16

   11. Assignments and Subletting                                             16

   12. Default: Breach; Remedies                                              16
              12.1   Events of Default                                        16
              12.2   Remedies                                                 17

   13. Broker's Fee                                                           17

   14. Estoppel Certificate                                                   17

   15. Severability                                                           18

   16. Notices                                                                18

   17. Waivers                                                                18

   18. Recording                                                              19

   19. Surrender                                                              19

   20. No Right to Holdover                                                   19

   21. Cumulative Remedies                                                    19

   22. Binding Effect: Choice of Law                                          19

   23. Subordination: Attornment; Non-Disturbance                             19
              23.1 General                                                    19

   24. Signage                                                                20

   25. Quiet Possession                                                       20

   26. Time of the Essence                                                    20

   27. Entire Agreement                                                       21

   28. Amendments                                                             21

                                 LEASE AGREEMENT

     THIS LEASE AGREEMENT (the "Lease") date for reference purposes only as of the 6th day of April, 1998, by and between Dunwoody Associates, a Pennsylvania limited Partnership and/or Their Assignee ("Lessor"), and Golden American Life Insurance Company, a Delaware Corporation ("Lessee").

     NOW, THEREFORE, for and in consideration of the rents, covenants and agreements herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Premises.

          1.1 Agreement to Lease. Lessor hereby leases to Lessee, and Lessee hereby leases fro Lessor that certain real property consisting of approximately 15.87 acres, including all improvements therein or to be provided by Lessor under the terms of this Lease, and commonly known as Lot G of the Glenloch Corporate Campus, West Whiteland Township, located in the County of Chester, Commonwealth of Pennsylvania and generally described as all of that certain real property and the improvements now or hereafter existing or constructed thereon, including an approximately 65,000 square foot, 3-story office building and parking on the Premises (as hereinafter defined) to be constructed by Lessor pursuant to the terms hereof, and more particularly described in Exhibit A attached hereto (the "Premises").

               1.1.1 Lessee's Proportionate Share 100% (determined by dividing the area leased by Lessee by the area of the building). Lessee shall only pay for its prorata share of Operating Expenses for space which it occupies, and common area it uses. Prorata share for exterior common areas will be based on the total square footage of buildings constructed on Lots F, G & H.

          1.2 Improvements. Lessor will construct or install the building, parking, landscaping interior improvements and all other improvements on the Premises (collectively, the "Improvements"), described in Exhibit "B". Lessor has included as part of the improvements a $25/SF of Building Interior Finish Allowance ("Allowance") in order to construct the interior finishes such as doors, walls, ceilings, flooring, electrical and HVAC distribution, etc. This Allowance is in an addition to the shell building as described in the "Three Story Shell Office Building" Project Outline Specification attached as part of Exhibit "B". If Lessee's final floor plan and finish selections cost in excess of the Allowance, Lessee shall pay directly to Lessor the additional cost. If the cost of the final floor plan and finish selections are less than the improvements as described above shall remain the property of Lessor upon lease expiration. Lessor has caused to be prepared "Plans and Specifications" for the Improvements on the Premises (preliminary copies of which are attached hereto as Exhibit "B"), which Plans and Specifications will be delivered by Lessor to Lessee in completed form on or before June 1, 1998. Interior finish plans will be completed on or before June 30, 1998. Within fifteen (15) business days after Lessee receives the Plans and Specifications from Lessor, Lessee shall either approve or disapprove the Plans and Specifications, in writing, delivered to Lessor and noting with reasonable particularity any changes or corrections therein.

     If Lessee makes any changes or corrections to the Plans and Specifications, Lessor's architect shall resubmit the revises Plans and Specifications to Lessee within fifteen (15) business days after receipt by Lessor or Lessee's changes or corrections and, thereafter Lessee shall either approve or disapprove the revised Plans and Specifications within fifteen (15) business days after Lessee's receipt of same, which approval or disapproval shall be in writing, delivered to Lessor, nothing with reasonable particularity any further changes or corrections therein. A copy of the final approved plans and specifications shall be attached hereto as Exhibit "B" and shall replace the preliminary copies attached hereto on the date of execution. All costs to Lessee, including Lessee's architect, engineers and/or consultants, in reviewing and revising the Plans and Specifications shall be the sole responsibility of Lessee. Thereafter, Lessor will complete the Improvements on or before the Commencement Date (as hereinafter defined), at Lessor;'s sole cost and expense, except as otherwise expressly provided in this Lease, in accordance with the approved Plans and Specifications. Upon written request from Lessee, Lessor shall be responsible for and promptly make any and all repairs to the Improvements necessitated by any defective workmanship or materials which occur during the Term. Lessor shall maintain and enforce any warranties and/or guarantees from Lessor's general contractor, subcontractor and/or materialmen in connection with the construction of the Improvements throughout the Term of the Lease.

          1.3 Intentionally Omitted.

          1.4 Condition. Lessor shall deliver the Improvements to Lessee broom clean and free of debris on the Commencement Date and warrants that the electrical, plumbing, fire sprinkler, lighting, heating, ventilating and air conditioning systems ("HVAC"), loading doors, if any, and all other such elements in the Improvements provided by Lessor, other than those constructed by Lessee, shall be in new operating condition on said date and that the structural elements of the roof, bearing walls and foundation of the Building shall be free of material defects. If Lessee determines that a non-compliance with said warranty exists, Lessor shall, as Lessor's sole obligation with respect to such matter, except as otherwise provided in this Lease, promptly after receipt of written notice from Lessee setting forth with specificity the nature and extent of non-compliance, rectify the same at Lessors's expense.

          1.5 Lessor's Compliance Lessor represents and warrants to Lessee that the Improvements in and on the Premises shall comply with all applicable laws, covenants, restrictions of record, building codes, regulations and ordinances in effect on the Commencement Date, including the Americans with Disabilities Act. Said warranty also applies to the use to which Lessee will put the Premises as described in Paragraph 4.1 herein. If the Premises do not comply with said representation and warranty, Lessor shall, except as otherwise provided in this Lease, promptly after receipt of written notice from Lessee setting forth with specificity the nature and extent of such non-compliance, rectify the same at Lessor's expense.

          1.6 Option to Expand Lessor hereby grants to Lessee the sole option to expand the Building on the Premises (the "Expansion Option") up to a maximum of an additional 60,000 square feet (as delineated as "Expansion Area" on Exhibit B). Lessee may exercise the Expansion Option anytime prior to June 30, 1999 by providing written notice to Lessor which notice indicates the approximate number of square feet of the expansion. Lessee shall have the option of expanding the building by a minimum of 20,000 square feet and a maximum of 60,000 square feet. If Lessee desires to expand less than 60,000 square feet of Expansion Space, Lessor, at Lessor's option, shall be permitted to construct the entire 60,000 square foot expansion area, and lease the balance of the expansion area to other tenants, thereby making the building a multi-tenant building. If the building is multi-tenanted, Lessee's operating expenses shall be prorated based on square footage leased by each Tenant. If the building is multi-tenanted, Lessor agrees that all other Tenants will use the Premises primarily as general office use, as described in Paragraph 4.1.

     All building expansions will include a $25/SF Lessee Improvement Allowance, which Allowance shall be used exclusively for the construction of interior finishes, including, but not limited to, wiring, phone equipment, security systems, etc., in the Expansion Area. No additional lobby area will be included in the Building Expansion. One elevator and additional bathroom fixtures in a quantity not to exceed 50% of the existing bathroom fixtures will be included in the Base Building Expansion. Base rent on the building expansion will be calculated based on the following formula:


     $15.25/SF x   Ten year treasury rate on date of financing of the expansion  +  175 basis points
                   Ten year treasury rate on date of initial financing           +  175 basis points

               x   square foot of Building Expansion occupied by Lessee

     Expansion space base rent shall escalate at the same percentage increases as the base lease.

     In the event Lessee exercises its right to expand, the lease term shall be reset to a new ten (10) year lease term commencing on the Commencement Date as defined in Section 2.1(ii) herein.

          2. Original Term The Original Term of this Lease shall commence on the Commencement Date and continue for a period of ten (10) years. The "Commencement Date" of the Original Term shall be later to occur of (i) December 31, 1998, or (ii) the date upon which Lessor "substantially completes" the Improvement in the Premises (for which date Lessee) shall receive thirty (30) days prior written notice). The term "Substantial Completion Date" shall be the date on which all of the following have first occurred: (A) the Improvements are available for Lessee's uninterrupted use and occupancy with a minimum of Lessor interference, except for Lessor's completion of any minor work (e. g. "punch-list items) and (B) the Improvements have passed final inspection by the applicable local government authority in accordance with applicable law and a certificate of occupancy. Upon Lessee's submission of a written list of punch-list items, at Lessor's sole cost and expense, as detailed in Paragraph 2.4, within thirty (30) days after the Commencement Date, subject to Paragraphs 2.4 and
     2.5 below.

          2.2 Delay in Possession. In the event Lessee is unable to take possession of the Improvements within 45 days of December 31, 1998 as a result of Lessor's failure to deliver the substantially completed improvements (other than as a result of changes required by Lessee which result in delays). Lessee shall be entitled to two (2) days of free Base

     Rent for each day substantial completion is delayed. In the event Lessee is unable to take possession of the Improvements within ninety (90) days of December 31, 1998 as a result of Lessor's failure to deliver the substantially completed improvements (other than as a result of Changes required by Lessee which result in delays), Lessee shall have the right to terminate this Lease without further obligation to Lessor.

          2.3 Confirmation of Lease Prior to or on the Commencement Date, Lessor and Lessee shall execute the Confirmation of Lease Agreement (the "Confirmation Agreement"), whereby Lessor and Lessee confirm, in writing, the Commencement Date, the Expiration Date, the monthly Base Rent payable by Lessee for the Original Term, and the final square footage of the Building, to be certified by an Architect in accordance with the method of measuring square footage used on the final plans attached as Exhibit "B", which is, actual floor areas shall be measured from the outside face of exterior walls, and in the event of multi-tenancy, floor areas will be measured to the middle of any demising walls between Tenants. The form of the Confirmation Agreement is attached hereto as Exhibit "E".

          2.4 Changes If Lessee requests any change, addition or alternation to the Plans and Specifications, or the Plans, after Lessee's approval of same or during Lessor's construction and completion of the Improvements (collectively, "Changes"), Lessor shall promptly give Lessee an estimate of the costs of such Changes and the resulting delay, if any, in completion of the Improvements. Within five (5) business days after Lessee's receipt of such written estimate from Lessor, Lessee shall give Lessor written notice indicating whether or not Lessee elects to proceed with any such Changes. If Lessee elects to proceed with such Changes and if Lessor has reasonably approved such Changes, Lessor will make such Changes. If Lessee elects not to proceed with such Changes or fails to timely notify Lessor of Lessee' election, Lessor shall complete the Improvements in the Premises without making such Changes. Lessor shall not be responsible, in any manner whatsoever, for any delay caused by Lessee's request for the construction of such Changes.

          2.5 Fore Majeure If the performance by Lessor of any act required herein or elsewhere in the Lease is prevented or delayed by reason of strikes, lock-outs, labor disputes, acts of God, fires, floods, earthquakes, epidemics, freight embargoes, unforeseeable unavailability of materials and supplies, or any other cause beyond Lessor's reasonable control, Lessor shall be excused from performance for the time period of the prevention or delay, and the Commencement Date (if the Commencement Date has not already occurred and the delay in Lessor's performance relates directly to the construction and completion of the Improvements), shall also be extended for the period of time of the prevention or delay. Notwithstanding anything to the contrary set forth in the Lease, Lessor shall use its best efforts to avoid and/or mitigate any such force majeure delays, other than Lessor's use of overtime or week-end work, special deliveries of materials, or other extra efforts, unless approved by Lessee. If such delays extend for a period of ninety (90) days beyond December 31, 1998, Lessee shall have the right to terminate lease.

          2.6 Lessee Delays To the extent that the Commencment Date has not occurred because Lessor was delayed in Lessor' substantial completion of the Improvements as a result of any of the following (collectively, "Lessee Delays"): (i) Lessee's failure to complete any material item on or before the due date, which is responsibility of Lessee to complete; (ii) Lessee's request for Changes or Lessor's construction of any such Changes; (iii) Lessee's request for materials, finishes, or installations other than those described in the Plans and Specifications and/or Plans: (v) any act or failure to act by Lessee or its employees, agents, architects, independent contractors, consultants and/or any other person performing or required to perform services on behalf of Lessee, then as soon as reasonably possible, but in no event more than fourteen (14) days after the occurrence or start of any Lessee Delays, Lessor shall notify Lessee, in writing, of any Lessee Delays. If Lessor properly notifies Lessee hereunder of any Lessee Delays that have previously been accepted in writing by Lessee, the Commencement Date shall be adjusted by the net number of days so delayed (determined on a critical path basis).

          2.7 Options to Extend. Provided that there is not material default by Lessee thereunder at the time of any "Option Notice" (as hereinafter defined) or the commencement date of any Option Term, Lessor hereby grants to Lessee two (2) consecutive Options to renew the Lease for a period of five (5) years (each an "Option Term" or, collectively the "Option Terms"). An Option must be exercised, if at all, by written notice delivered by Lessee to Lessor (the "Option Notice") but not later than six (6) months, prior to the end of the Original Term or any subsequent Option term. Provided Lessee has timely delivered the applicable Option Notice, the Original Term and any subsequent Option Term, as and if applicable, shall be extended by an Option Term, and all of the terms, covenants and conditions, of this Lease shall remain unmodified and in full force and effect, except that the Base Rent payable for the Premises during an Option Term shall be determined in accordance with Paragraph 3 below.

          2.8. Early Occupancy. Lessor will use good faith efforts to allow Lessee to take possession of the Leased Premises on December 1, 1998, for fixturing, writing and installation of computer/phone equipment purposes. Lessor shall allow Lessee's wiring contractor immediate access to the building, to be coordinated with General Contractor. Lessee agrees to coordinate its such work with the work of Lessor such that Lessee's work does not interfere with or delay Lessor's work; provided, however, that neither Lessor nor any of Lessor's affiliates shall have any responsibility or liability whatsoever for any injury (including death) to persons or loss or damage to any of Lessee's leasehold improvements, fixtures, equipment or any other materials installed or left in the Leased Premises prior to the Commencement Date. All of the terms and conditions of this Lease will become effective upon Lessee taking possession of the Leased Premises except for the payment of Base Rent and Additional Rent which will commence on the Commencement Date.

          3. Rent.

          3.1 Base Rent. All monetary obligations of Lessee to Lessor under the terms of this Lease are deemed to be rent ("Rent"). Lessee's financial obligations pursuant to this Lease, not including Base Rent, are deemed to be "Additional Rent".

          3.2 Payment. Lessee shall cause payment of Rent to be received by Lessor in lawful money of the United States, without offset or deduction, o or before the day on which it is due. Rent for any period during the term of hereof which is for less than one (1) full calendar month shall be pro-rated based upon the actual number of days of said month. Payment of

     Rent shall be made tot Lessor at its address noted herein or to such other persons or place as Lessor may from time to time designate in writing. Acceptance of a payment which is less than the amount then due shall not be a waiver of Lessor's rights to the balance of such Rent, regardless of Lessor's endorsement of any check so stating.

          3.3 Initial Calculation of Base Rent. The monthly Base Rent of the Original Term shall be as follows: (However, Annual Base Rent shall be finally determined by multiplying the certified square footage, as described in Paragraph 2.3 by $15.25/SF for months 1 - 60, $16.50/SF for months 61 - 120, $18.15/SF for months 121 - 180 and $20.00/SF for months 181 - 240.).

                  Months 1 - 6-       $82,604.17/Month
                  Months 61 - 120     $89,375.00/Month

          3.4 Increases in Base Rent. The monthly Base Rent payable by Lessee for any Option Term, shall be as follows, subject to certified square footage as detailed in Paragraph 2.3 and rates per square foot as detailed in Paragraph 3.3.:

                  Months 121 - 180    $98,312.50/Month
                  Months 181 - 240    $108,333.33/Month

          3.5 Operating Expense Allowance. $22,208/month ($4.10/SF) or such other initial amount calculated by multiplying the certified square footage, as described in Paragraph 2.3, by $4.10/SF subject to adjustment as set forth in Paragraph 3.6 and detailed in Exhibit "F", shall be paid by Lessee as defined in Paragraph 3.6.

          3.6 Operating Expense Adjustments

          (A) Operating Expense. Lessee shall pay to Lessor the Operating Expense Allowance in equal monthly installments, the first of which shall be payable upon Commencement Date of this Lease. If the Term commences other than on the first day of the calendar month, then the Operating Expense Allowance for the first calendar month of the Term shall be adjusted proportionately.

          If Lessor's Operating Expense for any Operating Year shall be greater or less than the Operating Expense Allowance, Lessee shall pay to Lessor as additional rent an amount equal to Lessee's Proportionate Share of the difference, or if Lessor's Operating Expenses for any operating year shall be less than the Operating Expenses Allowance, Lessor shall credit to Lessee's succeeding months Operating Expenses Allowance an amount equal to Lessee's Proportionate Share of the difference (the amount of Lessee's Proportionate Share of such difference is hereinafter referred to as the "Operating Expense Adjustment"). If Lessee occupies the Premises or portion thereof for less than a full Operating Year, the Operating Expense Adjustment will be calculated in proportion to the Amount of time in such Operating Year that Lessee occupied the Premises.

          Such Additional Rent shall be paid in the following manner: within 120 days following the end of the first and each succeeding Operating year, Lessor shall furnish Lessee an Operating Expense Statement certified as true and correct setting forth (i) the Operating Expense for the preceding Operating Year, (ii) the Operating Expense Allowance and (iii) Lessee's Operating Expense Adjustment for such Operating Year. Within thirty (30) days following the receipt of such Operating Expense Statement (the "Expense Adjustment Date"), Lessee shall pay to Lessor as Additional Rent the Operating Expense Adjustment for such Operating Year. Lessee with reasonable notice to Lessor, shall have the right to audit such Operating Expense records. If Lessee's audit results in an irreconcilable dispute concerning such Operating Expense Adjustments, Lessee and Lessor shall agree on an independent Auditor to resolve each dispute.

          Commencing with the first month of the second Operating Year, Lessee shall pay to Lessor, in addition to the Operating Expense Allowance, on account of the Operating Expense Adjustment for such Operating Year, monthly installments in advance equal to one-twelfth (1/12) of the estimated Operating Expense Adjustment for such Operating Year.

          As used in this Section 6(A) and Section 1 where applicable, the following words and terms shall be defined as hereinafter set forth:

          (i) "Operating Year" shall mean each calendar year occurring during the Term. If Lessee's occupancy of the Premises is for less than a full calendar year, Lessor will prorate the Operating Expenses.

          (ii) "Operating Expense Allowance" shall mean a statement in writing signed by Lessor, or Lessor's Managing Agent, setting forth in reasonable detail (a) the Operating Expense for the preceding Operating Year, (b) the Operating Expense Allowance, and (c) the Lessee's Operating Expense Adjustment for such Operating Year, or portion hereof. The Operating Expense for each Operating Year shall be available for inspection by Lessee at Lessor's office during normal business hours. Operating expenses are as follows:

          (a) Real Estate taxes and other taxes or charges levied in lieu of such taxes, general and special public assessments, charges imposed by any governmental authority pursuant to anti-pollution or environmental legislation, taxes on the rentals of the Building or the use, occupancy or renting of space herein;

          (b) Premiums and fess for fire and extended coverage insurance, insurance against loss or rentals for space in the Building and public liability insurance, all in amounts and coverages (with additional policies against additional risks) as may be reasonably required by Lessor or the holder of any mortgage on the Building, and as further defined by Paragraph 7 herein;

          (c) Water and sewer service charges, and common are electric charges.

          (d) Maintenance and repair costs, repairs and replacements of supplies and equipment snow removal and paving, lawn and general grounds upkeep, maintenance and repair, and the costs of all labor, material and supplies incidental thereto, excluding any costs associated with Lessor's warranty items;

          (e) Such industry standard, wages, salaries, fees and other compensation and payments and payroll taxes and contribution to any social security, unemployment insurance, welfare, pension or similar fund and payments for other fringe benefits required by law, union agreement or otherwise made to or on behalf of all employees of Lessor performing services rendered in connection with the operation and maintenance of the Building and/or Land, including, without limitation, payments made directly to or through independent contractors or performance of such services; If Lessee is not satisfied with workmanship and/or cost, Lessee shall have the option to cause Lessor to contract with another contractor.

          (f) Management fees payable to the managing agent for the Building, not to exceed two percent (2%) of Base Rent;

          (g) Assessments paid by Lessor, not to exceed $.10'SF of building, for the repair maintenance and upkeep of common facilities located in the Business Park, any assessments shall reflect actual costs and such costs shall be consistent with those costs incurred on the other lots in the Glenloch Corporate Campus; and

          (h) Any all other expenditures of Lessor incurred in connection with the operation, repair or maintenance of the Premises, and the Building or the Land which are properly expensed in accordance with generally accepted accounting principles consistently applied in the operation, maintenance and repair of a first-class office building facility.

          (i) Janitorial services, five (5) days per week including trash removal.

          The term "Operating Expenses" shall not include depreciation of the Building or equipment therein, interest, net income, franchise or capital stock taxes payable to landlord executive salaries, real estate brokers, commissions or the costs of services provided specially for any particular tenant at such tenant's expense and not uniformly available to all tenants of the Building and Property.

          (B) During the calendar year in which the Term ends, Lessor shall have the right to submit to Lessee a statement of Lessor's reasonable estimate of the Operating Expense Adjustment during the period (the "final period") beginning on the first day of the final Operating Year of the Term. Within thirty (30) days of the expiration of term, Lessor shall reconcile Estimated Operating Expenses against Actual Operating Expenses. Final audit procedures shall apply as in Paragraph 3.6. Lessee shall pay to Lessor any deficiency, or as the case may be, Lessor shall refund to Lessee any overpayment occasioned by Lessee's payment of the aforesaid estimate.

          3.7 Taxes.

               3.7.1 Personal Property Taxes. Lessee shall pay, prior to delinquency, all taxes assessed against and levied upon all personal property of Lessee. When possible, Lessee shall cause such property to be assessed and billed separately from the real property of Lessor. If any of Lessee's said personal property shall be assessed with Lessor's real property, Lessee shall pay Lessor the taxes attributable to Lessee's property within thirty (30) days after receipt of a written statement.

               3.7.2 Right to Contest Taxes. Lessee will have the right to contest the amount or validity, in whole or in part, of any Tax by appropriate proceedings diligently conducted in good faith. Upon the termination of those proceedings, Lessee will pay its share of the Tax or part of the Tax as finally determined, the payment of which may have been deferred during the prosecution of the proceedings, together with any costs, fees, interest, penalties, or other related liabilities. Lessor will not be required to join in any contest or proceedings unless the provisions of any law or regulations then in effect require that the proceedings be brought by or in the name of Lessor. In that event, Lessor will join in the proceedings or permit them to be brought in its name; provided that Lessor will not be subjected to any liability for the payment of any costs or expenses in connection with any contest or proceedings, and Lessee will indemnify and hold Lessor harmless from nay of such costs or expenses.

          4. Use.

          4.1 Permitted Use. Lessee shall use the Premises for the installation, operation and maintenance of General Office Space and such other lawful purposes deemed necessary by Lessee.

          4.2 Fixtures Alterations. Lessee shall have the right to install trade fixtures, office machinery and equipment, make such alterations, improvements or additions to the Premises as deemed necessary by Lessee to the operation of its business, provided that the same do not impair the structural integrity of the Building. Lessee shall retain ownership of all such trade fixtures, office machinery and equipment and shall remove the same upon expiration or termination of this Lease. Lessee with Lessor's prior written consent, not to be unreasonably withheld, shall have the right to construct, at Lessee's sole cost, additional private officers and conference rooms, or other such improvements ("Additional Improvements") within the Premises. Such additional improvements shall become the property of Lessor upon expiration of lease and Lessee shall not be responsible for removing same, unless otherwise agreed upon by Lessor and Lessee at the time Lessor/s written consent is requested. Lessee shall repair the Premises and the Building to as good a condition as existed prior to such removal, normal wear and tear excepted.

          4.3 Lessee's Compliance. Lessee will not use or occupy, or permit any portion of the Premises to be used or occupied in violation of any law, ordinance, order, rule, regulation, certificate of occupancy or other governmental requirement. Lessee will comply with all laws, ordinances, orders, rules, regulations, and other governmental requirements relating to the use, condition, or occupancy of the Premises, and all rules, orders, regulations, and requirements of the board of fire underwriters or insurance service office, or any other similar body, having jurisdiction over the Premises or any portion thereof. Nothing in the foregoing shall require Lessee to perform any work or make any improvements or repairs which the Lessor is required to make pursuant to other provisions of this Lease. Lessor warrants that Lessee's intended use, as detailed in Paragraph 4.1, complies with the regulations of all Governmental Authority and Lessor's insurers of the Premises.

          4.4 Lessor's Access. Lessor, its designated agents, employees and contractors may enter the Premises at any time in response to an emergency, and otherwise during normal business hours with reasonable notice to Lessee and at all time accompanied by Lessee's designated representative to inspect the Premises, to supply any services which is the Lease requires Lessor to provide or to make repairs which this Lease requires Lessor to make; provided, however, all work will be done as promptly as is reasonably practicable with Lessor's best effort to minimize disruption to Lessee's business. No entry into the Premises by Lessor during an emergency by any means shall be a forcible or unlawful entry into the Premises or a detainer of the Premises or an eviction, actual or constructive, of Lessee from the Premises, or any part of the Premises, nor will any entry entitle Lessee to damages or an abatement of Rent or other charges which this Lease requires Lessee to pay: provided, however, that other than during an emergency Lessor shall be liable for damages to property and injury to persons caused by Lessor's negligence or willful misconduct, or that of its agents, employees or contractors.

          5. Hazardous Substances.

          5.1 Hazardous Substance Defined. The term "Hazardous Substance" as used in this Lease shall mean any product, substance or waste which is classified as such by any federal or state agency or authority having jurisdiction over such matters.

          5.2 Lessor Indemnification. Lessor and its successors and assigns shall indemnify, defend, reimburse and hold Lessee, its officers, directors, employees, agents, subcontracts and affiliates, harmless from and against any and all environmental damages, liabilities, judgments, claims, expenses, penalties, and attorneys and consultant fees arising as a result of hazardous substances on the Premises prior to the Commencement Date, and during the term of the lease, except of acts by Lessee, it's employees, agents and subcontractors, that cause any environmental damage, liabilities, claims, expenses and penalties, of which are caused by the negligence, or intentional acts of Lessor, its agents or employees. Lessor's indemnification obligation shall include, but not limited to, cost of investigation, removal, remediation, restoration and/or abatement and shall survive the expiration or termination of this Lease.

          5.3. Lessee Indemnification. Lessee shall indemnify, defend and hold Lessor, its agents, employees and lenders, if any, harmless from and against any and all environmental damages, liabilities, judgments, claims, expenses, penalties , and attorneys and consultant fees arising out or of involving any hazardous substance proven to be brought onto the Premises by Lessee (provided, however, that Lessee shall have no liability under this Lease with respect to underground migration of any hazardous substance onto the Premises from adjacent properties, unless caused by Lessee). Lessee's indemnification obligations shall survive the expiration or termination of this Lease.

          6. Maintenance

          6.2 Lessor's Obligations. Lessor shall, in addition to its warranty obligations, at Lessor's sole cost and expense, be responsible for the repair and maintenance, in good order and condition, of the exterior structural bearing walls, foundation, and roof and roof membrane of the Building located on the Premises, along with repairing any soil subsistence under the parking lot located on the Premises. Notwithstanding anything to the contrary set forth in this Lease, if Lessee delivers written notice to the Lessor of the need for repairs and/or maintenance to the Premises which are Lessor's obligation, but Lessor fails to undertake such repairs and/or maintenance within fifteen (15) days after receipt of such written notice, then Lessee may proceed to undertake such repairs and/or maintenance upon the delivery of an additional written notice to Lessor (and to Lessor's lender, if Lessee is notified in writing in advance that such additional notice is required) specifying that Lessee is undertaking such action and Lessee shall be entitled to reimbursement of Lessee's actual costs and expenses in taking action. In the event Lessee undertakes such repairs and/or maintenance, then Lessee shall use only general contractors and subcontractors who are licensed and insured in the Commonwealth of Pennsylvania.

          6.3 No Liens. Lessee shall not, in the making of any repair, alterations, improvements or additions to the Premises or Building, suffer or permit any lien to be filed against the Premises or Building or any part thereof and if any such lien shall be filed, Lessee shall cause it to be discharged within sixty (60) days.

          6.4. No Other Services by Lessor. Lessor shall not be required to render any services to Lessee or to make any repairs or replacements to the Premises, except as provided in Section 3, 8, 11 and 12 hereto. Without limiting the generality of the foregoing, it is specifically understood and agreed that Lessee shall be solely responsible for all charges for the following services used, rendered or supplied to, upon or in connection with the Premises throughout the Term: telephone and/or communication services, security system or services, utilities, Lessor shall, at its expense, provide separate metering of utilities.

          7. Insurance, Indemnification.

          7.1  Payment  for  Insurance.  Lessee  shall  pay for  all  insurances required under this Paragraph, except to the extent of the cost attributable to liability insurance carried by Lessor under Paragraph 7.2.2 in excess of Two Million Dollars ($2,000,000.00) per occurrence. Premiums for policy periods commencing prior to or extending beyond the Original Term (or any Option Term), shall be pro-rated to correspond to the Original Term (or any Option Term). Payment shall be made by Lessee to Lessor as part of the Operating Expense Allowance.

               7.2.1 Carried by Lessee. Lessee shall, at its sole expense, obtain and keep in force during the Original Term (and any Option
          Term) of this Lease: (a) commercial general liability insurance with a combined single limit of not less than Two Million Dollars ($2,000,000.00) on an occurrence basis protection Lessee and Lessor (as an additional insured) against claims for bodily injury and property damage arising out of the use and occupancy of the Premises by Lessee.

               7.2.2 Carried by Lessor. Lessor shall obtain and keep in force during the Term "all-risk" coverage insurance (including Loss of Rent insurance for a minimum of twelve months) naming Lessor and such other parties as Lessor may designate as additional insured's with respect to the Building and Improvements now or hereafter located on the

          Premises. The amount of such insurance shall be equal to 100% of the full insurable value of the Building and Improvements, with such deductible clause as shall be reasonably determined by Lessor (at Lease commencement deductible will be $2,500.00). Lessor shall also carry Lessor's Liability Coverage in single policy inclusive of all alterations thereof limits of not less than Two Million Dollars ($2,000,000.00) for personal injury and One Hundred Thousands ($100,000,000.00) for property damage for the office building's common areas. Lessee covenants and agrees to pay Lessor, as additional rent, all costs for such insurance incurred by Lessor with respect to the Premises during the Term (and any Option Term) to be included in the Operating Expense Allowance pursuant to Paragraph 3.5 herein. If any portion of the Premises lies in the flood plain, Lessor shall, at its sole expense, obtain and keep in force during the Term a flood plain insurance policy (or an endorsement to its all-risk policy) equal to 100% of the full insurable value of the Building and Improvements. Lessor shall be responsible for payment of any deductible.

          7.3 Other Matters. All insurance required under this Paragraph 7 and all renewals thereof will be issued by companies authorized to transact business in the Commonwealth of Pennsylvania. All insurance policies will expressly provide that the policies will not be canceled or altered without thirty (30) days prior written notice to Lessor. Lessee may satisfy its insurance obligations by appropriate of its blanket insurance policies.

          7.4 Additional Insureds. All policies of liability insurance that Lessee is obligated to maintain according to this Lease or in accordance with law (other than any policy of workmen's compensation insurance) will name Lessor as an additional insured. All public liability, property damage liability, and casualty policies maintained by Lessee will be primarily polices, and not contributing with and not in excess of coverage that Lessor may carry.

          7.5 Waiver. Lessor and Lessee hereby waive all rights to recover against each other, or against the officers, directors, shareholders, partners, joint ventures, employees, agents, customers, invitees, or business visitors of each of theirs or of any other Lessee or occupant of the building, for any loss or damage arising from any cause covered by any insurance required to be carried by each of them pursuant to this Paragraph 7 or any other insurance actually carried by each of them. Lessor and Lessee will cause their respective insurers to issue appropriate waivers or subrogation endorsements to all policies of insurance carried in connection with the Premises or the contents of either of them.

          7.6 Indemnification. Lessee hereby agrees to indemnify, protect, defend and hold harmless Lessor from and against any and all claims, loss of rents, damages, judgments, penalties, costs (including reasonable attorney's fee), and liabilities (collectively, the "Claims") arising out of the occupancy of the Premises by Lessee the conduct of Lessee's business therein., or any gross neglect of Lessee or Lessee's agents, contractors, employees or invitees. Notwithstanding the foregoing indemnification obligations of Lessee, Lessee shall not be required to indemnify and hold Lessor harmless for any Claims resulting from the negligence and/or willful misconduct or Lessor or Lessor's agents, contractors, employees or invitees and Lessor hereby indemnifies and holds Lessee harmless from any such Claims, excluding consequential damages. Lessor hereby indemnifies and holds Lessee harmless from any loss or damage to any person on the Premises to the extent that such loss or damage is covered by Lessor's insurance (or would have been covered had such insurance been obtained and maintained by Lessor) even if resulting from the negligence and/or willful misconduct of Lessee or Lessee's agents, contractors or employees. Similarly, Lessee hereby indemnifies and holds Lessor harmless from any loss or damage to the extent such loss or damage is covered by Lessee's insurance (or would have been covered had such insurance been obtained and maintained by Lessee), even if resulting from the negligence and/or willful misconduct of Lessor or Lessor's agents, contractors or employees. The agreements of Lessor and Lessee to indemnify and hold each other harmless are not intended to and shall not relieve any insurance carrier or carriers of their obligations under insurance policies carried by Lessor or Lessee, respectively, under the Lease.

          8. Damage or Destruction

          8.1 General. If the Premises are damaged or destroyed by reason of fire or any other casualty, Lessee shall immediately notify Lessor and Lessor shall promptly repair or restore the Premises (including Lessee improvements) at Lessor's expense, so as to make the Premises at least equal in value to the Premises existing immediately prior to the occurrence and as nearly similar to it in character as is practicable and reasonable. Notwithstanding the foregoing, if Lessor is unable to complete the repairs or restoration of the Premises within 180 days of the date of damage or destruction, either Lessor or Lessee may elect to terminate this Lease upon thirty (30) days notice, such termination to be effective as of the date of casualty. If the Premises are damaged or destroyed during the final two (2) years of the Original Term or final year of any Option Term, Lessor or Lessee may terminate this Lease upon written notice.

          8.2 Rent Abatement. Lessee's obligations with respect to Rent will abate pending the repairs to or the restoration of the Premises, but not longer than the coverage period for the Loss or Rent insurance coverage.

          9. Condemnation.

          9.1 Total Taking. If, by exercise of the right of eminent domain or by conveyance made in response to the threat of the exercise of such right (in either case a "Taking"), all of the Premises are taken, or if so much of the Premises are taken that the Premises could not be used by Lessee for the purposes for which they were used immediately before the Taking, this Lease shall end upon the earlier of the vesting of title to the Premises in the condemning authority or the taking of possession of the Premises by the condemning authority (in either case the "Ending Date").

          9.2 Partial Taking. If, after a Taking, so much of the Premises remains that, in Lessee's reasonable estimation, the Premises ca be used for substantially the same purposes for which they were used immediately prior to the Taking: (i) this Lease will end on the Ending Date as to the part of the Premises which is taken; (ii) prepaid Rent will be appropriately allocated to the part of the Premises which is taken and prorated to the Ending Date; (iii) beginning on the day after the Ending Date, Rent for so much of the Premises as remains will be reduced in the proportion of the floor area of the building remaining after the Taking to the floor area of the building before the Taking; and (iv) at its cost, Lessor will restore so much of the Premises as remains to a sound architectural unit substantially suitable for the purposes for which it was used immediately prior to the Taking.

          9.3 Award. All awards from any Taking shall be allocated between Lessor and Lessee in accordance with applicable law. Unless prohibited by applicable law, Lessee may prosecute its own claim by separate proceedings against the condemning authority for damages legally due to it (such as the loss of fixtures which Lessee was entitled to remove and moving expenses).

          10. Utilities. Lessee will contract in their own name for and pay the appropriate suppliers for all gas, electricity, lights, heat, telephone, power, and other utilities, except water and sewer and communications services delivered to the Premises by such suppliers during the Term, whether or not the services are billed directly to Lessee. If building becomes multi-tenanted, utilities used for common areas, if not separately metered, will be provided.

          11. Assignments and Subletting. Lessee shall not assign or sublet all or part of Lessee's interest in this Lease without Lessor's written consent which shall not be unreasonably withheld. In connection with any proposed assignment of the Lease or sublease of all or any portion of the Premises, Lessee shall deliver to Lessor, for Lessor's review and written approval, all such information concerning the proposed assignee or sublease as Lessor may reasonably request. Notwithstanding the foregoing, Lessee may assign the Lease at any time, or sublease all or any part of the Premises, upon prior written notice to Lessor but without Lessor's prior written consent, to any entity which acquires not less than fifty-one percent (51%) of Lessee's assets or stock, or is merged or consolidated with Lessee, or which controls, is controlled by or is under common control with, Lessee (collectively, an "Affiliate"), so long as such Affiliate conclusively agrees, in writing delivered to Lessor prior to the effective date of the assignment, to assume all of Lessee's obligations under the Lease.

          12. Default; Breach; Remedies.

          12.1 Events of Default. The following occurrences each shall constitute an "Event of Default" hereunder: (i) if Lessee defaults in payment of Rent, and such default continues for a period of ten (10) days after written notice to Lessee; (ii) if Lessee abandons the Premises without payment of rent; (iii) if this Lease or the Premises or any part of the Premises is taken upon execution or by other process of law directed against Lessee, or is taken upon or subjected to any attachments by any creditor of Lessee or claimant against Lessee, and the attachment is not discharged within ninety (90) days after its levy; (iv) If Lessee files a petition in bankruptcy or insolvency or for reorganization or arrangement under the bankruptcy laws of the United States or under any insolvency act of any state, or is dissolved, or makes an assignment for the benefit of creditors: (v) if an involuntary proceeding under any bankruptcy law or insolvency act or for the dissolution of Lessee are instituted against Lessee, or a receiver or trustee is appointed for all substantially all of Lessee's property, and such proceeding is not dismissed or the receivership or trusteeship is not vacated within ninety (90) days after institution or appointment: or (vi) if Lessee defaults in the performance or observance of any other material term, covenant, or condition under this Lease and Lessee fails to cure such default within thirty (30) days after written notice to Lessee (of, if such default is incapable of being cured within such thirty (30) day period, Lessee fails to commence curing such default within such thirty (30) day period).

          12.2 Remedies. If any one or more events of default set forth in Paragraph 12.1 occurs, then Lessor may give Lessee written notice of its intention to terminate this Lease, whereupon Lessee's right to possession of the Premises will cease and this Lease will be terminated as of the date fixed in the notice. If this Lease is terminated pursuant to the provisions of this Paragraph 12.2, Lessee will be liable to Lessor for damages in an amount equal to the Rent and all other sums that would been owing by Lessee under this Lease for the balance of the then current Term if this Lease had not been terminated, less the net proceeds, if any, of any reletting of the Premises by Lessor subsequent to the termination. Lessor will be entitled to collect damages from Lessee monthly on the days on which the Rent and other amounts would have been payable under this Lease had not been terminated. In the event this Lease is terminated as set forth herein, Lessor shall use commercially reasonable efforts to relet the Premises in order to mitigate Lessees' damages.

          13. Broker's Fee. Lessor and Lessee each hereby represent and warrant to the other that, other than The Flynn Company, on behalf of Lessor, neither has dealt with any broker or agent in connection with the Lease or its negotiation. Lessee hereby agrees do indemnify, defend and hold Lessor harmless from and against any and all costs, expenses and liabilities (including actual attorney's fees and costs, and court costs)for any compensation, commission or fees claimed by any broker or agent (other than The Flynn Company) in connection with the Lease or its negotiation based upon any act of Lessee. Lessor hereby agrees to indemnify, defend an hold Lessee harmless from and against any and all costs, expenses and liabilities (including actual attorney's fees and costs, and court costs) for any compensation, commission or fees claimed by any broker or agent (other than t The Flynn company) in connection with the Lease or its negotiation based upon any act of Lessor.

          14. Estoppel Certificate. Within no more than twenty (20) days after written request by Lessor, Lessee will, at no cost to Lessor, execute, acknowledge, and deliver to Lessor, to the extent such statement is true and correct, a certificate stating: (i) that this Lease is unmodified and in full force and effect, or if the Lease is modified, the nature of such modification accompanied by a copy of any modification agreement; (ii) the date to which rental and other sums payable under this Lease have been paid; (iii) that Lessee has accepted and occupied the Premises; (iv) that Lessee has no claim or offset against Lessor, or, if it does, stating the nature of such claim or offset; and (v) other matters as may be reasonably requested by Lessor and acceptable to Lessee. Any certificate may be relied upon by any prospective purchaser of the Premises and any prospective mortgagee or beneficiary under any deed of trust or mortgage encumbering the Premises.

          15. Severability. The invalidity of any provision of this Lease, as determined by a court or government agency of competent jurisdiction, shall in no way affect the validity of any other provision hereof.

          16. Notices. Any notice, request, demand, consent, approval, or other communication required or permitted under this Lease shall be in writing and shall be deemed to have been given (i) when personally delivered by courier (or by guaranteed overnight delivery service), (iii) when served pursuant to the Federal Rules of Civil Procedure, or (iii) on the day, as determined by the postmark, it is deposited in any depository regularly maintained by the United States postal services, postage prepaid, certified or registered mail ,return receipt requested, addressed to or
     (iv) via telefax:

          Lessor:                  Dunwoody Associates
                                   55 Country Club Drive
                                   Downingtown, PA 19355-3062
                                   ATTN: Jack R. Loew

          Lessee:                  Mr. Myles Tasman
                                   Golden American Life Insurance Company
                                   1001 Jefferson Street
                                   Suite 400
                                   Wilmington, DE 19801

          With a copy to:          Mr. Ben Chernow
                                   Golden American Life Insurance Company
                                   1001 Jefferson Street
                                   Suite 400
                                   Wilmington, DE 19801

     Either Lessor or Lessee may change its address or addressee by giving prior written notice according this Paragraph.

          17. Waivers. No waiver of any condition or agreement in this Lease by either Lessor or Lessee will imply or constitute a further waiver by such party of the same or any other condition or agreement. If this Lease is assigned, of if the Premises or any part of the Premises are sublet or occupied by anyone other than Lessee, Lessor may collect Rent from the assignee, sublessee, or occupant as Lessee.

          18. Recording. Either Lessor or Lessee shall, upon request of the other, execute, acknowledge and deliver to the other a short form memorandum of this Lease for recording purposes. The party requesting recordation shall be responsible for payment of any fees applicable thereto.

          19. Surrender. Lessee shall, upon expiration or termination of this Lease, promptly surrender the Premises in good order and condition, normal wear and tear excepted.

          20. No right to Holdover. If Lessee fails to surrender the Premises upon the expiration or earlier termination of the Term, without the express written consent of Lessor, Lessee shall become a month-to-month tenant at a rental rate equal to one hundred fifty percent (150%) of the Base Rent payable by Lessee for the month immediately preceding such expiration or earlier termination, and Lessee shall remain responsible for the payment of all other monetary obligations due and payable by Lessee under the Lease.

     Acceptance by Lessor of any rent after such expiration or earlier termination of the Term shall not result in any renewal or extension of the Term.

          21. Cumulative Remedies. No remedy or election hereunder shall be deemed exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.

          22. Binding Effect: Choice of Law. This Lease shall be binding upon the parties, the personal representatives, successors and assigns and be governed by the laws of the Commonwealth of Pennsylvania. Any litigation between the parties hereto concerning this Lease shall be imitated in the County in which the Premises are located.

          23. Subordination; Attornment; Non-Disturbance.

          23.1 General. This Lease and Lessee's rights hereunder are subject and subordinate to any first mortgage, first deed of trust, or other first lien encumbrance or indenture, together with any renewals, extensions, modifications, consolidations and replacements thereof, which nor or at any subsequent time affect the Premises, any interest of Lessor in the Premises, and Lessor's interest in this Lease and the estate created by this Lease (except to the extent that any such instrument expressly provides that this Lease is superior to it). Lessee will execute, acknowledge and deliver to Lessor at any time and from time to time, upon demand by Lessor, any reasonable documents s may be requested by Lessor, any ground Lessor or underlying Lessor, or any mortgage lender, or holder of any other instrument described in this subsection, to confirm or effect such subordination.

          23.2 Attornment. If any mortgage lender or holder of any similar instrument described in Paragraph 23.1 above succeeds to Lessor's interest in the Premises, Lessee shall pay to it all Rents subsequently payable under this Lease, and Lessee shall, upon request of anyone so succeeding to the interest of Lessor, automatically become the lessee of, and attorn to, the successor in interest without change in this Lease. Upon request by the successor in interest and without cost to Lessor or the successor in interest, Lessee shall execute, acknowledge and deliver an instrument or instruments confirming such attornment. Such instrument or attornment shall also provide that the successor in interest shall not disturb Lessee in its use of the Premises in accordance with this Lease so long as Lessee is not in material default hereunder.

          23.3. Non-Disturbance. With respect to any security instruments described in Paragraph 23.1 above entered into by Lessor after the execution of this Lease, Lessee's subordination of this Lease shall be subject to receiving a commercially reasonable non-disturbance agreement from the beneficiary of such security instrument which provides that Lessee's possession of the Premises and this Lease will not be disturbed so long as Lessee is not material default hereunder and attorns to the record owner of the Premises. Further, within sixty (60) days after the execution of this Lease, Lessor shall use commercially reasonable efforts to obtain a non-disturbance agreement from the holder of any pre-existing security instrument relating to the Premises.

          24. Signage. The graphics, materials, color, design lettering, lighting, size, quality, specifications and exact location of Lessee's signage, if any, shall comply with all applicable law and Park Covenants affecting the Premises. At the expiration or earlier termination of the Lease, Lessee shall, at Lessee's sole cost and expense, cause such signage to be removed from the Premises (including the removal of any lingering sign identification on the Building and/or the Premises where such signage was located), and Lessee will repair any damage to the Premises caused by such removal. If Lessee fails to remove such signage and repair any such damage to the Premises within thirty (30) days after any termination or expiration of the Lease, then Lessor may perform such work, and all reasonable costs and expenses incurred by Lessor shall be reimbursed by Lessee within thirty (30) days after Lessee's receipt of Lessor's written demand therefor.

          25. Quiet Possession. So long as Lessee is not in material default of this Lease, Lessee's quite and peaceful enjoyment of the Premises shall not be disturbed or interfered with by Lessor or by any person claiming by, through or under Lessor.

          26. Time of the Essence. Time is of the essence with regard to the performance of all obligations to be performed or observed by the parties.

          27. Entire Agreement. This Lease Agreement, including any and all exhibits and attachments hereto, constitutes the entire understanding between Lessor and Lessee with respect to the subject matter hereof.

          28. Amendments. This Lease may be amended only in writing signed by the parties in interest at the time of the modification.

          IIN WITNESS WHEREOF, Lessor and Lessee have executed this Lease Agreement as of the date first written above.

     ATTEST/WITNESS:                              LESSOR:
                                                  DUNWOODY ASSOCIATES
                                                  by JRL PROPERTIES, Inc.,
                                                  its general partner


     ________________________________             By:  /s/ Jack R. Loew
                                                       ----------------------
                                                       Jack R. Loew, President


                                                  LESSEE:
                                                  GOLDEN AMERICAN LIFE. INS. CO.


     ________________________________             By : /s/ Terry Kendall
                                                       -----------------
                                                       Terry Kendall, President

                                   EXHIBIT "C"

                              LESSOR IIMPROVEMENTS

                             (Intentionally Omitted)

                                   EXHIBIT "D"

                              LESSOR IIMPROVEMENTS

                             (Intentionally Omitted)

                                   EXHIBIT "F"

                          ESTIMATED OPERATING EXPENSES

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY


REAL ESTATE TAXES                                            $1.60
INSURANCE                                                      .10
LANDSCAPE MAINTENANCE                                          .18
SNOW REMOVAL                                                   .15
WATER/SEWER                                                    .15
BUILDING MAINTENANCE                                           .45
TRASH REMOVAL                                                  .15
HVAC MAINTENANCE                                               .10
ELEVATOR MAINTENANCE                                           .09
PARKING LOT MAINTENANCE                                        .08
JANITORIAL                                                     .80
MANAGEMENT                                                     .25
                                                           -------
TOTAL                                                        $4.10

                                   EXHIBIT "E"

                        CONFIRMATION OF LEASE AGREEMEN T

     THIS CONFIRMATION OF LEASE AGREEMENT ("Agreement") dated _________, _____, is hereby executed by the undersigned "Lessor" and "Lessee" (as both terms are hereinafter defined), and is attached to and made a part of that certain Lease Agreement dated _________, _____ (the "Lease") between ________________________________, a ________________________________ ("Lessor"),
and    ________________________________,    a   ________________________________
("Lessee").

     The  undersigned,   Lessor  and  Lessee,  hereby  confirm  and  verify  the
following:

     1. _________, _____ is hereby confirmed to be the Commencement Date of the Original Term of the Lease;

     2. _________, _____ is hereby confirmed to be the Expiration Date of the Original Term of the Lease,

     3. US$____________ is the monthly Base Rent payable for the Original Term of the Lease; and

     4. _______________ s. f. is hereby confirmed as the final square footage of the Building on the Premises.

     Except as set forth herein, the Lease remains unmodified and in full force and effect. In the event of any conflict between the terms of this Agreement and the Lease, this Agreement shall supersede and control.

     ATTEST/WITNESS:                          LESSOR:


     ________________________________         By: ______________________________
                                              Name:
                                              Title:


                                              LESSEE:


     ________________________________         By :______________________________
                                              Name:
                                              Title:

                               EXHIBIT "B" - SPEC

                           THREE-STORY OFFICE BUILDING

                                 GOLDEN AMERICAN

                            GLENLOCH CORPORATE CAMPUS
                   West Whiteland Township, Chester County, PA

                         Project Outline Specifications
                                  April 3, 1998

     GENERAL REQUIREMENTS

     Summary of Work: Lessor will construct a 65,000 s.f. three-story office building. The building design will allow for future expansion on the south wall. The core facilities (i.e. lobby, elevators, restrooms,) for the entire building (initial construction and future expansion) are provided for in the shell building. The electric service, water service, and sewer service laterals are sized for 125,000 s.f. The HVAC will be a VAV type system.

     Alternates: (1) To construct an additional 30,000 s.f. and (2) construct an additional 60,000 s.f. after the completion and occupancy of the initial building.

     Permits and Inspections: Lessor will obtain and pay for all permits required from the Pennsylvania State Labor and Industry and the Township. Geotechnical monitoring of the site and building including soils compaction data, footing bottom inspection, and concrete testing are also included as required.

     Construction Facilities and Services: A superintendent will be provided to monitor and supervise the day-today construction activities. The site will have temporary facilities including job trailer and utilities. At the end of the project, Lessor will perform a construction clean-up in preparation for turnover to the Owner.

     Quality Assurance: All work shall be performed in accordance with local and state building codes and per the recommendations of the applicable building associations.

     Work Not Included in the Contract: The following items are not provided by Lessor in the base contract:


     Interior or exterior signage

     SITEWORK

     General: Lessor will provide all necessary sitework to construct the building.


     Paving and Curbing: All areas designated as driveways or parking areas will be fully curbed and paved and striped in accordance with the configuration and specification shown on the site plan (attached as Exhibit "A").

     Landscaping: Landscaping has been included for the design and installation of trees, plantings and lawns around the building to meet the Township requirements.

     Utilities:   Lessor  shall  provide  and  coordinate  the  installation  of underground water mains for domestic use and fire protection, electric, gas, and telephone services including all required conduits to the building.

     CONCRETE

     General: Lessor will provide all concrete work required for the project in accordance with A.C.I. (American Concrete Institute) general requirements. All concrete shall have a minimum compressive strength of 3000 OSI in 28 days.

     Foundations: Lessor will provide all reinforced concrete retaining walls and column footings required to support floors, walls, and structural members. The footing design assumes a soil bearing capacity of 3000 PSI.

     Slabs: Concrete slabs shall be provided as follows:


      First floor office:                      4" of concrete over 4" of stone
      Second floor office                      3" of concrete on metal deck
      Third floor office:                      3" of concrete on metal deck
      Exterior sidewalks and stops             4" of concrete over 4" of stone

     All slabs shall be reinforced with a minimum of 6/6, 10 x 10 wire mesh.

     MASONRY

     General: The building shall be 4" brick veneer over 8" concrete masonry units (CMU) below the first floor windows and 4" brick veneer on prefabricated structural wall panels above the first floor windows. Elevator, stairtowers, and elevator machine room will be 8" CMU walls.

     METALS

     Structural Steel: Lessor will provide all required steel for the building shell. All structural steel work shall be performed in accordance with the American Institute of Steel Constructions (A.I.S.C.). All steel joists shall be in accordance with the Steel Joist Institute. The roof will be designed for a live snow loaf of 30 pounds per square foot. The second and third floors shall be designed for standard office floor loading of 80 pounds per square foot. The building will be supported by means of a freestanding steel framework designed to provide a minimum drop ceiling height of 9'. Steel bar joists will support the second and third floor slabs and the roof. Lessor will provide all miscellaneous steel consisting of one interior fire towers, one ornamental lobby stair, roof access ladder, and miscellaneous site handrails.

     Metal Panels: Prefabricated wall panels will be installed to create spandrel panels between floors and the wall/roof system above the third floor windows. All panels will be designed under the supervision of a structural engineer.

     CARPENTRY

     Rough Carpentry: Lessor shall furnish and install all miscellaneous carpentry necessary for the construction of soffits.

     THERMAL AND MOISTURE

     Roofing: The roof of the building will be constructed using four ply built-up roofing system over a mechanically fastened R-19 rigid insulation board. All roof areas shall be internally drained. Roof shall have a five (5) year warranty.

     Miscellaneous: Lessor will provide perimeter insulation below grade. 4" batt insulation shall be installed along all exterior walls. Control joints and window systems will be caulked using a two-part polyurethane. A roof hatch and ladder will be provided in a third floor closet.

     Moisture Protection: Lessor shall provide foundation waterproofing at all walls with finished space below grade. A foundation drain will be installed at all walls receiving a moisture protection barrier.

     DOORS AND WINDOWS

     Doors: The standard interior lobby doors shall be full height solid core oak veneer for ingress/egress and hollow metal doors for rated openings (i.e. mechanical rooms). Both will be set in hollow metal frames. Doors shall receive standard duty commercial lever-type hardware Schlage or equal meeting all applicable codes. Panic hardware and exit devices will be provided as required by applicable building codes.

     Glass and Glazing: The building will have six foot high windows manufactured by Kawneer or equal as shown on the sketch. All windows shall be insulated glass with a shading coefficient sufficient to balance the optimal HVAC requirements with adequate natural light. Window analysis to be performed and approved by Lessor and Lessee. The main entrance shall be a two-story curtain wall system with medium style doors with quarter inch glass, tempered as required by code .

     FRAMING AND DRYWALL

     General: All interior drywall walls will be constructed to create the lobby area at the first, second, and third floors, two (2) bathroom facilities will be provided per floor, elevator and mechanical rooms required for the building. Walls will be constructed of 3 5/8" steel studs, 16" on center, with 1/2" drywall on each side. All partitions will e nine feet tall. Insulation for noise control shall be provided in restroom partitions. The walls creating the lobby areas shall be one hour rated. No other partitions or drywall work is provided for the shell portion of the project.

     FINISHES

     A room-by-room finish schedule will ultimately be created by Lessor to be approved by Lessee to proved exact details on all interior finishes within the lobby, bathroom, and core areas. We have included ceramic tile in the restrooms with a 5' high wainscot on the wet wall with Type II vinyl on balance of walls. An upgraded 12 x 12 quarry tile floor will be provided in the first floor lobby. Upgraded carpet will be provided in all other public areas of the lobbies including the lobby stair. An upgraded regular ceiling tile in 7/16" grid is provided in all lobby public areas.

     SPECIALTIES

     General: Bathroom fit-up consisting of mirrors and standard bathroom accessories will be provided in each of the restrooms. Fire extinguishers will be installed throughout the building in accordance with local authorities.

     CONCEYING SYSTEMS

     Elevator: Lessor will furnish and install two (2) 3000# capacity, cab size of approximately 4'3 x 6'8", 3 stop, 125 feet per minute standard car, elevator system manufactured by Schindler or equal.

     MECHANICAL

     Fire Protection: The building will be fully sprinklered in accordance with NFPA 13 (ordinary hazard). All ceilings shall have semi-recessed, chrome plated sprinkler heads. Miscellaneous equipment including main riser with flow and tamper switches, inspector test, fire department connection, and sprinkler cabinet will be installed as required. A smoke evacuation will be installed by Lessor in main lobby and secondary fire tower.

                           THREE-STORY OFFICE BUILDING

                                 GOLDEN AMERICAN

                            GLENLOCH CORPORATE CAMPUS
                   West Whiteland Township, Chester County, PA

                         Project Outline Specifications
                                 March 26, 1998


     GENERAL REQUIREMENTS

     Summary of Work: Lessor will construct a 65,000 s.f. three-story office building. The building design will allow for future expansion on the south wall. The core facilities (i.e. lobby, elevators, restrooms,) for the entire building (initial construction and future expansion) are provided for in the shell building. The electric service, water service, and sewer service laterals are sized for 125,000 s.f. The HVAC will be a will be a water source heat pump system. The cooling towers will be sized for 125,000 s.f. The loop piping will be installed in the 65,000 s.f. initial building. The remaining equipment is not included in the shell (i.e. heat pumps, duct, controls, etc.) and will be installed as part of the tenant fit-out.

     Alternates: (1) To construct an additional 30,000 s.f. and (2) construct an additional 60,000 s.f. after the completion and occupancy of the initial building.

     Permits and Inspections: Lessor will obtain and pay for all permits required from the Pennsylvania State Labor and Industry and the Township. Geotechnical monitoring of the site and building including soils compaction data, footing bottom inspection, and concrete testing are also included as required.

     Construction Facilities and Services: A superintendent will be provided to monitor and supervise the day-today construction activities. The site will have temporary facilities including job trailer and utilities. At the end of the project, Lessor will perform a construction clean-up in preparation for turnover to the Owner.

     Quality Assurance: All work shall be performed in accordance with local and state building codes and per the recommendations of the applicable building associations. Lessor will warrant all work for a period of one year from the time of substantial completion.

     Work Not Included in the Contract: The following items are not provided by Lessor in the base contract:

     Interior or exterior signage

     SITEWORK

     General: Lessor will provide all necessary sitework to construct the building.


     Paving and Curbing: All areas designated as driveways or parking areas will be fully curbed and paved and striped in accordance with the configuration and specification shown on the site plan.

     Landscaping: Landscaping has been included for the design and installation of trees, plantings and lawns around the building to meet the Township requirements.

     Utilities: Lessor shall provide and/or coordinate the installation of underground water mains for domestic use and fire protection, electric, gas, and telephone services to the building.

     CONCRETE

     General: Lessor will provide all concrete work required for the project in accordance with A.C.I. (American Concrete Institute) general requirements. All concrete shall have a minimum compressive strength of 3000 OSI in 28 days.

     Foundations: Lessor will provide all reinforced concrete retaining walls and column footings required to support floors, walls, and structural members. The footing design assumes a soil bearing capacity of 3000 PSI.

     Slabs: Concrete slabs shall be provided as follows:

      First floor office:                      4" of concrete over 4" of stone
      Second floor office                      3" of concrete on metal deck
      Third floor office:                      3" of concrete on metal deck
      Exterior sidewalks and stops             4" of concrete over 4" of stone

     All slabs shall be reinforced with a minimum of 6/6, 10 x 10 wire mesh.

     MASONRY

     General: The building shall be 4" brick veneer over 8" concrete masonry units (CMU) below the first floor windows and 4" brick veneer on prefabricated structural wall panels above the first floor windows. Elevator, stairtowers, and elevator machine room will be 8" CMU walls.

     METALS

     Structural Steel: Lessor will provide all required steel for the building shell. All structural steel work shall be performed in accordance with the American Institute of Steel Constructions (A.I.S.C.). All steel joists shall be in accordance with the Steel Joist Institute. The roof will be designed for a live snow loaf of 30 pounds per square foot. The second and third floors shall be designed for standard office floor loading of 80 pounds per square foot. The building will be supported by means of a freestanding steel framework. Steel bar joists will support the second and third floor slabs and the roof. Lessor will provide all miscellaneous steel consisting of one interior fire towers, one ornamental lobby stair, roof access ladder, and miscellaneous site handrails.

     Metal Panels: Prefabricated wall panels and partial roof/wall panels will be installed to create spandrel panels between floors and the wall/roof system above the third floor windows. All panels will be designed under the supervision of a structural engineer.

     CARPENTRY

     Rough Carpentry: Lessor shall furnish and install all miscellaneous carpentry necessary for the construction of soffits.

     THERMAL AND MOISTURE

     Roofing: The roof of the building will be constructed using four ply built-up roofing system over a mechanically fastened R-19 rigid insulation board. All roof areas shall be internally drained. Roof shall have a five (5) year warranty.

     Miscellaneous: Lessor will provide perimeter insulation below grade. 4" batt insulation shall be installed along all exterior walls. Control joints and window systems will be caulked using a two-part polyurethane. A roof hatch and ladder will be provided in a third floor closet.

     Moisture Protection: Lessor shall provide foundation waterproofing at all walls with finished space below grade. A foundation drain will be installed at all walls receiving a moisture protection barrier.

     DOORS AND WINDOWS

     Doors: All interior lobby doors shall be solid core oak veneer for ingress/egress and hollow metal doors for rated openings (i.e. mechanical rooms). Both will be set in hollow metal frames. Doors shall receive standard duty commercial lever-type hardware Schlage or equal meeting all applicable codes. Panic hardware and exit devices will be provided as required by applicable building codes.

     Glass and Glazing: The building will have six foot high windows manufactured by Kawneer or equal as shown on the sketch. All windows shall be insulated glass set in dark bronze thermal break aluminum frames. The main entrance shall be a two-story curtain wall system with medium style doors with quarter inch glass, tempered as required by code.

     FRAMING AND DRYWALL

     General: All interior drywall walls will be constructed to create the lobby area at the first, second, and third floors, two (2) bathroom facilities will be provided per floor, elevator and mechanical rooms required for the building.

Walls will be constructed of 3 5/8" steel studs, 16" on center, with 1/2" drywall on each side. All partitions will e nine feet tall. Insulation for noise control shall be provided in restroom partitions. The walls creating the lobby areas shall be one hour rated. No other partitions or drywall work is provided for the shell portion of the project.

     FINISHES

     A room-by-room finish schedule will ultimately be created by Lessor to be approved by Lessee to proved exact details on all interior finishes within the lobby, bathroom, and core areas. We have included ceramic tile in the restrooms with a 5' high wainscot on the wet wall. An upgraded 12 x 12 quarry tile floor will be provided in the first floor lobby. Upgraded carpet will be provided in all other public areas of the lobbies including the lobby stair. An upgraded tegular ceiling tile in 7/16" grid is provided in all lobby public areas.

     SPECIALTIES

     General: Bathroom fit-up consisting of mirrors and standard bathroom accessories will be provided in each of the restrooms. Fire extinguishers will be installed throughout the building in accordance with local authorities.

     CONCEYING SYSTEMS

     Elevator: Lessor will furnish and install two (2) 2500# capacity, cab size of approximately 4'3 x 6'8", 3 stop, 125 feet per minute standard car, elevator system manufactured by Schindler or equal.

     MECHANICAL

     Fire Protection: The building will be fully sprinklered in accordance with NFPA 13 (ordinary hazard). All ceilings shall have semi-recessed, chrome plated sprinkler heads. The tenant area is an open ceiling and will have upright brass-heads. Miscellaneous equipment including main riser with flow and tamper switches, inspector test, fire department connection, and sprinkler cabinet will be installed as required. A fire booster pump or other specialty fire equipment is not included.

     Plumbing: The roof water will be internally drained, collected and distributed to the storm water management system. Domestic water distribution and sanitary sewer piping is provided as shown on the drawings. We have included
(30) lavatories, (30) water closets with flush valves, (3) water coolers, (3) water heaters, (3) floor drains, (3) janitor's sinks, and (4) hose bibs.

     HVAC: The HVAC system will be a closed loop water source heat pump with cooling tower mounted on the roof. The main water loop, chiller, boiler make-up air units, and miscellaneous equipment will be provided in the shell building. All other equipment including heat pumps, ductwork diffusers and controls to complete the system will be included with the fit-out portion of the project. All work shall be in accordance with ASHREA and SMACNA standards. The system shall be designed to maintain space conditions for occupied areas as follows:

   Summer: 75 degree dry bulb with 50% maximum relative humidity, at an outdoor temperature of 95 degrees dry bulb.

   Winter: 70 degree dry bulb with 50% maximum relative humidity, at an outdoor temperature of 0 degree dry bulb.

     Outdoor air will be introduced at the rate of 5% of the total supply CFM. The required amount of total supplied air shall be a minimum of five (5) air changes per hour. Exhaust fans will be provided in each bathroom.

     Work Not Included in the Contract: The following items are not provided by Lessor in the base contract:

       Mechanical work within tenant spaces other than specified above Humidification control
       Computerized Energy Management Systems

     ELECTRICAL

     Service and Distribution: Lessor will perform all work not provided by the power company to supply a 277/480V - 3pphase electric service. This includes primary and secondary work and distribution switchgear. A 1600 amp service will be provided. This service is of adequate size to accommodate the base building and the 60,000 s.f. expansion.

     Lighting: Upgraded interior lobby lighting is included. Fluorescent strip lighting will be installed in the mechanical and elevator machine room. (24) high hats are included in the exterior soffit.

     Power: Lobby and corridor convenience receptacles are included. Bathrooms will have ground fault type receptacles.

     Emergency Systems: We have included all battery type emergency and exit lighting required by applicable building codes plus a building code fire alarm system. This system is expandable to accommodate the future requirements of the expansion and the tenant fit-out.

     Work Not Included in the Contract: The following items are not provided by Lessor in the base contract:

       Electrical Work to Future Tenant Spaces
       Emergency Generator or Uninterrupted Power Sources
       Computer or Telecommunications Wiring or Devices
       Security, or Entrance Alarm Systems
       Specialty or Decorative Lighting

     END OF SPECIFICATION

                           THREE-STORY OFFICE BUILDING

                                 GOLDEN AMERICAN

                            GLENLOCH CORPORATE CAMPUS
                   West Whiteland Township, Chester County, PA

                     Interior Fit-Up Outline Specifications
                                 March 26, 1998


     GENERAL REQUIREMENTS

     Summary of Work: Lessor will construct a 65,000 s.f. three-story office building. The core facilities (i.e. lobby, elevators, restrooms,) for the entire building were provided for in the shell building. It assumed that the bulk of the fit-up will be constructed using the standard office finishes with approximately 3,000 s.f. of upgraded finish are.

     Permits and Inspections: Lessor will obtain and pay for all permits required from the Pennsylvania State Labor and Industry and the Township as required for the fit-up.

     Quality Assurance: All work shall be performed in accordance with local and state building codes and per the recommendations of the applicable building associations. Lessor will warrant all work for a period of one year from the time of substantial completion.

     FRAMING AND DRYWALL

     General: An allowance for 6,000 linear feet of drywall partitions is included. Walls will be constructed of 3 5/8" metal studs, 16" on center with 1/2" drywall on each face. Partitions in the office area will be nine feet tall. Insulation for noise control shall be provided around bathrooms, lunchrooms, and conference rooms.

     FINISHES

     Generals: All finishes shall be chosen from Lessor's standard selections. Lessor will assist the Owner in the design and coordination of the interior finishes. Below is a list of standard finish materials.

     STANDARD FINISH MATERIALS

     Offices, Conference Rooms, General Areas

     Flooring:   28 ounce level loop carpeting
                 Manufactures: Patchcraft, Designweave, J & J Industries, or equal

     Wall Base:  4" vinyl cove base, 1/8 thick material.
                 Manufactures: Roppe, Jonsonite, or equal.

     Walls:      Painted with a minimum of two coats flat latex paint.
                 Manufactures: Shervin Williams, Duron, Benjamin Moore, or equal.

     Ceilings:   2 x 4 white lay-in ceiling tiles, fissured mainboard, white, with 15/16" white aluminum grid.
                 Manufactures: Armstrong, USG, Celtoex, or equal.

     Lunch Rooms/Cafeteria/Coffee Area

     Flooring:   12" x 12" vinyl composition floor tile (VCT)
                 Manufactures: Armstrong, Mannington, or equal.

     Wall, Base,
     Walls, Ceiling:   Same as above.

     Casework:   Kitchen/bathroom counters and cabinets shall have laminate surfaces.
                 Manufactures: Formica, Nevamar, Wilsonart, or equal.

     UPGRADED FINISHES

     Flooring:   28-32 ounce cut pile carpeting with decorative accent
                 bordering.
                 Manufactures: Patchcraft, Designweaeve, J & J Industries, or equal.

     Wall Base:  Carpet base.
                 Standard profile wood base.

     Walls:      Type I vinyl wallcovering.

     Ceilings:   2' x 2' tegular edge decorative ceiling.

     Lighting:   Combination of parabolic light fixturing and/or hi-hat lighting with appropriate switching.



     SPECIALTIES

     General: Lessor will provide 1" mini blinds.

     Work Not Included in the Contract: The following items are not provided by Lessor in the base contract:

       Built-in furniture or reception desk.

     MECHANICAL

     Fire  Protection:  Lessor  will  modify  the  shell  sprinkler  system  to accommodate the fit-up.

     Plumbing:          The bulk plumbing is provided in the shell construction.
                        We will provide one (1) coffee station per floor including all plumbing requirements.

     HVAC: Lessor will complete the HVAC for the space inclusive of the supply and installation of water source heat pumps (to be connected to the loop system installed in the shell), ductwork, diffusers, grilles, and controls as required for a compete system.

     ELECTRICAL

     Lighting: Lessor will provide 2' x 4' lay-in fluorescent light fixtures with acrylic prismatic lens covers to create minimum 65 foot candle level in the office areas. All light fixtures will be provided with energy efficient ballast. Each office will have a minimum of one light switch.

     Power: Receptacles will be provided in the ratio of one (1) receptacle for each one hundred and twenty-five square feet of open office team. A minimum of two (2) receptacles will be installed in each office or room.

     Emergency Systems: We have included all emergency and exit lighting required by applicable building codes.

     Work Not Included in the Contract: The following items are not provided by Lessor in the base contract:

       Distribution to, or hook-up of, Owner supplied landscape partitions. Emergency generator or uninterrupted power sources.
       Computer or telecommunications wiring or devices.

     END OF SPECIFICATION

                                                                 EXHIBIT 10.A(o)


                                 LEASE AGREEMENT

                                     BETWEEN

                               DUNWOODY ASSOCIATES
                       a Pennsylvania limited partnership

                                    as Lessor

                                       and

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY

                                    as Lessee


                              Date: April 6th, 1998

                                TABLE OF CONTENTS

    1.       Premises                                                          1
              1.1    Agreement to Lease                                        1
                           1.1.1.     Lessee's Proportionate Share             1
              1.2    Improvements                                              1

              1.3    Intentionally Omitted                                     2
              1.4    Condition                                                 2
              1.5    Lessor's Compliance                                       2
              1.6    Option to Expand                                          3

    2. Term
              2.1    Original Term                                             3
              2.2    Delay in Possession                                       4
              2.3    Confirmation of Lease                                     4
              2.4    Changes                                                   4
              2.5    Force Majeure                                             5
              2.6    Lessee Delays                                             5
              2.7    Options to Extend                                         5
              2.8    Early Occupancy                                           6

    3.   Rent                                                                  6
              3.1    Base Rent                                                 6
              3.2    Payment                                                   6
              3.4    Increase in Base Rent                                     7
              3.5    Operating Expense Allowance                               7
              3.6    Operating Expense Adjustments                             7
              3.7    Taxes                                                    10
                       3.7.1      Personal Property Taxes                     10
                       3.7.2      Right to Contest Taxes                      10

    4.   Use                                                                  10
              4.1    Permitted Use                                            10
              4.2    Fixtures Alterations                                     10
              4.3.   Lessee's Compliance                                      11
              4.4    Lessor's Access                                          11

    5. Hazardous Substances                                                   11
              5.1    Hazardous Substance Defined                              11
              5.2    Lessor Indemnification                                   11
              5.3    Lessee Indemnification                                   12

    6. Maintenance                                                            12
              6.2    Lessor's Obligations                                     12
              6.3    No Liens                                                 12
              6.4    No Other Services by Lessor                              12

    7. Insurance, Indemnification                                             13
              7.1    Payment for Insurance                                    13
                       7.2.1      Carried by Lessee                           13
                       7.2.2      Carried by Lessor                           13
              7.3    Other Matters                                            13
              7.4.   Additional Insureds                                      14
              7.5    Waiver                                                   14
              7.6    Indemnification                                          14

    8. Damage or Destruction                                                  15

              8.1    General                                                  15
              8.2    Rent Abatement                                           15

    9. Condemnation                                                           15
              9.1    Total Taking                                             15
              9.2    Partial Taking                                           15
              9.3    Award                                                    16

   10. Utilities                                                              16

   11. Assignments and Subletting                                             16

   12. Default: Breach; Remedies                                              16
              12.1   Events of Default                                        16
              12.2   Remedies                                                 17

   13. Broker's Fee                                                           17

   14. Estoppel Certificate                                                   17

   15. Severability                                                           18

   16. Notices                                                                18

   17. Waivers                                                                18

   18. Recording                                                              19

   19. Surrender                                                              19

   20. No Right to Holdover                                                   19

   21. Cumulative Remedies                                                    19

   22. Binding Effect: Choice of Law                                          19

   23. Subordination: Attornment; Non-Disturbance                             19
              23.1 General                                                    19

   24. Signage                                                                20

   25. Quiet Possession                                                       20

   26. Time of the Essence                                                    20

   27. Entire Agreement                                                       21

   28. Amendments                                                             21

                                 LEASE AGREEMENT

     THIS LEASE AGREEMENT (the "Lease") date for reference purposes only as of the 6th day of April, 1998, by and between Dunwoody Associates, a Pennsylvania limited Partnership and/or Their Assignee ("Lessor"), and Golden American Life Insurance Company, a Delaware Corporation ("Lessee").

     NOW, THEREFORE, for and in consideration of the rents, covenants and agreements herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Premises.

          1.1 Agreement to Lease. Lessor hereby leases to Lessee, and Lessee hereby leases fro Lessor that certain real property consisting of approximately 15.87 acres, including all improvements therein or to be provided by Lessor under the terms of this Lease, and commonly known as Lot G of the Glenloch Corporate Campus, West Whiteland Township, located in the County of Chester, Commonwealth of Pennsylvania and generally described as all of that certain real property and the improvements now or hereafter existing or constructed thereon, including an approximately 65,000 square foot, 3-story office building and parking on the Premises (as hereinafter defined) to be constructed by Lessor pursuant to the terms hereof, and more particularly described in Exhibit A attached hereto (the "Premises").

               1.1.1 Lessee's Proportionate Share 100% (determined by dividing the area leased by Lessee by the area of the building). Lessee shall only pay for its prorata share of Operating Expenses for space which it occupies, and common area it uses. Prorata share for exterior common areas will be based on the total square footage of buildings constructed on Lots F, G & H.

          1.2 Improvements. Lessor will construct or install the building, parking, landscaping interior improvements and all other improvements on the Premises (collectively, the "Improvements"), described in Exhibit "B". Lessor has included as part of the improvements a $25/SF of Building Interior Finish Allowance ("Allowance") in order to construct the interior finishes such as doors, walls, ceilings, flooring, electrical and HVAC distribution, etc. This Allowance is in an addition to the shell building as described in the "Three Story Shell Office Building" Project Outline Specification attached as part of Exhibit "B". If Lessee's final floor plan and finish selections cost in excess of the Allowance, Lessee shall pay directly to Lessor the additional cost. If the cost of the final floor plan and finish selections are less than the improvements as described above shall remain the property of Lessor upon lease expiration. Lessor has caused to be prepared "Plans and Specifications" for the Improvements on the Premises (preliminary copies of which are attached hereto as Exhibit "B"), which Plans and Specifications will be delivered by Lessor to Lessee in completed form on or before June 1, 1998. Interior finish plans will be completed on or before June 30, 1998. Within fifteen (15) business days after Lessee receives the Plans and Specifications from Lessor, Lessee shall either approve or disapprove the Plans and Specifications, in writing, delivered to Lessor and noting with reasonable particularity any changes or corrections therein.

     If Lessee makes any changes or corrections to the Plans and Specifications, Lessor's architect shall resubmit the revises Plans and Specifications to Lessee within fifteen (15) business days after receipt by Lessor or Lessee's changes or corrections and, thereafter Lessee shall either approve or disapprove the revised Plans and Specifications within fifteen (15) business days after Lessee's receipt of same, which approval or disapproval shall be in writing, delivered to Lessor, nothing with reasonable particularity any further changes or corrections therein. A copy of the final approved plans and specifications shall be attached hereto as Exhibit "B" and shall replace the preliminary copies attached hereto on the date of execution. All costs to Lessee, including Lessee's architect, engineers and/or consultants, in reviewing and revising the Plans and Specifications shall be the sole responsibility of Lessee. Thereafter, Lessor will complete the Improvements on or before the Commencement Date (as hereinafter defined), at Lessor;'s sole cost and expense, except as otherwise expressly provided in this Lease, in accordance with the approved Plans and Specifications. Upon written request from Lessee, Lessor shall be responsible for and promptly make any and all repairs to the Improvements necessitated by any defective workmanship or materials which occur during the Term. Lessor shall maintain and enforce any warranties and/or guarantees from Lessor's general contractor, subcontractor and/or materialmen in connection with the construction of the Improvements throughout the Term of the Lease.

          1.3 Intentionally Omitted.

          1.4 Condition. Lessor shall deliver the Improvements to Lessee broom clean and free of debris on the Commencement Date and warrants that the electrical, plumbing, fire sprinkler, lighting, heating, ventilating and air conditioning systems ("HVAC"), loading doors, if any, and all other such elements in the Improvements provided by Lessor, other than those constructed by Lessee, shall be in new operating condition on said date and that the structural elements of the roof, bearing walls and foundation of the Building shall be free of material defects. If Lessee determines that a non-compliance with said warranty exists, Lessor shall, as Lessor's sole obligation with respect to such matter, except as otherwise provided in this Lease, promptly after receipt of written notice from Lessee setting forth with specificity the nature and extent of non-compliance, rectify the same at Lessors's expense.

          1.5 Lessor's Compliance Lessor represents and warrants to Lessee that the Improvements in and on the Premises shall comply with all applicable laws, covenants, restrictions of record, building codes, regulations and ordinances in effect on the Commencement Date, including the Americans with Disabilities Act. Said warranty also applies to the use to which Lessee will put the Premises as described in Paragraph 4.1 herein. If the Premises do not comply with said representation and warranty, Lessor shall, except as otherwise provided in this Lease, promptly after receipt of written notice from Lessee setting forth with specificity the nature and extent of such non-compliance, rectify the same at Lessor's expense.

          1.6 Option to Expand Lessor hereby grants to Lessee the sole option to expand the Building on the Premises (the "Expansion Option") up to a maximum of an additional 60,000 square feet (as delineated as "Expansion Area" on Exhibit B). Lessee may exercise the Expansion Option anytime prior to June 30, 1999 by providing written notice to Lessor which notice indicates the approximate number of square feet of the expansion. Lessee shall have the option of expanding the building by a minimum of 20,000 square feet and a maximum of 60,000 square feet. If Lessee desires to expand less than 60,000 square feet of Expansion Space, Lessor, at Lessor's option, shall be permitted to construct the entire 60,000 square foot expansion area, and lease the balance of the expansion area to other tenants, thereby making the building a multi-tenant building. If the building is multi-tenanted, Lessee's operating expenses shall be prorated based on square footage leased by each Tenant. If the building is multi-tenanted, Lessor agrees that all other Tenants will use the Premises primarily as general office use, as described in Paragraph 4.1.

     All building expansions will include a $25/SF Lessee Improvement Allowance, which Allowance shall be used exclusively for the construction of interior finishes, including, but not limited to, wiring, phone equipment, security systems, etc., in the Expansion Area. No additional lobby area will be included in the Building Expansion. One elevator and additional bathroom fixtures in a quantity not to exceed 50% of the existing bathroom fixtures will be included in the Base Building Expansion. Base rent on the building expansion will be calculated based on the following formula:


     $15.25/SF x   Ten year treasury rate on date of financing of the expansion  +  175 basis points
                   Ten year treasury rate on date of initial financing           +  175 basis points

               x   square foot of Building Expansion occupied by Lessee

     Expansion space base rent shall escalate at the same percentage increases as the base lease.

     In the event Lessee exercises its right to expand, the lease term shall be reset to a new ten (10) year lease term commencing on the Commencement Date as defined in Section 2.1(ii) herein.

          2. Original Term The Original Term of this Lease shall commence on the Commencement Date and continue for a period of ten (10) years. The "Commencement Date" of the Original Term shall be later to occur of (i) December 31, 1998, or (ii) the date upon which Lessor "substantially completes" the Improvement in the Premises (for which date Lessee) shall receive thirty (30) days prior written notice). The term "Substantial Completion Date" shall be the date on which all of the following have first occurred: (A) the Improvements are available for Lessee's uninterrupted use and occupancy with a minimum of Lessor interference, except for Lessor's completion of any minor work (e. g. "punch-list items) and (B) the Improvements have passed final inspection by the applicable local government authority in accordance with applicable law and a certificate of occupancy. Upon Lessee's submission of a written list of punch-list items, at Lessor's sole cost and expense, as detailed in Paragraph 2.4, within thirty (30) days after the Commencement Date, subject to Paragraphs 2.4 and
     2.5 below.

          2.2 Delay in Possession. In the event Lessee is unable to take possession of the Improvements within 45 days of December 31, 1998 as a result of Lessor's failure to deliver the substantially completed improvements (other than as a result of changes required by Lessee which result in delays). Lessee shall be entitled to two (2) days of free Base

     Rent for each day substantial completion is delayed. In the event Lessee is unable to take possession of the Improvements within ninety (90) days of December 31, 1998 as a result of Lessor's failure to deliver the substantially completed improvements (other than as a result of Changes required by Lessee which result in delays), Lessee shall have the right to terminate this Lease without further obligation to Lessor.

          2.3 Confirmation of Lease Prior to or on the Commencement Date, Lessor and Lessee shall execute the Confirmation of Lease Agreement (the "Confirmation Agreement"), whereby Lessor and Lessee confirm, in writing, the Commencement Date, the Expiration Date, the monthly Base Rent payable by Lessee for the Original Term, and the final square footage of the Building, to be certified by an Architect in accordance with the method of measuring square footage used on the final plans attached as Exhibit "B", which is, actual floor areas shall be measured from the outside face of exterior walls, and in the event of multi-tenancy, floor areas will be measured to the middle of any demising walls between Tenants. The form of the Confirmation Agreement is attached hereto as Exhibit "E".

          2.4 Changes If Lessee requests any change, addition or alternation to the Plans and Specifications, or the Plans, after Lessee's approval of same or during Lessor's construction and completion of the Improvements (collectively, "Changes"), Lessor shall promptly give Lessee an estimate of the costs of such Changes and the resulting delay, if any, in completion of the Improvements. Within five (5) business days after Lessee's receipt of such written estimate from Lessor, Lessee shall give Lessor written notice indicating whether or not Lessee elects to proceed with any such Changes. If Lessee elects to proceed with such Changes and if Lessor has reasonably approved such Changes, Lessor will make such Changes. If Lessee elects not to proceed with such Changes or fails to timely notify Lessor of Lessee' election, Lessor shall complete the Improvements in the Premises without making such Changes. Lessor shall not be responsible, in any manner whatsoever, for any delay caused by Lessee's request for the construction of such Changes.

          2.5 Fore Majeure If the performance by Lessor of any act required herein or elsewhere in the Lease is prevented or delayed by reason of strikes, lock-outs, labor disputes, acts of God, fires, floods, earthquakes, epidemics, freight embargoes, unforeseeable unavailability of materials and supplies, or any other cause beyond Lessor's reasonable control, Lessor shall be excused from performance for the time period of the prevention or delay, and the Commencement Date (if the Commencement Date has not already occurred and the delay in Lessor's performance relates directly to the construction and completion of the Improvements), shall also be extended for the period of time of the prevention or delay. Notwithstanding anything to the contrary set forth in the Lease, Lessor shall use its best efforts to avoid and/or mitigate any such force majeure delays, other than Lessor's use of overtime or week-end work, special deliveries of materials, or other extra efforts, unless approved by Lessee. If such delays extend for a period of ninety (90) days beyond December 31, 1998, Lessee shall have the right to terminate lease.

          2.6 Lessee Delays To the extent that the Commencment Date has not occurred because Lessor was delayed in Lessor' substantial completion of the Improvements as a result of any of the following (collectively, "Lessee Delays"): (i) Lessee's failure to complete any material item on or before the due date, which is responsibility of Lessee to complete; (ii) Lessee's request for Changes or Lessor's construction of any such Changes; (iii) Lessee's request for materials, finishes, or installations other than those described in the Plans and Specifications and/or Plans: (v) any act or failure to act by Lessee or its employees, agents, architects, independent contractors, consultants and/or any other person performing or required to perform services on behalf of Lessee, then as soon as reasonably possible, but in no event more than fourteen (14) days after the occurrence or start of any Lessee Delays, Lessor shall notify Lessee, in writing, of any Lessee Delays. If Lessor properly notifies Lessee hereunder of any Lessee Delays that have previously been accepted in writing by Lessee, the Commencement Date shall be adjusted by the net number of days so delayed (determined on a critical path basis).

          2.7 Options to Extend. Provided that there is not material default by Lessee thereunder at the time of any "Option Notice" (as hereinafter defined) or the commencement date of any Option Term, Lessor hereby grants to Lessee two (2) consecutive Options to renew the Lease for a period of five (5) years (each an "Option Term" or, collectively the "Option Terms"). An Option must be exercised, if at all, by written notice delivered by Lessee to Lessor (the "Option Notice") but not later than six (6) months, prior to the end of the Original Term or any subsequent Option term. Provided Lessee has timely delivered the applicable Option Notice, the Original Term and any subsequent Option Term, as and if applicable, shall be extended by an Option Term, and all of the terms, covenants and conditions, of this Lease shall remain unmodified and in full force and effect, except that the Base Rent payable for the Premises during an Option Term shall be determined in accordance with Paragraph 3 below.

          2.8. Early Occupancy. Lessor will use good faith efforts to allow Lessee to take possession of the Leased Premises on December 1, 1998, for fixturing, writing and installation of computer/phone equipment purposes. Lessor shall allow Lessee's wiring contractor immediate access to the building, to be coordinated with General Contractor. Lessee agrees to coordinate its such work with the work of Lessor such that Lessee's work does not interfere with or delay Lessor's work; provided, however, that neither Lessor nor any of Lessor's affiliates shall have any responsibility or liability whatsoever for any injury (including death) to persons or loss or damage to any of Lessee's leasehold improvements, fixtures, equipment or any other materials installed or left in the Leased Premises prior to the Commencement Date. All of the terms and conditions of this Lease will become effective upon Lessee taking possession of the Leased Premises except for the payment of Base Rent and Additional Rent which will commence on the Commencement Date.

          3. Rent.

          3.1 Base Rent. All monetary obligations of Lessee to Lessor under the terms of this Lease are deemed to be rent ("Rent"). Lessee's financial obligations pursuant to this Lease, not including Base Rent, are deemed to be "Additional Rent".

          3.2 Payment. Lessee shall cause payment of Rent to be received by Lessor in lawful money of the United States, without offset or deduction, o or before the day on which it is due. Rent for any period during the term of hereof which is for less than one (1) full calendar month shall be pro-rated based upon the actual number of days of said month. Payment of

     Rent shall be made tot Lessor at its address noted herein or to such other persons or place as Lessor may from time to time designate in writing. Acceptance of a payment which is less than the amount then due shall not be a waiver of Lessor's rights to the balance of such Rent, regardless of Lessor's endorsement of any check so stating.

          3.3 Initial Calculation of Base Rent. The monthly Base Rent of the Original Term shall be as follows: (However, Annual Base Rent shall be finally determined by multiplying the certified square footage, as described in Paragraph 2.3 by $15.25/SF for months 1 - 60, $16.50/SF for months 61 - 120, $18.15/SF for months 121 - 180 and $20.00/SF for months 181 - 240.).

                  Months 1 - 6-       $82,604.17/Month
                  Months 61 - 120     $89,375.00/Month

          3.4 Increases in Base Rent. The monthly Base Rent payable by Lessee for any Option Term, shall be as follows, subject to certified square footage as detailed in Paragraph 2.3 and rates per square foot as detailed in Paragraph 3.3.:

                  Months 121 - 180    $98,312.50/Month
                  Months 181 - 240    $108,333.33/Month

          3.5 Operating Expense Allowance. $22,208/month ($4.10/SF) or such other initial amount calculated by multiplying the certified square footage, as described in Paragraph 2.3, by $4.10/SF subject to adjustment as set forth in Paragraph 3.6 and detailed in Exhibit "F", shall be paid by Lessee as defined in Paragraph 3.6.

          3.6 Operating Expense Adjustments

          (A) Operating Expense. Lessee shall pay to Lessor the Operating Expense Allowance in equal monthly installments, the first of which shall be payable upon Commencement Date of this Lease. If the Term commences other than on the first day of the calendar month, then the Operating Expense Allowance for the first calendar month of the Term shall be adjusted proportionately.

          If Lessor's Operating Expense for any Operating Year shall be greater or less than the Operating Expense Allowance, Lessee shall pay to Lessor as additional rent an amount equal to Lessee's Proportionate Share of the difference, or if Lessor's Operating Expenses for any operating year shall be less than the Operating Expenses Allowance, Lessor shall credit to Lessee's succeeding months Operating Expenses Allowance an amount equal to Lessee's Proportionate Share of the difference (the amount of Lessee's Proportionate Share of such difference is hereinafter referred to as the "Operating Expense Adjustment"). If Lessee occupies the Premises or portion thereof for less than a full Operating Year, the Operating Expense Adjustment will be calculated in proportion to the Amount of time in such Operating Year that Lessee occupied the Premises.

          Such Additional Rent shall be paid in the following manner: within 120 days following the end of the first and each succeeding Operating year, Lessor shall furnish Lessee an Operating Expense Statement certified as true and correct setting forth (i) the Operating Expense for the preceding Operating Year, (ii) the Operating Expense Allowance and (iii) Lessee's Operating Expense Adjustment for such Operating Year. Within thirty (30) days following the receipt of such Operating Expense Statement (the "Expense Adjustment Date"), Lessee shall pay to Lessor as Additional Rent the Operating Expense Adjustment for such Operating Year. Lessee with reasonable notice to Lessor, shall have the right to audit such Operating Expense records. If Lessee's audit results in an irreconcilable dispute concerning such Operating Expense Adjustments, Lessee and Lessor shall agree on an independent Auditor to resolve each dispute.

          Commencing with the first month of the second Operating Year, Lessee shall pay to Lessor, in addition to the Operating Expense Allowance, on account of the Operating Expense Adjustment for such Operating Year, monthly installments in advance equal to one-twelfth (1/12) of the estimated Operating Expense Adjustment for such Operating Year.

          As used in this Section 6(A) and Section 1 where applicable, the following words and terms shall be defined as hereinafter set forth:

          (i) "Operating Year" shall mean each calendar year occurring during the Term. If Lessee's occupancy of the Premises is for less than a full calendar year, Lessor will prorate the Operating Expenses.

          (ii) "Operating Expense Allowance" shall mean a statement in writing signed by Lessor, or Lessor's Managing Agent, setting forth in reasonable detail (a) the Operating Expense for the preceding Operating Year, (b) the Operating Expense Allowance, and (c) the Lessee's Operating Expense Adjustment for such Operating Year, or portion hereof. The Operating Expense for each Operating Year shall be available for inspection by Lessee at Lessor's office during normal business hours. Operating expenses are as follows:

          (a) Real Estate taxes and other taxes or charges levied in lieu of such taxes, general and special public assessments, charges imposed by any governmental authority pursuant to anti-pollution or environmental legislation, taxes on the rentals of the Building or the use, occupancy or renting of space herein;

          (b) Premiums and fess for fire and extended coverage insurance, insurance against loss or rentals for space in the Building and public liability insurance, all in amounts and coverages (with additional policies against additional risks) as may be reasonably required by Lessor or the holder of any mortgage on the Building, and as further defined by Paragraph 7 herein;

          (c) Water and sewer service charges, and common are electric charges.

          (d) Maintenance and repair costs, repairs and replacements of supplies and equipment snow removal and paving, lawn and general grounds upkeep, maintenance and repair, and the costs of all labor, material and supplies incidental thereto, excluding any costs associated with Lessor's warranty items;

          (e) Such industry standard, wages, salaries, fees and other compensation and payments and payroll taxes and contribution to any social security, unemployment insurance, welfare, pension or similar fund and payments for other fringe benefits required by law, union agreement or otherwise made to or on behalf of all employees of Lessor performing services rendered in connection with the operation and maintenance of the Building and/or Land, including, without limitation, payments made directly to or through independent contractors or performance of such services; If Lessee is not satisfied with workmanship and/or cost, Lessee shall have the option to cause Lessor to contract with another contractor.

          (f) Management fees payable to the managing agent for the Building, not to exceed two percent (2%) of Base Rent;

          (g) Assessments paid by Lessor, not to exceed $.10'SF of building, for the repair maintenance and upkeep of common facilities located in the Business Park, any assessments shall reflect actual costs and such costs shall be consistent with those costs incurred on the other lots in the Glenloch Corporate Campus; and

          (h) Any all other expenditures of Lessor incurred in connection with the operation, repair or maintenance of the Premises, and the Building or the Land which are properly expensed in accordance with generally accepted accounting principles consistently applied in the operation, maintenance and repair of a first-class office building facility.

          (i) Janitorial services, five (5) days per week including trash removal.

          The term "Operating Expenses" shall not include depreciation of the Building or equipment therein, interest, net income, franchise or capital stock taxes payable to landlord executive salaries, real estate brokers, commissions or the costs of services provided specially for any particular tenant at such tenant's expense and not uniformly available to all tenants of the Building and Property.

          (B) During the calendar year in which the Term ends, Lessor shall have the right to submit to Lessee a statement of Lessor's reasonable estimate of the Operating Expense Adjustment during the period (the "final period") beginning on the first day of the final Operating Year of the Term. Within thirty (30) days of the expiration of term, Lessor shall reconcile Estimated Operating Expenses against Actual Operating Expenses. Final audit procedures shall apply as in Paragraph 3.6. Lessee shall pay to Lessor any deficiency, or as the case may be, Lessor shall refund to Lessee any overpayment occasioned by Lessee's payment of the aforesaid estimate.

          3.7 Taxes.

               3.7.1 Personal Property Taxes. Lessee shall pay, prior to delinquency, all taxes assessed against and levied upon all personal property of Lessee. When possible, Lessee shall cause such property to be assessed and billed separately from the real property of Lessor. If any of Lessee's said personal property shall be assessed with Lessor's real property, Lessee shall pay Lessor the taxes attributable to Lessee's property within thirty (30) days after receipt of a written statement.

               3.7.2 Right to Contest Taxes. Lessee will have the right to contest the amount or validity, in whole or in part, of any Tax by appropriate proceedings diligently conducted in good faith. Upon the termination of those proceedings, Lessee will pay its share of the Tax or part of the Tax as finally determined, the payment of which may have been deferred during the prosecution of the proceedings, together with any costs, fees, interest, penalties, or other related liabilities. Lessor will not be required to join in any contest or proceedings unless the provisions of any law or regulations then in effect require that the proceedings be brought by or in the name of Lessor. In that event, Lessor will join in the proceedings or permit them to be brought in its name; provided that Lessor will not be subjected to any liability for the payment of any costs or expenses in connection with any contest or proceedings, and Lessee will indemnify and hold Lessor harmless from nay of such costs or expenses.

          4. Use.

          4.1 Permitted Use. Lessee shall use the Premises for the installation, operation and maintenance of General Office Space and such other lawful purposes deemed necessary by Lessee.

          4.2 Fixtures Alterations. Lessee shall have the right to install trade fixtures, office machinery and equipment, make such alterations, improvements or additions to the Premises as deemed necessary by Lessee to the operation of its business, provided that the same do not impair the structural integrity of the Building. Lessee shall retain ownership of all such trade fixtures, office machinery and equipment and shall remove the same upon expiration or termination of this Lease. Lessee with Lessor's prior written consent, not to be unreasonably withheld, shall have the right to construct, at Lessee's sole cost, additional private officers and conference rooms, or other such improvements ("Additional Improvements") within the Premises. Such additional improvements shall become the property of Lessor upon expiration of lease and Lessee shall not be responsible for removing same, unless otherwise agreed upon by Lessor and Lessee at the time Lessor/s written consent is requested. Lessee shall repair the Premises and the Building to as good a condition as existed prior to such removal, normal wear and tear excepted.

          4.3 Lessee's Compliance. Lessee will not use or occupy, or permit any portion of the Premises to be used or occupied in violation of any law, ordinance, order, rule, regulation, certificate of occupancy or other governmental requirement. Lessee will comply with all laws, ordinances, orders, rules, regulations, and other governmental requirements relating to the use, condition, or occupancy of the Premises, and all rules, orders, regulations, and requirements of the board of fire underwriters or insurance service office, or any other similar body, having jurisdiction over the Premises or any portion thereof. Nothing in the foregoing shall require Lessee to perform any work or make any improvements or repairs which the Lessor is required to make pursuant to other provisions of this Lease. Lessor warrants that Lessee's intended use, as detailed in Paragraph 4.1, complies with the regulations of all Governmental Authority and Lessor's insurers of the Premises.

          4.4 Lessor's Access. Lessor, its designated agents, employees and contractors may enter the Premises at any time in response to an emergency, and otherwise during normal business hours with reasonable notice to Lessee and at all time accompanied by Lessee's designated representative to inspect the Premises, to supply any services which is the Lease requires Lessor to provide or to make repairs which this Lease requires Lessor to make; provided, however, all work will be done as promptly as is reasonably practicable with Lessor's best effort to minimize disruption to Lessee's business. No entry into the Premises by Lessor during an emergency by any means shall be a forcible or unlawful entry into the Premises or a detainer of the Premises or an eviction, actual or constructive, of Lessee from the Premises, or any part of the Premises, nor will any entry entitle Lessee to damages or an abatement of Rent or other charges which this Lease requires Lessee to pay: provided, however, that other than during an emergency Lessor shall be liable for damages to property and injury to persons caused by Lessor's negligence or willful misconduct, or that of its agents, employees or contractors.

          5. Hazardous Substances.

          5.1 Hazardous Substance Defined. The term "Hazardous Substance" as used in this Lease shall mean any product, substance or waste which is classified as such by any federal or state agency or authority having jurisdiction over such matters.

          5.2 Lessor Indemnification. Lessor and its successors and assigns shall indemnify, defend, reimburse and hold Lessee, its officers, directors, employees, agents, subcontracts and affiliates, harmless from and against any and all environmental damages, liabilities, judgments, claims, expenses, penalties, and attorneys and consultant fees arising as a result of hazardous substances on the Premises prior to the Commencement Date, and during the term of the lease, except of acts by Lessee, it's employees, agents and subcontractors, that cause any environmental damage, liabilities, claims, expenses and penalties, of which are caused by the negligence, or intentional acts of Lessor, its agents or employees. Lessor's indemnification obligation shall include, but not limited to, cost of investigation, removal, remediation, restoration and/or abatement and shall survive the expiration or termination of this Lease.

          5.3. Lessee Indemnification. Lessee shall indemnify, defend and hold Lessor, its agents, employees and lenders, if any, harmless from and against any and all environmental damages, liabilities, judgments, claims, expenses, penalties , and attorneys and consultant fees arising out or of involving any hazardous substance proven to be brought onto the Premises by Lessee (provided, however, that Lessee shall have no liability under this Lease with respect to underground migration of any hazardous substance onto the Premises from adjacent properties, unless caused by Lessee). Lessee's indemnification obligations shall survive the expiration or termination of this Lease.

          6. Maintenance

          6.2 Lessor's Obligations. Lessor shall, in addition to its warranty obligations, at Lessor's sole cost and expense, be responsible for the repair and maintenance, in good order and condition, of the exterior structural bearing walls, foundation, and roof and roof membrane of the Building located on the Premises, along with repairing any soil subsistence under the parking lot located on the Premises. Notwithstanding anything to the contrary set forth in this Lease, if Lessee delivers written notice to the Lessor of the need for repairs and/or maintenance to the Premises which are Lessor's obligation, but Lessor fails to undertake such repairs and/or maintenance within fifteen (15) days after receipt of such written notice, then Lessee may proceed to undertake such repairs and/or maintenance upon the delivery of an additional written notice to Lessor (and to Lessor's lender, if Lessee is notified in writing in advance that such additional notice is required) specifying that Lessee is undertaking such action and Lessee shall be entitled to reimbursement of Lessee's actual costs and expenses in taking action. In the event Lessee undertakes such repairs and/or maintenance, then Lessee shall use only general contractors and subcontractors who are licensed and insured in the Commonwealth of Pennsylvania.

          6.3 No Liens. Lessee shall not, in the making of any repair, alterations, improvements or additions to the Premises or Building, suffer or permit any lien to be filed against the Premises or Building or any part thereof and if any such lien shall be filed, Lessee shall cause it to be discharged within sixty (60) days.

          6.4. No Other Services by Lessor. Lessor shall not be required to render any services to Lessee or to make any repairs or replacements to the Premises, except as provided in Section 3, 8, 11 and 12 hereto. Without limiting the generality of the foregoing, it is specifically understood and agreed that Lessee shall be solely responsible for all charges for the following services used, rendered or supplied to, upon or in connection with the Premises throughout the Term: telephone and/or communication services, security system or services, utilities, Lessor shall, at its expense, provide separate metering of utilities.

          7. Insurance, Indemnification.

          7.1  Payment  for  Insurance.  Lessee  shall  pay for  all  insurances required under this Paragraph, except to the extent of the cost attributable to liability insurance carried by Lessor under Paragraph 7.2.2 in excess of Two Million Dollars ($2,000,000.00) per occurrence. Premiums for policy periods commencing prior to or extending beyond the Original Term (or any Option Term), shall be pro-rated to correspond to the Original Term (or any Option Term). Payment shall be made by Lessee to Lessor as part of the Operating Expense Allowance.

               7.2.1 Carried by Lessee. Lessee shall, at its sole expense, obtain and keep in force during the Original Term (and any Option
          Term) of this Lease: (a) commercial general liability insurance with a combined single limit of not less than Two Million Dollars ($2,000,000.00) on an occurrence basis protection Lessee and Lessor (as an additional insured) against claims for bodily injury and property damage arising out of the use and occupancy of the Premises by Lessee.

               7.2.2 Carried by Lessor. Lessor shall obtain and keep in force during the Term "all-risk" coverage insurance (including Loss of Rent insurance for a minimum of twelve months) naming Lessor and such other parties as Lessor may designate as additional insured's with respect to the Building and Improvements now or hereafter located on the

          Premises. The amount of such insurance shall be equal to 100% of the full insurable value of the Building and Improvements, with such deductible clause as shall be reasonably determined by Lessor (at Lease commencement deductible will be $2,500.00). Lessor shall also carry Lessor's Liability Coverage in single policy inclusive of all alterations thereof limits of not less than Two Million Dollars ($2,000,000.00) for personal injury and One Hundred Thousands ($100,000,000.00) for property damage for the office building's common areas. Lessee covenants and agrees to pay Lessor, as additional rent, all costs for such insurance incurred by Lessor with respect to the Premises during the Term (and any Option Term) to be included in the Operating Expense Allowance pursuant to Paragraph 3.5 herein. If any portion of the Premises lies in the flood plain, Lessor shall, at its sole expense, obtain and keep in force during the Term a flood plain insurance policy (or an endorsement to its all-risk policy) equal to 100% of the full insurable value of the Building and Improvements. Lessor shall be responsible for payment of any deductible.

          7.3 Other Matters. All insurance required under this Paragraph 7 and all renewals thereof will be issued by companies authorized to transact business in the Commonwealth of Pennsylvania. All insurance policies will expressly provide that the policies will not be canceled or altered without thirty (30) days prior written notice to Lessor. Lessee may satisfy its insurance obligations by appropriate of its blanket insurance policies.

          7.4 Additional Insureds. All policies of liability insurance that Lessee is obligated to maintain according to this Lease or in accordance with law (other than any policy of workmen's compensation insurance) will name Lessor as an additional insured. All public liability, property damage liability, and casualty policies maintained by Lessee will be primarily polices, and not contributing with and not in excess of coverage that Lessor may carry.

          7.5 Waiver. Lessor and Lessee hereby waive all rights to recover against each other, or against the officers, directors, shareholders, partners, joint ventures, employees, agents, customers, invitees, or business visitors of each of theirs or of any other Lessee or occupant of the building, for any loss or damage arising from any cause covered by any insurance required to be carried by each of them pursuant to this Paragraph 7 or any other insurance actually carried by each of them. Lessor and Lessee will cause their respective insurers to issue appropriate waivers or subrogation endorsements to all policies of insurance carried in connection with the Premises or the contents of either of them.

          7.6 Indemnification. Lessee hereby agrees to indemnify, protect, defend and hold harmless Lessor from and against any and all claims, loss of rents, damages, judgments, penalties, costs (including reasonable attorney's fee), and liabilities (collectively, the "Claims") arising out of the occupancy of the Premises by Lessee the conduct of Lessee's business therein., or any gross neglect of Lessee or Lessee's agents, contractors, employees or invitees. Notwithstanding the foregoing indemnification obligations of Lessee, Lessee shall not be required to indemnify and hold Lessor harmless for any Claims resulting from the negligence and/or willful misconduct or Lessor or Lessor's agents, contractors, employees or invitees and Lessor hereby indemnifies and holds Lessee harmless from any such Claims, excluding consequential damages. Lessor hereby indemnifies and holds Lessee harmless from any loss or damage to any person on the Premises to the extent that such loss or damage is covered by Lessor's insurance (or would have been covered had such insurance been obtained and maintained by Lessor) even if resulting from the negligence and/or willful misconduct of Lessee or Lessee's agents, contractors or employees. Similarly, Lessee hereby indemnifies and holds Lessor harmless from any loss or damage to the extent such loss or damage is covered by Lessee's insurance (or would have been covered had such insurance been obtained and maintained by Lessee), even if resulting from the negligence and/or willful misconduct of Lessor or Lessor's agents, contractors or employees. The agreements of Lessor and Lessee to indemnify and hold each other harmless are not intended to and shall not relieve any insurance carrier or carriers of their obligations under insurance policies carried by Lessor or Lessee, respectively, under the Lease.

          8. Damage or Destruction

          8.1 General. If the Premises are damaged or destroyed by reason of fire or any other casualty, Lessee shall immediately notify Lessor and Lessor shall promptly repair or restore the Premises (including Lessee improvements) at Lessor's expense, so as to make the Premises at least equal in value to the Premises existing immediately prior to the occurrence and as nearly similar to it in character as is practicable and reasonable. Notwithstanding the foregoing, if Lessor is unable to complete the repairs or restoration of the Premises within 180 days of the date of damage or destruction, either Lessor or Lessee may elect to terminate this Lease upon thirty (30) days notice, such termination to be effective as of the date of casualty. If the Premises are damaged or destroyed during the final two (2) years of the Original Term or final year of any Option Term, Lessor or Lessee may terminate this Lease upon written notice.

          8.2 Rent Abatement. Lessee's obligations with respect to Rent will abate pending the repairs to or the restoration of the Premises, but not longer than the coverage period for the Loss or Rent insurance coverage.

          9. Condemnation.

          9.1 Total Taking. If, by exercise of the right of eminent domain or by conveyance made in response to the threat of the exercise of such right (in either case a "Taking"), all of the Premises are taken, or if so much of the Premises are taken that the Premises could not be used by Lessee for the purposes for which they were used immediately before the Taking, this Lease shall end upon the earlier of the vesting of title to the Premises in the condemning authority or the taking of possession of the Premises by the condemning authority (in either case the "Ending Date").

          9.2 Partial Taking. If, after a Taking, so much of the Premises remains that, in Lessee's reasonable estimation, the Premises ca be used for substantially the same purposes for which they were used immediately prior to the Taking: (i) this Lease will end on the Ending Date as to the part of the Premises which is taken; (ii) prepaid Rent will be appropriately allocated to the part of the Premises which is taken and prorated to the Ending Date; (iii) beginning on the day after the Ending Date, Rent for so much of the Premises as remains will be reduced in the proportion of the floor area of the building remaining after the Taking to the floor area of the building before the Taking; and (iv) at its cost, Lessor will restore so much of the Premises as remains to a sound architectural unit substantially suitable for the purposes for which it was used immediately prior to the Taking.

          9.3 Award. All awards from any Taking shall be allocated between Lessor and Lessee in accordance with applicable law. Unless prohibited by applicable law, Lessee may prosecute its own claim by separate proceedings against the condemning authority for damages legally due to it (such as the loss of fixtures which Lessee was entitled to remove and moving expenses).

          10. Utilities. Lessee will contract in their own name for and pay the appropriate suppliers for all gas, electricity, lights, heat, telephone, power, and other utilities, except water and sewer and communications services delivered to the Premises by such suppliers during the Term, whether or not the services are billed directly to Lessee. If building becomes multi-tenanted, utilities used for common areas, if not separately metered, will be provided.

          11. Assignments and Subletting. Lessee shall not assign or sublet all or part of Lessee's interest in this Lease without Lessor's written consent which shall not be unreasonably withheld. In connection with any proposed assignment of the Lease or sublease of all or any portion of the Premises, Lessee shall deliver to Lessor, for Lessor's review and written approval, all such information concerning the proposed assignee or sublease as Lessor may reasonably request. Notwithstanding the foregoing, Lessee may assign the Lease at any time, or sublease all or any part of the Premises, upon prior written notice to Lessor but without Lessor's prior written consent, to any entity which acquires not less than fifty-one percent (51%) of Lessee's assets or stock, or is merged or consolidated with Lessee, or which controls, is controlled by or is under common control with, Lessee (collectively, an "Affiliate"), so long as such Affiliate conclusively agrees, in writing delivered to Lessor prior to the effective date of the assignment, to assume all of Lessee's obligations under the Lease.

          12. Default; Breach; Remedies.

          12.1 Events of Default. The following occurrences each shall constitute an "Event of Default" hereunder: (i) if Lessee defaults in payment of Rent, and such default continues for a period of ten (10) days after written notice to Lessee; (ii) if Lessee abandons the Premises without payment of rent; (iii) if this Lease or the Premises or any part of the Premises is taken upon execution or by other process of law directed against Lessee, or is taken upon or subjected to any attachments by any creditor of Lessee or claimant against Lessee, and the attachment is not discharged within ninety (90) days after its levy; (iv) If Lessee files a petition in bankruptcy or insolvency or for reorganization or arrangement under the bankruptcy laws of the United States or under any insolvency act of any state, or is dissolved, or makes an assignment for the benefit of creditors: (v) if an involuntary proceeding under any bankruptcy law or insolvency act or for the dissolution of Lessee are instituted against Lessee, or a receiver or trustee is appointed for all substantially all of Lessee's property, and such proceeding is not dismissed or the receivership or trusteeship is not vacated within ninety (90) days after institution or appointment: or (vi) if Lessee defaults in the performance or observance of any other material term, covenant, or condition under this Lease and Lessee fails to cure such default within thirty (30) days after written notice to Lessee (of, if such default is incapable of being cured within such thirty (30) day period, Lessee fails to commence curing such default within such thirty (30) day period).

          12.2 Remedies. If any one or more events of default set forth in Paragraph 12.1 occurs, then Lessor may give Lessee written notice of its intention to terminate this Lease, whereupon Lessee's right to possession of the Premises will cease and this Lease will be terminated as of the date fixed in the notice. If this Lease is terminated pursuant to the provisions of this Paragraph 12.2, Lessee will be liable to Lessor for damages in an amount equal to the Rent and all other sums that would been owing by Lessee under this Lease for the balance of the then current Term if this Lease had not been terminated, less the net proceeds, if any, of any reletting of the Premises by Lessor subsequent to the termination. Lessor will be entitled to collect damages from Lessee monthly on the days on which the Rent and other amounts would have been payable under this Lease had not been terminated. In the event this Lease is terminated as set forth herein, Lessor shall use commercially reasonable efforts to relet the Premises in order to mitigate Lessees' damages.

          13. Broker's Fee. Lessor and Lessee each hereby represent and warrant to the other that, other than The Flynn Company, on behalf of Lessor, neither has dealt with any broker or agent in connection with the Lease or its negotiation. Lessee hereby agrees do indemnify, defend and hold Lessor harmless from and against any and all costs, expenses and liabilities (including actual attorney's fees and costs, and court costs)for any compensation, commission or fees claimed by any broker or agent (other than The Flynn Company) in connection with the Lease or its negotiation based upon any act of Lessee. Lessor hereby agrees to indemnify, defend an hold Lessee harmless from and against any and all costs, expenses and liabilities (including actual attorney's fees and costs, and court costs) for any compensation, commission or fees claimed by any broker or agent (other than t The Flynn company) in connection with the Lease or its negotiation based upon any act of Lessor.

          14. Estoppel Certificate. Within no more than twenty (20) days after written request by Lessor, Lessee will, at no cost to Lessor, execute, acknowledge, and deliver to Lessor, to the extent such statement is true and correct, a certificate stating: (i) that this Lease is unmodified and in full force and effect, or if the Lease is modified, the nature of such modification accompanied by a copy of any modification agreement; (ii) the date to which rental and other sums payable under this Lease have been paid; (iii) that Lessee has accepted and occupied the Premises; (iv) that Lessee has no claim or offset against Lessor, or, if it does, stating the nature of such claim or offset; and (v) other matters as may be reasonably requested by Lessor and acceptable to Lessee. Any certificate may be relied upon by any prospective purchaser of the Premises and any prospective mortgagee or beneficiary under any deed of trust or mortgage encumbering the Premises.

          15. Severability. The invalidity of any provision of this Lease, as determined by a court or government agency of competent jurisdiction, shall in no way affect the validity of any other provision hereof.

          16. Notices. Any notice, request, demand, consent, approval, or other communication required or permitted under this Lease shall be in writing and shall be deemed to have been given (i) when personally delivered by courier (or by guaranteed overnight delivery service), (iii) when served pursuant to the Federal Rules of Civil Procedure, or (iii) on the day, as determined by the postmark, it is deposited in any depository regularly maintained by the United States postal services, postage prepaid, certified or registered mail ,return receipt requested, addressed to or
     (iv) via telefax:

          Lessor:                  Dunwoody Associates
                                   55 Country Club Drive
                                   Downingtown, PA 19355-3062
                                   ATTN: Jack R. Loew

          Lessee:                  Mr. Myles Tasman
                                   Golden American Life Insurance Company
                                   1001 Jefferson Street
                                   Suite 400
                                   Wilmington, DE 19801

          With a copy to:          Mr. Ben Chernow
                                   Golden American Life Insurance Company
                                   1001 Jefferson Street
                                   Suite 400
                                   Wilmington, DE 19801

     Either Lessor or Lessee may change its address or addressee by giving prior written notice according this Paragraph.

          17. Waivers. No waiver of any condition or agreement in this Lease by either Lessor or Lessee will imply or constitute a further waiver by such party of the same or any other condition or agreement. If this Lease is assigned, of if the Premises or any part of the Premises are sublet or occupied by anyone other than Lessee, Lessor may collect Rent from the assignee, sublessee, or occupant as Lessee.

          18. Recording. Either Lessor or Lessee shall, upon request of the other, execute, acknowledge and deliver to the other a short form memorandum of this Lease for recording purposes. The party requesting recordation shall be responsible for payment of any fees applicable thereto.

          19. Surrender. Lessee shall, upon expiration or termination of this Lease, promptly surrender the Premises in good order and condition, normal wear and tear excepted.

          20. No right to Holdover. If Lessee fails to surrender the Premises upon the expiration or earlier termination of the Term, without the express written consent of Lessor, Lessee shall become a month-to-month tenant at a rental rate equal to one hundred fifty percent (150%) of the Base Rent payable by Lessee for the month immediately preceding such expiration or earlier termination, and Lessee shall remain responsible for the payment of all other monetary obligations due and payable by Lessee under the Lease.

     Acceptance by Lessor of any rent after such expiration or earlier termination of the Term shall not result in any renewal or extension of the Term.

          21. Cumulative Remedies. No remedy or election hereunder shall be deemed exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.

          22. Binding Effect: Choice of Law. This Lease shall be binding upon the parties, the personal representatives, successors and assigns and be governed by the laws of the Commonwealth of Pennsylvania. Any litigation between the parties hereto concerning this Lease shall be imitated in the County in which the Premises are located.

          23. Subordination; Attornment; Non-Disturbance.

          23.1 General. This Lease and Lessee's rights hereunder are subject and subordinate to any first mortgage, first deed of trust, or other first lien encumbrance or indenture, together with any renewals, extensions, modifications, consolidations and replacements thereof, which nor or at any subsequent time affect the Premises, any interest of Lessor in the Premises, and Lessor's interest in this Lease and the estate created by this Lease (except to the extent that any such instrument expressly provides that this Lease is superior to it). Lessee will execute, acknowledge and deliver to Lessor at any time and from time to time, upon demand by Lessor, any reasonable documents s may be requested by Lessor, any ground Lessor or underlying Lessor, or any mortgage lender, or holder of any other instrument described in this subsection, to confirm or effect such subordination.

          23.2 Attornment. If any mortgage lender or holder of any similar instrument described in Paragraph 23.1 above succeeds to Lessor's interest in the Premises, Lessee shall pay to it all Rents subsequently payable under this Lease, and Lessee shall, upon request of anyone so succeeding to the interest of Lessor, automatically become the lessee of, and attorn to, the successor in interest without change in this Lease. Upon request by the successor in interest and without cost to Lessor or the successor in interest, Lessee shall execute, acknowledge and deliver an instrument or instruments confirming such attornment. Such instrument or attornment shall also provide that the successor in interest shall not disturb Lessee in its use of the Premises in accordance with this Lease so long as Lessee is not in material default hereunder.

          23.3. Non-Disturbance. With respect to any security instruments described in Paragraph 23.1 above entered into by Lessor after the execution of this Lease, Lessee's subordination of this Lease shall be subject to receiving a commercially reasonable non-disturbance agreement from the beneficiary of such security instrument which provides that Lessee's possession of the Premises and this Lease will not be disturbed so long as Lessee is not material default hereunder and attorns to the record owner of the Premises. Further, within sixty (60) days after the execution of this Lease, Lessor shall use commercially reasonable efforts to obtain a non-disturbance agreement from the holder of any pre-existing security instrument relating to the Premises.

          24. Signage. The graphics, materials, color, design lettering, lighting, size, quality, specifications and exact location of Lessee's signage, if any, shall comply with all applicable law and Park Covenants affecting the Premises. At the expiration or earlier termination of the Lease, Lessee shall, at Lessee's sole cost and expense, cause such signage to be removed from the Premises (including the removal of any lingering sign identification on the Building and/or the Premises where such signage was located), and Lessee will repair any damage to the Premises caused by such removal. If Lessee fails to remove such signage and repair any such damage to the Premises within thirty (30) days after any termination or expiration of the Lease, then Lessor may perform such work, and all reasonable costs and expenses incurred by Lessor shall be reimbursed by Lessee within thirty (30) days after Lessee's receipt of Lessor's written demand therefor.

          25. Quiet Possession. So long as Lessee is not in material default of this Lease, Lessee's quite and peaceful enjoyment of the Premises shall not be disturbed or interfered with by Lessor or by any person claiming by, through or under Lessor.

          26. Time of the Essence. Time is of the essence with regard to the performance of all obligations to be performed or observed by the parties.

          27. Entire Agreement. This Lease Agreement, including any and all exhibits and attachments hereto, constitutes the entire understanding between Lessor and Lessee with respect to the subject matter hereof.

          28. Amendments. This Lease may be amended only in writing signed by the parties in interest at the time of the modification.

          IIN WITNESS WHEREOF, Lessor and Lessee have executed this Lease Agreement as of the date first written above.

     ATTEST/WITNESS:                              LESSOR:
                                                  DUNWOODY ASSOCIATES
                                                  by JRL PROPERTIES, Inc.,
                                                  its general partner


     ________________________________             By:  /s/ Jack R. Loew
                                                       ----------------------
                                                       Jack R. Loew, President


                                                  LESSEE:
                                                  GOLDEN AMERICAN LIFE. INS. CO.


     ________________________________             By : /s/ Terry Kendall
                                                       -----------------
                                                       Terry Kendall, President

                                   EXHIBIT "C"

                              LESSOR IIMPROVEMENTS

                             (Intentionally Omitted)

                                   EXHIBIT "D"

                              LESSOR IIMPROVEMENTS

                             (Intentionally Omitted)

                                   EXHIBIT "F"

                          ESTIMATED OPERATING EXPENSES

                     GOLDEN AMERICAN LIFE INSURANCE COMPANY


REAL ESTATE TAXES                                            $1.60
INSURANCE                                                      .10
LANDSCAPE MAINTENANCE                                          .18
SNOW REMOVAL                                                   .15
WATER/SEWER                                                    .15
BUILDING MAINTENANCE                                           .45
TRASH REMOVAL                                                  .15
HVAC MAINTENANCE                                               .10
ELEVATOR MAINTENANCE                                           .09
PARKING LOT MAINTENANCE                                        .08
JANITORIAL                                                     .80
MANAGEMENT                                                     .25
                                                           -------
TOTAL                                                        $4.10

                                   EXHIBIT "E"

                        CONFIRMATION OF LEASE AGREEMEN T

     THIS CONFIRMATION OF LEASE AGREEMENT ("Agreement") dated _________, _____, is hereby executed by the undersigned "Lessor" and "Lessee" (as both terms are hereinafter defined), and is attached to and made a part of that certain Lease Agreement dated _________, _____ (the "Lease") between ________________________________, a ________________________________ ("Lessor"),
and    ________________________________,    a   ________________________________
("Lessee").

     The  undersigned,   Lessor  and  Lessee,  hereby  confirm  and  verify  the
following:

     1. _________, _____ is hereby confirmed to be the Commencement Date of the Original Term of the Lease;

     2. _________, _____ is hereby confirmed to be the Expiration Date of the Original Term of the Lease,

     3. US$____________ is the monthly Base Rent payable for the Original Term of the Lease; and

     4. _______________ s. f. is hereby confirmed as the final square footage of the Building on the Premises.

     Except as set forth herein, the Lease remains unmodified and in full force and effect. In the event of any conflict between the terms of this Agreement and the Lease, this Agreement shall supersede and control.

     ATTEST/WITNESS:                          LESSOR:


     ________________________________         By: ______________________________
                                              Name:
                                              Title:


                                              LESSEE:


     ________________________________         By :______________________________
                                              Name:
                                              Title:

                               EXHIBIT "B" - SPEC

                           THREE-STORY OFFICE BUILDING

                                 GOLDEN AMERICAN

                            GLENLOCH CORPORATE CAMPUS
                   West Whiteland Township, Chester County, PA

                         Project Outline Specifications
                                  April 3, 1998

     GENERAL REQUIREMENTS

     Summary of Work: Lessor will construct a 65,000 s.f. three-story office building. The building design will allow for future expansion on the south wall. The core facilities (i.e. lobby, elevators, restrooms,) for the entire building (initial construction and future expansion) are provided for in the shell building. The electric service, water service, and sewer service laterals are sized for 125,000 s.f. The HVAC will be a VAV type system.

     Alternates: (1) To construct an additional 30,000 s.f. and (2) construct an additional 60,000 s.f. after the completion and occupancy of the initial building.

     Permits and Inspections: Lessor will obtain and pay for all permits required from the Pennsylvania State Labor and Industry and the Township. Geotechnical monitoring of the site and building including soils compaction data, footing bottom inspection, and concrete testing are also included as required.

     Construction Facilities and Services: A superintendent will be provided to monitor and supervise the day-today construction activities. The site will have temporary facilities including job trailer and utilities. At the end of the project, Lessor will perform a construction clean-up in preparation for turnover to the Owner.

     Quality Assurance: All work shall be performed in accordance with local and state building codes and per the recommendations of the applicable building associations.

     Work Not Included in the Contract: The following items are not provided by Lessor in the base contract:


     Interior or exterior signage

     SITEWORK

     General: Lessor will provide all necessary sitework to construct the building.


     Paving and Curbing: All areas designated as driveways or parking areas will be fully curbed and paved and striped in accordance with the configuration and specification shown on the site plan (attached as Exhibit "A").

     Landscaping: Landscaping has been included for the design and installation of trees, plantings and lawns around the building to meet the Township requirements.

     Utilities:   Lessor  shall  provide  and  coordinate  the  installation  of underground water mains for domestic use and fire protection, electric, gas, and telephone services including all required conduits to the building.

     CONCRETE

     General: Lessor will provide all concrete work required for the project in accordance with A.C.I. (American Concrete Institute) general requirements. All concrete shall have a minimum compressive strength of 3000 OSI in 28 days.

     Foundations: Lessor will provide all reinforced concrete retaining walls and column footings required to support floors, walls, and structural members. The footing design assumes a soil bearing capacity of 3000 PSI.

     Slabs: Concrete slabs shall be provided as follows:


      First floor office:                      4" of concrete over 4" of stone
      Second floor office                      3" of concrete on metal deck
      Third floor office:                      3" of concrete on metal deck
      Exterior sidewalks and stops             4" of concrete over 4" of stone

     All slabs shall be reinforced with a minimum of 6/6, 10 x 10 wire mesh.

     MASONRY

     General: The building shall be 4" brick veneer over 8" concrete masonry units (CMU) below the first floor windows and 4" brick veneer on prefabricated structural wall panels above the first floor windows. Elevator, stairtowers, and elevator machine room will be 8" CMU walls.

     METALS

     Structural Steel: Lessor will provide all required steel for the building shell. All structural steel work shall be performed in accordance with the American Institute of Steel Constructions (A.I.S.C.). All steel joists shall be in accordance with the Steel Joist Institute. The roof will be designed for a live snow loaf of 30 pounds per square foot. The second and third floors shall be designed for standard office floor loading of 80 pounds per square foot. The building will be supported by means of a freestanding steel framework designed to provide a minimum drop ceiling height of 9'. Steel bar joists will support the second and third floor slabs and the roof. Lessor will provide all miscellaneous steel consisting of one interior fire towers, one ornamental lobby stair, roof access ladder, and miscellaneous site handrails.

     Metal Panels: Prefabricated wall panels will be installed to create spandrel panels between floors and the wall/roof system above the third floor windows. All panels will be designed under the supervision of a structural engineer.

     CARPENTRY

     Rough Carpentry: Lessor shall furnish and install all miscellaneous carpentry necessary for the construction of soffits.

     THERMAL AND MOISTURE

     Roofing: The roof of the building will be constructed using four ply built-up roofing system over a mechanically fastened R-19 rigid insulation board. All roof areas shall be internally drained. Roof shall have a five (5) year warranty.

     Miscellaneous: Lessor will provide perimeter insulation below grade. 4" batt insulation shall be installed along all exterior walls. Control joints and window systems will be caulked using a two-part polyurethane. A roof hatch and ladder will be provided in a third floor closet.

     Moisture Protection: Lessor shall provide foundation waterproofing at all walls with finished space below grade. A foundation drain will be installed at all walls receiving a moisture protection barrier.

     DOORS AND WINDOWS

     Doors: The standard interior lobby doors shall be full height solid core oak veneer for ingress/egress and hollow metal doors for rated openings (i.e. mechanical rooms). Both will be set in hollow metal frames. Doors shall receive standard duty commercial lever-type hardware Schlage or equal meeting all applicable codes. Panic hardware and exit devices will be provided as required by applicable building codes.

     Glass and Glazing: The building will have six foot high windows manufactured by Kawneer or equal as shown on the sketch. All windows shall be insulated glass with a shading coefficient sufficient to balance the optimal HVAC requirements with adequate natural light. Window analysis to be performed and approved by Lessor and Lessee. The main entrance shall be a two-story curtain wall system with medium style doors with quarter inch glass, tempered as required by code .

     FRAMING AND DRYWALL

     General: All interior drywall walls will be constructed to create the lobby area at the first, second, and third floors, two (2) bathroom facilities will be provided per floor, elevator and mechanical rooms required for the building. Walls will be constructed of 3 5/8" steel studs, 16" on center, with 1/2" drywall on each side. All partitions will e nine feet tall. Insulation for noise control shall be provided in restroom partitions. The walls creating the lobby areas shall be one hour rated. No other partitions or drywall work is provided for the shell portion of the project.

     FINISHES

     A room-by-room finish schedule will ultimately be created by Lessor to be approved by Lessee to proved exact details on all interior finishes within the lobby, bathroom, and core areas. We have included ceramic tile in the restrooms with a 5' high wainscot on the wet wall with Type II vinyl on balance of walls. An upgraded 12 x 12 quarry tile floor will be provided in the first floor lobby. Upgraded carpet will be provided in all other public areas of the lobbies including the lobby stair. An upgraded regular ceiling tile in 7/16" grid is provided in all lobby public areas.

     SPECIALTIES

     General: Bathroom fit-up consisting of mirrors and standard bathroom accessories will be provided in each of the restrooms. Fire extinguishers will be installed throughout the building in accordance with local authorities.

     CONCEYING SYSTEMS

     Elevator: Lessor will furnish and install two (2) 3000# capacity, cab size of approximately 4'3 x 6'8", 3 stop, 125 feet per minute standard car, elevator system manufactured by Schindler or equal.

     MECHANICAL

     Fire Protection: The building will be fully sprinklered in accordance with NFPA 13 (ordinary hazard). All ceilings shall have semi-recessed, chrome plated sprinkler heads. Miscellaneous equipment including main riser with flow and tamper switches, inspector test, fire department connection, and sprinkler cabinet will be installed as required. A smoke evacuation will be installed by Lessor in main lobby and secondary fire tower.

                           THREE-STORY OFFICE BUILDING

                                 GOLDEN AMERICAN

                            GLENLOCH CORPORATE CAMPUS
                   West Whiteland Township, Chester County, PA

                         Project Outline Specifications
                                 March 26, 1998


     GENERAL REQUIREMENTS

     Summary of Work: Lessor will construct a 65,000 s.f. three-story office building. The building design will allow for future expansion on the south wall. The core facilities (i.e. lobby, elevators, restrooms,) for the entire building (initial construction and future expansion) are provided for in the shell building. The electric service, water service, and sewer service laterals are sized for 125,000 s.f. The HVAC will be a will be a water source heat pump system. The cooling towers will be sized for 125,000 s.f. The loop piping will be installed in the 65,000 s.f. initial building. The remaining equipment is not included in the shell (i.e. heat pumps, duct, controls, etc.) and will be installed as part of the tenant fit-out.

     Alternates: (1) To construct an additional 30,000 s.f. and (2) construct an additional 60,000 s.f. after the completion and occupancy of the initial building.

     Permits and Inspections: Lessor will obtain and pay for all permits required from the Pennsylvania State Labor and Industry and the Township. Geotechnical monitoring of the site and building including soils compaction data, footing bottom inspection, and concrete testing are also included as required.

     Construction Facilities and Services: A superintendent will be provided to monitor and supervise the day-today construction activities. The site will have temporary facilities including job trailer and utilities. At the end of the project, Lessor will perform a construction clean-up in preparation for turnover to the Owner.

     Quality Assurance: All work shall be performed in accordance with local and state building codes and per the recommendations of the applicable building associations. Lessor will warrant all work for a period of one year from the time of substantial completion.

     Work Not Included in the Contract: The following items are not provided by Lessor in the base contract:

     Interior or exterior signage

     SITEWORK

     General: Lessor will provide all necessary sitework to construct the building.


     Paving and Curbing: All areas designated as driveways or parking areas will be fully curbed and paved and striped in accordance with the configuration and specification shown on the site plan.

     Landscaping: Landscaping has been included for the design and installation of trees, plantings and lawns around the building to meet the Township requirements.

     Utilities: Lessor shall provide and/or coordinate the installation of underground water mains for domestic use and fire protection, electric, gas, and telephone services to the building.

     CONCRETE

     General: Lessor will provide all concrete work required for the project in accordance with A.C.I. (American Concrete Institute) general requirements. All concrete shall have a minimum compressive strength of 3000 OSI in 28 days.

     Foundations: Lessor will provide all reinforced concrete retaining walls and column footings required to support floors, walls, and structural members. The footing design assumes a soil bearing capacity of 3000 PSI.

     Slabs: Concrete slabs shall be provided as follows:

      First floor office:                      4" of concrete over 4" of stone
      Second floor office                      3" of concrete on metal deck
      Third floor office:                      3" of concrete on metal deck
      Exterior sidewalks and stops             4" of concrete over 4" of stone

     All slabs shall be reinforced with a minimum of 6/6, 10 x 10 wire mesh.

     MASONRY

     General: The building shall be 4" brick veneer over 8" concrete masonry units (CMU) below the first floor windows and 4" brick veneer on prefabricated structural wall panels above the first floor windows. Elevator, stairtowers, and elevator machine room will be 8" CMU walls.

     METALS

     Structural Steel: Lessor will provide all required steel for the building shell. All structural steel work shall be performed in accordance with the American Institute of Steel Constructions (A.I.S.C.). All steel joists shall be in accordance with the Steel Joist Institute. The roof will be designed for a live snow loaf of 30 pounds per square foot. The second and third floors shall be designed for standard office floor loading of 80 pounds per square foot. The building will be supported by means of a freestanding steel framework. Steel bar joists will support the second and third floor slabs and the roof. Lessor will provide all miscellaneous steel consisting of one interior fire towers, one ornamental lobby stair, roof access ladder, and miscellaneous site handrails.

     Metal Panels: Prefabricated wall panels and partial roof/wall panels will be installed to create spandrel panels between floors and the wall/roof system above the third floor windows. All panels will be designed under the supervision of a structural engineer.

     CARPENTRY

     Rough Carpentry: Lessor shall furnish and install all miscellaneous carpentry necessary for the construction of soffits.

     THERMAL AND MOISTURE

     Roofing: The roof of the building will be constructed using four ply built-up roofing system over a mechanically fastened R-19 rigid insulation board. All roof areas shall be internally drained. Roof shall have a five (5) year warranty.

     Miscellaneous: Lessor will provide perimeter insulation below grade. 4" batt insulation shall be installed along all exterior walls. Control joints and window systems will be caulked using a two-part polyurethane. A roof hatch and ladder will be provided in a third floor closet.

     Moisture Protection: Lessor shall provide foundation waterproofing at all walls with finished space below grade. A foundation drain will be installed at all walls receiving a moisture protection barrier.

     DOORS AND WINDOWS

     Doors: All interior lobby doors shall be solid core oak veneer for ingress/egress and hollow metal doors for rated openings (i.e. mechanical rooms). Both will be set in hollow metal frames. Doors shall receive standard duty commercial lever-type hardware Schlage or equal meeting all applicable codes. Panic hardware and exit devices will be provided as required by applicable building codes.

     Glass and Glazing: The building will have six foot high windows manufactured by Kawneer or equal as shown on the sketch. All windows shall be insulated glass set in dark bronze thermal break aluminum frames. The main entrance shall be a two-story curtain wall system with medium style doors with quarter inch glass, tempered as required by code.

     FRAMING AND DRYWALL

     General: All interior drywall walls will be constructed to create the lobby area at the first, second, and third floors, two (2) bathroom facilities will be provided per floor, elevator and mechanical rooms required for the building.

Walls will be constructed of 3 5/8" steel studs, 16" on center, with 1/2" drywall on each side. All partitions will e nine feet tall. Insulation for noise control shall be provided in restroom partitions. The walls creating the lobby areas shall be one hour rated. No other partitions or drywall work is provided for the shell portion of the project.

     FINISHES

     A room-by-room finish schedule will ultimately be created by Lessor to be approved by Lessee to proved exact details on all interior finishes within the lobby, bathroom, and core areas. We have included ceramic tile in the restrooms with a 5' high wainscot on the wet wall. An upgraded 12 x 12 quarry tile floor will be provided in the first floor lobby. Upgraded carpet will be provided in all other public areas of the lobbies including the lobby stair. An upgraded tegular ceiling tile in 7/16" grid is provided in all lobby public areas.

     SPECIALTIES

     General: Bathroom fit-up consisting of mirrors and standard bathroom accessories will be provided in each of the restrooms. Fire extinguishers will be installed throughout the building in accordance with local authorities.

     CONCEYING SYSTEMS

     Elevator: Lessor will furnish and install two (2) 2500# capacity, cab size of approximately 4'3 x 6'8", 3 stop, 125 feet per minute standard car, elevator system manufactured by Schindler or equal.

     MECHANICAL

     Fire Protection: The building will be fully sprinklered in accordance with NFPA 13 (ordinary hazard). All ceilings shall have semi-recessed, chrome plated sprinkler heads. The tenant area is an open ceiling and will have upright brass-heads. Miscellaneous equipment including main riser with flow and tamper switches, inspector test, fire department connection, and sprinkler cabinet will be installed as required. A fire booster pump or other specialty fire equipment is not included.

     Plumbing: The roof water will be internally drained, collected and distributed to the storm water management system. Domestic water distribution and sanitary sewer piping is provided as shown on the drawings. We have included
(30) lavatories, (30) water closets with flush valves, (3) water coolers, (3) water heaters, (3) floor drains, (3) janitor's sinks, and (4) hose bibs.

     HVAC: The HVAC system will be a closed loop water source heat pump with cooling tower mounted on the roof. The main water loop, chiller, boiler make-up air units, and miscellaneous equipment will be provided in the shell building. All other equipment including heat pumps, ductwork diffusers and controls to complete the system will be included with the fit-out portion of the project. All work shall be in accordance with ASHREA and SMACNA standards. The system shall be designed to maintain space conditions for occupied areas as follows:

   Summer: 75 degree dry bulb with 50% maximum relative humidity, at an outdoor temperature of 95 degrees dry bulb.

   Winter: 70 degree dry bulb with 50% maximum relative humidity, at an outdoor temperature of 0 degree dry bulb.

     Outdoor air will be introduced at the rate of 5% of the total supply CFM. The required amount of total supplied air shall be a minimum of five (5) air changes per hour. Exhaust fans will be provided in each bathroom.

     Work Not Included in the Contract: The following items are not provided by Lessor in the base contract:

       Mechanical work within tenant spaces other than specified above Humidification control
       Computerized Energy Management Systems

     ELECTRICAL

     Service and Distribution: Lessor will perform all work not provided by the power company to supply a 277/480V - 3pphase electric service. This includes primary and secondary work and distribution switchgear. A 1600 amp service will be provided. This service is of adequate size to accommodate the base building and the 60,000 s.f. expansion.

     Lighting: Upgraded interior lobby lighting is included. Fluorescent strip lighting will be installed in the mechanical and elevator machine room. (24) high hats are included in the exterior soffit.

     Power: Lobby and corridor convenience receptacles are included. Bathrooms will have ground fault type receptacles.

     Emergency Systems: We have included all battery type emergency and exit lighting required by applicable building codes plus a building code fire alarm system. This system is expandable to accommodate the future requirements of the expansion and the tenant fit-out.

     Work Not Included in the Contract: The following items are not provided by Lessor in the base contract:

       Electrical Work to Future Tenant Spaces
       Emergency Generator or Uninterrupted Power Sources
       Computer or Telecommunications Wiring or Devices
       Security, or Entrance Alarm Systems
       Specialty or Decorative Lighting

     END OF SPECIFICATION

                           THREE-STORY OFFICE BUILDING

                                 GOLDEN AMERICAN

                            GLENLOCH CORPORATE CAMPUS
                   West Whiteland Township, Chester County, PA

                     Interior Fit-Up Outline Specifications
                                 March 26, 1998


     GENERAL REQUIREMENTS

     Summary of Work: Lessor will construct a 65,000 s.f. three-story office building. The core facilities (i.e. lobby, elevators, restrooms,) for the entire building were provided for in the shell building. It assumed that the bulk of the fit-up will be constructed using the standard office finishes with approximately 3,000 s.f. of upgraded finish are.

     Permits and Inspections: Lessor will obtain and pay for all permits required from the Pennsylvania State Labor and Industry and the Township as required for the fit-up.

     Quality Assurance: All work shall be performed in accordance with local and state building codes and per the recommendations of the applicable building associations. Lessor will warrant all work for a period of one year from the time of substantial completion.

     FRAMING AND DRYWALL

     General: An allowance for 6,000 linear feet of drywall partitions is included. Walls will be constructed of 3 5/8" metal studs, 16" on center with 1/2" drywall on each face. Partitions in the office area will be nine feet tall. Insulation for noise control shall be provided around bathrooms, lunchrooms, and conference rooms.

     FINISHES

     Generals: All finishes shall be chosen from Lessor's standard selections. Lessor will assist the Owner in the design and coordination of the interior finishes. Below is a list of standard finish materials.

     STANDARD FINISH MATERIALS

     Offices, Conference Rooms, General Areas

     Flooring:   28 ounce level loop carpeting
                 Manufactures: Patchcraft, Designweave, J & J Industries, or equal

     Wall Base:  4" vinyl cove base, 1/8 thick material.
                 Manufactures: Roppe, Jonsonite, or equal.

     Walls:      Painted with a minimum of two coats flat latex paint.
                 Manufactures: Shervin Williams, Duron, Benjamin Moore, or equal.

     Ceilings:   2 x 4 white lay-in ceiling tiles, fissured mainboard, white, with 15/16" white aluminum grid.
                 Manufactures: Armstrong, USG, Celtoex, or equal.

     Lunch Rooms/Cafeteria/Coffee Area

     Flooring:   12" x 12" vinyl composition floor tile (VCT)
                 Manufactures: Armstrong, Mannington, or equal.

     Wall, Base,
     Walls, Ceiling:   Same as above.

     Casework:   Kitchen/bathroom counters and cabinets shall have laminate surfaces.
                 Manufactures: Formica, Nevamar, Wilsonart, or equal.

     UPGRADED FINISHES

     Flooring:   28-32 ounce cut pile carpeting with decorative accent
                 bordering.
                 Manufactures: Patchcraft, Designweaeve, J & J Industries, or equal.

     Wall Base:  Carpet base.
                 Standard profile wood base.

     Walls:      Type I vinyl wallcovering.

     Ceilings:   2' x 2' tegular edge decorative ceiling.

     Lighting:   Combination of parabolic light fixturing and/or hi-hat lighting with appropriate switching.



     SPECIALTIES

     General: Lessor will provide 1" mini blinds.

     Work Not Included in the Contract: The following items are not provided by Lessor in the base contract:

       Built-in furniture or reception desk.

     MECHANICAL

     Fire  Protection:  Lessor  will  modify  the  shell  sprinkler  system  to accommodate the fit-up.

     Plumbing:          The bulk plumbing is provided in the shell construction.
                        We will provide one (1) coffee station per floor including all plumbing requirements.

     HVAC: Lessor will complete the HVAC for the space inclusive of the supply and installation of water source heat pumps (to be connected to the loop system installed in the shell), ductwork, diffusers, grilles, and controls as required for a compete system.

     ELECTRICAL

     Lighting: Lessor will provide 2' x 4' lay-in fluorescent light fixtures with acrylic prismatic lens covers to create minimum 65 foot candle level in the office areas. All light fixtures will be provided with energy efficient ballast. Each office will have a minimum of one light switch.

     Power: Receptacles will be provided in the ratio of one (1) receptacle for each one hundred and twenty-five square feet of open office team. A minimum of two (2) receptacles will be installed in each office or room.

     Emergency Systems: We have included all emergency and exit lighting required by applicable building codes.

     Work Not Included in the Contract: The following items are not provided by Lessor in the base contract:

       Distribution to, or hook-up of, Owner supplied landscape partitions. Emergency generator or uninterrupted power sources.
       Computer or telecommunications wiring or devices.

     END OF SPECIFICATION

                                                                 EXHIBIT 10.A(p)




                       FIRST AMENDMENT TO LEASE AGREEMENT

     This first Amendment to Lease Agreement ("First Amendment") made this 4th day of November, 1998, by and between DUNWOODY ASSOCIATES, a Pennsylvania limited partnership ("Lessor") and GOLDEN AMERICAN LIFE INSURANCE COMPANY ("Lessee").


                                   BACKGROUND

     Lessor and Lessee executed a document entitled Lease Agreement, dated ______, a true and correct copy of which is attached hereto as Exhibit "A" and incorporated herein by reference (the "Original Lease Agreement").

     Lessor and Lessee wish to amend the terms of the Original Lease Agreement as set forth herein.

     NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:

     1. Premises. Subsection 1.1 of the Original Lease Agreement is hereby deleted ad replaced with the following:

          Lessor hereby leases to Lessee and Lessee hereby leases from Lessor that certain real property consisting of approximately 15.87 acres, including the building located thereon as such is to be expanded (the "Building") on the property commonly known as Lot G of the Glenlock Corporate Campus, West Whiteland Township, Chester County, Pennsylvania as more particularly described and depicted on Exhibit "A" hereto (the "Premises"). For the purposes of this Lease, the Building is divided into four (4) different areas as follows:

          a. An area containing approximately 65,000 square feet located on the three floors of the existing Building as depicted on Exhibit "B" hereto and labeled thereon as the Original Lease Area (the "Original Lease Area").

          b. An area containing approximately 20,000 square feet to be located on one full floor of the Building as such is to be expanded and as depicted on Exhibit "B" hereto and labeled thereon as the First Expansion Are (the "First Expansion Area"); and

          c. An area containing approximately 20,000 square feet to be located on one full floor of the Building as such is to be expanded and as depicted on Exhibit "B" hereto and labeled thereon as the Second Expansion Are (the "Second Expansion Area"); and

          d. An area containing approximately 20,000 square feet to be located on one full floor of the Building as such is to be expanded and as depicted on Exhibit "B" hereto and labeled thereon as the Third Expansion Are (the "Third Expansion Area") (the "First Expansion Area, Second Expansion are sometimes referred to herein collectively as the "Expansion Areas" and singularly as an "Expansion Area").

     2. Proportionate Share of Operating Expenses. Section 1.1.1. of the Original Lease Agreement is deleted and is replaced with the following:

          Tenant shall pay 100% of the Operating Expenses subject to the following adjustment for real estate attributable to the land whereon the Building (as such is to be expanded) is located:

          52% from February 1, 1999 to May 31, 1999 and

          68% from June 1, 1999 to September 31, 1999 (the "First Expansion Adjustment"), and

          84% from January 1, 2000 to May 31, 2000 (the "Second Expansion Adjustment"), and

          100% from June 1, 2000 to the Termination Date as such may be extended (the "Third Expansion Adjustment") (the First Expansion Adjustment, the Second Expansion Adjustment and the Third Expansion Adjustment are collectively referred to herein as the "Adjustments").

     If the Lessee occupies the First Expansion Area prior to June 1, 1999 or the Second Expansion Are prior to January 1, 2000 or the Third Expansion Area prior to June 1, 2000, the above Adjustments in the Lessee's prorate share of the exterior common are maintenance shall be adjusted as of the date the Lessee commences occupancy of a specific Expansion Area rather than the dates set forth above. Notwithstanding the preceding, the Lessee shall pay 100% of all other Operating Expenses including 100% of all real estate taxes attributable to the Building as such is to be expanded

     Additionally, the Lessee's prorate share of the exterior common area maintenance shall be based upon the square footage of the Building (as such may be expanded) to the square footage of all buildings on Lots "G" and "H" now or thereafter constructed except as to the cost of maintaining, including landscaping, of the common entrance which shall be based upon the square footage of the Building as such may be expanded to the square footage of all buildings now of hereafter constructed on Lots "F", "G" and "H".

     3. Option to Expand. Section 1.6. of the Original Lease Agreement is hereby deleted in its entirety.

     4. Term. Section 2.1. of the Original Lease Agreement is deleted in its entirety and replaced with the following:

     The Original Term of this Lease shall commence on substantial completion of the Original Lease Are (the "Commencement Date") and end on May 31, 2010 (the "Termination Date"). The Original Lease Area as well as any one or more of the Expansion Areas shall be considered substantially completed when the are in question is ready and available for Lessee's use improved in accordance with Lessee's Fit-Up Plans (as hereafter defined) for such, and a certificate of occupancy has been issued for such are. Upon Lessee's submission of written punchlist items to Lessor, Lessor shall use its best efforts to correct and complete such punchlist items at Lessor's sole cost and expense as detailed in Sections 2.4 and 2.5 of the Original Lease Agreement.

     5. Rent. Subsections 3.3 and 3.4 of the Original Lease Agreement are hereby deleted and replaced with the following:

     The monthly Base Rent for the Original Term and the Option Terms shall be as follows:


                                                                   Annual Base          Monthly Installment
                                                                    Base Rent               Of Base Rent
               Period                         Area                (per Sq. Ft.)

       2/1/1999 to 5/31/1999                 65,000                  $ 15.25                 $   82,604.17
       6/1/1999 to 12/31/1999                85,000                  $ 15.25                  $ 108,020.83
       1/1/2000 to 5/31/2000                105,000                  $ 15.25                  $ 133,437.50
       6/1/2000 to 5/31/2005                125,000                  $ 15.25                  $ 158,854.17
       6/1/2005 to 5/31/2010                125,000                  $ 16.50                  $ 171,875.00
       6/1/2010 to 5/31/2015                125,000                  $ 18.15                  $ 189,062.50
       6/1/2015 to 5/31/2020                125,000                  $ 20.00                  $ 208,333.33


     The Adjustments in the Base Rent on June 1, 1999, January 1, 2000 and June 1, 2000 are based upon the Lessee commencing occupancy of the First Expansion Are by June 1, 1999, the Second Expansion Are by January 1, 2000 and Third Expansion Are by June 1, 2000.

     Accordingly:

          (a) The First Expansion Area Start Date and Completion Date should be no later than June 1, 1999, unless Lessee fails to provide Lessor with Lessee's Fit-Up Plans for the First Expansion Area on or before May 15, 1999. If the

          First Expansion Area is not substantially completed by June 1, 1999, the First Expansion Are Start Date shall be extended until the date the First Expansion Are is substantially completed unless Lessee fails to provide Lessor with Lessee's Fit-Up Plans for the First Expansion Are by January 15, 1999 in which event, the First Expansion Area Start shall be June 1, 1999 rather than the date the First Expansion Area is substantially completed.

          (b) The second Expansion Area Start Date is January 1, 2000 provided the Second Expansion Area is substantially completed by then, unless Lessee fails to provide Lessor with Lessee's Fit-Up Plans for the Second Expansion Are on or before the last day of September 1999. If the Second Expansion Area is not substantially completed by January 1, 2000, the Second Expansion Area Start Date shall be extended until the date the Second Expansion Area is substantially completed unless Lessee fails to provide Lessor with Lessee's Fit-Up Plans for the Second Expansion Area by the last day of September 1999 in which event, the Second Expansion Area Start Date shall be January 1, 2000 rather than the date the Second Expansion is substantially completed.

          (c) The Third Expansion Area Start Date is June 1, 2000 provided the Third Expansion Area is substantially completed by then, unless Lessee fails to provide Lessor with Lessee's Fit-Up Plans for the Third Expansion Area on or before the last day of February 2000. If the Third Expansion Area is not substantially completed by June 1, 000, the Third Expansion Area Start Date shall be extended until the date the Third Expansion Area is substantially completed unless Lessee fails to provide Lessor with Lessee's Fit-Up Plans for the Third Expansion Area by the last day of February 2000 in which event, the Third Expansion Area Start date shall be June 1, 2000 rather than the date the First Expansion Area is substantially completed. (The First Expansion Area Start Date, the Second Expansion Area Start Date and the Third Expansion Area Start Date are sometimes referred to therein collectively as the "Expansion Area Start Dates" and singularly as an "Expansion Area Start Date".)

          The term, Lessee's Fit-Up Plans, refers to plans, to be prepared by Lessee, at Lessee's expense, detailing the improvements to be made by Lessor to the designated area of the Premises in such form and containing such detail as necessary to permit Lessor, upon payment of the necessary fee, to obtain the permit required to allow Lessor to commence and prosecute completion of construction of the improvements depicted thereon. The First Expansion Are, the Second Expansion Area and the Third Expansion Area shall be considered substantially completed as set forth in Section 4 hereof.

     6. Fit-Up of Expansion Areas.All expansions of the Building include a $25.00 per square foot Lessee Improvement Allowance, which Lessee Improvement Allowance shall be used exclusively for the construction of interior finishes including, but not limited to wiring, phone equipment, security systems, etc. in the Expansion Areas. No additional lobby area will be included in the Expansion Areas. One elevator and additional bathroom fixtures will be included in the Base Building Expansion.

     7. Occupancy of the Expansion Area. Lessee may occupy any one of more of the Expansion Areas prior to the applicable Expansion Area Start Date. In order to do so, Lessee must give the Lessor written notice of Lessee's intention to so occupy a given Expansion Area at least 90 days before the date on which Lessee proposes to commence occupancy with the Lessee's Fit-Up Plans. If Lessee occupies any one or more of the Expansions Areas prior to the applicable Expansion Area Start Date, then Lessee shall pay Lessee's proportionate share of the Operating Expenses applicable to such Expansion Area as set forth in Section 2 hereof and the Base Rent for such Expansion Area shall commence on the date set forth in Section 5 hereof.

     8. Original Lease Agreement. This First Amendment constitutes a part of the Original Lease Agreement. The Original Lease Agreement, except to the extent expressly modified herein, remains in full force and effect. The capitalized terms used herein, unless expressly defined otherwise herein, shall have the definitions ascribed to them in the Original Lease Agreement. To the extent of any conflict between the terms contained herein and those contained in the Original Lease Agreement, the terms contained shall control and prevail. The term "Lease" refers to the Original Lease Agreement, the Exhibits thereto, and this First Amendment.

     IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have executed this document the date and year First Expansion Area above written.

                                                      LESSOR:

     WITNESS/ATTEST:                                  Dunwoody Associates


     ______________________________                   By:/s/  Jack R. Lowe
                                                         -----------------------
                                                         Jack R. Lowe, President


                                                       LESSEE:

                                                       Golden American Life
                                                       Insurance Company


                                                      By:/s/
                                                         -----------------------

                                                                 EXHIBIT 10.A(q)


                       SECOND AMENDMENT TO LEASE AGREEMENT

     This Second Amendment to Lease Agreement ("Second Amendment") made this 1st day of June, 2000, by and between DUNWOODY ASSOCIATES, a Pennsylvania Limited Partnership ("Lessor") and GOLDEN AMERICAN LIFE INSURANCE COMPANY ("Lessee").

                                   BACKGROUND

     Lessor and Lessee executed a document entitled Lease Agreement, date 4/6/98 and incorporated herein by reference (the "Original Lease Agreement"), and the First Amendment to the Lease Agreement date November 4, 1998.

     Lessor and Lessee wish to amend the terms of the Original Lease Agreement as set forth herein.

     NOW; THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:

          1. Rent - Subsection 3.6. of the Original Lease Agreement is hereby amended to allow the Tenant to pay the following expenses directly to vendors/contractors in lieu of reimbursing the Landlord as part of Operating Expense Adjustment;
          a. Water and Sewer Usage
          b. Tenant  Trash Removal
          c. HVAC Maintenance Expense
          d. Tenant Janitorial

     The monthly estimated Operating Expense Allowance shall be adjusted to reflect the above changes.

     All other terms and conditions remain unchanged and in full force and effect.

     IN WITNESS WHEREOF, Lessor and Lessee have executed this Lease Agreement as of the date first written above.

     ATTEST:                          Lessor: Dunwoody Associates by
                                              JRL Properties, Inc.
                                              its General Partner

     _________________                By:     /s/ Jack R. Lowe
                                              ----------------------------------
                                              Jack R. Lowe, President

     WITNESS:                         Lessee: Golden American Life Ins. Co.


     _________________                By:     /s/  Myles Tashman
                                              ----------------------------------
                                              Myles Tashman, Executive Vice
                                              President, and General Counsel

                                                          Exhibit 14



                 ING Code of Ethics for Financial Professionals

     This ING Code of Ethics for Financial Professionals has been adopted by the boards of the U.S. domiciled insurance companies which are members of the ING family of companies ("ING Companies") and applies to the principal executive officer, chief financial officer and all other finance, accounting, treasury, tax and investor relations professionals ("ING Financial Professionals") serving one or more of the ING Companies, their subsidiaries or affiliates. This Code of Ethics is intended to supplement the ING Americas General Code of Conduct - together these set the standards of personal and professional integrity that we expect ING Financial Professionals to demonstrate in all their activities.

     Financial professionals hold an important and elevated role in corporate governance in that they are vested with the responsibility and authority to protect, balance and preserve the interests of all company stakeholders, including shareholders, customers and employees. ING Financial Professionals are expected to adhere to this Code of Ethics with respect to their individual conduct and advocate its tenets among their peers and colleagues.

     As an ING Financial Professional, you agree to:

          Engage in, promote and reward honest and ethical conduct, including avoidance of actual or apparent conflicts of interest in your personal and professional relationships;

          Disclose to the USFS Chief Compliance Officer any material transaction or relationship that could reasonably be expected to give rise to such a conflict;

          Take all reasonable measures to protect the confidentiality of non-public information obtained or created in connection with ING business activities, unless disclosure of such information is required by law or regulation, or legal or regulatory process;

          Use non-public information obtained or created in connection with ING business activities only for the benefit of the ING companies, not for personal advantage;

          Act as a responsible steward with respect to the use and control of ING assets and resources;

          Produce full, fair, complete, accurate, timely and understandable disclosure in reports and documents that the ING Companies file with or submit to the Securities and Exchange Commission, other regulators and in other public communications made by them;

          Take all reasonable measures to ensure that business and investment transactions are properly authorized and completely and accurately recorded in accordance with applicable GAAP and statutory accounting principles and established company financial policy;

          Comply with all applicable governmental laws, rules and regulations, as well as the rules and regulations of appropriate regulatory and self-regulatory agencies;

          Not attempt to unduly or fraudulently influence, coerce, manipulate, or mislead any authorized audit or interfere with any auditor engaged in the performance of an internal or independent audit of the ING Companies' financial statements or accounting books and records.

     If you become aware of any suspected or known violation of this Code of Ethics or the ING Code of Conduct, you have a duty to report such concerns promptly to the USFS Chief Compliance Officer. You may also submit a concern confidentially and anonymously by accessing the ING Ethics Hotline/Voice Line at 800-555-1853 (detailed access instructions posted on ING Exchange). Your inquiry will be handled discretely and every effort will be made to maintain, within the limits allowed by law, the confidentiality of anyone requesting guidance or reporting suspect behavior or a compliance concern.

     As an ING Financial Professional, you understand that you will be held accountable for your adherence to this Code of Ethics. Your failure to observe its terms may result in disciplinary action, including termination of employment. Violations of this Code of Ethics may also constitute violations of law and may result in civil and criminal penalties for you, your manager and the ING companies. As evidence that you have read and agreed to abide by this Code of Ethics, you must sign and return the Declaration acknowledgment form (delivered along with this Code of Ethics) as instructed on the form.

     A request for a waiver of any provision of this Code of Ethics must be in writing and addressed to the USFS Chief Compliance Officer. No waiver of this Code of Ethics shall be granted without the approval of the board of directors for the relevant ING Company and any waiver shall be disclosed promptly on Form 8-K or any other means approved by the Securities and Exchange Commission.

     The ING Companies intend that this Code of Ethics serve as its written code of ethics under Section 406 of the Sarbanes-Oxley Act of 2002, complying with the standards set forth in the Securities and Exchange Commission Regulation S-K.


                 ING Code of Ethics for Financial Professionals
                              Employee Declaration

     I, (print name) _____________________, have read, reviewed carefully and understand the ING Code of Ethics for Financial Professionals. I understand that observing this Code of Ethics and the ING General Code of Conduct is an integral part of my job responsibilities.

     I understand that any deviation from or violation of this Code of Ethics could cause embarrassment and/or financial harm to ING's interests. I also understand that violation of this Code of Ethics can lead to disciplinary action, up to and including termination of my employment, and civil or criminal charges. I further understand that it is my responsibility to prevent and report any violations.

     I also acknowledge that ING may modify or amend this Code of Ethics from time to time and that, upon receiving written notice of such changes, adherence to them will constitute part of my ongoing job responsibilities.

                                 Code of Ethics


     I understand that this Code of Ethics does not constitute an employment contract or any guarantee of continued employment and that the employment relationship is at will.


Position

Department

Company

Signature

Date

     Please sign and return this form to the USFS Chief Compliance Officer at ING, 151 Farmington Avenue, TS31, Hartford, CT 06156