Form 10-Q
period 2004-03-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2004-05-18
CIK 836658

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004
                                     --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________________ to

      Commission file number  333-57212, 333-104539, 333-104546, 333-104547,
                              333-104548


                     ING USA ANNUITY LIFE INSURANCE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Iowa                                                                  41-0991508
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)

1475 Dunwoody Drive, West Chester, Pennsylvania                       19380-1478
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


Indicate by check ___ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 2004, 250,000 shares of Common Stock, $10 Par Value, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
                    Form 10Q for period ended March 31, 2004


                                      INDEX
                                                                           PAGE
PART I.     FINANCIAL INFORMATION  (Unaudited)

Item 1.     Financial Statements:
            Condensed Statements of Income                                   3
            Condensed Balance Sheets                                         4
            Condensed Statements of Changes in Shareholder's Equity          6
            Condensed Statements of Cash Flows                               7
            Notes to Condensed Financial Statements                          8

Item 2.     Management's Narrative Analysis of the Results of
              Operations and Financial Condition                            42

Item 4.     Controls and Procedures                                         54


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               55

Item 6.     Exhibits and Reports on Form 8-K                                55

Signatures                                                                  56

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)


PART I.   FINANCIAL INFORMATION (UNAUDITED)

Item 1.   Financial Statements

                         Condensed Statements of Income
                                   (Unaudited)
                                   (Millions)


                                                                                  Three months ended March 31,
                                                                                     2004              2003
                                                                                ---------------  ---------------
Revenue:
  Premiums                                                                        $    5.6          $     7.4
  Fee income                                                                         128.9               80.6
  Net investment income                                                              298.5              279.9
  Net realized capital gains (losses)                                                  0.5               (6.7)
  Other income                                                                         2.2                3.8
                                                                                ---------------  ---------------
Total revenue                                                                        435.7              365.0
                                                                                ---------------  ---------------
Benefits, losses and expenses:
  Benefits:
    Interest credited and other benefits to policyholders                            291.0              300.8
   Underwriting, acquisition, and insurance expenses:
     General expenses                                                                 51.8               52.3
     Commissions                                                                     112.3               53.4
     Policy acquisition costs deferred                                              (122.6)             (84.0)
   Amortization of deferred policy acquisition costs and value
     of business acquired                                                             66.3               60.0
   Other:
     Expense and charges reimbursed under modified
       coinsurance agreements                                                          0.6                0.2
     Interest expense                                                                  3.7                3.3
                                                                                ---------------  ---------------
Total benefits, losses and expenses                                                  403.1              386.0
                                                                                ---------------  ---------------
Income (loss) before income taxes and cumulative effect
  of change in accounting principle                                                   32.6              (21.0)
Income tax expense (benefit)                                                          10.0               (7.5)
                                                                                ---------------  ---------------
Net income (loss) before cumulative effect of change
  in accounting principle                                                             22.6              (13.5)
Cumulative effect of change in accounting principle                                   (2.3)                 -
                                                                                ---------------  ---------------
Net income (loss)                                                                 $   20.3         $    (13.5)
                                                                                ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                            Condensed Balance Sheets
                                   (Unaudited)
                          (Millions, except share data)



                                                                                   March 31,       December 31,
                                                                                     2004              2003
                                                                                ---------------  ---------------
Assets
Investments:
   Fixed maturities, available for sale, at fair value (amortized cost of
      $15,695.6 at 2004 and $15,558.3 at 2003)                                    $  16,441.5      $  16,075.5
   Equity securities, at fair value:
     Common stock (cost of $13.5 at 2004 and 2003)                                       13.8             13.7
     Preferred stock (cost of $5.2 at 2004 and $1.5 at 2003)                              5.3              1.7
     Investment in mutual funds (cost of $35.3 at 2004 and $100.5 at 2003)               36.9            104.8
     Mortgage loans on real estate                                                    3,475.6          3,388.7
     Real estate                                                                          4.5              4.5
     Policy loans                                                                       173.4            177.1
     Short-term investments                                                              10.0              0.3
     Other investments                                                                   83.8             56.0
   Securities pledged to creditors (amortized cost of
     $357.8 at 2004 and $22.2 at 2003)                                                  374.6             22.3
                                                                                ---------------  ---------------
Total investments                                                                    20,619.4         19,844.6
Cash and cash equivalents                                                               168.1             65.1
Short-term investments under securities loan agreement                                  396.7             22.9
Accrued investment income                                                               196.3            185.7
Reinsurance recoverable                                                                  20.8             15.4
Receivable for securities sold                                                          288.2             11.7
Deferred policy acquisition costs                                                     1,356.4          1,826.7
Value of business acquired                                                               90.8            111.5
Sales inducements to Contractholders                                                    467.3                -
Due from affiliates                                                                     367.5            117.7
Deferred income tax asset                                                                   -             28.6
Other assets                                                                             21.8             20.1
Assets held in separate accounts                                                     19,714.9         18,220.1
                                                                                ---------------  ---------------
Total assets                                                                      $  43,708.2      $  40,470.1
                                                                                ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                            Condensed Balance Sheets
                                   (Unaudited)
                          (Millions, except share data)



                                                                                   March 31,       December 31,
                                                                                     2004              2003
                                                                                ---------------  ---------------
Liabilities and Shareholder's Equity
Policy liabilities and accruals:
  Future policy benefits and claims reserves                                      $  19,461.0      $  18,781.1
Notes to affiliates                                                                      35.0             35.0
Due to affiliates                                                                        56.1             60.7
Payables for securities purchased                                                       289.4                -
Borrowed money                                                                        1,206.0            607.1
Current income taxes                                                                     14.4             19.4
Deferred income taxes                                                                    32.2                -
Other liabilities                                                                       229.0            209.5
Liabilities related to separate accounts                                             19,714.9         18,220.1
                                                                                ---------------  ---------------
Total liabilities                                                                    41,038.0         37,932.9
                                                                                ---------------  ---------------
Shareholder's equity
   Common stock (250,000 shares authorized, issued and outstanding;
     $10.00 per share value)                                                              2.5              2.5
   Additional paid-in capital                                                         3,812.7          3,812.7
   Accumulated other comprehensive income                                               302.7            190.0
   Retained deficit                                                                  (1,447.7)        (1,468.0)
                                                                                ---------------  ---------------
Total shareholder's equity                                                            2,670.2          2,537.2
                                                                                ---------------  ---------------
Total liabilities and shareholder's equity                                        $  43,708.2      $  40,470.1
                                                                                ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company,
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

             Condensed Statements of Changes in Shareholder's Equity
                                   (Unaudited)
                                   (Millions)



                                                                             Accumulated
                                                             Additional         Other                           Total
                                               Common         Paid-In       Comprehensive      Retained      Shareholder's
                                                Stock         Capital          Income          Deficit          Equity
                                            -------------- --------------- --------------- --------------- ----------------

Balance at December 31, 2002                  $     2.5      $   3,724.0     $      135.1    $(1,512.9)      $    2,348.7
  Contribution of capital                             -             88.7                -            -               88.7
   Comprehensive loss:
     Net loss                                         -                -                -        (13.5)             (13.5)
     Other comprehensive loss net of tax:
         Unrealized loss on securities
            ($154.5 pretax)                           -                -           (100.4)           -             (100.4)
                                                                                                           ----------------
   Comprehensive loss                                                                                              (113.9)
                                            -------------- --------------- --------------- --------------- ----------------
Balance at March 31, 2003                     $      2.5     $   3,812.7     $      34.7     $ (1,526.4)     $    2,323.5
                                            ============== =============== =============== =============== ================

                                              $      2.5     $   3,812.7     $     190.0     $ (1,468.0)     $    2,537.2
Balance at December 31, 2003
   Comprehensive income:
     Net income                                        -               -               -           20.3             20.3
     Other comprehensive income net of tax:
         Unrealized gain on securities
           ($173.4 pretax)                             -               -           112.7              -            112.7
                                                                                                           ----------------
   Comprehensive income                                                                                            133.0
                                            -------------- --------------- --------------- --------------- ----------------
Balance at March 31, 2004                     $      2.5     $   3,812.7     $     302.7     $ (1,447.7)     $   2,670.2
                                            ============== =============== =============== =============== ================



   The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (Millions)


                                                                                  Three months ended March 31,
                                                                                     2004              2003
                                                                                ---------------  ---------------
Net cash provided by operating activities                                         $     950.2      $     887.6

Cash Flows from Investing Activities:
   Proceeds from the sale, maturity, or repayment of:
     Fixed maturities available for sale                                              4,919.8          5,332.7
     Equity securities                                                                   69.0                -
     Mortgage loans on real estate                                                       67.2            128.2
   Acquisition of investments:
     Fixed maturities available for sale                                             (5,381.5)        (6,387.1)
     Equity securities                                                                   (3.8)               -
     Mortgage loans on real estate                                                     (154.1)           (88.9)
     Short-term and other investments                                                  (419.5)          (654.8)
   (Increase) decrease in policy loans                                                    3.7              2.5
   Proceeds from sale of real estate                                                        -              1.8
   Purchase of property and equipment                                                    (0.4)               -
   Other invested assets                                                                    -            (28.1)
                                                                                ---------------  ---------------
Net cash used in investing activities                                                  (899.6)        (1,693.7)
                                                                                ---------------  ---------------

Cash Flows from Financing Activities:
   Deposits for investment contracts                                                    646.7            419.4
   Maturities and withdrawals from insurance and investment contracts                  (475.4)          (328.2)
   Cash received from reinsurance recapture                                                 -            134.4
   Transfers from (to) separate accounts                                               (118.9)          (254.2)
   Borrowed money                                                                           -            698.9
   Contribution of capital from parent                                                      -             88.7
                                                                                ---------------  ---------------
Net cash provided by financing activities                                                52.4            759.0
                                                                                ---------------  ---------------
Net increase (decrease) in cash and cash equivalents                                    103.0            (47.1)
Cash and cash equivalents, beginning of period                                           65.1            199.1
                                                                                ---------------  ---------------
Cash and cash equivalents, end of period                                          $     168.1            152.0
                                                                                ===============  ===============

Supplemental cash flow information:
   Income taxes (received) paid, net                                              $       5.0             (2.4)
                                                                                ===============  ===============
   Interest paid                                                                  $       2.0      $       2.6
                                                                                ===============  ===============


   The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1.   Significant Accounting Policies

     Basis of Presentation

     ING USA Annuity and Life Insurance Company ("ING USA" or the "Company"), a wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), is a stock life insurance company organized under the laws of the State of Iowa. ING USA was originally incorporated under the laws of the State of Minnesota on January 2, 1973, in the name of St. Paul Life Insurance Company. On December 21, 1993, the Company redomesticated from Minnesota to Delaware.

     On January 1, 2004, the Company redomesticated from Delaware to Iowa. In addition, on January 1, 2004 (the "merger date"), Equitable Life Insurance Company of Iowa ("Equitable Life"), USG Annuity & Life Company ("USG") and United Life & Annuity Insurance Company ("ULA") (the "Merger Companies"), merged with and into Golden American Life Insurance Company ("Golden American"). Immediately after the merger, Golden American changed its name to ING USA Annuity and Life Insurance Company. As of the merger date, the Merger Companies ceased to exist and were merged into ING USA. Lion is an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands. ING USA is authorized to do business in the District of Columbia and all states except New York. ING USA is licensed as a life insurance company under the laws of the State of Delaware until December 31, 2003 and Iowa since January 1, 2004.

     Prior to the merger date, ING USA was a wholly-owned subsidiary of Equitable Life from December 30, 2001 through December 31, 2003. Formerly, from October 24, 1997, until December 30, 2001, Equitable of Iowa Companies, Inc. ("EIC" or "Former Holding Company") directly owned 100% of Golden American's stock.

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), excludes transfers of net assets or exchanges of shares between entities under common control, and notes that certain provisions under Accounting Principles Board Opinion No. 16, "Business
     Combinations" ("APB 16"), provide a source of guidance for such transactions. In accordance with APB 16, financial information of the combined entity is presented as if the entities had been combined for the full year, and all comparative financial statements are restated and presented as if the entities had previously been combined, in a manner similar to a pooling-of-interests.

     The unaudited condensed financial statements have been prepared in a manner similar to a pooling-of-interests, in accordance with the provisions of APB 16 in order to present the condensed financial position and results of operations of the Company and the Merger Companies, as if the entities had previously been combined. The unaudited condensed balance sheets and statements of income give effect to the consolidation transaction as if it had occurred on December 31, 2003 and January 1, 2003, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The financial statements and notes as of March 31, 2004 and December 31, 2003 and for the three-month periods ended March 31, 2004 and 2003 ("interim periods"), have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed financial statements reflect all adjustments which are in the opinion of management, necessary for the fair presentation of the financial position, results of the operation and cash flows for the interim periods.

     Description of Business

     The Company offers various insurance products including deferred and immediate annuities, variable annuities, interest sensitive and traditional life insurance, and health insurance. All health insurance is ceded to other insurers. The Company's products are marketed by broker/dealers, financial institutions, insurance agents, and a career agency force. The Company's primary customers are consumers and corporations.

     Recently Adopted Accounting Standards

     Accounting   and   Reporting   by   Insurance   Enterprises   for   Certain
     Nontraditional Long-Duration Contracts and for Separate Accounts

     The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that the revenue and expenses related to such arrangements be consolidated within the respective line items in the Condensed Statements of Income. In addition, the SOP requires additional liabilities be established for certain guaranteed death and other benefits and for products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

     The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to establish additional liabilities for certain guaranteed benefits and products with patterns of cost insurance charges resulting in losses in later policy durations from the insurance benefit function and to defer, amortize, and recognize separately, sales inducements to contractholders. Requirements for certain separate account arrangements that do not meet the established criteria for separate asset and liability recognition are applicable to the Company, however, the Company's policies on separate account assets and liabilities have historically been, and continue to be, in conformity with the requirements newly established. Upon adoption of the SOP, the Company

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------
     recognized a cumulative effect of a change in accounting principle of $(2.3) million on January 1, 2004.

     Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," and FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB 133, and certain FAS 133 implementation issues." This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. FAS No. 133 was effective for the Company's financial statements beginning January 1, 2001. Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations given the Company's limited derivative holdings and embedded derivatives.

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

     In 2003, the Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued Statement Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The Company adopted DIG B36

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     on October 1, 2003 and has modified coinsurance treaties that are applicable to the guidance. The applicable contracts, however, were determined to generate embedded derivatives with a fair value of zero. Therefore, the guidance, while implemented, does not impact the Company's financial position, results of operations, or cash flows.

     Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     At March 31, 2004, the Company held the following investments that, for purposes of FIN 46, were evaluated and determined that the investments do not require consolidation in the Company's financial statements:


     (Millions)

               Asset Type                                      Purpose               Book Value (1)       Market Value
     ----------------------------------------         --------------------------    ----------------    ----------------

     Private Corporate Securities - synthetic
       leases; project financings; credit tenant
       leases                                            Investment Holdings          $    2,734.0         $   2,929.5
     Foreign Securities - US VIE subsidiaries
       of foreign companies                              Investment Holdings                 551.2               596.0

     Commercial Mortgage Obligations (CMO)               Investment Holdings               6,597.2             6,884.2

     Collateralized Debt Obligations (CDO)               Investment Holdings
                                                                and/or
                                                          Collateral Manager                  61.6                56.7

     Asset-Backed Securities (ABS)                       Investment Holdings               1,231.8             1,250.5

     Commercial Mortgage Backed Securities
       (CMBS)                                            Investment Holdings                 820.5               870.8

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     that all amounts due according to the contractual terms of a debt security will not be collected, an other than temporary impairment is considered to have occurred.

     In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20,
     "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under Issue No. EITF 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the remeasurement date.

     When a decline in fair value is determined to be other than temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

     Realized capital gains and losses on all other investments are included in the Condensed Statements of Income. Unrealized capital gains and losses on all other investments are reflected in shareholder's equity, net of related income taxes.

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

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

     Investments in real estate are reported at historical cost, less accumulated depreciation and impairment writedowns, with the exception of land, which is not depreciated. If the value of any real estate is determined to be impaired (i.e., when it is probable that the Company will be unable to recover the carrying value of the real estate), the carrying value of the real estate is reduced to the current fair value. The carrying value of the impaired real estate is reduced by establishing a permanent writedown charged to realized loss.

     Policy loans are carried at unpaid principal balances, net of impairment reserves.

     Short-term investments, consisting primarily of money market instruments and other fixed maturity issues purchased with an original maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.

     The Company's use of derivatives is limited to hedging purposes. The Company enters into interest rate and currency contracts, including swaps, caps, floors, options, futures, and embedded derivatives, to reduce and manage risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held. Changes in the fair value of open derivative contracts are recorded in net realized capital gains and losses.

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

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

     Activity for the periods ended March 31, 2004 and 2003 within VOBA was as follows:

     (Millions)

     Balance at December 31, 2002                                   $    134.5
       Adjustment for FAS No. 115                                         (2.5)
       Interest accrued at 5%                                              1.8
       Amortization                                                       (2.6)
                                                                  --------------
     Balance at March 31, 2003                                      $    131.2
                                                                  ==============

     Balance at December 31, 2003                                   $    111.5
       Adjustment for FAS No. 115                                        (16.4)
       Interest accrued at 5%                                              1.4
       Amortization                                                       (5.7)
                                                                  --------------
     Balance at March 31, 2004                                      $     90.8
                                                                  ==============

     The estimated amount of VOBA to be amortized, net of interest, over the next five years is $13.3 million, $14.4 million, $13.7 million, $9.4 million and $9.5 million for the years 2004, 2005, 2006, 2007 and 2008, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

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

     The Company remained unlocked during 2003 and has continued to remain unlocked during the first quarter of 2004. In 2003, the Company reset long-term assumptions for the separate account returns from 9.0% to 8.5% (gross before fund management fees and mortality and expense and other policy charges) maintaining a blended return of equity and other sub-accounts. The 2003 unlocking adjustment from the previous year was primarily driven by improved market performance. During the three months ended March 31, 2004, the Company recorded a deceleration of DAC/VOBA amortization of $2.7 million pretax, $1.8 million net of $0.9 million of federal income tax expense.

     Separate Accounts

     Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractholders who bear the investment risk, subject, in limited cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

     Separate Account assets supporting variable options under universal life and annuity contracts are invested, as designated by the policyholder or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract in shares of mutual funds which are managed by the Company, or in other selected mutual funds not managed by the Company.

     Separate Account assets are carried at fair value. At March 31, 2004 and 2003, unrealized gains of $112.8 million and $153.6 million, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

     Separate Account liabilities are carried at fair value, except for those relating to the guaranteed interest option. Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 2.4% to 7.5% in 2004 and 2003.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Separate Account assets and liabilities are carried at fair value and shown as separate captions in the Consolidated Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Consolidated Financial Statements (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Consolidated Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

     Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for presentation in the separate caption in the Condensed Balance Sheets, and revenue and expenses related to such arrangements, are consolidated in the financial statements with the general account.

     Policy Liabilities and Accruals

     Future policy benefits include reserves for universal life, immediate annuities with life contingent payouts and traditional life insurance contracts. Reserves for universal life products are equal to cumulative deposits less withdrawals and charges plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums.

     Reserves for immediate annuities with life contingent payout contracts are computed on the basis of assumed investment yield, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates ranged from 3.0% to 9.3% for all periods presented. Investment yield is based on the Company's experience.

     Mortality and withdrawal rate assumptions are based on relevant Company experience and are periodically reviewed against both industry standards and experience.

     Other policyholders' fund include reserves for deferred annuity investment contracts and immediate annuity without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 2.4% to 9.0% for all periods presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest.

     Sales Inducements

     Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement. As of January 1, 2004, such amounts are reported separately on the balance sheet in accordance with SOP 03-1. Prior to 2004, sales inducements were recorded as a component of DAC on the Condensed

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Balance Sheet. Sales inducements are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC.

     Revenue Recognition

     For universal life and certain annuity contracts, charges assessed against policyholders' funds for the cost of insurance, surrender, expenses, actuarial margin and other fees are recorded as revenue as charges are assessed against policyholders. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting amount in both premiums and current and future benefits in the Condensed Statement of Income.

     Reinsurance

     The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company's Condensed Balance Sheets.

     Participating Insurance

     Participating business approximates 10% of the Company's ordinary life insurance in force and 25% of premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Amounts allocable to participating policyholders are based on published dividend projections or expected dividend scales. Dividends of $4.1 and $5.9 were incurred during the three months ended March 31, 2004 and 2003, respectively.

     Income Taxes

     The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

2.   Investments

     Fixed maturities available for sale as of March 31, 2004 were as follows:


     (Millions)
                                                                         Gross           Gross
                                                       Amortized       Unrealized      Unrealized         Fair
                                                          Cost            Gains          Losses           Value
                                                     --------------- --------------- --------------- ---------------
     U.S. government and government
       agencies and authorities                        $    30.3             1.9      $       -       $    32.2
     State, municipalities and political
       subdivisions                                         31.2               -            0.8            30.4

     U.S. corporate securities:
       Public utilities                                  1,518.9           109.4            2.7         1,625.6
       Other corporate securities                        7,125.1           435.9           10.8         7,550.2
                                                     --------------- --------------- --------------- ---------------
     Total U.S. corporate securities                     8,644.0           545.3           13.5         9,175.8
                                                     --------------- --------------- --------------- ---------------

     Foreign securities:
       Government                                          415.6            27.7            2.1           441.2
       Other                                             2,073.3           127.6            8.8         2,192.1
                                                     --------------- --------------- --------------- ---------------
     Total foreign securities                            2,488.9           155.3           10.9         2,633.3
                                                     --------------- --------------- --------------- ---------------

     Mortgage-backed securities                           3,490.4           85.4           12.4         3,563.4

     Other asset-backed securities                        1,368.6           27.2           14.8         1,381.0

     Total fixed maturities, including fixed
       maturities pledged to creditors                   16,053.4          815.1           52.4        16,816.1
     Less: fixed maturities pledged to
           creditors                                        357.8           17.6            0.8           374.6
                                                     --------------- --------------- --------------- ---------------
     Fixed maturities                                  $ 15,695.6      $   797.5       $   51.6       $16,441.5
                                                     =============== =============== =============== ===============

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Fixed maturities available for sale as of December 31, 2003 were as follows:

     (Millions)
                                                         Gross           Gross
                                                       Amortized       Unrealized     Unrealized         Fair
                                                          Cost            Gains          Losses          Value
                                                     --------------- --------------- --------------- ---------------
     U.S. government and government
       agencies and authorities                        $     195.5      $      2.0     $    0.1        $    197.4
     State, municipalities and political
       subdivisions                                           31.7               -          2.5              29.2

     U.S. corporate securities:
       Public utilities                                    1,341.2            84.3          8.0           1,417.5
       Other corporate securities                          7,020.6           346.7         35.8           7,331.5
                                                     --------------- --------------- --------------  --------------
     Total U.S. corporate securities                       8,361.8           431.0         43.8           8,749.0
                                                     --------------- --------------- --------------  --------------

     Foreign securities:
       Government                                            487.1            21.7          3.9             504.9
       Other                                               1,984.4            96.0         24.1           2,056.3
                                                     --------------- --------------- --------------  --------------
     Total foreign securities                              2,471.5           117.7         28.0           2,561.2
                                                     --------------- --------------- --------------  --------------
     Mortgage-backed securities                            3,247.0            66.7         21.8           3,291.9

     Other asset-backed securities                         1,273.0            17.2         21.1           1,269.1

     Total fixed maturities, including fixed
       maturities pledged to creditors                    15,580.5           634.6        117.3          16,097.8
     Less: fixed maturities pledged to
       creditors                                              22.2             0.1            -              22.3
                                                     --------------- --------------- --------------  --------------
     Fixed maturities                                  $  15,558.3      $    634.5     $  117.3        $ 16,075.5
                                                     =============== =============== ==============  ==============

     At March 31, 2004 and December 31, 2003, net unrealized appreciation is $762.7 million and $517.3 million, respectively, on available-for-sale fixed maturities, including fixed maturities pledged to creditors.

     The aggregate unrealized losses and related fair values of investments with unrealized losses as of March 31, 2004, are shown below by duration:


                                                                                    Unrealized            Fair
                                                                                       Loss               Value
                                                                                ------------------ ------------------
     (Millions)
     Duration category:
       Less than six months below cost                                            $      11.8        $     1,093.6
       More than six months and less than twelve months below cost                       24.2                998.0
       More than twelve months below cost                                                16.4                100.6
                                                                                ------------------ ------------------
     Fixed maturities                                                             $      52.4        $     2,192.2
                                                                                ================== ==================

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Of the losses more than 6 months and less than 12 months in duration of $24.2 million, there were $17.5 million in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. Business and operating fundamentals are performing as expected. The remaining losses of $6.7 million as of March 31, 2004 included the following significant items:

          $3.5 million of unrealized losses related to securities reviewed for impairment under the guidance prescribed by EITF 99-20. This category includes U.S. government-backed securities, principal protected securities and structured securities which did not have an adverse change in cash flows for which the carrying amount was $212.9 million.

          $1.9 million of unrealized losses related to a foreign security, the issuer of which is in the Dominican Republic, for which the carrying amount was $5.2 million.

          The remaining unrealized losses totaling $1.3 million related to a carrying amount of $10.6 million.

     Of the losses more than 12 months in duration of $16.4 million, there were $13.4 million related to securities reviewed for impairment under the guidance prescribed by EITF 99-20. This category includes U.S. government-backed securities, principal protected securities and structured securities which did not have an adverse change in cash flows for which the carrying amount was $57.2 million.

     The amortized cost and fair value of total fixed maturities as of March 31, 2004 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.


                                                                                    Amortized            Fair
                                                                                      Cost               Value
                                                                                ------------------ ------------------
     (Millions)
     Due to mature:
       One year or less                                                           $       754.6       $       788.8
       After one year through five years                                                3,133.9             3,339.2
       After five years through ten years                                               4,231.3             4,511.0
       After ten years                                                                  2,254.2             2,361.8
       Mortgage-backed securities                                                       4,310.8             4,434.3
       Other asset-backed securities                                                    1,368.6             1,381.0
       Less: fixed maturities pledged to creditors                                        357.8               374.6
                                                                                ------------------ ------------------
     Fixed maturities                                                             $    15,695.6       $    16,441.5
                                                                                ================== ==================

     At March 31, 2004 and December 31, 2003, fixed maturities with fair values of $14.5 million and $20.1 million, respectively, were on deposit as required by regulatory authorities.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at March 31, 2004.

     The Company enters into reverse dollar repurchase agreement and reverse repurchase agreement transactions to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. The dollar rolls and reverse repurchase agreements are accounted for as short-term collateralized financings and the repurchase obligation is reported on the Condensed Balance Sheets in borrowed money. The repurchase obligation totaled $758.3 and $534.2 million at March 31, 2004 and December 31, 2003, respectively.

     The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at March 31, 2004. The Company believes the counterparties to the dollar roll and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

     During the three months ended March 31, 2004, the Company determined that 76 fixed maturities had an other than temporary impairment. As a result, for the three months ended March 31, 2004, the Company recognized a pre-tax loss of $6.1 million to reduce the carrying value of the fixed maturities to their fair value of $53.3 million. During the three months ended March 31, 2003, the Company determined that 153 fixed maturities had other than temporary impairments. As a result, for the three months ended March 31, 2003, the Company recognized a pre-tax loss of $56.6 million to reduce the carrying value of the fixed maturities to their combined fair value of $209.4 million.


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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

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

     Real estate: The fair values for real estate are estimated using three methods of review: a discounted cash flow analyses utilizing rates currently being offered in the marketplace, market value/sales comparisons of similar products in the subject property market, and cost to reproduce the asset. These reviews are done periodically; however, a major event, such as signing/loss of a tenant, physical change to the property, or local governmental zoning or regulation changes, will trigger an immediate valuation review.

     Cash, short-term investments and policy loans: The carrying amounts for these assets approximate the assets' fair values.

     Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the individual securities in the separate accounts.

     Notes to affiliates: Estimated fair value of the Company's notes to affiliates are based upon discounted future cash flows using a discount rate approximating the current market value.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

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

     The carrying values and estimated fair values of certain of the Company's financial instruments at March 31, 2004 and December 31, 2003 were as follows:

                                                                   2004                           2003
                                                       ------------------------------ ------------------------------
                                                          Carrying         Fair          Carrying         Fair
                                                            Value          Value           Value          Value
                                                       ------------------------------ ------------------------------
          (Millions)
          Assets:
            Fixed maturity, including securities
              pledged to creditors                       $   6,816.1    $  16,816.1      $  16,097.8     $ 16,097.8
            Equity securities                                   56.0           56.0            120.2          120.2
            Mortgage loans on real estate                    3,475.6        3,732.8          3,388.7        3,581.4
            Real estate                                          4.5            4.8              4.5            4.8
            Policy loans                                       173.4          173.4            177.1          177.1
            Cash and short-term investments                    178.1          178.1             65.4           65.4
            Other investments                                   83.8           83.8             56.0           56.0
            Assets held in separate accounts                19,714.9       19,714.9         18,220.1       18,220.1
          Liabilities:
            Notes to affiliates                                 35.0           56.6             35.0           57.3
           Investment contract liabilities:
             Deferred annuities                             16,852.2       16,138.8         16,020.5       15,067.9
             Supplementary contracts and
               immediate annuities                             251.8          251.8            250.9          250.9
             Liabilities related to separate accounts       19,714.9       19,714.9         18,220.1       18,220.1

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

          Company's management of interest rate, price and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

          Derivative Financial Instruments

          Interest Rate Caps

          Interest rate caps are used to manage the interest rate risk in the Company's bond portfolio. Interest rate caps are purchased contracts that provide the Company with an annuity in an increasing interest rate environment. The notional amount, carrying value and estimated fair value of the Company's open interest rate caps as of March 31, 2004 were $1,036.2 million, $1.0 thousand and $1.0 thousand, respectively. The notional amount, carrying value and estimated fair value (liabilities are denoted with parentheses) of the Company's open interest rate caps as of December 31, 2003 were $1,036.2 million, $20.0 thousand and $20.0 thousand, respectively.

          Interest Rate Swaps

          Interest rate swaps are used to manage the interest rate risk in the Company's bond portfolio as well as the Company's liabilities. Interest rate swaps represent contracts that require the exchange of cash flows at regular interim periods, typically monthly or quarterly. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of March 31, 2004 were $1,294.4 million, $(58.1) million and $(58.1) million, respectively. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of December 31, 2003 were $1,266.5 million, $(91.2) million and $(91.2) million, respectively.

          Futures

          Futures contracts are used to hedge against a decrease in certain indexes. Such decrease results in increased reserve liabilities, and the futures offset this increased expense. The underlying reserve liabilities are carried at market value with the change in value running through the statement of income, which is offset by the daily cash movement of the futures. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of March 31, 2004, were $732.8 million, $(0.6) million and $(0.6)
          million, respectively. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of December 31, 2003, were $491.3 million, $0.8 million and $0.8 million, respectively.

          Foreign Exchange Swaps

          Foreign exchange swaps are used to reduce the risk of a change in the value, yield or cash flow with respect to invested assets. Foreign exchange swaps represent contracts that require the exchange of foreign currency cash flows for US dollar cash flows at regular interim periods, typically quarterly or semi-annually. The notional amount, carrying value and estimated fair value of the Company's open foreign exchange rate swaps as of March 31, 2004 were $146.7 million, $(18.8) million and $(18.8) million, respectively. The notional amount, carrying value and estimated fair value of the Company's open

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

          foreign exchange rate swaps as of December 31, 2003 were $128.2 million, $(19.4) million and $(19.4) million, respectively.

          Options

          S&P Options are used to hedge against an increase in the S&P Index. Such increase results in increased reserve liabilities, and the options offset this increased expense. The options are accounted for in a consistent manner with the underlying reserve liabilities, both of which are carried at fair value with the change in value running through the statement of income. If the options mature in the money, the amount received is recorded in income to offset the increased expense for the reserve liabilities. The notional amount, carrying value and estimated fair value of the Company's open options as of
          March 31,  2004 were  $1,491.2  million,  $103.0  million,  and $103.0 million, respectively. The notional amount, carrying value and estimated fair value of the Company's open options as of December 31, 2003 were $1,287.8 million, $100.9 million, and $100.9 million, respectively.

          Embedded Derivatives

          The Company also had investments in certain fixed maturity instruments and retail annuity products that contain embedded derivatives, including those whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The estimated fair value of the embedded derivatives within such securities as of March 31, 2004 and December 31, 2003 was $(0.5) million and $(1.1) million, respectively. The estimated fair value of the embedded derivatives within retail annuity products as of March 31, 2004 and December 31, 2003, was $273.3 million and $238.9 million, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

4.   Net Investment Income

     Sources of net investment income were as follows:


                                                                                  Three months       Three months
                                                                                      ended              ended
                                                                                    March 31,          March 31,
        (Millions)                                                                    2004               2003
                                                                                ------------------ ------------------
         Fixed maturities                                                         $     231.3        $     238.0
         Equity securities                                                                0.1                  -
         Mortgage loans                                                                  53.3               50.5
         Real estate                                                                      0.1                0.5
         Policy loans                                                                     2.9                2.4
         Short-term investments and cash equivalents                                      0.2                0.7
         Other                                                                           27.8                1.6
                                                                                ------------------ ------------------
         Gross investment income                                                        315.7              293.7
         Less: investment expenses                                                       17.2               13.8
                                                                                ------------------ ------------------
         Net investment income                                                    $     298.5        $     279.9
                                                                                ================== ==================


5.   Dividend Restrictions and Shareholder's Equity

     The Company's ability to pay dividends to its Parent is subject to the prior approval of insurance regulatory authorities for payment of dividends, which exceed an annual limit. The Company did not pay common stock dividends during the period ended March 31, 2004 or the year ended December 31, 2003.

     The Insurance Department of the State of Iowa (the "Department"), effective January 1, 2004, recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net loss was $1.9 million and $68.9 million, for the three months ended March 31, 2004 and 2003, respectively. Statutory capital and surplus was $1,089.3 million and $969.6 million as of March 31, 2004 and 2003, respectively.

     As of March 31, 2004, the Company does not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

6.   Capial Gains and Losses

     Realized capital gains and losses are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the impairment of investments. Net realized capital gains (losses) on investments were as follows:


                                                                                  Three months       Three months
                                                                                      ended              ended
                                                                                    March 31,          March 31,
        (Millions)                                                                    2004               2003
                                                                                ------------------  ------------------
         Fixed maturities                                                         $      49.1        $      (4.9)
         Equity securities                                                                3.5                  -
         Derivatives                                                                    (52.1)              (1.8)
                                                                                ------------------  ------------------
         Pretax realized capital gains (losses)                                   $       0.5        $      (6.7)
                                                                                ==================  ==================
         After-tax realized capital gains (losses)                                $       0.3        $      (4.4)
                                                                                ==================  ==================

     Proceeds from the sale of total fixed maturities and the related gross gains and losses were as follows:


                                                                                  Three months       Three months
                                                                                      ended              ended
                                                                                    March 31,          March 31,
         (Millions)                                                                   2004               2003
                                                                                ------------------ ------------------
         Proceeds on sales                                                        $   2,971.7        $   3,912.5
         Gross gains                                                                     64.0               80.6
         Gross losses                                                                     5.9               18.6



     Changes in shareholder's equity related to changes in accumulated other comprehensive income were as follows:


                                                                                  Three months       Three months
                                                                                      ended              ended
                                                                                    March 31,          March 31,
         (Millions)                                                                   2004               2003
                                                                                ------------------ ------------------
         Fixed maturities                                                         $   245.3          $     62.4
         Equity securities                                                             (2.6)                  -
         DAC/VOBA                                                                     (60.8)              (50.2)
         Derivatives                                                                    1.3                (0.6)
         Sales inducements                                                            (18.4)                  -
         Other                                                                            -                (1.1)
                                                                                ------------------ ------------------
         Subtotal                                                                     164.8                10.5
         Increase in deferred income taxes                                            (52.1)             (110.9)
                                                                                ------------------ ------------------
         Net changes in accumulated other
           comprehensive income (loss)                                            $   112.7          $   (100.4)
                                                                                ================== ==================

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Shareholder's equity included the following accumulated other comprehensive income (loss):


                                                                                    March 31,           March 31,
         (Millions)                                                                   2004                2003
                                                                                ------------------- ------------------
         Net unrealized capital gains (losses):
           Fixed maturities                                                       $       762.7        $     670.2
           Equity securities                                                                2.5               (3.4)
           DAC/VOBA                                                                      (271.3)            (439.7)
           Derivatives                                                                    (12.8)              (0.6)
           Sales inducements                                                              (18.4)                 -
           Other                                                                              -               (0.8)
                                                                                ------------------- ------------------
         Subtotal                                                                         462.7              225.7
         Less: deferred income taxes                                                      160.0              191.0
                                                                                ------------------- ------------------
         Net accumulated other comprehensive
           income                                                                 $       302.7        $      34.7
                                                                                =================== ==================

         Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, were as follows:


                                                                                  Three months       Three months
                                                                                      ended              ended
                                                                                    March 31,          March 31,
         (Millions)                                                                   2004               2003
         Unrealized holding gains (losses) arising                              ------------------ ------------------
           during the year (1)                                                    $    164.0         $     (100.5)
         Less: reclassification adjustment for gains
           (losses) and other items included in
           net income(2)                                                                51.3                (0.1)
                                                                                ------------------ -------------------
         Net unrealized gains (losses) on securities                              $    112.7         $    (100.4)
                                                                                ================== ===================

          (1) Pretax unrealized holding gains (losses) arising during the period were $106.6 million and $(65.3) million for the three months ended March 31, 2004 and 2003, respectively.

          (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $33.3 million and $(0.1) million for the three months ended March 31, 2004 and 2003, respectively.


7.   Additional Insurance Benefits and Minimum Guarantees

     Under SOP 03-1, the Company calculates additional liabilities ("SOP reserves") for certain guaranteed benefits and for Universal Life products with certain patterns of cost of insurance charges. The SOP reserve recognized for such products is in addition to the liability previously held (the Account Value) and is to recognize the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The SOP reserve for products with cost of insurance charges is calculated as an estimate intended to represent a calculated reserve using the same assumptions used in the determination of estimated gross profits, according to which, deferred acquisition costs are amortized. ING USA calculates a benefit ratio for each block of business subject to the SOP, and calculates an SOP reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess death benefits during the period. The SOP reserve is accumulated at interest using the contract-credited rate for the period. The calculated reserve includes a provision for Universal Life contracts with patterns of Cost of Insurance Charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

     The SOP reserve for annuities with minimum guaranteed death benefits ("MGDB") is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the MGDB SOP reserve at March 31, 2004:

                   Area                    Assumptions/Basis for Assumptions
     ---------------------------------     -------------------------------------
     Data used                             Based on 101 investment performance
                                           scenarios stratified based on 10,000
                                           random generated scenarios
     Mean investment performance           8.5%
     Volatility                            20.0%
     Mortality                             60.0%, 60.0%, 75.0%, 75.0% of the
                                           90-95 ultimate mortality table for
                                           standard, rachet, rollup and
                                           combination rollup and rachet,
                                           respectively
     Lapse rates                           Vary by contract type and duration;
                                           range between 1.0% and 40.0%
     Discount rates                        6.5%, based on the portfolio earned
                                           rate of the general account

     The SOP reserve for annuities with guaranteed minimum accumulation benefits ("GMAB") and guaranteed minimum withdrawal benefits ("GMWB") are considered to be derivatives under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", and are recognized at fair value through earnings.

     The SOP reserve for the guaranteed minimum income benefits ("GMIB") is determined each period by estimating the expected value of the annutization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if the actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for calculating the additional GMIB liability at March 31, 2004, are consistent with those used for the calculating the additional

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     MGDB liability. In addition, the calculation of the GMIB liability assumes dynamic lapses and dynamic annuitization reflecting the extent to which the benefit, at the time of payment, has a positive value.

     The separate account liabilities subject to SOP 03-1 for minimum guaranteed benefits, and the additional liabilities recognized related to minimum guarantees, by type, as of March 31, 2004, and the paid and incurred amounts by type for the three months ended March 31, 2004 are as follows:


                                               Minimum           Guaranteed         Guaranteed
                                             Guaranteed            Minimum            Minimum
                                                Death           Accumulation/         Income
                                               Benefit       Withdrawal Benefit       Benefit
                                                (MGDB)            (GMAB/GMWB)          (GMIB)
                                          ---------------- ----------------------  --------------
     Separate account liability
       balance                              $   20,898.6     $    1,295.6            $  5,489.8
     Additional liability balance:
       Balance at January 1, 2004           $       56.5             14.5                  13.6
       Incurred guaranteed benefits                 10.0             (6.2)                  3.7
       Paid guaranteed benefits                     (5.2)               -                     -
                                          ---------------- ----------------------  --------------
       Balance at March 31, 2004            $       61.3     $        8.3            $     17.3
                                          ================ ======================  ==============

     The net amount at risk (net of reinsurance) and the weighted average attained age of contractholders by type of minimum guaranteed benefit, are as follows as of March 31, 2004:


                                                               Minimum           Guaranteed          Guaranteed
                                                             Guaranteed           Minimum             Minimum
                                                                Death          Accumulation/           Income
                                                               Benefit       Withdrawal Benefit       Benefit
                                                               (MGDB)           (GMAB/GMWB)            (GMIB)
                                                            -------------- ----------------------- ---------------
         Net Amount at Risk (net of reinsurance)             $     462.0      $        79.9          $     223.3
         Weighted Average Attained Age                                64                 59                   59



         The aggregate fair value of assets, by major investment asset category, supporting separate accounts with additional insurance benefits, and minimum investment return guarantees as of March 31, 2004 are:

          (Millions)
          -----------
          Private corporate securities                       $      5,404.4
          Public corporate securities                               8,167.6
          Collateralized mortgage obligations                       1,248.8
          Commercial mortgage backed securities                     2,409.1
          Commercial mortgages                                      3,668.7
                                                            ---------------
          Total                                              $     20,898.6
                                                            ===============

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

8.   Sales Inducements

     Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement. Such amounts are reported separately on the balance sheet as of January 1, 2004. Prior to 2004, these amounts were included in DAC. Sales inducements are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC. During the three months ended March 31, 2004, the company capitalized and amortized $24.9 million and $25.2 million, respectively, of sales inducements. The unamortized balance of capitalized sales inducements, net of unrealized gains and losses, is $467.3 million as of March 31, 2004.


9.   Income Taxes

     Effective January 1, 2004, the Company files a stand-alone federal income tax return. Prior to that date, the Company and each of the Merger Companies, filed federal income tax returns with their respective filing groups.

     At March 31, 2004, the Company has net operating loss carryforwards of approximately $487.0 million for federal income tax purposes which are available to offset future taxable income. If not used, these carryforwards will expire between 2015 and 2017.

     Income tax expense (benefit) from continuing operations included in the condensed financial statements are as follows:


                                                                                  Three months        Three months
                                                                                      ended               ended
                                                                                     March 31,          March 31,
         (Millions)                                                                    2004                2003
                                                                                ------------------ -------------------
         Current tax (benefit):
           Federal                                                                $        -         $        (2.1)
                                                                                ------------------ -------------------
                Total current tax (benefit)                                                -                  (2.1)
                                                                                ------------------ -------------------
         Deferred tax (benefit):
           Operations and capital loss carryforwards                                     6.2                     -
           Other federal deferred tax                                                    3.8                  (5.4)
                                                                                ------------------ -------------------
                Total deferred tax (benefit)                                            10.0                  (5.4)
                                                                                ------------------ -------------------
         Total income tax expense (benefit)                                       $     10.0         $        (7.5)
                                                                                ================== ===================

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

         Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:


                                                                                  Three months        Three months
                                                                                      ended               ended
                                                                                     March 31,          March 31,
         (Millions)                                                                    2004                2003
                                                                                ------------------ -------------------
         Income before income taxes                                               $      32.6         $    (21.0)
         Tax rate                                                                          35%                35%
                                                                                ------------------- ------------------
         Income tax at federal statutory rate                                            11.4               (7.4)
         Tax effect of:
           Meals and entertainment                                                        0.1                0.1
           Dividend received deduction                                                   (1.5)              (0.2)
                                                                                ------------------- ------------------
         Income taxes                                                             $      10.0         $     (7.5)
                                                                                =================== ==================

         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31, 2004 and December 31, 2003 are presented below:


         (Millions)                                                                    2004                2003
                                                                                ------------------ -------------------
         Deferred tax assets:
           Operations and capital loss carryforwards                              $     170.4        $      168.5
           Future policy benefits                                                       461.1               470.7
           Goodwill                                                                       9.5                 9.8
           Investments                                                                   17.4                20.5
           Employee compensation and benefits                                            17.9                16.8
           Other                                                                         33.5                33.4
                                                                                ------------------- ------------------
                  Total gross assets                                                    709.8               719.7
                                                                                ------------------- ------------------
         Deferred tax liabilities:
           Unrealized gains on investments                                             (175.5)             (123.4)
           Deferred policy acquisition cost                                            (527.5)             (529.1)
           Value of purchased insurance in force                                        (38.7)              (38.3)
           Other                                                                         (0.3)               (0.3)
                                                                                ------------------- ------------------
                  Total gross liabilities                                              (742.0)             (691.1)
                                                                                ------------------- ------------------
         Net deferred income tax asset (liability)                                $     (32.2)        $      28.6
                                                                                =================== ==================

     The Internal Revenue Service has commenced examinations for the years 2000 and 2001. Management does not believe adverse consequences will result from those examinations.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

10.  Benefit Plans

     Defined Benefit Plan

     ING North America Insurance Corporation ("ING North America") sponsors the ING Americas Retirement Plan (the "Retirement Plan"), effective as of December 31, 2001. Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees) are eligible to participate, including the Company's employees other than Company agents.

     The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees' participation in the Retirement Plan were $2.8 million and $4.6 million for the three-month periods ended March 31, 2004 and 2003, respectively.

     Non-Qualified Retirement Plans

     Through December 31, 2001, the Company, in conjunction with ING, offered certain eligible employees a Supplemental Executive Retirement Plan and an Excess Plan (collectively, the "SERPs"). The SERPs are non-qualified defined benefit pension plans, which means all benefits are payable from the general assets of the Company. SERP benefits are not guaranteed by the PBGC. Benefit accruals under the SERPs ceased effective as of December 31, 2001. Benefits under the SERPs are determined based on an eligible employees years of service and such employee's average annual compensation for the highest five years during the last ten years of employment. Pre-tax charges of operations of the Company for the SERPs were $0.1 million and $(0.7) million for the three-month periods ended March 31, 2004 and 2004, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The following tables summarize the benefit obligations and the funded status for the SERP and the Excess Plan for the year ended December 31, 2003:

     (Millions)
      Change in Benefit Obligation:
      Defined Benefit Obligation, January 1                     $      8.8
      Interest cost                                                    0.6
      Benefits paid                                                   (0.4)
      Actuarial (gain) loss on obligation                              2.0
                                                              ------------------
      Defined Benefit Obligation, December 31                   $     11.0
                                                              ==================

      Funded status:
        Funded status at December 31                            $    (11.0)
        Unrecognized past service cost                                (0.1)
        Unrecognized net loss                                         (1.8)
                                                              ------------------
      Net amount recognized                                     $    (12.9)
                                                              ==================

     At December 31, 2003, the accumulated benefit obligation was $9.3 million.

     The weighted-average assumptions used in the measurement of the benefit obligation for the Retirement Plan were as follows:


                                                                     2004                  2003
                                                              ------------------    ------------------
     Discount rate at beginning of period                            6.25 %                6.75 %
     Rate of compensation increase                                   3.75                  3.75


     Net periodic benefit costs for the three-month periods ended March 31, 2004 and 2003 were as follows:


                                                                     2004                  2003
                                                              ------------------    ------------------
     (Millions)
     Interest cost                                              $     0.2             $     0.1
     Unrecognized past service cost recognized in period             (0.1)                (0.1)
                                                              ------------------    ------------------
         Net periodic benefit cost                              $     0.1             $      -
                                                              ==================    ==================

     Contributions for the SERPs are expected to be $0.4 million during 2004.

     Defined Contribution Plans

     ING North America sponsors the ING Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees, including but not limited to Career Agents (as defined below)) are eligible to participate, including the Company's employees other than Company agents. The Savings Plan is a tax-qualified profit sharing and stock bonus plan, which includes an employee stock ownership plan ("ESOP") component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. All matching contributions are subject to a 4-year graded vesting schedule (although certain specified participants are subject to a 5-year graded vesting schedule). All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges to operations of the Company for the Savings Plan were $0.9 million and $0.8 million for the three-month periods ended March 31, 2004 and 2003, respectively.

     Post-Retirement Benefits

     In addition to providing pension benefits, the Company, in conjunction with ING, provides certain health care and life insurance benefits for retired employees and certain agents. Generally, retired employees and eligible agents pay a portion of the cost of these post-retirement benefits, usually based on their years of service with the Company. The amount a retiree or eligible agent pays for such coverage is subject to change in the future.

     The following tables summarize the benefit obligations and the funded status for retired employees' and retired agents' post-retirement health care benefits over the three-month periods ended March 31, 2004 and 2003:

                                                                     2003
                                                              ------------------
     (Millions)
     Change in Benefit Obligation:
       Defined Benefit Obligation, January 1                    $     8.8
       Service cost                                                   0.5
       Interest cost                                                  0.6
       Benefits paid                                                 (0.6)
       Actuarial loss on obligation                                  (0.7)
                                                              ------------------
       Defined Benefit Obligation, December 31                        8.6

       Funded status:
         Funded status at December 31                                (8.6)
         Unrecognized losses                                         (0.6)
         Unrecognized past service cost                               0.4
                                                              ------------------
         Net amount recognized                                  $    (8.8)
                                                              ==================

     The medical health care trend rate was 10% for 2004, gradually decreasing to 5.0% by 2009. Increasing the health care trend by 1% would increase the benefit obligation by $0.5 million as of December 31, 2003. Decreasing the health care trend rate by 1% would decrease the benefit obligation by $0.5 million as of December 31, 2003.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Net periodic benefit costs for the three-month periods ended March 31, 2004 and 2003 were as follows:


                                                                     2004                  2003
                                                              ------------------    ------------------
         (Millions)
         Service cost                                           $    0.2              $     0.1
         Interest cost                                               0.1                    0.2
                                                              ------------------    ------------------
         Net periodic benefit cost                              $    0.3              $     0.3
                                                              ==================    ==================


     Contributions for retired employees' and retired agents' post-retirement health care benefits are expected to be $0.5 million during 2004.

     Effect of Recently Enacted Legislation

     On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. The act expands Medicare, primarily by including a prescription drug benefit starting in 2006. Employers currently sponsoring such prescription drug programs will have a range of options to potentially reduce program costs. Pursuant to guidance from the FASB under FSP FAS 106-1, ING has chosen to defer recognition of the Act in these disclosures. Therefore, all measures of the accumulated post retirement benefit obligation and the net periodic post retirement benefit cost included in these disclosures do not reflect the effects of the above named Act on the plans. Specific authoritative guidance on the accounting for the federal subsidy possibly payable under the Act is pending and that guidance, when issued, could require the sponsor to change previously reported information.


11.  Related Party Transactions

     Operating Agreements

     The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

          Underwriting and distribution agreement with Directed Services, Inc. ("DSI"), for the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's' variable products and appoint representatives of the broker/dealers as agents. For the three months ended March 31, 2004 and 2003, commission expenses were incurred in the amounts of $90.8 million and $51.0 million, respectively.

          Asset management agreement with ING Investment Management LLC ("IIM"), in which IIM provides asset management and accounting services. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the three months ended March 31, 2004 and 2003, expenses were incurred in the amounts of $16.7 million and $13.5 million, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

          Expense sharing agreements with ING AIH for administrative, management, financial, and information technology services, which were approved in 2001. For the three months ended March 31, 2004 and 2003, ING USA incurred expenses of $14.3 million and $6.6 million, respectively.

          Services agreement with ING Financial Advisors, LLC ("ING FA") to provide certain administrative, management, professional advisory, consulting and other services to the Company for the benefit of its customers. Charges for these services are to be determined in accordance with fair and reasonable standards with neither party realizing a profit nor incurring a loss as a result of the services provided to the Company. The Company will reimburse ING FA for direct and indirect costs incurred on behalf of the Company.

          Reinsurance Agreements

          ING USA entered into a reinsurance agreement with Security Life of Denver International, Ltd. ("SLDI"), an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued after January 1, 2000. In March 2003, the Company amended its reinsurance agreement with SLDI. Under this amendment, the Company terminated the reinsurance agreement for all inforce and new business and recaptured all inforce business reinsured under the reinsurance agreement between the Company and SLDI retroactive to January 1, 2003 and the Company reduced its reinsurance recoverable related to these liabilities by $150.1 million. On March 28, 2003, SLDI transferred assets to the Company in the amount of $185.6 million. The difference in amounts transferred on March 28, 2003 and the reduction of the reinsurance recoverables as of January 1, 2003, reflects adjustments on the investment of the reinsurance recoverable as of January 1, 2003. It also reflects adjustments on the investment income on the assets and letter of credit costs between January 1, 2003 and the date of the asset transfer. It also encompasses the net effect of a recapture fee paid in the amount of $5.0 million offset by the receipt of a $24.1 million negative ceding commission. The net impact of which was deferred in policy acquisition costs and is being amortized over the period of estimated future profits.

          Reciprocal Loan Agreement

          On January 1, 2004, the Company entered into a new reciprocal loan agreement with ING AIH, a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. In accordance with this agreement, the maximum outstanding amount to be borrowed or lent shall not exceed 3% of ING USA's total admitted assets. This agreement supercedes the previous reciprocal loan agreement with ING AIH, by which the Company and ING AIH could borrowed up to $499 million from one another.

          Under the previous reciprocal loan agreement, interest on any ING USA borrowings was charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings was charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

          this agreement, ING USA incurred interest expense of $2.7 thousand and $96.4 thousand for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004 and December 31, 2003, ING USA had $366.4 million and $120.4 million receivable from ING AIH under this agreement included in due from affiliates.

          Notes to Affiliates

          The Company has a promissory note in the amount of $50 million payable to Lion Connecticut Holdings, Inc. The note was issued on April 15, 1997. Interest is charged at an annual rate of 8.75%, and the face amount is due on demand. The Company incurred interest expense of $1.1 million on this note for the three months ended March 31, 2004 and 2003, respectively. There are no collateral requirements on this promissory note. This note is reported on the balance sheets in borrowed money.

          ING USA issued a 30-year surplus note for $35 million with its affiliate, Security Life of Denver, which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the notes and related accrued interest is subordinate to payments due to policyholders and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of ING USA. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $0.7 million for the three months ended March 31, 2004 and 2003, respectively.

          Tax Sharing Agreements

          The Company has entered into a state tax sharing agreement with ING AIH and each of the specific subsidiaries that are parties to the agreement. The state tax agreement applies to situations in which ING AIH and all or some of the subsidiaries join in the filing of a state or local franchise, income tax or other tax return on a consolidated, combined or unitary basis.

          Capital Transactions

          During the three months ended March 31, 2004, ING USA did not receive capital contributions. During the three months ended March 31, 2003, ING USA received capital contributions of $88.7 million.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     12.  Financing Agreements

          The Company maintains a revolving loan agreement with SunTrust Bank, Atlanta (the "Bank"). Under this agreement, which expires July 30, 2004, the Company can borrow up to $125 million from the Bank. Interest on any borrowing accrues at an annual rate equal to a rate quoted by the Bank to the Company for the borrowing. Under the agreement, the Company incurred interest expense of $3.8 thousand and $28.3 thousand for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004 and December 31, 2003, the Company did not have any balances payable to the Bank.

          The Company also maintains a revolving loan agreement with Bank of New York, New York (the "BONY"). Under this agreement, the Company can borrow up to $100 million from BONY. Interest on any of the Company borrowing accrues at an annual rate equal to a rate quoted by BONY to the Company for the borrowing. Under this agreement, the Company incurred no interest expense for the three months ended March 31, 2004 and 2003. At March 31, 2004 and December 31, 2003, the Company did not have any balances payable to BONY.


     13.  Reinsurance

          At March 31, 2004, ING USA had reinsurance treaties with 19 unaffiliated reinsurers and 2 affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. ING USA remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

          Reinsurance ceded in force for life mortality risks were $1,171.1 million and $1,209.4 million at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004 and December 31, 2003, the Company had net receivables of $20.8 million and $15.4 million, respectively for reinsurance claims, reserve credits, or other receivables from these reinsurers. At March 31, 2004 and December 31, 2003, respectively, these net receivables were comprised of the following: $31.7 million and $17.1 million for claims recoverable from reinsurers; $9.0 million and $6.6 million payable for reinsurance premiums; $26.7 million and $20.2 million for reserve credits; and $20.2 million and $21.1 million for reinsured surrenders and allowances due from an unaffiliated reinsurer. Included in the accompanying condensed financial statements, excluding the modified coinsurance agreements, are net considerations to reinsurers of $3.3 million and $3.1 million and net policy benefits recoveries of $12.9 million and $12.7 million for the three months ended March 31, 2004 and 2003, respectively.

          Premiums ceded under reinsurance were $3.3 million and $3.1 million for the three months ended March 31, 2004 and 2003, respectively. Reinsurance recoveries were $0.7 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively. Premiums ceded and reinsurance recoveries are included in interest credited and other benefits to policyholders.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

         ING USA participates in a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying condensed financial statements are presented net of the effects of the treaty which increased (decreased) income by $(0.3) million and $(0.1) million for the three months ended March 31, 2004 and 2003, respectively.


     14.  Commitments and Contingent Liabilities

          Leases

          The Company leases its home office space and certain other equipment under operation leases that expire through 2017.

          For the three months ended March 31, 2004 and 2003, rent expense for leases was $1.9 million and $1.8 million, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2004 through 2008 are estimated to be $7.6 million, $7.7 million, $7.7 million, $7.5 million and $7.4 million, respectively, and $42.9 million, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

          Commitments

          Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At March 31, 2004 and December 31, 2003, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $369.9 million and $154.0 million, respectively.

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

 Item 2. Management's Narrative Analysis of the Results of Operations and Financial Condition

          Overview

          The following narrative analysis of the results of operations and financial condition presents a review of the Company as of March 31, 2004 and December 31, 2003 and for the three-month periods ended March 31, 2004 and 2003. This review should be read in conjunction with the condensed financial statements and other data presented herein.

          Basis of Presentation

          On January 1, 2004, the Company redomesticated from Delaware to Iowa. In addition, on January 1, 2004 (the "merger date"), Equitable Life Insurance Company of Iowa ("Equitable Life"), USG Annuity & Life Company ("USG") and United Life & Annuity Insurance Company ("ULA") (the "Merger Companies"), merged with and into Golden American Life Insurance Company ("Golden American"). Immediately after the merger, Golden American changed its name to ING USA Annuity and Life Insurance Company. As of the merger date, the Merger Companies ceased to exist and were merged into ING USA. Lion is an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands. ING USA is authorized to do business in the District of Columbia and all states except New York. ING USA is licensed as a life insurance company under the laws of the State of Delaware until December 31, 2003 and Iowa since January 1, 2004.

          Prior to the merger date, ING USA was a wholly-owned subsidiary of Equitable Life from December 30, 2001 through December 31, 2003. Formerly, from October 24, 1997, until December 30, 2001, Equitable of Iowa Companies, Inc. ("EIC" or "Former Holding Company") directly owned 100% of Golden American's stock.

          Statement  of  Financial   Accounting  Standards  No.  141,  "Business
          Combinations" ("FAS 141"), excludes transfers of net assets or exchanges of shares between entities under common control, and notes that certain provisions under Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"), provide a source of guidance for such transactions. In accordance with APB 16, financial information of the combined entity is presented as if the entities had been combined for the full year, and all comparative financial statements are restated and presented as if the entities had previously been combined, in a manner similar to a pooling-of-interests.

          The unaudited condensed financial statements have been prepared in a manner similar to a pooling-of-interests, in accordance with the provisions of APB 16 in order to present the condensed financial position and results of operations of the Company and the Merger Companies, as if the entities had previously been combined. The unaudited condensed balance sheets and statements of income give effect to the consolidation transaction as if it had occurred on December 31, 2003 and January 1, 2003, respectively.

          Results of Operations

          Premiums for the three months ended March 31, 2004 decreased by $1.8 million compared to the same period in 2003. This decrease in premium is related to the closed block of participating life business.

          Fee income and other income for the three months ended March 31, 2004 increased by $46.7 million compared to the same period in 2003, primarily due to an increase in the average variable assets under management by the Company. The increase in average variable assets under administration reflects continued business growth in the Company's variable annuity product lines.

          Net investment income for the three months ended March 31, 2004 increased by $18.6 million compared to the same period in 2003. This increase in net investment income is primarily due to increased fixed assets under management.

          Net realized capital gains (losses) for the three months ended March 31, 2004 increased by $7.2 million compared to the same period in 2003. Net realized gains result from sale of fixed maturity investments having a fair value greater than book value primarily due to declining interest rates.

          Interest credited and other benefits to the policyholders for the three months ended March 31, 2004 decreased by $9.8 million compared to the same period in 2003. The decrease is primarily due to a decrease in guaranty benefits reserve change offset by an increase to interest credited and distributions to participating policyholders.

          General expenses for the three months ended March 31, 2004 is comparable to that for the same period in 2003.

          Commissions for the three months ended March 31, 2004 increased by $58.9 million compared to the same period in 2003. This increase is primarily due to additional commissions on higher new sales of variable and fixed annuity products during the quarter, as well as a $24.1 million ceded commission adjustment in the first quarter of 2003 related to the recapture of an affiliate reinsurance agreement.

          Policy acquisition costs deferred for the three months ended March 31, 2004 increased by $38.6 million compared to the same period in 2003. This increase was primarily due to the deferral of increased commissions and selling expense on higher annuity product sales, the deferral of $19.1 million net gain in the first quarter 2003 attributed to the recapture of an affiliate reinsurance agreement, partially offset by lower premium bonus deferrals on reduced sales of company annuity premium credit products.

          Amortization of deferred policy acquisition costs and value of business acquired for the three months ended March 31, 2004, increased by $6.3 million compared to the same period in 2003. Amortization of long-duration products is reflected in proportion to actual and estimated future gross profits. Estimated future gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, surrenders, withdrawals, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

          Expense and charges reimbursed under modified coinsurance ("MODCO") agreements for the three months ended March 31, 2004, increased by $0.4 million compared to the same period in 2003. This balance represents the net cash flows from the Paine Webber MODCO agreements. As this MODCO agreement does not cover new business, the run-off of the reserve credit and the product charge reimbursement to Paine Webber exceed the commission and expense allowances that accrue to the Company.

          Interest expense for the three months ended March 31, 2004, increased by $0.4 million compared to the same period in 2003. The increase is primarily due to interest expense on dollar roll agreements.

          The cumulative effect of the change in accounting principle for the three months ended March 31, 2004, was a loss of $2.3 million, net of tax, due to the implementation of SOP 03-1.

          Net income, excluding change in accounting principle, increased by $36.1 million for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The increase in net earnings is primarily the result of increased fee income, reduced variable product benefit guarantees related to improved equity market performance in the quarter, partially offset by lower fixed margins resulting from the depressed interest rate environment, and increased amortization of deferred policy acquisition costs and value of new business acquired.

          Financial Condition

          Investments

          Fixed Maturities

          Total fixed maturities reflected net unrealized capital gains of $762.7 million and $517.3 million at March 31, 2004 and December 31, 2003, respectively.

          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies.

          The average quality rating of the Company's fixed maturities portfolio was A+ at March 31, 2004 and December 31, 2003.

          Fixed maturities rated BBB and below may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          The percentage of total fixed maturities by quality rating category is as follows:

                                                March 31,          December 31,
                                                   2004                 2003
                                            -----------------    ---------------
          AAA                                    34.3   %             35.3   %
          AA                                      4.5                  4.7
          A                                      21.7                 21.3
          BBB                                    34.5                 33.4
          BB                                      3.9                  4.0
          B and below                             1.1                  1.3
                                            -----------------    ---------------
          Total                                 100.0   %            100.0   %
                                            =================    ===============

          The percentage of total fixed maturities by market sector is as follows:


                                                March 31,          December 31,
                                                   2004                 2003
                                            -----------------    ---------------
          U.S. Corporate                           48.9  %             48.9  %
          Residential Mortgaged-backed             21.8                20.8
          Commercial/Multifamily
            Mortgage-backed                         5.1                 5.0
          Foreign(1)                               15.5                15.9
          U.S. Treasuries/Agencies                  0.2                 1.3
          Asset-backed                              8.5                 8.1
                                            -----------------    ---------------
          Total                                   100.0  %            100.0  %
                                            =================    ===============

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

          In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

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

          The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a $499 million revolving note facility with ING America Insurance Holdings, Inc. ("ING AIH"), a perpetual $100 million revolving note facility with Bank of New York and a $125 million revolving note facility with SunTrust Bank which expires on July 30, 2004. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

          During the three months ended March 31, 2004, ING USA did not receive capital contributions. During the three months ended March 31, 2003, ING USA received capital contributions of $88.7 million.

          Recently Adopted Accounting Standards

          Accounting  and  Reporting  by  Insurance   Enterprises   for  Certain
          Nontraditional Long-Duration Contracts and for Separate Accounts

          The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that the revenue and expenses related to such arrangements be consolidated with the respective line items in the Condensed Statements of Income. In addition, the SOP requires additional liabilities be established for certain guaranteed death benefits and for products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

          The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to establish additional liabilities for certain guaranteed benefits and products with patterns of cost insurance charges resulting in losses in later policy durations from the insurance benefit function and to defer, amortize, and recognize separately, sales inducements to contractholders. Requirements for certain separate account arrangements that do not meet the established criteria for separate asset and liability recognition are applicable to the Company, however, the Company's policies on separate account assets and liabilities have historically been, and continue to be, in conformity with the requirements newly established. Upon adoption of the SOP, the Company recognized a cumulative effect of a change in accounting principle of $(2.3) million on January 1, 2004.

          Accounting for Derivative Instruments and Hedging Activities

          In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities
          - Deferral of the Effective Date of FASB Statement 133," and FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB 133, and certain FAS 133 implementation issues." This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. FAS No. 133 was effective for the Company's financial statements beginning January 1, 2001. Adoption of FAS No. 133 did not have a material effect on the

          Company's financial position or results of operations given the Company's limited derivative holdings and embedded derivatives.

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

          In 2003, the Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued Statement Implementation Issue No. B36, "Embedded Derivatives:
          Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The Company adopted DIG B36 on October 1, 2003 and has modified coinsurance treaties that are applicable to the guidance. The applicable contracts, however, were determined to generate embedded derivatives with a fair value of zero. Therefore, the guidance, while implemented, does not impact the Company's financial position, results of operations, or cash flows.

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

          At March 31, 2004, the Company held the following investments that, for purposes of FIN 46, were evaluated and determined that the investments do not require consolidation in the Company's financial statements:


          (Millions)

                    Asset Type                                      Purpose               Book Value (1)       Market Value
          ----------------------------------------         --------------------------    ----------------    ----------------

          Private Corporate Securities - synthetic
            leases; project financings; credit tenant
            leases                                            Investment Holdings          $    2,734.0         $   2,929.5
          Foreign Securities - US VIE subsidiaries
            of foreign companies                              Investment Holdings                 551.2               596.0

          Commercial Mortgage Obligations (CMO)               Investment Holdings               6,597.2             6,884.2

          Collateralized Debt Obligations (CDO)               Investment Holdings
                                                                     and/or
                                                               Collateral Manager                  61.6                56.7

          Asset-Backed Securities (ABS)                       Investment Holdings               1,231.8             1,250.5

          Commercial Mortgage Backed Securities
            (CMBS)                                            Investment Holdings                 820.5               870.8

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

          The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: investment impairment testing, amortization of deferred acquisition costs and value of business acquired and goodwill impairment testing. In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the condensed financial statements.

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

          Changes in assumptions can have a significant impact on the calculation of DAC/VOBA and its related amortization patterns. Due to the relative size of DAC/VOBA balance and the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC/VOBA balance, the Company performs a quarterly analysis of DAC/VOBA for the annuity business (annually for the life business).

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

          The Company remained unlocked during 2003 and has continued to remain unlocked during the first quarter of 2004. In 2003, the Company reset long-term assumptions for the separate account returns from 9.0% to 8.5% (gross before fund management fees and mortality and expense and other policy charges) maintaining a blended return of equity and other sub-accounts. The 2003 unlocking adjustment from the previous year was primarily driven by improved market performance. During the three months ended March 31, 2004, the Company recorded a deceleration of DAC/VOBA amortization of $2.7 million pretax, $1.8 million net of $0.9 million of federal income tax expense.

          Sales Inducements

          Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement. Such amounts are reported separately on the balance sheet and are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC.

          Contractual Obligations

          As of March 31, 2004, the Company had certain contractual obligations due over a period of time as summarized in the following table:

                                                             Payments due by Period (in millions)
                                             -------------------------------------------------------------------
                                                           Less than                                More than
          Contractual Obligations               Total        1 Year     1-3 Years     3-5 Years      5 Years
          ---------------------------------- -------------------------------------------------------------------
          Long-Term Debt                      $  161.3     $   57.2     $   5.6       $   5.6       $    92.9
          Operating Lease Obligations             80.8          7.6        15.4          14.9            42.9
          Purchase Obligations                   369.9        369.9           -             -               -
                                             -------------------------------------------------------------------
            Total                             $  612.0     $  434.7     $  21.0       $  20.5       $   135.8
                                             --=================================================================

          The Company's long-term debt consists of notes to affiliates, and the related interest payable, with Lion Connecticut Holdings, Inc. and Security Life of Denver Insurance Company, respectively. As of March 31, 2004, the outstanding principal and interest rate related to the promissory note are $50 million and 8.75%, respectively. The note is due on demand. As of March 31, 2004, the outstanding principal, interest rate, and maturity date of the surplus note are $35 million, 7.98%, and December 7, 2029, respectively.

          Operating lease obligations relate to the rental of office space under various non-cancelable operating lease agreements that expire through May 2010.

          Purchase obligations consist primarily of commitments to fund additional limited partnerships and joint ventures and commitments to enter into mortgage loan and private placement arrangements during 2004.

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

          The impact on the tax position of the Company's products cannot be predicted.

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

          As with many financial services companies, the Company and its affiliates have received requests for information from various governmental and self-regulatory agencies in connection with investigations related to trading in investment company shares. In each case, full cooperation and responses have been and are being provided. The Company is also reviewing its policies and procedures in this area.


Item 6. Exhibits and reports on Form 8-K

     (a)  Exhibits

          3.(a)(i) Bylaws, as restated February 25, 2004.

          3.(a)(ii) Articles, as restated March 4, 2004.

          10.A(a) Reciprocal Loan Agreement  dated January 1, 2004,  between
                  ING USA Annuity and Life Insurance Company and ING America Insurance Holdings, Inc., dated 11/10/03; FDF: 11/10/03; DOI Approval: 12/1/03, Effective 1/1/04.

          31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certificate of Keith Gubbay pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certificate of Keith Gubbay pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          None.

                                        4
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ING USA ANNUITY AND LIFE INSURANCE COMPANY
                                               (Registrant)


                               By /s/ David A. Wheat
May 14, 2004                      ----------------------------------------------
------------                          David A. Wheat
  (Date)                              Director, Senior Vice President and
                                         Chief Financial Officer

                                      Duly Authorized Officer and Principal
                                      Financial Officer)

                                                                Exhibit 3.(a)(i)


                                AMENDED BYLAWS OF

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

                                   ARTICLE IV

                                    OFFICERS

     Section 1. GENERAL PROVISIONS. The corporate officers of the Company shall consist of the following: a President; one or more Vice Presidents; a Treasurer; a Secretary; and such other officers as the Board may from time to time determine. The Board of Directors may also elect or, by resolution, delegate to the President of the Company, the authority to appoint from time to time, one or more business unit Presidents to act as the chief operating officers of the various business units of the Company. The delegation of such authority to the President or any business unit President shall in no way affect, diminish or replace the authority of the Board of Directors to elect officers. The Board may authorize the classification of certain Vice Presidents as Executive, Senior, Second or Assistant, and may authorize Assistant Treasurers, Assistant Secretaries and such other titles and designations as in its discretion seems proper. Insofar as permitted by statute, the same person may hold two or more offices.

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

     The business unit Presidents of the Company shall be the chief operating executives for and shall have supervisory authority over the business units for which they are appointed. Powers and duties of the business unit Presidents of the Company shall also include, but not be limited to, all of the authority, powers and duties incident to the office of a Vice President.

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

     Section 7. POLICY CONTRACTS. All policies of insurance or contracts for annuities, guaranteed investment contracts ("GIC") or funding agreements and for the disposition and for the disposition of the proceeds thereof may be executed on behalf of the Corporation by any of the following officers: The President, any Vice President, the Treasurer, the Secretary or an Assistant Secretary, an Actuary, an Associate Actuary or an Assistant Actuary. The signature of any such officer may be in facsimile.

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

     These restated bylaws were duly adopted by the Board of Directors of the Company on the 25th day of June, 2003, Article I was amended to reflect the name change the 11th day of November 2003 and Article IV, Section 1 and 2 and Article VI, Section 7 were amended the 25th day of February 2004.



/s/  Paula Cludray-Engelke
--------------------------------------
     Paula Cludray-Engelke, Secretary

                                                               Exhibit 3.(a)(ii)


                     AMENDMENT TO ARTICLES OF INCORPORATION
                PROVIDING FOR THE CHANGE IN PURPOSE AND POWERS OF
                   ING USA ANNUITY AND LIFE INSURANCE COMPANY


TO THE SECRETARY OF STATE
OF THE STATE OF IOWA

AND

COMMISSIONER OF INSURANCE OF THE STATE OF IOWA:

Pursuant to the provisions of Section 490.1003, 490.1007 and 508.2 of the Code of Iowa and to effect the name change of the undersigned Corporation, the undersigned Corporation adopts the following amendment to its Amended Articles of Incorporation:

I.   The name of the Corporation is ING USA Annuity and Life Insurance  Company.

II. The following amendment to Article III of the Amended Articles of Incorporation of ING USA Annuity and Life Insurance Company replaces
     Article III in its entirety.

                                   ARTICLE III
Purpose and Powers

     The kinds of business the Corporation proposes to transact shall be any kinds, classes, types and forms of life, health and accident insurance and guaranteed investment contracts ("GICs") and funding agreements, including, but not limited to, annuity contracts and combinations of any two (2) or more of such kinds of classes, types or forms of such insurance, annuity contracts, GICs and funding agreements as such insurance business is now or hereafter permitted and authorized under the laws of the State of Iowa or any other state, the District of Columbia, nation, country, territory, possession, or principality in which the Corporation is authorized to do business; and to reinsure any such insurance risk or any part thereof ceded to it by other insurance companies.

III. The duly adopted Amended Articles of Incorporation, as hereby amended, supersede the Article III of the Articles of Incorporation. The Amendment to the Articles of Incorporation shall be effective on the date on which the amendment to the Amended Articles of Incorporation is filed with the Secretary of State of Iowa.

The amendment to the Amended Articles of Incorporation was duly approved by the shareholders.

Dated at Atlanta and Minneapolis, this 3 & 4 day of March, 2004.

                             ING USA Annuity and Life Insurance Company


                             /s/ Keith Gubbay
                             ---------------------------------------------------
                                 Keith Gubbay, President


(SEAL)                       /s/ Paula ludray-Engelke
                             ---------------------------------------------------
                                 Paula Cludray-Engelke, Secretary

STATE OF GEORGIA)
                                    ) ss:
COUNTY OF FULTON                    )

On this 3 day of March, 2004, before me, the undersigned, a Notary Public in and for the state of Georgia, personally appeared Keith Gubbay, to me personally known, who, being by me duly sworn, did say that he is the President, of said corporation executing the within and foregoing instrument to which this is attached, that the seal affixed thereto is the seal of said corporation; that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors; and that the said Keith Gubbay as such officer acknowledged the execution of said instrument to be the voluntary act and deed of said corporation, by it and by him voluntarily executed.


                              /s/ Dianne Glosson
                              --------------------------------------------------
                              Notary Public in and for said County and State




STATE OF MINNESOTA                  )
                                    ) ss:
COUNTY OF HENNEPIN                  )

On this 4 day of March, 2004, before me, the undersigned, a Notary Public in and for the state of Minnesota, personally appeared Paula Cludray-Engelke, to me personally known, who, being by me duly sworn, did say that she is the Secretary, of said corporation executing the within and foregoing instrument to which this is attached, that the seal affixed thereto is the seal of said corporation; that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors; and that the said Paula Cludray-Engelke as such officer acknowledged the execution of said instrument to be the voluntary act and deed of said corporation, by it and by her voluntarily executed.



                              /s/ Loralee A. Renelt
                              --------------------------------------------------
                              Notary Public in and for said County and State

The foregoing amendment to the Amended Articles of Incorporation of ING USA Annuity and Life Insurance Company have been submitted to the undersigned each thereof for examination and found by us to be in accordance with the provisions of Chapter 490 and Chapter 508 of the Code of Iowa, as amended, and the Constitution and laws of the United States and the Constitution and the laws of the State of Iowa, and the same are hereby approved by the undersigned Commissioner of Insurance of the State of Iowa, and the undersigned Attorney General of the State of Iowa, on the dates set opposite our respective names.




                             CERTIFICATE OF APPROVAL
                            COMMISSIONER OF INSURANCE


     Pursuant to the provisions of the Iowa Code, the undersigned approves the amendment to the Amended Articles of Incorporation providing for the change in purpose and powers of ING USA Annuity and Life Insurance Company (adopted February 25, 2004).


                                      THERESE M. VAUGHAN
                                      Commissioner of Insurance



3/11/04                               /s/ Jeanie Kunkle Vaudt
-------                               ------------------------------------------
  Date                                By: JEANIE KUNKLE VAUDT
                                          Assistant Attorney General


                             CERTIFICATE OF APPROVAL
                                ATTORNEY GENERAL

    Pursuant to provisions of the Iowa Code, the undersigned approves the amendment to the Amended Articles of Incorporation providing for the change in purpose and powers of ING USA Annuity and Life Insurance Company (adopted February 25, 2004) and finds the amendment in conformance with the laws of the United States and with the laws and Constitution of the State of Iowa.

                                      THOMAS J. MILLER
                                      Attorney General of Iowa

3/11/04
-------
  Date                               /s/  James N. Armstrong
                                     -------------------------------------------
                                     By:  JAMES N. ARMSTRONG
                                          Deputy Commissioner of Insurance

                                                                 Exhibit 10.A(a)


                            RECIPROCAL LOAN AGREEMENT

     This RECIPROCAL LOAN AGREEMENT (this "Agreement"), dated as of January 1, 2004, between "ING USA Annuity and Life Insurance Company, an Iowa stock life insurance company ("ING USA" or "Company") located at 909 Locust Street, Des Moines, Iowa 50309 and ING America Insurance Holdings, Inc., a Delaware corporation ("INGAIH" or "Company") located at 1105 North Market Street, Wilmington, Delaware 19809 (collectively referred to as the "Companies").

                                   WITNESSETH:

     WHEREAS, each of the Companies may have, from time to time, a need to borrow funds on a revolving basis; and

     WHEREAS, each of the Companies may have, from time to time, excess cash available to lend to the other on a revolving basis; and

     WHEREAS, the Companies are affiliated entities and as such are willing to extend financing to, and borrow from each other as provided herein; and

     WHEREAS, each of the Companies desires to enter into this Agreement providing for, among other things, the making of such Loans by and among each other;

     NOW, THEREFORE, for and in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Companies agree as follows:

                                    ARTICLE 1

                                   DEFINITIONS

     Section 1.1.  Defined Terms.  For purposes of this  Agreement:

     "Agreement" shall have the meaning set forth in the preamble hereto.

     "Authorized Person" shall mean the CFO, Treasurer, Senior Vice President, Assistant Treasurer or Vice President of the Borrowing Company, or a person so designated.

     "Borrowing Company" shall mean each of the Companies to which a Loan is outstanding or is to be made pursuant to a Request for Borrowing.

     "Business Day" shall mean a day on which U.S. financial markets are open for the transaction of business required for this Agreement.

     "Companies" shall have the meaning set forth in the preamble hereto.

     "Company" shall have the meaning set forth in the preamble hereto.

     "Default" shall mean any of the events specified in Section 6.1, regardless of whether there shall have occurred any passage of time or giving of notice, or both, that would be necessary in order to constitute such an Event of Default.

     "Event of Default" shall mean any of the events specified in Section 6.1.

     "INGAIH" shall have the meaning set forth in the preamble hereto.

     "Interest Period" shall mean the number of days or months that a particular interest rate applies to a particular Loan advanced hereunder.

     "Lending Company" shall mean each of the Companies that has made, or is obligated to make, in accordance with a Request for Borrowing one or more Loans hereunder.

     "Loans" shall mean the amounts advanced by a Lending Company to a Borrowing Company under this Agreement.

     "Notice of Borrowing" shall have the meaning set forth in Section 2.2(b) of this Agreement.

     "Obligations" shall mean all payment and performance obligations of every kind, nature and description of each Borrowing Company to the Lending Company, or either of them, under this Agreement (including any interest, fees and other charges on the Loans or otherwise), whether such obligations are direct or indirect, absolute or contingent, due or not due, contractual or tortious, liquidated or unliquidated, arising by operation of law or otherwise, now existing or hereafter arising.

     "Regional Treasury Office" ("RTO") shall mean the Treasurer's office of INGAmerica Insurance Holdings, Inc.

     "Request for Borrowing" shall have the meaning set forth in Section 2.2(a) of this Agreement.

     "Revolving Loan Commitment" shall mean the maximum outstanding amount to be funded by the Lending Company to the Borrowing Company. The aggregate sum shall not exceed three percent of ING USA's admitted assets as of the thirty-first day of December next preceding, provided that until ING USA files its Annual Statement for the year ending December 31, 2004, the aggregate sum shall not exceed three percent of the total of Golden American Life Insurance Company's, Equitable Life Insurance Company of Iowa's, United Life & Annuity Insurance Company's and USG Annuity & Life Company's admitted assets, each as of the thirty-first day of December, 2003.

     "Termination Date" shall mean January 14, 2014, or such earlier date as payment of the Obligations shall be due (whether by acceleration or otherwise).

     Section 1.2. Terminology. Each definition of a document in this Article 1 shall include such document as amended, modified, or supplemented from time to time, and, except where the context otherwise requires, definitions imparting the singular shall include the plural and visa versa. Except where specifically restricted, reference to a party shall include that party and its successors and assigns. All personal pronouns used in this Agreement, whether used in the masculine, feminine, or neuter gender, shall include all other genders. Titles of articles and sections in this Agreement are for convenience only, and neither limit nor amplify the provisions of this Agreement, and all references in this Agreement to articles, sections, subsections, paragraphs, clauses, subclauses or exhibits shall refer to the corresponding article, section, subsection, paragraph, clause, subclause of, or exhibit attached to, this Agreement, unless otherwise provided.

     Section 1.3. Accounting Terms. Except as otherwise expressly provided herein, all accounting terms used herein shall be interpreted in accordance with generally accepted accounting principles consistently applied.

                                    ARTICLE 2

                               TERMS OF THE LOANS

     Section 2.1. Revolving Credit.

     (a) Subject to and upon the terms and conditions set forth in this Agreement, each Lending Company agrees to advance to the Borrowing Company, from time to time prior to the Termination Date, Loans. Loans advanced under the Revolving Loan Commitment shall be repaid in accordance with Section 2.4 and may be reborrowed from time to time on a revolving basis.

     (b) Each Borrowing Company's obligation to pay to the Lending Company the principal of and interest on the Loans shall be evidenced by the records of the RTO in lieu of a promissory note or notes.

     Section 2.2. Notice and Manner of Borrowing.

     (a) Whenever the Borrowing Company desires to borrow money hereunder, it shall give the RTO prior written or facsimile request (or verbal request promptly confirmed in writing or by facsimile) of such borrowing or reborrowing (a "Request for Borrowing"). Such Request for Borrowing shall be given by an Authorized Person, to the RTO prior to 10:00 a.m. (Wilmington, Delaware time). Any Request for Borrowing received after 10:00 a.m. shall be deemed received on the next Business Day.

     (b) The RTO, upon its receipt of a Request for Borrowing, shall determine if the requested funds are available and the interest rates in accordance with
Section 2.3(a) of this Agreement (and related Interest Periods, if any) at which the Borrowing Company can borrow money in a principal amount equal to, and on the date of, the proposed borrowing or reborrowing described in each such Request for Borrowing, and shall notify the Lending Company of such interest rates and the related Interest Periods, if any, and the principal amount of the proposed borrowing or reborrowing (a "Notice of Borrowing") by telephone (confirmed in writing) or by facsimile no later than 12:00 p.m. (Wilmington, Delaware time) on the Business Day of the requested borrowing or reborrowing.

The RTO shall promptly convey to the Borrowing Company the information contained in the Notice of Borrowing by telephone (confirmed in writing) or by facsimile.

     (c) On the date of each borrowing, the Lending Company will make available the amount of such borrowing or reborrowing in immediately available funds to the Borrowing Company by depositing such amount in the account of the Borrowing Company by wire transfer via electronic funds transfer (EFT).

     (d) The RTO shall maintain on its books a control account for each Company in which shall be recorded (i) the amount of each Loan made hereunder to each such Company, (ii) the interest rate applicable with respect to each Loan, (iii) the amount of any principal, interest or fees due or to become due from each Borrowing Company with respect to the Loans, and (iv) the amount of any sum received by each Lending Company hereunder in respect of any such principal, interest or fees due on such Loans. The entries made in the RTO's control accounts shall be prima facie evidence, in the absence of manifest error, of the existence and amounts of Obligations therein recorded and any payments thereon.

     (e) The RTO shall account to each Company on a quarterly basis with a statement of borrowings, interest rates, charges and payments made pursuant to this Agreement with respect to the Loans and Revolving Loan Commitment. An Authorized Person of the Companies shall review each quarterly accounting for accuracy within thirty days of receipt thereof from the RTO. Each such account rendered by the RTO shall be deemed final, binding and conclusive unless the RTO is notified by the Lending Company or the Borrowing Company within thirty days after the date the account is so rendered that either the Lending Company or the Borrowing Company disputes any item thereof.

     (f) The RTO shall be justified in assuming, for purposes of carrying out its duties and obligations under this Agreement, including, without limitation, its obligation to maintain accounts and provide accountings of the Loans pursuant to Section 2.2(d) and (e) above, that (1) Loans are disbursed by the Lending Company to the Borrowing Company in accordance with the terms of the Notice of Borrowing, (2) payments on the Loans are made to the Lending Company when due, and (3) no prepayments of any Loans prior to the date that they are due and payable under Section 2.4(a) have occurred, unless the RTO is otherwise notified by either Company within seven Business Days of any such delayed disbursement, overdue payment, or receipt of a prepayment.

     Section 2.3. Interest.

     (a) The Borrowing Company agrees to pay interest in respect of all unpaid principal amounts of the Loans from the respective dates such principal amounts were advanced until the respective dates such principal amounts are repaid at a rate per annum as determined by the RTO and agreed upon by the Companies pursuant to Section 2.2(b) of this Agreement. ING USA shall pay interest on each Loan at a per annum rate which is based on the cost of funds of INGAIH for the interest period for such Loan plus .15%. INGAIH shall pay interest on each Loan at a per annum rate which is based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. The interest rate shall be determined by the RTO in accordance with its usual practices.

     (b) Overdue principal and, to the extent not prohibited by applicable law, overdue interest in respect of any of the Loans and all other overdue amounts owing hereunder shall bear interest from each date that such amounts are overdue at the rate otherwise applicable to such underlying Loans plus an additional 2% per annum. Interest on each Loan shall accrue from and including the date of such Loan to, but excluding, the date of any repayment thereof; provided, however, that if a Loan is repaid on the same day it is made, one day's interest shall be paid on such Loan. Interest shall be computed on the basis of a year of 360 days for the actual number of days elapsed.

     (c) The Companies hereby agree that the only charges imposed or to be imposed by the Lending Company hereunder for the use of money in connection with the Loans is and will be the interest required to be paid under the provisions of Sections 2.2(b). In no event shall the amount of interest due and payable under this Agreement or any other documents executed in connection herewith exceed the maximum rate of interest allowed by applicable law and, in the event any such payment is made by the Borrowing Company or received by the Lending Company, such excess sum shall be credited as a payment of principal. It is the express intent hereof that the Borrowing Company not pay and the Lending Company not receive, directly or indirectly in any manner, interest in excess of that which may be lawfully paid under applicable law.

     Section 2.4. Repayment of Principal and Interest.

     (a) The entire outstanding principal balance of the Loans shall be due and payable by no later than 5:00 p.m. (Eastern time) on the Business Day on which the Loan is due, together with all remaining accrued and unpaid interest thereon, unless an extension of no more than three additional days is authorized by the Lending Company.

     (b) Any of the Loans may be prepaid in whole or in part at any time without premium or penalty. Any such prepayment made on any Loan shall be applied, first, to interest accrued thereon through the date thereof and then to the principal balance thereof.

     (c) Each payment and prepayment of principal of any Loan and each payment of interest on any Loan shall be made to the Lending Company and applied to outstanding Loan balances in the following order; first, toward any Loan or Loans then due and payable; and, second, towards the Loan or Loans which are next due and payable at the time of such prepayment.

                                    ARTICLE 3

                         REPRESENTATIONS AND WARRANTIES

     Section 3.1. Representations and Warranties. In order to induce the Lending Company to enter into this Agreement, the Borrowing Company hereby represents and warrants as set forth below:

     (a) Organization; Power; Qualification.The Borrowing Company is a corporation duly organized, validly existing and in good standing under the laws of the state of its incorporation, has the power and authority to own or lease and operate its properties and to carry on its business as now being conducted, and is duly qualified and in good standing as a foreign corporation, and authorized to do business, in each jurisdiction in which the character of its properties or the nature of its business require such qualification or authorization.

     (b) Authorization; Enforceability. The Borrowing Company has the power and has taken all necessary action to authorize it to execute, deliver and perform this Agreement in accordance with the terms hereof and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Borrowing Company and is a legal, valid and binding obligation of the Borrowing Company, enforceable in accordance with its respective terms,
(i) subject to limitations imposed by general principles of equity and (ii) subject to applicable bankruptcy, reorganization, insolvency and other similar laws affecting creditors' rights generally and to moratorium laws from time to time in effect.

     (c) No Conflict. The execution, delivery and performance of this Agreement in accordance with its terms and the consummation of the transactions contemplated hereby do not and will not (i) violate any applicable law or regulation, (ii) conflict with, result in a breach of, or constitute a default under the articles or certificate of incorporation or by-laws of the Borrowing Company or under any indenture, agreement or other instrument to which the Borrowing Company is a party or by which it or any of its properties may be bound, or (iii) result in or require the creation or imposition of any lien upon or with respect to any property now owned or hereafter acquired by the Borrowing Company.

     (d) Compliance with Law; Absence of Default. The Borrowing Company is in compliance with all applicable laws the failure to comply with which has or could reasonably be expected to have a materially adverse effect on the business, assets, liabilities, financial condition or results of operations of the Borrowing Company, and no event has occurred or has failed to occur which has not been remedied or waived, the occurrence or non-occurrence of which constitutes a Default.

         Section 3.2. Survival of Representations and Warranties. All representations and warranties made under this Agreement shall be deemed to be made, and shall be true and correct, as of the date hereof and as of the date of each Loan.

                                    ARTICLE 4

                              AFFIRMATIVE COVENANTS

     So long as this Agreement is in effect:

     Section 4.1. Preservation of Existence.The Borrowing Company will (a) preserve and maintain its existence, rights, franchises, licenses and privileges in its jurisdiction of incorporation and (b) qualify and remain qualified and authorized to do business in each jurisdiction in which the character of its properties or the nature of its business requires such qualification or authorization.

     Section 4.2. Compliance with Applicable Laws and Regulations. The Borrowing Company will comply with the requirements of all applicable laws and regulations the failure with which to comply could have a materially adverse effect on the business, assets, liabilities, financial condition or results of operations of the Borrowing Company.

     Section 4.3. Visits and Inspections.

     (a) Upon reasonable advance notice from the Lending Company, the Borrowing Company will permit representatives of the Lending Company to (a) visit and inspect the properties of the Borrowing Company during normal business hours,
(b) inspect and make extracts from and copies of its books and records, and (c) discuss with its principal officers its businesses, assets, liabilities, financial positions and results of operations.

     (b) Each Company agrees that upon reasonable advance notice from an auditor of either Company or any regulatory official employed by the Department of Insurance of any state in which either Company is engaged in business, each Company will prepare and deliver to such auditor or regulatory official, within a reasonable time following such request, a written verification of all Loans made to and by the relevant Company. Upon reasonable advance notice to each Company, the books and records of the RTO and each Company relating to the subject matter of this Agreement shall be available for inspection by any auditor of either Company or any regulatory official during normal business hours, and the RTO and each Company will cooperate with said auditor or regulatory official in making any audit which requires inspection of said books and records.

                                    ARTICLE 5

                               NEGATIVE COVENANTS

     So long as this Agreement is in effect:

     Section 5.1. Liquidation; Merger; Sale of Assets; Change of Business. The Borrowing Company shall not at any time, without proper notice to the Lending
Company:

     (a) Liquidate or dissolve itself (or suffer any liquidation or dissolution) or otherwise wind up;

     (b) Merge or consolidate with any other person or entity;

     (c) Sell, lease, abandon or otherwise dispose of or transfer all or substantially all of its assets other than in the ordinary course of business; or

     (d) Make any substantial change in the type of business conducted by the Borrowing Company as of the date hereof without the prior written consent of the Lending Company if such action would have a material adverse effect on the business, assets, liabilities, financial condition or results of operations of the Borrowing Company.

     Any corporation into which either Company may be merged, converted or with which either Company may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which either Company shall be a party, shall succeed to all either Company's rights, obligations and immunities hereunder without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding.

                                    ARTICLE 6

                                     DEFAULT

     Section 6.1 Events of Default. Each of the following shall constitute an Event of Default:

     (a) Any representation or warranty made by the Borrowing Company under this Agreement shall prove incorrect or misleading in any material respect when made;

     (b) The Borrowing Company shall default in the payment of (i) any interest payable under this Agreement within five days of when due, or (ii) any principal payable under this Agreement within three days of when due;

     (c) The Borrowing Company shall default in the performance or observance of any agreement or covenant contained in this Agreement, and such Default shall not be cured within a period of thirty days from the occurrence of such Default;

     (d) The Borrowing Company shall default under any other agreement or instrument evidencing or relating to any indebtedness which Default shall not have been cured within any applicable grace period set forth therein;

     (e) There shall be entered a decree or order by a court having jurisdiction in the premises constituting an order for relief in respect of the Borrowing Company under Title 11 of the United States Code, as now constituted or hereafter amended, or any other applicable federal or state bankruptcy law or similar law, or appointing a receiver, liquidator, assignee, trustee, custodian, sequestrator, or similar official of the Borrowing Company or of any substantial part of its properties, or ordering the winding-up or liquidation of the affairs of the Borrowing Company and any such decree or order shall continue in effect for a period of sixty consecutive days.

     (f) The Borrowing Company shall file a petition, answer or consent seeking relief under Title 11 of the United States Code, as now constituted or hereafter amended, or any other applicable federal or state bankruptcy law or other similar law, or the Borrowing Company shall consent to the institution of proceedings thereunder or to the filing of any such petition or to the appointment or taking of possession of a receiver, liquidator, assignee, trustee, custodian, sequestrator, or other similar official of the Borrowing Company or of any substantial part of its properties, or the Borrowing Company shall fail generally to pay its debts as such debts become due, or the Borrowing Company shall take any corporate action in furtherance of any such action; or

     (g) This Agreement or any provision hereof shall at any time and for any reason be declared by a court of competent jurisdiction to be null and void, or a proceeding shall be commenced by the Borrowing Company or any other person or entity seeking to establish the invalidity or unenforceability thereof, or the

Borrowing Company shall deny that it has any liability or any obligation for the payment of principal or interest purported to be created under this Agreement.

     Section 6.2. Remedies. If an Event of Default shall have occurred and shall be continuing,

     (a) The obligation of the Lending Company to make Loans hereunder shall immediately cease;

     (b) With the exception of an Event of Default specified in Section 6.1(e) or (f), the Lending Company, shall declare the principal of and interest on the Loans and all other amounts owed under this Agreement to be forthwith due and payable, whereupon all such amounts shall immediately become absolute and due and payable, without presentment, demand, protest, or notice of any kind, all of which are hereby expressly waived, anything in this Agreement to the contrary notwithstanding, and whereupon all such amounts shall be immediately due and payable;

     (c) Upon the occurrence and continuance of an Event of Default specified in
Section 6.1(e) or (f), such principal, interest and other amounts shall thereupon and concurrently therewith become absolute and due and payable, all without any action by the Lending Company, all of which are hereby expressly waived, anything in this Agreement to the contrary notwithstanding;

     (d) The Lending Company shall have the right and option to exercise all of the post-default rights granted to them hereunder; and

     (e) The Lending Company shall have the right and option to exercise all rights and remedies available to them at law or in equity.

                                    ARTICLE 7

                                  MISCELLANEOUS

     Section 7.1. Notices. Except as otherwise provided herein, all notices and other communications required or permitted under this Agreement shall be in writing and, if mailed, shall be deemed to have been received on the earlier of the date shown on the receipt or three Business Days after the postmarked date thereof and, if sent by facsimile, shall be followed forthwith by letter and shall be deemed to have been received on the next Business Day following dispatch and acknowledgment of receipt by the recipient's facsimile machine. In addition, notices hereunder may be delivered by hand or overnight courier, in which event the notice shall be deemed effective when delivered. All notices and other communications under this Agreement shall be given to the parties at the address or facsimile number listed below such party's signature line hereto, or such other address or facsimile number as may be specified by any party in a writing addressed to the other parties hereto.

     Section 7.2. Waivers. The rights and remedies of the Lending Company under this Agreement shall be cumulative and not exclusive of any rights or remedies which they would otherwise have. No failure or delay by the Lending Company in exercising any right shall operate as a waiver of it. The Lending Company expressly reserves the right to require strict compliance with the terms of this Agreement. In the event the Lending Company decides to fund a request for a Loan at a time when the Borrowing Company is not in strict compliance with the terms of this Agreement, such decision by the Lending Company shall not be deemed to constitute an undertaking by the Lending Company to fund any further requests for Loans or precluding the Lending Company from exercising any rights available to it under the Agreement or at law or equity with respect to the Borrowing Company. Any waiver or indulgence granted by the Lending Company shall not constitute a modification of this Agreement, except to the extent expressly provided in such waiver or indulgence, or constitute a course of dealing by the Lending Company at variance with the terms of this Agreement such as to require further notice by the Lending Company of its intent to require strict adherence to the terms of this Agreement in the future. Any such actions shall not in any way affect the ability of the Lending Company, in their respective sole discretion, to exercise any of their respective rights under this Agreement or under any other agreement.

     Section7.3. Assignment; Successors.

     (a) The Borrowing Company may not assign or transfer any of its rights or obligations hereunder without notice to the Lending Company.

     (b) The Lending Company may not at any time assign or participate its interest under this Agreement without notice to the Borrowing Company. Any holder of a participation in, and any assignee or transferee of, all or any portion of any amount owed by the Borrowing Company under this Agreement may exercise any and all rights provided in this Agreement with respect to any and all amounts owed by the Borrowing Company to such assignee, transferee or holder as fully as if such assignee, transferee or holder had made the Loans in the amount of the obligation in which its holds a participation or which is assigned or transferred to it.

     (c) This Agreement shall be binding upon, and inure to the benefit of, the Borrowing Company, the Lending Company, and the permitted successors and assigns of each party hereto.

     Section 7.4. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

     Section 7.5. Severability. Any provision of this Agreement which is prohibited or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof in that jurisdiction or affecting the validity or enforceability of such provision in any other jurisdiction.

     Section 7.6. Entire Agreement; Amendments. This Agreement represents the entire agreement among the parties hereto with respect to the subject matter of this transaction. No amendment or modification of the terms and provisions of this Agreement shall be effective unless in writing and signed by both Companies.

     Section 7.7. Payment on Non-Business Days. Whenever any payment to be made hereunder shall be stated to be due on a non-Business Day, such payment may be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest hereunder.

     Section 7.8. Termination. This Agreement may be terminated with respect to any party hereto by such party upon its giving the other parties thirty days notice of its intent to terminate. In the event of termination as provided in this paragraph, the Lending Company's obligation to make Loans to the Borrowing Company shall cease; provided, however, that the Borrowing Company shall continue to be obligated to make all repayments of Loans and all other amounts due and payable by it as provided under this Agreement.

     Section 7.9. Governing Law. This agreement shall be construed in accordance with and governed by the law of the State of Iowa, without regard to the conflict of laws rules thereof.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement or caused it to be executed by their duly authorized officers, all as of the day and year first above written.

                             ING USA ANNUITY AND LIFE INSURANCE
                             COMPANY

                             By: /s/ David S. Pendergrass
                                 -----------------------------------------------


                             Title: _______________________________
                                    Vice President and Treasurer

                                    Address for notices:
                                    909 Locust Street
                                    Des Moines, Iowa  50309
                                    Phone:  770/980-4837
                                    Fax:

                              ING AMERICA INSURANCE HOLDINGS, INC.

                               By:/s/ David S. Pendergrass
                                  ----------------------------------------------
                                      David S. Pendergrass

                               Title:
                                      ------------------------------
                                      Vice President and Treasurer

                                      Address for notices:
                                      1105 N. Market Street
                                      Wilmington, DE 19809
                                      Phone: 770/980-3300
                                      Fax: 770/980-4840
November 10, 2003

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, David A. Wheat, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ING USA Annuity and Life Insurance Company;

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


Date:    May 14, 2004

By       /s/ David A. Wheat
         -----------------------------------------------------------
         David A. Wheat
         Director, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

                                                                    Exhibit 31.2


                                  CERTIFICATION

I, Keith Gubbay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ING USA Annuity and Life Insurance Company;

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


Date May 14, 2004

By   /s/ Keith Gubbay
     ------------------------------------------------------------
         Keith Gubbay
         Director and President
         (Duly Authorized Officer and Principal Executive Officer)

                                                                    Exhibit 32.1


                                  CERTIFICATION

Pursuant to 18 U.S.C. ss.1350, the undersigned officer of ING USA Annuity and Life Insurance Company (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


May 14, 2004                   By /s/ David A. Wheat
------------                      ----------------------------------------------
        (Date)                        David A. Wheat
                                      Director, Senior Vice President and
                                            Chief Financial Officer

                                                                    Exhibit 32.2


                                  CERTIFICATION

Pursuant to 18 U.S.C. ss.1350, the undersigned officer of ING USA Annuity and Life Insurance Company (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


May 14, 2004                   By /s/ Keith Gubbay
------------                      ----------------------------------------------
   (Date)                             Keith Gubbay
                                      Director and President