Form 10-Q
period 2004-06-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2004-08-12
CIK 836658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2004

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________  to

    Commission file number: 333-57212, 333-104539, 333-104546,
                            333-104547, 333-104548
                            -----------------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 2004, 250,000 shares of Common Stock, $10 Par Value, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                   ING USA ANNUITY AND LIFE INSURANCE COMPANY
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
                   Form 10Q for the period ended June 30, 2004


                                      INDEX

                                                                           Page
                                                                           ----
PART I.          FINANCIAL INFORMATION (Unaudited)

Item 1.          Financial Statements:
                 Condensed Statements of Income                              3
                 Condensed Balance Sheets                                    4
                 Condensed Statements of Changes in
                   Shareholder's Equity                                      6
                 Condensed Statements of Cash Flows                          7
                 Notes to Condensed Financial Statements                     8

Item 2.          Management's Narrative Analysis of the Results of
                   Operations and Financial Condition                       46

Item 4.          Controls and Procedures                                    59


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                          60

Item 6.          Exhibits and Reports on Form 8-K                           60

Signatures                                                                  61

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)


PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

                         Condensed Statements of Income
                                   (Unaudited)
                                   (Millions)


                                                             Three months ended June 30,       Six months ended June 30,
                                                                2004              2003             2004           2003
                                                            -------------------------------  -------------------------------
Revenue:
  Premiums                                                  $       6.8        $     7.4     $       12.4      $     14.8
  Fee income                                                      140.2             96.5            269.1           177.1
  Net investment income                                           293.6            281.7            563.9           566.0
  Net realized capital (losses) gains                              (9.7)             6.1             19.0            (5.0)
  Other (expense) income                                           (0.7)             0.3              1.5             4.1
                                                            -------------------------------  -------------------------------
Total revenue                                                     430.2            392.0            865.9           757.0
                                                            -------------------------------  -------------------------------
Benefits, losses and expenses:
  Benefits:
    Interest credited and other benefits to policyholders        285.2            236.7            576.2           537.5
  Underwriting, acquisition, and insurance expenses:
    General expenses                                              58.1             53.8            109.9           106.1
    Commissions                                                  130.6             91.7            242.9           145.1
    Policy acquisition costs deferred                           (152.3)          (128.5)          (274.9)         (212.5)
  Amortization of deferred policy acquisition costs
    and value of business acquired                                35.1             87.6            101.4           147.6
  Other:
    Expense and charges reimbursed under modified
      coinsurance agreements                                       0.1                -              0.7             0.2
    Interest expense                                               3.6              4.2              7.3             7.5
                                                            -------------------------------  -------------------------------
Total benefits, losses and expenses                              360.4            345.5            763.5           731.5
                                                            -------------------------------  -------------------------------
Income before income taxes and cumulative
 effect of change in accounting principle                         69.8             46.5            102.4            25.5

Income tax expense                                                23.2             14.4             33.2             6.9
                                                            -------------------------------  -------------------------------
Net income before cumulative effect of change
  in accounting principle                                         46.6             32.1             69.2            18.6

Cumulative effect of change in accounting principle                  -                -             (2.3)              -
                                                            -------------------------------  -------------------------------
Net income                                                  $     46.6         $   32.1      $      66.9       $    18.6
                                                            ===============================  ===============================

   The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                            Condensed Balance Sheets
                                   (Unaudited)
                          (Millions, except share data)


                                                                                       June 30,         December 31,
                                                                                         2004               2003
                                                                                 ------------------ ------------------
Assets
Investments:
  Fixed maturities, available for sale, at fair value (amortized cost of
    $16,453.4 at 2004 and $15,558.3 at 2003)                                     $      16,563.2    $      16,075.5
  Equity securities, at fair value:
    Common stock (cost of $13.5 at 2004 and 2003)                                           13.8               13.7
    Preferred stock (cost of $6.4 at 2004 and $1.5 at 2003)                                  6.6                1.7
    Investment in mutual funds (cost of $2.3 at 2004 and $100.5 at 2003)                     2.4              104.8
  Mortgage loans on real estate                                                          3,553.2            3,388.7
  Real estate                                                                                1.8                4.5
  Policy loans                                                                             170.9              177.1
  Short-term investments                                                                    22.1                0.3
  Other investments                                                                        169.8               56.0
  Securities pledged under securities lending agreement (amortized
    cost of $391.7 at 2004 and $22.2 at 2003)                                              387.6               22.3
                                                                                 ------------------ ------------------
Total investments                                                                       20,891.4           19,844.6

Cash and cash equivalents                                                                   98.3               65.1
Short-term investments under securities loan agreement                                     398.5               22.9
Accrued investment income                                                                  200.3              185.7
Reinsurance recoverable                                                                    629.4              634.8
Receivable for securities sold                                                              49.4               11.7
Deferred policy acquisition costs                                                        1,635.1            1,826.7
Value of business acquired                                                                 135.7              111.5
Sales inducements to Contractholders                                                       496.1                  -
Due from affiliates                                                                        174.9              117.7
Deferred income tax asset                                                                   99.8               28.6
Other assets                                                                                24.9               20.1
Assets held in separate accounts                                                        20,821.7           18,220.1
                                                                                 ------------------ ------------------
Total assets                                                                     $      45,655.5    $      41,089.5
                                                                                 ================== ==================


   The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                            Condensed Balance Sheets
                                   (Unaudited)
                          (Millions, except share data)


                                                                                       June 30,         December 31,
                                                                                         2004               2003
                                                                                 ------------------ ------------------
Liabilities and Shareholder's Equity
Policy liabilities and accruals:
  Future policy benefits and claims reserves                                     $      20,823.6    $      19,400.5
Notes to affiliates                                                                         35.0               35.0
Due to affiliates                                                                           46.2               60.7
Payables for securities purchased                                                           77.8                  -
Payables under securities loan agreement                                                   398.5               22.9
Borrowed money                                                                             669.9              584.2
Current income taxes                                                                        12.2               19.4
Other liabilities                                                                          291.7              209.5
Liabilities related to separate accounts                                                20,821.7           18,220.1
                                                                                 -----------------  -----------------
Total liabilities                                                                       43,176.6           38,552.3
                                                                                 -----------------  -----------------
Shareholder's equity
  Common stock (250,000 shares authorized, issued and outstanding;
    $10.00 per share value)                                                                  2.5                2.5
  Additional paid-in capital                                                             3,852.7            3,812.7
  Accumulated other comprehensive income                                                    24.8              190.0
  Retained deficit                                                                      (1,401.1)          (1,468.0)
                                                                                 -----------------  -----------------
Total shareholder's equity                                                               2,478.9            2,537.2
                                                                                 -----------------  -----------------
Total liabilities and shareholder's equity                                       $      45,655.5    $      41,089.5
                                                                                 =================  =================


   The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company,
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

             Condensed Statements of Changes in Shareholder's Equity
                                   (Unaudited)
                                   (Millions)


                                                                                    Accumulated
                                                                    Additional         Other                             Total
                                                      Common         Paid-In       Comprehensive       Retained      Shareholder's
                                                       Stock         Capital          Income           Deficit          Equity
                                                   -------------- --------------- ---------------- --------------- ----------------
Balance at December 31, 2002                       $      2.5     $    3,724.0    $       135.1    $    (1,512.9)  $      2,348.7
  Dividends paid                                            -                -                -            (12.4)           (12.4)
  Contribution of capital                                   -             88.7                -                -             88.7
  Comprehensive income:
    Net income                                              -                -                -             18.6             18.6
    Other comprehensive income
      net of tax:
        Unrealized gain on securities
          ($97.4 pretax)                                    -                -             63.3                -             63.3
                                                                                                                   ----------------
  Comprehensive income                                                                                                       81.9
                                                   -------------- --------------- ---------------- --------------- ----------------
Balance at June 30, 2003                           $      2.5     $    3,812.7    $       198.4    $    (1,506.7)  $      2,506.9
                                                   ============== =============== ================ =============== ================

Balance at December 31, 2003                       $      2.5     $    3,812.7    $       190.0    $    (1,468.0)  $      2,537.2
  Contribution of capital                                   -             40.0                -                -             40.0
  Comprehensive loss:
    Net income                                              -                -                -             66.9             66.9
    Other comprehensive loss net of tax:
      Unrealized loss on securities
        (($254.2) pretax)                                   -                -           (165.2)               -           (165.2)
                                                                                                                   ----------------
  Comprehensive loss                                                                                                        (98.3)
                                                   -------------- --------------- ---------------- --------------- ----------------
Balance at June 30, 2004                           $      2.5     $    3,852.7    $        24.8    $    (1,401.1)  $      2,478.9
                                                   ============== =============== ================ =============== ================


   The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (Millions)


                                                                                       Six months ended June 30,
                                                                                         2004             2003
                                                                                 ------------------ ------------------
Net cash provided by operating activities                                        $         648.1         $    509.2
Cash Flows from Investing Activities:
   Proceeds from the sale, maturity, or redemption of:
     Fixed maturities, available for sale                                                9,907.8           10,921.9
     Equity securities                                                                     103.2                3.6
     Mortgage loans on real estate originated                                              182.9              285.8
     Short-term investments                                                              2,569.2            3,587.8
   Acquisition of investments:
     Fixed maturities, available for sale                                              (11,211.7)         (12,124.4)
     Equity securities                                                                      (5.0)             (12.2)
     Mortgage loans on real estate                                                        (350.3)            (253.8)
     Short-term investments                                                             (2,591.0)          (3,689.6)
   Policy loans                                                                              6.2                2.5
   Proceeds from sale of real estate                                                         2.7                1.4
   Other investments                                                                      (111.1)             (33.9)
   Other                                                                                       -               (0.5)
                                                                                 ------------------ ------------------
Net cash used in investing activities                                                   (1,497.1)          (1,311.4)
                                                                                 ------------------ ------------------
Cash Flows from Financing Activities:
  Deposits and interest credited for investment contracts                                1,959.9            1,817.3
  Maturities and withdrawals from insurance and investment contracts                      (980.9)            (851.3)
  Reinsurance recapture                                                                        -              134.5
  Transfers to separate accounts                                                          (222.5)            (512.8)
  Short-term loans                                                                          85.7              130.0
  Intercompany dividends                                                                       -              (12.4)
  Intercompany loans                                                                           -               59.1
  Contribution of capital from Parent                                                       40.0               88.7
                                                                                 ------------------ ------------------
Net cash provided by financing activities                                                  882.2              853.1
                                                                                 ------------------ ------------------
Net increase in cash and cash equivalents                                                   33.2               50.9
Cash and cash equivalents, beginning of period                                              65.1              199.1
                                                                                 ------------------ ------------------
Cash and cash equivalents, end of period                                         $          98.3    $         250.0
                                                                                 ================== ==================
Supplemental cash flow information:
  Income taxes paid (received), net                                              $           7.2    $          (2.2)
                                                                                 ================== ==================
  Interest paid                                                                  $           0.1    $           5.2
                                                                                 ================== ==================


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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The financial statements and notes as of June 30, 2004 and December 31, 2003 and for the three and six-month periods ended June 30, 2004 and 2003 ("interim periods"), have been prepared in accordance with U.S. generally accepted accounting principles and are unaudited. The condensed financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.

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

     The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to establish additional liabilities for certain guaranteed benefits and products with patterns of cost insurance charges resulting in losses in later policy durations from the insurance benefit function and to defer, amortize, and recognize separately, sales inducements to contractholders. Requirements for certain separate account arrangements that do not meet the established criteria for separate asset and liability recognition are applicable to the Company, however, the Company's policies on separate account assets and liabilities have historically been, and continue to be, in conformity with the requirements newly established. Upon adoption of the SOP, the Company

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     recognized a cumulative effect of a change in accounting principle of $(3.6) million, before tax or $(2.3) million, net of $1.3 million of income taxes, as of January 1, 2004.

     The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

     In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," adopting a three-step impairment model for securities within its scope. The three-step model is to be applied on a security-by-security basis as follows:

     Step 1: Determine whether an investment is impaired. An investment is impaired if its fair value of the investment is less than its cost basis.
     Step 2: Evaluate whether an impairment is other-than-temporary.
     Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.

     The Company included this three-step model in the impairment evaluation for the quarter ended June 30, 2004. This guidance resulted in no additional impairments for the Company.

     Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other-than-temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Condensed Financial Statements included in the Company's December 31, 2003 Form 10-K. In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-01 reached in March 2004 included additional disclosure requirements that are effective for fiscal years ending after June 15, 2004.

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

     At June 30, 2004, the Company held the following investments that, for purposes of FIN 46, were evaluated and determined that the investments do not require consolidation in the Company's financial statements:


     (Millions)
                       Asset Type                                      Purpose             Book Value (1)       Market Value
     ---------------------------------------------           --------------------------   ----------------   ----------------
     Private Corporate Securities - synthetic
       leases; project financings; credit tenant leases         Investment Holdings       $    2,962.6       $    3,036.8
     Foreign Securities - US VIE subsidiaries of
       foreign companies                                        Investment Holdings              538.4              551.1
     Commercial Mortgage Obligations (CMO)                      Investment Holdings            3,465.9            3,461.1
     Collateralized Debt Obligations (CDO)                      Investment Holdings
                                                                       and/or
                                                                 Collateral Manager               61.3               55.9
     Asset-Backed Securities (ABS)                              Investment Holdings            1,488.5            1,482.0
     Commercial Mortgage Backed Securities (CMBS)               Investment Holdings            1,048.4            1,058.2

     (1) Represents maximum exposure to loss except for those structures for which the Company also receives asset management fees.


     New Accounting Pronouncements

     FSP FAS 97-1

     The implementation of the American Institute of Certified Public Accountants ("AICPA") SOP 03-01, "Accounting and Reporting by Insurance Enterprises for certain Nontraditional Long-Duration Contracts and for Separate Accounts," has raised questions regarding the interpretation of the requirements of SFAS No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, in June of 2004 the Financial Accounting Standards Board ("FASB") issued FSP FAS 97-1, "Situations in which paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     by Insurance Enterprises for certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability." FSP FAS 97-1 outlines that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services provided over future periods. The requirement of SOP 03-01 is not intended to amend or limit the requirement of SFAS No. 97 to recognize a liability for unearned revenue only to those situations where profits are expect to be followed by a loss. The guidance contained in FSP FAS 97-1 is effective for financial statements with fiscal periods beginning subsequent to July 18, 2004. The Company is currently evaluating the impact of FSP FAS 97-1 and related accounting guidance and anticipates a potential increase in the (net) liability established under SOP 03-01 in future accounting periods.

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

     The Company engages in dollar repurchase agreements ("dollar rolls") and repurchase agreements. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in short-term investments and the offsetting collateral liability is included in borrowed money on the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The Company enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. The market value of the pledged securities is monitored on a daily basis with additional collateral obtained or refunded as the market value fluctuates.

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
--------------------------------------------------------------------------------

     Activity for the periods ended June 30, 2004 and 2003 within VOBA was as follows:

     (Millions)
     Balance at December 31, 2002                         $          134.5
       Adjustment for FAS No. 115                                    (18.5)
       Interest accrued at 5% - 7%                                     3.5
       Amortization                                                   (8.3)
                                                          ------------------
     Balance at June 30, 2003                             $          111.2
                                                          ==================


     Balance at December 31, 2003                         $          111.5
       Adjustment for FAS No. 115                                     21.5
       Interest accrued at 4% - 6%                                     3.4
       Amortization                                                   (0.7)
                                                          ------------------
     Balance at June 30, 2004                             $          135.7
                                                          ==================

     The estimated amount of VOBA to be amortized, net of interest, over the next five years is $3.3 million, $14.7 million, $14.0 million, $9.6 million and $9.6 million for the years 2004, 2005, 2006, 2007 and 2008, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

     Separate Accounts

     Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractholders who bear the investment risk, subject, in limited cases, to certain minimum guarantees. Investment income and investment gains and losses generally accrue directly to such contractholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

     Separate Account assets supporting variable options under universal life and annuity contracts are invested, as designated by the policyholder or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract in shares of mutual funds which are managed by the Company, or in other selected mutual funds not managed by the Company.

     Separate Account assets are carried at fair value. At June 30, 2004 and 2003, unrealized gains of $35.3 million and $216.3 million, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

     Separate Account assets and liabilities are carried at fair value and shown as separate captions in the Consolidated Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Consolidated Financial Statements. The Consolidated Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

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

     Reserves for immediate annuities with life contingent payout contracts are computed on the basis of assumed investment yield, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates ranged from 3.0% to 7.95% for all periods presented. Investment yield is based on the Company's experience.

     Mortality and withdrawal rate assumptions are based on relevant Company experience and are periodically reviewed against both industry standards and experience.

     Other policyholders' fund include reserves for deferred annuity investment contracts and immediate annuity without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 2.4% to 8.0% for all periods presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest.

     Sales Inducements

     Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement. As of January 1, 2004, such amounts are reported separately on the balance sheet in accordance with SOP 03-1. Prior to 2004, sales inducements were recorded as a component of DAC on the Condensed Balance Sheet. Sales inducements are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC.

     Revenue Recognition

     For universal life and certain annuity contracts, charges assessed against policyholders' funds for the cost of insurance, surrender, expenses, and other fees are recorded as revenue as charges are assessed against policyholders. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue. Related policy benefits are

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting amount in both premiums and current and future benefits in the Condensed Statement of Income.

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

     Participating Insurance

     Participating business approximates 10% of the Company's ordinary life insurance in force and 25% of premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Amounts allocable to participating policyholders are based on published dividend projections or expected dividend scales. Dividends of $8.1 million and $8.6 million were incurred during the six months ended June 30, 2004 and 2003, respectively.

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

2.   Investments

     Fixed maturities available for sale as of June 30, 2004 were as follows:


                                                                                   Gross            Gross
                                                                Amortized        Unrealized       Unrealized          Fair
     (Millions)                                                    Cost             Gains           Losses            Value
                                                             ---------------  ---------------  ---------------  ---------------
        U.S. government and government
          agencies and authorities                           $      388.5     $        1.7     $       0.4      $     389.8
        State, municipalities and political subdivisions             20.7                -             2.3             18.4

        U.S. corporate securities:
          Public utilities                                        1,714.9             54.4            25.4          1,743.9
          Other corporate securities                              7,247.9            197.8           113.8          7,331.9
                                                             ---------------  ---------------  ---------------  ---------------
        Total U.S. corporate securities                           8,962.8            252.2           139.2          9,075.8
                                                             ---------------  ---------------  ---------------  ---------------

        Foreign securities:
          Government                                                445.0              8.2            10.9            442.3
          Other                                                   2,092.5             64.8            43.4          2,113.9
                                                             ---------------  ---------------  ---------------  ---------------
        Total foreign securities                                  2,537.5             73.0            54.3          2,556.2
                                                             ---------------  ---------------  ---------------  ---------------

        Mortgage-backed securities                                3,258.7             49.9            62.5          3,246.1
        Other asset-backed securities                             1,676.9             13.2            25.6          1,664.5

        Total fixed maturities, including fixed
          maturities pledged to creditors                        16,845.1            390.0           284.3         16,950.8
        Less: fixed maturities pledged to
          creditors                                                 391.7              3.6             7.7            387.6
                                                             ---------------  ---------------  ---------------  ---------------
        Fixed maturities                                     $   16,453.4     $      386.4     $     276.6      $  16,563.2
                                                             ===============  ===============  ===============  ===============


ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Fixed maturities available for sale as of December 31, 2003 were as follows:


                                                                                   Gross            Gross
                                                                Amortized        Unrealized       Unrealized          Fair
     (Millions)                                                    Cost             Gains           Losses            Value
                                                             ---------------  ---------------  ---------------  ---------------
        U.S. government and government
          agencies and authorities                           $      195.5     $        2.0     $       0.1      $     197.4
        State, municipalities and political subdivisions             31.7                -             2.5             29.2

        U.S. corporate securities:
          Public utilities                                        1,341.2             84.3             8.0          1,417.5
          Other corporate securities                              7,020.6            346.7            35.8          7,331.5
                                                             ---------------  ---------------  ---------------  ---------------
        Total U.S. corporate securities                           8,361.8            431.0            43.8          8,749.0
                                                             ---------------  ---------------  ---------------  ---------------

        Foreign securities:
          Government                                                487.1             21.7             3.9            504.9
          Other                                                   1,984.4             96.0            24.1          2,056.3
                                                             ---------------  ---------------  ---------------  ---------------
        Total foreign securities                                  2,471.5            117.7            28.0          2,561.2
                                                             ---------------  ---------------  ---------------  ---------------

        Mortgage-backed securities                                3,247.0             66.7            21.8          3,291.9
        Other asset-backed securities                             1,273.0             17.2            21.1          1,269.1

        Total fixed maturities, including fixed
          maturities pledged to creditors                        15,580.5            634.6           117.3         16,097.8
        Less: fixed maturities pledged to
          creditors                                                  22.2              0.1               -             22.3
                                                             ---------------  ---------------  ---------------  ---------------
        Fixed maturities                                     $   15,558.3     $      634.5     $     117.3      $  16,075.5
                                                             ===============  ===============  ===============  ===============


     At June 30, 2004 and December 31, 2003, net unrealized appreciation is $105.7 million and $517.3 million, respectively, on available-for-sale fixed maturities, including fixed maturities pledged to creditors.

     The aggregate unrealized losses and related fair values of investments with unrealized losses as of June 30, 2004, are shown below by duration:


                                                                                    Unrealized             Fair
                                                                                       Loss                Value
                                                                                 ------------------  ------------------
     (Millions)
        Duration category:
          Less than six months below cost                                        $        208.6      $    7,280.3
          More than six months and less than twelve months below cost                      32.1             499.2
          More than twelve months below cost                                               43.6             428.8
                                                                                 ------------------  ------------------
        Fixed maturities                                                         $        284.3      $    8,208.3
                                                                                 ==================  ==================


ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Of the losses less than 6 months in duration of $208.6 million, there were $146.7 million in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. Business and operating fundamentals are performing as expected. The remaining losses of $61.9 million as of June 30, 2004 included the following significant items:

     |X| $59.2 million of unrealized losses related to securities reviewed for impairment under the guidance prescribed by EITF 99-20. This category includes U.S. government-backed securities, principal protected securities and structured securities, which did not have an adverse change in cash flows for which the carrying amount was $2,589.1 million.

     |X| $2.7 million of unrealized losses related to the airlines industry, for which the carrying amount was $78.3 million.

     Of the losses more than 6 months and less than 12 months in duration of $32.1 million, there were $24.3 million in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. Business and operating fundamentals are performing as expected. The remaining losses of $7.8 million as of June 30, 2004 included the following significant items:

     |X| $6.8 million of unrealized losses related to securities reviewed for impairment under the guidance prescribed by EITF 99-20. This category includes U.S. government-backed securities, principal protected securities and structured securities, which did not have an adverse change in cash flows for which the carrying amount was $162.9 million.

     |X| $1.0 million of unrealized losses related to a foreign security, the issuer of which is in the Dominican Republic, for which the carrying amount was $3.1 million.

     Of the losses more than 12 months in duration of $43.6 million, there were $23.1 million, in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. Business and operating fundamentals are performing as expected. The remaining losses of $20.5 million as of June 30, 2004 included the following significant items:

     |X| $17.2 million of unrealized losses related to securities reviewed for impairment under the guidance prescribed by EITF 99-20. This category includes U.S. government-backed securities, principal protected securities and structured securities, which did not have an adverse change in cash flows for which the carrying amount was $142.4 million.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     |X| $1.8 million of unrealized losses relating to the airlines industry, for which the carrying amount was $22.1 million.

     |X| $1.5 million of unrealized losses related to a foreign security, the issuer of which is in the Dominican Republic, for which the carrying amount was $4.0.

     The amortized cost and fair value of total fixed maturities as of June 30, 2004 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.


                                                                             Amortized              Fair
                                                                                Cost                Value
                                                                          ------------------  ------------------
     (Millions)
        Due to mature:
          One year or less                                                $         206.4     $         211.1
          After one year through five years                                       3,625.8             3,707.6
          After five years through ten years                                      3,954.1             4,037.2
          After ten years                                                         3,026.2             2,977.1
          Mortgage-backed securities                                              4,355.7             4,353.3
          Other asset-backed securities                                           1,676.9             1,664.5
        Less: fixed maturities pledged to creditors                                 391.7               387.6
                                                                          ------------------  ------------------
        Fixed maturities                                                  $      16,453.4     $      16,563.2
                                                                          ==================  ==================


     At June 30, 2004 and December 31, 2003, fixed maturities with fair values of $14.1 million and $20.1 million, respectively, were on deposit as required by regulatory authorities.

     The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at June 30, 2004.

     The Company enters into dollar repurchase agreement and repurchase agreement transactions to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. The dollar rolls and repurchase agreements are accounted for as short-term collateralized financing and the repurchase obligation is reported on the Condensed Balance Sheets in borrowed money. At June 30, 2004 and December 31, 2003, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $676.3 million and $536.8 million, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in fixed maturities on the Condensed Balance Sheets. The repurchase obligation totaled $670.0 million and $534.2 million at June 30, 2004 and December 31, 2003, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at June 30, 2004. The Company believes the counterparties to the dollar roll and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

     During the three months ended June 30, 2004, the Company determined that 15 fixed maturities had an other than temporary impairment. As a result, for the three months ended June 30, 2004, the Company recognized a pre-tax loss of $7.0 million to reduce the carrying value of the fixed maturities to their fair value of $15.9 million. During the three months ended June 30, 2003, the Company determined that 130 fixed maturities had other than temporary impairments. As a result, for the three months ended June 30, 2003, the Company recognized a pre-tax loss of $30.5 million to reduce the carrying value of the fixed maturities to their combined fair value of $141.9 million.

     During the six months ended June 30, 2004, the Company determined that 70 fixed maturities had an other than temporary impairment. As a result, for the six months ended June 30, 2004, the Company recognized a pre-tax loss of $13.1 million to reduce the carrying value of the fixed maturities to their fair value of $69.2 million. During the six months ended June 30, 2003, the Company determined that 170 fixed maturities had other than temporary impairments. As a result, for the six months ended June 30, 2003, the Company recognized a pre-tax loss of $87.0 million to reduce the carrying value of the fixed maturities to their combined fair value of $351.2 million.


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

     The carrying values and estimated fair values of certain of the Company's financial instruments at June 30, 2004 and December 31, 2003 were as follows:


                                                                   2004                           2003
                                                       ------------------------------ ------------------------------
                                                          Carrying         Fair          Carrying         Fair
                                                           Value          Value           Value          Value
                                                       ------------------------------ ------------------------------
     (Millions)
     Assets:
       Fixed maturity, including securities
         pledged to creditors                           $  16,950.8     $  16,950.8    $  16,097.8     $  16,097.8
       Equity securities                                       22.8            22.8          120.2           120.2
       Mortgage loans on real estate                        3,553.2         3,649.2        3,388.7         3,581.4
       Real estate                                              1.8             2.0            4.5             4.8
       Policy loans                                           170.9           170.9          177.1           177.1
       Cash and short-term investments                        518.9           518.9           88.3            88.3
       Other investments                                      169.8           169.8           56.0            56.0
       Assets held in separate accounts                    20,821.7        20,821.7       18,220.1        18,220.1
     Liabilities:
       Notes to affiliates                                     35.0            54.0           35.0            57.3
       Investment contract liabilities:
         Deferred annuities                                16,833.6        15,757.2       16,072.4        15,069.0
         Supplementary contracts and
           immediate annuities                                840.1           840.1          840.1           840.1
         Liabilities related to separate accounts          20,821.7        20,821.7       18,220.1        18,220.1


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

     Derivative Financial Instruments

     Interest Rate Caps

     Interest rate caps are used to manage the interest rate risk in the Company's bond portfolio. Interest rate caps are purchased contracts that provide the Company with an annuity in an increasing interest rate environment. The notional amount, carrying value and estimated fair value of the Company's open interest rate caps as of June 30, 2004 were $736.2 million, $4.0 thousand and $4.0 thousand, respectively. The notional amount, carrying value and estimated fair value (liabilities are denoted with parentheses) of the Company's open interest rate caps as of December 31, 2003 were $1,036.2 million, $20.0 thousand and $20.0 thousand, respectively.

     Interest Rate Swaps

     Interest rate swaps are used to manage the interest rate risk in the Company's bond portfolio as well as the Company's liabilities. Interest rate swaps represent contracts that require the exchange of cash flows at regular interim periods, typically monthly or quarterly. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of June 30, 2004 were $1,573.4 million, $20.4 million and $20.4 million, respectively. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of December 31, 2003 were $1,266.5 million, $(91.2) million and $(91.2) million, respectively.

     Futures

     Futures contracts are used to hedge against a decrease in certain indexes. Such decrease results in increased reserve liabilities, and the futures offset this increased expense. The underlying reserve liabilities are carried at market value with the change in value running through the statement of income, which is offset by the daily cash movement of the futures. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of June 30, 2004, were $(922.7) million, $(4.5) million and $(4.5) million, respectively. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of December 31, 2003, were $491.3 million, $0.8 million and $0.8 million, respectively.

     Foreign Exchange Swaps

     Foreign exchange swaps are used to reduce the risk of a change in the value, yield or cash flow with respect to invested assets. Foreign exchange swaps represent contracts that require the exchange of foreign currency cash flows for US dollar cash flows at regular interim periods, typically quarterly or semi-annually. The notional amount, carrying value and estimated fair value of the Company's open foreign exchange rate swaps as

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     of June 30, 2004 were $18.5 million, $(19.9) million and $(19.9) million, respectively. The notional amount, carrying value and estimated fair value of the Company's open foreign exchange rate swaps as of December 31, 2003 were $128.2 million, $(19.4) million and $(19.4) million, respectively.

     Options

     S&P Options are used to hedge against an increase in the S&P Index. Such increase results in increased reserve liabilities, and the options offset this increased expense. The options are accounted for in a consistent manner with the underlying reserve liabilities, both of which are carried at fair value with the change in value running through the statement of income. If the options mature in the money, the amount received is recorded in income to offset the increased expense for the reserve liabilities. The notional amount, carrying value and estimated fair value of the Company's open options as of June 30, 2004 were $1,762.1 million, $118.8 million, and $118.8 million, respectively. The notional amount, carrying value and estimated fair value of the Company's open options as of December 31, 2003 were $1,287.8 million, $100.9 million, and $100.9 million, respectively.

     Embedded Derivatives

     The Company also had investments in certain fixed maturity instruments and retail annuity products that contain embedded derivatives, including those whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The estimated fair value of the embedded derivatives within securities as of June 30, 2004 and December 31, 2003 was $0 million and $(1.1) million, respectively. The estimated fair value of the embedded derivatives within retail annuity products as of June 30, 2004 and December 31, 2003, was $314.0 million and $238.9 million, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

4.   Net Investment Income

     Sources of net investment income were as follows:


                                                                                   Three months        Three months
                                                                                      ended               ended
                                                                                     June 30,            June 30,
         (Millions)                                                                    2004                2003
                                                                                ------------------  -------------------
         Fixed maturities                                                       $        241.4      $        246.9
         Equity securities                                                                 0.1                 2.6
         Mortgage loans                                                                   57.0                51.6
         Real estate                                                                       0.1                   -
         Policy loans                                                                      2.0                 1.4
         Short-term investments and cash equivalents                                       0.3                 0.7
         Other                                                                             9.8                (5.5)
                                                                                ------------------  -------------------
         Gross investment income                                                         310.7               297.7
         Less: investment expenses                                                        17.1                16.0
                                                                                ------------------  -------------------
         Net investment income                                                  $        293.6      $        281.7
                                                                                ==================  ===================


                                                                                   Six months            Six months
                                                                                      ended                 ended
                                                                                     June 30,             June 30,
         (Millions)                                                                    2004                 2003
                                                                                ------------------  -------------------
         Fixed maturities                                                       $        472.7      $         484.9
         Equity securities                                                                 0.1                  2.6
         Mortgage loans                                                                  110.3                102.2
         Real estate                                                                       0.2                  0.5
         Policy loans                                                                      4.9                  3.8
         Short-term investments and cash equivalents                                       0.6                  1.3
         Other                                                                             9.4                  0.5
                                                                                ------------------  -------------------
         Gross investment income                                                         598.2                595.8
         Less: investment expenses                                                        34.3                 29.8
                                                                                ------------------  -------------------
         Net investment income                                                  $        563.9      $         566.0
                                                                                ==================  ===================


5.   Dividend Restrictions and Shareholder's Equity

     The Company's ability to pay dividends to its Parent is subject to the prior approval of insurance regulatory authorities for payment of dividends, which exceed an annual limit. The Company did not pay common stock dividends during the period ended June 30, 2004 or the year ended December 31, 2003.

     The Insurance Department of the State of Iowa (the "Department"), effective January 1, 2004, recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States.
     Statutory net income (loss) was $(10.7)  million and $8.5 million,  for the

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     three months ended June 30, 2004 and 2003, respectively. Statutory net loss was $12.6 million and $60.4 million, for the six months ended June 30, 2004 and 2003, respectively. Statutory capital and surplus was $1,154.8 million and $1,020.1 million as of June 30, 2004 and 2003, respectively.

     As of June 30, 2004, the Company does not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.


6.   Capital Gains and Losses

     Realized capital gains and losses are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the impairment of investments. Net realized capital gains (losses) on investments were as follows:


                                                                                   Six months            Six months
                                                                                      ended                 ended
                                                                                     June 30,             June 30,
     (Millions)                                                                        2004                 2003
                                                                                ------------------  -------------------
     Fixed maturities                                                           $        28.6       $         75.7
     Equity securities                                                                    5.3                 (0.3)
     Derivatives                                                                        (14.9)               (77.9)
     Real Estate                                                                            -                 (2.3)
     Other                                                                                  -                 (0.2)
                                                                                ------------------  -------------------
     Pretax realized capital gains (losses)                                              19.0                 (5.0)
                                                                                ==================  ===================
     After-tax realized capital gains (losses)                                  $        12.4       $         (3.3)
                                                                                ==================  ===================

     Proceeds from the sale of total fixed maturities and the related gross gains and losses were as follows:


                                                                                   Six months            Six months
                                                                                      ended                 ended
                                                                                     June 30,             June 30,
     (Millions)                                                                        2004                 2003
                                                                                ------------------  -------------------
     Proceeds on sales                                                          $     9,291.4       $      8,032.9
     Gross gains                                                                         86.1                188.5
     Gross losses                                                                        38.3                 26.1


ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Changes in shareholder's equity related to changes in accumulated other comprehensive income were as follows:


                                                                                   Six months            Six months
                                                                                      ended                 ended
                                                                                     June 30,             June 30,
     (Millions)                                                                        2004                 2003
                                                                                ------------------  -------------------
     Fixed maturities                                                           $      (411.7)      $        378.3
     Equity securities                                                                   (4.5)                 5.6
     DAC/VOBA                                                                           145.6                (96.7)
     Derivatives                                                                          2.7                (26.8)
     Sales inducements                                                                   (0.4)                   -
     Other                                                                                  -                  0.9
                                                                                ------------------  -------------------
     Subtotal                                                                          (268.3)               261.3
     Decrease (increase) in deferred income taxes                                       103.1               (198.0)
                                                                                ------------------  -------------------
     Net changes in accumulated other
       comprehensive income                                                     $      (165.2)      $         63.3
                                                                                ==================  ===================

     Shareholder's equity included the following accumulated other comprehensive income:


                                                                                     June 30,             June 30,
     (Millions)                                                                        2004                 2003
                                                                                ------------------  -------------------
      Net unrealized capital gains (losses):
        Fixed maturities                                                        $       105.6       $        986.1
        Equity securities                                                                 0.7                  2.1
        DAC/VOBA                                                                        (64.9)              (486.2)
        Derivatives                                                                     (11.3)               (26.8)
        Sales inducements                                                                (0.5)                   -
        Other                                                                               -                  1.2
                                                                                ------------------  -------------------
       Subtotal                                                                          29.6                476.4
       Less: deferred income taxes                                                        4.8                278.0
                                                                                ------------------  -------------------
       Net accumulated other comprehensive income                               $        24.8       $        198.4
                                                                                ==================  ===================

     Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, were as follows:


                                                                                   Six months            Six months
                                                                                      ended                 ended
                                                                                     June 30,             June 30,
     (Millions)                                                                        2004                 2003
                                                                                ------------------  -------------------
     Unrealized holding gains (losses) arising
       during the year (1)                                                      $      (111.8)      $        113.7
     Less: reclassification adjustment for gains
       (losses) and other items included in
       net income (2)                                                                    53.4                 50.4
                                                                                ------------------  -------------------
     Net unrealized gains (losses) on securities                                $      (165.2)      $         63.3
                                                                                ==================  ===================

     (1) Pretax unrealized holding gains (losses) arising during the period were $(172.0) million and $174.9 million for the six months ended June 30, 2004 and 2003, respectively.

     (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $82.2 million and $77.5 million for the six months ended June 30, 2004 and 2003, respectively.

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

     The SOP reserve for annuities with minimum guaranteed death benefits ("MGDB") is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the MGDB SOP reserve at June 30, 2004:

                  Area                     Assumptions/Basis for Assumptions
     ----------------------------------    -------------------------------------
     Data used                             Based on 101 investment performance
                                           scenarios stratified based on
                                           10,000 random generated scenarios
     Mean investment performance           8.5%
     Volatility                            18.0%
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

     The SOP reserve for annuities with guaranteed minimum accumulation benefits ("GMAB") and guaranteed minimum withdrawal benefits ("GMWB") are considered to be derivatives under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recognized at fair value through earnings.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The SOP reserve for the guaranteed minimum income benefits ("GMIB") is determined each period by estimating the expected value of the annutization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if the actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for calculating the additional GMIB liability at June 30, 2004, are consistent with those used for the calculating the additional MGDB liability. In addition, the calculation of the GMIB liability assumes dynamic surrenders and dynamic annuitization reflecting the extent to which the benefit, at the time of payment, has a positive value.

     The separate account liabilities subject to SOP 03-1 for minimum guaranteed benefits, and the additional liabilities recognized related to minimum guarantees, by type, as of June 30, 2004, and the paid and incurred amounts by type for the six months ended June 30, 2004 are as follows:


                                                                Minimum            Guaranteed          Guaranteed
                                                               Guaranteed           Minimum             Minimum
                                                                 Death           Accumulation/           Income
                                                                Benefit        Withdrawal Benefit       Benefit
                                                                 (MGDB)           (GMAB/GMWB)            (GMIB)
                                                             --------------- ----------------------- ---------------
     Separate account liability
       balance                                               $  20,821.7     $         1,418.6       $   6,463.8
     Additional liability balance:
       Balance at January 1, 2004                            $      56.5     $            14.5       $      13.6
       Incurred guaranteed benefits                                 22.4                  (1.8)             10.3
       Paid guaranteed benefits                                    (16.1)                    -                 -
                                                             --------------- ----------------------- ---------------
       Balance at June 30, 2004                              $      62.8     $            12.7       $       23.9
                                                             =============== ======================= ===============


     The net amount at risk (net of reinsurance) and the weighted average attained age of contractholders by type of minimum guaranteed benefit, are as follows as of June 30, 2004:


                                                                Minimum            Guaranteed          Guaranteed
                                                               Guaranteed           Minimum             Minimum
                                                                 Death           Accumulation/           Income
                                                                Benefit        Withdrawal Benefit       Benefit
                                                                 (MGDB)           (GMAB/GMWB)            (GMIB)
                                                             --------------- ----------------------- ---------------
     Net Amount at Risk (net of reinsurance)                 $   1,565.0         $        88.5       $     263.0
     Weighted Average Attained Age                                    64                    59                59


     The aggregate fair value of equity securities (including mutual funds), supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of June 30, 2004 is $20,821.7 million.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

8.   Sales Inducements

     Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement. Such amounts are reported separately on the balance sheet as of January 1, 2004. Prior to 2004, these amounts were included in DAC. Sales inducements are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC. During the three months ended June 30, 2004, the Company capitalized and amortized $25.9 million and $15.0 million, respectively, of sales inducements. During the six months ended June 30, 2004, the Company capitalized and amortized $50.8 million and $40.2 million, respectively, of sales inducements. The unamortized balance of capitalized sales inducements, net of unrealized gains and losses, is $496.1 million as of June 30, 2004.


9.   Income Taxes

     Effective January 1, 2004, the Company files a stand-alone federal income tax return. Prior to that date, the Company and each of the Merger Companies, filed federal income tax returns with their respective filing groups.

     At June 30, 2004, the Company has net operating loss carryforwards of approximately $510.7 million for federal income tax purposes, which are available to offset future taxable income. If not used, these carryforwards will expire between 2015 and 2019.

     At  June  30,  2004,  the  Company  has  capital  loss   carryforwards   of
     approximately $75.5 million for federal income tax purposes, which are available to offset future capital gains. If not used, these carryforwards will expire in 2009.

     Income tax expense (benefit) from continuing operations included in the condensed financial statements are as follows:


                                                                                   Three months        Three months
                                                                                      ended               ended
                                                                                     June 30,            June 30,
     (Millions)                                                                        2004                2003
                                                                                ------------------  -------------------
     Current tax (benefit):
       Federal                                                                  $           -       $        (42.4)
                                                                                ------------------- ------------------
          Total current tax (benefit)                                                       -                (42.4)
                                                                                ------------------- ------------------
     Deferred tax (benefit):
       Operations and capital loss carryforwards                                        (42.8)                   -
       Other federal deferred tax                                                        66.0                 56.8
                                                                                ------------------- ------------------
          Total deferred tax (benefit)                                                   23.2                 56.8
                                                                                ------------------- ------------------
          Total income tax expense (benefit)                                    $        23.2       $         14.4
                                                                                =================== ==================

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------


                                                                                    Six months          Six months
                                                                                      ended               ended
                                                                                     June 30,            June 30,
     (Millions)                                                                        2004                2003
                                                                                ------------------- -------------------
     Current tax (benefit):
       Federal                                                                  $           -       $        (44.5)
                                                                                ------------------- -------------------
          Total current tax (benefit)                                                       -                (44.5)
                                                                                ------------------- -------------------
     Deferred tax (benefit):
       Operations and capital loss carryforwards                                        (36.6)                   -
       Other federal deferred tax                                                        69.8                 51.4
                                                                                ------------------- -------------------
          Total deferred tax (benefit)                                                   33.2                 51.4
                                                                                ------------------- -------------------
     Total income tax expense (benefit)                                         $        33.2       $          6.9
                                                                                =================== ===================


     Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:


                                                                                   Three months        Three months
                                                                                      ended               ended
                                                                                     June 30,            June 30,
     (Millions)                                                                        2004                2003
                                                                                ------------------  -------------------
     Income before income taxes                                                 $        69.8       $         46.5
     Tax rate                                                                              35%                  35%
                                                                                ------------------  -------------------
     Income tax at federal statutory rate                                                24.4                 16.3
     Tax effect of:
       Meals and entertainment                                                            0.2                  0.1
       Dividend received deduction                                                       (1.4)                (2.0)
                                                                                ------------------  -------------------
     Income taxes                                                               $        23.2       $         14.4
                                                                                ==================  ===================


                                                                                    Six months          Six months
                                                                                      ended               ended
                                                                                     June 30,            June 30,
     (Millions)                                                                        2004                2003
                                                                                ------------------  --------------------
     Income before income taxes                                                 $       102.4       $         25.5
     Tax rate                                                                              35%                  35%
                                                                                ------------------  --------------------
     Income tax at federal statutory rate                                                35.8                  8.9
     Tax effect of:
       Meals and entertainment                                                            0.3                  0.2
       Dividend received deduction                                                       (2.9)                (2.2)
                                                                                ------------------  --------------------
     Income taxes                                                               $        33.2       $         6.9
                                                                                ==================  ====================


ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at June 30, 2004 and December 31, 2003 are presented below:


     (Millions)                                                                        2004                2003
                                                                                -------------------  ------------------
     Deferred tax assets:
       Operations and capital loss carryforwards                                $       205.2        $       168.5
       Future policy benefits                                                           415.9                470.7
       Goodwill                                                                           9.1                  9.8
       Investments                                                                       13.4                 20.5
       Employee compensation and benefits                                                19.3                 16.8
       Other                                                                             33.9                 33.4
                                                                                -------------------  ------------------
          Total gross assets                                                            696.8                719.7
                                                                                -------------------  ------------------
     Deferred tax liabilities:
       Unrealized gains on investments                                                  (67.0)              (123.4)
       Deferred policy acquisition cost                                                (486.4)              (529.1)
       Value of purchased insurance in force                                            (43.2)               (38.3)
       Other                                                                             (0.4)                (0.3)
                                                                                -------------------  ------------------
          Total gross liabilities                                                      (597.0)              (691.1)
                                                                                -------------------  ------------------
     Net deferred income tax asset (liability)                                  $        99.8        $        28.6
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

     The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees' participation in the Retirement Plan were $2.7 million and $(0.3) million for the three-month periods ended June 30, 2004 and 2003, respectively and $5.5 million and $4.3 million for the six-month periods ended June 30, 2004 and 2003, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Non-Qualified Retirement Plans

     Through December 31, 2001, the Company, in conjunction with ING, offered certain eligible employees a Supplemental Executive Retirement Plan and an Excess Plan (collectively, the "SERPs"). The SERPs are non-qualified defined benefit pension plans, which means all benefits are payable from the general assets of the Company. SERP benefits are not guaranteed by the PBGC. Benefit accruals under the SERPs ceased effective as of December 31, 2001. Benefits under the SERPs are determined based on an eligible employees years of service and such employee's average annual compensation for the highest five years during the last ten years of employment. Pre-tax charges of operations of the Company for the SERPs were $0.1 million and $0.8 million for the three-month periods ended June 30, 2004 and 2003, respectively and $0.2 million and $0.1 million for the six-month periods ended June 30, 2004 and 2003, respectively.

     The following tables summarize the benefit obligations and the funded status for the SERP and the Excess Plan for the year ended December 31, 2003:

     (Millions)
     Change in Benefit Obligation:
       Defined Benefit Obligation, January 1                 $         8.8
       Interest cost                                                   0.6
       Benefits paid                                                  (0.4)
       Actuarial (gain) loss on obligation                             2.0
                                                             ------------------
       Defined Benefit Obligation, December 31               $        11.0
                                                             ==================

     Funded status:
       Funded status at December 31                          $       (11.0)
       Unrecognized past service cost                                 (0.1)
       Unrecognized net loss                                          (1.8)
                                                             ------------------
     Net amount recognized                                   $       (12.9)
                                                             ==================


     At December 31, 2003, the accumulated benefit obligation was $9.3 million.

     The weighted-average assumptions used in the measurement of the benefit obligation for the Retirement Plan were as follows:

                                                    2004                2003
                                               --------------     --------------
     Discount rate at beginning of period          6.25%                6.75%
     Rate of compensation increase                 3.75                 3.75

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Net periodic benefit costs for the periods ended June 30, 2004 and 2003 were as follows:


                                                                                   Three months        Three months
                                                                                      ended               ended
                                                                                     June 30,            June 30,
     (Millions)                                                                        2004                2003
                                                                                ------------------  -------------------
     Interest cost                                                              $         0.1       $          0.2
     Unrecognized past service cost recognized in period                                    -                 (0.1)
                                                                                ------------------  -------------------
     Net periodic benefit cost                                                  $         0.1       $          0.1
                                                                                ==================  ===================


                                                                                    Six months          Six months
                                                                                      ended               ended
                                                                                     June 30,            June 30,
     (Millions)                                                                        2004                2003
                                                                                ------------------  --------------------
     Interest cost                                                              $         0.3       $          0.3
     Unrecognized past service cost recognized in period                                 (0.1)                (0.2)
                                                                                ------------------  --------------------
     Net periodic benefit cost                                                  $         0.2       $          0.1
                                                                                ==================  ====================

     Contributions for the SERPs are expected to be $0.4 million during 2004.

     Defined Contribution Plans

     ING North America sponsors the ING Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees, including but not limited to Career Agents are eligible to participate, including the Company's employees other than Company agents. The Savings Plan is a tax-qualified profit sharing and stock bonus plan, which includes an employee stock ownership plan ("ESOP") component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. All matching contributions are subject to a 4-year graded vesting schedule (although certain specified participants are subject to a 5-year graded vesting schedule). All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges to operations of the Company for the Savings Plan were $1.0 million and $0.7 million for the three-month periods ended June 30, 2004 and 2003, respectively and $1.9 million and $1.5 million for the six-month periods ended June 30, 2004 and 2003, respectively.

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

     The following tables summarize the benefit obligations and the funded status for retired employees' and retired agents' post-retirement health care benefits for the year ended December 31, 2003:

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

     Net periodic benefit costs for the periods ended June 30, 2004 and 2003 were as follows:

                                             Three months        Three months
                                                ended               ended
                                               June 30,            June 30,
     (Millions)                                  2004                2003
                                          -----------------  -------------------
     Service cost                         $        0.1       $          0.2
     Interest cost                                 0.2                  0.1
                                          -----------------  -------------------
     Net periodic benefit cost            $        0.3       $          0.3
                                          =================  ===================


                                              Six months          Six months
                                                ended               ended
                                               June 30,            June 30,
     (Millions)                                 2004                2003
                                         ------------------  -------------------
     Service cost                        $         0.3       $          0.3
     Interest cost                                 0.3                  0.3
                                         ------------------  -------------------
     Net periodic benefit cost           $         0.6       $          0.6
                                         ==================  ===================

     Contributions for retired employees' and retired agents' post-retirement health care benefits are expected to be $0.5 million during 2004.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Effect of Recently Enacted Legislation

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was enacted. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans. In January 2004, the FASB issued FASB Staff Position No. 106-1 ("FSP 106-1"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This statement permitted a sponsor of a postretirement benefit plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Act until authoritative guidance on accounting for the federal subsidy was issued or until certain other events occurred. In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which superseded FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 will become effective for the Company in the third quarter of 2004. The Company maintains a postretirement benefit plan that provides a prescription drug benefit. The Company expects that application of this guidance will not have a material impact on the Company's condensed financial statements.


11.  Related Party Transactions

     Operating Agreements

     The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

     |X| Underwriting and distribution agreement with Directed Services, Inc. ("DSI"), for the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable products and appoint representatives of the broker/dealers as agents. For the three months ended June 30, 2004 and 2003, commission expenses were incurred in the amounts of $128.1 million and $90.3 million, respectively. For the six months ended June 30, 2004 and 2003, commission expenses were incurred in the amounts of $237.2 million and $160.3 million, respectively.

     |X| Asset management agreement with ING Investment Management LLC ("IIM"), in which IIM provides asset management and accounting services. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the three months ended June 30, 2004 and 2003, expenses were incurred in the amounts of $16.7 million and $15.6 million, respectively. For the six months ended June 30, 2004 and 2003, expenses were incurred in the amounts of $33.4 million and $29.1 million, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     |X| Expense sharing agreements with ING AIH for administrative, management, financial, and information technology services, which were approved in 2001. For the three months ended June 30, 2004 and 2003, ING USA incurred expenses of $16.1 million and $17.3 million, respectively. For the six months ended June 30, 2004 and 2003, ING USA incurred expenses of $30.4 million and $32.4 million, respectively.

     |X| Services agreement with ING Financial Advisors, LLC ("ING FA") to provide certain administrative, management, professional advisory, consulting and other services to the Company for the benefit of its customers. Charges for these services are to be determined in accordance with fair and reasonable standards with neither party realizing a profit nor incurring a loss as a result of the services provided to the Company. The Company will reimburse ING FA for direct and indirect costs incurred on behalf of the Company.

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

     Reciprocal Loan Agreement

     On January 1, 2004, the Company entered into a new reciprocal loan agreement with ING AIH, a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. In accordance with this agreement, the maximum outstanding amount to be borrowed or lent shall not exceed 3% of ING USA's total admitted assets. This agreement supercedes the previous reciprocal loan agreement with ING AIH, by which the Company and ING AIH could borrow up to $499 million from one another.

     Under the previous reciprocal loan agreement, interest on any ING USA borrowings was charged at the rate of ING AIH's cost of funds for the

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     interest period plus 0.15%. Interest on any ING AIH borrowings was charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, ING USA incurred interest expense of $0.1 million for the six months ended June 30, 2004 and 2003, respectively. ING USA incurred minimal interest expense for the three months ended June 30, 2004 and 2003. ING USA earned interest of $0.4 million and $20.0 thousand for the three months ended June 30, 2004 and 2003, respectively, and $1.1 million and $0.3 million for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004 and December 31, 2003, ING USA had $174.5 million and $120.4 million receivable from ING AIH under this agreement included in due from affiliates.

     Notes to Affiliates

     The Company's promissory note in the amount of $50 million payable to Lion Connecticut Holdings, Inc. was repaid on May 17, 2004. The note was issued on April 15, 1997. Interest was charged at an annual rate of 8.75% and the face amount was due on demand. The Company incurred interest expense of $0.6 million and $1.1 million for the three months ended June 30, 2004 and 2003, respectively, and $1.7 million and $2.2 million for the six months ended June 30, 2004 and 2003, respectively.

     ING USA issued a 30-year surplus note for $35 million with its affiliate, Security Life of Denver, which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the notes and related accrued interest is subordinate to payments due to policyholders and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of ING USA. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $0.7 million for the three months ended June 30, 2004 and 2003, respectively. Interest expense was $1.4 million for the six months ended June 30, 2004 and 2003, respectively.

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

     Capital Transactions

     During the six months ended June 30, 2004, ING USA received capital contributions of $40.0 million. During the six months ended June 30, 2003, ING USA received capital contributions of $88.7 million.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

12.  Financing Agreements

     The Company maintains a revolving loan agreement with SunTrust Bank, Atlanta (the "Bank"). Under this agreement, which is due on demand, the Company can borrow up to $125 million from the Bank. Interest on any borrowing accrues at an annual rate equal to a rate quoted by the Bank to the Company for the borrowing. Under the agreement, the Company incurred minimal interest expense for the three and six months ended June 30, 2004 and 2003. At June 30, 2004 and December 31, 2003, the Company did not have any balances payable to the Bank.

     The Company also maintains a revolving loan agreement with Bank of New York, New York (the "BONY"). Under this agreement, the Company can borrow up to $100 million from BONY. Interest on any of the Company borrowing accrues at an annual rate equal to a rate quoted by BONY to the Company for the borrowing. Under this agreement, the Company incurred no interest expense for the three and six months ended June 30, 2004 and 2003. At June 30, 2004 and December 31, 2003, the Company did not have any balances payable to BONY.


13.  Reinsurance

     At June 30, 2004, ING USA had reinsurance treaties with 2 unaffiliated reinsurers and 19 affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. ING USA remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

     Reinsurance ceded in force for life mortality risks were $957.9 million and $1,209.4 million at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004 and December 31, 2003, the Company had net receivables of $629.4 million and $634.8 million, respectively for reinsurance claims, reserve credits, or other receivables from these reinsurers. At June 30, 2004 and December 31, 2003, respectively, these net receivables were comprised of the following: $8.0 million and $17.1 million for claims recoverable from reinsurers; $2.8 million and $6.6 million payable for reinsurance premiums; $10.5 million and $20.2 million for reserve credits; and $19.4 million and $21.1 million for reinsured surrenders and allowances due from an unaffiliated reinsurer; and $613.1 million and $619.4 million for reinsurance ceded. Included in the accompanying condensed financial statements, are net policy benefits recoveries of $8.5 million and $9.7 million for the three months ended June 30, 2004 and 2003, respectively and $21.4 million and $22.4 million for the six months ended June 30, 2004 and 2003, respectively.

     Premiums ceded under reinsurance were $3.7 million and $4.7 million for the three months ended June 30, 2004 and 2003, respectively. Premiums ceded under reinsurance were $7.0 million and $7.8 million for the six months ended June 30, 2004 and 2003, respectively. Reinsurance recoveries were $2.4 million and $0.3 million for the three months ended June 30, 2004 and

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     2003, respectively. Reinsurance recoveries were $3.1 million and $(0.1) million for the six months ended June 30, 2004 and 2003, respectively. Premiums ceded and reinsurance recoveries are included in interest credited and other benefits to policyholders.

     ING USA participates in a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying condensed financial statements are presented net of the effects of the treaty which decreased income by $0.7 million and $0.8 million for the three months ended June 30, 2004 and 2003, respectively and $1.0 million and $0.9 million for the six months ended June 30, 2004 and 2003, respectively.


14.  Commitments and Contingent Liabilities

     Leases

     The Company leases its home office space and certain other equipment under operation leases that expire through 2017.

     For the three months ended June 30, 2004 and 2003, rent expense for leases was $1.9 million and $1.8 million, respectively. For the six months ended June 30, 2004 and 2003, rent expense for leases was $3.8 million and $3.6 million, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2004 through 2008 are estimated to be $7.6 million, $7.7 million, $7.7 million, $7.5 million and $7.4 million, respectively, and $42.9 million, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At June 30, 2004 and December 31, 2003, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $450.3 million and $154.0 million, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Litigation

     The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.

Item 2. Management's Narrative Analysis of the Results of Operations and Financial Condition

          Overview

          The following narrative analysis of the results of operations and financial condition presents a review of the Company as of June 30, 2004 and December 31, 2003 and for the three and six-month periods ended June 30, 2004 and 2003. This review should be read in conjunction with the condensed financial statements and other data presented herein.

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

          Results of Operations

          Premiums decreased by $0.6 million and $2.4 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This decrease in premium is related to the closed block of participating life business.

          Fee income and other income increased by $42.7 million and $89.4 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The increase is primarily due to an increase in the average variable assets under management by the Company. The increase in average variable assets under administration reflects continued business growth in the Company's variable annuity product lines.

          Net investment income for the three months ended June 30, 2004 increased by $11.9 million compared to the same period in 2003. This increase in net investment income is consistent with the increase in net invested assets. Net investment income for the six months ended June 30, 2004 is comparable to that for the same period in 2003.

          Net realized capital gains (losses) for the three months ended June 30, 2004 decreased by $15.8 million compared to the same period in 2003. The decrease is primarily due to the interest rate environment. Rising interest rates during second quarter 2004 has resulted in lower net gains (losses). Net realized capital gains (losses) for the six months ended June 30, 2004 increased by $24.0 million compared to the same period in 2003. The increase is primarily due to the increase in the value of the derivatives portfolio due to rising interest rates.

          Interest credited and other benefits to the policyholders for the three and six months ended June 30, 2004 increased by $48.5 million and $38.7 million, respectively, compared to the same periods in 2003. The increase is primarily due to the inclusion of deferred sales inducement amortization of $25.1 million and $40.1 million, respectively, as a component of benefit expense in 2004, as required with the adoption of SOP 03-1. In addition, lower separate account benefit guarantees were recognized during the three months ended June 30, 2003 as a result of improved separate account market performance.

          General expenses for the three and six months ended June 30, 2004 are comparable to that for the same periods in 2003.

          Commissions increased $38.9 million and $97.8 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This increase is primarily due to additional commissions on higher new sales of variable and fixed annuity products. Also contributing to the six months ended increase was a $24.1 million ceded commission adjustment in the first quarter of 2003 related to the recapture of an affiliate reinsurance agreement.

          Policy acquisition costs deferred for the three and six months ended June 30, 2004 increased by $23.8 million and $62.4 million, respectively, compared to the same periods in 2003. This increase was primarily due to the deferral of increased commissions and selling expense on higher annuity product sales.

          Amortization of deferred policy acquisition costs and value of business acquired decreased $52.5 million and $46.2 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Amortization of long-duration products is reflected in proportion to actual and estimated future gross profits. Estimated future gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, surrenders, withdrawals, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

          Expense and charges reimbursed under modified coinsurance ("MODCO") agreements for the three and six months ended June 30, 2004, increased by $0.1 million and $0.5 million, respectively, compared to the same periods in 2003. This balance represents the net cash flows from the Paine Webber MODCO agreements. As this MODCO agreement does not cover new business, the run-off of the reserve credit and the product charge reimbursement to Paine Webber exceed the commission and expense allowances that accrue to the Company.

          Interest expense for the three and six months ended June 30, 2004 is comparable to that for the same periods in 2003.

          The cumulative effect of the change in accounting principle for the six months ended June 30, 2004, was a loss of $2.3 million, net of tax, due to the implementation of SOP 03-1. The change in accounting principle was taken during the first quarter of 2004.

          Net income, excluding change in accounting principle, increased by $14.5 million and $50.6 million for the three and six months ended June 30, 2004, respectively, as compared to the three and six months ended June 30, 2003. The increase in net earnings is primarily the result of increased fee income and decreased amortization of deferred policy acquisition costs and value of new business acquired, partially offset by higher interest credited and other guarantee benefits related to expenses. Also contributing were higher net realized gains for the six month period, while lower realized gains were recognized for the three months ended June 30 as interest rates increased during this period in 2004.

          Financial Condition

          Investments

          Fixed Maturities

          Total fixed maturities reflected net unrealized capital gains of $105.7 million and $517.3 million at June 30, 2004 and December 31, 2003, respectively.

          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at June 30, 2004 and December 31, 2003.

          Fixed maturities rated BBB and below may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          The percentage of total fixed maturities by quality rating category is as follows:

                                                      June 30,      December 31,
                                                        2004            2003
                                                   --------------  -------------

          AAA                                          35.1%            35.3%
          AA                                            4.6              4.7
          A                                            20.5             21.3
          BBB                                          35.7             33.4
          BB                                            3.3              4.0
          B and below                                   0.8              1.3
                                                   --------------  -------------
          Total                                       100.0%           100.0%
                                                   ==============  =============

          The percentage of total fixed maturities by market sector is as follows:

                                                      June 30,      December 31,
                                                        2004            2003
                                                   --------------  -------------

          U.S. Corporate                               47.1%            48.9%
          Residential Mortgaged-backed                 19.2             20.8
          Commercial/Multifamily Mortgage-backed        6.5              5.0
          Foreign (1)                                  15.1             15.9
          U.S. Treasuries/Agencies                      2.3              1.3
          Asset-backed                                  9.8              8.1
                                                   --------------  -------------
          Total                                       100.0%           100.0%
                                                   ==============  =============

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

          During the six months ended June 30, 2004, ING USA received capital contributions of $40.0 million. During the six months ended June 30, 2003, ING USA received capital contributions of $88.7 million.

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

          The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to establish additional liabilities for certain guaranteed benefits and products with patterns of cost insurance charges resulting in losses in later policy durations from the insurance benefit function and to defer, amortize, and recognize separately, sales inducements to contractholders. Requirements for certain separate account arrangements that do not meet the established criteria for separate asset and liability recognition are applicable to the Company, however, the Company's policies on separate account assets and liabilities have historically been, and continue to be, in conformity with the requirements newly established. Upon adoption of the SOP, the Company recognized a cumulative effect of a change in accounting principle of $(3.6) million, before tax or $(2.3) million, net of $1.3 million of income taxes as of January 1, 2004.

          The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

          In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," adopting a three-step impairment model for securities within its scope. The three-step model is to be applied on a security-by-security basis as follows:

          Step 1: Determine whether an investment is impaired. An investment is impaired if its fair value of the investment is less than its cost basis.
          Step 2: Evaluate whether an impairment is other-than-temporary.
          Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.

          The  Company   included  this  three-step   model  in  the  impairment
          evaluation for the quarter ended June 30, 2004. This guidance resulted in no additional impairments for the Company.

          Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other-than-temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Condensed Financial Statements included in the Company's December 31, 2003 Form 10-K. In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-01 reached in March 2004 included additional disclosure requirements that are effective for fiscal years ending after June 15, 2004.

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

          At June 30, 2004, the Company held the following investments that, for purposes of FIN 46, were evaluated and determined that the investments do not require consolidation in the Company's financial statements:



         (Millions)
                           Asset Type                                      Purpose             Book Value (1)       Market Value
         ---------------------------------------------           --------------------------   ----------------   ----------------
         Private Corporate Securities - synthetic
           leases; project financings; credit tenant leases         Investment Holdings       $    2,962.6       $    3,036.8
         Foreign Securities - US VIE subsidiaries of
           foreign companies                                        Investment Holdings              538.4              551.1
         Commercial Mortgage Obligations (CMO)                      Investment Holdings            3,465.9            3,461.1
         Collateralized Debt Obligations (CDO)                      Investment Holdings
                                                                           and/or
                                                                     Collateral Manager               61.3               55.9
         Asset-Backed Securities (ABS)                              Investment Holdings            1,488.5            1,482.0
         Commercial Mortgage Backed Securities (CMBS)               Investment Holdings            1,048.4            1,058.2

         (1)  Represents  maximum  exposure to loss except for those structures for which the Company also receives asset management fees.


          New Accounting Pronouncements

          FSP FAS 97-1

          The implementation of the American Institute of Certified Public Accountants ("AICPA") SOP 03-01, "Accounting and Reporting by
          Insurance Enterprises for certain Nontraditional Long-Duration Contracts and for Separate Accounts," has raised questions regarding the interpretation of the requirements of SFAS No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, in June of 2004 the Financial Accounting Standards Board ("FASB") issued FSP FAS 97-1, "Situations in which paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability." FSP FAS 97-1 outlines that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services provided over future periods. The requirement of

          SOP 03-01 is not intended to amend or limit the requirement of SFAS No. 97 to recognize a liability for unearned revenue only to those situations where profits are expect to be followed by a loss. The guidance contained in FSP FAS 97-1 is effective for financial statements with fiscal periods beginning subsequent to July 18, 2004. The Company is currently evaluating the impact of FSP FAS 97-1 and related accounting guidance and anticipates a potential increase in the (net) liability established under SOP 03-01 in future accounting periods.

          Critical Accounting Policies

          General

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be affected in a materially adverse manner by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

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

          Amortization of Deferred Acquisition Costs and Value of Business Acquired

          Deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") are amortized with interest over the life of the contracts (usually 25 years) in relation to the present value of estimated gross profits from projected interest and mortality margins, asset-based fees, policy administration and surrender charges less policy maintenance fees and non-capitalized commissions.

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

          Sales Inducements

          Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement. Such amounts are reported separately on the balance sheet and are amortized as a component of benefit

          Contractual Obligations

          As of June 30, 2004, the Company had certain contractual obligations due over a period of time as summarized in the following table:


                                                             Payments due by Period (in millions)
                                              -------------------------------------------------------------------
                                                            Less than                                More than
          Contractual Obligations                Total        1 Year     1-3 Years     3-5 Years      5 Years
          ----------------------------------- -------------------------------------------------------------------
          Long-Term Debt                      $   106.1       $   2.8     $  5.6        $  5.6        $    92.1
          Operating Lease Obligations              80.8           7.6       15.4          14.9             42.9
          Purchase Obligations                    450.3         450.3          -             -                -
                                              -------------------------------------------------------------------
            Total                             $   637.2       $ 460.7     $ 21.0        $ 20.5        $   135.0
                                              ===================================================================


          The Company's long-term debt consists of a surplus note and the related interest payable, with Security Life of Denver Insurance Company. As of June 30, 2004, the outstanding principal, interest rate, and maturity date of the surplus note are $35 million, 7.98%, and December 7, 2029, respectively.

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

Item 4.   Controls and Procedures

          a) The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

          b) There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.

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


                                      ING USA ANNUITY AND LIFE INSURANCE COMPANY
                                                       (Registrant)


August 12, 2004                       By:/s/ David A. Wheat
---------------                          ---------------------------------------
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


Date:    August 12, 2004
         ---------------
By
         /s/ David A. Wheat
         ----------------------------------
             David A. Wheat
             Director, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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


Date    August 12, 2004
        ---------------
By
        /s/ Keith Gubbay
        ----------------------------------
            Keith Gubbay
            Director and President
            (Duly Authorized Officer and Principal Executive Officer)