Form 10-Q
period 2004-09-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2004-11-15
CIK 836658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     ---------

                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2004
                                   ------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________  to

    Commission file number: 333-57212, 333-104539, 333-104546, 333-104547,
                            333-104548, 333-116137
                            ----------------------------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2004, 250,000 shares of Common Stock, $10 Par Value, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                   ING USA Annuity and Life Insurance Company
         (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
                  Form 10-Q for period ended September 30, 2004


                                      INDEX

                                                                           Page
                                                                           ----
PART I.          FINANCIAL INFORMATION (Unaudited)

Item 1.          Financial Statements:
                 Condensed Statements of Income                              3
                 Condensed Balance Sheets                                    4
                 Condensed Statements of Changes in
                   Shareholder's Equity                                      6
                 Condensed Statements of Cash Flows                          7
                 Notes to Condensed Financial Statements                     8

Item 2.          Management's Narrative Analysis of the Results of
                   Operations and Financial Condition                       47

Item 4.          Controls and Procedures                                    60


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                          61

Item 6.          Exhibits                                                   61

Signatures                                                                  64

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)


PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements


                         Condensed Statements of Income
                                   (Unaudited)
                                   (Millions)


                                                              Three months ended September 30,     Nine months ended September 30,
                                                                   2004              2003               2004              2003
                                                            -----------------  ----------------  -----------------  ----------------
Revenue:
    Premiums                                                 $          6.6     $       $ 6.5     $         19.0     $        21.3
    Fee income                                                        148.7             108.7              417.8             285.8
    Net investment income                                             266.0             272.2              829.9             838.2
    Net realized capital gains                                         13.7              15.8               32.7              10.8
    Other income                                                        0.8               3.1                2.3               7.2
                                                            -----------------  ----------------  -----------------  ----------------
Total revenue                                                         435.8             406.3            1,301.7           1,163.3
                                                            -----------------  ----------------  -----------------  ----------------
Benefits, losses and expenses:
    Benefits:
      Interest credited and other benefits to policyholders           276.4             272.4              852.6             809.9
    Underwriting, acquisition, and insurance expenses:
      General expenses                                                 56.8              49.1              166.7             155.2
      Commissions                                                     140.1              91.2              383.0             236.3
      Policy acquisition costs deferred                              (158.2)           (132.6)            (433.1)           (345.1)
    Amortization of deferred policy acquisition costs
      and value of business acquired                                   76.6              88.5              178.0             236.1
    Other:
      Expense and charges reimbursed under modified
        coinsurance agreements                                          0.8               0.3                1.5               0.5
      Interest expense                                                  3.0               4.8               10.3              12.3
                                                            -----------------  ----------------  -----------------  ----------------
Total benefits, losses and expenses                                   395.5             373.7            1,159.0           1,105.2
                                                            -----------------  ----------------  -----------------  ----------------
Income before income taxes and cumulative effect
    of change in accounting principle                                  40.3              32.6              142.7              58.1
Income tax expense                                                     37.2               3.8               70.4              10.7
                                                            -----------------  ----------------  -----------------  ----------------
Income before cumulative effect of change
    in accounting principle                                             3.1              28.8               72.3              47.4
Cumulative effect of change in accounting principle,
    net of tax                                                            -                 -               (2.3)                -
                                                            -----------------  ----------------  -----------------  ----------------
Net income                                                   $          3.1     $        28.8     $         70.0     $        47.4
                                                            =================  ================  =================  ================


   The accompanying notes are an integral part of these financial statements.


                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                            Condensed Balance Sheets
                                   (Unaudited)
                          (Millions, except share data)


                                                                                        September 30,       December 31,
                                                                                             2004               2003
                                                                                       -----------------  -----------------
Assets
Investments:
    Fixed maturities, available for sale, at fair value (amortized cost of
      $16,172.1 at 2004 and $15,025.0 at 2003)                                         $       16,628.5   $       15,538.7
    Equity securities available for sale, at fair value:
      Common stock (cost of $16.4 at 2004 and $13.5 at 2003)                                       16.9               13.7
      Preferred stock (cost of $6.4 at 2004 and $1.5 at 2003)                                       6.6                1.7
      Investment in mutual funds (cost of $1.6 at 2004 and $100.5 at 2003)                          1.7              104.8
    Mortgage loans on real estate                                                               3,706.2            3,388.7
    Real estate                                                                                     1.8                4.5
    Policy loans                                                                                  171.4              177.1
    Short-term investments                                                                         28.5                0.3
    Other investments                                                                             168.0               56.0
    Securities pledged (amortized cost of $1,427.1 at 2004 and $555.5 at 2003)                  1,454.3              559.1
                                                                                       -----------------  -----------------
Total investments                                                                              22,183.9           19,844.6
Cash and cash equivalents                                                                          42.5               65.1
Short-term investments under securities loan agreement                                            825.9               22.9
Accrued investment income                                                                         209.3              185.7
Reinsurance recoverable                                                                           990.0              651.9
Receivable for securities sold                                                                    172.5               11.7
Deferred policy acquisition costs                                                               1,534.4            1,826.7
Value of business acquired                                                                        105.3              111.5
Sales inducements to contractholders                                                              487.6                  -
Due from affiliates                                                                               199.5              117.7
Deferred income taxes                                                                                 -               28.6
Other assets                                                                                       30.5               20.1
Assets held in separate accounts                                                               21,708.7           18,220.1
                                                                                       -----------------  -----------------
Total assets                                                                           $       48,490.1   $       41,106.6
                                                                                       =================  =================

   The accompanying notes are an integral part of these financial statements.


                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                            Condensed Balance Sheets
                                   (Unaudited)
                          (Millions, except share data)


                                                                                        September 30,      December 31,
                                                                                             2004              2003
                                                                                       -----------------  ----------------
Liabilities and Shareholder's Equity
Policy liabilities and accruals:
    Future policy benefits and claims reserves                                         $       22,092.5   $      19,400.5
Notes to affiliates                                                                                35.0              35.0
Notes payable                                                                                      14.0                 -
Due to affiliates                                                                                  30.7              60.7
Payables for securities purchased                                                                 253.6                 -
Payables under securities loan agreement                                                          825.9              22.9
Borrowed money                                                                                    676.1             584.2
Current income taxes                                                                               16.0              19.4
Deferred income taxes                                                                              23.7                 -
Other liabilities                                                                                 263.9             226.6
Liabilities related to separate accounts                                                       21,708.7          18,220.1
                                                                                       -----------------  ----------------
Total liabilities                                                                              45,940.1          38,569.4
                                                                                       -----------------  ----------------
Shareholder's equity
    Common stock (250,000 shares authorized, issued and outstanding;
      $10.00 per share value)                                                                       2.5               2.5
    Additional paid-in capital                                                                  3,851.1           3,811.1
    Accumulated other comprehensive income                                                         92.8             190.0
    Retained deficit                                                                           (1,396.4)         (1,466.4)
                                                                                       -----------------  ----------------
Total shareholder's equity                                                                      2,550.0           2,537.2
                                                                                       -----------------  ----------------
Total liabilities and shareholder's equity                                             $       48,490.1   $      41,106.6
                                                                                       =================  ================

   The accompanying notes are an integral part of these financial statements.



                   ING USA Annuity and Life Insurance Company,
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

             Condensed Statements of Changes in Shareholder's Equity
                                   (Unaudited)
                                   (Millions)


                                                                                   Accumulated
                                                                   Additional         Other                           Total
                                                      Common         Paid-In       Comprehensive     Retained      Shareholder's
                                                       Stock         Capital          Income          Deficit          Equity
                                                   -------------- --------------- ---------------- --------------  ---------------

Balance at December 31, 2002                        $        2.5   $     3,722.4   $        135.1   $   (1,511.3)   $     2,348.7
    Dividends paid                                             -                                -          (12.4)           (12.4)
    Contribution of capital                                    -            88.7                -              -             88.7
    Comprehensive income:
      Net income                                               -               -                -           47.4             47.4
      Other comprehensive income
        net of tax:
           Unrealized gain on securities
             ($164.0 pretax)                                   -               -            106.6              -            106.6
                                                                                                                   ---------------
    Comprehensive income                                       -               -                -              -            154.0
                                                   -------------- --------------- ---------------- --------------  ---------------
Balance at September 30, 2003                       $        2.5   $     3,811.1   $        241.7   $   (1,476.3)   $     2,579.0
                                                   ============== =============== ================ ==============  ===============

Balance at December 31, 2003                        $        2.5   $     3,811.1   $        190.0   $   (1,466.4)   $     2,537.2
    Contribution of capital                                    -            40.0                -              -             40.0
    Comprehensive loss:
      Net income                                               -               -                -           70.0             70.0
      Other comprehensive loss
        net of tax:
           Unrealized loss on securities
             (($149.5) pretax)                                 -               -            (97.2)             -            (97.2)
                                                                                                                   ---------------
    Comprehensive loss                                                                                                      (27.2)
                                                   -------------- --------------- ---------------- --------------  ---------------
Balance at September 30, 2004                       $        2.5   $     3,851.1   $       $ 92.8   $   (1,396.4)   $     2,550.0
                                                   ============== =============== ================ ==============  ===============


   The accompanying notes are an integral part of these financial statements.


                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (Millions)


                                                                                       Nine months ended September 30,
                                                                                          2004                 2003
                                                                                    ------------------   ------------------
Net cash provided by operating activities                                           $           989.1    $           560.1
Cash Flows from Investing Activities:
    Proceeds from the sale, maturity, or redemption of:
      Fixed maturities, available for sale                                                   15,034.9             15,961.6
      Equity securities, available for sale                                                     104.0                 12.0
      Mortgage loans on real estate originated                                                  303.7                402.2
      Short-term investments                                                                  2,798.1             10,171.8
    Acquisition of investments:
      Fixed maturities, available for sale                                                  (17,118.0)           (16,966.9)
      Equity securities                                                                          (8.1)               (16.2)
      Mortgage loans on real estate                                                            (625.2)              (789.7)
      Short-term investments                                                                 (2,826.3)           (10,318.8)
    Policy loans                                                                                  5.7                  2.2
    Proceeds from sale of real estate                                                             2.7                  1.4
    Purchase of real estate                                                                         -                 (2.7)
    Other investments                                                                          (107.2)               (59.3)
    Other                                                                                           -                 (0.4)
                                                                                    ------------------   ------------------
Net cash used in investing activities                                                        (2,435.7)            (1,602.8)
                                                                                    ------------------   ------------------
Cash Flows from Financing Activities:
    Deposits and interest credited for investment contracts                                   3,190.8              2,693.1
    Maturities and withdrawals from investment contracts                                     (1,597.6)            (1,257.0)
    Reinsurance recapture                                                                           -                134.5
    Transfers to separate accounts                                                             (315.1)              (883.1)
    Short-term loans                                                                            105.9                175.9
    Intercompany dividends                                                                          -                (12.4)
    Contribution of capital from Parent                                                          40.0                 88.7
                                                                                    ------------------   ------------------
Net cash provided by financing activities                                                     1,424.0                939.7
                                                                                    ------------------   ------------------
Net decrease in cash and cash equivalents                                                       (22.6)              (103.0)
Cash and cash equivalents, beginning of period                                                   65.1                199.1
                                                                                    ------------------   ------------------
Cash and cash equivalents, end of period                                            $            42.5    $            96.1
                                                                                    ==================   ==================
Supplemental cash flow information:
    Income taxes paid (received), net                                               $             8.0    $            (2.2)
                                                                                    ==================   ==================
    Interest paid                                                                   $            10.0    $             8.5
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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The condensed financial statements and notes as of September 30, 2004 and December 31, 2003 and for the three and nine-month periods ended September 30, 2004 and 2003 ("interim periods"), have been prepared in accordance with U.S. generally accepted accounting principles and are unaudited. The condensed financial statements reflect all normal adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

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

     The implementation of SOP 03-1 raised questions regarding the interpretation of the requirements of Financial Accounting Standard ("FAS") No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 97-1 ("FSP FAS 97-1"), "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, `Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,' Permit or Require Accrual of an Unearned Revenue Liability," effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004.
     The Company adopted FSP FAS 97-1 on July 1, 2004 and has evaluated the impact of the guidance on whether the Company is required to establish an unearned revenue reserve on its existing and new business. The adoption of FSP FAS 97-1 did not have an impact on the Company's financial position, results of operations or cash flows.

     The Meaning of Other Than Temporary Impairment and its Application to Certain Investments

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments," requiring that a three-step impairment model be applied to securities within its scope. The three-step model is to be applied on a security-by-security basis as follows:

     Step 1: Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.
     Step 2: Evaluate whether an impairment is other than temporary.
     Step 3: If the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.

     On September 30, 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 ("FSP EITF 03-1-1"), "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,'" which delayed EITF 03-1's original effective date of July 1, 2004 for the paragraphs of the guidance surrounding steps two and three of the impairment model introduced. The delay is in effect until a final consensus can be reached on such guidance. Despite the delay of the implementation of steps two and three, other than temporary impairments are still to be recognized as required by existing guidance.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other than temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Condensed Financial Statements included in the Company's December 31, 2003 Form 10-K. In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-1 reached in March 2004 included additional disclosure requirements that are effective for annual financial statements for fiscal years ending after June 15, 2004.

     Accounting for Derivative Instruments and Hedging Activities

     In 2003, the Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued Statement Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The Company adopted DIG B36 on October 1, 2003 and has modified coinsurance treaties that are applicable to the guidance. The applicable contracts, however, were determined to generate embedded derivatives with a fair value of zero. Therefore, the guidance, while implemented, did not impact the Company's financial position, results of operations, or cash flows.

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

     At September 30, 2004, the Company held the following investments that, for purposes of FIN 46, were evaluated and determined that the investments do not require consolidation in the Company's financial statements:


     (Millions)
                        Asset Type                                Purpose            Book Value (1)    Market Value
     --------------------------------------------------- -------------------------- ---------------- ----------------
     Private Corporate Securities - synthetic leases;
       project financings; credit tenant leases             Investment Holdings        $    3,188.3     $    3,321.1
     Foreign Securities - US VIE subsidiaries of
       foreign companies                                    Investment Holdings               556.1            587.6
     Commercial Mortgage Obligations (CMO)                  Investment Holdings             3,051.7          3,101.4
     Collateralized Debt Obligations (CDO)               Investment Holdings and/or
                                                            Collateral Manager                 73.7             69.3
     Asset-Backed Securities (ABS)                          Investment Holdings               153.2            152.8
     Commercial Mortgage Backed Securities (CMBS)           Investment Holdings             1,027.3          1,066.0

     (1) Represents maximum exposure to loss except for those structures for which the Company also receives asset management fees.



     New Accounting Pronouncements

     In September 2004, the AICPA issued Technical Practice Aid 6300.05 - 6300.08 "Q&As Related to the Implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "TPA"). The TPA provides additional guidance regarding certain implicit assessments that may be used in testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under the SOP. The Company is currently evaluating the impact of the TPA on the cumulative effect of a change in accounting principle recognized on January 1, 2004, and anticipates a potential decrease in the net liability established as part of the accounting change. The TPA will be fully implemented during the fourth quarter 2004 and will be reported as a cumulative effect of a change in accounting principle applied retroactively to January 1, 2004.

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

     The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent and retained and invested by the lending agent according to the Company's guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

     The Company engages in dollar repurchase agreements ("dollar rolls") and repurchase agreements. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities and the offsetting collateral liability is included in borrowed money on the Condensed Balance Sheets.

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

     The Company's use of derivatives is limited to hedging purposes which do not qualify for hedge accounting treatment under FAS 133. The Company enters into interest rate and currency contracts, including swaps, caps, floors, options, futures, and embedded derivatives, to reduce and manage risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held. Changes in the fair value of open derivative contracts are recorded in net realized capital gains and losses. Derivatives are included in Other investments on the Condensed Balance Sheets.

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

     Activity for the periods ended September 30, 2004 and 2003 within VOBA was as follows:

     (Millions)
     Balance at December 31, 2002                               $       134.5
     Adjustment for FAS No. 115                                          (0.2)
     Interest accrued at 5% - 7%                                          5.0
     Amortization                                                       (23.3)
                                                                --------------
     Balance at September 30, 2003                              $       116.0
                                                                ==============

     Balance at December 31, 2003                               $       111.5
     Adjustment for FAS No. 115                                          (5.8)
     Interest accrued at 4% - 6%                                          5.2
     Amortization                                                        (5.6)
                                                                --------------
     Balance at September 30, 2004                              $       105.3
                                                                ==============

     The estimated amount of VOBA to be amortized, net of interest, over the next five years is $2.7 million, $13.6 million, $13.4 million, $9.5 million and $9.8 million for the years 2004, 2005, 2006, 2007 and 2008, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

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

     Separate Account assets and liabilities are carried at fair value and shown as separate captions in the Condensed Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Condensed Financial Statements. The Condensed Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

     Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for presentation in the separate caption in the Condensed Balance Sheets (primarily guaranteed interest options), and revenue and expenses related to such arrangements, are consolidated in the financial statements with the general account. At September 30, 2004 and 2003, unrealized gains of $107.5 million and $143.4 million, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

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

     Other policyholders' fund include reserves for deferred annuity investment contracts and immediate annuity without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 0.0% to 10.0% for all periods presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest.

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

     Participating Insurance

     Participating business approximates 10% of the Company's ordinary life insurance in force and 27% of premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Amounts allocable to participating policyholders are based on published dividend projections or expected dividend scales. Dividends of $12.3 million and $12.8 million were incurred during the nine months ended September 30, 2004 and 2003, respectively.

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


2.   Investments

     Fixed maturities and equity securities available for sale as of September 30, 2004 were as follows:


                                                                              Gross            Gross
                                                           Amortized       Unrealized       Unrealized          Fair
     (Millions)                                               Cost            Gains           Losses            Value
                                                         ---------------  --------------   --------------  ---------------
     Fixed maturities:
         U.S. government and government
           agencies and authorities                      $        172.4   $         1.5    $         0.3   $        173.6
         State, municipalities and political
           subdivisions                                            20.7               -              0.9             19.8

         U.S. corporate securities:
           Public utilities                                     1,794.6            78.2              8.6          1,864.2
           Other corporate securities                           7,309.4           298.4             27.9          7,579.9
                                                         ---------------  --------------   --------------  ---------------
         Total U.S. corporate securities                        9,104.0           376.6             36.5          9,444.1
                                                         ---------------  --------------   --------------  ---------------

         Foreign securities:
           Government                                             525.5            17.7              2.8            540.4
           Other                                                2,423.4            95.2             11.5          2,507.1
                                                         ---------------  --------------   --------------  ---------------
         Total foreign securities                               2,948.9           112.9             14.3          3,047.5
                                                         ---------------  --------------   --------------  ---------------

         Mortgage-backed securities                             3,451.3            61.0             19.2          3,493.1
         Other asset-backed securities                          1,901.9            19.3             16.5          1,904.7

         Total fixed maturities, including fixed
           maturities pledged to creditors                     17,599.2           571.3             87.7         18,082.8
         Less: fixed maturities pledged to creditors            1,427.1            31.1              3.9          1,454.3
                                                         ---------------  --------------   --------------  ---------------
     Fixed maturities                                          16,172.1           540.2             83.8         16,628.5

     Equity securities                                             24.4             0.9              0.1             25.2
                                                         ---------------  --------------   --------------  ---------------
     Total investments available for sale                $     16,196.5   $       541.1    $        83.9   $     16,653.7
                                                         ===============  ==============   ==============  ===============



ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Fixed maturities and equity securities available for sale as of December 31, 2003 were as follows:



                                                                              Gross            Gross
                                                           Amortized        Unrealized      Unrealized          Fair
     (Millions)                                               Cost            Gains           Losses            Value
                                                         ---------------  ---------------  --------------   --------------
     Fixed maturities:
         U.S. government and government
           agencies and authorities                      $        195.5   $          2.0   $         0.1    $       197.4
         State, municipalities and political
           subdivisions                                            31.7                -             2.5             29.2

         U.S. corporate securities:
           Public utilities                                     1,341.2             84.3             8.0          1,417.5
           Other corporate securities                           7,020.6            346.7            35.8          7,331.5
                                                         ---------------  ---------------  --------------   --------------
         Total U.S. corporate securities                        8,361.8            431.0            43.8          8,749.0
                                                         ---------------  ---------------  --------------   --------------

         Foreign securities:
           Government                                             487.1             21.7             3.9            504.9
           Other                                                1,984.4             96.0            24.1          2,056.3
                                                         ---------------  ---------------  --------------   --------------
         Total foreign securities                               2,471.5            117.7            28.0          2,561.2
                                                         ---------------  ---------------  --------------   --------------

         Mortgage-backed securities                             3,247.0             66.7            21.8          3,291.9
         Other asset-backed securities                          1,273.0             17.2            21.1          1,269.1

         Total fixed maturities, including fixed
           maturities pledged to creditors                     15,580.5            634.6           117.3         16,097.8
         Less: fixed maturities pledged to creditors              555.5              6.4             2.8            559.1
                                                         ---------------  ---------------  --------------   --------------
         Fixed maturities                                      15,025.0            628.2           114.5         15,538.7

     Equity securities                                            115.5              4.7               -            120.2
                                                         ---------------  ---------------  --------------   --------------
     Total investments available for sale                $     15,140.5   $        632.9   $       114.5    $    15,658.9
                                                         ===============  ===============  ==============   ==============



     At September 30, 2004 and December 31, 2003, net unrealized appreciation is $484.4 million and $522.0 million, respectively, on total fixed maturities, including fixed maturities pledged to creditors, and equity securities.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The aggregate unrealized losses and related fair values of total fixed maturities, including fixed maturities pledged to creditors, and equity securities with unrealized losses as of September 30, 2004, are shown below by duration:

                                                    Unrealized         Fair
                                                       Loss            Value
                                                   ------------    -------------
     (Millions)
     Duration category:
       Less than six months below cost             $    13.2       $   1,505.0
       More than six months and less than
         twelve months below cost                       35.0           2,481.6
       More than twelve months below cost               39.6             764.4
                                                   ------------    -------------
     Total                                         $    87.8       $   4,751.0
                                                   ============    =============

     Of the unrealized losses less than 6 months in duration of $13.2 million, there were $12.6 million in unrealized losses that are primarily related to interest rate movement, or spread widening, for other than credit-related reasons. Business and operating fundamentals are performing as expected. The remaining losses of $0.6 million as of September 30, 2004, related to securities under the guidance prescribed by EITF 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows, for which the carrying amount was $259.2 million.

     Of the unrealized losses more than 6 months and less than 12 months in duration of $35.0 million, there were $30.1 million in unrealized losses that are primarily related to interest rate movement, or spread widening, for other than credit-related reasons. Business and operating fundamentals are performing as expected. The remaining unrealized losses of $4.9 million as of September 30, 2004, included the following significant items:

     |X| $3.7 million of unrealized losses related to securities under the guidance prescribed by EITF 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows, for which the carrying amount was $243.1 million.

     |X| $1.2 million of unrealized losses related to a foreign security, the issuer of which is in the Dominican Republic, for which the carrying amount was $22.7 million.

     Of the unrealized losses more than 12 months in duration of $39.6 million, there were $33.7 million, in unrealized losses that are primarily related to interest rate movement, or spread widening for other than credit-related reasons. Business and operating fundamentals are performing as expected. The remaining unrealized losses of $5.9 million as of September 30, 2004 included the following significant items:

     |X| $3.4 million of unrealized losses related to securities under the guidance prescribed by EITF 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows, for which the carrying amount was $115.8 million.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     |X| $1.1 million of unrealized losses relating to the airlines industry, for which the carrying amount was $4.9 million.

     |X| $1.4 million of unrealized losses related to a foreign security, the issuer of which is in the Dominican Republic, for which the carrying amount was $5.6 million.

     The amortized cost and fair value of total fixed maturities as of September 30, 2004 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

                                               Amortized             Fair
                                                  Cost               Value
                                           -----------------  -----------------
     (Millions)
     Due to mature:
       One year or less                     $         303.6    $         310.0
       After one year through five years            3,772.7            3,880.5
       After five years through ten years           3,954.5            4,146.5
       After ten years                              3,159.7            3,252.6
       Mortgage-backed securities                   4,506.8            4,588.5
       Other asset-backed securities                1,901.9            1,904.7
       Less: fixed maturities pledged
         to creditors                               1,427.1            1,454.3
                                           -----------------  -----------------
     Fixed maturities                       $      16,172.1    $      16,628.5
                                           =================  =================

     At September 30, 2004 and December 31, 2003, fixed maturities with fair values of $13.4 million and $20.1 million, respectively, were on deposit as required by regulatory authorities.

     The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at September 30, 2004.

     The Company enters into dollar repurchase agreement and repurchase agreement transactions to increase its return on investments and improve liquidity. At September 30, 2004 and December 31, 2003, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $663.0 million and $536.8 million, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in pledged securities on the Condensed Balance Sheets. The repurchase obligation totaled $691.2 million and $534.2 million at September 30, 2004 and December 31, 2003, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at September 30, 2004. The Company believes the counterparties to the dollar roll and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

     During the three months ended September 30, 2004, the Company determined that 47 fixed maturities had an other than temporary impairment. As a result, for the three months ended September 30, 2004, the Company recognized a pre-tax loss of $4.8 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment. During the three months ended September 30, 2003, the Company determined that 42 fixed maturities had other than temporary impairments. As a result, for the three months ended September 30, 2003, the Company recognized a pre-tax loss of $12.5 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.

     During the nine months ended September 30, 2004, the Company determined that 86 fixed maturities had an other than temporary impairment. As a result, for the nine months ended September 30, 2004, the Company recognized a pre-tax loss of $17.9 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment. During the nine months ended September 30, 2003, the Company determined that 188 fixed maturities had other than temporary impairments. As a result, for the nine months ended September 30, 2003, the Company recognized a pre-tax loss of $99.5 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.

     The fair value of the remaining impaired fixed maturities at September 30, 2004 and 2003 is $173.4 million and $219.5 million, respectively.


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

     The following valuation methods and assumptions were used by the Company in estimating the fair value of the above financial instruments:

     Fixed maturities securities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in their relevant market. Using this data, the model generates estimated market values, which the Company considers reflective of the fair value of each privately placed bond.

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

     The carrying values and estimated fair values of certain of the Company's financial instruments at September 30, 2004 and December 31, 2003 were as follows:


                                                              2004                            2003
                                               -------------------------------  ------------------------------
                                                  Carrying          Fair          Carrying          Fair
                                                   Value           Value            Value           Value
                                               --------------- ---------------  --------------  --------------
     (Millions)
     Assets:
      Fixed maturity, including securities
      pledged to creditors                     $     18,082.8  $     18,082.8   $    16,097.8   $    16,097.8
     Equity securities                                    25.2            25.2           120.2           120.2
     Mortgage loans on real estate                     3,706.2         3,853.9         3,388.7         3,581.4
     Real estate                                           1.8             2.0             4.5             4.8
     Policy loans                                        171.4           171.4           177.1           177.1
     Cash and short-term investments                     896.9           896.9            88.3            88.3
     Other investments                                   168.0           168.0            56.0            56.0
     Assets held in separate accounts                 21,708.7        21,708.7        18,220.1        18,220.1
    Liabilities:
     Notes to affiliates                                  35.0            49.7            35.0            57.3
     Investment contract liabilities:
      Deferred annuities                             17,333.5        16,210.9        16,072.4        15,069.0
      Supplementary contracts and
        immediate annuities                             865.9           865.9           840.1           840.1
      Liabilities related to separate accounts       21,708.7        21,708.7        18,220.1        18,220.1


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

     Derivative Financial Instruments

     Interest Rate Caps

     Interest rate caps are used to manage the interest rate risk in the Company's bond portfolio. Interest rate caps are purchased contracts that provide the Company with an annuity in an increasing interest rate environment. The notional amount of the Company's open interest rate caps as of September 30, 2004 was $736.2 million. Carrying value and estimated fair value of the open interest rate caps was minimal. The notional amount, carrying value and estimated fair value (liabilities are denoted with parentheses) of the Company's open interest rate caps as of December 31, 2003 were $1,036.2 million, $20.0 thousand and $20.0 thousand, respectively.

     Interest Rate Swaps

     Interest rate swaps are used to manage the interest rate risk in the Company's bond portfolio as well as the Company's liabilities. Interest rate swaps represent contracts that require the exchange of cash flows at regular interim periods, typically monthly or quarterly. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of September 30, 2004 were $2,263.1 million, $26.9 million and $26.9 million, respectively. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of December 31, 2003 were $1,266.5 million, $(91.2) million and $(91.2) million, respectively.

     Futures

     Futures contracts are used to hedge against a decrease in certain indexes. Such decrease results in increased reserve liabilities, and the futures offset this increased expense. The underlying reserve liabilities are carried at market value with the change in value running through the statement of income, which is offset by the daily cash movement of the futures. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of September 30, 2004, were $(1,165.2) million, $(1.9) million and $(1.9) million, respectively. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of December 31, 2003, were $491.3 million, $0.8 million and $0.8 million, respectively.

     Foreign Exchange Swaps

     Foreign exchange swaps are used to reduce the risk of a change in the value, yield or cash flow with respect to invested assets. Foreign exchange swaps represent contracts that require the exchange of foreign currency cash flows for US dollar cash flows at regular interim periods, typically quarterly or semi-annually. The notional amount, carrying value and

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     estimated fair value of the Company's open foreign exchange rate swaps as of September 30, 2004 were $146.7 million, $(22.3) million and $(22.3) million, respectively. The notional amount, carrying value and estimated fair value of the Company's open foreign exchange rate swaps as of December 31, 2003 were $128.2 million, $(19.4) million and $(19.4) million, respectively.

     Options

     S&P Options are used to hedge against an increase in the S&P Index. Such increase results in increased reserve liabilities, and the options offset this increased expense. The options are accounted for in a consistent manner with the underlying reserve liabilities, both of which are carried at fair value with the change in value running through the statement of income. If the options mature in the money, the amount received is recorded in income to offset the increased expense for the reserve liabilities. The notional amount, carrying value and estimated fair value of the Company's open options as of September 30, 2004 were $2,047.8 million, $109.7 million, and $109.7 million, respectively. The notional amount, carrying value and estimated fair value of the Company's open options as of December 31, 2003 were $1,287.8 million, $100.9 million, and $100.9 million, respectively.

     Embedded Derivatives

     The Company also had investments in certain fixed maturity instruments and retail annuity products that contain embedded derivatives, including those whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The estimated fair value of the embedded derivatives within securities as of September 30, 2004 and December 31, 2003 was $(2.6) thousand and $(1,055.9) thousand, respectively. The estimated fair value of the embedded derivatives within retail annuity products as of September 30, 2004 and December 31, 2003, was $384.8 million and $238.9 million, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

4.   Net Investment Income

     Sources of net investment income were as follows:


                                                                 Three months          Three months
                                                                     ended                 ended
                                                                 September 30,         September 30,
     (Millions)                                                      2004                  2003
                                                              ------------------    -----------------
     Fixed maturities                                           $     249.8           $    239.3
     Equity securities                                                  0.1                  0.1
     Mortgage loans                                                    54.0                 50.9
     Policy loans                                                       1.2                  3.5
     Short-term investments and cash equivalents                        0.5                  0.7
     Other                                                            (21.4)                (5.3)
                                                              ------------------    -----------------
     Gross investment income                                          284.2                289.2
     Less: investment expenses                                        (18.2)               (17.0)
                                                              ------------------    -----------------
     Net investment income                                      $     266.0           $    272.2
                                                              ==================    =================


                                                                 Nine months          Nine months
                                                                    ended                ended
                                                                 September 30,        September 30,
     (Millions)                                                     2004                 2003
                                                              ------------------    -----------------
     Fixed maturities                                           $     722.5           $    724.2
     Equity securities                                                  0.2                  2.7
     Mortgage loans                                                   164.3                153.1
     Real estate                                                        0.2                  0.5
     Policy loans                                                       6.1                  7.3
     Short-term investments and cash equivalents                        1.1                  2.0
     Other                                                            (12.0)                (4.8)
                                                              ------------------    -----------------
     Gross investment income                                          882.4                885.0
     Less: investment expenses                                        (52.5)               (46.8)
                                                              ------------------    -----------------
     Net investment income                                      $     829.9           $    838.2
                                                              ==================    =================


5.   Dividend Restrictions and Shareholder's Equity

     The Company's ability to pay dividends to its Parent is subject to the prior approval of insurance regulatory authorities for payment of dividends, which exceed an annual limit. The Company did not pay common stock dividends during the period ended September 30, 2004 or the year ended December 31, 2003.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The Insurance Department of the State of Iowa (the "Department"), effective January 1, 2004, recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net income was $68.0 million and $24.1 million, for the three months ended September 30, 2004 and 2003, respectively. Statutory net income (loss) was $55.4 million and $(36.3) million, for the nine months ended September 30, 2004 and 2003, respectively. Statutory capital and surplus was $1,224.8 million and $1,071.0 million as of September 30, 2004 and 2003, respectively.

     As of September 30, 2004, the Company does not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.


6.   Capital Gains and Losses

     Realized capital gains and losses are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the impairment of investments. Net realized capital gains (losses) on investments were as follows:

                                              Nine months         Nine months
                                                 ended               ended
                                             September 30,       September 30,
     (Millions)                                  2004                2003
                                           -----------------   -----------------
     Fixed maturities                        $        30.7       $        98.3
     Equity securities                                 5.4                (1.0)
     Derivatives                                      (1.3)              (83.5)
     Real estate                                         -                (2.7)
     Other                                            (2.1)               (0.3)
                                           -----------------   -----------------
     Pretax realized capital gains                    32.7                10.8
                                           =================   =================
     After-tax realized capital gains        $        21.3       $         7.0
                                           =================   =================

     Proceeds from the sale of total fixed maturities and equity securities and the related gross gains and losses were as follows:

                                              Nine months         Nine months
                                                 ended               ended
                                              September 30,      September 30,
     (Millions)                                  2004                2003
                                           ------------------  -----------------
     Proceeds on sales                       $     8,536.5       $    11,295.6
     Gross gains                                     115.9               257.0
     Gross losses                                     52.2                49.0

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Changes in shareholder's equity related to changes in accumulated other comprehensive income were as follows:


                                                                Nine months           Nine months
                                                                    ended                ended
                                                                September 30,         September 30,
     (Millions)                                                     2004                  2003
                                                              ------------------    -----------------
     Fixed maturities                                          $       (33.7)        $       35.5
     Equity securities                                                  (4.4)                 7.4
     DAC/VOBA                                                          (67.1)               101.1
     Derivatives                                                         4.6                  3.0
     Sales inducements                                                  (8.7)                   -
     Other                                                               0.1                 (0.1)
                                                              ------------------    -----------------
     Subtotal                                                         (109.2)               146.9
     Decrease (increase) in deferred
       income taxes                                                     12.0                (40.3)
                                                              ------------------    -----------------
     Net changes in accumulated other
       comprehensive income                                    $       (97.2)        $      106.6
                                                              ==================    =================


     Shareholder's equity included the following accumulated other comprehensive income:


                                                                September 30,         September 30,
     (Millions)                                                      2004                  2003
                                                              ------------------    -----------------
     Net unrealized capital gains (losses):
     Fixed maturities                                          $       483.5         $       643.3
     Equity securities                                                    0.9                  4.0
     DAC/VOBA                                                          (277.7)              (260.8)
     Derivatives                                                         (9.4)               (24.7)
     Sales inducements                                                   (8.7)                   -
     Other                                                                0.1                  0.2
                                                              ------------------    -----------------
     Subtotal                                                           188.7                362.0
     Less: deferred income taxes                                         95.9                120.3
                                                              ------------------    -----------------
     Net accumulated other comprehensive income                $        92.8         $       241.7
                                                              ==================    =================


ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, were as follows:


                                                                        Nine months ended
                                                                          September 30,
     (Millions)                                                      2004                 2003
                                                              -----------------     -----------------
     Unrealized holding gains (losses) arising
       during the year (1)                                     $        (37.2)       $       197.9
     Less: reclassification adjustment for gains
       and other items included in net income (2)                        60.0                 91.3
                                                              -----------------     -----------------
     Net unrealized gains (losses) on securities               $        (97.2)       $       106.6
                                                              =================     =================

     (1) Pretax unrealized holding gains (losses) arising during the period were $(57.2) million and $304.5 million for the nine months ended September 30, 2004 and 2003, respectively.

     (2) Pretax reclassification adjustments for gains and other items included in net income were $92.3 million and $140.5 million for the nine months ended September 30, 2004 and 2003, respectively.


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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The SOP reserve for annuities with minimum guaranteed death benefits ("MGDB") is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the MGDB SOP reserve at September 30, 2004:

     Area                                 Assumptions/Basis for Assumptions
     ---------------------------          --------------------------------------
     Data used                            Based on 101 investment performance
                                          scenarios stratified based on 10,000
                                          random generated scenarios
     Mean investment performance          8.5%
     Volatility                           18.0%
     Mortality                            6.0%, 60.0%, 75.0%, 75.0% of the 90-95
                                          ultimate mortality table for standard,
                                          rachet, rolup and combination rollup
                                          and rachet, respectively
     Lapse rates                          Vary by contract type and duration;
                                          range between 1.0% and 40.0%
     Discount rates                       6.5%, based on the portfolio earned
                                          rate of the general account

     The SOP reserve for annuities with guaranteed minimum accumulation benefits ("GMAB") and guaranteed minimum withdrawal benefits ("GMWB") are considered to be derivatives under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recognized at fair value through earnings.

     The SOP reserve for the guaranteed minimum income benefits ("GMIB") is determined each period by estimating the expected value of the annutization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if the actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for calculating the additional GMIB liability at September 30, 2004, are consistent with those used for the calculating the additional MGDB liability. In addition, the calculation of the GMIB liability assumes dynamic surrenders and dynamic annuitization reflecting the extent to which the benefit, at the time of payment, has a positive value.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The separate account liabilities subject to SOP 03-1 for minimum guaranteed benefits, and the additional liabilities recognized related to minimum guarantees, by type, as of September 30, 2004, and the paid and incurred amounts by type for the nine months ended September 30, 2004 are as follows:


                                                                Minimum           Guaranteed          Guaranteed
                                                              Guaranteed           Minimum              Minimum
                                                                 Death          Accumulation/           Income
                                                                Benefit       Withdrawal Benefit        Benefit
                                                                 (MGDB)           (GMAB/GMWB)            (GMIB)
                                                            --------------  ---------------------   --------------
     Separate account liability
       balance                                               $   21,708.7       $    1,544.6         $    7,371.0
                                                            ==============  =====================   ==============
     Additional liability balance:
     Balance at January 1, 2004                              $       56.5       $       14.5         $       13.6
     Incurred guaranteed benefits                                    39.8                5.5                 17.1
     Paid guaranteed benefits                                       (24.8)                 -                    -
                                                            --------------  ---------------------   --------------
     Balance at September 30, 2004                           $       71.5       $       20.0         $       30.7
                                                            ==============  =====================   ==============


     The net amount at risk (net of reinsurance) and the weighted average attained age of contractholders by type of minimum guaranteed benefit, are as follows as of September 30, 2004:


                                                                Minimum           Guaranteed          Guaranteed
                                                              Guaranteed           Minimum              Minimum
                                                                 Death          Accumulation/           Income
                                                                Benefit       Withdrawal Benefit        Benefit
                                                                 (MGDB)           (GMAB/GMWB)            (GMIB)
                                                            --------------  ---------------------   --------------
     Net Amount at Risk (net of reinsurance)                 $    1,811.4     $        105.3         $      352.7
     Weighted Average Attained Age                                     64                 59                   59


     The aggregate fair value of equity securities (including mutual funds), supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of September 30, 2004 is $21,708.7 million.


8.   Sales Inducements

     Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement. Such amounts are reported separately on the balance sheet as of January 1, 2004. Prior to 2004, these amounts were included in DAC. Sales inducements are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC. During the three months ended September 30, 2004, the

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Company capitalized and amortized $24.4 million and $24.5 million, respectively, of sales inducements. During the nine months ended September 30, 2004, the Company capitalized and amortized $75.2 million and $64.7 million, respectively, of sales inducements. The unamortized balance of capitalized sales inducements, net of unrealized gains and losses, is $487.6 million as of September 30, 2004.


9.   Income Taxes

     Effective January 1, 2004, the Company files a stand-alone federal income tax return. Prior to that date, the Company and each of the Merger Companies, filed federal income tax returns with their respective filing groups.

     At September 30, 2004, the Company has operating loss carryforwards of approximately $483.3 million net of a $42.9 million valuation allowance for federal income tax purposes, which are available to offset future taxable income. If not used, these carryforwards will expire between 2015 and 2019.

     At September 30, 2004, the Company has capital loss carryforwards of approximately $4.1 million for federal income tax purposes, which are available to offset future capital gains. If not used, these carryforwards will expire in 2009.

     Income tax expense (benefit) from continuing operations included in the condensed financial statements are as follows:


                                                                                  Three months        Three months
                                                                                      ended              ended
                                                                                  September 30,      September 30,
     (Millions)                                                                       2004                2003
                                                                                ------------------  -----------------
     Current tax (benefit):
       Federal                                                                    $         4.7       $       43.6
                                                                                ------------------  -----------------
         Total current tax (benefit)                                                        4.7               43.6
                                                                                ------------------  -----------------
     Deferred tax (benefit):
       Operations and capital loss carryforwards                                           19.5                  -
       Other federal deferred tax                                                          13.0              (39.8)
                                                                                ------------------  -----------------
         Total deferred tax (benefit)                                                      32.5              (39.8)
                                                                                ------------------  -----------------
     Total income tax expense (benefit)                                           $        37.2       $        3.8
                                                                                ==================  =================


                                                                                  Nine months         Nine months
                                                                                     ended                ended
                                                                                  September 30,       September 30,
     (Millions)                                                                       2004                 2003
                                                                                ------------------  -----------------
     Current tax (benefit):
       Federal                                                                    $         4.7       $       (0.9)
                                                                                ------------------  -----------------
         Total current tax (benefit)                                                        4.7               (0.9)
                                                                                ------------------  -----------------
     Deferred tax:
       Operations and capital loss carryforwards                                          (17.1)                 -
       Other federal deferred tax                                                          82.8               11.6
                                                                                ------------------  -----------------
         Total deferred tax                                                                65.7               11.6
                                                                                ------------------  -----------------
     Total income tax expense                                                     $        70.4       $       10.7
                                                                                ==================  =================


ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:


                                                                                  Three months        Three months
                                                                                      ended               ended
                                                                                  September 30,       September 30,
     (Millions)                                                                       2004                2003
                                                                                -----------------   -----------------
     Income before income taxes                                                   $        40.3       $       32.6
     Tax rate                                                                                35%                35%
                                                                                -----------------   -----------------
     Income tax at federal statutory rate                                                  14.1               11.4
     Tax effect of:
       Meals and entertainment                                                              0.2                0.2
       Dividend received deduction                                                          4.9               (7.8)
       Valuation allowance for losses                                                      15.0                  -
       Other                                                                                3.0                  -
                                                                                -----------------   -----------------
     Income taxes                                                                 $        37.2       $        3.8
                                                                                =================   =================


                                                                                  Nine months          Nine months
                                                                                      ended               ended
                                                                                  September 30,       September 30,
     (Millions)                                                                       2004                2003
                                                                                -----------------   -----------------
     Income before income taxes                                                   $       142.7       $       58.1
     Tax rate                                                                                35%                35%
                                                                                -----------------   -----------------
     Income tax at federal statutory rate                                                  50.0               20.3
     Tax effect of:
       Meals and entertainment                                                              0.4                0.4
       Dividend received deduction                                                          2.0              (10.0)
       Valuation allowance for losses                                                      15.0                  -
       Other                                                                                3.0                  -
                                                                                -----------------   -----------------
     Income taxes                                                                 $        70.4       $       10.7
                                                                                =================   =================


     A valuation allowance has been provided for operating loss carryforwards not expected to be utilized in the future as a result of publication of clarifying tax guidance.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at September 30, 2004 and December 31, 2003 are presented below:


     (Millions)                                                       2004                2003
                                                               -----------------   -----------------
     Deferred tax assets:
       Operations and capital loss carryforwards                 $      185.6        $      168.5
       Future policy benefits                                           303.7               470.7
       Goodwill                                                           9.6                 9.8
       Investments                                                       14.2                20.5
       Employee compensation and benefits                                20.5                16.8
       Other                                                             31.0                33.4
                                                               -----------------   -----------------
           Total gross assets                                           564.6               719.7
           Less valuation allowance                                      15.0                   -
                                                               -----------------   -----------------
           Assets net of valuation allowance                            549.9               719.7
                                                               -----------------   -----------------

     Deferred tax liabilities:
       Unrealized gains on investments                                 (111.4)             (123.4)
       Deferred policy acquisition cost                                (430.2)             (529.1)
       Value of purchased insurance in force                            (30.7)              (38.3)
       Other                                                             (1.0)               (0.3)
                                                               -----------------   -----------------
           Total gross liabilities                                     (573.3)             (691.1)
                                                               -----------------   -----------------
Net deferred income tax asset (liability)                        $      (23.7)       $       28.6
                                                               =================   =================


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

     The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees' participation in the Retirement Plan were $3.0 million and $2.2 million for the three-month periods ended September 30, 2004 and 2003, respectively and

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     $8.5 million and $6.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

     Non-Qualified Retirement Plans

     Through December 31, 2001, the Company, in conjunction with ING, offered certain eligible employees a Supplemental Executive Retirement Plan and an Excess Plan (collectively, the "SERPs"). The SERPs are non-qualified defined benefit pension plans, which means all benefits are payable from the general assets of the Company. SERP benefits are not guaranteed by the PBGC. Benefit accruals under the SERPs ceased, effective as of December 31, 2001. Benefits under the SERPs are determined based on an eligible employees years of service and such employee's average annual compensation for the highest five years during the last ten years of employment. Pre-tax charges of operations of the Company for the SERPs were $97.6 thousand and $47.4 thousand for the three-month periods ended September 30, 2004 and 2003, respectively and $0.3 million and $0.1 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

     The following tables summarize the benefit obligations and the funded status for the SERP and the Excess Plan for the year ended December 31, 2003:


     (Millions)
     Change in Benefit Obligation:
       Defined Benefit Obligation, January 1                     $       8.8
       Interest cost                                                     0.6
       Benefits paid                                                    (0.4)
       Actuarial (gain) loss on obligation                               2.0
                                                                 ---------------
       Defined Benefit Obligation, December 31                   $      11.0
                                                                 ===============

     Funded status:
       Funded status at December 31                              $     (11.0)
       Unrecognized past service cost                                   (0.1)
       Unrecognized net loss                                            (1.8)
                                                                 ---------------
     Net amount recognized                                       $     (12.9)
                                                                 ===============

     At December 31, 2003, the accumulated benefit obligation was $9.3 million.

     The weighted-average assumptions used in the measurement of the benefit obligation for the SERPs were as follows:

                                                   2004              2003
                                              --------------    ---------------
     Discount rate at beginning of period          6.25%             6.75%
     Rate of compensation increase                 3.75              3.75

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Net periodic benefit costs for the periods ended September 30, 2004 and 2003 were as follows:


                                                               Three months          Three months
                                                                   ended                 ended
                                                               September 30,         September 30,
                                                                    2004                  2003
                                                             -------------------   ------------------
     (Millions)
     Interest cost                                             $         0.2         $        0.1
     Unrecognized past service cost recognized in period                (0.1)                (0.1)
                                                             -------------------   ------------------
     Net periodic benefit cost                                 $         0.1         $          -
                                                             ===================   ==================


                                                                Nine months           Nine months
                                                                   ended                 ended
                                                               September 30,         September 30,
                                                                    2004                  2003
                                                             -------------------   ------------------
     (Millions)
     Interest cost                                             $         0.5         $        0.4
     Unrecognized past service cost recognized in period                (0.2)                (0.3)
                                                             -------------------   ------------------
     Net periodic benefit cost                                 $         0.3         $        0.1
                                                             ===================   ==================


     Contributions for the SERPs are expected to be $0.4 million during 2004.

     Defined Contribution Plans

     ING North America sponsors the ING Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of ING North America and its subsidiaries and affiliates (excluding, among others, Career Agents) are eligible to participate, including the Company's employees other than Company agents. The Savings Plan is a tax-qualified profit sharing and stock bonus plan, which includes an employee stock ownership plan ("ESOP") component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. All matching contributions are subject to a 4-year graded vesting schedule (although certain specified participants are subject to a 5-year graded vesting schedule). All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges to operations of the Company for the Savings Plan were $0.9 million and $0.7 million for the three-month periods ended September 30, 2004 and 2003, respectively and $2.8 million and $2.2 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

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

     The following tables summarize the benefit obligations and the funded status for retired employees' and retired agents' post-retirement health care benefits for the year ended December 31, 2003:

     (Millions)
     Change in Benefit Obligation:
       Defined Benefit Obligation, January 1                     $        8.8
       Service cost                                                       0.5
       Interest cost                                                      0.6
       Benefits paid                                                     (0.6)
       Actuarial loss on obligation                                       0.7)
                                                                 ---------------
     Defined Benefit Obligation, December 31                              8.6

     Funded status:
      Funded status at December 31                                       (8.6)
      Unrecognized losses                                                (0.6)
      Unrecognized past service cost                                      0.4
                                                                 ---------------
     Net amount recognized                                       $       (8.8)
                                                                 ===============

     The medical health care trend rate was 10% for 2004, gradually decreasing to 5.0% by 2009. Increasing the health care trend by 1% would increase the benefit obligation by $0.5 million as of December 31, 2003. Decreasing the health care trend rate by 1% would decrease the benefit obligation by $0.5 million as of December 31, 2003.

     Net periodic benefit costs for the periods ended September 30, 2004 and 2003 were as follows:


                                                                 Three months         Three months
                                                                     ended                ended
                                                                 September 30,        September 30,
                                                                     2004                 2003
                                                             -------------------   -------------------
     (Millions)
     Service cost                                              $          0.2        $          0.1
     Interest cost                                                        0.1                   0.1
     Amortization of prior service costs                                 (0.1)                    -
     Curtailment gain or loss                                             0.3                     -
                                                             -------------------   -------------------
     Net periodic benefit cost                                 $          0.5        $          0.2
                                                             ===================   ===================


ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------


                                                                 Nine months         Nine months
                                                                     ended                ended
                                                                 September 30,        September 30,
                                                                     2004                 2003
                                                             -------------------   -------------------
     (Millions)
     Service cost                                              $          0.5        $          0.4
     Interest cost                                                        0.4                   0.4
     Amortization of prior service costs                                 (0.1)                    -
     Curtailment gain or loss                                             0.3                     -
                                                             -------------------   -------------------
     Net periodic benefit cost                                 $          1.1        $          0.8
                                                             ===================   ===================


     Contributions for retired employees' and retired agents' post-retirement health care benefits are expected to be $0.5 million during 2004.

     Substantive Change to Post Retirement Health and Welfare Plan

     On August 1, 2004, the Post Retirement Health and Welfare Plan (the "Plan") was amended to change the age and service required to qualify for benefits. The Plan now requires five years of continuous service beginning on or after age 50. Whereas previously service cost was attributed throughout the employee's career with the Company, it will now be attributed beginning at age 50. The change is accounted for as a negative plan amendment and curtailment. A remeasurement was performed as of August 1, 2004, using best estimate assumptions as of that date. The impact of the amendment and subsequent remeasurement was as follows:

     Accumulated post retirement benefit obligation                $       1.6
     Unrecognized loss (gain)                                              0.6
     Unrecognized past service cost                                       (2.6)
                                                                  --------------
        Net (liability) asset                                      $      (0.4)
                                                                  ==============

     Net periodic cost for the quarter                             $      (0.2)
     Net periodic cost year to date                                $      (0.2)


     Effect of Recently Enacted Legislation

     On  December  8,  2003,   President  Bush  signed  into  law  the  Medicare
     Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). The Act expands Medicare, primarily by including a prescription drug benefit starting in 2006. Employers currently sponsoring such prescription drug programs will have a range of options to potentially reduce program costs. In May 2004, the FASB issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-2), which superceded FSP FAS 106-1 and provides guidance on how companies should account for the impact of the Act on postretirement health care plans. To encourage employers to maintain postretirement drug benefits, beginning in 2006, the

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     federal government will provide non-taxable subsidy payments to employers who sponsor retiree drug benefits that are "actuarially equivalent" to the Medicare Part D benefits. The Company has determined that its postretirement medical plan's prescription drug benefits are likely to qualify as actuarially equivalent to Part D benefits. The resulting subsidy, when received by the Company, will be passed through to the retirees in the form of lower contributions on the part of plan participants. The Company is currently in the process of amending the Plan to reflect the reduction of participant contributions, and therefore, the subsidy is not expected to have a significant impact on the Company's financial position or results of operations.


11.  Related Party Transactions

     Operating Agreements

     The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

     |X| Underwriting and distribution agreement with Directed Services, Inc. ("DSI"), for the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable products and appoint representatives of the broker/dealers as agents. For the three months ended September 30, 2004 and 2003, commission expenses were incurred in the amounts of $137.2 million and $89.8 million, respectively. For the nine months ended September 30, 2004 and 2003, commission expenses were incurred in the amounts of $374.4 million and $250.1 million, respectively.

     |X| Asset management agreement with ING Investment Management LLC ("IIM"), in which IIM provides asset management and accounting services. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the three months ended September 30, 2004 and 2003, expenses were incurred in the amounts of $18.1 million and $16.6 million, respectively. For the nine months ended September 30, 2004 and 2003, expenses were incurred in the amounts of $51.5 million and $45.7 million, respectively.

     |X| Expense sharing agreements with ING AIH for administrative, management, financial, and information technology services, which were approved in 2001. For the three months ended September 30, 2004 and 2003, ING USA incurred expenses of $15.3 million and $14.4 million, respectively. For the nine months ended September 30, 2004 and 2003, ING USA incurred expenses of $45.8 million and $46.8 million, respectively.

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Reinsurance Agreements

     ING USA entered into a reinsurance agreement with Security Life of Denver International, Ltd. ("SLDI"), an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued after January 1, 2000. In March 2003, the Company amended its reinsurance agreement with SLDI. Under this amendment, the Company terminated the reinsurance agreement for all inforce and new business and recaptured all inforce business reinsured under the reinsurance agreement between the Company and SLDI retroactive to January 1, 2003 and the Company reduced its reinsurance recoverable related to these liabilities by $150.1 million. On March 28, 2003, SLDI transferred assets to the Company in the amount of $185.6 million. The difference in amounts transferred on March 28, 2003 and the reduction of the reinsurance recoverables as of January 1, 2003, reflects adjustments on the investment of the reinsurance recoverable as of January 1, 2003. It also reflects adjustments on the investment income on the assets and letter of credit costs between January 1, 2003 and the date of the asset transfer. It also encompasses the net effect of a recapture fee paid in the amount of $5.0 million offset by the receipt of a $24.1 million negative ceding commission, the net impact of which was deferred in policy acquisition costs and is being amortized over the period of estimated future profits.

     Reciprocal Loan Agreement

     On January 1, 2004, the Company entered into a new reciprocal loan agreement with ING American Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. In accordance with this agreement, the maximum outstanding amount to be borrowed or lent shall not exceed 3% of ING USA's total admitted assets. This agreement supercedes the previous reciprocal loan agreement with ING AIH, by which the Company and ING AIH could borrow up to $499 million from one another.

     Under the previous and current reciprocal loan agreements, interest on any ING USA borrowings was charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings was charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, ING USA incurred minimal interest expense for the three months ended September 30, 2004 and 2003. Interest expense of $0.1 million and $0.2 million was incurred for the nine months ended September 30, 2004 and 2003, respectively. ING USA earned interest of $0.5 million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively, and $1.6 million and $0.8 million for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004 and December 31, 2003, ING USA had $199.0 million and $120.4 million receivable from ING AIH under this agreement included in due from affiliates.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Notes to Affiliates

     The Company's promissory note in the amount of $50 million payable to Lion Connecticut Holdings Inc. was repaid on May 17, 2004. The note was issued on April 15, 1997. Interest was charged at an annual rate of 8.75% and the face amount was due on demand. The Company incurred no interest expense for the three months ended September 30, 2004 and $1.1 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, the Company incurred interest expense of $1.7 million and $3.3 million, respectively.

     ING USA issued a 30-year surplus note for $35 million with its affiliate, Security Life of Denver Insurance Company, which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the notes and related accrued interest is subordinate to payments due to policyholders and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of ING USA. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $0.7 million and $2.1 million for both the three months and nine months ended September 30, 2004 and 2003, respectively.

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

     Capital Transactions

     During the nine months ended September 30, 2004, ING USA received capital contributions of $40 million. During the nine months ended September 30, 2003, ING USA received capital contributions of $88.7 million.


12.  Financing Agreements

     The Company maintains a revolving loan agreement with SunTrust Bank, Atlanta (the "Bank"). Under this agreement, which is due on demand, the Company can borrow up to $125 million from the Bank. Interest on any borrowing accrues at an annual rate equal to a rate quoted by the Bank to the Company for the borrowing. Under the agreement, the Company incurred minimal interest expense for the three and nine months ended September 30, 2004 and 2003. At September 30, 2004, the Company had a $14 million balance payable to the Bank. At December 31, 2003, the Company did not have any balances payable to the Bank.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The Company also maintains a revolving loan agreement with Bank of New York, New York ("BONY"). Under this agreement, the Company can borrow up to $100 million from BONY. Interest on any of the Company borrowing accrues at an annual rate equal to a rate quoted by BONY to the Company for the borrowing. Under this agreement, the Company incurred no interest expense for the three and nine months ended September 30, 2004. Minimal interest expense was incurred for the three and nine months ended September 30, 2003. At September 30, 2004 and December 31, 2003, the Company did not have any balances payable to BONY.


13.  Reinsurance

     At September 30, 2004, ING USA had reinsurance treaties with 18 unaffiliated reinsurers and 2 affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. ING USA remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

     Reinsurance ceded in force for life mortality risks were $788.4 million and $1,209.4 million at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004 and December 31, 2003, net receivables were comprised of the following:


                                                                     2004                2003
                                                              ------------------   -----------------
     Claims recoverable from reinsurers                         $        14.0        $       17.1
     Payable for reinsurance premiums                                    (2.9)               (6.6)
     Reserve credits                                                     18.5                21.1
     Reinsured amounts due to an unaffiliated reinsurer                  (1.9)               (3.1)
     Reinsurance ceded                                                  958.8               619.4
     Other                                                                3.5                 4.0
                                                              ------------------   -----------------
     Total                                                      $       990.0        $      651.9
                                                              ==================   =================


     Included in the accompanying condensed financial statements are net policy benefits recoveries of $11.9 million and $9.3 million for the three months ended September 30, 2004 and 2003, respectively and $33.3 million and $31.7 million for the nine months ended September 30, 2004 and 2003, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Interest  credited  and  other  benefits  to  policyholders   includes  the
     following premiums ceded and reinsurance recoveries:


                                                              Three months          Three months
                                                                  ended                ended
                                                              September 30,        September 30,
                                                                  2004                  2003
                                                            -----------------   ----------------
     Premiums ceded under reinsurance                         $        2.1        $       3.9
     Reinsurance recoveries                                            2.3                0.4


                                                              Three months          Three months
                                                                  ended                ended
                                                              September 30,        September 30,
                                                                  2004                  2003
                                                            -----------------   ----------------
     Premiums ceded under reinsurance                         $        9.1        $      11.7
     Reinsurance recoveries                                            0.1                0.3


     ING USA participates in a modified coinsurance agreement with an unaffiliated reinsurer. The accompanying condensed financial statements are presented net of the effects of the treaty which decreased income by $0.1 million and $0.7 million for the three months ended September 30, 2004 and 2003, respectively and $1.1 million and $1.6 million for the nine months ended September 30, 2004 and 2003, respectively.


14.  Commitments and Contingent Liabilities

     Leases

     The Company leases its home office space and certain other equipment under operating leases that expire through 2017.

     For both the three months ended September 30, 2004 and 2003, rent expense for leases was $1.9 million. For the nine months ended September 30, 2004 and 2003, rent expense for leases was $5.7 million and $5.5 million, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2004 through 2008 are estimated to be $7.6 million, $7.8 million, $7.8 million, $7.7 million and $7.5 million, respectively, and $46.9 million, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At September 30, 2004 and December 31, 2003, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $264.9 million and $154.0 million, respectively.

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

          The following narrative analysis of the results of operations and financial condition presents a review of the Company as of September 30, 2004 and December 31, 2003 and for the three and nine-month periods ended September 30, 2004 and 2003. This review should be read in conjunction with the condensed financial statements and other data presented herein.

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

          Results of Operations

          Premiums for the three months ended September 30, 2004 are comparable to that for the same period in 2003. Premiums decreased $2.3 million for the nine months ended September 30, 2004 compared to the same period in 2003. This decrease in premium is related to the closed block of participating life business.

          Fee income and other income increased by $37.7 million and $127.1 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The increase is primarily due to an increase in the average variable assets under management by the Company. The increase in average variable assets under management reflects continued business growth in the Company's variable annuity product lines. The rise in sales of products with higher charges for living benefits during 2004 also contributed to the increase.

          Net investment income for the three and nine months ended September 30, 2004 decreased by $6.2 million and $8.3 million, respectively, compared to the same period in 2003. This decrease in net investment income is primarily attributed to an increase in derivative expense.

          Net realized capital gains for the three months ended September 30, 2004 decreased by $2.1 million compared to the same period in 2003. The decrease is primarily due to the interest rate environment. Rising interest rates during third quarter 2004 resulted in lower net gains. Net realized capital gains for the nine months ended September 30, 2004 increased by $21.9 million compared to the same period in 2003. The increase is primarily due to the increase in the value of the derivatives portfolio as interest rates have risen.

          Interest credited and other benefits to the policyholders for the three and nine months ended September 30, 2004 increased by $4.0 million and $42.7 million, respectively, compared to the same periods in 2003. The increase is primarily due to the inclusion of deferred sales inducement amortization as a component of benefit expense in 2004, as required with the adoption of SOP 03-1. In addition, lower separate account benefit guarantees were recognized during the three months ended September 30, 2004 as a result of improved separate account market performance.

          General expenses increased by $7.7 million and $11.5 million for the three and nine months ended September 30, 2004, respectively, compared to that for the same periods in 2003. The increase in general expenses is largely due to growth of the business and higher assets under management.

          Commissions increased $48.9 million and $146.7 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. This increase is primarily due to additional commissions on higher new sales of variable and fixed annuity products. Also contributing to the nine months ended increase was a $24.1 million ceded commission adjustment in the first quarter of 2003 related to the recapture of an affiliate reinsurance agreement.

          Policy acquisition costs deferred for the three and nine months ended September 30, 2004 increased by $25.6 million and $88.0 million, respectively, compared to the same periods in 2003. This increase was primarily due to the deferral of increased commissions and selling expense on higher annuity product sales.

          Amortization of deferred policy acquisition costs and value of business acquired decreased $11.9 million and $58.1 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. Amortization of long-duration products is reflected in proportion to actual and estimated future gross profits. Estimated future gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, surrenders, withdrawals, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

          Expense and charges reimbursed under modified coinsurance ("MODCO") agreements for the three and nine months ended September 30, 2004, increased by $0.5 million and $1.0 million, respectively, compared to the same periods in 2003. This balance represents the net cash flows from the Paine Webber MODCO agreements. As this MODCO agreement does not cover new business, the run-off of the reserve credit and the product charge reimbursement to Paine Webber exceed the commission and expense allowances that accrue to the Company.

          Interest expense for the three and nine months ended September 30, 2004 is comparable to that for the same periods in 2003.

          The cumulative effect of the change in accounting principle for the nine months ended September 30, 2004, was a loss of $2.3 million, net of tax, due to the implementation of SOP 03-1. The change in accounting principle was recorded during the first quarter of 2004.

          Net income, excluding income tax expense and change in accounting principle, increased by $7.7 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase in net income is primarily related to increased fee income and decreased amortization of deferred policy acquisition costs and value of new business acquired, partially offset by the increase in commission expense and policy acquisition costs deferred. Net income, excluding income tax expense and change in accounting principle, increased by $84.6 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The increase in net earnings is primarily the result of increased fee income and decreased amortization of deferred policy acquisition costs and value of new business acquired, partially offset by higher interest credited and other guarantee benefits related to expenses, increased commission expense, and policy acquisition costs deferred.

          Financial Condition

          Investments

          Fixed Maturities

          Total fixed maturities reflected net unrealized capital gains of $483.6 million and $517.3 million at September 30, 2004 and December 31, 2003, respectively.

          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at September 30, 2004 and December 31, 2003.

          Fixed maturities rated BB and below may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          The percentage of total fixed maturities by quality rating category is as follows:

                                               September 30,      December 31,
                                                   2004               2003
                                             ----------------   ----------------
          AAA                                      34.7 %             35.3 %
          AA                                        4.9                4.7
          A                                        21.1               21.3
          BBB                                      35.0               33.4
          BB                                        3.6                4.0
          B and below                               0.7                1.3
                                             ----------------   ----------------
          Total                                   100.0 %            100.0 %
                                             ================   ================

          The percentage of total fixed maturities by market sector is as follows:

                                               September 30,      December 31,
                                                   2004               2003
                                             ----------------   ----------------
          U.S. Corporate                           46.3 %                48.9 %
          Residential Mortgaged-backed             19.3                  20.8
          Commercial/Multifamily
            Mortgage-backed                         6.0                   5.0
          Foreign (1)                              16.9                  15.9
          U.S. Treasuries/Agencies                  1.0                   1.3
          Asset-backed                             10.5                   8.1
                                             ----------------   ----------------
          Total                                   100.0 %               100.0 %
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

          The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a $499 million revolving note facility with ING America Insurance Holdings, Inc. ("ING AIH"), a perpetual $100 million revolving note facility with Bank of New York and a $125 million revolving note facility with SunTrust Bank which expires on July 30, 2005. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

          During the nine months ended September 30, 2004, ING USA received capital contributions of $40 million. During the nine months ended September 30, 2003, ING USA received capital contributions of $88.7 million.

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

          The implementation of SOP 03-1 raised questions regarding the interpretation of the requirements of Financial Accounting Standard ("FAS") No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 97-1 ("FSP FAS 97-1"), "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, `Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,' Permit or Require Accrual of an Unearned Revenue Liability," effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004. The Company adopted FSP FAS 97-1 on July 1, 2004 and has evaluated the impact of the guidance on whether the Company is required to establish an unearned revenue reserve on its existing and new business. The adoption of FSP FAS 97-1 did not have an impact on the Company's financial position, results of operations or cash flows.

          The Meaning of Other Than Temporary Impairment and its Application to Certain Investments

          In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments," requiring that a three-step impairment model be applied to securities within its scope. The three-step model is to be applied on a security-by-security basis as follows:

          Step 1: Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.

          Step 2: Evaluate  whether an impairment is other than temporary.

          Step 3: If the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.

          On September 30, 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 ("FSP EITF 03-1-1"), "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,'" which delayed EITF 03-1's original effective date of July 1, 2004 for the paragraphs of the guidance surrounding steps two and three of the impairment model introduced. The delay is in effect until a final consensus can be reached on such guidance. Despite the delay of the implementation of steps two and three, other than temporary impairments are still to be recognized as required by existing guidance.

          Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other than temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Condensed Financial Statements included in the Company's December 31, 2003 Form 10-K. In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-1 reached in March 2004 included additional disclosure requirements that are effective for annual financial statements for fiscal years ending after June 15, 2004.

          Accounting for Derivative Instruments and Hedging Activities

          In 2003, the Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued Statement Implementation Issue No. B36, "Embedded Derivatives:
          Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The Company adopted DIG B36 on October 1, 2003 and has modified coinsurance treaties that are applicable to the guidance. The applicable contracts, however, were determined to generate embedded derivatives with a fair value of zero. Therefore, the guidance, while implemented, did not impact the Company's financial position, results of operations, or cash flows.

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

          At September 30, 2004, the Company held the following investments that, for purposes of FIN 46, were evaluated and determined that the investments do not require consolidation in the Company's financial statements:


          (Millions)
                        Asset Type                                       Purpose             Book Value (1)      Market Value
          ---------------------------------                     --------------------------   ---------------   ---------------

          Private Corporate Securities - synthetic leases;
            project financings; credit tenant leases               Investment Holdings         $    3,188.3      $    3,321.1
          Foreign Securities - US VIE subsidiaries of
            foreign companies                                      Investment Holdings                556.1             587.6
          Commercial Mortgage Obligations (CMO)                    Investment Holdings              3,051.7           3,101.4
          Collateralized Debt Obligations (CDO)                Investment Holdings and/or
                                                                    Collateral Manager                 73.7              69.3
          Asset-Backed Securities (ABS)                            Investment Holdings                153.2             152.8
          Commercial Mortgage Backed Securities (CMBS)             Investment Holdings              1,027.3           1,066.0


          (1) Represents maximum exposure to loss except for those structures for which the Company also receives asset management fees.


          New Accounting Pronouncements

          In September 2004, the AICPA issued Technical Practice Aid ("TPA") 6300.05 - 6300.08 "Q&As Related to the Implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "TPA"). The TPA provides additional guidance regarding certain implicit assessments that may be used in testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under the SOP. The Company is currently evaluating the impact of the TPA on the cumulative effect of a change in accounting principle recognized on January 1, 2004 and anticipates a potential decrease in the net liability established as part of the accounting change. The TPA will be fully implemented during the fourth quarter 2004 and will be reported as a cumulative effect of a change in accounting principle applied retroactively to January 1, 2004.

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

          Contractual Obligations

          As of September 30, 2004, the Company had certain contractual obligations due over a period of time as summarized in the following table:


                                                            Payments due by Period (in millions)
                                            ----------------------------------------------------------------------
                                                           Less than                                    More than
          Contractual Obligations              Total         1 Year        1-3 Years      3-5 Years      5 Years
          ---------------------------       ------------  ------------  --------------  ------------  ------------
          Long-Term Debt                      $ 105.4       $   2.8        $  5.6         $   5.6       $  91.4
          Operating Lease Obligations            85.3           7.6          15.6            15.2          46.9
          Purchase Obligations                  264.9         264.9             -               -             -
                                            ------------  ------------  --------------  ------------  ------------
          Total                               $ 455.6       $ 275.3        $ 21.2         $  20.8       $ 138.3
                                            ============  ============  ==============  ============  ============


          The Company's long-term debt consists of a surplus note and the related interest payable, with Security Life of Denver Insurance Company. As of September 30, 2004, the outstanding principal, interest rate, and maturity date of the surplus note are $35 million, 7.98%, and December 7, 2029, respectively.

          Operating lease obligations relate to the rental of office space under various non-cancelable operating lease agreements that expire through May 2010.

          Purchase obligations consist primarily of commitments to fund additional limited partnerships and joint ventures and commitments to enter into mortgage loan and private placement arrangements during 2004.

          Legislative Initiatives

          The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted in second quarter 2003, may impact the Company. The Act's provisions, which reduce the tax rates on long-term capital gains and corporate dividends, impact the relative competitiveness of the Company's products especially variable annuities.

          On October 22, 2004, the President signed the American Jobs Creation Act of 2004. The act allows tax-free distributions to be made from the Policyholders' Surplus Account in 2005 and 2006. Under prior law, the Company was allowed to defer from taxation a portion of statutory income under certain circumstances. The deferred income was accumulated in the Policyholders' Surplus Account and is taxable only under conditions that management considers to be remote. Therefore, no federal income taxes have been provided on the accumulated balance of $14.4 million as of September 30, 2004. Based on currently available information, the Company anticipates that the new law will permanently eliminate any potential tax on the accumulated balance of $14.4 million.

          Other legislative proposals under consideration include repealing the estate tax, changing the taxation of products and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales. The impact on the Company's products cannot be predicted.

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

               As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various governmental and self-regulatory agencies in connection with investigations of the products and business practices of the financial services industry. In each case, full cooperation has been and is being provided. Reference is made to "Other Regulatory Matters" in Note 12 to the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company's Form 10-K Annual Report, filed on March 29, 2004 (SEC File No. 033-87270); the Company's Form 8-K/A Current Report filed on September 8, 2004 (SEC File No. 033-87270); and the Company's Form 8-K Current Report filed on October 29, 2004 (SEC File No. 033-87270).


     Item 6.   Exhibits

               3.(i)Restated   Articles  of  Incorporation   Providing  for  the
                    Redomestication of Golden American Life Insurance Company dated July 2 & 3, 2003, incorporated by reference to Company's 10-K, as filed with the SEC on March 29, 2004 (File No. 033-87270).

                    Amendment to Articles of Incorporation Providing for the Name Change of Golden American Life Insurance Company dated November 20, 2003, incorporated by reference to the Company's 10-K, as filed with the SEC on March 29, 2004 (File No. 033-87270).

                    Amendment to Articles of Incorporation Providing for the Change in Purpose and Powers of ING USA Annuity and Life Insurance Company dated March 3 & 4, 2004, incorporated by reference to the Company's 10-Q, as filed with the SEC on May17, 2004 (File No.033-87270).

               (ii) Amended  and  Restated  By-Laws of ING USA  Annuity and Life
                    Insurance Company, adopted by the Board of Directors of the Company on June 25, 2003, as amended November 11, 2003 and February 25, 2004, incorporated by reference to the Company's Form 10-Q, as filed with the SEC on May 17, 2004 (File No. 033-87270).

               4.   Instruments   Defining  the  Rights  of  Security   Holders,
                    Including Indentures (Annuity Contracts).

                    Single Premium Deferred Modified Guaranteed Annuity Contract, Single Premium Deferred modified Guaranteed Annuity Master Contract, and Single Premium Deferred Modified Guaranteed Annuity Certificate - Incorporated herein by reference to Pre-Effective Amendment No. 1 to
                    Registration Statement on Form S-1 for American Life Insurance Company as filed with the SEC on February 8, 2002 (File No. 333-67660).

                    Single Premium Deferred Modified Guaranteed Annuity Contract
                    - Incorporated herein by reference to the initial Registration Statement on Form S-1 for Golden American Life Insurance Company, as filed with the SEC on June 30, 2000 (File No. 333-40596).

                    Single Premium Deferred Modified Guaranteed Annuity Master Contract and Single Premium Deferred Modified guaranteed Annuity Certificate - Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 for Golden American Life Insurance Company, as filed with the SEC on September 13, 2000 (File No. 333-40596).

                    Interest in Fixed Account I under Variable Annuity Contracts
                    - Incorporated herein by reference to: Post-Effective Amendment No. 12 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the Securities and Exchange Commission on April 23, 1999 (File Nos. 333-59261, 811-5626); Incorporated
                    by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 for Golden American life Insurance Company, as filed with the SEC on April 23, 1999 (File Nos. 333-28769, 811-5626); and Incorporated by reference to Pre-Effective Amendment No. 1 to Registration statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on June 24, 2000 (File Nos. 333-33914, 811-5626).

                    Interests in Fixed Account II under Variable Annuity Contracts - Incorporated herein by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 2, 2000 (File No. 333-28679, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 2 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 2, 2000 (File No. 333-30180, 811-5626), Incorporated
                    herein by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 23, 1999 (File No. 333-28755, 811-5626),
                    Incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 23, 1999 (File No. 333-66757, 811-5626), Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 26, 2001 (File No. 333-63692, 811-5626), Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on December 11, 2001 (File No.333-70600, 811-5626), and Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on April 16, 2003 (File No. 333-90516, 811-5626).

                    Interest in the Guaranteed Account under Variable Annuity Contracts - Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-2 for Golden American Life Insurance Company, as filed with the SEC on June 29, 2001 (File No. 333-57212).

                    Single Premium Deferred Equity Indexed Modified Guaranteed Annuity Contract, Single Premium Deferred Modified Guaranteed Annuity Group Master Contract, Single Premium Deferred Equity Indexed Modified Guaranteed Annuity Certificate - Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-2 for ING USA Annuity and Life Insurance Company, as filed with the SEC on August 13, 2004 (File No. 333-116137).

                    31.1 Certificate  of David A. Wheat  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 Certificate of Jacques de Vaucleroy pursuant to Section
                         302 of the Sarbanes-Oxley Act of 2002.

                    32.1 Certificate  of David A. Wheat  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    32.2 Certificate of Jacques de Vaucleroy pursuant to Section
                         906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ING USA ANNUITY AND LIFE INSURANCE COMPANY
                                             (Registrant)


                             By:   /s/ David A. Wheat
     November 12, 2004             -----------------------------------------
     -----------------                 David A. Wheat
          (Date)                       Director, Senior Vice President and
                                         Chief Financial Officer

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


   Date:    November 12, 2004
            -----------------

   By       /s/ David A. Wheat
            -------------------------------------------
                David A. Wheat
                Director, Senior Vice President and
                  Chief Financial Officer
                (Duly Authorized Officer and Principal Financial Officer)

                                                                    Exhibit 31.2


                                  CERTIFICATION

     I, Jacques de Vaucleroy, certify that:

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


   Date   November 12, 2004
          -----------------


   By     /s/ Jacques de Vaucleroy
          -----------------------------------------
              Jacques de Vaucleroy
              Director and President
              (Duly Authorized Officer and Principal Executive Officer)