Form 10-K
period 2004-12-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2005-03-18
CIK 836658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
                          -----------------

Commission file number: 333-57212, 333-104539, 333-104546,
                        333-104547, 333-104548, and 333-116137
                        --------------------------------------

                   ING USA Annuity and Life Insurance Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Iowa                                                                 41-0991508
--------------------------------------------------------------------------------
(State or other jurisdiction                                   (IRS employer
 of incorporation or organization)                           identification no.)


1475 Dunwoody Drive, West Chester, Pennsylvania                       19380-1478
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock as of March 17, 2005, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

                   ING USA Annuity and Life Insurance Company,
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2004


                                TABLE OF CONTENTS


Form 10-K
 Item No.                                                                                                  Page
---------                                                                                                  ----
                    PART I

Item 1.             Business**                                                                                3
Item 2.             Properties**                                                                             16
Item 3.             Legal Proceedings                                                                        16
Item 4.             Submission of Matters to a Vote of Security Holders*                                     16

                    PART II

Item 5.             Market for Registrant's Common Equity and Related
                      Stockholder Matters                                                                    17
Item 6.             Selected Financial Data***                                                               18
Item 7.             Management's Narrative Analysis of the Results of Operations and Financial Condition**   19
Item 7A.            Quantitative and Qualitative Disclosures About Market Risk                               45
Item 8.             Financial Statements and Supplementary Data                                              49
Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    100
Item 9A.            Controls and Procedures                                                                 100
Item 9B             Other Information                                                                       100

                    PART III

Item 10.            Directors and Executive Officers of the Registrant*                                     101
Item 11.            Executive Compensation*                                                                 101
Item 12.            Security Ownership of Certain Beneficial Owners and Management*                         101
Item 13.            Certain Relationships and Related Transactions*                                         101
Item 14.            Principal Accountant Fees and Services                                                  101

                    PART IV

Item 15.            Exhibits and Financial Statement Schedules                                              104
                    Index on Financial Statement Schedules                                                  110
                    Signatures                                                                              114


* Item omitted pursuant to General Instruction I(2) of Form 10-K, except as to Part III, Item 10 with respect to compliance with Sections 406 and 407 of the Sarbanes Oxley Act of 2002.
**   Item prepared in accordance with General Instruction I(2) of Form 10-K.
*** Although item may be omitted pursuant to Georgia Instruction I(2) of Form 10-K, the Company has provided certain disclosure under this Item.

                                     PART I

Item 1.   Business (Dollar amounts in millions, unless otherwise stated)

          Organization of Business

          ING USA Annuity and Life Insurance Company ("ING USA" or the "Company"), a wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), is a stock life insurance company organized under the laws of the State of Iowa.

          Lion is an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING". ING USA is authorized to conduct its insurance business in the District of Columbia and all states except New York. ING USA was domiciled as a life insurance company under the laws of the State of Delaware until December 31, 2003 and has been domiciled in Iowa since January 1, 2004.

          On January 1, 2004 (the "Merger Date"), the Company simultaneously redomesticated from Delaware to Iowa, changed its name from Golden American Life Insurance Company ("Golden American") to ING USA Annuity and Life Insurance Company, and merged the following affiliates into the Company: Equitable Life Insurance Company of Iowa ("Equitable Life"), USG Annuity & Life Company ("USG"), and United Life & Annuity Insurance Company ("ULA") (collectively, the "Merger Companies"). Prior to the Merger Date, the Company was a wholly-owned subsidiary of Equitable Life. Equitable Life merged its affiliate, Ameribest Life Insurance Company ("AMB"), a life insurance company domiciled in Georgia, into its operations on January 1, 2003.

          Description of Business

          ING's U.S.-based operations offer a broad range of life insurance, annuities, mutual funds, employee benefit, defined contribution, guaranteed investment contracts and funding agreements. For the year ended December 31, 2004, ING's U.S.-based operations were ranked sixth in sales of variable annuities according to data published by Morningstar and sixth in sales of fixed annuities according to data published by LIMRA International Inc. ("LIMRA"). The Company serves as one of the primary vehicles through which ING's U.S.-based operations write this fixed and variable annuity business. According to LIMRA's fourth quarter 2004 sales report on Stable Value and Funding Agreement products, ING's U.S.-based operations were ranked fifth in market share for funding agreement contracts, and tenth for traditional general account guaranteed investment contracts, in terms of total assets.

          The Company offers various insurance products including immediate and deferred variable and fixed annuities. The Company's annuity products are distributed by national wirehouses, regional securities firms, independent National Association of Securities Dealers, Inc. ("NASD") firms with licensed registered representatives, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and the ING broker-dealer network. The Company's primary annuity customers are retail consumers.

          The Company also offers guaranteed investment contracts and funding agreements primarily to institutional investors and corporate benefit plans. These products are directly sold by home office personnel or through specialty insurance brokers to institutional purchasers.

          The Company previously provided interest-sensitive, traditional and variable life insurance, and health insurance products. The Company no longer issues these products. The life insurance business is in run-off and the Company has ceded to other insurers all health insurance.

          See "Reserves" for a discussion of the Company's reserves by product type.

          The Company has one operating segment, ING U.S. Financial Services ("USFS") which offers the products described below.

          Products and Services

          The Company offers a portfolio of immediate and deferred fixed and variable annuities designed to address customer needs for tax-advantaged savings, retirement needs, and wealth-protection concerns.

          The fixed annuities offered by the Company are General Account products and include single premium immediate, multi-year guaranteed, annual reset, and equity index annuities. For these contracts, the principal amount is guaranteed, and for a specified time period, the Company credits interest to the customer's account at a fixed interest rate. The Company's major source of income from fixed annuities is the spread between the investment income earned on the underlying General Account assets and the interest rate credited to customers' accounts. The Company bears the investment risk because, while the Company credits customers' accounts with a stated interest rate, the Company cannot be certain the investment income earned on the General Account assets will exceed that rate. With respect to indexed annuities, the Company hedges the equity risk exposure by purchasing derivative instruments on the relevant equity index.

          The variable annuities offered by the Company are savings vehicles in which contract owner deposits are recorded and primarily maintained in Separate Accounts established for the Company and registered with the Securities and Exchange Commission ("SEC") as a unit investment trust. Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners who bear the investment risk, subject, in limited cases, to certain minimum guarantees. Investment income and investment gains and losses generally accrue directly to such contractowners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Separate Account assets supporting variable options under variable annuity contracts are invested, as designated by the contractowner or participant under a contract, in shares of mutual funds which are managed by the Company or its affiliates, or in other selected mutual funds not managed by the Company or its affiliates. Variable annuity deposits are allocated to various subaccounts established within the Separate Account. Each subaccount represents a different investment option into which the contractowner may allocate deposits. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contractowner (including the value allocated to any fixed account) less fees and expenses. The Company offers investment options for its variable annuities covering a wide range of investment styles, including large, mid and small cap equity funds, as well as fixed income alternatives. Unlike fixed annuities, variable annuity contract owners bear the risk of investment gains and losses associated with the selected investment allocation. The Company, however, offers certain guaranteed death and living benefits (described below) under which it bears specific risks associated with these products. Many of the variable annuities issued by ING USA are combination variable and fixed deferred annuity contracts under which some or all of the deposits may be allocated by the contract owner to a fixed account available under the contract. The Company's major source of income from variable annuities is the base contract mortality fee and expense fees and guaranteed living and death benefit rider fees charged to the customer, less the cost of administering the product, as well as the cost of providing for the guaranteed living and death benefits.

          The Company sells variable annuity contracts that offer one or more of the following guaranteed death benefits and living benefits:

          Guaranteed Minimum Death Benefits ("GMDB"): The Company has offered the following guaranteed death benefits:

          - Standard - This guarantees that upon the death of the annuitant the death benefit will be no less than the premiums paid by the contractowner net of any contract withdrawals.
          - Ratchet - This guarantees that upon the death of the annuitant the death benefit will be no less than the greater of (1) Standard or (2) the maximum anniversary (or quarterly) value of the variable annuity.
          - Rollup (7% or 5.5% Solution) - This guarantees that upon the death of the annuitant the death benefit will be no less than the aggregate premiums paid by the contractowner accruing interest at 7% or 5.5% per annum, subject to a maximum cap on the account value. (The Company has discontinued this option for new sales.)
          - Combo (Max 7) - This guarantees that upon the death of the annuitant the death benefit will be no less than the greater of
               (1) Ratchet or (2) Rollup.

          At December 31, 2004, the guaranteed value of these death benefits in excess of account values was estimated to be $2.5 billion, before reinsurance, which was a $0.4 billion decrease from the estimated $2.9 billion at December 31, 2003. The decrease was primarily driven by the improved equity markets in 2004. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, the Company has instituted an equity hedging program in lieu of reinsurance, to mitigate the risk produced by the guaranteed death benefits. The equity hedging program is based on the Company entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets. At December 31, 2004, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.4 billion, of which $748.7 is projected to be covered by the Company's equity hedging program, consistent with the

          Company's exposure as of December 31, 2003. As of December 31, 2004, the Company has recorded a liability of $66.9, net of reinsurance, representing the estimated net present value of the Company's future obligation for guaranteed minimum death benefits in excess of account values. The liability increased $0.5 from $66.5 at December 31, 2003, mainly due to the increase in fee income collected from customers used to fund the reserve exceeding the decrease in the reserve, due to the improved equity markets during 2004. The liability is recorded in accordance with the provisions of the Financial Accounting Standards Board ("FASB") Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1").

          Guaranteed   Living   Benefits:   The  Company  offers  the  following
          guaranteed living benefits:

          - Guaranteed Minimum Income Benefit ("GMIB") - This guarantees a minimum income payout, exercisable each contract anniversary on or after the 10th rider anniversary. This type of living benefit is the predominant selection in the Company's sales of variable annuities.
          - Guaranteed Minimum Withdrawal Benefit ("GMWB") - This guarantees that annual withdrawals of up to 7% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. The new 2004 GMWB rider (ING Principal Guard) provides reset and step-up features, which provide, in certain instances, for increases in the amount available for withdrawal.
          - Guaranteed Minimum Accumulation Benefit ("GMAB") - Guarantees that the account value will be at least 100% of the premiums paid by the contractowner after 10 years (GMAB10) or 200% after 20 years (GMAB20).

          At December 31, 2004, the guaranteed value of these living benefits in excess of account values was estimated to be $269.7, which is a decrease of $38.5 from an estimated $308.2 at December 31, 2003. The decrease was primarily driven by the improved equity markets during 2004. All living benefits are covered by the Company's equity hedging program. As of December 31, 2004, the Company has recorded a liability of $40.3 representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased $26.4 from $13.9 at December 31, 2003, mainly due to the increase in fee income collected from customers used to fund the reserve exceeding the decrease in the reserve, due to the improved equity market during 2004. For GMIBs, the liability is recorded in accordance with the provisions of SOP 03-1. For GMABs and GMWBs, the liability is held at fair value in accordance with Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities".

          Variable annuity contracts containing guaranteed death and living benefits expose the Company to equity risk. An increase in the value of the equity markets will increase account values for these contracts, thereby decreasing the Company's risk associated with the MGDBs, GMIBs, GMWBs, and GMABs. A decrease in the equity markets, that causes a decrease in the account values, will increase the possibility that the Company may be required to pay amounts to customers due to guaranteed death and living benefits.

          The Company also is a provider of institutional investment products, primarily guaranteed investment contracts and funding agreements, collectively referred to as "GICs," issued to the stable value market and other institutional customers. The Company intends to issue GICs to one or more special purpose vehicles, which sell notes to institutional and retail investors in order to fund the purchase of those GICs. The Company profits from the sale of GICs by earning income in excess of the amount credited to the customer accounts less the cost of administering the product.

          Historically, the Company has provided interest-sensitive, traditional and variable life insurance, and health insurance. All health insurance has been ceded to other insurers and new policies are no longer written. The Company ceased the issuance of life insurance policies in 2001, and all life insurance business is currently in run-off. A certain portion of the assets held in the general account are dedicated to funding this block of business.

          Strategy, Method of Distribution, and Principal Markets

          The Company believes longer life expectancies, an aging population, and growing concern over the stability and availability of the Social Security system have made retirement planning a priority for many Americans. The target market for the Company's annuity products is primarily individuals, while the target market for GICs is primarily institutional investors and corporate benefit plans.

          The principal distribution channels of the Company's variable and fixed annuities include national wirehouses, regional securities firms, independent NASD firms with licensed registered representatives, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and the ING broker-dealer network. GICs are distributed primarily to institutional investors and corporate benefit plans through direct sales by home office personnel or through specialty insurance brokers.

          The Company markets its variable annuities primarily on the underlying guarantee features, positioning the product line as a risk management tool for clients and advisors. Indexed annuities are marketed primarily based on underlying guarantee features coupled with consumer-friendly product designs offering the potential for equity market upside potential. The Company also offers fixed annuities offering a guaranteed interest rate or annuity payment suitable for clients seeking a stable return.

          The Company also utilizes sales inducements as part of its distribution strategy for annuities. Sales inducements represent benefits paid to contractowners for a specified period that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement.

The Company continued to expand distribution systems during 2004 and 2003. The Company believes that broad-based distribution networks are key to realizing a growing share of the wealth accumulation marketplace. The Company plans to establish new relationships and implement strategies to increase penetration with key distributors in existing channels. Other than Morgan Stanley which produced approximately 6% of annuity sales and ING Advisors Network (a group of broker-dealers affiliated with the Company) which produced approxmiately 13% of annuity sales, no other broker or agency firm accounted for more than 5% of sales of the Company's annuity products in 2004.

          The Company is not dependent upon any single customer and no single customer accounted for 10% or more of revenue in 2004.

          Assets Under Management

          A substantial portion of the Company's fees or other charges and margins are based on assets under management. Assets under management are principally affected by net deposits (i.e., annuity premiums and GIC deposits less surrenders), investment performance (i.e., interest credited to customer accounts for fixed options or market performance for variable options), and customer retention. The Company's customer assets under management, that support fixed and variable annuities, were as follows:


                                                         December 31,
                                                  2004                2003
                                           -----------------   -----------------
           Variable annuities                 $ 25,847.0          $ 19,448.0
           Fixed annuities                      17,160.2            15,625.0
           GICs                                  1,797.4               425.4
                                           -----------------   -----------------
           Total                              $ 44,804.6          $ 35,498.4
                                           =================   =================

          Competition

          The annuity competitive environment remains intense and is dominated by a number of large, highly-rated insurance companies. Increasing competition within the retirement savings business from traditional insurance carriers, as well as banks and mutual fund companies, offers consumers many choices. The Company's annuity products compete in the annuity market principally on the basis of investment performance, product design, brand recognition, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation, and customer service.

          The Company competes in the GIC market primarily on the basis of its capital markets, product structuring, and risk management expertise, as well as its brand recognition and financial strength ratings. Other competitors in this market include other life insurance companies, as well as banks and other financial institutions.

          Reserves

          The Company records as liabilities actuarially-determined reserves that are calculated to meet the Company's future obligations under its variable annuity, fixed annuity, GIC products, and other insurance products.

          Reserves for deferred annuity investment contracts and immediate annuity without life contingent payouts equal cumulative deposits, less charges and withdrawals, plus credited interest thereon (reserve interest rates vary by product up to 10.0% for the years 2004, 2003, and 2002).

          Reserves for immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue, and policy duration. For the years 2004, 2003, and 2002, reserve interest rates ranged from 3.0% to 8.0%. Mortality and withdrawal rate assumptions are based on relevant Company experience and are periodically reviewed against both industry standards and experience.

          As discussed above under "Products and Services," the Company has established reserves for the guaranteed death and living benefits included in variable annuities.

          Reserves for GICs are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index plus a spread or a fixed rate, established at contract issuance.

          Reserves for universal life products are equal to cumulative deposits less withdrawals and charges plus credited interest thereon. In addition, the Company holds reserves as required for SOP 03-1 for certain products with anticipated losses in later policy durations. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses less the present value of future net premiums.

          As of December 31, 2004, ING USA's $47,707.7 of life and annuity insurance reserves (general and separate account), and deposit-type funds were comprised of each type of the following products:


                                               Reserves           % of Total
                                           -----------------   -----------------
          Variable and Fixed Annuity          $ 43,271.9               90.7%
          GICs                                   3,060.1                6.4%
          Other                                  1,375.7                2.9%
                                           =================   =================
          Total                               $ 47,707.7              100.0%
                                           =================   =================

          The Other category primarily consists of relatively small closed blocks of health insurance products and interest-sensitive, universal, and traditional life insurance products.

          Reinsurance Arrangements

          The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses from its life and annuity insurance businesses. Reinsurance permits recovery of a portion of losses, although it does not discharge the Company's liability as the direct insurer of the risks. Reinsurance treaties are structured as yearly renewable term, coinsurance, or modified coinsurance. All treaties are closed for new business, including variable annuity guarantees and the life business in force under those treaties is in run-off. Thus, the Company is currently not selecting new reinsurers. If in a position to select a reinsurer, the Company would primarily base its selection on the financial strength of the reinsurer. The Company currently has no significant concentration with reinsurers. The Company has $1.3 billion of reinsurance related to GICs with its affiliate, Security Life of Denver Insurance Company ("Security Life"), and has a minimal level of other affiliate reinsurance.

          One of the main risks reinsured by the Company is the GMDB on its variable annuity policies issued prior to January 1, 2000. For contracts issued after December 31, 1999, the Company hedges its exposure due to these products. Other reinsurance contracts coinsure life, accident and health, and annuity businesses. The Company continually monitors and evaluates the financial strength and credit ratings of its reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company's Balance Sheets.

          Investment Overview and Strategy

          The Company's investment strategy involves diversification by asset class, and seeks to add economic diversification and to reduce the risks of credit, liquidity, and embedded options within certain investment products, such as prepayment options and interest rate options embedded in collateralized mortgage obligations and call options embedded in corporate bonds. The investment management function is centralized under ING Investment Management LLC ("IIM"), an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for each general type of product within the Company.

          The Company's general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk, and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type's objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio average asset quality rating of A, excluding mortgage loans, but including mortgage-backed securities, which are reported with bonds, based on Standard & Poor's ratings classifications.

          The Company's use of derivatives is limited mainly to hedging purposes to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, and market risk. See "Liquidity and Capital Resources - Derivatives" for further discussion of the Company's use of derivatives.

          Ratings

          On December 15, 2004, Standard & Poor's reaffirmed its AA (Very Strong) counterparty credit and financial strength rating of ING's primary U.S. insurance operating companies ("ING U.S."), including the Company. Standard & Poor's also on this date revised the outlook on the core insurance operating companies from negative to stable, reflecting ING's commercial position and diversification, financial flexibility, reduced capital leverage, and improved profitability. The outlook revisions recognize ING's progress in setting a more focused and decisive strategic direction and implementing more integrated financial management across banking and insurance. On February 9,

          2005, Standard & Poor's assigned its A-1+ short-term counterparty credit rating to the Company. Standard & Poor's noted that the ratings are based on the Company's status as a core member of ING U.S.

          On December 17, 2004, Moody's Investor's Service, Inc. ("Moody's") issued a credit opinion affirming the financial strength rating of ING U.S., including the Company, of Aa3 (Excellent) with a stable outlook. The rating is based on the strong implicit support and financial strength of the parent company, ING. Furthermore, Moody's noted that ING U.S. has built a leading market share in the domestic individual life insurance, annuity, and retirement plan businesses. ING U.S. enjoys product diversity, further enhancing its credit profile through the use of these multiple distribution channels.

          On December 22, 2004, A.M. Best Company, Inc. ("A.M. Best") reaffirmed the financial strength rating of A+ (Superior) of ING U.S., including the Company, while maintaining its negative outlook for ING U.S. These rating actions follow ING's announcement of its intention to sell Life Insurance Company of Georgia ("LOG"), as well as the conclusion of A.M. Best's review of ING's plan to exit the U.S. individual reinsurance business. ING closed the transaction to exit the U.S. individual life reinsurance business on December 31, 2004 and the sale of LOG is expected to be completed during the second quarter of 2005, subject to regulatory approval. Neither of these transactions directly impact the Company.

          Regulation

          The Company's operations are subject to comprehensive regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies, including the state insurance departments, with broad authority to grant licenses to transact business and regulate many aspects of the products and services offered by the Company, as well as solvency and reserve adequacy. Many agencies also regulate the investment activities of insurance companies on the basis of quality, diversification, and other quantitative criteria. The Company's operations and accounts are subject to examination at regular intervals by certain of these regulators.

          ING USA is subject to the insurance laws of the state in which it is organized and of the other jurisdictions in which it transacts business. The primary regulator of the Company's insurance operations is the Division of Insurance for the State of Iowa. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, underwriting and claims practices, minimum interest rate to be credited to fixed annuity customer accounts, and the maximum interest rates that can be charged on policy loans.

          The SEC, NASD and, to a lesser extent, the states, regulate sales and investment management activities and operations of the Company. Generally, the Company's variable annuity products and certain of its fixed annuities are registered as securities with the SEC. Regulations of the SEC, Department of Labor ("DOL") and Internal Revenue Service
          also impact certain of the Company's annuity, life insurance, and other investment products. These products may involve separate accounts and mutual funds registered under the Investment Company Act of 1940.

          Insurance Holding Company Laws

          A number of states regulate affiliated groups of insurers such as the Company under holding company statutes. These laws, among other things, place certain restrictions on transactions between affiliates such as dividends and other distributions that may be paid to the Company's parent corporation.

          Insurance Company Guaranty Fund Assessments

          Insurance companies are assessed the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

          The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations (NOLHGA) and the amount of premiums written in each state. The Company has estimated this liability to be $13.8 and $18.4 as of December 31, 2004 and 2003, respectively and has recorded a reserve. The Company has also recorded an asset of $3.7 and $0.6 as of December 31, 2004 and 2003, respectively, for future credits to premium taxes for assessments already paid.

          For information regarding certain other potential regulatory changes relating to the Company's businesses, see "Risk Factors" in Item 1 - Business.

          Employees

          The Company had 1,204 employees as of December 31, 2004, primarily focused on managing the product distribution, marketing, customer service, and product and financial management of the Company and certain of its affiliates. The Company also makes use of other services provided by ING North America Insurance Corporation and other affiliates. These services include underwriting and new business processing, actuarial, risk management, human resources, investment management, finance, information technology, and legal and compliance services. The affiliated companies are reimbursed for the Company's use of various services and facilities under a variety of intercompany agreements.

          Risk Factors

          In addition to the normal risks of business, the Company is subject to
          significant  risks  and  uncertainties,   including  those  which  are
          discussed below.

               The Company's efforts to reduce the impact of interest rate changes on its profitability and financial condition may not be effective

          The Company attempts to reduce the impact of changes in interest rates on the profitability and financial condition of its fixed annuity operations. The Company accomplishes this reduction primarily by managing the duration of its assets relative to the duration of its liabilities. During a period of rising interest rates, annuity contract surrenders and withdrawals may increase as customers seek to achieve higher returns through other financial products. Despite its efforts to reduce the impact of rising interest rates, the Company may be required to sell assets to raise the cash necessary to respond to such surrenders and withdrawals, thereby realizing capital losses on the assets sold. An increase in policy surrenders and withdrawals may also require the Company to accelerate amortization of policy acquisition costs relating to these contracts, which would further reduce its net income.

          During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that the Company owns, which would force it to reinvest the proceeds at lower interest rates. For some of its products, such as guaranteed investment contracts and funding agreements, the Company is unable to lower the rate it credits to customers in response to the lower return it will earn on its investments. In addition, certain of its products provide a minimum rate which the Company must credit to its customers. Therefore, it may be more difficult for the Company to maintain its desired spread between the investment income it earns and the interest it credits to its customers, thereby reducing its profitability.

               Equity market volatility could negatively impact the Company's profitability and financial condition

          The sales and profitability of certain of the Company's annuity products which provide returns based on equities or equity indices could be impacted by declines in the equity markets. Generally, sales of equity-linked annuity products, including variable annuities, decrease when equity markets decline over an extended period of time. The amount of fees the Company receives on its variable annuity products is based on the account values of the separate accounts which support such variable earnings. A decline in the equity markets will likely result in a decrease in such account values and therefore a decrease in the fees the Company receives on its variable annuities. In addition, certain of its products provide guarantees which are related to the equity markets. A sustained decline in the equity markets will increase the Company's exposure to such guarantees, while at the same time it is receiving less fees from such products. The Company tries to minimize its exposure to these guarantees through reinsurance and other risk management strategies, including the Company's hedging program. The Company's future profitability may be negatively impacted by its failure to successfully minimize these risks, which could result from a number of efforts, including the failure of a reinsurer or other counterparty to make payments due to the Company, the unavailability or increase in costs of such reinsurance or other risk management strategies, and the Company's inability to implement an effective risk management strategy. To the extent that the actual performance of the equity markets and the Company's expectations of future performance decrease its future profit expectations, the Company may be required to accelerate the amount of deferred policy acquisition cost amortization in a given period, potentially negatively impacting its net income in a period.

               A downgrade in any of the Company's ratings may, among other things, increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, any of which could adversely affect its profitability and financial condition

          Ratings are important factors in establishing the competitive position of insurance companies. A downgrade, or the potential for such a downgrade, of any of the Company's ratings could, among other things:

          |X| Materially increase the number of annuity contract surrenders and withdrawals;

          |X|  Result in the termination of relationships  with  broker-dealers,
               banks,  agents,  wholesalers,   and  other  distributors  of  the
               Company's products and services; and

          |X| Reduce new sales of certain products including annuities, GICs and other investment products.

          Any of these consequences could adversely affect the Company's profitability and financial condition.

          Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, and circumstances outside the rated company's control. In addition, rating organizations may employ different models and formulas to assess financial strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models, general economic conditions, or circumstances outside the Company's control could impact a rating organizations' judgment of its rating and the subsequent rating it assigns the Company. The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company.

               The Company's ability to grow depends in large part upon the continued availability of capital

          Lion has recently contributed significant amounts of capital to the Company to support its sales activities. The Company has also used capital primarily to support sales growth and also to strengthen reserves associated with its annuity products. Although the equity markets have had positive performance recently, deterioration in these markets could lead to further capital consumption from guaranteed benefits related to policy liabilities. There is no formal obligation or requirement for Lion to contribute capital to the Company. Therefore, although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital required and the amount of capital available can vary from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor necessarily within its control. A lack of sufficient capital could hinder the Company's ability to grow.

               The Company's investment portfolio is subject to several risks that may diminish the value of its invested assets and adversely affect its sales, profitability and the investment returns credited to certain of its customers

          The Company's investment portfolio is subject to several risks, including, among other things:

          |X| The Company may experience an increase in defaults or delinquency in the investment portfolios, including the commercial mortgage loan portfolio.
          |X| The Company may have greater difficulty selling privately placed fixed maturity securities, commercial mortgage loans, and real estate investments at attractive prices, in a timely manner, or both, because they are less liquid than its publicly traded fixed maturity securities.
          |X| During periods of declining interest rates, borrowers may prepay or redeem prior to maturity (i) mortgages that back certain mortgage backed securities and (ii) bonds with embedded call options that the Company owns which would force it to reinvest the proceeds received at lower interest rates.
          |X| Environmental liability exposure may result from the Company's commercial mortgage loan portfolio and real estate investments.
          |X| The Company may experience losses in its commercial mortgage loan portfolio as a result of economic downturns or losses attributable to natural disasters in certain regions.
          |X| The Company may experience volatility of earnings to the extent that the derivative positions entered into by the Company do not qualify for hedge accounting under GAAP.

          Any of these consequences may diminish the value of the Company's invested assets and adversely affect its sales, profitability, or the investment returns credited to its customers.

               Changes in regulation in the United States may reduce the Company's profitability

          The Company's insurance business is subject to comprehensive regulation and supervision throughout the United States by both state and federal regulators. The primary purpose of state regulation of the insurance business is to protect contractowners, and not necessarily to protect other constituencies such as creditors or investors. State insurance regulators, state attorneys general, the National Association of Insurance Commissioners, the SEC, and the NASD
          continually  reexamine  existing laws and  regulations  and may impose changes in the future. Changes in federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation, and federal taxation could lessen the advantages of certain of the Company's products as compared to competing products, or possibly result in the surrender of some existing contracts and policies or reduced sales of new products and, therefore, could reduce the Company's profitability.

          The insurance industry has recently become the focus of greater regulatory scrutiny due to questionable business practices relating to trading and pricing within the mutual fund and variable annuity industries, allegations related to improper special payments, price-fixing, conflicts of interest and improper accounting practices, and other misconduct alleged by and initiatives of the New York Attorney General, state insurance departments, and in related litigation. As a result, a large number of insurance companies, including certain ING affiliatesand the Company, have been requested to provide information to regulatory authorities. In some cases this regulatory scrutiny has led to new proposed legislation regulating insurance companies, regulatory penalties, and related litigation. At this time, the Company does not believe that any such regulatory scrutiny will materially impact it; however, the Company cannot guarantee that new laws, regulations, or other regulatory action aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws or regulations, enforcement action or litigation, whether or not involving the Company, could influence the manner in which it distributes its insurance products, which could adversely impact the Company.

Item 2.   Properties

          The Company's principal office is located at 1475 Dunwoody Drive, West Chester, Pennsylvania, 19380-1478. The Company's annuity operations and customer service center are located at 909 Locust Street, Des Moines, Iowa 50309. All Company office space is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its leased and subleased office properties. Affiliates within ING's U.S. operations provide the Company with various management, finance, investment management, and other administrative services, from facilities located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390. The affiliated companies are reimbursed for the Company's use of these services and facilities under a variety of intercompany agreements.

Item 3.   Legal Proceedings

          The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitration, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.

Item 4.   Submission of Matters to a Vote of Security Holders

          Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

Item 5.   Market for Registrant's  Common Equity and Related  Stockholder
          Matters
          (Dollar amounts in millions, unless otherwise stated)

          There is no public trading market for the Company's common stock. As of January 1, 2004, all of the Company's outstanding common stock was owned by its parent, Lion, as a result of the affiliate mergers described in Part I, Item 1. All of the outstanding common stock of Lion is owned by ING AIH, whose ultimate parent is ING. As of December 31, 2003, prior to the merger, all of the Company's common stock was owned by Equitable Life, a wholly owned subsidiary of Lion.

          The Company's ability to pay dividends to its parent is subject to the prior approval of the Iowa Division of Insurance for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10%) of the Company's statutory surplus at the prior year end or (2) the Company's prior year statutory net gain from operations. The Company did not pay any dividends on its common stock during 2004 or 2002. During 2003, the Company paid $12.4 in dividends on its common stock to its Parent.

          During 2004, 2003, and 2002, ING USA received capital contributions of $230.0, $88.7, and $456.3, respectively, from Lion. Lion has recently contributed significant amounts of capital to the Company to support its sales activities. The Company has also used capital primarily to support sales growth and also to strengthen reserves associated with its annuity products.

Item 6.   Selected  Financial Data
          (Dollar  amounts in millions  unless  otherwise stated)

                   ING USA ANNUITY AND LIFE INSURANCE COMPANY
                    3-YEAR SUMMARY OF SELECTED FINANCIAL DATA


                                                                       2004         2003*         2002*
                                                                 -----------------------------------------
          OPERATING RESULTS
          Net investment income                                    $ 1,023.9       $ 974.6       $ 989.3
          Fee income                                                   566.7         397.7         295.7
          Premiums                                                      22.8          26.0          36.8
          Net realized capital gains (losses)                           57.6         106.9        (196.5)
          Total revenue                                              1,673.8       1,509.0       1,141.6
          Interest credited and other benefits to
            contractowners                                           1,134.0         925.7         848.0
          Amortization of deferred policy acquisition
            costs and value of business acquired                       186.8         347.9         302.0
          Income (loss) before cumulative effect of
            change in accounting principle                              92.9          57.3        (116.1)
          Cumulative effect of change in accounting
            principle, net of tax                                       (1.0)            -      (1,298.4)
          Net income (loss)                                             91.9          57.3      (1,414.5)

          FINANCIAL POSITION
          Total investments                                       $ 22,882.7    $ 19,844.6    $ 18,413.4
          Assets held in separate accounts                          24,746.7      18,220.1      12,052.4
          Total assets                                              52,417.6      41,097.4      33,460.1
          Future policy benefits and claims reserves                22,961.0      19,400.5      18,404.9
          Liabilities related to separate accounts                  24,746.7      18,220.1      12,052.4
          Notes to affiliates                                          435.0          85.0          85.0
          Total shareholder's equity                                 2,774.5       2,528.0       2,339.5


          * These amounts have been restated due to the merger that occurred on January 1, 2004, which was accounted for in a manner similar to a pooling-of-interests.

Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition
          (Dollar amounts in millions, unless otherwise stated)

          Overview

          The following narrative analysis of the results of operations presents a review of ING USA Annuity and Life Insurance Company ("ING USA" or "the Company") for each of the three years ended December 31, 2004, 2003, and 2002 and financial condition as of December 31, 2004 versus December 31, 2003. This item should be read in its entirety and in conjunction with the selected financial data, financial statements and related notes and other supplemental data which can be found under
          Part II, Item 6 and Item 8 contained herein.

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

          Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation. Others may relate to the Company specifically, such as litigation, regulatory action, and risks associated with the Company's investment portfolio, such as changes in credit quality, price volatility and liquidity. Investors are also directed to consider other risks and uncertainties discussed in "Risk Factors" in Item 1 contained herein and in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

          Basis of Presentation

          ING USA Annuity and Life Insurance Company ("ING USA" or the "Company"), a wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), is a stock life insurance company organized under the laws of the State of Iowa.

          Lion is an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands, with American Depository Shares on the New York Stock Exchange under the symbol "ING". ING USA is authorized to do business in the District of Columbia and all states except New York. ING USA was domiciled as a life insurance company under the laws of the State of Delaware until December 31, 2003 and has been domiciled as such in Iowa since January 1, 2004.

          On January 1, 2004 (the "Merger Date"), the Company simultaneously redomesticated from Delaware to Iowa, changed its name from Golden American Life Insurance Company to ING USA Annuity and Life Insurance Company, and merged the following affiliates into the Company:
          Equitable Life Insurance Company of Iowa ("Equitable Life"), USG Annuity & Life Company ("USG"), and United Life & Annuity Insurance Company ("ULA") (collectively, the "Merger Companies"). Prior to the merger date, ING USA was a wholly-owned subsidiary of Equitable Life. Equitable Life merged its affiliate, Ameribest Life Insurance Company ("AMB"), a life insurance company domiciled in Georgia, into its operations on January 1, 2003.

          Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations", excludes transfers of net assets or exchanges of shares between entities under common control, and notes that certain provisions under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", provide a source of guidance for such transactions. In accordance with APB Opinion No. 16, financial information of the combined entity is presented as if the entities had been combined for the full year, and all comparative financial statements are restated and presented as if the entities had previously been combined, in a manner similar to a pooling-of-interests. The Balance Sheets and Statements of Operations give effect to the consolidation transactions as if they had occurred on December 31, 2003 and January 1, 2002, respectively.

          Critical Accounting Policies

          General

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends, and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

          The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves, other-than-temporary impairment testing, amortization of deferred policy acquisition costs and value of business acquired, and valuation of derivatives instruments. In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

          Reserves

          The Company establishes and carries actuarially determined reserves which are calculated to meet its future obligations. Reserves are calculated using mortality and withdrawal rate assumptions based on relevant Company experience and are periodically reviewed against both industry standards and experience. Changes in or deviations from the assumptions used can significantly affect the Company's reserve levels and related future operations.

          Future policy benefits and claims reserves include reserves for universal life insurance contracts, traditional life insurance contracts, immediate and deferred annuities with life contingent payouts, and guaranteed investment contracts ("GICs").

          Reserves for deferred annuity investment contracts and immediate annuity without life contingent payouts are equal to cumulative deposits less charges and withdrawals, plus credited interest thereon (reserve interest rates vary by product up to 10.0% for 2004, 2003, and 2002).

          Reserves for immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2004, 2003, and 2002, reserve interest rates ranged from 3.0% to 8.0%.

          Certain variable annuity contracts offer guaranteed minimum death benefits ("GMDB"), as well as guaranteed living benefits. The GMDB is provided in the event the customer's account value at death is below the guaranteed value. Guaranteed living benefits offered include guaranteed minimum income benefits, guaranteed minimum withdrawal benefits, and guaranteed minimum accumulation benefits. See Item I, Business, "Products and Services", for a description of the guaranteed living benefits. Although the Company reinsures or hedges a significant portion of the death and living benefit guarantees associated with its in force business, declines in the equity market may increase the Company's net exposure to the death and living benefits under these contracts.

          Reserves for GICs are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index plus a spread or a fixed rate, established at the issue date of the contract.

          Reserves for universal life products are equal to cumulative deposits less withdrawals and charges plus credited interest thereon. In addition, the Company holds reserves as required for Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Separate Accounts", for certain products with anticipated losses in later policy durations. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses less the present value of future net premiums.

          Other-Than-Temporary Impairment Testing

          The Company's accounting policy requires that a decline in the value of an investment below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If so, the investment is deemed to be other-than-temporarily impaired, and a charge is recorded in net realized capital losses equal to the difference between fair value and the amortized cost basis of the investment. The fair value of the other-than-temporarily impaired investment becomes its new cost basis.

          In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the remeasurement date. When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

          The evaluation of other-than-temporary impairments included in the Company's general account is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include the length of time and extent to which the fair value has been less than amortized cost, changes in general economic conditions, the issuer's financial condition or near-term recovery prospects, and the effects of changes in interest rates.

          Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired

          Deferred policy acquisition costs ("DAC") represent policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business.

          Value of business acquired ("VOBA") represents the outstanding value of in force business capitalized and amortized in purchase accounting when the Company was acquired. The value is based on the present value of estimated net cash flows embedded in the Company's contracts.

          The amortization methodology used for DAC and VOBA varies by product type. Statement of Financial Accounting Standards ("FAS") No. 60, "Accounting and Reporting by Insurance Enterprises," applies to traditional life insurance products, primarily whole life and term life insurance contracts. Under FAS No. 60, DAC and VOBA are amortized over the premium payment period, in proportion to the premium revenue recognized.

          FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins; asset-based fees, policy administration, and surrender charges; less policy maintenance fees and non-capitalized commissions, as well as realized gains and losses on investments. DAC related to guaranteed investment contracts, however, are amortized on a straight-line basis over the life of the contract.

          Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable universal life and variable deferred annuity products. One of the most significant assumptions involved in the estimation of future gross profits is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Other significant assumptions include surrender and lapse rates, estimated interest spread, and estimated mortality.

          Due to the relative size and sensitivity to minor changes in underlying assumptions of DAC and VOBA balances, the Company performs a quarterly and annual analysis of DAC and VOBA for the annuity and life businesses, respectively. The DAC and VOBA balances are evaluated for recoverability and are reduced to the extent that estimated future gross profits are inadequate to recover the asset.

          At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised ("unlocking"), retroactively to the date of the policy or contract issuance. The cumulative unlocking is recognized as a component of current period amortization. In general, increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, decreases in investment, mortality, and expense margins, and thus estimated future profits, increase the rate of amortization.

          Analysis of DAC/VOBA-Annuity

          The variance in amortization expense in 2004 versus 2003 was impacted by SOP 03-1. In prior years, amortization of inducements was included in amortization of DAC and VOBA. Beginning in 2004, sales inducement amortization is included as a component of benefit expense in accordance with SOP 03-1. Therefore, the decrease in amortization of DAC and VOBA is partially related to 2004 sales inducement amortization being included in interest credited instead of amortization of DAC and VOBA. Also contributing to the decrease is the improved market performance during 2003, which lowered the amortization rate for 2004. Amortization expense in 2003 was higher than 2002 due in part to the poor equity market performance in 2002, which increased the amortization rate in 2003, as well as to the amortization of acquisition costs related to increased sales of fixed annuities during 2002. 2003 was the first full year of amortization for this block of acquisition costs. Also impacting amortization of DAC and VOBA are unlocking adjustments discussed below.

          The actual separate account market return exhibited by the variable deposits invested in mutual funds associated with the Company's liabilities in 2004 exceeded the long-term assumption, thereby producing deceleration of DAC/VOBA amortization of $6.6, before tax. As a part of the regular analysis of DAC/VOBA, at the end of the first quarter of 2004, the Company modified its assumptions regarding the future rate of spread income on some of its fixed annuity liabilities. The assumption modification was in the direction of lower spread income, and produced an acceleration of DAC/VOBA amortization of $5.0, before tax. Similar regular analysis of DAC/VOBA at the end of the third quarter of 2004 included unlocking of the Company's assumptions regarding contractowner withdrawal behavior. Based on experience studies, assumed rates of full surrender for both fixed and variable annuities and rates of partial withdrawal of account balance for variable annuities were all modified downward, producing a deceleration of DAC/VOBA amortization of $4.2, before tax. The combined effect of the three factors of actual variable return for 2004 exceeding long-term assumptions, modification of future spread income expectations, and modification of expectations regarding future withdrawal behavior was a deceleration of DAC/VOBA amortization totaling $5.8, before tax, or $3.8, net of $2.0 of federal income tax expense.

          The Company reset long-term return assumptions for the separate account to 8.5% from 9.0% (gross before fund management fees and mortality and expense and other policy charges) as of December 31, 2003, reflecting a blended return of equity and other sub-accounts. The largest component of the 2003 unlocking adjustment comprised a deceleration of DAC/VOBA amortization totaling $41.3, before tax. This component was primarily driven by improved market performance. The Company also unlocked assumptions regarding future lapse rates for fixed annuities during the analysis at the end of the third quarter of 2003, resulting in an acceleration of DAC/VOBA amortization of $6.0, before tax. In each of the regular analyses of DAC/VOBA at the end of the third and fourth quarters of 2003, expectations regarding yields on assets backing fixed annuity liabilities were revised downward, resulting in respective accelerations of DAC/VOBA amortization measuring $2.1, before tax and $6.0, before tax. The combined effect of all unlocking in 2003 was a deceleration of DAC/VOBA amortization totaling $27.2, before tax, or $17.7, net of $9.5 of federal income tax expense.

          As part of the regular analysis of DAC/VOBA, at the end of third quarter of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term assumptions for the separate account return to 9.0% (gross before fund management fees, and mortality and expense and other policy charges), as of December 31, 2002, reflecting a blended return of equity and other sub-accounts. The largest component of the 2002 unlocking adjustment comprised an acceleration of DAC/VOBA amortization totaling $91.5, before tax. This component was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. The Company also unlocked assumptions regarding future lapse and partial withdrawal rates for fixed annuities during the analysis at the end of the third quarter of 2002, resulting in an acceleration of DAC/VOBA amortization measuring $2.0, before tax. During the regular analysis at the end of the fourth quarter of 2002, expectations regarding the assets backing the fixed annuity liabilities were revised to reflect higher anticipated default rates. This fourth quarter adjustment resulted in an acceleration of DAC/VOBA amortization of $8.0, before tax. The combined effect of all unlocking adjustments in 2002 was an acceleration of DAC/VOBA amortization totaling $101.5 before tax, or $66.0, net of $35.5 of federal income tax benefit.

          Analysis DAC/VOBA - Life

          As part of the regular analysis of DAC/VOBA for the life insurance block, at the end of each of the years ended December 31, 2004, 2003, and 2002, the Company unlocked due to assumption changes related primarily to mortality, lapse, expense, and interest amounts. The impact of unlocking on the amortization of DAC/VOBA was a decrease of $1.2 in 2004, an increase of $6.0 in 2003, and an increase of $5.2 in 2002.

          Valuation of Derivative Instruments

          Derivative instruments are reported at fair value and are obtained internally from the derivative accounting system. Embedded derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models or market quotations. Guaranteed minimum withdrawals benefits ("GMWBs") and guaranteed minimum accumulation benefits ("GMABs") represent an embedded derivative liability in the variable annuity contract that are required to be reported separately from the host variable annuity contract. GMWBs and GMABs are carried at fair value based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning contractowner behavior. Estimating cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns, and discount rates.

          Results of Operations

          Year ended December 31, 2004 compared to year ended December 31, 2003

          Net Income: Net income increased by $34.6 to $91.9 for 2004 from $57.3 for 2003. The increase in income is primarily the result of higher fee income and lower amortization of DAC and VOBA, partially offset by higher benefits to contractowners, operating expenses, and taxes.

          Net Investment Income: Net investment income from general account assets increased by $49.3 to $1,023.9 for 2004 from $974.6 for 2003. The increase in net investment income is partially due to higher fixed assets under management due to higher net cash flows into fixed products. Also contributing to the increase was a rise in income on derivatives, specifically interest rates swaps and call options, which are used to manage interest rate and equity risk. Partially offsetting the increase in income is a rise in investment management fees and decline in yields.

          Fee Income: Fee income increased by $169.0 to $566.7 for 2004 from $397.7 for 2003. The increase is primarily due to a $6.2 billion increase in the average variable annuity assets under management by the Company resulting from continued growth in sales related to the Company's variable annuity product lines and equity market performance in 2003 and 2004. Also contributing to the increase in fee income were sales of products with higher charges for living benefits during 2004.

          Premiums: Premiums, primarily related to traditional life insurance products, decreased by $3.2 to $22.8 for 2004 from $26.0 for 2003. This decrease in premium is primarily related to this line of business being in run-off since 2001.

          Net Realized Capital Gains (Losses): Net realized capital gains decreased by $49.3 to $57.6 for 2004 from $106.9 for 2003. The decrease in gains is primarily due to rising interest rates in 2004 and a decline in other-than-temporary impairments. In an increasing rate environment, the market value of fixed maturities in the portfolios decreases, which in turn, results in lower realized gains upon sale.

          Interest Credited and Other Benefits to Contractowners: Interest credited and other benefits to contractowners increased by $208.3 to $1,134.0 for 2004 from $925.7 for 2003. The increase is primarily related to: (i) an increase in the cost of guaranteed benefits mainly due to an increase in average variable assets under management in 2004; (ii) higher fixed annuity deposits and GICs which resulted in higher interest credited to contractowner accounts; and (iii) the amortization of deferred sales inducements are included in this line item in 2004 in accordance with SOP 03-1. In 2003 and 2002, the amortization of deferred sales inducements is included in the amortization of DAC and VOBA.

          Amortization of DAC and VOBA: Amortization of DAC and VOBA decreased by $161.1 to $186.8 for 2004 from $347.9 for 2003. In prior years, amortization of deferred sales inducements is included in amortization of DAC and VOBA. Beginning in 2004, deferred sales inducement amortization is included as a component of interest credited and other benefits in accordance with SOP 03-1. Therefore, the decrease in amortization of DAC and VOBA is partially related to 2004 deferred sales inducement amortization of $65 being included in interest credited and other benefits instead of amortization of DAC and VOBA. Also contributing to the decrease is the improved market performance during 2003, which lowered the amortization rate for 2004.

          Income Tax Expense (Benefit): Income tax expense increased by $81.5 to $80.7 for 2004 from a benefit of $(0.8) for 2003. The increase is primarily due to the increase in pre-tax income in 2004 and the establishment of a valuation allowance due to clarifying tax guidance. Also contributing to the increase is a decrease in the dividend received deduction.

          Year ended December 31, 2003 compared to year ended December 31, 2002

          Net Income (Loss): Net income (loss) increased by $1,471.8 to $57.3 for 2003 from a loss of $(1,414.5) for 2002. This increase is primarily due to the 2003 cumulative effect of change in accounting principle, an increase in fee income and net realized capital gains, partially offset by an increase in interest credited and other benefits to contractowners, amortization of DAC/VOBA, and a decrease in the income tax benefit.

          Net Investment Income: Net investment income from general account assets decreased by $14.7 to $974.6 for 2003 from $989.3 for 2002. This decrease was primarily due to a rise in losses on derivatives due to a loss on futures trading in 2003 to mitigate exposure to GICs. Partially offsetting this decrease is a rise in investment income driven by increased assets under management, and a reduction in losses related to other derivatives. Other derivative losses decreased primarily due to an increase in gains on derivative products hedging the Company's exposure in its indexed annuities, reflecting the improved market environment in 2003 over 2002.

          Fee Income: Fee income increased by $102.0 to $397.7 for 2003 from $295.7 for 2002. The increase is mainly due to a $3.0 billion increase in average variable annuity assets under management by the Company, resulting from the growth in sales related to the Company's variable annuity product lines, and growth in the percentage of customers choosing products with higher charges for living benefits.

          Premiums: Premiums decreased by $10.8 to $26.0 for 2003 from $36.8 for 2002. This decrease is related to the lapse, surrender, or pay-up of policies in the closed block of participating life business, which was closed to new sales during 2001.

          Net Realized Capital Gains (Losses): Net realized capital gains increased by $303.4 to $106.9 for 2003 from a loss of $(196.5) for 2002. The increase is primarily due to the declining interest rates in 2003. In a declining rate environment, the market value of fixed maturities in the portfolios increases, which in turn, results in higher realized gains upon sale. Also contributing to the increase is a rise in realized gains on derivatives due to changes in the value of open derivative contracts.

          Interest Credited and Other Benefits to Contractowners: Interest credited and other benefits to contractowners increased $77.7 to $925.7 for 2003 from $848.0 for 2002. This increase is primarily due to an increase in interest credited on higher average fixed annuity assets under management due to increased sales of fixed annuity products during 2002 and 2003.

          Amortization of DAC and VOBA: The amortization of DAC and VOBA increased by $45.9 to $347.9 for 2003 from $302.0 for 2002. This increase is due in part to the poor equity market performance in 2002, which increased the amortization rate in 2003, as well as to the amortization of acquisition costs related to increased sales of fixed annuities during 2002. 2003 was the first full year of amortization for this block of acquisition costs.

          Cumulative Effect of Change in Accounting Principle: The 2002 cumulative effect of the change in accounting principle reflects the Company's adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets". The adoption of this standard resulted in a goodwill impairment loss of $1,298.4, net of $699.1 of income taxes, related to prior acquisitions. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization.

          Income Tax Expense (Benefit): Income tax benefit decreased $59.4 to $(0.8) for 2003 from $(60.2) for 2002. This decrease is primarily driven by the change in pre-tax income and utilization of operations and capital loss carryforwards in 2003. Offsetting those decreases is an increase in the dividend received deduction and a benefit related to refinement of the Company's method of calculating deferred tax inventories.

          Financial Condition

          Investments

          Investment Strategy

          The Company's investment strategy for its general account investments involves diversification by asset class, and seeks to add economic diversification and to reduce the risks of credit, liquidity, and embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options. The investment management function is centralized under ING Investment Management LLC ("IIM"), an affiliate of the Companypursuant to an investment advisory agreement. Separate portfolios are established for each general type of product within the Company.

          The Company invests its general account primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk, and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type's objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio average asset quality rating of A, excluding mortgage loans, but including mortgage-backed securities that are reported with bonds, based on Standard & Poor's ratings classifications.

          For a discussion of the Company's use of derivatives, see "Liquidity and Capital Resources - Derivatives."

          Portfolio Composition

          The following table presents the investment portfolio at December 31, 2004 and 2003.


                                                              2004                           2003
                                                 ----------------------------   ----------------------------
                                                    Fair Value         %           Fair Value         %
                                                 -----------------  ---------   -----------------  ---------
          Fixed maturities, including
            securities pledged                      $ 18,597.8        81.3%       $ 16,097.8          81.1%
          Equity securities                               35.3         0.2%            120.2           0.6%
          Mortgage loans on real estate                3,851.8        16.8%          3,388.7          17.1%
          Real estate                                      1.8         0.0%              4.5           0.0%
          Policy loans                                   169.0         0.7%            177.1           0.9%
          Short-term investments                           6.9         0.0%              0.3           0.0%
          Other investments                              220.1         1.0%             56.0           0.3%
                                                 -----------------  ---------   -----------------  ---------
                                                    $ 22,882.7       100.0%       $ 19,844.6         100.0%
                                                 =================  =========   =================  =========

          Fixed Maturities

          Fixed maturities available-for-sale as of December 31, 2004 were as follows:


                                                                           Gross            Gross
                                                         Amortized       Unrealized       Unrealized          Fair
                                                           Cost            Gains            Losses            Value
                                                     ---------------  --------------   --------------  ---------------
          Fixed maturities:
          U.S. government and government
            agencies and authorities                      $ 464.0           $ 1.8            $ 1.1          $ 464.7
          State, municipalities and political
            subdivisions                                     20.7               -              0.8             19.9
          U.S. corporate securities:
            Public utilities                              1,796.9            78.4              8.9          1,866.4
            Other corporate securities                    6,292.4           243.5             22.7          6,513.2
                                                     ---------------  --------------   --------------  ---------------
          Total U.S. corporate securities                 8,089.3           321.9             31.6          8,379.6
                                                     ---------------  --------------   --------------  ---------------
          Foreign securities:
            Government                                      518.9            24.2              2.2            540.9
            Other                                         2,571.2            97.7             11.5          2,657.4
                                                     ---------------  --------------   --------------  ----------------
          Total foreign securities                        3,090.1           121.9             13.7          3,198.3
                                                     ---------------  --------------   --------------  ----------------

          Residential mortgage-backed securities          3,440.3            43.9             22.4          3,461.8
          Commercial mortgaged-backed securities          1,107.8            34.9              3.0          1,139.7
          Other asset-backed securities                   1,934.2            14.3             14.7          1,933.8
                                                     ---------------  --------------   --------------  ----------------
          Total fixed maturities, including fixed
            maturities pledged                           18,146.4           538.7             87.3         18,597.8
          Less: fixed maturities pledged                  1,100.5             9.8              1.7          1,108.6
                                                     ---------------  --------------   --------------  ----------------
          Fixed maturities                             $ 17,045.9         $ 528.9           $ 85.6       $ 17,489.2
                                                     ===============  ==============   ==============  ================


          Fixed maturities available-for-sale as of December 31, 2003 were as follows:


                                                                           Gross            Gross
                                                         Amortized       Unrealized       Unrealized        Fair
                                                           Cost            Gains            Losses          Value
                                                     ---------------  --------------   --------------  ---------------
          Fixed maturities:
          U.S. government and government
            agencies and authorities                  $    195.5          $   2.0          $   0.1      $    197.4
          State, municipalities and political
            subdivisions                                    31.7                -              2.5            29.2

          U.S. corporate securities:
            Public utilities                             1,341.2             84.3              8.0         1,417.5
            Other corporate securities                   6,246.4            300.9             33.7         6,513.6
                                                     ---------------  --------------   --------------  ----------------
          Total U.S. corporate securities                7,587.6            385.2             41.7         7,931.1
                                                     ---------------  --------------   --------------  ----------------

          Foreign securities:
            Government                                     487.1             21.7              3.9           504.9
            Other                                        1,984.4             96.0             24.1         2,056.3
                                                     ---------------  --------------   --------------  ----------------
          Total foreign securities                       2,471.5            117.7             28.0         2,561.2
                                                     ---------------  --------------   --------------  ----------------

          Residential mortgage-backed securities         3,247.0             66.7             21.8         3,291.9
          Commercial mortgaged-backed securities           774.2             45.8              2.1           817.9
          Other asset-backed securities                  1,273.0             17.2             21.1         1,269.1

          Total fixed maturities, including fixed
            maturities pledged                          15,580.5            634.6            117.3        16,097.8
          Less: fixed maturities pledged                   555.5              6.4              2.8           559.1
                                                     ---------------  --------------   --------------  ----------------
          Total fixed maturities                      $ 15,025.0          $ 628.2          $ 114.5      $ 15,538.7
                                                     ===============  ==============   ==============  ================


          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at December 31, 2004 and December 31, 2003. Ratings are calculated using a rating hierarchy that considers S&P, Moody's, and internal ratings.

          Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at December 31, 2004 and 2003:


                         2004                         2003
                       ---------------------------   ---------------------------
                           Fair          % of           Fair           % of
                          Value          Total          Value         Total
                       ---------------  ----------   --------------  -----------
          AAA              $ 6,542.5       35.2%        $ 5,690.2        35.3%
          AA                   865.3        4.7%            760.8         4.7%
          A                  4,035.7       21.7%          3,427.4        21.3%
          BBB                6,325.2       34.0%          5,369.8        33.4%
          BB                   710.7        3.8%            642.4         4.0%
          B and below          118.4        0.6%            207.2         1.3%
                       ---------------  ----------   --------------  -----------
          Total           $ 18,597.8      100.0%       $ 16,097.8       100.0%
                       ===============  ==========   ==============  ===========

                                       30

          95.6% and 94.7% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at December 31, 2004 and 2003, respectively.

          Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at December 31, 2004 and 2003:


                                                                  2004                         2003
                                                      ---------------------------   ---------------------------
                                                          Fair          % of           Fair           % of
                                                          Value         Total          Value          Total
                                                      ---------------  ----------   --------------  -----------
          U.S. Corporate                               $   8,399.5       45.2%        $ 7,960.3        49.5%
          Residential mortgage-backed                      3,461.8       18.6%          3,291.9        20.5%
          Commercial/multifamily mortgage-backed           1,139.7        6.1%            817.9         5.0%
          Foreign(1)                                       3,198.3       17.2%          2,561.2        15.9%
          U.S. Treasuries/Agencies                           464.7        2.5%            197.4         1.2%
          Asset-backed                                     1,933.8       10.4%          1,269.1         7.9%
                                                      ---------------  ----------   --------------  -----------
          Total                                        $  18,597.8      100.0%       $ 16,097.8       100.0%
                                                      ===============  ==========   ==============  ===========
          (1)Primarily U.S. dollar denominated


          The amortized cost and fair value of fixed maturities as of December 31, 2004 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.


                                                  Amortized          Fair
                                                     Cost            Value
                                               ---------------  ---------------
          Due to mature:
           One year or less                     $    336.8       $    341.5
           After one year through five years       4,066.3          4,151.2
           After five years through ten years      4,209.5          4,403.0
           After ten years                         3,051.6          3,166.9
           Mortgage-backed securities              4,548.0          4,601.4
           Other asset-backed securities           1,934.2          1,933.8
          Less: fixed maturities pledged           1,100.5          1,108.6
                                               ---------------  ----------------
          Fixed maturities, excluding
            fixed maturities pledged            $ 17,045.9       $ 17,489.2
                                               ===============  ================

          The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 2004.

          At December 31, 2004 and 2003, fixed maturities with fair values of $11.9 and $20.1, respectively, were on deposit as required by regulatory authorities.

          The Company is a member of the Federal Home Loan Bank of Des Moines ("FHLB") and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At December 31, 2004 and 2003, respectively, the Company had $376.3 and $125.3 in non-putable funding agreements issued to FHLB. At December 31, 2004 and 2003, respectively, assets with a carrying value of approximately $422.0 and $148.2 collateralized the funding agreements issued to the FHLB. Collateralized assets are included in fixed maturities in the Balance Sheets.

          Mortgage Loans

          Mortgage loans, primarily commercial mortgage loans, totaled $3,851.8 at December 31, 2004 and $3,388.7 at December 31, 2003. These loans are reported at amortized cost less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows, cash flows from the loan (discounted at the loan's effective interest rate), or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write down charged to realized loss. At December 31, 2004 and 2003, the Company had no allowance for mortgage loan credit losses.

          Unrealized Losses

          Fixed maturities, including securities pledged to creditors, comprise 81.3% and 81.1% of the Company's total investment portfolio at December 31, 2004 and 2003, respectively. Unrealized losses related to fixed maturities are analyzed in detail in the following tables.

          Fixed maturities, including securities pledged to creditors, in unrealized loss positions for Investment Grade ("IG") and Below Investment Grade ("BIG") securities by duration were as follows at December 31, 2004 and 2003:


                                                              2004                                      2003
                                             ----------------------------------------  ----------------------------------------
                                                       % of IG              % of IG              % of IG              % of IG
                                                IG      and BIG      BIG     and BIG       IG     and BIG     BIG      and BIG
                                             --------- ---------  --------- ---------  --------- --------- ---------  ---------
          Less than six months below
            amortized cost                    $ 26.6     30.5%      $ 0.6      0.7%     $ 24.9     21.2%     $ 1.3       1.1%
          More than six months
            and less than twelve months
            below amortized cost                28.0     32.0%        1.9      2.2%       64.1     54.7%       5.3       4.5%
          More than twelve months
            below amortized cost                26.1     29.9%        4.1      4.7%       10.1      8.6%      11.6       9.9%
                                             --------- ---------  --------- ---------  --------- --------- ---------  ---------
          Total unrealized loss               $ 80.7     92.4%      $ 6.6      7.6%     $ 99.1     84.5%    $ 18.2      15.5%
                                             ========= =========  ========= =========  ========= ========= =========  =========


          Of the unrealized losses less than 6 months in duration of $27.2, there were $12.3 in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. The remaining unrealized losses of $14.9 as of December 31, 2004, relates to securities under the guidance prescribed by EITF Issue No. 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows for which the carrying amount was $1,560.4.

          Of the unrealized losses more than 6 months and less than 12 months in duration of $29.9, there were $16.9 in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. The remaining unrealized losses of $13.0 as of December 31, 2004, relates to securities under the guidance prescribed in EITF Issue No. 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows for which the carrying amount was $768.8.

          Of the unrealized losses more than 12 months in duration of $30.2, there were $18.0, in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. The remaining unrealized losses of $12.2 as of December 31, 2004, relates to securities under the guidance prescribed by EITF Issue No. 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows for which the carrying amount was $222.8.

          Fixed maturities, including securities pledged to creditors, in unrealized loss positions by market sector and duration were as follows at December 31, 2004:


                                                                            Commercial/
                                                            Residential    Multi-family               U.S.
                                                   U.S.      Mortgage-       Mortgage-             Treasuries/   Asset-
                                                Corporate     Backed          Backed      Foreign   Agencies     Backed     Total
                                              ------------  ------------  -------------  --------- ----------  --------- -----------
          Less than six months below
            amortized cost                      $  8.7        $ 11.4         $ 1.3         $ 2.6     $ 1.0       $ 2.2     $ 27.2
          More than six month and less than
            twelve months below
            amortized cost                        15.4           6.8           1.4           1.5         -         4.8       29.9
          More than twelve months
            below amortized cost                   8.3           4.1           0.3           9.6       0.1         7.8       30.2
                                              ------------  ------------  -------------  --------- ----------  --------- -----------
          Total unrealized loss                 $ 32.4        $ 22.3         $ 3.0        $ 13.7     $ 1.1      $ 14.8     $ 87.3
                                              ============  ============  =============  ========= ==========  ========= ===========


          Other-Than-Temporary Impairments

          The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below amortized cost basis. Management considers the length of the time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for recovery in market value. If it is probable that all amounts due according to the contractual terms of an investment will not be collected, an other-than-temporary impairment is considered to have occurred.

          In addition, the Company invests in structured securities that meet the criteria of EITF Issue No. 99-20 as described in "Critical Accounting Policies - Other-Than-Temporary Impairment Testing". Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the last remeasurement date.

          When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

          The following table identifies the Company's other-than-temporary impairments by type as of December 31:


                                                            2004                         2003                        2002
                                               ---------------------------- ---------------------------- ---------------------------
                                                                  No. of                       No. of                      No. of
                                                  Impairment    Securities     Impairment    Securities    Impairment    Securities
                                               --------------- ------------ --------------- ------------ -------------- ------------
          U.S. Corporate                         $     -            -          $   23.7           16       $    0.1            1
          Residential mortgage-backed                9.1           88              81.3          173           81.3          125
          Foreign                                    8.5            4              11.5            2            8.5            3
          Asset-backed                              11.5            6               5.8            7           31.1           14
          Equity                                       -            -                 -            -              -            1
          Limited partnerships                       2.2            1                 -            -              -            -
                                               --------------- ------------ --------------- ------------ -------------- ------------
          Total                                  $  31.3           99          $  122.3          198       $  121.0          144
                                               =============== ============ =============== ============ ============== ============


          Net Realized Capital Gains and Losses

          Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the impairment of investments. Net realized capital gains (losses) on investments were as follows:

                                                                                Year ended December 31,
                                                                       2004               2003                2002
                                                                -----------------  ------------------  -----------------
          Fixed maturities                                           $ 44.0             $ 108.7           $ (105.9)
          Equity securities                                             6.4                 0.2                0.1
          Derivatives                                                   9.3                 1.7              (92.0)
          Real estate                                                     -                (3.4)               1.7
          Other                                                        (2.1)               (0.3)              (0.4)
                                                                -----------------  ------------------  -----------------
          Pretax net realized capital gains (losses)                 $ 57.6             $ 106.9           $ (196.5)
                                                                =================  ==================  =================
          After-tax net realized capital gains (losses)              $ 37.4             $  69.5           $ (127.7)
                                                                =================  ==================  =================


          Liquidity and Capital Resources

          Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

          Sources and Uses of Liquidity

          The Company's principal sources of liquidity are annuity premiums and product charges, GIC deposits, investment income, proceeds from the maturing and sale of investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, payments under guaranteed death and living benefits, investment purchases, repayment of debt, as well as contract maturities, withdrawals and surrenders.

          The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. For a description of the Company's asset/liability management, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

          Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a reciprocal loan agreement with ING America Insurance Holding Company, Inc. ("ING AIH") whereby either party can borrow from the other up to 3% of the Company's total admitted assets, a $100 revolving note facility with Bank of New York, and a $125 revolving note facility with SunTrust Bank, which expires on July 30, 2005. The Company has no outstanding balance under any of these facilities as of December 31, 2004 and 2003. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

          The Company is a member of the FHLB and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At December 31, 2004 and 2003, respectively, the Company had $376.3 and $125.3 in non-putable funding agreements issued to FHLB. At December 31, 2004 and 2003, respectively, assets with a carrying value of approximately $422.0 and $148.2 collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in fixed maturities in the Balance Sheets.

          Capital Contributions

          During 2004, 2003 and 2002, ING USA received capital contributions of $230.0, $88.7, and $456.3, respectively. Lion has recently contributed significant amounts of capital to the Company to support its sales activities. The Company has also used capital primarily to support sales growth and also to strengthen reserves associated with its annuity products.

          Separate Accounts

          Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners who bear the investment risk, subject, in limited cases, to certain minimum guarantees. Investment income and investment gains and losses generally accrue directly to such contractowners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Separate Account assets supporting variable options under variable annuity contracts are invested, as designated by the contractowner or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract, in shares of mutual funds which are managed by the Company or its affiliates, or in other selected mutual funds not managed by the Company or its affiliates. Variable annuity premiums are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option into which the contract owner may allocate premiums. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contract owner (including the value allocated to any fixed account) less fees and expenses. The Company offers investment options for its variable annuities covering a wide range of investment styles, including large, mid and small cap equity funds, as well as fixed income alternatives. Therefore, unlike fixed annuities, under variable annuities contractowners bear the risk of investment gains and losses associated with the selected investment allocation. The Company, however, offers certain guaranteed death and living benefits (described below) under which it bears specific risks associated with these products. Many of the variable annuities issued by ING USA are combination variable and fixed deferred annuity contracts under which some or all of the premiums may be allocated by the contractowner to a fixed account available under the contract. The Company's major source of income from variable annuities is the base contract mortality fee and expense fees and guaranteed living and death benefit rider fees charged to the customer, less the cost of administering the product as well as the cost of providing for the guaranteed living and death benefits.

          Minimum Guarantees

          The Company sells variable annuity contracts that offer one or more of the following guaranteed death benefits and living benefits:

          Guaranteed Minimum Death Benefits ("GMDB"): The Company has offered the following guaranteed death benefits:

          - Standard - This guarantees that upon the death of the annuitant the death benefit will be no less than the premiums paid by the contractowner net of any contract withdrawals.
          - Ratchet - This guarantees that upon the death of the annuitant the death benefit will be no less than the greater of (1) Standard or (2) the maximum anniversary (or quarterly) value of the variable annuity.
          - Rollup (7% or 5.5% Solution) - This guarantees that upon the death of the annuitant the death benefit will be no less than the aggregate premiums paid by the contractowner accruing interest at 7% or 5.5% per annum, subject to a maximum cap on the account value. (The Company has discontinued this option for new sales.)
          - Combo (Max 7) - This guarantees that upon the death of the annuitant the death benefit will be no less than the greater of
               (1) Ratchet or (2) Rollup.

          At December 31, 2004, the guaranteed value of these death benefits in excess of account values was estimated to be $2.5 billion before reinsurance, which was a $0.4 billion decrease from the estimated $2.9 billion at December 31, 2003. The decrease was primarily driven by the improved equity markets in 2004. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, the Company has instituted an equity hedging program in lieu of reinsurance, to mitigate the risk produced by the guaranteed death benefits. The equity hedging program is based on the Company entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets. At December 31, 2004, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.4 billion, of which $748.7 is projected to be covered by the Company's equity hedging program. These amounts are consistent with December 31, 2003. As of December 31, 2004, the Company has recorded a liability of $66.9, net of reinsurance, representing the estimated net present value of the Company's future obligation for guaranteed minimum death benefits in excess of account values. The liability increased $0.5 from $66.5 at December 31, 2003, mainly due to the increase in fees used to fund the reserve exceeding the decrease in the reserve, due to the improved equity markets during 2004. The liability is recorded in accordance with the provisions of SOP 03-1.

          Guaranteed   Living   Benefits:   The  Company  offers  the  following
          guaranteed living benefits:

          - Guaranteed Minimum Income Benefit ("GMIB") - This guarantees a minimum income payout, exercisable each contract anniversary on or after the 10th rider anniversary. This type of living benefit is the predominant selection in the Company's sales of variable annuities.
          - Guaranteed Minimum Withdrawal Benefit - This guarantees that annual withdrawals of up to 7% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. The new 2004 GMWB rider (ING Principal Guard) provides reset and step-up features, which provide, in certain instances, for increases in the amount available for withdrawal.
          - Guaranteed Minimum Accumulation Benefit - Guarantees that the account value will be at least 100% of the premiums paid by the contractowner after 10 years (GMAB10) or 200% after 20 years (GMAB20).

          At December 31, 2004, the guaranteed value of these living benefits in excess of account values was estimated to be $269.7, which is a decrease of $38.5 from an estimated $308.2 at December 31, 2003. The decrease was primarily driven by the improved equity markets during 2004. All living benefits are covered by the Company's equity hedging program. As of December 31, 2004, the Company has recorded a liability of $40.3 representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased $26.4 from $13.9 at December 31, 2003, mainly due to the increase in fees used to fund the reserve exceeding the decrease in the reserve, due to the improved equity market in 2004. For GMIBs, the liability is recorded in accordance with the provisions of SOP 03-1. For GMABs and GMWBs, the liability is held at fair value in accordance with FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

          Variable annuity contracts containing guaranteed death and living benefits expose the Company to equity risk. An increase in the value of the equity markets will increase account values for these contracts, thereby decreasing the Company's risk associated with the GMDBs, GMIBs, GMWBs, and GMABs. A decrease in the equity markets, that causes a decrease in the account values, will increase the possibility that the Company may be required to pay amounts to customers due to guaranteed death or living benefits.

          Derivatives

          The Company's use of derivatives is limited mainly to hedging purposes to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, and market risk. These derivatives are not accounted for using hedge accounting treatment under FAS No. 133, as the Company does not seek hedge accounting treatment. The Company enters into interest rate and currency contracts, including swaps, caps, floors, options, and futures, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held. The Company also purchases options on equity indexes to reduce and manage risks associated with its equity-index annuity products. Changes in the fair value of open derivative contracts are recorded in net realized capital gains and losses. Derivatives are included in other investments on the Balance Sheets.

          The Company also had investments in certain fixed maturity instruments and retail annuity products that contain embedded derivatives, including those whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets or, credit ratings/spreads. Changes in the fair value of embedded derivatives are recorded in net realized capital gains (losses) in the Statements of Operations. Embedded derivatives within securities are included in fixed maturities on the Balance Sheets. Embedded derivatives within retail annuity products are included in future policy benefits and claims reserves on the Balance Sheets.

          Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

          Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2004 and 2003, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $175.3 and $154.0, respectively.

          As  of  December  31,  2004,  the  Company  had  certain   contractual
          obligations due over a period of time as summarized in the following table:


                                                                         Payments due by Period
                                                 ----------------------------------------------------------------------
                                                                 Less than                                   More than
          Contractual Obligations                    Total        1 Year        1-3 Years      3-5 Years      5 Years
          -------------------------------------  ------------  ------------  --------------  ------------  ------------
          Long-Term Debt                           $ 1,266.4      $   28.2      $     56.3     $    56.4     $ 1,125.5
          Operating Lease Obligations                   77.6           7.8            15.4          15.0          39.4
          Purchase Obligations                         175.3         175.3               -             -             -
          Reserves for Insurance Obligations        55,581.9       6,332.4        10,978.8      10,201.3      28,069.4
                                                 ------------  ------------  --------------  ------------  ------------
          Total                                    $57,101.2      $6,543.7      $ 11,050.5     $10,272.7     $29,234.3
                                                 ============  ============  ==============  ============  ============


          The Company's long-term debt, including interest, consists of the following:

          |X| A surplus note in the principal amount of $35.0 and the related interest payable, to its affiliate, Security Life of Denver Insurance Company. As of December 31, 2004, the outstanding principal, interest rate, and maturity date of the surplus note are $35.0, 7.98%, and December 7, 2029, respectively.

          |X| Surplus notes in the aggregate principal amount of $400.0 and the related interest payable to its affiliates, ING Life Insurance and Annuity Company ("ILIAC"), ReliaStar Life, and Security Life of Denver International Limited ("SLDI"). As of December 31, 2004, the aggregate amount of outstanding principal, interest rate, and maturity date of these surplus notes are $400.0, 6.26%, and December 29, 2034, respectively.

          Operating lease obligations relate to the rental of office space under various non-cancelable operating lease agreements that expire through May 2017.

          Purchase obligations consist primarily of commitments to purchase investments during 2005.

          Reserves for insurance obligations consist of actuarially determined amounts required for the Company to meet its future obligations under its variable annuity, fixed annuity, GIC, and other insurance products.

          Reinsurance Recoverable

          The reinsurance recoverable increased by $736.2 to $1,388.1 for the year ended December 31, 2004, from $651.9 for the year ended December 31, 2003. The increase is primarily due to increased reinsurance of GICs to an affiliate company, Security Life of Denver Insurance Company, of approximately $762.2.

          Repurchase Agreements

          The Company engages in dollar repurchase agreements ("dollar rolls") and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities and the offsetting collateral liability is included in borrowed money on the Balance Sheets. At December 31, 2004 and 2003, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $715.9 and $536.8, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in pledged securities on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $713.4 and $534.2 at December 31, 2004 and 2003, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in borrowed money on the Balance Sheets.

          The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2004. The Company believes the counterparties to the dollar roll and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

          Securities Lending

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

          Risk-Based Capital

          The National Association of Insurance Commissioners ("NAIC") risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that, as of December 31, 2004, the Company has total adjusted capital above all required capital levels.

          Recently Adopted Accounting Standards

          (See the Significant Accounting Policies Footnote to the Financial Statements for further information.)

          Accounting  and  Reporting  by  Insurance   Enterprises   for  Certain
          Nontraditional Long-Duration Contracts and for Separate Accounts

          The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that the revenue and expenses related to such arrangements be consolidated with the respective line items in the Statements of Operations. In addition, the SOP requires additional liabilities be established for certain guaranteed death benefits and for products with certain patterns of cost of insurance charges. In addition, sales inducements provided to contractowners must be recognized on the balance sheet separately from deferred policy acquisition costs and amortized as a component of benefits expense using methodologies and assumptions consistent with those used for amortization of deferred policy acquisition costs.

          The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to establish additional liabilities for certain guaranteed benefits and products with patterns of cost of insurance charges resulting in losses in later policy durations from the insurance benefit function and to defer, amortize, and recognize separately, sales inducements to contractowners. Upon adoption of SOP 03-1 on January 1, 2004, the Company recognized a cumulative effect of a change in accounting principle of $(3.6), before tax or $(2.3), net of $1.3 of income taxes. Requirements for certain separate account arrangements that do not meet the established criteria for separate asset and liability recognition are applicable to the Company, however, the Company's policies on separate account assets and liabilities have historically been, and continue to be, in conformity with the requirements newly established.

          In the fourth quarter of 2004, the cumulative effect of a change in accounting principle was revised due to the Company's implementation of Technical Practice Aid 6300.05-6300.08 "Q&As Related to the Implementation of SOP 03-1, `Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts"' (the "TPA").

          The TPA, which was approved in September 2004, provides additional guidance regarding certain implicit assessments that may be used in the testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under SOP 03-1. While the TPA was implemented during the fourth quarter of 2004, the TPA is retroactive to the original implementation date of SOP 03-1, January 1, 2004 and is reported as an adjustment to SOP 03-1's cumulative effect of a change in accounting principle. The adoption of the TPA reduced the Company's cumulative effect of a change in accounting principle by $2.0, before tax and decreased quarterly 2004 net income approximately $0.6 in each quarter, for a total decrease of $2.3.

          The implementation of SOP 03-1 also raised questions regarding the interpretation of the requirements of FAS No. 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 97-1 ("FSP FAS 97-1"), "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, `Accounting and Reporting by Insurance Enterprises for Certain Long-Duration
          Contracts and for Realized Gains and Losses from the Sale of Investments,' Permit or Require Accrual of an Unearned Revenue Liability," effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004. The Company adopted FSP FAS 97-1 on July 1, 2004. The adoption of FSP FAS 97-1 did not have an impact on the Company's financial position, results of operations or cash flows.

          New Accounting Pronouncements

          In December 2004, the FASB issued FAS No. 123 (revised 2004), "Shared-Based Payment" ("FAS 123R"), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Earlier adoption is encouraged. FAS 123R provides two transition methods, modified-prospective and modified-retrospective.

          The modified-prospective method recognizes the grant-date fair value of compensation for new awards granted after the effective date and unvested awards beginning in the fiscal period in which the recognition provision are first applied. Prior periods are not restated. The modified-retrospective method permits entities to restate prior periods by recognizing the compensation cost based on amounts previously reported in the pro forma footnote disclosure as required under FAS No. 123, "Accounting for Stock-Based Compensation".

          The Company intends to early adopt the provisions of FAS 123R on January 1, 2005, using the modified-prospective method. Due to the Company's few number of employees, the adoption of FAS 123R is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. Prior to January 2005, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date.

          Legislative Initiatives

          Certain elements of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and corporate dividends could impact the relative competitiveness of the Company's products, especially variable annuities. While sales of the products do not appear to have been reduced to date, the long-term effect of the Jobs and Growth Act of 2003 on the Company's financial condition or results of operations cannot be reasonably estimated at this time.

          The American Jobs Creation Act of 2004 allows tax-free distributions to be made from the Company's Policyholders' Surplus Account in 2005 and 2006. Under prior law, the Company was allowed to defer from taxation a portion of statutory income under certain circumstances. The deferred income was accumulated in the Policyholders' Surplus Account and is taxable only under conditions that management considers to be remote. Therefore, no federal income taxes have been provided on the accumulated balance of $14.4 as of December 31, 2004. Based on currently available information, the Company anticipates that the new law will permanently eliminate any potential tax on the accumulated balance of $14.4.

          Other legislative proposals under consideration include repealing the estate tax, reducing the taxation on annuity benefits, changing the taxation of products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity, and other retirement savings product sales. The impact on the Company's products cannot be predicted. Legislation to restructure the Social Security System and expand private pension plan incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.

          Other Regulatory Matters

          Regulatory Matters

          As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation.

          Fund Regulatory Issues

          Since 2002, there has been increased governmental and regulatory activity relating to mutual funds and variable insurance products. This activity has primarily focused on inappropriate trading of fund shares, revenue sharing and directed brokerage, compensation, sales practices and suitability, arrangements with service providers, pricing, compliance and controls, and adequacy of disclosure.

          In addition to responding to governmental and regulatory requests on fund regulatory issues, ING management, on its own initiative, conducted, through special counsel and a national accounting firm, an extensive internal review of mutual fund trading in ING insurance, retirement, and mutual fund products. The goal of this review was to identify any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel.

          The internal review identified several isolated arrangements allowing third parties to engage in frequent trading of mutual funds within the variable insurance and mutual fund products of ING, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Each of the arrangements has been terminated and disclosed to regulators, to the independent trustees of ING Funds (U.S.) and in Company reports previously filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

          An affiliate of the Company, ING Funds Distributors, LLC ("IFD") has received notice from the staff of the National Association of Securities Dealers ("NASD") that the staff has made a preliminary determination to recommend that disciplinary action be brought against IFD and one of its registered persons for violations of the NASD Conduct Rules and federal securities laws in connection with frequent trading arrangements.

          Other regulators, including the SEC and the New York Attorney General, are also likely to take some action with respect to the Company or certain affiliates before concluding their investigation of ING relating to fund trading. The potential outcome of such action is difficult to predict but could subject the Company or certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of such action will have a material adverse effect on ING or ING's U.S.-based operations, including the Company.

          ING has agreed to indemnify and hold harmless the ING Funds from all damages resulting from wrongful conduct by ING or its employees or from ING's internal investigation, any investigations conducted by any governmental or self-regulatory agencies, litigation or other formal proceedings, including any proceedings by the Securities and Exchange Commission ("SEC"). Management reported to the ING Funds Board that ING management believes that the total amount of any indemnification obligations will not be material to ING or ING's U.S.-based operations, including the Company.

          Other Regulatory Matters

          The New York Attorney General and other regulators are also conducting broad inquiries and investigations involving the insurance industry. These initiatives currently focus on, among other things, compensation and other sales incentives, potential conflicts of interest, potential anti-competitive activity, marketing practices, certain financial reinsurance arrangements, and disclosure. It is likely that the scope of these investigations will further broaden before the investigations are concluded. U.S. affiliates of ING have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information.

          These initiatives may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged.

          In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to our business practices are appropriate.

          For further discussion of the Company's regulatory matters, see "Risk Factors" in Part I, Item 1 "Business".

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Dollar amounts in millions, unless otherwise stated)

          Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractowner behavior, and variable separate account performance. Contractowners bear the investment risk related to variable annuity products, subject to the minimum guaranteed death and living benefits included in these contracts.

          The fixed account liabilities are supported by a general account portfolio principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

          On the basis of these analyses, management believes there is currently no material solvency risk to the Company.

          Interest Rate Risk

          The Company defines Interest Rate Risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from the Company's primary activity of investing fixed annuity premiums and GIC deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. The Company manages the interest rate risk in its assets relative to the interest rate risk in its liabilities. A key measure used to quantify this exposure is duration. Duration measures the sensitivity of the assets and liabilities to changes in interest rates.

          To calculate duration related to annuities, the Company projects asset and liability cash flows under stochastic arbitrage free interest rate scenarios and calculates their net present value using LIBOR/swap spot rates. Duration is calculated by revaluing these cash flows given a small change in interest rates and determining the percentage change in the fair value. The cash flows used in this calculation include the expected coupon and principal payments on the assets and all benefit cash flows on the interest-sensitive liabilities. The projections include assumptions that reflect the effect of changing interest rates on the prepayment, lapse, leverage, and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, callable corporate obligations, and fixed rate deferred and immediate annuities.

          Duration calculations related to annuities as of December 31, 2004 indicate that the Company is well matched. The asset duration was 4.3 and the liability duration was 4.2. Given the duration match and an $18.5 billion general account annuity portfolio, a 100 basis point immediate parallel increase in interest rates as of December 31, 2004 would decrease the market values of the annuity assets by approximately  $0.8  billion and would  decrease  the  liabilities  by approximately $0.8 billion. Similarly, a 100 basis point parallel decrease in interest rates as of December 31, 2004 would increase the market value of the general account annuity assets by approximately $0.8 billion and would increase the liabilities by approximately $0.8 billion.

          To calculate duration related to GICs, the Company projects and values asset and liability cash flows using arbitrage free interest rate scenarios based on the swap curve's implied forward rates. Ten key points on the curve are then increased by 10 basis points, arbitrage free interest rate scenarios are regenerated based on the increased implied forward rates for each increased point, and cash flows are reprojected and re-valued. The Company's net duration for a key rate increase of 10 basis points is 0.18.

          Further, market value changes are also calculated after applying parallel and increases and decreases of 100 basis points to all ten key points on the curve. Arbitrage free interest rate scenarios are regenerated based on the increased implied forward rates, and cash flows are re-projected and revalued. The Company's $1.8 billion GIC portfolio at December 31, 2004, would decrease by $4.8 due to a 100 basis point increase in interest rates, and decrease by $1.0 due to a 100 basis point decrease in interest rates.

          For further discussion of the Company's interest rate risks, see "Risk Factors" in Part 1, Item 1 "Business".

          Market Risk

          The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation, and the persistency of the in force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company's operations. As a result, sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income on variable and indexed annuities. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate account move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed interest credited rates.

          In addition, prolonged declines in the equity market may also decrease the Company's expectations of future gross profits, which are utilized to determine the amount of DAC/VOBA to be amortized in a given financial statement period. A significant decrease in the Company's estimated gross profits would require the Company to accelerate the amount of DAC/VOBA amortization in a given period, potentially causing a material adverse deviation in the period's net income. Although an acceleration of DAC amortization would have a negative impact on the Company's earnings, it would not affect the Company's cash flow or liquidity position. For further discussion, see "Risk Factors" in Part 1, Item 1, "Business".

          Hedging of Minimum Guarantees

          The Company sells variable annuity contracts that offer various guaranteed death and living benefits including GMDBs, GMIBs, GMWBs and GMABs. See discussion above, "Minimum Guarantees".

          The liability associated with GMDBs and GMIBs is recorded in accordance with SOP 03-1. The GMWBs and GMABs represent an embedded derivative liability in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value in accordance with FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and is reported in future policy benefits and claims reserves in the Balance Sheets. The fair value of the GMWB and GMAB obligations are calculated based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Estimating cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns, and discount rates. The liability assumptions, such as lapses, partial withdrawals and mortality, used by the Company to estimate the risk exposures to GMDB are based on company experience and are consistent with those used for DAC/VOBA, SOP 03-1 reserves.

          Declines in the equity market may increase the Company's net exposure to the various death benefit and living benefit guarantees offered under these contracts. For a portion of the GMDBs issued prior to 2000, the Company mitigates market exposure with reinsurance. For most other pre-2000 GMDBs, and for all death benefit and living benefits guarantees issued after 1999, the Company mitigates equity market risk with a Capital Market Hedging Program ("Hedging Program"). The Hedging Program primarily uses exchange traded index futures contracts to mitigate equity market fluctuations. In addition, the Hedging Program uses interest rate swaps to mitigate certain interest rate exposures associated with these guarantees. The change in value of the derivatives used in the Hedging Program is recorded in net realized capital gains (losses) in the Statement of Operations.

          Hedging of Indexed Annuity  Guarantees

          The crediting mechanism for Indexed Annuities ("IAs") exposes the company to increases in the equity market ("S&P 500"). The Company mitigates this exposure by purchasing over-the-counter ("OTC") S&P 500 call options from broker-dealer derivative counterparties who generally have a minimum credit rating of Aa3 from Moody's and AA-from Standard & Poor's. For each broker-dealer counterparty, the Company's derivative exposure to that counterparty is aggregated with any fixed income exposure to the same counterparty and is maintained within applicable state requirements and NAIC insurance regulatory guidelines.

Item 8.   Financial Statements and Supplementary Data

                          Index to Financial Statements


                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                       50

     Financial Statements:

     Statements of Operations for the years ended
         December 31, 2004, 2003 and 2002                                     51

     Balance Sheets as of December 31, 2004 and 2003                          52

     Statements of Changes in Shareholder's Equity for the years ended
         December 31, 2004, 2003 and 2002                                     54

     Statements of Cash Flows for the years ended
         December 31, 2004, 2003 and 2002                                     55

Notes to Financial Statements                                                 57

             Report of Independent Registered Public Accounting Firm



The Board of Directors
ING USA Annuity and Life Insurance Company

We have audited the accompanying balance sheets of ING USA Annuity and Life Insurance Company as of December 31, 2004 and 2003, and the related statements of operations, statements of changes in shareholder's equity, and statements of cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING USA Annuity and Life Insurance Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed the accounting principle for goodwill and other intangible assets effective January 1, 2002 and changed the accounting principle for certain non-traditional long duration contracts and for separate accounts effective January 1, 2004.



                                                           /s/ Ernst & Young LLP

Atlanta, Georgia
March 18, 2005

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                            Statements of Operations
                                  (In millions)



                                                                                  Year ended December 31,
                                                                        2004                2003               2002
                                                                  -----------------   -----------------  -----------------
Revenue:
    Net investment income                                              $ 1,023.9           $   974.6         $    989.3
    Fee income                                                             566.7               397.7              295.7
    Premiums                                                                22.8                26.0               36.8
    Net realized capital gains (losses)                                     57.6               106.9             (196.5)
    Other income                                                             2.8                 3.8               16.3
                                                                  -----------------   -----------------  -----------------
Total revenue                                                            1,673.8             1,509.0            1,141.6
                                                                  -----------------   -----------------  -----------------
Benefits and expenses:
    Interest credited and other benefits to contractowners               1,134.0               925.7              848.0
    Operating expenses                                                     162.6               162.1              155.1
    Amortization of deferred policy acquisition costs
      and value of business acquired                                       186.8               347.9              302.0
    Interest expense                                                        14.6                15.8               16.9
    Other                                                                    2.2                 1.0               (4.1)
                                                                  -----------------   -----------------  -----------------
Total benefits and expenses                                              1,500.2             1,452.5            1,317.9
                                                                  -----------------   -----------------  -----------------
Income (loss) before income taxes and cumulative effect
    of change in accounting principle                                      173.6                56.5             (176.3)
Income tax expense (benefit)                                                80.7                (0.8)             (60.2)
                                                                  -----------------   -----------------  -----------------
Income (loss) before cumulative effect of change
    in accounting principle                                                 92.9                57.3             (116.1)
Cumulative effect of change in accounting
    principle, net of tax                                                   (1.0)                  -           (1,298.4)
                                                                  -----------------   -----------------  -----------------
Net income (loss)                                                      $    91.9           $    57.3         $ (1,414.5)
                                                                  =================   =================  =================


   The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                                 Balance Sheets
                        (In millions, except share data)



                                                                                                   As of December 31,
                                                                                               2004               2003
                                                                                         -----------------  -----------------
Assets
Investments:
    Fixed maturities, available-for-sale, at fair value (amortized cost of
      $17,045.9 at 2004 and $15,025.0 at 2003)                                             $   17,489.2       $   15,538.7
    Equity securities, available-for-sale, at fair value
      (cost of $34.8 at 2004 and $115.2 at 2003)                                                   35.3              120.2
    Mortgage loans on real estate                                                               3,851.8            3,388.7
    Policy loans                                                                                  169.0              177.1
    Other investments                                                                             228.8               60.8
    Securities pledged (amortized cost of $1,100.5 at 2004 and $555.5 at 2003)                  1,108.6              559.1
                                                                                         -----------------  -----------------
Total investments                                                                              22,882.7           19,844.6
Cash and cash equivalents                                                                         209.0               65.1
Short-term investments under securities loan agreement                                            402.8               22.9
Accrued investment income                                                                         205.8              185.7
Receivable for securities sold                                                                     38.9               11.7
Reinsurance recoverable                                                                         1,388.1              651.9
Deferred policy acquisition costs                                                               1,704.1            1,826.7
Value of business acquired                                                                        112.2              111.5
Sales inducements to contractowners                                                               514.6                  -
Due from affiliates                                                                               184.3              117.7
Deferred income taxes                                                                                 -               19.4
Other assets                                                                                       28.4               20.1
Assets held in separate accounts                                                               24,746.7           18,220.1
                                                                                         -----------------  -----------------
Total assets                                                                               $   52,417.6       $   41,097.4
                                                                                         =================  =================


   The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                                 Balance Sheets
                        (In millions, except share data)



                                                                                                   As of December 31,
                                                                                               2004               2003
                                                                                         -----------------  -----------------
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves                                                   $ 22,961.0        $ 19,400.5
Notes to affiliates                                                                               435.0              85.0
Due to affiliates                                                                                  43.6              60.7
Payables for securities purchased                                                                  35.9                 -
Payables under securities loan agreement                                                          402.8              22.9
Borrowed money                                                                                    713.4             534.2
Current income taxes                                                                               15.7              19.4
Deferred income taxes                                                                              12.6                 -
Other liabilities                                                                                 276.4             226.6
Liabilities related to separate accounts                                                       24,746.7          18,220.1
                                                                                         -----------------  ----------------
Total liabilities                                                                              49,643.1          38,569.4
                                                                                         -----------------  ----------------
Shareholder's equity
    Common stock (250,000 shares authorized, issued and outstanding;
      $10.00 per share value)                                                                       2.5               2.5
    Additional paid-in capital                                                                  4,041.1           3,811.1
    Accumulated other comprehensive income                                                        112.7             188.1
    Retained earnings (deficit)                                                                (1,381.8)         (1,473.7)
                                                                                         -----------------  ----------------
Total shareholder's equity                                                                      2,774.5           2,528.0
                                                                                         -----------------  ----------------
Total liabilities and shareholder's equity                                                   $ 52,417.6        $ 41,097.4
                                                                                         =================  ================



   The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                  Statements of Changes in Shareholder's Equity
                                  (In millions)

                                                                           Accumulated
                                                           Additional         Other          Retained          Total
                                              Common        Paid-In       Comprehensive      Earnings      Shareholder's
                                              Stock         Capital          Income          (Deficit)        Equity
                                           ------------- --------------- ----------------  -------------- ----------------
Balance at December 31, 2001
    Excluding impact of merger                $   2.5      $    780.4       $      3.8       $    31.1       $    817.8
    Impact of merger                                -         2,493.9            (73.8)         (135.2)         2,284.9
                                           ------------- --------------- ----------------  -------------- ----------------
Balance at December 31, 2001
    Including impact of merger                    2.5         3,274.3            (70.0)         (104.1)         3,102.7
    Comprehensive loss:
      Net loss                                      -               -                -        (1,414.5)        (1,414.5)
      Other comprehensive loss
        net of tax:
           Net unrealized gain on
             securities ($202.3 pretax)             -               -            203.2               -            203.2
                                                                                                          ----------------
    Comprehensive loss                                                                                         (1,211.3)
                                                                                                          ----------------
    Contribution of capital                         -           456.3                -               -            456.3
    Other                                           -            (8.2)               -               -             (8.2)
                                           ------------- --------------- ----------------  -------------- ----------------
Balance at December 31, 2002                      2.5         3,722.4            133.2        (1,518.6)         2,339.5
    Comprehensive income:
      Net income                                    -               -                -            57.3             57.3
      Other comprehensive income
        net of tax:
           Net unrealized gain on
             securities ($82.8 pretax)              -               -             54.9               -             54.9
                                                                                                          ----------------
    Comprehensive income                                                                                          112.2
                                                                                                          ----------------
    Dividends paid                                  -               -                -           (12.4)           (12.4)
    Contribution of capital                         -            88.7                -               -             88.7
                                           ------------- --------------- ----------------  -------------- ----------------
Balance at December 31, 2003                      2.5         3,811.1            188.1        (1,473.7)         2,528.0
    Comprehensive income:
      Net income                                                                                  91.9             91.9
      Other comprehensive loss
        net of tax:
           Net unrealized loss on
             securities (($113.9) pretax)                                        (70.5)                           (70.5)
           Minimum pension liability                                              (4.9)                            (4.9)
                                                                                                          ----------------
    Comprehensive income                                                                                           16.5
                                                                                                          ----------------
    Contribution of capital                                     230.0                                             230.0
                                           ------------- --------------- ----------------  -------------- ----------------
Balance at December 31, 2004                  $   2.5      4  4,041.1       $    112.7       $(1,381.8)       $ 2,774.5
                                           ============= =============== ================  ============== ================


   The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                            Statements of Cash Flows
                                  (In millions)


                                                                                     Year ended December 31,
                                                                            2004              2003              2002
                                                                       ---------------   ---------------   ----------------
Cash Flows from Operating Activities:
    Net income (loss)                                                    $       91.9      $       57.3      $    (1,414.5)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Capitalization of deferred policy acquisition costs                    (688.3)           (396.9)            (469.5)
        Amortization of deferred policy acquisition costs
           and value of business acquired                                       241.0             252.9              210.8
        Net accretion/decretion of discount/premium                             139.6             218.2              173.3
        Future policy benefits, claims reserves, and interest credited          916.7           1,196.8              926.6
        Impairment of goodwill                                                      -                 -            1,314.4
        Provision for deferred income taxes                                      75.5              (1.9)             (43.5)
        Net realized capital (gains) losses                                     (57.3)           (110.0)             151.5
        Depreciation                                                                -                 -                0.2
        Change in:
           Accrued investment income                                            (20.1)              9.3              (45.4)
           Accounts receivables and asset accruals                              (35.5)             (2.4)              (2.3)
           Due to/from affiliates                                               (83.7)            (68.4)              76.4
           Other payables and accruals                                           77.1              73.1             (219.8)
                                                                       ---------------   ---------------   ----------------
Net cash provided by operating activities                                       656.9           1,228.0              658.2
Cash Flows from Investing Activities:
    Proceeds from the sale, maturity, or redemption of:
      Fixed maturities, available-for-sale                                   17,903.6          20,179.8           20,419.3
      Equity securities, available-for-sale                                     106.8              45.7                0.7
      Mortgage loans on real estate originated                                  388.6             561.1              667.6
      Short-term investments                                                  2,854.0          15,364.1            8,638.3
    Acquisition of:
      Fixed maturities, available-for-sale                                  (20,553.5)        (21,223.3)         (24,532.0)
      Equity securities, available-for-sale                                     (20.2)            (16.2)            (144.1)
      Mortgage loans on real estate                                            (856.4)         (1,075.5)            (782.1)
      Short-term investments                                                 (2,860.6)        (15,362.2)          (8,580.9)
    Proceeds from sale of interest in subsidiary                                    -                 -               27.7
    Other investments                                                          (152.9)            (84.0)              74.1
    Other, net                                                                   10.8               2.7               10.8
                                                                       ---------------   ---------------   ----------------
Net cash used in investing activities                                        (3,179.8)         (1,607.8)          (4,200.6)


   The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                            Statements of Cash Flows
                                  (In millions)


                                                                                     Year ended December 31,
                                                                            2004              2003              2002
                                                                       ---------------   ---------------   ----------------
Cash Flows from Financing Activities:
    Deposits received for investment contracts                                5,474.7           1,475.3            4,826.1
    Maturities and withdrawals from investment contracts                     (2,830.9)         (1,676.5)          (1,636.3)
    Reinsurance recapture                                                           -             134.5                  -
    Change in reinsurance recoverable                                          (736.2)             25.6             (211.3)
    Net short-term loans                                                        179.2             210.6               48.6
    Intercompany dividends                                                          -             (12.4)                 -
    Intercompany loans                                                          350.0                 -                  -
    Contribution of capital from Parent                                         230.0              88.7              456.3
    Other                                                                           -                 -               (8.2)
                                                                       ---------------   ---------------   ----------------
Net cash provided by financing activities                                     2,666.8             245.8            3,475.2
                                                                       ---------------   ---------------   ----------------
Net increase (decrease) in cash and cash equivalents                            143.9            (134.0)             (67.2)
Cash and cash equivalents, beginning of year                                     65.1             199.1              266.3
                                                                       ---------------   ---------------   ----------------
Cash and cash equivalents, end of year                                   $      209.0      $       65.1      $       199.1
                                                                       ===============   ===============   ================
Supplemental cash flow information:
    Income taxes paid (received), net                                    $        8.3      $       53.0      $       (41.7)
                                                                       ===============   ===============   ================
    Interest paid                                                        $       14.2      $       10.8      $        13.5
                                                                       ===============   ===============   ================

   The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies

     Basis of Presentation

     ING USA Annuity and Life Insurance Company ("ING USA" or the "Company" as appropriate), a wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), is a stock life insurance company organized under the laws of the State of Iowa.

     Lion is an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING". ING USA is authorized to conduct its insurance business in the District of Columbia and all states except New York. ING USA was domiciled as a life insurance company under the laws of the State of Delaware until December 31, 2003 and has been domiciled as such in Iowa since January 1, 2004.

     On January 1, 2004 (the "Merger Date"), the Company simultaneously redomesticated from Delaware to Iowa, changed its name from Golden American Life Insurance Company to ING USA Annuity and Life Insurance Company, and merged the following affiliates into the Company: Equitable Life Insurance Company of Iowa ("Equitable Life"), USG Annuity & Life Company ("USG"), and United Life & Annuity Insurance Company ("ULA") (the collectively, "Merger Companies"). Prior to the merger date, ING USA was a wholly-owned subsidiary of Equitable Life. Equitable Life merged its affiliate, Ameribest Life Insurance Company ("AMB"), a life insurance company domiciled in Georgia, into its operations on January 1, 2003.

     Statement  of Financial  Accounting  Standards  ("FAS") No. 141,  "Business
     Combinations", excludes transfers of net assets or exchanges of shares between entities under common control, and notes that certain provisions under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", provide a source of guidance for such transactions. In accordance with APB Opinion No. 16, financial information of the combined entity is presented as if the entities had been combined for the full year, and all comparative financial statements are restated and presented as if the entities had previously been combined, in a manner similar to a pooling-of-interests. The Balance Sheets and Statements of Operations give effect to the consolidation transactions as if they had occurred on December 31, 2003 and January 1, 2002, respectively.

     As of April 1, 2002, ING USA sold First Golden American Life Insurance Company of New York ("First Golden") to its sister company, ReliaStar Life Insurance Company ("ReliaStar"). ReliaStar, the parent of Security-Connecticut Life Insurance Company ("Security-Connecticut"), which in turn is the parent of ReliaStar Life Insurance Company of New York ("RLNY"), merged the First Golden business into RLNY operations and dissolved First Golden at book value for $27.7 in cash and a receivable

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     totaling $0.2 from RLNY. The receivable from RLNY was assumed by Equitable Life, and ultimately by ING USA. The consideration was based on First Golden's statutory-basis book value. RLNY's payable to the Company was assumed by ING USA and subsequently forgiven. ING USA realized a loss of $3.0 related to the sale of First Golden, which was recorded as a capital transaction. Approval for the merger was obtained from the Insurance Departments of the States of New York and Delaware. As of October 1, 2003, RLNY's parent, Security-Connecticut merged with and into its parent, ReliaStar.

     In accordance with APB Opinion No. 16, RLNY presented combined results of operations including First Golden activity as of the beginning of the year ended December 31, 2002. The first three months of First Golden activity is not reflected in the ING USA's Statement of Operations for the period ended December 31, 2002, as the amounts were not material.

     Description of Business

     The Company offers various insurance products including immediate and deferred variable and fixed annuities. The Company's annuity products are distributed by national wirehouses, regional securities firms, independent National Association of Securities Dealers, Inc. ("NASD") firms with licensed registered representatives, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations and the ING broker-dealer network. The Company also offers guaranteed investment contracts ("GICs") and funding agreements marketed by direct sale by home office personnel or through specialty insurance brokers. Historically, the Company has provided interest-sensitive, traditional and variable life insurance, and health insurance. All health insurance is ceded to other insurers and new policies are no longer written. The Company ceased the issuance of life insurance policies in 2001, and all life insurance business is currently in run-off. The Company's primary customers are retail consumers and corporations.

     Recently Adopted Accounting Standards

     Accounting   and   Reporting   by   Insurance   Enterprises   for   Certain
     Nontraditional Long-Duration Contracts and for Separate Accounts

     The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that the revenue and expenses related to such arrangements be consolidated within the respective line items in the Statements of Operations. In addition, the SOP requires

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     additional liabilities be established for certain guaranteed death and other benefits and for products with certain patterns of cost of insurance charges. In addition, sales inducements provided to contractowners must be recognized on the balance sheet separately from deferred policy acquisition costs and amortized as a component of benefits expense using methodologies and assumptions consistent with those used for amortization of deferred policy acquisition costs.

     The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to establish additional liabilities for certain guaranteed benefits and products with patterns of cost of insurance charges resulting in losses in later policy durations from the insurance benefit function and to defer, amortize, and recognize separately, sales inducements to contractowners. Upon adoption of SOP 03-1 on January 1, 2004, the Company recognized a cumulative effect of a change in accounting principle of $(3.6), before tax or $(2.3), net of $1.3 of income taxes. In addition, requirements for certain separate account arrangements that do not meet the established criteria for separate asset and liability recognition are applicable to the Company, however, the Company's policies on separate account assets and liabilities have historically been, and continue to be, in conformity with the requirements newly established.

     In the fourth quarter of 2004, the cumulative effect of a change in accounting principle was revised due to the Company's implementation of
     Technical Practice Aid 6300.05 - 6300.08, "Q&As Related to the Implementation of SOP 03-1, `Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts"' (the "TPA").

     The TPA, which was approved in September 2004, provides additional guidance regarding certain implicit assessments that may be used in the testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under SOP 03-1. While the TPA was implemented during the fourth quarter of 2004, the TPA is retroactive to the original implementation date of SOP 03-1, January 1, 2004 and is reported as an adjustment to the SOP 03-1 cumulative effect of change in accounting principle. The adoption of the TPA reduced the Company's cumulative effect of change in accounting principle by $2.0, before tax and decreased quarterly 2004 net income approximately $0.6 in each quarter, for a total decrease of $2.3.

     The implementation of SOP 03-1 also raised questions regarding the interpretation of the requirements of FAS No. 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" ("FAS 97"), concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, the

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 97-1 ("FSP FAS 97-1"), "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, `Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,' Permit or Require Accrual of an Unearned Revenue Liability," effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004. The Company adopted FSP FAS 97-1 on July 1, 2004.

     The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

     In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," adopting a three-step impairment model for securities within its scope. The three-step model is applied on a security-by-security basis as follows:

     Step 1: Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.
     Step 2: Evaluate whether an impairment is other-than-temporary.
     Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.

     On September 30, 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 ("FSP EITF 03-1-1"), "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,'" which delayed the EITF Issue No. 03-1 original effective date of July 1, 2004 related to steps two and three of the impairment model introduced. The delay is in effect until a final consensus can be reached on such guidance. Despite the delay of the implementation of steps two and three, other-than-temporary impairments are still to be recognized as required by existing guidance.

     Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other-than-temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and are included in the Investments footnote.

     Accounting for Derivative Instruments and Hedging Activities

     In 2003, the Derivative Implementation Group ("DIG") who was responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued Statement No. 133 Implementation Issue No. B36, "Embedded Derivatives:
     Modified  Coinsurance  Arrangements  and Debt  Instruments That Incorporate

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor Under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or a total return debt index may be determined to contain embedded derivatives that are required to be bifurcated from the host instrument. The Company adopted DIG B36 on October 1, 2003 and has modified coinsurance treaties that are applicable to the guidance. The applicable contracts, however, were determined to generate embedded derivatives with a fair value of zero. Therefore, implementation of DIG B36 did not impact the Company's financial position, results of operations, or cash flows.

     Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     The Company holds investments in variable interest entities ("VIEs") in the form of private placement securities, structured securities, securitization transactions and limited partnerships with an aggregate fair value of $7.0 billion as of December 31, 2004. These VIEs are held by the Company for investment purposes. Consolidation of these investments in the Company's financial statements is not required as the Company is not the primary beneficiary for any of these VIEs. Book value as of December 31, 2004 of $6.9 billion represents the maximum exposure to loss except for those structures for which the Company also receives asset management fees.

     Goodwill Impairment

     During  2002,  the  Company  adopted  FAS  No.  142,  "Goodwill  and  Other
     Intangible Assets". The adoption of this standard resulted in the recognition of an impairment loss of $1,298.4, net of $699.1 of income taxes, related to a prior acquisition, recorded retroactive to the first quarter of 2002. Prior quarters of 2002 were restated accordingly. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge is shown as a change in accounting principle on the 2002 Statement of Operations.

     Guarantees

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has performed an assessment of its guarantees and believes that all of its guarantees are excluded from the scope of this interpretation.

     New Accounting Pronouncements

     In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Earlier adoption is encouraged. FAS 123R provides two transition methods, modified-prospective and modified-retrospective.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     The modified-prospective method recognizes the grant-date fair value of compensation for new awards granted after the effective date and unvested awards beginning in the fiscal period in which the recognition provisions are first applied. Prior periods are not restated. The modified-retrospective method permits entities to restate prior periods by recognizing the compensation cost based on the amount previously reported in the pro forma footnote disclosures as required under FAS No. 123, "Accounting for Stock-Based Compensation".

     The Company intends to early adopt the provisions of FAS 123R on January 1, 2005, using the modified-prospective method. Due to the Company's few number of employees, the adoption of FAS 123R is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. Prior to January 2005, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

     Reclassifications

     Certain   reclassifications   have  been  made  to  prior  year   financial
     information to conform to the current year classifications.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity of 90 days or less when purchased.

     Investments

     All of the Company's fixed maturity and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in shareholder's equity, after adjustment for related

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     changes in deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA"), and deferred income taxes.

     Other-Than-Temporary-Impairments

     The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Management considers the length of the time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in market value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other-than-temporary impairment is considered to have occurred.

     In addition, the Company invests in structured securities that meet the criteria of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the remeasurement date.

     When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

     Purchases and Sales

     Purchases and sales of fixed maturities and equity securities (excluding private placements) are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

     Valuation

     Fair values for fixed maturities are obtained from independent pricing services or broker-dealer quotations. Fair values for privately placed bonds are determined using a matrix-based model. The matrix-based model considers the level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. The fair values for actively traded equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value, where applicable.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Mortgage loans on real estate are reported at amortized cost less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan (discounted at the loan's effective interest rate), or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent writedown charged to realized loss.

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

     Policy loans are carried at unpaid principal balances.

     Short-term investments, consisting primarily of money market instruments and other fixed maturity issues purchased with an original maturity of 91 days to one year, are considered available-for-sale and are carried at fair value, which approximates amortized cost.

     Derivative instruments are reported at fair value and are obtained internally from the derivative accounting system. Embedded derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models or market quotations. Guaranteed minimum withdrawals benefits ("GMWBs") and guaranteed minimum accumulation benefits ("GMABs") represent an embedded derivative liability in the variable annuity contract that is required to be reported separately from the host variable annuity contract. GMWBs and GMABs are carried at fair value based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning contractowner behavior. Estimating cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns, and discount rates.

     Securities Lending

     The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     by the borrower with a lending agent, and retained and invested by the lending agent according to the Company's guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

     Repurchase Agreements

     The Company engages in dollar repurchase agreements ("dollar rolls") and repurchase agreements to increase the return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities and the offsetting collateral liability is included in borrowed money on the Balance Sheets.

     Derivatives

     The Company's use of derivatives is limited mainly to hedging purposes. However, these derivatives are not accounted for using hedge accounting treatment under FAS No. 133, as the Company does not seek hedge accounting treatment. The Company enters into interest rate, equity market, and currency contracts, including swaps, caps, floors, options and futures, to reduce and manage risks associated with changes in value, yield, price, or cash flow or exchange rates of assets or liabilities held or intended to be held. Changes in the fair value of open derivative contracts are recorded in net realized capital gains and losses in the Statements of Operations. Derivatives are included in other investments on the Balance Sheets.

     The Company also has investments in certain fixed maturity instruments and has retail annuity products that contain embedded derivatives, including those whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Changes in the fair value of embedded derivatives are recorded in net realized capital gains (losses) in the Statements of Operations. Embedded derivatives within securities are included in fixed maturities in the Balance Sheets. Embedded derivatives within retail annuity products are included in future policy benefits and claims reserves on the Balance Sheets.

     Deferred Policy Acquisition Costs and Value of Business Acquired

     Deferred policy acquisition costs ("DAC") represent policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Value of business acquired ("VOBA") represents the outstanding value of in force business capitalized and are subject to amortization in purchase accounting when the Company was acquired. The value is based on the present value of estimated net cash flows embedded in the Company's contracts.

     The amortization methodology used for DAC and VOBA varies by product type. Statement of Financial Accounting Standards ("FAS") No. 60, "Accounting and Reporting by Insurance Enterprises," applies to traditional life insurance products, primarily traditional whole life and term life insurance contracts. Under FAS No. 60, DAC and VOBA are amortized over the premium payment period, in proportion to the premium revenue recognized.

     FAS No. 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins; asset-based fees, policy administration, and surrender charges; less policy maintenance fees and non-capitalized commissions, as well as realized gains and losses on investments. Guaranteed investment contracts, however, are amortized on a straight-line basis over the life of the contract.

     Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable universal life and variable deferred annuity products. One of the most significant assumptions involved in the estimation of future gross profits is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Other significant assumptions include surrender and lapse rates, estimated interest spread, and estimated mortality.

     Due to the relative size and sensitivity to minor changes in underlying assumptions of DAC and VOBA balances, the Company performs a quarterly and annual analysis of DAC and VOBA for the annuity and life businesses, respectively. The DAC and VOBA balances are evaluated for recoverability and are reduced to the extent that estimated future gross profits are inadequate to recover the asset.

     At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised ("unlocking"), retroactively to the date of the policy or contract issuance. The cumulative prior period adjustment is recognized as a component of current period amortization. In general,

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     increases in investment returns, and thus estimated profits, lower the rate of amortization. Increases in surrender charges and mortality margins, decreases in investment returns, and decreases in estimated profits, increase the rate of amortization.

     Reserves

     Future policy benefits include reserves for universal life, immediate annuities with life contingent payouts, and traditional life insurance contracts. Reserves for universal life products are equal to cumulative deposits less withdrawals and charges plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses less the present value of future net premiums.

     Reserves for deferred annuity investment contracts and immediate annuity without life contingent payouts are equal to cumulative deposits less charges and withdrawals, plus credited interest thereon (reserve interest rates vary by product up to 10.0% for all periods presented).

     Reserves for immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates ranged from 3.0% to 8.0% for all periods presented. Mortality and withdrawal rate assumptions are based on relevant Company experience and are periodically reviewed against both industry standards and experience.

     Certain variable annuity contracts offer guaranteed minimum death benefits ("GMDB"), as well as guaranteed living benefits. The GMDB is provided in the event the customer's account value at death is below the guaranteed value. Guaranteed living benefits offered include guaranteed minimum income benefits, guaranteed minimum withdrawal benefits, and guaranteed minimum accumulation benefits. Although the Company reinsures or hedges a significant portion of the death and living benefit guarantees associated with its in force business, declines in the equity market may increase the Company's net exposure to the death and living benefits under these contracts.

     Reserves for GICs are calculated using the principal amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index plus a spread or a fixed rate, established at the issue date of the contract.

     Reserves for universal life products are equal to cumulative deposits less withdrawals and charges plus credited interest thereon. In addition, the Company holds reserves as required for SOP 03-1 for certain products with anticipated losses in later policy durations. Reserves for traditional life insurance contracts represent the present value of future benefits to be

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     paid to or on behalf of contractowners and related expenses less the present value of future net premiums.

     Sales Inducements

     Sales inducements represent benefits paid to contractowners that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement. As of January 1, 2004, such amounts are reported separately on the balance sheet in accordance with SOP 03-1. Prior to 2004, sales inducements were recorded as a component of DAC on the Balance Sheet. Beginning in 2004, sales inducements are amortized as a component of interest credited and other benefits to contractowners using methodologies and assumptions consistent with those used for amortization of DAC.

     Revenue Recognition

     For universal life and most annuity contracts, charges assessed against contractowners' funds for the cost of insurance, surrender, expenses, and other fees are recorded as revenue as charges are assessed against contractowners. Other amounts received for these contracts are reflected as deposits and are not recorded as premium or revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting amount in both premiums and benefits in the Statements of Operations.

     Premiums on the Statements of Operations primarily represent amounts received under traditional life insurance policies.

     For GICs, deposits made to the Company are not recorded as revenue in the Statements of Operations and are recorded directly to policy liabilities and accruals on the Balance Sheet.

     Separate Accounts

     Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners who bear the investment risk, subject, in limited cases, to certain minimum guarantees. Investment income and investment gains and losses generally accrue directly to such contractowners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Separate Account assets supporting variable options under annuity and universal life contracts are invested, as designated by the contractowner or participant (who bears the investment risk, subject, in limited cases, to minimum guaranteed rates) under a contract, in shares of mutual funds which are managed by the Company or its affiliates, or in other selected mutual funds not managed by the Company or its affiliates.

     Separate Account assets and liabilities are carried at fair value and shown as separate captions in the Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Statement of Operations. The Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

     Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for presentation in the separate caption in the Balance Sheets (primarily guaranteed interest options), and revenue and expenses related to such arrangements, are consolidated in the financial statements with the general account. At December 31, 2004 and 2003, unrealized gains of $100.5 and $112.8, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

     Reinsurance

     The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses in certain aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company's Balance Sheets.

     Participating Insurance

     Participating business approximates 10% of the Company's ordinary life insurance in force and 26% of premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Amounts allocable to participating contractowners are based on published dividend projections or expected dividend scales. Dividends to participating policyholders of $16.2, $17.2, and $23.7, were incurred during the years ended December 31, 2004, 2003 and 2002, respectively.

     Income Taxes

     The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

2.   Investments

     Fixed maturities and equity securities available-for-sale as of December 31, 2004 were as follows:


                                                                            Gross           Gross
                                                         Amortized       Unrealized       Unrealized         Fair
                                                           Cost             Gains           Losses           Value
                                                       --------------   --------------  ---------------  --------------
      Fixed maturities:
          U.S. government and government
            agencies and authorities                     $     464.0      $       1.8     $        1.1     $     464.7
          State, municipalities and political
            subdivisions                                        20.7                -              0.8            19.9

          U.S. corporate securities:
            Public utilities                                 1,796.9             78.4              8.9         1,866.4
            Other corporate securities                       6,292.4            243.5             22.7         6,513.2
                                                       --------------   --------------  ---------------  --------------
          Total U.S. corporate securities                    8,089.3            321.9             31.6         8,379.6
                                                       --------------   --------------  ---------------  --------------
          Foreign securities:
            Government                                         518.9             24.2              2.2           540.9
            Other                                            2,571.2             97.7             11.5         2,657.4
                                                       --------------   --------------  ---------------  --------------
          Total foreign securities                           3,090.1            121.9             13.7         3,198.3
                                                       --------------   --------------  ---------------  --------------
          Residential mortgage-backed securities             3,440.3             43.9             22.4         3,461.8
          Commercial mortgaged-backed securities             1,107.8             34.9              3.0         1,139.7
          Other asset-backed securities                      1,934.2             14.3             14.7         1,933.8
                                                       --------------   --------------  ---------------  --------------
          Total fixed maturities, including fixed
            maturities pledged                              18,146.4            538.7             87.3        18,597.8
          Less: fixed maturities pledged                     1,100.5              9.8              1.7         1,108.6
                                                       --------------   --------------  ---------------  --------------
      Fixed maturities                                      17,045.9            528.9             85.6        17,489.2
      Equity securities                                         34.8              0.5                -            35.3
                                                       --------------   --------------  ---------------  --------------
      Total investments available-for-sale               $  17,080.7      $     529.4     $     $ 85.6     $  17,524.5
                                                       ==============   ==============  ===============  ==============


ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Fixed maturities and equity securities available-for-sale as of December 31, 2003 were as follows:


                                                                            Gross           Gross
                                                         Amortized       Unrealized       Unrealized         Fair
                                                           Cost             Gains           Losses           Value
                                                       --------------   --------------  ---------------  --------------
      Fixed maturities:
          U.S. government and government
            agencies and authorities                     $     195.5      $       2.0     $        0.1     $     197.4
          State, municipalities and political
            subdivisions                                        31.7                -              2.5            29.2

          U.S. corporate securities:
            Public utilities                                 1,341.2             84.3              8.0         1,417.5
            Other corporate securities                       6,246.4            300.9             33.7         6,513.6
                                                       --------------   --------------  ---------------  --------------
          Total U.S. corporate securities                    7,587.6            385.2             41.7         7,931.1
                                                       --------------   --------------  ---------------  --------------
          Foreign securities:
            Government                                         487.1             21.7              3.9           504.9
            Other                                            1,984.4             96.0             24.1         2,056.3
                                                       --------------   --------------  ---------------  --------------
          Total foreign securities                           2,471.5            117.7             28.0         2,561.2
                                                       --------------   --------------  ---------------  --------------
          Residential mortgage-backed securities             3,247.0             66.7             21.8         3,291.9
          Commercial mortgage-backed securities                774.2             45.8              2.1           817.9
          Other asset-backed securities                      1,273.0             17.2             21.1         1,269.1

          Total fixed maturities, including fixed
            maturities pledged                              15,580.5            634.6            117.3        16,097.8
          Less: fixed maturities pledged                       555.5              6.4              2.8           559.1
                                                       --------------   --------------  ---------------  --------------
      Fixed maturities                                      15,025.0            628.2            114.5        15,538.7
      Equity securities                                        115.2              5.0                -           120.2
                                                       --------------   --------------  ---------------  --------------
      Total investments available-for-sale               $  15,140.2      $     633.2     $      114.5     $  15,658.9
                                                       ==============   ==============  ===============  ==============



     At December 31, 2004 and 2003, net unrealized appreciation is $451.9 and $522.3, respectively, on total fixed maturities, including fixed maturities pledged to creditors, and equity securities.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     The aggregate unrealized losses and related fair values of total fixed maturities, including fixed maturities pledged to creditors, and equity securities with unrealized losses as of December 31, 2004, are shown below by duration:


                                                Unrealized             Fair
                                                   Loss                Value
                                           -----------------   -----------------
     Duration category:
       Less than six months below cost       $      27.2         $   3,199.9
       More than six months and less
         than twelve months below cost              29.9             1,710.7
       More than twelve months below cost           30.2               709.1
                                           -----------------   -----------------
                                             $      87.3        $    5,619.7
                                           =================   =================


     Of the unrealized losses less than 6 months in duration of $27.2, there were $12.3 in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. The remaining unrealized losses of $14.9 as of December 31, 2004, relates to securities under the guidance prescribed by EITF Issue No. 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows for which the carrying amount was $1,560.4.

     Of the unrealized losses more than 6 months and less than 12 months in duration of $29.9, there were $16.9 in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. The remaining unrealized losses of $13.0 as of December 31, 2004, relates to securities under the guidance prescribed by EITF Issue No. 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows for which the carrying amount was $768.8.

     Of the unrealized losses more than 12 months in duration of $30.2, there were $18.0, in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. The remaining unrealized losses of $12.2 as of December 31, 2004, relates to securities under the guidance prescribed by EITF Issue No. 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows for which the carrying amount was $222.8.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     The amortized cost and fair value of fixed maturities as of December 31, 2004 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.


                                                Amortized            Fair
                                                  Cost               Value
                                            -----------------  -----------------
     Due to mature:
       One year or less                       $      336.8       $      341.5
       After one year through five years           4,066.3            4,151.2
       After five years through ten years          4,209.5            4,403.0
       After ten years                             3,051.6            3,166.9
       Mortgage-backed securities                  4,548.0            4,601.4
       Other asset-backed securities               1,934.2            1,933.8
     Less: fixed maturities pledged                1,100.5            1,108.6
                                            -----------------  -----------------
     Fixed maturities, excluding fixed
       maturities pledged                     $   17,045.9       $   17,489.2
                                            =================  =================


     The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 2004.

     At December 31, 2004 and 2003, fixed maturities with fair values of $11.9 and $20.1, respectively, were on deposit as required by regulatory authorities.

     The  Company  is a member  of the  Federal  Home  Loan  Bank of Des  Moines
     ("FHLB") and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At December 31, 2004 and 2003, respectively, the Company had $376.3 and $125.3 in non-putable funding agreements issued to the FHLB. At December 31, 2004 and 2003, respectively, assets with a carrying value of approximately $422.0 and $148.2 collateralized the funding agreements to the FHLB. Collateralized assets are included in fixed maturities in the Balance Sheets.

     The Company enters into dollar repurchase agreements ("dollar rolls") and repurchase agreements to increase its return on investments and improve liquidity. At December 31, 2004 and 2003, the carrying value of the securities pledged in dollar rolls and repurchase agreements was $715.9 and $536.8, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreements is included in pledged securities on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $713.4 and $534.2 at December 31, 2004 and 2003, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in borrowed money on the Balance Sheets.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

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

     The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2004. The Company believes the counterparties to the dollar rolls, repurchase agreements, reverse repurchase agreements, and securities lending are financially responsible and that the counterparty risk is immaterial.

     Impairments

     The  following   table   identifies   the  Company's   other-than-temporary
     impairments by type as of December 31:


                                                 2004                         2003                        2002
                                       ---------------------------- ---------------------------- ---------------------------
                                                         No. of                       No. of                      No. of
                                         Impairment    Securities    Impairment     Securities    Impairment    Securities
                                      --------------- ------------ --------------- ------------ -------------- ------------
     U.S. Corporate                     $     -            -         $  23.7           16         $    0.1            1
     Residential mortgage-backed            9.1           88            81.3          173             81.3          125
     Foreign                                8.5            4            11.5            2              8.5            3
     Asset-backed                          11.5            6             5.8            7             31.1           14
     Equity                                   -            -               -            -                -            1
     Limited partnerships                   2.2            1               -            -                -            -
                                      --------------- ------------ --------------- ------------ -------------- ------------
     Total                              $  31.3           99         $ 122.3          198         $  121.0          144
                                      =============== ============ =============== ============ ============== ============


     The remaining fair value of the impaired fixed maturities at December 31, 2004 and 2003 is $168.7 and $192.0, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Net Investment Income

     Sources of net investment income were as follows:


                                                                            Year ended December 31,
                                                                  2004               2003               2002
                                                            -----------------  -----------------  ------------------
     Fixed maturities                                          $       960.5     $        957.6     $         946.1
     Equity securities                                                   0.3                0.2                   -
     Mortgage loans on real estate                                     221.8              208.5               202.2
     Real estate                                                         0.2                0.6                 0.3
     Policy loans                                                        9.8                8.8                 9.5
     Short-term investments and cash equivalents                         1.4                1.5                 3.7
     Other                                                             (98.4)            (138.6)             (127.9)
                                                            -----------------  -----------------  ------------------
     Gross investment income                                         1,095.6            1,038.6             1,033.9
     Less: investment expenses                                          71.7               64.0                44.6
                                                            -----------------  -----------------  ------------------
     Net investment income                                     $     1,023.9     $        974.6     $         989.3
                                                            =================  =================  ==================



     Net Realized Capital Gains and Losses

     Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the impairment of investments. Net realized capital gains (losses) on investments were as follows:


                                                                             Year ended December 31,
                                                                   2004               2003                2002
                                                            -----------------  ------------------  -----------------
     Fixed maturities                                          $       44.0      $        108.7      $      (105.9)
     Equity securities                                                  6.4                 0.2                0.1
     Derivatives                                                        9.3                 1.7              (92.0)
     Real estate                                                          -                (3.4)               1.7
     Other                                                             (2.1)               (0.3)              (0.4)
                                                            -----------------  ------------------  -----------------
     Pretax net realized capital gains (losses)                $       57.6      $        106.9      $      (196.5)
                                                            =================  ==================  =================
     After-tax net realized capital gains (losses)                   $ 37.4      $         69.5      $      (127.7)
                                                            =================  ==================  =================


     Proceeds from the sale of fixed maturities and equity securities and the related gross gains and losses were as follows:


                                                                              Year ended December 31,
                                                                   2004                2003               2002
                                                            -----------------   -----------------  -----------------
     Proceeds on sales                                        $   9,916.3         $  13,664.8        $  15,027.8
     Gross gains                                                    145.5               297.6              253.3
     Gross losses                                                    59.3                60.4              224.2


ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Changes in accumulated other comprehensive income related to changes in net unrealized capital gains and losses on securities, including securities pledged were as follows:


                                                                           Year ended December 31,
                                                                 2004                2003               2002
                                                           -----------------   -----------------  -----------------
     Fixed maturities                                        $   (65.9)          $   (90.4)         $   556.5
     Equity securities                                            (4.5)                8.6               (3.9)
     DAC/VOBA                                                    (48.1)              151.2             (353.1)
     Sales inducements                                            (6.7)                  -                  -
     Other                                                        11.3                13.4                2.8
                                                           -----------------   -----------------  -----------------
     Subtotal                                                   (113.9)               82.8              202.3
     Deferred income taxes                                        43.4               (27.9)               0.9
                                                           -----------------   -----------------  -----------------
     Net unrealized capital gains (losses)                   $   (70.5)             $ 54.9          $   203.2
                                                           =================   =================  =================



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

     Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument. FAS No. 107 excludes certain financial instruments, including insurance contracts, and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

     Fixed maturity securities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Company's evaluation of the borrower's ability to compete in their relevant market. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

     Equity securities: Fair values of these securities are based upon quoted market price.

     Mortgage loans on real estate: The fair values for mortgage loans on real estate are estimated using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

     Cash, cash equivalents, short-term investments under securities loan agreement and policy loans: The carrying amounts for these assets approximate the assets' fair values. Derivatives are carried at fair value on the Balance Sheets.

     Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the individual securities in the separate accounts.

     Other financial instruments reported as assets: The carrying amounts for these financial instruments (primarily derivatives) approximate those assets' fair values. Derivatives are carried at fair value on the Balance Sheets.

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

          Without a fixed maturity: Fair value is estimated as the amount payable to the contractowner upon demand. However, the Company has the right under such contracts to delay payment of withdrawals which may ultimately result in paying an amount different than that determined to be payable on demand.

     Liabilities related to separate accounts: Liabilities related to separate accounts are reported at full account value in the Company's Balance Sheets. Estimated fair values of separate account liabilities are equal to their carrying amount.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 2004 and 2003 were as follows:


                                                                    2004                            2003
                                                        ------------------------------  ------------------------------
                                                          Carrying          Fair          Carrying          Fair
                                                            Value           Value           Value           Value
                                                        --------------  --------------  --------------  --------------
     Assets:
         Fixed maturity, including securities
           pledged                                        $ 18,597.8      $ 18,597.8      $ 16,097.8      $ 16,097.8
         Equity securities                                      35.3            35.3           120.2           120.2
         Mortgage loans on real estate                       3,851.8         3,969.4         3,388.7         3,581.4
         Policy loans                                          169.0           169.0           177.1           177.1
         Cash, cash equivalents,
           and short-term investments
           under securities loan agreement                     611.8           611.8            88.0            88.0
         Other investments                                     228.8           229.0            60.8            61.1
         Assets held in separate accounts                   24,746.7        24,746.7        18,220.1        18,220.1
     Liabilities:
         Notes to affiliates                                   435.0           508.5            85.0           145.2
         Investment contract liabilities:
           Deferred annuities                               17,525.9        16,344.6        16,072.4        15,069.0
           Supplementary contracts and
             immediate annuities                               864.9           864.9           840.1           840.1
           Liabilities related to separate accounts         24,746.7        24,746.7        18,220.1        18,220.1


     Fair  value  estimates  are made at a  specific  point  in  time,  based on available market information and judgments about various financial instruments, such as estimates of timing and amounts of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company's management of interest rate, price, and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

     Derivative Financial Instruments

     Interest Rate Caps

     Interest rate caps are used to manage the interest rate risk in the Company's bond portfolio. Interest rate caps are purchased contracts that provide the Company with an annuity in an increasing interest rate environment. The notional amount of the Company's open interest rate caps as of December 31, 2004 was $236.2. Carrying value and estimated fair value of the open interest rate caps was minimal as of December 31, 2004. The notional amount of the Company's open interest rate caps as of December 31,

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     2003 was $1,036.2. Carrying value and estimated fair value of the open interest rate caps were minimal as of December 31, 2003.

     Interest Rate Swaps

     Interest rate swaps are used to manage the interest rate risk in the Company's bond portfolio as well as the Company's liabilities. Interest rate swaps represent contracts that require the exchange of cash flows at regular interim periods, typically monthly or quarterly. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of December 31, 2004 were $2,832.8, $34.0 and $34.0, respectively. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of December 31, 2003 were $1,266.5, $(91.2) and $(91.2), respectively.

     Futures

     Futures contracts are used to hedge against a decrease in certain indexes. Such decrease results in increased reserve liabilities, and the futures offset this increased expense. The underlying reserve liabilities are carried at market value with the change in value recorded in the Statements of Operations, which is offset by the daily cash movement of the futures. The notional amount, carrying value and estimated fair value of the Company's open futures contracts as of December 31, 2004, were $1,177.9, $(0.2) and $(0.2), respectively. The notional amount, carrying value and estimated fair value of the Company's open futures contracts as of December 31, 2003, were $491.3, $0.8 and $0.8, respectively.

     Foreign Exchange Swaps

     Foreign exchange swaps are used to reduce the risk of a change in the value, yield, or cash flow with respect to invested assets. Foreign exchange swaps represent contracts that require the exchange of foreign currency cash flows for US dollar cash flows at regular interim periods, typically quarterly or semi-annually. The notional amount, carrying value, and estimated fair value of the Company's open foreign exchange rate swaps as of December 31, 2004 were $146.7, $(34.5) and $(34.5), respectively. The notional amount, carrying value, and estimated fair value of the Company's open foreign exchange rate swaps as of December 31, 2003 were $128.2, $(19.4) and $(19.4), respectively.

     Options

     Standard & Poor's ("S&P") Options are used to hedge against an increase in the S&P Index. Such increase results in increased reserve liabilities, and the options offset this increased expense. The options are accounted for in

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     a consistent manner with the underlying reserve liabilities, both of which are carried at fair value with the change in value recorded in the Statements of Operations. If the options mature in the money, the amount received is recorded in income to offset the increased expense for the reserve liabilities. The notional amount, carrying value and estimated fair value of the Company's open options as of December 31, 2004 were $2,335.4, $166.0, and $166.0, respectively. The notional amount, carrying value and estimated fair value of the Company's open options as of December 31, 2003 were $1,287.8, $100.9, and $100.9, respectively.

     Embedded Derivatives

     The Company also has investments in certain fixed maturity instruments and retail annuity products that contain embedded derivatives, including those whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. The estimated fair value of the embedded derivatives within securities as of December 31, 2004 and 2003 was $(4.6) and $(1.1), respectively. The estimated fair value of the embedded derivatives within retail annuity products as of December 31, 2004 and 2003, was $479.9 and $238.9, respectively.


4.   Deferred Policy Acquisition Costs and Value of Business Acquired

     Activity for the years ended December 31, 2004, 2003 and 2002, within VOBA was as follows:


     Balance at December 31, 2001                                $     202.5
         Adjustment for unrealized gains/losses                        (34.2)
         Interest accrued at 4% - 5%                                    10.1
         Amortization                                                  (43.9)
                                                               -----------------
     Balance at December 31, 2002                                      134.5
         Adjustment for unrealized gains/losses                          7.0
         Interest accrued at 4% - 5%                                     6.6
         Amortization                                                  (36.6)
                                                               -----------------
     Balance at December 31, 2003                                      111.5
         Adjustment for unrealized gains/losses                         (0.5)
         Interest accrued at 4% - 5%                                     6.8
         Amortization                                                   (5.6)
                                                               -----------------
     Balance at December 31, 2004                                $     112.2
                                                               =================


     The estimated amount of VOBA to be amortized, net of interest, over the next five years is $15.5, $13.6, $11.0, $10.1, and $12.3, for the years
     2005, 2006, 2007, 2008 and 2009, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Analysis of DAC/VOBA - Annuity

     The variance in amortization expense in 2004 versus 2003 was impacted by SOP 03-1. In prior years, amortization of inducements was included in amortization of DAC and VOBA. Beginning in 2004, sales inducement amortization is included as a component of benefit expense in accordance with SOP 03-1. Therefore, the decrease in amortization of DAC and VOBA is partially related to 2004 sales inducement amortization being included in interest credited instead of amortization of DAC and VOBA. Also contributing to the decrease is the improved market performance during 2003, which lowered the amortization rate for 2004. Amortization expense in 2003 was higher than 2002 due in part to the poor equity market performance in 2002, which increased the amortization rate in 2003, as well as to the amortization of acquisition costs related to increased sales of fixed annuities during 2002. 2003 was the first full year of amortization for this block of acquisition costs. Also impacting amortization of DAC and VOBA are unlocking adjustments discussed below.

     The actual separate account market return exhibited by the variable deposits invested in mutual funds associated with the Company's liabilities in 2004 exceeded the long-term assumption, thereby producing deceleration of DAC/VOBA amortization of $6.6, before tax. As a part of the regular analysis of DAC/VOBA, at the end of the first quarter of 2004, the Company modified its assumptions regarding the future rate of spread income on some of its fixed annuity liabilities. The assumption modification was in the direction of lower spread income, and produced an acceleration of DAC/VOBA amortization of $5.0, before tax. Similar regular analysis of DAC\VOBA at the end of the third quarter of 2004 included unlocking of the Company's assumptions regarding contractowner withdrawal behavior. Based on experience studies, assumed rates of full surrender for both fixed and variable annuities and rates of partial withdrawal of account balance for variable annuities were all modified downward, producing a deceleration of DAC/VOBA amortization of $4.2, before tax. The combined effect of the three factors of actual variable return for 2004 exceeding long-term assumptions, modification of future spread income expectations, and modification of expectations regarding future withdrawal behavior was a deceleration of DAC/VOBA amortization totaling $5.8, before tax, or $3.8, net of $2.0 of federal income tax expense.

     The Company reset long-term return assumptions for the separate account to 8.5% from 9.0% (gross before fund management fees and mortality, expense, and other policy charges) as of December 31, 2003, reflecting a blended return of equity and other sub-accounts. The largest component of the 2003 unlocking adjustment comprised a deceleration of DAC/VOBA amortization totaling $41.3, before tax. This component was primarily driven by improved market performance. The Company also unlocked assumptions regarding future lapse rates for fixed annuities during the analysis at the end of 2003, resulting in an acceleration of DAC/VOBA amortization of $6.0, before tax. In each of the regular analyses of DAC/VOBA at the end of the third and fourth quarters of 2003, expectations regarding yields on assets backing

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     fixed annuity liabilities were revised downward, resulting in respective accelerations of DAC/VOBA amortization measuring $2.1, before tax and $6.0, before tax. The combined effect of all unlocking in 2003 was a deceleration of DAC/VOBA amortization totaling $27.2, before tax, or $17.7, net of $9.5 of federal income tax expense.

     As part of the regular analysis of DAC/VOBA, at the end of third quarter of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term assumptions for the separate account return to 9.0% (gross before fund management fees and mortality, expense, and other policy charges), as of December 31, 2002, reflecting a blended return of equity and other sub-accounts. The largest component of the 2002 unlocking adjustment comprised an acceleration of DAC/VOBA amortization totaling $91.5, before tax. This component was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. The Company also unlocked assumptions regarding future lapse and partial withdrawal rates for fixed annuities during the analysis at the end of the third quarter of 2002, resulting in an acceleration of DAC/VOBA amortization measuring $2.0, before tax. During the regular analysis at the end of the fourth quarter of 2002, expectations regarding the assets backing the fixed annuity liabilities were revised to reflect higher anticipated default rates. This fourth quarter adjustment resulted in an acceleration of DAC/VOBA amortization of $8.0, before tax. The combined effect of all unlocking adjustments in 2002 was an acceleration of DAC/VOBA amortization totaling $101.5 before tax, or $66.0, net of $35.5 of federal income tax benefit.

     Analysis DAC/VOBA - Life

     As part of the regular analysis of DAC/VOBA for the life insurance block, at the end of each of the years ended December 31, 2004, 2003, and 2002, the Company unlocked due to assumption changes related primarily to mortality, lapse, expense, and interest amounts. The impact of unlocking on the amortization of DAC/VOBA was a decrease of $1.2 in 2004, an increase of $6.0 in 2003, and an increase of $5.2 in 2002.


5.   Dividend Restrictions and Shareholder's Equity

     The Company's ability to pay dividends to its parent is subject to the prior approval of the Iowa Division of Insurance for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10%) of the Company's statutory surplus at the prior year end or (2) the Company's prior year statutory net gain from operations. The Company did not pay any dividends on its common stock during 2004 or 2002. During 2003, the Company paid $12.4 in dividends on its common stock to its Parent.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     The Insurance Division of the State of Iowa (the "Division"), effective January 1, 2004, recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net income (loss) was $96.1, $(85.1), and $(328.0), for the years ended December 31, 2004, 2003 and 2002, respectively. Statutory capital and surplus was $1,668.3 and $1,081.1 as of December 31, 2004 and 2003, respectively.

     As of December 31, 2004, the Company did not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affected statutory capital and surplus.


6.   Additional Insurance Benefits and Minimum Guarantees

     Under SOP 03-1, the Company calculates additional liabilities ("SOP reserves") for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The SOP reserve recognized for such products is in addition to the liability previously held (the "Account Value") and recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

     ING USA calculates a benefit ratio for each block of business subject to the SOP, and calculates an SOP reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess death benefits during the period. The SOP reserve is accumulated at interest rates using the contract-credited rate for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     The SOP reserve for annuities with GMDBs is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the GMDB SOP reserve at December 31, 2004:


         Area                            Assumptions/Basis for Assumptions
     -------------------------           ---------------------------------------
         Data used                       Based on 101 investment performance
                                           scenarios stratified based on 10,000
                                           random generated scenarios
         Mean investment performance     8.5%
         Volatility                      18.0%
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


     The SOP reserve for annuities with GMABs and GMWBs are considered to be derivatives under FAS No. 133 and are recognized at fair value through earnings.

     The SOP reserve for the guaranteed minimum income benefits ("GMIB") is determined each period by estimating the expected value of the annutization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if the actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for calculating the additional GMIB liability at December 31, 2004, are consistent with those used for the calculating the additional GMDB liability. In addition, the calculation of the GMIB liability assumes dynamic surrenders and dynamic annuitization reflecting the extent to which the benefit, at the time of payment, has a positive value.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     The separate account liabilities subject to SOP 03-1 for minimum guaranteed benefits, and the additional liabilities recognized related to minimum guarantees, by type, as of December 31, 2004, and the paid and incurred amounts by type for the year ended December 31, 2004 were as follows:


                                                              Guaranteed          Guaranteed          Guaranteed
                                                                Minimum            Minimum              Minimum
                                                                 Death          Accumulation/           Income
                                                                Benefit       Withdrawal Benefit        Benefit
                                                                (GMDB)           (GMAB/GMWB)            (GMIB)
                                                             --------------  ---------------------   --------------
     Separate account liability
         balance                                               $ 25,843.4            $ 1,826.7         $  9,079.6
                                                             ==============  =====================   ==============
     Additional liability balance:
         Balance at January 1, 2004                            $     56.5            $    14.5         $     13.6
         Incurred guaranteed benefits                                39.0                 (4.9)              17.1
         Paid guaranteed benefits                                   (28.6)                   -                  -
                                                             --------------  ---------------------   --------------
     Balance at December 31, 2004                              $     66.9            $     9.6         $     30.7
                                                             ==============  =====================   ==============



     The net amount at risk (net of reinsurance) and the weighted average attained age of contractowners by type of minimum guaranteed benefit, were as follows as of December 31, 2004:


                                                             Guaranteed          Guaranteed          Guaranteed
                                                              Minimum             Minimum             Minimum
                                                               Death           Accumulation/           Income
                                                              Benefit        Withdrawal Benefit       Benefit
                                                               (GMDB)           (GMAB/GMWB)            (GMIB)
                                                           ---------------  ---------------------  ---------------
     Net Amount at Risk (net of reinsurance)                  $ 1,365.7         $     65.4           $  204.3
     Weighted Average Attained Age                                   63                 61                 61



     The aggregate fair value of equity securities (including mutual funds), supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2004 was $24,746.7.


7.   Sales Inducements

     Sales inducements represent benefits paid to contractowners that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement. Such amounts are reported separately on the balance sheet as of January 1, 2004. Prior to 2004, these amounts were included in DAC. Sales inducements are amortized as a component of benefit expense using methodologies and assumptions consistent with those used for amortization of DAC. During the year ended December 31, 2004, the Company

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     capitalized  and  amortized  $100.9  and  $65.5,  respectively,   of  sales
     inducements. The unamortized balance of capitalized sales inducements, net of unrealized gains and losses, is $514.6 as of December 31, 2004.


8.   Income Taxes

     Effective January 1, 2004, the Company files a stand-alone federal income tax return. Prior to that date, the Company and each of the Merger Companies, filed federal income tax returns with their respective filing groups.

     Income tax expense (benefit) from continuing operations included in the financial statements are as follows:


                                                                            Year ended December 31,
                                                                  2004               2003               2002
                                                            -----------------  -----------------  ------------------
     Current tax expense (benefit):
         Federal                                              $     4.7          $     1.2          $    (19.9)
                                                            -----------------  -----------------  ------------------
             Total current tax expense (benefit)                    4.7                1.2               (19.9)
                                                            -----------------  -----------------  ------------------
     Deferred tax expense (benefit):
         Operations and capital loss carryforwards                 31.5               53.3                (3.9)
         Other federal deferred tax                                44.5              (55.3)              (36.4)
                                                            -----------------  -----------------  ------------------
             Total deferred tax expense (benefit)                  76.0               (2.0)              (40.3)
                                                            -----------------  -----------------  ------------------
     Total income tax expense (benefit)                       $    80.7          $    (0.8)         $    (60.2)
                                                            =================  =================  ==================


     Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:


                                                                            Year ended December 31,
                                                                  2004               2003               2002
                                                            -----------------  -----------------  ------------------
     Income before income taxes and cumulative
         effect of change in accounting principle             $     173.6         $     56.5        $     (176.3)
     Tax rate                                                         35%                35%                 35%
                                                            -----------------  -----------------  ------------------
     Income tax at federal statutory rate                           60.8               19.8               (61.7)
     Tax effect of:
         Meals and entertainment                                     0.5                0.4                 0.6
         Dividend received deduction                                 1.3              (11.5)                0.8
         Product reserves                                            3.0                  -                   -
         Investments                                                15.0                  -                   -
         Refinement of deferred tax balances                           -               (9.5)                  -
         Other                                                       0.1                  -                 0.1
                                                            -----------------  -----------------  ------------------
     Income tax expense (benefit)                              $     80.7          $    (0.8)       $      (60.2)
                                                            =================  =================  ==================


ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

                                                                                      2004               2003
                                                                               -----------------  -----------------
     Deferred tax assets:
         Operations and capital loss carryforwards                               $     133.5        $     168.5
         Future policy benefits                                                        619.9              517.4
         Goodwill                                                                        9.3                9.8
         Investments                                                                    42.4               20.5
         Employee compensation and benefits                                             19.9               16.8
         Other                                                                          19.5               33.4
                                                                               -----------------  -----------------
                Total gross assets                                                     844.5              766.4

     Deferred tax liabilities:
         Unrealized gains on investments                                              (157.1)            (170.1)
         Deferred policy acquisition cost                                             (663.1)            (529.1)
         Value of purchased insurance in force                                         (33.4)             (38.3)
         Other                                                                          (3.5)              (9.5)
                                                                               -----------------  -----------------
                Total gross liabilities                                               (857.1)            (747.0)
                                                                               -----------------  -----------------
     Net deferred income tax asset (liability)                                   $     (12.6)       $      19.4
                                                                               =================  =================


     Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. No valuation allowance has been established at this time as management believes the above conditions presently do not exist.

     At December 31, 2004, the Company has operating loss carryforwards of approximately $381.5, for federal income tax purposes, which are available to offset future taxable income. If not used, these carryforwards will expire between 2015 and 2019.

     Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes.

     Under prior law, life insurance companies were allowed to defer from taxation a portion of income. The deferred income was accumulated in the Policyholders' Surplus Account. Equitable Life had a Policyholders' Surplus Account prior to the merger, which carried over to the Company. This deferred income only becomes taxable under certain conditions, which management believes to be remote. Furthermore, the American Jobs Creation Act of 2004 allows certain tax-free distributions from the Policyholders' Surplus Account during 2005 and 2006. Therefore, based on currently available information, no federal income taxes have been provided on the Policyholders' Surplus Account accumulated balance of $14.4.

     The Company establishes reserves for possible proposed adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against any such adjustments.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Currently, the Internal Revenue Service is conducting examinations for the years 2000 and 2001 and various state tax audits are in process.


9.   Benefit Plans

     Defined Benefit Plan

     ING North America Insurance Corporation ("ING North America") sponsors the ING Americas Retirement Plan (the "Retirement Plan"), effective as of December 31, 2001. Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees) are eligible to participate, including the Company's employees.

     The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees' participation in the Retirement Plan were $11.4, $9.3, and $4.8, for the years ended 2004, 2003 and 2002, respectively.

     Defined Contribution Plans

     ING North America sponsors the ING Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees) are eligible to participate, including the Company's employees other than Company agents. The Savings Plan is a tax-qualified profit sharing and stock bonus plan, which includes an employee stock ownership plan ("ESOP") component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. All matching contributions are subject to a 4-year graded vesting schedule (although certain specified participants are subject to a 5-year graded vesting schedule). All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges to operations of the Company for the Savings Plan were $3.5, $2.8, and $3.0, for the years ended December 31, 2004, 2003 and 2002, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Other Benefit Plans

     In addition to providing retirement plan benefits, the Company, in conjunction with ING North America, provides certain supplemental retirement benefits to eligible employees and health care and life insurance benefits to retired employees and other eligible dependents. The supplemental retirement plan includes a non-qualified defined benefit pension plan, and a non-qualified defined contribution plan, which means all benefits are payable from the general assets of the Company. The post-retirement health care plan include contributory, with retiree contribution levels adjusted annually. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage. The benefits charges allocated to the Company related to all of these plans for the years ended December 31, 2004, 2003, and 2002 were not significant.


10.  Related Party Transactions

     Operating Agreements

     The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

     |X| Underwriting and distribution agreement with Directed Services, Inc. ("DSI"), for the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker-dealers to distribute the Company's variable products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2004, 2003 and 2002, expenses were incurred in the amounts of $371.4, $269.3, and $287.1, respectively.
     |X| Asset management agreement with ING Investment Management LLC ("IIM"), in which IIM provides asset management and accounting services. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2004, 2003 and 2002, expenses were incurred in the amounts of $69.8, $62.4, and $43.4, respectively.
     |X| Service agreement with DSI, in which the Company provides managerial and supervisory services to DSI and earns a fee that is calculated as a percentage of average assets in the variable separate accounts. For the years ended December 31, 2004, 2003, and 2002, revenue for these services was $36.4, $27.8, and $25.8 respectively.
     |X| Expense sharing agreements with ING North America Insurance Corporation ("NAC") for administrative, management, financial, and information technology services, which were approved in 2001. For the years ended December 31, 2004, 2003 and 2002, expenses were incurred in the amounts of $65.0, $67.5, and $70.6, respectively.
     |X| Services agreement between the Company and its affiliates dated January 1, 2001, and amended effective January 1, 2002. For the years ended December 31, 2004, 2003, and 2002, net expenses related to the

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

          agreement were incurred in the amount of $5.1, $16.2, and $17.1, respectively.
     |X| ING Advisors Network, a group of broker-dealers affiliated with the Company, distributes the Company's annuity products. For the years ended December 31, 2004, 2003, and 2002, ING Advisors Network sold new contracts of $1,121.8, $765.8, and $949.1, respectively.

     Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company's expense and cost allocation methods.

     Reinsurance Agreements

     ING USA entered into a reinsurance agreement with Security Life of Denver International, Limited. ("SLDI"), an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued after January 1, 2000. In March 2003, the Company amended its reinsurance agreement with SLDI. Under this amendment, the Company terminated the reinsurance agreement for all in force and new business and recaptured all in force business reinsured under the reinsurance agreement between the Company and SLDI retroactive to January 1, 2003 and the Company reduced its reinsurance recoverable related to these liabilities by $150.1. On March 28, 2003, SLDI transferred assets to the Company in the amount of $185.6. The difference in amounts transferred on March 28, 2003 and the reduction of the reinsurance recoverables as of January 1, 2003, reflects adjustments on the investment of the reinsurance recoverable as of January 1, 2003. It also reflects adjustments on the investment income on the assets and letter of credit costs between January 1, 2003 and the date of the asset transfer. It also encompasses the net effect of a recapture fee paid in the amount of $5.0 offset by the receipt of a $24.1 negative ceding commission. The net impact of which was deferred in policy acquisition costs and is being amortized over the period of estimated future profits.

     The Company is a party to a Facultative Reinsurance Agreement with its affiliate, Security Life of Denver Insurance Company ("Security Life") dated August 20, 1999. Under the terms of the Agreement, the Company facultatively cedes certain GICs and funding agreements to Security Life on a 100% coinsurance basis. As of December 31, 2004, the value of GIC and funding agreement reserves ceded by the Company under this agreement was $1,262.7.

     Reciprocal Loan Agreement

     On January 1, 2004, the Company entered into a new reciprocal loan agreement with ING America Insurance Holding Company, Inc. ("ING AIH"), a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. In accordance with this

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     agreement, the maximum outstanding amount to be borrowed or lent shall not exceed 3% of ING USA's total admitted assets as of the preceding December
     31. This agreement supersedes previous reciprocal loan agreements between each of the Merged Companies and ING AIH, which contained various terms and maximum borrowing/lending limits.

     Under the previous and current reciprocal loan agreements, interest on any ING USA borrowings was charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings was charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under these agreements, ING USA incurred interest expense of $0.2, $0.3, and $0.3, for the years ended December 31, 2004, 2003, and 2002, respectively. ING USA earned interest of $2.5, $1.0, and $1.3, for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, ING USA had $184.2 and $120.4 receivable from ING AIH under these agreements included in due from affiliates.

     Notes to Affiliates

     The Company's promissory note in the amount of $50.0 payable to Lion was repaid on May 17, 2004. The note was issued on April 15, 1997. Interest was charged at an annual rate of 8.75% and the face amount was due on demand. The Company incurred interest expense of $1.7, $4.4, and $4.4, for the years ended December 31, 2004, 2003, and 2002, respectively.

     ING USA issued a 30-year surplus note in the principal amount of $35.0 on December 8, 1999, to its affiliate, Security Life of Denver Insurance Company (successor-in-interest to First Columbine Life Insurance Company), which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the note and related accrued interest is subordinate to payments due to contractowners and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of ING USA. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $2.8, $2.8, and $2.8, for the years ended December 31, 2004, 2003, and 2002, respectively.

     On December 29, 2004, the Company issued surplus notes in the aggregate principal amount of $400.0 (the "Notes"), scheduled to mature on December 29, 2034, to its affiliates, ING Life Insurance and Annuity Company ("ILIAC"), ReliaStar Life and SLDI, in an offering that was exempt from the registration requirements of the Securities Act of 1933. The Notes bear interest at a rate of 6.26% per year. Any payment of principle and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest expense was $0.2 for the year ended December 31, 2004.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Tax Sharing Agreements

     The Company has entered into a state tax sharing agreement with ING AIH and each of the specific subsidiaries that are parties to the agreement. The state tax agreement applies to situations in which ING AIH and all or some of the subsidiaries join in the filing of a state or local franchise, income tax, or other tax return on a consolidated, combined, or unitary basis.

     Capital Transactions

     During the years ended December 31, 2004, 2003, and 2002, ING USA received capital contributions of $230.0, $88.7, and $456.3, respectively.


11.  Financing Agreements

     The Company maintains a revolving loan agreement with SunTrust Bank, Atlanta (the "Bank"). Under this agreement, which is due on demand, the Company can borrow up to $125 from the Bank. Interest on any borrowing accrues at an annual rate equal to a rate quoted by the Bank to the Company for the borrowing. Under the agreement, the Company incurred minimal interest expense for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, the Company did not have any balances payable to the Bank.

     The Company also maintains a perpetual revolving loan agreement with Bank of New York ("BONY"). Under this agreement, the Company can borrow up to $100 from BONY. Interest on any of the Company borrowing accrues at an annual rate equal to a rate quoted by BONY to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the years ended December 31, 2004, 2003, and 2002. At December 31, 2004 and 2003, the Company did not have any balances payable to BONY.


12.  Reinsurance

     At December 31, 2004, ING USA had reinsurance treaties with 17 unaffiliated reinsurers and 1 affiliated reinsurer covering a portion of the mortality risks and guaranteed death and living benefits under its variable contracts. ING USA remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Reinsurance ceded in force for life mortality risks were $906.0 and $1,209.4 at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, net receivables were comprised of the following:


                                                  2004               2003
                                            -----------------  -----------------
     Claims recoverable from reinsurers      $    13.4           $   17.1
     Payable for reinsurance premiums             (3.2)              (6.6)
     Reinsured amounts due to an
         unaffiliated reinsurer                   (3.2)              (3.1)
     Reserve credits                              17.6               21.1
     Reinsurance ceded                         1,359.9              619.4
     Other                                         3.6                4.0
                                           ------------------  -----------------
     Total                                   $ 1,388.1           $  651.9
                                           ==================  =================


     Included in the accompanying financial statements are net policy benefit recoveries of $48.4, $48.4, and $60.0, for the years ended December 31, 2004, 2003, and 2002, respectively.

     Interest credited and other benefits to contractowners included the following premiums ceded and reinsurance recoveries:


                                                         Year ended December 31,
                                                2004               2003               2002
                                        -----------------  -----------------  ------------------
     Premiums ceded under reinsurance         $ 12.5             $ 16.4              $ 59.6
     Reinsurance recoveries                      0.8                2.2                 2.7



13.  Commitments and Contingent Liabilities

     Leases

     The Company leases its office space and certain other equipment under operating leases that expire through 2017.

     For the years ended December 31, 2004, 2003, and 2002, rent expense for leases was $7.6, $7.4, and $6.6, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2005 through 2009 are estimated to be $7.8, $7.8, $7.6, $7.5, and $7.5, respectively, and $39.4, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2004 and 2003, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $175.3 and $154.0, respectively.

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

     Other Regulatory Matters

     Regulatory Matters

     As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation.

     Fund Regulatory Issues

     Since 2002, there has been increased governmental and regulatory activity relating to mutual funds and variable insurance products. This activity has primarily focused on inappropriate trading of fund shares, revenue sharing and directed brokerage, compensation, sales practices and suitability, arrangements with service providers, pricing, compliance and controls, and adequacy of disclosure.

     In addition to responding to governmental and regulatory requests on fund regulatory issues, ING management, on its own initiative, conducted, through special counsel and a national accounting firm, an extensive internal review of mutual fund trading in ING insurance, retirement, and mutual fund products. The goal of this review was to identify any instances

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel.

     The internal review identified several isolated arrangements allowing third parties to engage in frequent trading of mutual funds within the variable insurance and mutual fund products of ING, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Each of the arrangements has been terminated and disclosed to regulators, to the independent trustees of ING Funds (U.S.) and in Company reports previously filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

     An affiliate of the Company, ING Funds Distributors, LLC ("IFD") has received notice from the staff of the National Association of Securities Dealers ("NASD") that the staff has made a preliminary determination to recommend that disciplinary action be brought against IFD and one of its registered persons for violations of the NASD Conduct Rules and federal securities laws in connection with frequent trading arrangements.

     Other regulators, including the SEC and the New York Attorney General, are also likely to take some action with respect to the Company or certain affiliates before concluding their investigation of ING relating to fund trading. The potential outcome of such action is difficult to predict but could subject the Company or certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of such action will have a material adverse effect on ING or ING's U.S.-based operations, including the Company.

     ING has  agreed to  indemnify  and hold  harmless  the ING  Funds  from all damages resulting from wrongful conduct by ING or its employees or from ING's internal investigation, any investigations conducted by any governmental or self-regulatory agencies, litigation or other formal proceedings, including any proceedings by the Securities and Exchange Commission ("SEC"). Management reported to the ING Funds Board that ING management believes that the total amount of any indemnification obligations will not be material to ING or ING's U.S.-based operations , including the Company.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Other Regulatory Matters

     The New York Attorney General and other regulators are also conducting broad inquiries and investigations involving the insurance industry. These initiatives currently focus on, among other things, compensation and other sales incentives, potential conflicts of interest, potential anti-competitive activity, marketing practices, certain financial reinsurance arrangements, and disclosure. It is likely that the scope of these investigations will further broaden before the investigations are concluded. U.S. affiliates of ING have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information.

     These initiatives may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged.

     In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to our business practices are appropriate.


14.  Other Comprehensive Income

     The components of other comprehensive income for the years ended December 31, 2004 and 2003 were as follows:

                                                          2004                2003
                                                    ------------------  -----------------
     Net unrealized capital gains (losses):
         Fixed maturities                            $   451.4          $   517.3
         Equity securities                                 0.5                5.0
         DAC/VOBA                                       (258.6)            (210.5)
         Sales inducements                                (6.7)                 -
         Other                                            (2.6)             (13.9)
                                                    ------------------  -----------------
     Subtotal                                            184.0              297.9
     Less: Deferred income taxes                         (66.4)            (109.8)
                                                    ------------------  -----------------
     Net unrealized capital gains (losses)               117.6              188.1
     Minimum pension liability                            (4.9)                 -
                                                    ------------------  -----------------
     Net accumulated other comprehensive income      $   112.7          $   188.1
                                                    ==================  =================


ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Changes in accumulated other comprehensive income related to changes in net unrealized gains (losses) on securities, including securities pledged, were as follows:


                                                                           Year ended December 31,
                                                                 2004                2003               2002
                                                           ------------------  -----------------  -----------------
     Unrealized holding gains (losses) arising
         during the year (1)                                  $     (26.8)        $    125.9         $    152.6
     Less: reclassification adjustment for gains
         (losses) and other items included in
         net income (2)                                              43.7               71.0              (50.6)
                                                           ------------------  -----------------  -----------------
     Net unrealized gains (losses) on securities                  $ (70.5)            $ 54.9            $ 203.2
                                                           ==================  =================  =================


(1) Pretax unrealized holding gains (losses) were $(41.2), $193.7 and $234.8, for the years ended December 31, 2004, 2003 and 2002, respectively.
(2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $67.2, $109.2 and $(77.8), for the years ended December 31, 2004, 2003 and 2002, respectively.

QUARTERLY DATA (UNAUDITED)



2004  (In millions)                                               First          Second          Third          Fourth
-----                                                        -------------  -------------   -------------  -------------
Total revenue                                                 $   435.7      $    430.2      $    435.8      $   372.1
                                                             -------------  -------------   -------------  -------------
Income before income taxes and
    cumulative effect of change in accounting principle            32.0 **         69.2 **         39.7 **        32.7
Income tax expense                                                  9.8 **         23.0 **         37.0 **        10.9
                                                             -------------  -------------   -------------  -------------

Net income before cumulative effect of
    change in accounting principle                                 22.2 **         46.2 **          2.7 **        21.8
Cumulative effect of change in accounting principle                (1.0)**            -               -              -
                                                             -------------  -------------   -------------  -------------
Net income                                                    $    21.2 **   $     46.2 **   $      2.7 **   $    21.8
                                                             =============  =============   =============  =============

2003 (In millions)                                                First*        Second*          Third*        Fourth*
----                                                         -------------  -------------   -------------  -------------
Total revenue                                                 $   365.0      $    392.0      $    406.3      $   345.7
                                                             -------------  -------------   -------------  -------------
Income (loss) before income taxes                                 (21.0)           46.5            32.6           (1.6)
Income tax expense (benefit)                                       (7.5)           14.4             3.8          (11.5)
                                                             -------------  -------------   -------------  -------------
Net income (loss)                                             $   (13.5)     $     32.1      $     28.8      $     9.9
                                                             =============  =============   =============  =============


* 2003 amounts have been restated due to the merger on January 1, 2004. See the "Significant Accounting Policies" footnote for further information regarding the merger.

** Income before cumulative effect of change in accounting principle for the first, second, and third quarters of 2004 has been restated to include the impact of the implementation of the TPA, effective January 1, 2004. The quarterly adjustment was approximately $(0.6), resulting in a total 2004 reduction of $(2.3). Also, the cumulative effect of change in accounting principal was reduced by $(2.0) before tax due to the implementation of the TPA. See "Recently Adopted Accounting Standards" in the "Significant Accounting Policies" footnote for further information.

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

Item 9B. Other Information

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

          Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002:

          a)   Code of  Ethics  for  Financial  Professionals
               The Company has approved and adopted a Code of Ethics for Financial Professionals (which was filed as Exhibit 14 to the Company's Form 10-K, as filed with the SEC on March 29, 2004, File No. 033-87270), pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8-K filing.

          b)   Designation of Board Financial Expert
               The Company has designated David A. Wheat, Director, Senior Vice President, and Chief Financial Officer of the Company, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Because the Company is a wholly-owned subsidiary of Lion, it does not have any outside directors sitting on its board.

Item 11.  Executive Compensation

          Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions

          Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.  Principal  Accountant  Fees and Services
          (Dollar amounts in millions, unless otherwise stated)

          In 2004 and 2003, Ernst & Young LLP (Ernst & Young) served as the principal external auditing firm for ING including ING USA. ING subsidiaries, including ING USA, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2004 and 2003 are detailed below along with a description of the services rendered by Ernst & Young to the Company:

                                               2004                 2003
                                        -------------------  -------------------
          Audit fees                      $     2.6            $     1.8
          Audit-related fees                    0.5                  0.1
          Tax fees                                -*                 0.1
          All other fees                          -*                   -
                                        -------------------  -------------------
                                          $     3.1            $     2.0
                                        ===================  ===================

              *Less than $0.1.

          Audit fees

          Fees for audit services include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company's interim financial statements.

          Audit-related fees

          Audit-related fees were allocated to ING USA for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services consisted primarily of audit of SEC product filings, advice on accounting matters, and progress review on International Financial Reporting Standards and Sarbanes-Oxley projects.

          Tax Fees

          Tax fees allocated to ING USA were for tax compliance, tax advice, and tax planning professional services. These services consisted of: tax compliance including the review of original and amended tax returns, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e. income tax and capital tax).

          All other fees

          There were minimal fees allocated to ING USA under the category "all other fees" in 2004, and no amounts in 2003. This category typically includes fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consists primarily of non-recurring support and advisory services.

          Pre-approval policies and procedures

          ING USA has adopted the pre-approval policies and procedures of ING. Audit, audit-related, and non-audit services provided to the Company by ING's independent auditors are pre-approved by ING's audit committee. Pursuant to ING's pre-approval policies and procedures, the

          ING audit committee is required to pre-approve all services provided by ING's independent auditors to ING and its majority owned legalentities, including the Company. The ING pre-approval policies and procedures distinguish four types of services: (1) audit services,
          (2) audit-related services, (3) non-audit services, and (4) prohibited services (as described in the Sarbanes-Oxley Act).

          The ING pre-approval procedures consist of a general pre-approval procedure and a specific pre-approval procedure.

          General pre-approval procedure

          ING's audit committee pre-approves audit, audit-related, and non-audit services to be provided by ING's external audit firms on an annual basis, provided that the amount for such pre-approved service may not be exceeded. ING's audit committee receives an overview of all services provided, including related fees and supported by sufficiently detailed information. ING's audit committee evaluates this overview retrospectively on a semi-annual basis.

          Specific pre-approval procedure

          In addition to audit committee pre-approval, all audit-related and non-audit engagements that are expected to generate fees in excess of EUR 100,000 need specific approval of ING's Chief Financial Officer ("CFO"). These engagements are submitted in advance to the General Manager of ING Corporate Audit Services, who will advise ING's CFO on the compatibility of such services with the independence policy. Further, in addition to audit committee pre-approval under the general pre-approval procedures, the audit committee must approve on a case-by-case basis:

          (i) Each individual audit-related and non-audit engagement which is expected to generate fees in excess of EUR 250,000;

          (ii) All further audit-related and non-audit engagements over and above the pre-approved amounts.

          In 2004, 100% of each of the audit related services, tax services and all other services were pre-approved by ING's audit committee.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

          (a)  The  following  documents  are filed as part of this  report:

               1.   Financial  statements.  See  Item 8 on Page 49
               2.   Financial  statement  schedules.   See  Index  to  Financial
                    Statement Schedules on Page 110

              Exhibits

               2. Agreement and Plan of Merger dated June 25, 2003, by and between USG Annuity & Life Company, United Life & Annuity Insurance Company, Equitable Life Insurance Company of Iowa and Golden American, incorporated by reference in Exhibit 99-8 in the Company's Form 8K filed with the SEC on January 2, 2004 (File No. 333-87270).

               3.(i)Restated   Articles  of  Incorporation   Providing  for  the
                    Redomestication of Golden American Life Insurance Company dated July 2 and 3, 2003, effective January 1, 2004, incorporated by reference to Company's 10-K, as filed with the SEC on March 29, 2004 (File No. 033-87270).

                    Amendment to Articles of Incorporation Providing for the Name Change of Golden American Life Insurance Company dated November 20, 2003, effective January 1, 2004, incorporated by reference to the Company's 10-K, as filed with the SEC on March 29, 2004 (File No. 033-87270).

                    Amendment to Articles of Incorporation Providing for the Change in Purpose and Powers of ING USA Annuity and Life Insurance Company dated March 3 and 4, 2004, effective March 11, 2004, incorporated by reference to the Company's 10-Q, as filed with the SEC on May 17, 2004 (File No. 033-87270).

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

               4.   Instruments   Defining  the  Rights  of  Security   Holders,
                    including Indentures (Annuity Contracts).

                    (a) Single Premium Deferred Modified Guaranteed Annuity Contract, Single Premium Deferred modified Guaranteed Annuity Master Contract, and Single Premium Deferred Modified Guaranteed Annuity Certificate - Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 for Golden American Life Insurance Company as filed with the SEC on February 8, 2002 (File No. 333-67660).

                    (b) Single Premium Deferred Modified Guaranteed Annuity Contract - Incorporated herein by reference to the initial Registration Statement on Form S-1 for Golden American Life Insurance Company, as filed with the SEC on June 30, 2000 (File No. 333-40596).

                    (b.1)Single Premium  Deferred  Modified  Guaranteed  Annuity
                         Master Contract and Single Premium Deferred Modified guaranteed Annuity Certificate - Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 for Golden American Life Insurance Company, as filed with the SEC on September 13, 2000 (File No. 333-40596).

                    (c) Individual Retirement Rider; Roth Individual Retirement Annuity Rider; Individual Retirement Annuity Rider; and Simple Retirement Account Rider - Incorporated herein by reference to Post-Effective Amendment No. 34 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on April 15, 2003 (File No. 033-23351).

                    (c.1)403(b)  Rider -  Incorporated  herein by  reference  to
                         Initial Registration Statement on Form S-2 for Golden American Life Insurance Company, as filed with the SEC on April 15, 2003 (File No. 333-104547).

                    (d) Single Premium Deferred Equity Indexed Modified Guaranteed Annuity Contract; Single Premium Deferred Modified Guaranteed Annuity Group Master Contract; and Single Premium Deferred Equity Indexed Modified Guaranteed Annuity Certificate, - Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-2, as filed with the SEC on August 13, 2004 (File No. 333-116137).

                    (e) Interest in Fixed Account I under Variable Annuity Contracts - Incorporated herein by reference to:
                         Post-Effective Amendment No. 12 to Registration Statement on Form N-4 for Golden American Life

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

                    (f) Interests in Fixed Account II under Variable Annuity Contracts - Incorporated herein by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 2, 2000 (File No. 333-28679, 811-5626),
                         Incorporated herein by reference to Post-Effective Amendment No. 2 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 2, 2000 (File No. 333-30180, 811-5626), Incorporated
                         herein by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 23, 1999 (File No. 333-28755, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 23, 1999 (File No. 333-66757, 811-5626),
                         Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 26, 2001 (File No. 333-63692, 811-5626), Incorporated
                         herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on December 11, 2001 (File No.333-70600, 811-5626), and Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on April 16, 2003 (File No. 333-90516, 811-5626).

                    (g) Interest in the Guaranteed Account under Variable Annuity Contracts - Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-2 for Golden American Life Insurance Company, as filed with the SEC on June 29, 2001 (File No. 333-57212).

               10.  Material Contracts

                    (a) Service Agreement, dated as of January 1, 1994, between Golden American and Directed Services, Inc., incorporated by reference from Exhibit 10(b) to a Registration Statement on Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353).

                    (b) Asset Management Agreement, dated January 20, 1998, between Golden American and ING Investment Management LLC, incorporated by reference from Exhibit 10(f) to Golden American's Form 10-Q filed with the SEC on August 14, 1998 (File No. 033-87270).

                    (c) Reciprocal Loan Agreement dated January 1, 2004, between ING USA Annuity and Life Insurance Company and ING America Insurance Holdings, Inc., incorporated by reference from Exhibit 10.A(a) to ING USA Annuity and Life Insurance Company's Form 10-Q filed with the SEC on or about May 17, 2004 (File No. 333-87270).

                    (d) Surplus Note, dated December 8, 1999, between Golden American and First Columbine Life Insurance Company, incorporated by reference from Exhibit 10(g) to Amendment No. 7 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about January 27, 2000 (File No. 333-28765).

                    (e) Services Agreement between Golden American and the affiliated companies listed in Exhibit B to that Agreement, dated as of January 1, 2001, as amended effective January 1, 2002, incorporated by reference from Exhibit 10.A (k) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

                    (f) Services Agreement between Golden American and ING North America Insurance Corporation effective January 1, 2001, incorporated by reference from Exhibit 10.A
                         (g) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

                    (g) Form of Shared Services Center Services Agreement by and among ING North America Insurance Corporation
                         ("Service Provider") and Ameribest Life Insurance Company, a Georgia corporation; Equitable Life Insurance Company of Iowa, an Iowa corporation; USG Annuity & Life Company, an Oklahoma corporation; Golden American, a Delaware corporation; First Columbine Life Insurance Company, a Colorado corporation; Life Insurance Company of Georgia, a Georgia corporation; Southland Life Insurance Company, a Texas corporation; Security Life of Denver Insurance Company, a Colorado corporation; Midwestern United Life Insurance Company, an Indiana corporation; and United Life & Annuity Insurance Company, a Texas corporation, incorporated by reference from Exhibit 10(r) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about December 11, 2001 (File No. 333-70602).

                    (h) Tax Sharing Agreement between Golden American, ING America Insurance Holdings, Inc. and affiliated companies, effective January 1, 2001, incorporated by reference from Exhibit 10.A (j) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

                    (i) Administrative Services Agreement between Golden American, ReliaStar Life Insurance Company of New York and affiliated companies listed on Exhibit A to the Agreement, effective March 1, 2003, incorporated by reference from Exhibit 10.A (m) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

                    (j) First Amendment to the Administrative Services Agreement between ING USA Annuity and Life Insurance Company and its affiliates, effective as of August 1, 2004.

                    (k) Amendment to Asset Management Agreement between Golden American and ING Investment Management LLC, effective January 1, 2003, incorporated by reference from Exhibit 10.A (l) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

                    (l) Third Amendment to the Asset Management Agreement, between Golden American and ING Investment Management LLC, effective August 18, 2003, incorporated by reference from Exhibit 10.A (n) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

                    (m) Lease Agreement, dated as of April 16, 1998, by and between Golden American and Dunwoody Associates, incorporated by reference from Exhibit 10.A (o) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

                    (n) First Amendment to Lease Agreement, dated November 4, 1998, between Golden American and Dunwoody Associates, incorporated by reference from Exhibit 10.A (p) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

                    (o) Second Amendment to Lease Agreement, dated June 1, 2000, between Golden American and Dunwoody Associates, incorporated by reference from Exhibit 10.A (q) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

                    (p) Services Agreement with ING Financial Advisers, LLC ("INGFA"), entered into June 1, 2002 by Equitable Life Insurance Company of Iowa, as subsumed by ING USA pursuant to the January 1, 2004 merger.

                    (q) Surplus Note for $50,000,000 aggregate principal amount, dated December 29, 2004, issued by ING USA Annuity and Life Insurance Company to its affiliate, Security Life of Denver International Limited.

                    (r) Surplus Note for $175,000,000 aggregate principal amount, dated December 29, 2004, issued by ING USA Annuity and Life Insurance Company to its affiliate, ING Life Insurance and Annuity Company.

                    (s) Surplus Note for $175,000,000 aggregate principal amount, dated December 29, 2004, issued by ING USA Annuity and Life Insurance Company to its affiliate, ReliaStar Life Insurance Company.

                    (t) Lease Agreement dated August 31, 1995, between The Graham Group, Inc. and Equitable Life Insurance Company of Iowa, as subsumed by ING USA Annuity and Life
                         Insurance  Company  pursuant  to the  January  1,  2004
                         merger.

                    (u) Underwriting Agreement between Golden American Life Insurance Company ("Golden American" or "Registrant") and Directed Services, Inc., incorporated by reference from Exhibit 1 to Amendment No. 9 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission ("SEC") on or about February 17, 1998 (File No. 333-87272).

               14. ING Code of Ethics for Financial Professionals, incorporated by reference from Exhibit 14 to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

               31.1 Certificate of David A. Wheat pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

               31.2 Certificate of Harry N. Stout pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

               32.1 Certificate of David A. Wheat pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

               32.2 Certificate of Harry N. Stout pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

                     Index to Financial Statement Schedules



                                                                                       Page
                                                                                       ----

Report of Independent Registered Public Accounting Firm                                 111

I. Summary of Investments - Other than Investments in Affiliates as of
       December 31, 2004                                                                112

IV. Reinsurance Information as of and for the years ended
       December 31, 2004, 2003 and 2002                                                 113

Schedules other than those listed above are omitted because they are not required or not applicable.


             Report of Independent Registered Public Accounting Firm



The Board of Directors
ING USA Annuity and Life Insurance Company

We have audited the consolidated financial statements of ING USA Annuity and Life Insurance Company as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 18, 2005. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                           /s/ Ernst & Young LLP


Atlanta, Georgia
March 18, 2005

                   ING USA Annuity and Life Insurance Company,
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
                                   Schedule I
          Summary of Investments - Other than Investments in Affiliates
                             As of December 31, 2004
                                  (In Millions)


                                                                                                              Amount
                                                                                                             Shown on
Type of Investments                                                        Cost             Value*         Balance Sheet
                                                                      ---------------   ---------------   ----------------
Fixed maturities:
    U.S. government and government agencies and authorities             $    464.0        $    464.7         $    464.7
    State, municipalities and political subdivisions                          20.7              19.9               19.9
    Public utilities securities                                            1,796.9           1,866.4            1,866.4
    Other U.S. corporate securities                                        6,292.4           6,513.2            6,513.2
    Foreign securities (1)                                                 3,090.1           3,198.3            3,198.3
    Residential mortgage-backed securities                                 3,440.3           3,461.8            3,461.8
    jCommercial mortgage-backed securities                                 1,107.8           1,139.7            1,139.7
    Other asset-backed securities                                          1,934.2           1,933.8            1,933.8
                                                                      ---------------   ---------------   ----------------
       Total fixed maturities, including fixed maturities pledged       $ 18,146.4        $ 18,597.8         $ 18,597.8
                                                                      ===============   ===============   ================
Total equity securities                                                 $     34.8        $     35.3         $     35.3
                                                                      ===============   ===============   ================

Mortgage loans                                                          $  3,851.8        $  3,969.4         $  3,851.8
Policy loans                                                                 169.0             169.0              169.0
Other investments                                                            228.8             229.0              228.8
                                                                      ---------------   ---------------   ----------------
       Total investments                                                $ 22,430.8        $ 23,000.5         $ 22,882.7
                                                                      ===============   ===============   ================


*    See Notes 2 and 3 of Notes to Financial Statements.

(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. Substantially all of the Company's foreign securities are denominated in U.S. dollars.

                   ING USA Annuity and Life Insurance Company,
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
                                   Schedule IV
                             Reinsurance Information
         As of and for the years ended December 31, 2004, 2003 and 2002
                                  (In Millions)



                                                                                                        Percentage of
                                             Gross           Ceded         Assumed          Net         assumed to net
                                          -------------   -------------  -------------  -------------   ---------------
Year ended December 31, 2004
Life insurance in force                    $   7,405.6     $     906.0     $        -     $  6,499.6          0.0%

Premiums:
    Life insurance                                25.0             2.2              -           22.8
    Accident and health insurance                  0.4             0.4              -              -
                                          -------------   -------------  -------------  -------------
Total premiums                             $      25.4     $       2.6     $        -     $     22.8
                                          =============   =============  =============  =============
Year ended December 31, 2003
Life insurance in force                    $   8,001.4     $   1,209.4     $        -     $  6,792.0          0.0%

Premiums:
    Life insurance                                27.4             1.4              -           26.0
    Accident and health insurance                  0.2             0.2              -              -
                                          -------------   -------------  -------------  -------------
Total premiums                             $      27.6     $       1.6     $        -     $     26.0
                                          =============   =============  =============  =============
Year ended December 31, 2002
Life insurance in force                    $   8,722.9     $   1,370.5     $        -     $  7,352.4          0.0%

Premiums:
    Life insurance                                38.4             1.6              -           36.8
    Accident and health insurance                  0.2             0.2              -              -
                                          -------------   -------------  -------------  -------------
Total premiums                             $      38.6     $       1.8     $        -     $     36.8
                                          =============   =============  =============  =============



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ING USA Annuity and Life Insurance Company
                                   (Registrant)


March 17, 2005                     By /s/ David A. Wheat
--------------                        -----------------------------------------
    (Date)                                David A. Wheat
                                          Director, Senior Vice President and
                                            Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                            Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 18, 2005.


Signatures                                   Title


/s/ David A. Wheat
-------------------------------------        Director, Senior Vice President and
    David A. Wheat                             Chief Financial Officer


/s/ Jacques de Vaucleroy
-------------------------------------        Director
    Jacques de Vaucleroy


/s/ Thomas J. McInerney
-------------------------------------        Director and Chairman
    Thomas J. McInerney


/s/ Kathleen A. Murphy
-------------------------------------        Director
    Kathleen A. Murphy


/s/ Catherine H. Smith
-------------------------------------        Director
    Catherine H. Smith


/s/ Harry N. Stout
-------------------------------------        President
    Harry N. Stout


/s/ Roger W. Fisher
-------------------------------------        Vice President and Director
    Roger W. Fisher                             Chief Accounting Officer

                                                                  Exhibit 10.(j)


                                 FIRST AMENDMENT
                                     TO THE
                        ADMINISTRATIVE SERVICES AGREEMENT


     This First Amendment, effective as of August 1, 2004, is made to the Administrative Services Agreement (the "Agreement"), dated as of March 1, 2003, entered into by and between ReliaStar Life Insurance Company of New York, a New York insurance company and the affiliated companies specified in Exhibit A to the Agreement.

     IN CONSIDERATION, of the mutual promises set forth herein, and intending to be legally bound hereby, the parties agree to amend the Agreement as follows:

     1. The Agreement shall be amended to add the following new section: TERM. This Agreement shall be effective on the first day of March 2003, and shall end of the 31st day of March, 2005. This Agreement shall be automatically renewed on the first day of each calendar year thereafter for a twelve-month period under the same terms and conditions, subject to the provisions for termination set forth therein.

     2. Except as specifically amended by this First Amendment, the Agreement remains in full force and effect.

     IN WITNESS WHEREOF, the parties have caused this First Amendment to be duly executed as of the date first written above.

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK


By: /s/  Paula Cludray-Engelke
         ------------------------------------
Name:    Paula Cludray-Engelke
Title:   Secretary

ING USA ANNUITY AND LIFE INSURANCE COMPANY


By: /s/  Paula Cludray-Engelke
         ------------------------------------
Name:    Paula Cludray-Engelke
Title:   Secretary

ING FINANCIAL ADVISERS, LLC


By: /s/  John F. Todd
         ------------------------------------
Name:    John F. Todd
Title:   Assistant Secretary

ING LIFE INSURANCE AND ANNUITY COMPANY


By: /s/  Paula Cludray-Engelke
         ------------------------------------
Name:    Paula Cludray-Engelke
Title:   Secretary


ING NORTH AMERICA INSURANCE CORPORATION


By: /s/  John F. Todd
         ------------------------------------
Name:    John F. Todd
Title:   Assistant Secretary


RELIASTAR LIFE INSURANCE COMPANY


By: /s/  Paula Cludray-Engelke
         ------------------------------------
Name:    Paula Cludray-Engelke
Title:   Secretary


SECURITY LIFE OF DENVER INSURANCE COMPANY


By: /s/  Paula Cludray-Engelke
         ------------------------------------
Name:    Paula Cludray-Engelke
Title:   Secretary


SOUTHLAND LIFE INSURANCE COMPANY


By: /s/  Paula Cludray-Engelke
         ------------------------------------
Name:    Paula Cludray-Engelke
Title:   Secretary

                                                                  Exhibit 10.(p)


                               SERVICES AGREEMENT


This Services Agreement ("Agreement") is made this first day of June, 2002, ("Effective Date") by and between Equitable Life Insurance Company of Iowa, an insurance company organized and existing under the laws of the state of Iowa ("Company"), and ING Financial Advisers, LLC, a broker-dealer organized and existing under the laws of the state of Delaware ("Service Provider").

                                    RECITALS

     WHEREAS, Service Provider is a broker-dealer registered with and a member of the National Association of Securities Dealers and a investment advisor registered with the Securities and Exchange Commission with experience and expertise in broker-dealer and financial advisory services and investment; and

     WHEREAS, Service Provider possesses certain resources, including experienced personnel, facilities and equipment, which enables it to provide certain administrative, management, professional, advisory, consulting and other services to the others ("Services"); and

     WHEREAS, each party desires from time to time to perform certain Services on behalf of, and receive certain Services from, the others, as described with particularity in Exhibit A attached hereto; and

     WHEREAS, Company desires to obtain certain services from Service Provider as described herein for the benefit if its customers;

     WHEREAS, each party contemplates that such an arrangement will achieve operating economies, synergies and expense savings, and improve services to the benefit of its contractowners or contractowners; and

NOW, THEREFORE, in consideration of these premises and of the mutual promises set forth herein, and intending to be legally bound hereby, the parties agree as follows:

     1. Services.

     (a) Subject to the terms, conditions, and limitations of this Agreement, the Service Provider will perform for the Company such of the Services described in Exhibit A, attached hereto and incorporated herein by this reference, as the Company may from time to time request.

     (b) The Service Provider shall employ all operating and management personnel necessary to provide the Services required by this Agreement. The Service Provider shall also maintain such facilities and equipment and arrange for provision of services by third parties as it deems reasonably necessary in order to provide the Services required by the Agreement.

     (c) The Service Provider shall keep and maintain or cause to be kept and maintained full and complete documentation and records related to the Services provided including the accounting necessary to support charges for Services. The Service Provider shall maintain custody of said documentation and records and shall make them available to the Company and the appropriate insurance regulator of the Company upon request.

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

          (ii) "Indirect Costs" include all other costs incurred by the Service Provider in rendering Services to the Company, including but not limited to the cost of rent or depreciation of office space, utilities, office equipment, and supplies utilized by employees who are employed in rendering Services to the Company. Indirect costs shall be charged to the Company based on the proportion of total direct costs chargeable to the Company under subparagraph (i), herein. In other words, if the direct costs chargeable to the Company represents 20% of the Service Provider's total direct costs, then 20% of the Service Provider's indirect costs will be charged to the Company.

     (c) The charges for Direct Costs and Indirect Costs referred to above shall be made by the Service Provider on a monthly, quarterly or annual basis as appropriate for the particular Service.

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

     (e) The Company shall have the right to inspect and audit, upon reasonable notice to the Service Provider, all books and records of the Service Provider related to the provision of the Services so as to verify the accuracy of all expenses reimbursed under this Agreement.

     3. Term.

     This Agreement shall be effective as of the Effective Date, and shall end on the 31st day of December, 2002. This Agreement shall be automatically renewed on the first day of each calendar year thereafter for a twelve-month period under the same terms and conditions, subject to the provisions for termination set forth herein.

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

     10. Arbitration.

     Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the Rules of the American Arbitration Association, and judgment upon the award may be entered in any Court having jurisdiction thereof.

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

     12. Miscellaneous.

     This Agreement may not be assigned by either party without the prior written consent of the other party. This Agreement constitutes the entire agreement of the parties hereto. This Agreement may be amended only by a written instrument executed by both parties. If any portion of this Agreement is invalid under any applicable statute or rule of law, it shall not affect the remainder of this Agreement which shall remain valid and binding. This Agreement shall be binding on the parties, their legal representatives and successors. This Agreement shall be construed in accordance with and governed by the laws of the State of Connecticut, without regard to principles of conflict of laws.

     13. Counterparts.

     This Agreement may be executed in separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.


     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the date first above written.

                                        ING Financial Advisers, LLC


                                        By:/s/      Christina Lareau
                                           -------------------------------------
                                           Name:    Christina Lareau
                                           Title:   Vice President


                                        Equitable Life Insurance Company of Iowa


                                        By:/s/      Paula Cludray-Engelke
                                           -------------------------------------
                                           Name     Paula Cludray-Engelke
                                           Title:   Secretary

                                    Exhibit A


o Financial counseling and related counseling and education services to existing and potential policyholders, contractowners, certificate holders, beneficiaries, and other customers of Company, including in connection with payment of life benefit proceeds to beneficiaries of life insurance policies and related products.

o Administrative services, including customer service, establishment and maintenance of customer benefit accounts and information files, processing account payments, and tax reporting.

o Preparation of sales promotional items, advertising materials and training programs.

o Related financial and other reporting, information and data processing services, and printing, record, file, mail and supply services.

                                    Exhibit B
                              Addresses for Notice



ING Financial Advisers, LLC
151 Farmington Avenue
Hartford, CT 06156

Equitable Life Insurance Company of Iowa
919 Locust Street
Des Moines, Iowa  50309

                                                                  Exhibit 10.(q)

THIS SURPLUS NOTE HAS BEEN ISSUED IN A TRANSACTION EXEMPT FROM REGISTRATION UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND MAY NOT BE REOFFERED, RESOLD OR OTHERWISE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN APPLICABLE EXEMPTION THEREFROM. THE PURCHASER OF THIS SURPLUS
NOTE IS HEREBY NOTIFIED THAT THE SELLER OF THIS SURPLUS NOTE MAY BE RELYING ON THE EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT PROVIDED BY RULE 144A UNDER THE SECURITIES ACT.

                               6.257% SURPLUS NOTE

December 29, 2004                                         Amount: $50,000,000.00


For value received, ING USA Annuity and Life Insurance Company, an Iowa corporation ("Borrower"), promises to pay to the order of Security Life of Denver International Limited, a Bermuda corporation ("Lender"), the principal sum of Fifty Million Dollars ($50,000,000.00) on December 29, 2034 (the "Scheduled Maturity Date") and to pay interest thereon from the effective date of this Surplus Note, semiannually in arrears on June 29 and December 29 in each year, commencing June 29, 2005 (each a "Scheduled Interest Payment Date"), at the rate of 6.257% per annum, until the principal hereof is paid. The date upon which any state or federal agency or court obtains an order or grants approval for the rehabilitation, liquidation, conservation, reorganization, receivership, dissolution or the commencement of any bankruptcy, insolvency or similar proceeding of Borrower shall also be deemed to be the Scheduled Maturity Date. Principal and interest shall be payable on the terms and conditions set out below.

     1. Principal and interest payments shall be payable at the office of Lender in the city of Hamilton, Bermuda, or such other place as Lender shall designate in writing to Borrower. Payments shall be made in collected and immediately available funds in lawful money of the United States of America.

     2. Interest on this Surplus Note shall be computed on the basis of a year of 360 days and for the actual number of days elapsed. In any event should a Scheduled Interest Payment Date or Scheduled Maturity Date fall on a day other than a Business Day (as hereinafter defined), then such payment of principal or interest shall be due on the next following day that is a Business Day, with the same force and effect as if made on the Scheduled Interest Payment Date or Scheduled Maturity Date hereof, and no additional interest shall accrue as to such payment for the period after such date; provided, however, that if such next following day that is a Business Day shall fall in the next calendar month, then such payment of principal or interest shall be due on the Business Day immediately preceding such Scheduled Interest Payment Date or Scheduled Maturity Date. For purposes of this Surplus Note, "Business Day" means any day other than a Saturday, Sunday or other day on which commercial banks in New York City are required by law to close, provided that banking institutions located at the place of payment designated by Lender are carrying out transactions in U.S. dollars.

     3. (a) No principal payment shall be permitted on this Surplus Note unless such payment has received the prior approval of the Commissioner of the Iowa Insurance Division (the "Commissioner").

     (b) Periodic interest payments shall be paid as required under the terms of this Surplus Note, subject to the prior approval of the Commissioner.

     (c) Borrower shall use its best efforts to obtain the approval of the Commissioner for the payment by Borrower of interest on and principal of this Surplus Note on the Scheduled Interest Payment Dates or Scheduled Maturity Date hereof, and, in the event any such approval has not been obtained for any such payment or any portion thereof at or prior to the Scheduled Interest Payment Date or Scheduled Maturity Date hereof, as the case may be, to continue to use its best efforts to obtain such approval promptly thereafter. Not less than thirty (30) days prior to each Scheduled Interest Payment Date or Scheduled Maturity Date hereof (excluding any such Scheduled Maturity Date which arises as a result of the obtaining of an order or the granting of approval for the rehabilitation, liquidation, conservation, reorganization, receivership, dissolution or the commencement of any bankruptcy, insolvency or similar proceeding of Borrower), Borrower will seek the approval of the Commissioner to make each payment of interest on and the principal of this Surplus Note. In the event the Commissioner does not approve Borrower's request to make an interest or principal payment as scheduled herein, Borrower shall promptly notify Lender or any subsequent holder of this Surplus Note thereof.

     (d) If the Commissioner does not approve the making of any payment or portion thereof of principal of or interest on this Surplus Note on the Scheduled Interest Payment Date or Scheduled Maturity Date hereof, the Scheduled Interest Payment Date or Scheduled Maturity Date as the case may be, shall be extended and such payment or any unpaid portion thereof shall be made by Borrower on the next following Business Day on which Borrower shall have the approval of the Commissioner to make such payment or any unpaid portion thereof. Interest will continue to accrue on any such unpaid principal through the actual date of payment at the rate of interest stated on the face hereof. Interest will not accrue on interest with respect to which the Scheduled Interest Payment Date has been extended, during such period of extension.

     (e) If the Commissioner approves the making of a payment of principal and/or interest in an amount insufficient to satisfy Borrower's obligations under this Surplus Note and other surplus notes issued on the Effective Date, payment shall be made on this Surplus Note and each other surplus note issued on the Effective Date on a pro-rata basis.

     4. Subject to the prior approval of the Commissioner, Borrower may prepay this Surplus Note in whole on, or within thirty (30) days after, the tenth anniversary of the execution of this Surplus Note, upon thirty (30) days written notice to Lender, without premium or penalty, at the principal amount so to be prepaid, plus accrued interest thereon to the date of such prepayment.

     5. In the event of the dissolution, liquidation, receivership, insolvency or bankruptcy of Borrower, repayment of principal and payment of interest under this Surplus Note shall be subordinated to the prior payment of, or provision for, all liabilities (as reported in the statutory statement of assets and liabilities) of Borrower, other than debts owed by Borrower to other holders of surplus notes issued by Borrower, with which this Surplus Note shall rank pari passu, but shall rank superior to the claim, interest, and equity of the shares or shareholders of Borrower.

     6. No act or failure on the part of Borrower with respect to any of the terms or provisions hereof shall give Lender any right to declare the unpaid principal or interest on this Surplus Note to be due and payable immediately or otherwise than in accordance with the terms and conditions hereof. However, once payment due hereunder has been approved by the Commissioner, the payment shall be made when due. If Borrower fails to pay the full amount of such approved payment on the date such amount is scheduled to be paid, such approved amount will be immediately payable on such date without any action on the part of Lender and, to the extent permitted by applicable law, interest will also accrue on any such approved but unpaid interest through the actual date of payment at the rate of interest stated on the face hereof. In the event that Borrower fails to perform any of its other obligations hereunder, Lender may pursue any available remedy to enforce the performance of any provision of this Surplus Note, provided however, that such remedy shall in no event include the right to declare this Surplus Note immediately payable. Borrower shall reimburse Lender, in full, for any reasonable expense incurred by Lender in connection with enforcing the performance of this Surplus Note, including, but not limited to, reasonable attorneys' fees and expenses. A delay or omission by Lender in exercising any right or remedy accruing as a result of Borrower's failure to perform its obligations hereunder and the continuation thereof shall not impair such right or remedy or constitute a waiver of or acquiescence in such non-performance by Borrower. To the extent permitted by law, no remedy is exclusive of any other remedy and all remedies are cumulative.

     7. Borrower covenants that it shall not consolidate with, or merge into, any other corporation or convey or transfer its properties, assets and in force business substantially as an entirety to any person, unless (i) Borrower provides the holder of the Surplus Note with advance written notice of such consolidation, merger, conveyance or transfer and a certificate of an authorized officer of Borrower stating that it has complied with all terms contained in this Section 7; and (ii) the corporation formed by such consolidation or into which Borrower is merged or the person which acquires by conveyance or transfer, the properties, assets and in force business of Borrower substantially as an entirety shall be a corporation organized and existing under the laws of the United States of America, any State thereof or the District of Columbia and shall expressly assume, in a manner satisfactory to the holder of this Surplus Note, the due and punctual payment of the principal of and interest on this Surplus Note in accordance with its terms and the performance of every covenant of this Surplus Note on the part of Borrower to be performed or observed. Upon any consolidation of Borrower with, or merger of Borrower into, any other corporation or any conveyance or transfer of the properties, assets and in force business of Borrower substantially as an entirety to any person in accordance with this Section 7, the successor corporation formed by such consolidation or into which Borrower is merged or to which such conveyance or transfer is made shall succeed to, and be substituted for, and may exercise every right and power of, Borrower under this Surplus Note, with the same effect as if such successor corporation had been named as Borrower herein.

     8. Borrower covenants that, in the event Lender or any subsequent holder of this Surplus Note desires to sell, transfer or convey its interest in this Surplus Note, Borrower will fully cooperate and promptly take all reasonable measures to facilitate such sale, transfer or conveyance, including, but not limited to, providing the information referenced in Rule 144A(d)(4), as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. THIS SURPLUS NOTE HAS BEEN ISSUED IN A TRANSACTION EXEMPT FROM REGISTRATION UNDER THE SECURITIES ACT AND MAY NOT BE REOFFERED, RESOLD OR OTHERWISE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN APPLICABLE EXEMPTION THEREFROM. THE PURCHASER OF THIS SURPLUS NOTE IS HEREBY NOTIFIED THAT THE SELLER OF THIS SURPLUS NOTE MAY BE RELYING ON THE EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT PROVIDED BY RULE 144A UNDER THE SECURITIES ACT.

     9. No amendments shall be made to this Surplus Note without the consent of Borrower and Lender, and the prior approval of the Commissioner.

     10.  Except for the  conditions  described  in  subsections  (a) and (b) of
Section 3 above, no provision of this Surplus Note shall alter or impair the obligation of Borrower, which is absolute and unconditional, to pay the principal of, and interest on, this Surplus Note at the times, place and rate, and in the coin or currency, herein prescribed. No provision of this Surplus Note shall extinguish the ultimate liability of Borrower for the payment of principal and interest hereunder.

     11. This Surplus Note shall be governed by the laws of the State of Iowa and shall be effective as of December 29, 2004.

     IN WITNESS WHEREOF, Borrower has caused this Surplus Note to be executed in its name and attested to by its authorized officer and its corporate seal to be hereunder affixed, all as of the date first written above.


                                      ING USA Annuity and Life Insurance Company


                                      By:/s/   David S. Pendergrass
                                         ---------------------------------------
                                               David S. Pendergrass
                                               Vice President and Treasurer

ATTEST: /s/ Spencer Shell
        -----------------

                                                                  Exhibit 10.(r)


THIS SURPLUS NOTE HAS BEEN ISSUED IN A TRANSACTION EXEMPT FROM REGISTRATION UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND MAY NOT BE REOFFERED, RESOLD OR OTHERWISE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN APPLICABLE EXEMPTION THEREFROM. THE PURCHASER OF THIS SURPLUS NOTE IS HEREBY NOTIFIED THAT THE SELLER OF THIS SURPLUS NOTE MAY BE RELYING ON THE EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT PROVIDED BY RULE 144A UNDER THE SECURITIES ACT.

                              6.257 % SURPLUS NOTE

December 29, 2004                                        Amount: $175,000,000.00


For value received, ING USA Annuity and Life Insurance Company, an Iowa corporation ("Borrower"), promises to pay to the order of ING Life Insurance and Annuity Company, a Connecticut corporation ("Lender"), the principal sum of One Hundred Seventy Five Million Dollars ($175,000,000.00) on December 29, 2034 (the "Scheduled Maturity Date") and to pay interest thereon from the effective date of this Surplus Note, semiannually in arrears on June 29 and December 29 in each year, commencing June 29, 2005 (each a "Scheduled Interest Payment Date"), at the rate of 6.257% per annum, until the principal hereof is paid. The date upon which any state or federal agency or court obtains an order or grants approval for the rehabilitation, liquidation, conservation, reorganization, receivership, dissolution or the commencement of any bankruptcy, insolvency or similar proceeding of Borrower shall also be deemed to be the Scheduled Maturity Date. Principal and interest shall be payable on the terms and conditions set out below.

     1. Principal and interest payments shall be payable at the office of Lender in the city of Hartford, Connecticut, or such other place as Lender shall designate in writing to Borrower. Payments shall be made in collected and immediately available funds in lawful money of the United States of America.

     2. Interest on this Surplus Note shall be computed on the basis of a year of 360 days and for the actual number of days elapsed. In any event should a Scheduled Interest Payment Date or Scheduled Maturity Date fall on a day other than a Business Day (as hereinafter defined), then such payment of principal or interest shall be due on the next following day that is a Business Day, with the same force and effect as if made on the Scheduled Interest Payment Date or Scheduled Maturity Date hereof, and no additional interest shall accrue as to such payment for the period after such date; provided, however, that if such next following day that is a Business Day shall fall in the next calendar month, then such payment of principal or interest shall be due on the Business Day immediately preceding such Scheduled Interest Payment Date or Scheduled Maturity Date. For purposes of this Surplus Note, "Business Day" means any day other than a Saturday, Sunday or other day on which commercial banks in New York City are required by law to close, provided that banking institutions located at the place of payment designated by Lender are carrying out transactions in U.S. dollars.

     3. (a) No principal payment shall be permitted on this Surplus Note unless such payment has received the prior approval of the Commissioner of the Iowa Insurance Division (the "Commissioner").

     (b) Periodic interest payments shall be paid as required under the terms of this Surplus Note, subject to the prior approval of the Commissioner.

     (c) Borrower shall use its best efforts to obtain the approval of the Commissioner for the payment by Borrower of interest on and principal of this Surplus Note on the Scheduled Interest Payment Dates or Scheduled Maturity Date hereof, and, in the event any such approval has not been obtained for any such payment or any portion thereof at or prior to the Scheduled Interest Payment Date or Scheduled Maturity Date hereof, as the case may be, to continue to use its best efforts to obtain such approval promptly thereafter. Not less than thirty (30) days prior to each Scheduled Interest Payment Date or Scheduled Maturity Date hereof (excluding any such Scheduled Maturity Date which arises as a result of the obtaining of an order or the granting of approval for the rehabilitation, liquidation, conservation, reorganization, receivership, dissolution or the commencement of any bankruptcy, insolvency or similar proceeding of Borrower), Borrower will seek the approval of the Commissioner to make each payment of interest on and the principal of this Surplus Note. In the event the Commissioner does not approve Borrower's request to make an interest or principal payment as scheduled herein, Borrower shall promptly notify Lender or any subsequent holder of this Surplus Note thereof.

     (d) If the Commissioner does not approve the making of any payment or portion thereof of principal of or interest on this Surplus Note on the Scheduled Interest Payment Date or Scheduled Maturity Date hereof, the Scheduled Interest Payment Date or Scheduled Maturity Date as the case may be, shall be extended and such payment or any unpaid portion thereof shall be made by Borrower on the next following Business Day on which Borrower shall have the approval of the Commissioner to make such payment or any unpaid portion thereof. Interest will continue to accrue on any such unpaid principal through the actual date of payment at the rate of interest stated on the face hereof. Interest will not accrue on interest with respect to which the Scheduled Interest Payment Date has been extended, during such period of extension.

     (e) If the Commissioner approves the making of a payment of principal and/or interest in an amount insufficient to satisfy Borrower's obligations under this Surplus Note and other surplus notes issued on the Effective Date, payment shall be made on this Surplus Note and each other surplus note issued on the Effective Date on a pro-rata basis.

     4. Subject to the prior approval of the Commissioner, Borrower may prepay this Surplus Note in whole on, or within thirty (30) days after, the tenth anniversary of the execution of this Surplus Note, upon thirty (30) days written notice to Lender, without premium or penalty, at the principal amount so to be prepaid, plus accrued interest thereon to the date of such prepayment.

     5. In the event of the dissolution, liquidation, receivership, insolvency or bankruptcy of Borrower, repayment of principal and payment of interest under this Surplus Note shall be subordinated to the prior payment of, or provision for, all liabilities (as reported in the statutory statement of assets and liabilities) of Borrower, other than debts owed by Borrower to other holders of surplus notes issued by Borrower, with which this Surplus Note shall rank pari passu, but shall rank superior to the claim, interest, and equity of the shares or shareholders of Borrower.

     6. No act or failure on the part of Borrower with respect to any of the terms or provisions hereof shall give Lender any right to declare the unpaid principal or interest on this Surplus Note to be due and payable immediately or otherwise than in accordance with the terms and conditions hereof. However, once payment due hereunder has been approved by the Commissioner, the payment shall be made when due. If Borrower fails to pay the full amount of such approved payment on the date such amount is scheduled to be paid, such approved amount will be immediately payable on such date without any action on the part of Lender and, to the extent permitted by applicable law, interest will also accrue on any such approved but unpaid interest through the actual date of payment at the rate of interest stated on the face hereof. In the event that Borrower fails to perform any of its other obligations hereunder, Lender may pursue any available remedy to enforce the performance of any provision of this Surplus Note, provided however, that such remedy shall in no event include the right to declare this Surplus Note immediately payable. Borrower shall reimburse Lender, in full, for any reasonable expense incurred by Lender in connection with enforcing the performance of this Surplus Note, including, but not limited to, reasonable attorneys' fees and expenses. A delay or omission by Lender in exercising any right or remedy accruing as a result of Borrower's failure to perform its obligations hereunder and the continuation thereof shall not impair such right or remedy or constitute a waiver of or acquiescence in such non-performance by Borrower. To the extent permitted by law, no remedy is exclusive of any other remedy and all remedies are cumulative.

     7. Borrower covenants that it shall not consolidate with, or merge into, any other corporation or convey or transfer its properties, assets and in force business substantially as an entirety to any person, unless (i) Borrower provides the holder of the Surplus Note with advance written notice of such consolidation, merger, conveyance or transfer and a certificate of an authorized officer of Borrower stating that it has complied with all terms contained in this Section 7; and (ii) the corporation formed by such consolidation or into which Borrower is merged or the person which acquires by conveyance or transfer, the properties, assets and in force business of Borrower substantially as an entirety shall be a corporation organized and existing under the laws of the United States of America, any State thereof or the District of Columbia and shall expressly assume, in a manner satisfactory to the holder of this Surplus Note, the due and punctual payment of the principal of and interest on this Surplus Note in accordance with its terms and the performance of every covenant of this Surplus Note on the part of Borrower to be performed or observed. Upon any consolidation of Borrower with, or merger of Borrower into, any other corporation or any conveyance or transfer of the properties, assets and in force business of Borrower substantially as an entirety to any person in accordance with this Section 7, the successor corporation formed by such consolidation or into which Borrower is merged or to which such conveyance or transfer is made shall succeed to, and be substituted for, and may exercise every right and power of, Borrower under this Surplus Note, with the same effect as if such successor corporation had been named as Borrower herein.

     8. Borrower covenants that, in the event Lender or any subsequent holder of this Surplus Note desires to sell, transfer or convey its interest in this Surplus Note, Borrower will fully cooperate and promptly take all reasonable measures to facilitate such sale, transfer or conveyance, including, but not limited to, providing the information referenced in Rule 144A(d)(4), as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. THIS SURPLUS NOTE HAS BEEN ISSUED IN A TRANSACTION EXEMPT FROM REGISTRATION UNDER THE SECURITIES ACT AND MAY NOT BE REOFFERED, RESOLD OR OTHERWISE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN APPLICABLE EXEMPTION THEREFROM. THE PURCHASER OF THIS SURPLUS NOTE IS HEREBY NOTIFIED THAT THE SELLER OF THIS SURPLUS NOTE MAY BE RELYING ON THE EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT PROVIDED BY RULE 144A UNDER THE SECURITIES ACT.

     9. No amendments shall be made to this Surplus Note without the consent of Borrower and Lender, and the prior approval of the Commissioner.

     10.  Except for the  conditions  described  in  subsections  (a) and (b) of
Section 3 above, no provision of this Surplus Note shall alter or impair the obligation of Borrower, which is absolute and unconditional, to pay the principal of, and interest on, this Surplus Note at the times, place and rate, and in the coin or currency, herein prescribed. No provision of this Surplus Note shall extinguish the ultimate liability of Borrower for the payment of principal and interest hereunder.

     11. This Surplus Note shall be governed by the laws of the State of Iowa and shall be effective as of December 29, 2004.

     WITNESS WHEREOF, Borrower has caused this Surplus Note to be executed in its name and attested to by its authorized officer and its corporate seal to be hereunder affixed, all as of the date first written above.


                                      ING USA Annuity and Life Insurance Company



                                      By:/s/   David S. Pendergrass
                                         ---------------------------------------
                                               David S. Pendergrass
                                               Vice President and Treasurer

ATTEST: /s/ Spencer Shell
        -----------------

                                                                  Exhibit 10.(s)


THIS SURPLUS NOTE HAS BEEN ISSUED IN A TRANSACTION EXEMPT FROM REGISTRATION UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND MAY NOT BE REOFFERED, RESOLD OR OTHERWISE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN APPLICABLE EXEMPTION THEREFROM. THE PURCHASER OF THIS SURPLUS
NOTE IS HEREBY NOTIFIED THAT THE SELLER OF THIS SURPLUS NOTE MAY BE RELYING ON THE EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT PROVIDED BY RULE 144A UNDER THE SECURITIES ACT.

                               6.257% SURPLUS NOTE

December 29, 2004                                        Amount: $175,000,000.00


For value received, ING USA Annuity and Life Insurance Company, an Iowa corporation ("Borrower"), promises to pay to the order of ReliaStar Life Insurance Company, a Minnesota corporation ("Lender"), the principal sum of One Hundred Seventy Five Million Dollars ($175,000,000.00) on December 29, 2034 (the "Scheduled Maturity Date") and to pay interest thereon from the effective date of this Surplus Note, semiannually in arrears on June 29 and December 29 in each year, commencing June 29, 2005 (each a "Scheduled Interest Payment Date"), at the rate of 6.257% per annum, until the principal hereof is paid. The date upon which any state or federal agency or court obtains an order or grants approval for the rehabilitation, liquidation, conservation, reorganization, receivership, dissolution or the commencement of any bankruptcy, insolvency or similar proceeding of Borrower shall also be deemed to be the Scheduled Maturity Date. Principal and interest shall be payable on the terms and conditions set out below.

     1. Principal and interest payments shall be payable at the office of Lender in the city of Minneapolis, Minnesota, or such other place as Lender shall designate in writing to Borrower. Payments shall be made in collected and immediately available funds in lawful money of the United States of America.

     2. Interest on this Surplus Note shall be computed on the basis of a year of 360 days and for the actual number of days elapsed. In any event should a Scheduled Interest Payment Date or Scheduled Maturity Date fall on a day other than a Business Day (as hereinafter defined), then such payment of principal or interest shall be due on the next following day that is a Business Day, with the same force and effect as if made on the Scheduled Interest Payment Date or Scheduled Maturity Date hereof, and no additional interest shall accrue as to such payment for the period after such date; provided, however, that if such next following day that is a Business Day shall fall in the next calendar month, then such payment of principal or interest shall be due on the Business Day immediately preceding such Scheduled Interest Payment Date or Scheduled Maturity Date.. For purposes of this Surplus Note, "Business Day" means any day other than a Saturday, Sunday or other day on which commercial banks in New York City are required by law to close, provided that banking institutions located at the place of payment designated by Lender are carrying out transactions in U.S. dollars.

     3. (a) No principal payment shall be permitted on this Surplus Note unless such payment has received the prior approval of the Commissioner of the Iowa Insurance Division (the "Commissioner").

     (b) Periodic interest payments shall be paid as required under the terms of this Surplus Note, subject to the prior approval of the Commissioner.

     (c) Borrower shall use its best efforts to obtain the approval of the Commissioner for the payment by Borrower of interest on and principal of this Surplus Note on the Scheduled Interest Payment Dates or Scheduled Maturity Date hereof, and, in the event any such approval has not been obtained for any such payment or any portion thereof at or prior to the Scheduled Interest Payment Date or Scheduled Maturity Date hereof, as the case may be, to continue to use its best efforts to obtain such approval promptly thereafter. Not less than thirty (30) days prior to each Scheduled Interest Payment Date or Scheduled Maturity Date hereof (excluding any such Scheduled Maturity Date which arises as a result of the obtaining of an order or the granting of approval for the rehabilitation, liquidation, conservation, reorganization, receivership, dissolution or the commencement of any bankruptcy, insolvency or similar proceeding of Borrower), Borrower will seek the approval of the Commissioner to make each payment of interest on and the principal of this Surplus Note. In the event the Commissioner does not approve Borrower's request to make an interest or principal payment as scheduled herein, Borrower shall promptly notify Lender or any subsequent holder of this Surplus Note thereof.

     (d) If the Commissioner does not approve the making of any payment or portion thereof of principal of or interest on this Surplus Note on the Scheduled Interest Payment Date or Scheduled Maturity Date hereof, the Scheduled Interest Payment Date or Scheduled Maturity Date as the case may be, shall be extended and such payment or any unpaid portion thereof shall be made by Borrower on the next following Business Day on which Borrower shall have the approval of the Commissioner to make such payment or any unpaid portion thereof. Interest will continue to accrue on any such unpaid principal through the actual date of payment at the rate of interest stated on the face hereof. Interest will not accrue on interest with respect to which the Scheduled Interest Payment Date has been extended, during such period of extension.

     (e) If the Commissioner approves the making of a payment of principal and/or interest in an amount insufficient to satisfy Borrower's obligations under this Surplus Note and other surplus notes issued on the Effective Date, payment shall be made on this Surplus Note and each other surplus note issued on the Effective Date on a pro-rata basis.

     4. Subject to the prior approval of the Commissioner, Borrower may prepay this Surplus Note in whole on, or within thirty (30) days after, the tenth anniversary of the execution of this Surplus Note, upon thirty (30) days written notice to Lender, without premium or penalty, at the principal amount so to be prepaid, plus accrued interest thereon to the date of such prepayment.

     5. In the event of the dissolution, liquidation, receivership, insolvency or bankruptcy of Borrower, repayment of principal and payment of interest under this Surplus Note shall be subordinated to the prior payment of, or provision for, all liabilities (as reported in the statutory statement of assets and liabilities) of Borrower, other than debts owed by Borrower to other holders of surplus notes issued by Borrower, with which this Surplus Note shall rank pari passu, but shall rank superior to the claim, interest, and equity of the shares or shareholders of Borrower.

     6. No act or failure on the part of Borrower with respect to any of the terms or provisions hereof shall give Lender any right to declare the unpaid principal or interest on this Surplus Note to be due and payable immediately or otherwise than in accordance with the terms and conditions hereof. However, once payment due hereunder has been approved by the Commissioner, the payment shall be made when due. If Borrower fails to pay the full amount of such approved payment on the date such amount is scheduled to be paid, such approved amount will be immediately payable on such date without any action on the part of Lender and, to the extent permitted by applicable law, interest will also accrue on any such approved but unpaid interest through the actual date of payment at the rate of interest stated on the face hereof. In the event that Borrower fails to perform any of its other obligations hereunder, Lender may pursue any available remedy to enforce the performance of any provision of this Surplus Note, provided however, that such remedy shall in no event include the right to declare this Surplus Note immediately payable. Borrower shall reimburse Lender, in full, for any reasonable expense incurred by Lender in connection with enforcing the performance of this Surplus Note, including, but not limited to, reasonable attorneys' fees and expenses. A delay or omission by Lender in exercising any right or remedy accruing as a result of Borrower's failure to perform its obligations hereunder and the continuation thereof shall not impair such right or remedy or constitute a waiver of or acquiescence in such non-performance by Borrower. To the extent permitted by law, no remedy is exclusive of any other remedy and all remedies are cumulative.

     7. Borrower covenants that it shall not consolidate with, or merge into, any other corporation or convey or transfer its properties, assets and in force business substantially as an entirety to any person, unless (i) Borrower provides the holder of the Surplus Note with advance written notice of such consolidation, merger, conveyance or transfer and a certificate of an authorized officer of Borrower stating that it has complied with all terms contained in this Section 7; and (ii) the corporation formed by such consolidation or into which Borrower is merged or the person which acquires by conveyance or transfer, the properties, assets and in force business of Borrower substantially as an entirety shall be a corporation organized and existing under the laws of the United States of America, any State thereof or the District of Columbia and shall expressly assume, in a manner satisfactory to the holder of this Surplus Note, the due and punctual payment of the principal of and interest on this Surplus Note in accordance with its terms and the performance of every covenant of this Surplus Note on the part of Borrower to be performed or observed. Upon any consolidation of Borrower with, or merger of Borrower into, any other corporation or any conveyance or transfer of the properties, assets and in force business of Borrower substantially as an entirety to any person in accordance with this Section 7, the successor corporation formed by such consolidation or into which Borrower is merged or to which such conveyance or transfer is made shall succeed to, and be substituted for, and may exercise every right and power of, Borrower under this Surplus Note, with the same effect as if such successor corporation had been named as Borrower herein.

     8. Borrower covenants that, in the event Lender or any subsequent holder of this Surplus Note desires to sell, transfer or convey its interest in this Surplus Note, Borrower will fully cooperate and promptly take all reasonable measures to facilitate such sale, transfer or conveyance, including, but not limited to, providing the information referenced in Rule 144A(d)(4), as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. THIS SURPLUS NOTE HAS BEEN ISSUED IN A TRANSACTION EXEMPT FROM REGISTRATION UNDER THE SECURITIES ACT AND MAY NOT BE REOFFERED, RESOLD OR OTHERWISE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN APPLICABLE EXEMPTION THEREFROM. THE PURCHASER OF THIS SURPLUS NOTE IS HEREBY NOTIFIED THAT THE SELLER OF THIS SURPLUS NOTE MAY BE RELYING ON THE EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT PROVIDED BY RULE 144A UNDER THE SECURITIES ACT.

     9. No amendments shall be made to this Surplus Note without the consent of Borrower and Lender, and the prior approval of the Commissioner.

     10.  Except for the  conditions  described  in  subsections  (a) and (b) of
Section 3 above, no provision of this Surplus Note shall alter or impair the obligation of Borrower, which is absolute and unconditional, to pay the principal of, and interest on, this Surplus Note at the times, place and rate, and in the coin or currency, herein prescribed. No provision of this Surplus Note shall extinguish the ultimate liability of Borrower for the payment of principal and interest hereunder.

     11. This Surplus Note shall be governed by the laws of the State of Iowa and shall be effective as of December 29, 2004.

     IN WITNESS WHEREOF, Borrower has caused this Surplus Note to be executed in its name and attested to by its authorized officer and its corporate seal to be hereunder affixed, all as of the date first written above.


                                      ING USA Annuity and Life Insurance Company


                                      By:/s/   David S. Pendergrass
                                         ---------------------------------------
                                               David S. Pendergrass
                                               Vice President and Treasurer

ATTEST:/s/ Spencer Shell
        -----------------

                                                                  Exhibit 10.(t)

                                LEASE AGREEMENT

                              DATED AUGUST 31, 1995

                                 BY AND BETWEEN

                   THE GRAHAM GROUP, INC., an Iowa corporation

                                    LANDLORD



                                       AND

          EQUITABLE LIFE INSURANCE COMPANY OF IOWA, an Iowa corporation

                                     TENANT



                                Des Moines, Iowa

                         LEASE AGREEMENT BY AND BETWEEN
                           THE GRAHAM GROUP, INC., AND
                    EQUITABLE LIFE INSURANCE COMPANY OF IOWA


                                TABLE OF CONTENTS

Article #        Name                                                     Page


Article 1        Demised Premises, Building, Site and Project               1
Article 2        Term of Lease                                              1
Article 3        Use                                                        2
Article 4        Base Rent                                                  2
Article 5        Definitions                                                3
Article 6        Improvements and Possession                                5
Article 7        Building Services                                          7
Article 8        Compliance With Laws                                       7
Article 9        Repairs                                                    7
Article 10       Alterations and Additions                                 10
Article 11       Insurance                                                 11
Article 12       Damage by Fire or Other Casualty                          14
Article 13       Eminent Domain                                            15
Article 14       Bankruptcy                                                15
Article 15       Defaults                                                  16
Article 16       Assignment and Subletting                                 17
Article 17       Surrender of Possession                                   18
Article 18       Priority of Lease
                 Certificate to Purchasers and Mortgage                    18
Article 19       Rights Reserved by Landlord                               19
Article 20       Name of Building                                          20
Article 21       Option to Extend Term                                     20
Article 22       Covenant of Quiet Enjoyment                               22
Article 23       Notices                                                   22
Article 24       Parking                                                   23
Article 25       Phase 2 - Building                                        27
Article 26       Unperformed Covenants
                 May Be Performed by other Party                           32
Article 27       Liens                                                     33
Article 28       Landlord's Covenants; Title Insurance                     33
Article 29       Indemnification                                           34
Article 30       Personal Property Taxes                                   34
Article 31       No Partnership                                            34
Article 32       Right of First Refusal                                    35
Article 33       Waiver                                                    36

Article 34       Injunction                                                36
Article 35       Cumulative Rights                                         36
Article 36       Authority of Parties                                      36
Article 37       Cumulative Remedies                                       36
Article 38       Holding Over                                              36
Article 39       Structural Weakness                                       36
Article 40       Covenants Binding and Successor                           37
Article 41       Short Form                                                37
Article 42       Costs and Fees                                            37
Article 43       Waiver                                                    37
Article 44       Number and Gender                                         38
Article 45       Broker's Commission                                       38
Article 46       Headings                                                  38
Article 47       Partial Invalidity                                        38
Article 48       Entire Agreement                                          38
Article 49       Counterparts                                              38
Article 50       Survival                                                  38
Article 51       Time of Essence                                           39
Article 52       Applicable Law                                            39
Article 53       Accounting and Audit                                      39
Article 54       Skywalks                                                  39
Article 55       Limitation of Mortgagee's Liability                       39


                                    EXHIBITS

Exhibit A - Legal Description (Demised Premises, Parcel One and Parcel Two)

Exhibit B - Legal  Description  (Principal  Land, DMDC Land, 12th Street Parking
            Land And Graham's Fine Arts Land)

Exhibit C - Methodology Letter

Exhibit D - Landlord Special Warranty Deed (North-half of the Site)

Exhibit E - Landlord Special Warranty Deed (DMDC Land)

Exhibit F - Tenant Special Warranty Deed (DMDC Land and DMDC Ramp)

                                 LEASE AGREEMENT


THIS LEASE AGREEMENT (the Lease"), made and entered into as of the 31st day of August, 1995, by and between THE GRAHAM GROUP, INC., an Iowa corporation, of Des Moines, Iowa, (hereinafter called "Landlord"), and EQUITABLE LIFE INSURANCE COMPANY OF IOWA, an Iowa corporation, of Des Moines, Iowa (hereinafter called "Tenant"). WITNESSETH:

     WHEREAS, Landlord and Tenant desire to enter into this Lease of the "Demised Premises" as that term is hereinafter described;

     NOW, THEREFORE, in consideration of the respective covenants and agreements hereinafter set forth and other good and valuable consideration, the parties hereto hereby covenant and agree as follows:

                                    ARTICLE 1

                  DEMISED PREMISES, BUILDING, SITE AND PROJECT

Subject to and upon the terms, provisions and conditions hereinafter set forth, Landlord does hereby lease unto Tenant and Tenant does hereby lease from Landlord 205,330 square feet, more or less, of Usable Area, as hereinafter defined, on six floors above grade, in addition to an underground parking garage containing approximately 100 parking spaces (the "Demised Premises") in an office building known as "The Equitable Building" (the "Building"), to be constructed on a downtown block bordered by 9th Street on the East, 10th Street on the West, Grand Avenue on the North and Locust Street on the South, in the City of Des Moines, Iowa (the "Site") and more particularly described in Exhibit "A" attached hereto and incorporated herein by this reference, together with all rights, privileges, easements, rights of ingress and egress and appurtenances of whatever kind and character, benefiting, belonging or appertaining thereto and such other rights which are specifically created by this Lease. Hereinafter the Demised Premises, the Building, and the Site are collectively referred to as the "Project".

                                    ARTICLE 2

                                  TERM OF LEASE

     2.1 The term of this Lease (hereinafter called the "Term") shall commence sixty (60) days after the date the Landlord's architect and Tenant's architect certify that the conditions set forth in Sections 6.1 and 6.2 have been satisfied (hereinafter called the "Commencement Date"), and shall terminate at the end of the twentieth (20th) full lease year (as hereinafter defined) following the Term Commencement Date.

     2.2 No later than fifteen (15) days prior to the Commencement Date, Landlord and Tenant shall execute a "short form lease", in recordable form, specifying, among other things, the precise amount of Usable Area in the Demised Premises and the commencement and termination dates of this Lease. "Usable Area" contained in the Demised Premises shall be computed from time to time and certified to by Landlord's architect, and shall mean the total number of square feet at the floor level of such space falling within the inside finish of the exterior curtain wall, or from the glass line where at least fifty percent (50%) of the outer wall of the Building is glass, excluding stairs and elevator shafts, flues, stacks, pipe shafts and vertical ducts, together with their enclosing walls, public areas (e.g. elevator lobbies on each floor), rest rooms, air conditioning rooms, fan rooms and janitor's and electrical closets located on and serving such floor, and receiving areas and other functional areas of the Building, plus any areas of the Building which compose a part of the City of Des Moines, Iowa (the "City") skywalk system (the "Skywalk System") and any other municipal areas related to the operation of the Building. Upon substantial completion of the construction of the Demised Premises, Landlord's architect shall certify to Landlord and Tenant, and Tenant's architect shall confirm within thirty (30) days thereafter, the exact Usable Area of the Demised Premises. If Tenant's architect does not object to Landlord's certification of the Usable Area of the Demised Premises within the thirty (30) day period as hereinbefore set forth, then the certification of Landlord's architect shall be deemed accepted by Tenant.

     2.3 If there is a change in the size of the Building or Demised Premises during the Term, the Usable Area in the Building or the Usable Area contained in the Demised Premises shall be adjusted on a monthly average basis for the Tax Year and Fiscal Year in question. The Usable Area contained in the Demised Premises shall be determined on a monthly average basis.

                                    ARTICLE 3

                                       USE

     3.1 Tenant may use and occupy the Demised Premises for any lawful purpose.

     3.2 Tenant shall not use the Demised Premises for any unlawful purpose.

     3.3 Tenant shall not use the Demised Premises for any extra-hazardous activity.

     3.4 Tenant shall use its best efforts to comply with and conform to all requirements of governmental authorities having jurisdiction over the Demised Premises and the Building with respect to the occupancy, use or manner of use of the Demised Premises by Tenant. Landlord shall use its best efforts to comply with or cause to be complied with, all requirements of governmental authorities having jurisdiction over the Demised Premises and the Building with respect to the public portions and common areas of the Building.

                                    ARTICLE 4

                                    BASE RENT

     4.1 Tenant shall pay Landlord, or its assigns, at Landlord's office in the City, or at such other place as Landlord may from time to time designate, in lawful money of the United States, for the use of the Demised Premises, an annual base rent per square foot of Usable Area contained in the Demised Premises, payable in equal monthly installments, in advance on the first day of the Term of this Lease, and on the first day of each month thereafter during the continuance of this Lease as follows, to-wit:

     1st through 10th lease year $11.95 per square foot per annum of Usable Area

     11th  through  20th lease year  $13.15 per square  foot per annum of Usable
     Area

The above stated annual lease year base rent per square foot of Usable Area contained in the Demised Premises for the lease year in question shall hereinafter be referred to as "Base Rent". As used herein "lease year" shall mean in the case of the first lease year, a consecutive period of twelve (12) calendar months with the first calendar month commencing on the first day of January occurring on or about the Term Commencement Date, or in the event the Term Commencement Date is not on the 1st day of January, the "1st lease year" shall be that portion of the first calendar year from the Term Commencement Date to the last day of December, plus a consecutive period of twelve (12) calendar months following such partial year; thereafter, lease year shall mean each successive twelve (12) calendar month period following the expiration of the first lease year.

     4.2 If the Term Commencement Date of this Lease commences other than on the first day of a month, the monthly installment of Base Rent payable for such month shall be prorated.

     4.3 All unpaid Base Rent and Additional Rent, as hereinafter defined, shall bear interest at the money center prime rate as published in the Wall Street Journal, its successor or a similar service, plus two percent (2%) per annum, or at the maximum rate allowed by law, whichever is less, from its due date until paid.

                                    ARTICLE 5

                                   DEFINITIONS

     5.1 Definitions:

     (a) "Fiscal Year" shall mean any twelve month period, beginning January 1 and ending the following December31, which contains any part of the Term of this Lease.

     (b) "Taxes" shall mean (i) all real estate taxes and special assessments levied or assessed against the Project (less any credits allocable to such real estate taxes or special assessments); (ii) any Taxes, assessments, charges or fees hereafter substituted therefor and (iii) subject to the limitations set forth below, the reasonable costs of disputing or protesting the amount of any Taxes, including all reasonable attorneys' fee incurred by Landlord in connection therewith. There shall be excluded from Taxes all federal, state and local income taxes, federal excess profit taxes, franchise, capital stock and federal or state estate or inheritance taxes of Landlord. The cost of disputing or protesting the amount of any Taxes, shall not be included in the calculation of Taxes for any Fiscal Year unless such costs are less than the savings resulting from such dispute or protest. Landlord shall, after being requested to do so by Tenant, use reasonable efforts to have the North half of the Site, as hereinafter defined, separately assessed from the Site. Tenant shall have the right to contest any Taxes.

     (c) "Operating Expenses" shall mean all costs of management, operating or maintenance of the Project, based on a calendar year period and determined in accordance with generally accepted accounting principles consistently applied, including by way of illustration, but not limitation, utilities, insurance premiums, janitorial and cleaning services, licenses, permits, security and inspection fees, heating and cooling, maintenance and repairs, general administration costs and expenses, management fees, labor and supplies, and amortized amounts (over the expected life of such item) of capital items (exclusive of structural repairs or replacements) to the extent that any such capital item constitutes, in the reasonable opinion of a qualified professional a substantial labor or cost - saving device or operation; provided, however, for the initial five (5) lease years of the Term, Operating Expenses shall be reduced by Two Hundred Seventy Five Thousand and No/100 Dollars ($275,000.00). Operating Expenses Shall not include the following: (i) costs of alterations, improvements or additions to any tenant's premises; (ii) principal, interest or other payments on loans or invested capital; (iii) costs of capital items, except for capital items includable in Operating Expenses as aforesaid; (iv) depreciation and amortization expenses; (v) legal and professional fees incurred in connection with leases or the leasing or ownership (as opposed to operation) of the Project or in connection with the Skywalk System; (vi) administrative costs not specifically incurred in the management maintenance and operation of the Project; (vii) executive salaries over the rank of building manager; (viii) Taxes; (ix) management fees to the extent that they exceed amounts customarily charged to manage first-class office buildings in downtown Des Moines, Iowa; (x) repairs, restoration or other work to the Project occasioned by fire, windstorm or other insured casualty; and (xi) any other expenses which under generally accepted accounting principles consistently applied would not be considered Operating Expenses as permitted herein.

     (d) "Tenant's Proportionate Share of Taxes" shall be the percentage determined by dividing the square feet of Usable Area contained in the Project into the square feet of Usable Area contained in the Demised Premises. Tenants Proportionate Share of Taxes shall be reduced by three (3) full years of property tax abatement the Project has, or shall be, granted by the City pursuant to Chapter 404, Code of Iowa (the "Tax Abatement Proceedings"), or, in the event the City does not grant to the Project such property tax abatement, Tenant's Proportionate Share of Taxes shall nevertheless be reduced in a manner as such would have been done had such tax abatement been provided. Upon the Term Commencement Date, Tenant's Proportionate Share of Taxes shall be deemed to be one hundred percent (100%). Tenant shall be responsible for the payment of Taxes on the Demised Premises which would become due, payable and delinquent if not paid during the Term of this Lease. For example, if the Term Commencement Date is after September 30, 1997 but before March 31, 1998, Tenant shall pay all those Taxes which would become due, payable and delinquent if not paid by March 31, 1998. The last Taxes to be paid by Tenant during the Term of this Lease shall be those Taxes which would become due, payable and delinquent if not paid by September 30 of the twentieth (20th) lease year of the Lease.

     (e) "Tax Year" shall mean any twelve month period designated by applicable taxing authorities as the basis for payment of Taxes, which includes any part of the Term of this Lease. Currently, the Tax Year begins on July 1 of each year and ends on the following June 30.

     (f) "Tenant' s Proportionate Share of Operating Expenses" shall be the percentage determined by dividing the square feet of Usable Area contained in the Building into the square feet of Usable Area contained in the Demised Premises. Upon the Term Commencement Date, Tenant's Proportionate Share of Operating Expenses shall be deemed to be one hundred percent (100%).

     (g)  "Additional   Rent"  shall   hereinbefore  and  hereinafter  mean  the
additional  amount  of  money  to be paid by  Tenant  to  Landlord  as  Tenant's
Proportionate Share of Taxes and Tenant's Proportionate Share of Operating Expenses, as such terms are defined in Sections 5.1(d) and 5.1(f) above.

     (h) "Toxic or Hazardous Substances" shall be interpreted broadly to include, but not be limited to, any material or substance that is defined or classified under federal, state or local laws as: (a) a "hazardous substance" pursuant to Section 101 of the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. ss.9601(14), Section 311 of the Federal Water Pollution Contract Act, 33 U.S.C. ss.1321, as now or hereafter amended; (b) a "hazardous waste" pursuant to Section 1004 or Section 3001 of the Resource Conservation and Recovery Act, 42 U.S.C. ss. 6903, 42 U.S.C. ss.6921, as now or hereafter amended; (c) a toxic pollutant under Section 307(l)(a) of the Federal Water Pollution Control Act, 33 U.S.C. ss.1317(l)(a); (d) a "hazardous air pollutant" under Section 112 of the Clean Air Act, 42 U.S.C. ss.741 2, as now or hereafter amended; (e) a "hazardous material" under the Hazardous Material Transportation Act, 49 U.S.C. ss.1802(2), as now or hereafter amended; (f)toxic or hazardous pursuant to regulations promulgated now or hereafter under the aforementioned laws; or (g) presenting a risk to human health or the environment under other applicable federal, state or local laws, ordinances, or regulations, as now or as may be passed or promulgated in the future. "Toxic or Hazardous Substances" shall also mean any substance that after release into the environment and upon exposure, ingestion, inhalation or assimilation, either directly from the environment or directly by ingestion through food chains, will or may reasonably be anticipated to cause death, disease, behavior abnormalities, cancer or genetic abnormalities. "Toxic or Hazardous Substances" specifically includes, but is not limited to, asbestos, polychlorinated biphenyls (PCBs), petroleum and petroleum based derivatives, and urea formaldehyde.

     5.2 Landlord shall pay or cause to be paid, before due, payable and delinquent, all Taxes. From the Term Commencement Date, and thereafter throughout the Term, Tenant shall pay to Landlord as Additional Rent, in addition to the Base Rent required in Article 4 of this Lease, an amount equal to the Taxes payable in any Tax Year. Taxes shall be paid in monthly installments, at the same time and place as Base Rent is to be paid, in an amount estimated from time to time by Landlord by a written notice to Tenant. Upon receipt by Landlord of a statement for Taxes payable in a Tax Year, Landlord shall furnish Tenant with a written statement of the actual Taxes for such Tax Year. If the total amount paid by Tenant, for any Tax Year during the Term of this Lease, is less than the actual Taxes due from Tenant for such Tax Year, as shown on such statement, Tenant shall pay the deficiency to Landlord within fifteen (15) days after demand therefor by Landlord. If, on the other hand, the total amount paid by Tenant for any Tax Year exceeds the actual Taxes due from Tenant for such Tax Year, such excess shall be credited against payments next due hereunder; and, if no such payments are next due, such excess shall be refunded by Landlord. The amount of any refund of Taxes received by Landlord shall be credited against Taxes for the Tax Year in which such refund is received. In determining the amount of Taxes for any Tax Year, the amount of special assessments to be included shall be limited to the amount of the installment (plus any interest payable thereon) of such special assessment which would have been required to have been paid during such Tax Year if Landlord had elected to have such special assessment paid over the maximum period of time permitted by law.

     5.3 Tenant shall also pay to Landlord as rent, in addition to the Base Rent required in Article 4 of this Lease, an amount (the `Operating Expense Amount") equal to the Tenant's Proportionate Share of Operating Expenses incurred by Landlord, with respect to each Fiscal Year. The Operating Expense Amount shall be paid in monthly installments, at the same time and place as Base Rent is to be paid, in an amount reasonably estimated from time to time by Landlord by a written notice to Tenant. Landlord shall cause to be kept books and records showing Operating Expenses, in accordance with generally accepted accounting principles consistently applied. As promptly as practicable following the close of each Fiscal Year, Landlord shall cause the amount of the Operating Expense Amount for such Fiscal Year to be computed, and shall deliver to Tenant a statement of the Operating Expense Amount; and Tenant shall pay any deficiency to Landlord as provided in Section 5.5 of this Lease. If the total amount paid by Tenant during any Fiscal Year exceeds the actual Operating Expense Amount due from Tenant for such Fiscal Year, such excess shall be credited against payments next due hereunder; and, if no such payments are next due, such excess shall be refunded by Landlord.

     5.4 For any Fiscal Year which does not fall entirely within the Term of this Lease, Tenant shall be obligated to pay only a pro rata share of the Operating Expense Amount, as hereinabove determined, based upon the number of days of the Term falling within the Fiscal Year in question.

     5.5 Within one hundred twenty (120) days after the end of each Fiscal Year, Landlord shall provide Tenant with detailed financial information and a written statement explaining the computation of Additional Rent. In the event Tenant desires additional information with respect to specific items of expense, amortization or the amounts thereof, Landlord shall provide to Tenant all information and documentation relevant to those specific expense items, amortization or the amounts thereof, in order that such objections can be satisfied or otherwise resolved. Any deficiency in the amount of Additional Rent shall be due and payable by Tenant within fifteen (15) days after Tenant has accepted such statement.

                                    ARTICLE 6

                           IMPROVEMENTS AND POSSESSION

     6.1 Landlord agrees at its sole expense to proceed with due diligence to expediently perform all necessary on-site and off-site work in connection with the development of the Site and construct or cause to be constructed the Building, as anticipated by the Request for Proposal for Tenant submitted to Landlord dated December 15, 1994 and the Development Proposal dated February 28, 1995 prepared for Tenant by Landlord, as such is supplemented by a Development Presentation dated April 10, 1995 prepared for Tenant by Landlord and letter dated March 21, 1995 to Tenant from Landlord (collectively the "Proposal"). The Site and the Building (including the skywalk bridge to the Building) shall be constructed in accordance with the terms and conditions of the Proposal, as modified by the mutual agreement of Landlord and Tenant, and as further modified by the terms and conditions of this Lease, in a good and workmanlike manner as soon as reasonably possible (in accordance with a development schedule mutually acceptable to Landlord and Tenant), but, subject to Section 6.7 hereof, in any event complete the same prior to May 1, 1997.

     6.2 Tenant's Improvements (hereinbefore and hereinafter referred to as "Tenant's Improvements") shall include the construction of all improvements to be made by Tenant to the Demised Premises pursuant to Tenant's plans and specifications as hereinafter described. In order to facilitate the construction of Tenant's Improvements, Landlord and Tenant will consult with each other and use reasonable efforts to coordinate their activities. In this regard, Tenant shall have its architect timely prepare and deliver plans and specifications (hereinafter called "Tenant's Plans and Specifications") for Tenant's Improvements to be constructed to the Demised Premises. Tenant's Plans and Specifications shall be reasonably acceptable to Landlord. In the event Landlord has not delivered reasonable objections to Tenant's Plans and Specifications to Tenant within thirty (30) days of its receipt from Tenant of Tenant's Plans and Specifications, Landlord shall be deemed to have approved Tenant's Plans and Specifications and Tenant shall cause construction of Tenant's Improvements to commence in accordance with a development schedule mutually acceptable to Landlord and Tenant. Graham Construction Company, Des Moines, Iowa, shall be given the non-exclusive right to bid Tenant's Improvements work; provided, however, Tenant retains in its sole and absolute discretion the right to select the party who shall construct Tenant's Improvements. The costs incurred by Tenant for construction of the Tenant's Improvements shall be paid by Landlord as a reimbursement to Tenant, provided that the total of such costs to be reimbursed by Landlord to Tenant shall not exceed Thirty and No/100 Dollars ($30.00) per square foot of Usable Area in the Demised Premises ("Tenant's Improvement Allowance"). Landlord shall reimburse Tenant (but no more than once a month) for the direct arid actual costs and expenses incurred by Tenant in connection with construction of Tenant's Improvements. Should Tenant not use all of Tenant's Improvement Allowance as above provided, any unused portion of Tenant's Improvement Allowance shall be paid to Tenant on the Term Commencement Date of this Lease. Tenant shall proceed with due diligence to expediently perform all of the work associated with the development of Tenant's Improvements, but, subject to Section 6.7 hereof, in any event complete the same prior to November 1, 1997.

     6.3 Landlord and Tenant agree, as to their respective construction work to be performed, to use reasonable efforts to perform or cause to be performed such work so as not to (i) cause any increase in the cost of constructing the Building or the Demised Premises (unless such cost is reasonably necessary),
(ii) unreasonably interfere with any construction work being performed on the Building or the Demised Premises, or (iii) unreasonably interfere with the use, occupancy or enjoyment of the Building or the Demised Premises.

     6.4 Landlord and Tenant agree that all construction work to be performed hereunder by either shall be done in a good and workmanlike manner, with first-class materials and in accordance with all applicable laws, rules, ordinances and regulations. Each shall pay all costs, expenses, and liabilities, and remove all liens, arising out of or in any way connected with its own construction, except as otherwise expressly provided in this Lease.

     6.5 Landlord and Tenant as respects their respective construction, shall use reasonable efforts to cause their respective architects and contractors to cooperate and coordinate construction with the architects, contractors and construction work of the other party to the extent reasonably practicable, to achieve the objectives set forth in Section 6.3 above.

     6.6 Tenant may take possession of any part of the Demised Premises prior to the Commencement Date (which Tenant may do without the prior written consent of Landlord) for purposes of preparing the Demised Premises for the operation of its business, and in such event Tenant shall not be obligated to pay Landlord Base Rent or Additional Rent for the period of such occupancy prior to the Commencement Date for that portion of the Demised Premises so occupied.

     6.7 Notwithstanding anything to the contrary contained in Article 6 of this Lease, (a) if Landlord shall be delayed or hindered in or prevented from the performance of any act required pursuant to this Article 6 by reason of acts of God, strikes, lockouts, labor troubles, inability to procure labor or material, failure of power, restrictive governmental laws or regulations, riots, insurrection, war or other reason of a like nature not the fault of the party delayed in performing work or doing ads required under this Lease (such reasons referred to collectively as "Force Majeure"), the period of the performance of any such act shall be extended for a period equivalent to the period of such delay but in no event beyond August 1, 1997; (b) if Landlord shall be delayed or hindered in or prevented from the performance of any act required pursuant to this Article 6 because of Force Majeure, the time for Tenant to complete Tenant's Improvements shall be extended by a like number of days; or (c) if Tenant shall be delayed or hindered in or prevented from the performance of any of Tenant's Improvements because of an act of Force Majeure, the time for Tenant to complete Tenant's Improvements shall be extended for a period equivalent to the period of such delay but in no event beyond the later of February 1, 1998 or ninety (90) days following the date by which Landlord had to completes its acts pursuant to tins section b. 1.

                                    ARTICLE 7

                                BUILDING SERVICES

     7.1 Landlord shall provide the following services on all days during the Term of this Lease, except as otherwise stated:

     (a)  Subject  to  all  governmental   rules,   regulations  and  guidelines
applicable thereto, heating and air conditioning when necessary, in Tenant's reasonable judgment, for normal comfort in the Demised Premises.

     (b) Electricity for Tenant's office use shall be available at all times. After the Term Commencement Date, Tenant shall furnish and install, or Landlord shall furnish and install at Tenant's request, at Tenant's sole cost and expense, all lighting, tubes, lamps, bulbs and ballasts required in the Demised Premises. In the event Landlord is required to furnish and install, Tenant shall pay Landlord's reasonable charges therefor on demand.

     (c) City water from regular Building outlets for drinking, lavatory, restroom and kitchen purposes.

     (d) Janitor and security services in and about the Demised Premises, comparable to the standard janitor and security service furnished by other first class City office buildings similar in construction, general location, use and occupancy. Notwithstanding the above, Tenant may elect, in its sole and absolute discretion, to provide janitor and/or security services in and about the Demised Premises.

     (e) Passenger elevator service to be provided by operator less automatic elevators.

     (f) Freight elevator service.

     7.2 No interruption in, or temporary stoppage of, any of the aforesaid services for a period of three (3) days or less, caused by repairs, renewals, improvements, alterations, strikes, lockouts, labor controversy, accidents, inability to obtain fuel or supplies, or other causes beyond the reasonable control of Landlord, shall be deemed an eviction or disturbance of Tenant's use and possession, or render Landlord liable for damages, by abatement of rent or otherwise, or relieve Tenant from any obligations under the terms of this Lease. Notwithstanding the above, in the event of any interruption in, or temporary stoppage of, any of the aforesaid services for a period of more than three (3) days, Base Rent and Additional Kent snail be abated until such services have been restored; provided, further, that in the event such condition shall continue for a period of more than ninety (90) days, then Tenant may terminate this Lease by giving written notice of such cancellation to Landlord.

     7.3 In connection with the development of the Building, Landlord represents that as of the Term Commencement Date the design of the Building is in compliance with the Model Energy Code, Division 8 of the Iowa Building Code, as adopted by the state building code commissioner pursuant to the Code of Iowa, Chapter 103A.7(6)(1995).

                                    ARTICLE 8

                              COMPLIANCE WITH LAWS

     8.1 Landlord represents and warrants to Tenant that the Project, but for Tenant's Improvements, and its use as anticipated under this Lease comply fully with (and no notices of violation have been received in connection with)
environmental, air, quality, zoning, flood plain, planning, subdivision, building, health, labor, discrimination, fire, traffic, safety, and other governmental or regulatory rules, regulations, laws, ordinances, statutes, codes and requirements applicable to the Project in which the Demised Premises are located (collectively, the "Building Laws"), including, without limitation, the Americans with Disabilities Act of 1990, 42 U.S.C. ss. -1 2213 (1991), as amended. Landlord has received, or will receive, such final certificates as may be required or customary and evidencing compliance with all building codes and permits, and approval of full occupancy of the Demised Premises and of all installations therein. Landlord shall cause the Project to be continuously in compliance with all Building Laws (as the same may be amended from time to time).

     8.2 Landlord agrees to protect, defend, indemnify and hold Tenant harmless from and against all liability threatened against or suffered by Tenant by reason of a breach by Landlord of the foregoing representations and warranties contained in the preceding Section 8.1. The foregoing indemnity shall include the cost of all alterations to the Project (including architectural, engineering, legal and accounting costs), all fines, fees and penalties, and all legal and other expenses (including attorneys' fees), incurred by Tenant in connection with the Project being in violation of any Building Laws and for the cost of collection of the sums due under the indemnity.

     8.3 Landlord represents and warrants to Tenant that: (i) Landlord is not in violation of, or subject to, any existing, pending or threatened investigation by any governmental authority under any applicable federal, state or local law, regulation or ordinance pertaining to air and water quality, the handling, transportation, storage, treatment, usage or disposal of Toxic or Hazardous Substances, air emissions, other environmental matters and all zoning and other land use matters; (ii) any handling, transportation, storage, treatment or use of Toxic or Hazardous Substances that has occurred on the Site to date has been in compliance with all applicable federal, state, and local laws, regulations and ordinances; and (iii) no leak, spill, release, discharge, emission or disposal of Toxic or Hazardous Substances has occurred on the Site to date and the soil, groundwater, and soil vapor on or under the Site shall be free of Toxic or Hazardous Substances as of the Term Commencement Date.

     8.4 Landlord agrees to indemnify, defend (with counsel satisfactory to Tenant) and hold Tenant and its officers, employees, contractors and agents harmless from any claims, judgments, damages, penalties, fines, expenses, liabilities or losses arising during or after the Lease Term out of or in any way relating to the presence, release or disposal of Toxic or Hazardous Substances on or from the Project or the Demised Premises, or to a breach of the environmental warranties made by Landlord above, unless the Toxic or Hazardous Substances are present solely as a result of the actions of Tenant, its officers, employees, contractors or agents. Such indemnity shall include, without limitation, costs incurred in connection with:

     (a) Toxic or Hazardous Substances present or suspected to be present in the soil, groundwater or soil vapor on or under the Project or the Demised Premises before Tenant occupies the Project or the Demised Premises or the Lease Term commences; or

     (b) Toxic or Hazardous Substances that migrate, flow, percolate, diffuse, or in any way move onto or under the Project or the Demised Premises, during Tenant's occupancy of the Demised Premises after the Lease Term commences; or

     (c) Toxic or Hazardous Substances present on or under the Demised Premises as a result of any discharge, dumping, spilling (accidental or otherwise) onto the Project or the Demised Premises during Tenant's occupancy of the Demised Premises or after the Lease Term commences by any person, corporation, partnership, or entity other than Tenant, its officers, employees, contractors or agents.

     The indemnification provided by this Article 8 shall also specifically cover, without limitation, costs incurred in connection with any investigation of Site conditions or any cleanup, remedial, removal or restoration work required by any federal, state or local governmental agency or political subdivision or other third party because of the presence or suspected presence of Toxic or Hazardous Substances in the soil, groundwater, or soil vapor on or under the Project or the Demised Premises, unless the Toxic or Hazardous Substances are present solely as a result of the actions of Tenant, its officers, employees, contractors or agents. Such costs may include, but not be limited to, diminution in the value of the Demised Premises, damages for the loss or restriction on use of Usable Area or of any amenity of the Demised Premises, sums paid in settlements of claims, attorneys fees, consultants fees, and expert fees.

     The foregoing environmental indemnity shall survive the expiration or termination of this Lease and/or any transfer of all or any portion of the Demised Premises, or of any interest in this Lease. Notwithstanding any other provision of this Lease, Landlord shall be personally liable without limitation on recourse, for performance of its obligations under this Article 8. Notwithstanding anything in this Section 8.4 to the contrary, the presence of Toxic or Hazardous Substances on the Site or in the Building shall not give Tenant the right to terminate this Lease or, subject to Article 26 hereof, hold back, offset or fail to pay any amounts otherwise due under this Lease, un Tenant cannot legally occupy the Site or the Building; provided, however, Tenant can pursue any other right or remedy provided for under this Lease or as otherwise provided at law or in equity.

     8.5 Tenant represents and warrants that Tenant's Improvements comply with Building Laws.

                                    ARTICLE 9

                                     REPAIRS

     9.1 Tenant shall, during the entire Term of this Lease, and at Tenant's sole cost and expense, keep the Demised Premises in as good order, condition and repair as they were at the time Tenant took possession of the same, reasonable wear and tear, damage from fire and other casualties and repairs which are the obligation of Landlord excepted.

     9.2 All repairs and replacements shall be of quality and class comparable to the original work.

     9.3 Landlord, its employees, agents, or contractors, after giving Tenant reasonable notice, shall have the right to enter the Demised Premises, at reasonable times, for the purpose of inspection, cleaning, repairing, altering or improving the same; however, nothing contained in this Article 9 shall be construed as imposing any duty on Landlord to make any repairs or replacements which are the obligation of Tenant

     9.4 Landlord shall make all necessary repairs and maintenance to the exterior of the Building, doors, floors, lobby, windows, and all public areas of the Building. Landlord agrees that the Building will be maintained as a first class office building and that the Building and the balance of the Project will be kept in a clean and neat condition. Landlord shall maintain and keep all Building equipment such as elevators, plumbing, heating, air conditioning, electrical systems, lighting, and similar equipment in the Demised Premises in good operating condition and repair. The cost of such repairs and maintenance incurred in connection with the proper management, maintenance and operation of the Building (including any skywalks and municipal areas related to the operation of the Building and which Landlord is required to operate and maintain) shall be deemed Operating Expenses to the extent permitted under
Section 5.1 of this Lease.

     9.5 Landlord shall make all reasonable repairs and replacements to the Building, as necessary, to interior walls and floors and to items which result from any deficiencies or defects in their initial construction. Such repairs and replacements shall be at Landlord's sole cost and expense and shall not be deemed as Operating Expenses under Section 5.1 of this Lease. In addition Landlord shall provide for Tenant to be named as a third party beneficiary of all contracts for construction of improvements to the Demised Premises and of the representations and warranties contained therein.

     9.6 Subject to the provisions of Section 11.3 of this Lease, all damage or injury to the Demised Premises, to the furniture, fixtures or equipment of Tenant, or to the Building caused by Landlord, its agents, employees, contractors or other invitees, due to negligence, shall be repaired or replaced promptly by Landlord, at its sole cost and expense, and such repairs or replacements shall not be deemed as Operating Expenses under Section 5.1 of this Lease.

     9.7 Landlord shall make, at its sole cost and expense, any structural repairs to the Building such as repairs to the roof, foundation or exterior walls (structural repairs or repairs to exterior walls shall include windows and doors) and any such repairs shall not be deemed as Operating Expenses under
Section 5.1 of this Lease.

     9.8 If Landlord shall fail to have performed, or to have caused, any maintenance or repairs to the Demised Premises required to be made by Landlord under this Lease (i) within thirty (30) days after written notice thereof by Tenant to Landlord, or (ii) if such repair cannot with all reasonable diligence be completed within such thirty (30) day period, and Landlord has not commenced repair within such thirty (30) day period and thereafter proceeded with all reasonably diligence, Tenant may, but is not required to, make such repairs as are necessary. In the event of an emergency which will cause damage to the Demised Premises, and if it shall become necessary to promptly make such emergency repairs before written notice can be given to Landlord, Tenant may, but is not required to, make such emergency repairs as are necessary, provided Tenant at the very least notify in person or by telephone the management office of the Landlord prior to making such repairs. Tenant may recover the reasonable cost of any repairs made by it.

     9.9 Tenant may, at its sole cost and expense, make all repairs or replacements to the interior of the Demised Premises as Tenant may deem desirable or necessary in the conduct of its business; provided, however, that without the prior written consent of Landlord, which shall not be unreasonably withheld, Tenant shall have no right to make or cause to be made any repairs or replacements which shall affect or impair the structural integrity or soundness of the Building, including, without limitation, any repairs or replacements to the floor slab, load bearing walls, entrances and showcase windows (except repairs to such windows and entrances) of the Demised Premises, or any utility systems running through the Demised Premises; and provided further, however, that any alterations permitted hereunder and made by Tenant shall be in accordance with the requirements of law and local regulations and performed in a good and workmanlike manner.

                                   ARTICLE 10

                            ALTERATIONS AND ADDITIONS

     10.1 Tenant shall not make, as a single project, any alterations, improvements or additions to the Demised Premises which will result in a cost of more than Four Hundred Thousand and No/100 Dollars ($400,000.00) without the prior written consent of Landlord, which consent shall not be unreasonably withheld. In the event a single project is undertaken by Tenant where Landlord's consent is required, Landlord may require Tenant to furnish it with plans and specifications, names and addresses of contractors, copies of contracts, necessary permits and licenses, and an indemnification in such form and amount as may be reasonably required by Landlord to guarantee the full performance of the work and the full payment of all labor and materials furnished for the work.

     10.2 Tenant will carry and will cause its contractors and subcontractors to carry such workmen's compensation, general liability, and personal and property damage insurance as Landlord may reasonably require.

     10.3 All such work shall be done in a good and workmanlike manner.

     10.4 Tenant shall pay all costs and expenses of any such alterations, improvements or additions, and upon completion shall furnish Landlord, at Landlord's request, with evidence, satisfactory to Landlord, that full payment has been made therefor, or Tenant may furnish Landlord with mechanic's lien waivers for all labor and materials so furnished.

     10.5 If any mechanic lien is filed against the Demised Premises or the Building for labor or materials furnished to Tenant for any alterations, improvements or additions, whether or not done pursuant to this Article 10, the same shall be discharged by Tenant within thirty (30) days thereafter, at Tenant's expense. If such lien is not discharged and removed by payment or the filing of a bond, as provided by law, within said thirty (30) day period, then Landlord shall have the right, but no obligation, to secure such discharge; and Tenant shall reimburse Landlord, upon demand, for all costs and expenses incurred by Landlord in connection with securing such discharge.

     10.6 At the termination of this Lease, by lapse of time or otherwise, all alterations, improvements and additions to the Demised Premises shall belong to Landlord, without any payment therefor. Tenant shall have the right at any time or times while this Lease is in effect, to remove all of its trade fixtures and equipment; however, Tenant shall be responsible for all damage to the Demised Premises caused by such removal. Notwithstanding anything in this Lease to the contrary, at the termination of this Lease, by lapse of time or otherwise, Tenant may remove all plaques in the Building, plus other marks, emblems or symbols containing the word "Equitable", "Hubbell", "USG", or any entity affiliated with Tenant, which are attached to or a part of the Building;
however, Tenant shall be responsible for all damage to the Building caused by such removal and the cost of refurbishment caused by such removal.

                                   ARTICLE 11

                                    INSURANCE

     11.1 (a) Landlord shall carry public liability insurance on the Project, naming the Tenant as an additional insured and providing coverage of not less than $5,000,000.00 against liability for bodily injury, including death, and personal injury for any one (1) occurrence, and $1,000,000.00 property damage insurance, or combined single limit insurance in the amount of $5,000,000.00, and will include contractual liability coverage recognizing this Lease, products and/or completed operations liability. Any such policy will also provide that Landlord and Tenant shall be given a minimum of ten (10) days written notice by the insurance company prior to cancellation, termination or change in such insurance.

     (b) Prior to commencement of Landlord's work and until completion thereof, Landlord shall effect and maintain Builders Risk Insurance covering Landlord, Landlord's mortgagee, Tenant, and Landlord's contractors and subcontractors, as their interest may appear, against loss or damage by fire, vandalism and malicious mischief and such other risks as are customarily covered by a so-called "All-Risk" policy of insurance (including but not limited to the perils covered by standard Fire and Extended Coverage Insurance), of Landlord's work and all materials, equipment, supplies and temporary structures of all kinds incidental to Landlord's work and equipment, all while forming a part of or contained in such improvements or temporary structures, or while on the Demised Premises or within 100 feet thereof, or when adjacent thereto, while on sidewalks, streets or alleys, all to the full 100% insurable value thereof at all times on a completed value basis. Landlord further agrees to carry (1) Workers' Compensation and Occupational Disease Insurance in accordance with the laws of the State of Iowa, including Employers' Liability Insurance to the limit of $500,000.00, and (2) Comprehensive Insurance, including "non-owned" automobiles, against bodily injury, including death resulting therefrom, in the limits of $1,000,000.00 for any one occurrence and $250,000.00 property damage or a combined single limit of $1,000,000.00. In addition, Landlord agrees to indemnify and hold Tenant harmless against any and all claims for injury to persons or damage to property by reason of the use of the Demised Premises for the performance of Landlord's work, and claims arising out of any failure of Landlord or its agents, contractors and employees to comply with any law, ordinance, code requirement, regulations or other requirement applicable to Landlord's work, including reasonable attorneys' fees arising from all of the foregoing claims. Landlord further agrees to require all contractors and subcontractors engaged in the performance of Landlord's work to effect and maintain existence of, and naming Tenant as an additional insured, prior to commencement of Landlord's work and until completion thereof, the following insurance coverages

        (i) Workers' Compensation and Occupational Disease Insurance in accordance with the laws of the State of Iowa, including Employer's Liability Insurance to the limit of $500,000.00.

        (ii) Comprehensive General Liability Insurance, excluding "Automobile Liability" against bodily injury, including death resulting therefrom, and personal injury in the limits of $5,000,000.00 for any one occurrence and property damage in the limits of $1,000,000.00 for any one occurrence or a combined single limit policy of $5,000,000.00 per occurrence.

      (iii)  Comprehensive   Automobile  Insurance,   including  "non-owned"
automobiles, against bodily injury, including death resulting therefrom, in the limits of $1,000,000.00 for any one occurrence and $250,000.00 property damage or a combined single limit of $1,000,000.00.

     (c) Landlord shall carry insurance which covers the Building against fire and such other risks as are from time to time included in all "All-Risk" or so-called "All-Risk" policy of insurance, including but not limited to the perils covered by standard Fire and Extended Coverage Insurance, for 100% of the replacement cost, of the Building, and naming Tenant and Landlord's mortgagee as additional insureds.

     (d)  Landlord  shall  provide  Tenant  with  certificates  or, at  Tenant's request, copies of the policies, evidencing that such insurance as required herein is in full force and effect and stating the terms thereof. Landlord shall deliver in every instance during the Lease Term a certificate of insurance to Tenant at least thirty (30) days prior to the time it is obligated to effect and maintain the insurance required herein and thereafter shall deliver a certificate of insurance at least thirty (30) days prior to the expiration of any said policy or policies.

     11.2 (a) Tenant shall carry public liability insurance on the Demised Premises, naming the Landlord as an additional insured and providing coverage of not less than $5,000,000.00 for bodily injury, including death, and personal injury for any one (1) occurrence, and $1,000,000.00 property damage insurance, or a combined single limit in the amount of $5,000,000.00, and will include contractual liability coverage recognizing this Lease, products and/or completed operations liability. Any such policy will also provide that Landlord and Tenant shall be given a minimum of thirty (30) days written notice by the insurance company prior to cancellation, termination or change in such insurance.

     (b) Prior to commencement of Tenant's work and until completion thereof, Tenant shall effect and maintain Builder's Risk Insurance (if required in writing by Landlord's mortgagee) covering Landlord, Landlord's mortgagee, Tenant, Tenant's contractors and Tenant's subcontractors, as their interest may appear, against loss or damage by fire, vandalism and malicious mischief and such other risks as are customarily covered by a so-called "All-Risk" policy of insurance (including but not limited to the perils covered by standard Fire and Extended Coverage Insurance), of Tenant's work and Tenant's Improvements, and all materials, equipment, supplies and temporary structures of all kinds incidental to Tenant's work, Tenant's Improvements and equipment, all while forming a part of or contained in such improvements or temporary structures, or while on the Demised Premises or within 100 feet thereof, or when adjacent hereto, while on sidewalks, streets or alleys, all to the full 100% insurable value thereof at all times on a completed value basis. Tenant further agrees to carry (1) Workers' Compensation and Occupational Disease Insurance in accordance with the laws of the State of Iowa, including Employer's Liability Insurance of the limit of $500,000.00, and (2) Comprehensive Insurance; including "non-owned" automobiles, against bodily injury, including death resulting therefrom, in the limits of $1,000,000.00 for any one occurrence and $250,000.00 property damage or a combined single limit of $1,000,000.00, each such policy naming Landlord as an additional insured. Tenant shall deliver in every instance during the Lease Term a certificate of insurance to Landlord at least thirty (30) days prior to the time it is obligated to effect and maintain the insurance required under this grammatical paragraph and thereafter shall deliver a certificate of insurance at least thirty (30) days prior to the expiration of any said policy or policies. In addition, Tenant agrees to indemnify and hold Landlord harmless against any and all claims for injury to persons or damage to property by reason of the use of the Demised Premises for the performance of Tenant's work, and claims arising out of any failure of Tenant or its agents, contractors and employees to comply with any law, ordinance, code requirement, regulations or other requirement applicable to Tenant's work and Tenant's Improvements, including reasonable attorneys' fees arising from all of the foregoing claims. Tenant further agrees to require all contractors and subcontractors engaged in the performance of Tenant's work to effect and maintain existence of, and naming Landlord as an additional insured, prior to commencement of Tenant's Work and until completion thereof, the following insurance coverages:

          (i) Workers' Compensation and Occupational Disease Insurance in accordance with the laws of the State in which the property is located, including Employer's Liability Insurance to the limit of $500,000.00.

          (ii) Comprehensive General Liability Insurance, excluding "Automobile Liability" against bodily injury, including death resulting therefrom, and personal injury in the limits of $3,000,000.00 for any one occurrence and property damage in the limits of $1,000,000.00 for any one occurrence or a combined single limit policy of $5,000,000.00 per occurrence.

        (iii)  Comprehensive   Automobile  Insurance,   including  "non-owned"
automobiles, against bodily injury, including death resulting therefrom, in the limits of $1,000,000.00 for any one occurrence and $250,000.00 property damage or a combined single limit of $1,000,000.00.

     (c) Landlord shall have no liability to insure Tenant's personal property and trade fixtures in the Demised Premises. Any such insurance policy or policies carried by Tenant on its personal property and trade fixtures shall contain an endorsement by which the insurer agrees to waive subrogation against Landlord and its agents and employees with respect to any loss covered by such insurance. Tenant hereby releases Landlord and its agents and employees, from all liability for property damage from fire or other casualty to the Demised Premises, whether the same is caused by negligence of Landlord or Tenant, and no insurer shall be subrogated to any rights against Landlord or Tenant with respect to such damage.

     (d) Tenant shall provide Landlord with certificates or, at Landlord's request, copies of the policies, evidencing that such insurance as required herein is in full force and effect and stating the terms thereof. Tenant shall deliver in every instance during the Lease Term a certificate of insurance to Landlord at least thirty (30) days prior to the time it is obligated to effect and maintain the insurance required herein and thereafter shall deliver a certificate of insurance at least thirty (30) days prior to the expiration of any said policy or policies. Any insurance coverage required of Tenant herein may be provided under a blanket policy or policies maintained by Tenant covering other premises, property or assureds, in addition to the Demised Premises.

     11.3 Landlord and Tenant and all parties (including without limitation any insurer issuing policies to Landlord and Tenant) claiming under them, mutually release and discharge each other from all claims and liabilities arising from or caused by any casualty or hazard covered or required hereunder to be covered in whole or in part by insurance on the Building and Demised Premises, respectively, or in connection with property on or activities conducted on the Building or Demised Premises, respectively, and waive any right of subrogation which might otherwise exist in or accrue to any person on account thereof, provided that such release shall not operate in any case where the effect is to invalidate or increase the cost of such insurance coverage; provided, that in the case of increased cost, the other party shall have the right (but not the obligation), within thirty (30) days following written notice, to pay such increased cost, thereby keeping such release and waiver in full force and effect.

     11.4 Tenant and Landlord will not do or suffer to be done anything which will contravene the others insurance policies or prevent the other from procuring such policies, as such policies are required by the terms herein. If anything done, omitted to be done or suffered to be done by Tenant in, upon or about the Demised Premises shall cause the rates of any insurance effected or carried by Landlord on the Demised Premises or other property to be increased beyond the regular rate from time to time applicable to the Demised Premises for use for the purpose permitted under this Lease, or such other property for the use or uses made thereof, Tenant will pay the amount of such increase promptly upon Landlord's demand. If anything done, omitted to be done or suffered to be done by Landlord in, upon or about the Project shall cause the rates of any insurance effected or carried by Tenant on the Demised Premises or other property to be increased beyond the regular rate from time to time applicable to the Demised Premises for use for the purpose permitted under this Lease, or such other property for the use or uses made thereof, Landlord will pay the amount of such increase promptly upon Tenant's demand.

     11.5 Tenant shall indemnify and hold Landlord harmless from any liability for damages, claims, judgments, liabilities, loss, suits, interest, fines, penalties, costs and expense, including reasonable attorneys' fees (herein collectively "Claims") because of personal injury or death to any person or damage or destruction to property arising out of the use, occupancy, management and control of the Demised Premises or Tenant's operations, conduct or activities in connection with the Project by Tenant or by any other person or persons holding under Tenant or its agents, employees, contractors, tenants, licensees and concessionaires, excepting, however, Claims as may result from injuries or damage caused by act or neglect of Landlord, or its employees, agents, licensees, contractors, subtenants, licensees and concessionaires. Landlord shall indemnity, defend and hold Tenant harmless from any liability for Claims because of personal injury or death to any person or damage or destruction to property arising out of use, occupancy, management and control of the Building or Landlord's operations, conduct or activities in connection with the Project by Landlord or by any other person or persons holding under Landlord or its agents, employees, contractors, tenants, licensees and concessionaires, excepting, however, Claims as may result from injuries or damage caused by act or neglect of Tenant, or its employees, agents, employees contractors, subtenants, licensees and concessionaires.

                                   ARTICLE 12

                        DAMAGE BY FIRE OR OTHER CASUALTY

     12.1 Tenant shall give immediate written notice to Landlord of any material damage to the Demised Premises caused by fire or other casualty; and, within thirty (30) days after Landlord receives such written notice, Landlord shall determine whether the Demised Premises is reasonably repairable within two hundred seventy (270) days after the occurrence of such fire or other casualty. In the event such rebuilding, restoration or repair of the Demised Premises cannot reasonably be expected to be completed within two hundred seventy (270) days after the occurrence of such fire or other casualty, then Tenant may terminate this Lease by giving written notice of such cancellation to Landlord within fifteen (15) days after Landlord has given Tenant the above described notice with respect to how long it is anticipated to rebuild, restore or repair the Demised Premises. Landlord shall, if Tenant does not elect to terminate this Lease as above provided, proceed with reasonable diligence and at its sole cost and expense to rebuild, restore and repair the Demised Premises to the extent reasonably possible to their original condition. Landlord shall have no duty, however, to rebuild, restore or repair any portion of the alterations, additions or improvements made by Tenant to the Demised Premises pursuant to Article 10 of this Lease. If Tenant wants any other or additional repairs or restoration, and if Landlord consents thereto, which consent shall not be unreasonably withheld, the same shall be done at Tenant's expense, subject to all the provisions of
Article 10 of this Lease. Notwithstanding the foregoing, if any such casualty loss occurs within the last two (2) years of the Term or of any renewal term, Landlord shall be under no obligation to rebuild, restore or repair the Demised Premises, in which case this Lease shall terminate at Landlord's option, and Landlord shall receive the proceeds of any insurance, exclusive of such insurance proceeds assigned to that portion of the cost of Tenant's Improvements and repairs or replacements to the Demised Premises which exceeded the Tenant's Improvement Allowance provided by Landlord to Tenant pursuant to the terms of this Lease, unless such casualty loss occurs at a time when Tenant possesses the right or option to extend or renew the Term of this Lease for an additional period so at least five (5) years remain on the Term and Tenant exercises said option to extend the Term of this Lease within fifteen (15) days of its receipt of notice from Landlord of Landlord's intention to terminate this Lease.

     12.2 During the period from the occurrence of a casualty until Landlord's repairs are completed or this Lease is terminated, Base Rent and Additional Rent shall be reduced and abated in proportion to the amount of Usable Area of the Demised Premises which is rendered untenantable as the result of such casualty. Notwithstanding the above, if an occurrence of the character referred to in this
Article 12 shall affect all or a substantial portion of the Demised Premises and in Tenant's reasonable discretion render the Demised Premises unsuitable for the purposes leased, Base Rent and Additional Rent shall be fully abated during any applicable rebuilding, restoration or repair of the Demised Premises.

                                   ARTICLE 13

                                 EMINENT DOMAIN

     13.1 If the whole of the Demised Premises or Building, or such portion thereof as will make the Demised Premises in Tenant's reasonable discretion unsuitable for the purposes leased, is condemned for any public use or purpose by any legally constituted authority, then, in either of such events, this Lease shall terminate as of the time of taking possession by such public authority and all Base Rent and Additional Rent shall be accounted for between the Landlord and Tenant as of the date of the surrender of possession; and Tenant shall have no right to participate in any condemnation award or purchase price so received. Nothing herein contained, however, shall prevent or bar Tenant from seeking its own award or damages for loss of or damage to Tenant's business or its repairs or replacements, improvements or additions made to the Demised Premises pursuant to this Lease, resulting from such taking or purchase. If this Lease is not terminated because only a portion of the Demised Premises is taken or otherwise acquired, then the Base Rent and Additional Rent shall be adjusted according to the nature and extent of the property taken or otherwise acquired, which shall be Tenant's sole remedy for such taking; and Landlord shall make all alterations and repairs to restore the Demised Premises to an extent reasonably possible to their original condition. Notwithstanding the above, if an occurrence of the character referred to in this Article 13 shall affect all or a substantial portion of the Demised Premises and in Tenant's reasonable discretion render the Demised Premises unsuitable for the purposes leased, Base Rent and Additional Rent shall be fully abated during any applicable rebuilding, restoration or repair of the Demised Premises. In addition to the above, Tenant shall be entitled to the value assigned to that portion of the cost of Tenant's Improvements and repairs or replacements to the Demised Premises which exceeded the Tenant's Improvement Allowance provided by Landlord to Tenant pursuant to the terms of this Lease.

     13.2 Notwithstanding the foregoing, if this Lease is not terminated because only a portion of the Demised Premises is taken, but such taking or acquisition occurs within the last five (5) years of the Term or any renewal term, Landlord shall be under no obligation to rebuild, restore or repair the Demised Premises, in which case this Lease shall terminate at Landlord's option, unless such taking or acquisition occurs at a time when Tenant possess the right or option to renew the Term of this Lease for an additional period so at least five (5) years remain on the Term and Tenant exercises said option to extend the Term of this Lease within fifteen (15) days of the receipt of notice from Landlord of Landlord's intention to terminate this Lease.

                                   ARTICLE 14

                                   BANKRUPTCY

     14.1 Neither this Lease, nor any interest therein, nor any estate hereby created shall pass to any trustee or receiver or assignee for the benefit of creditors of Tenant or otherwise by operation of law. Notwithstanding anything to the contrary contained in this Lease, if during the Lease Term (a) the estate hereby created shall be taken in execution or otherwise by operation of law, or
(b) if Tenant shall make an assignment for the benefit of creditors, or shall file a voluntary petition in bankruptcy, or shall be adjudged insolvent or bankrupt pursuant to the provisions of any state or federal insolvency or bankruptcy law, or if a receiver of the property of Tenant shall be appointed by reason of Tenant's insolvency or inability to pay its debts, and such proceeding, event or occurrence is not removed or dismissed within one hundred twenty (120) days after it was begun, then in any of said events Landlord may, at its option upon giving fifteen (15) days' written notice to Tenant, terminate this Lease immediately and all rights to Tenant hereunder, and Tenant shall then surrender the Demised Premises to Landlord. Notwithstanding anything contained herein to the contrary, in the event Tenant or the trustee in bankruptcy assumes the Lease under the Bankruptcy Code, as hereinafter defined, it is agreed that for the purpose of assigning Tenant's interest hereunder to any other person or entity, such interest may be assigned only after the trustee, Tenant or the proposed assignee have complied with all of the terms, covenants and conditions of this Lease, including, without limitation, those with respect to Base Rent and Additional Rent and the use of the Demised Premises as permitted herein, Landlord and Tenant acknowledge that such terms, covenants and conditions are commercially reasonable in the context of a bankruptcy proceeding of Tenant. Any person or entity to which the Lease is assigned pursuant to the provisions of the Bankruptcy Code shall be deemed without further act or deed to have assumed all of the obligations arising under this Lease on and after the date of such assignment. Any such assignee shall upon request execute and deliver to Landlord an instrument confirming such assignment.

     14.2 Landlord shall promptly after obtaining knowledge thereof notify Tenant of any filing by or against Landlord of a petition under 11 U.S.C.
Section 101 et seq ("Bankruptcy Code"). If the Landlord, or a trustee appointed under the Bankruptcy Code, rejects this Lease and (i) if the rejection by the Landlord/trustee amounts to such a breach as would entitle Tenant to treat this Lease as terminated by virtue of its terms, applicable nonbankruptcy law, or any agreement made by the Tenant, then Tenant may treat this Lease as terminated by the rejection; or (ii) if the Term of this Lease has commenced, Tenant may retain its rights under this Lease (including but not limited to rights such as those relating to the amount and timing of payment of Base Rent and Additional Rent and other amounts payable by Tenant and any right of use, possession, quiet enjoyment, subletting, assignment or hypothecation) that are in or appurtenant to the Demised Premises for the balance of the Term of this Lease and for any renewal or extension of such rights to the extent that such rights are enforceable under applicable nonbankruptcy law. If the Tenant retains its rights, Tenant may offset against the Base Rent and Additional Rent reserved under this Lease for the balance of the Term after the date of the rejection of this Lease and for the Term of any renewal or extension of this Lease, the value of any damage caused by the nonperformance after the date of such rejection, of any obligation of the Landlord under this Lease, but the Tenant shall not have any other right against the Landlord or its estate on account of any damage occurring after such date caused by such nonperformance. The rejection of this Lease by the Landlord with respect to which the Tenant elects to retain its rights does not affect the enforceability under applicable nonbankruptcy law of any provision in this Lease pertaining to radius, location, use, exclusivity, or tenant mix or balance. Tenant shall have all the rights of a Tenant under applicable Iowa law and the Bankruptcy Code and the parties agree that after the closing of the Bankruptcy Code case, the law for the State of Iowa and the Bankruptcy Code shall continue to control.

                                   ARTICLE 15

                                    DEFAULTS

     15.1 Tenant shall be in default under this Lease if (A)(i) default shall be made in the payment of the Base Rent or Additional Rent or any installment thereof or in the payment of any other sum required to be paid by Tenant under this Lease and such default shall continue for five (5) days after written notice from Landlord to Tenant, or (ii) except as otherwise provided in Article 14, if default shall be made in the observance or performance of any of the other covenants or conditions in this Lease which Tenant is required to observe and perform and such default shall continue for thirty (30) days after written notice from Landlord to Tenant (or if such default does not involve the payment of money and is not susceptible of cure within such thirty (30) day period but is susceptible of cure within a reasonable time, such period of time shall be extended for the length of time that Tenant takes to cure such default provided that Tenant commences such cure within such thirty (30) day period and prosecutes the same to completion with diligence), and (B) a court of competent jurisdiction determines that Tenant failed to perform or observe such term, condition, provision or agreement binding upon it under this Lease and after such final determination Tenant fails to cure such default within the cure period provided in (A)(i) or (ii) above. In such event Landlord may treat the occurrence of any one or more of the foregoing events as a breach of this Lease, and thereupon at its option may, with or without notice or demand of any kind to Tenant or any other person, have any one or more of the following described remedies in addition to all other rights and remedies provided at law or in equity or elsewhere herein:

             (i) Landlord may terminate this Lease and the Term created hereby, in which event Landlord may forthwith repossess the Demised Premises and be entitled to recover forthwith as damages a sum of money equal to the excess of the present value of the Base Rent and Additional Rent provided to be paid by Tenant for the balance of the Term of this Lease, over the present value of the fair market rental value of the Demised Premises for said period, plus any other sum of money and damages owed by Tenant to Landlord. Should the fair market rental value exceed the value of the Base Rent and Additional
Rent provided to be paid by Tenant for the balance of the Term of this Lease, Landlord shall have no obligation to pay Tenant the excess or any part thereof.

             (ii) Landlord may terminate Tenant's right of possession and may repossess the Demised Premises by forcible entry and detainer suit, or by taking peaceful possession or otherwise, without terminating this Lease, in which event Landlord shall make reasonable efforts to relet the Demised Premises for the account of Tenant, for such rent and upon such terms and conditions as shall be reasonably satisfactory to Landlord. For the purpose of such reletting, Landlord is authorized to redecorate and to make any necessary alterations and repairs. For the period that Landlord is unable to relet the Demised Premises, Tenant shall continue to pay to Landlord, as damages, a sum equal to the amount of the Base Rent and Additional Rent provided to be paid by Tenant for the balance of the Term of this Lease. If the Demised Premises are relet and a sufficient sum shall not be realized from such reletting, after paying all of the costs of any such redecoration, alterations and repairs, and the expenses of such reletting, to satisfy the payment of the Base Rent and Additional Rent provided to be paid by Tenant for the balance of the Term of this Lease, Tenant shall satisfy and pay any such deficiency upon written demand from Landlord to Tenant therefor from time to time. Tenant agrees that Landlord may file suit to recover any sums falling due under the terms of this Article 15 from time to time and that no suit or recovery of any portion due Landlord hereunder shall be any defense to any subsequent action brought for any amount not theretofore reduced to judgment in favor of Landlord.

     15.2 Landlord shall be in default under this Lease if (A)(i) any sum payable by Landlord to Tenant hereunder shall not be paid within five (5) days after written notice from Tenant to Landlord, (ii) or except as otherwise provided in Article 14, if default shall be made in the observance or performance of any of the other covenants or conditions in this Lease which Landlord is required to observe and perform and such default shall continue for thirty (30) days after written notice from Tenant to Landlord (or if such default does not involve the payment of money and is not susceptible of cure within such thirty (30) day period but is susceptible of cure within a reasonable time, such period of time shall be extended for the length of time that Landlord takes to cure such default provided that Landlord commences such cure within such thirty (30) day period and prosecutes the same to completion with diligence), and (B) a court of competent jurisdiction determines that Landlord failed to perform or observe such term, condition, provision or agreement binding upon it under this Lease and after such final determination Landlord fails to cure such default within the cure period provided in (A)(i) or
(ii) above. In such event Tenant may treat the occurrence of any one or more of the foregoing events as a breach of this Lease, and thereupon at its option may, with or without notice or demand of any kind to Landlord or any other person, exercise any remedies available to Tenant at law or in equity. Notwithstanding anything in this Lease to the contrary, in the event Landlord is in default under the terms and conditions of Article 25 hereof, Tenant shall have no right to hold back, offset or fail to pay any amounts otherwise due under this Lease because of such default; however, Tenant at its option may, with or without notice or demand of any kind to Landlord or any other person, exercise any other remedies available to Tenant at law or in equity.

                                   ARTICLE 16

                            ASSIGNMENT AND SUBLETTING

     16.1 Tenant may transfer or assign this Lease or sublet the Demised Premises, or any part thereof, by voluntary act, operation of law (subject to Section 14.1), or otherwise, without the prior written consent of Landlord. No such assignment or sublease shall relieve Tenant of any of Tenant's obligations under this Lease without Landlord's written approval, which may be withheld by Landlord in its sole and absolute discretion.

     16.2 Subject to Article 32, Landlords rights to assign this Lease are and shall remain unqualified.

                                   ARTICLE 17

                             SURRENDER OF POSSESSION

     17.1 At the expiration of the Term of this Lease, by lapse of time or otherwise, Tenant shall surrender possession of the Demised Premises to Landlord in good order, condition and repair, reasonable wear and tear, damage from fire and other casualties, repairs which are the obligation of Landlord and conditions caused by Landlord's breach hereunder excepted.

     17.2 If Tenant fails or refuses to remove its property from the Demised Premises at the expiration of the Term of this Lease, Tenant shall be conclusively presumed to have abandoned the same, and title thereto shall thereupon pass to Landlord without any cost, either by set-off, credit, allowance or otherwise; and Landlord, at its option, may (i) accept title to such property, or (ii) at Tenant's expense, remove the same, or any part thereof, in any manner that Landlord shall choose, and store, destroy or otherwise dispose of the same without incurring any liability whatsoever to Tenant or any other person.

                                   ARTICLE 18

                                PRIORITY OF LEASE

                     CERTIFICATE TO PURCHASERS AND MORTGAGEE

     18.1 Tenant agrees that, from time to time upon not less than ten (10) days prior request by Landlord, Tenant will deliver to Landlord a statement, in writing, certifying to the best of Tenant's knowledge (i) that this Lease is unmodified and in full force and effect (or if there have been modifications, that the Lease, as modified, is in full force and effect); (ii) the dates on which Tenant began paying Base Rent, and that no Base Rent has been paid more than one (1) month in advance; (iii) that, to the best of its knowledge, neither Tenant nor Landlord is in default under any provision of this Lease, or, if in default, the nature thereof in detail; (iv) that, to the best of its knowledge, Tenant has no existing defenses or off-sets to the enforcement of this Lease, or, if any, specifying the same; and (v) provided the Commencement Date has occurred, that Tenant has accepted and occupied the Demised Premises, and that, to the best of its knowledge, the Demised Premises have been completed in accordance with the terms of this Lease subject to items which may be contained on a punch list, it being intended that any such statement may be relied upon by any prospective purchaser or tenant of the Building, any mortgagees or prospective mortgagees thereof, or any prospective assignee of any mortgage thereof.

     18.2 This Lease shall be prior to all mortgages. 1 at the request of Landlord, Tenant will, at any time and from time to time, subordinate this Lease, but not terms and conditions relating to casualty, condemnation or purchase options granted to Tenant under Article 24 or Article 25 hereof, to a first mortgage placed against the Project provided that Landlord secures from the lender and furnishes to Tenant a written agreement satisfactory to Tenant providing that so long as there shall be no default on the part of Tenant under this Lease (or if such default shall exist so long as Tenant's time to cure such default, if any, shall not have expired), Tenant shall not be disturbed in its occupancy and possession of the Demised Premises, Tenant agrees to attorn to any such lender or its successors or assigns.

     18.3 In the event of foreclosure or exercise of power of sale under any such mortgage now or hereafter affecting the Building, the holder of any such mortgage (or purchaser at any sale pursuant thereto) shall, in addition to such rights it may have at law or in equity, have the option of (i) supplementing this Article 18, so as to require Tenant, pursuant to a written agreement satisfactory to Tenant, to attorn to such holder or purchaser, or to enter into a new lease with such holder or purchaser (as landlord) for the balance of the Term then remaining hereunder upon the same terms and conditions (including but not limited to the priority of the new lease as required by Section 18.2) as those herein provided, or (ii) notwithstanding this Article 18, to elect that this Lease become or remain, as the case may be, superior to such mortgage. No act or omission on the part of Landlord which would entitle Tenant under the terms of this Lease, or by law to be relieved of Tenant's obligations hereunder or to terminate this Lease, shall result in a release or termination of such obligations or a termination of this Lease unless (a) Tenant shall have first given written notice of Landlord's act or failure to act to any first mortgagee whose name and address shall have thereafter been furnished to Tenant, specifying the act or failure to act in violation of Tenant's rights and (b) such mortgagee after receipt of such notice, has failed or refused to correct or cure the condition complained of within the time to cure such default, as such is provided for in this Lease, but nothing contained in this Section 18.3 shall impose any obligation on any such mortgagee to correct or cure any condition.

                                   ARTICLE 19

                           RIGHTS RESERVED BY LANDLORD

     19.1 Landlord shall have the following rights, each of which Landlord in its reasonable discretion may exercise without notice to Tenant and without liability to Tenant for damage or injury to property, person or business on account of the exercise thereof, except as may otherwise be provided for under the terms of this Lease; and the exercise of any such rights shall not be deemed to constitute an eviction or disturbance of Tenant's use or possession of the Demised Premises, and shall not give rise to any claim for set-off or abatement of Base Rent or Additional Rent.

     (a) In order to fulfill its obligations under this Lease, enter the Building to decorate or to make repairs, alterations, additions; or improvements, whether structural or otherwise, in and about the Building, or any part thereof, and for such purposes to enter Upon the Demised Premises, and, during the continuance of any of said work, to temporarily close doors, entry ways, public space and corridors in the Building and to interrupt or temporarily suspend services or use of facilities, all without affecting any of Tenant's obligations under this Lease, so long as the Demised Premises are reasonably accessible and Tenant's use thereof is not unreasonably disturbed.

     (b) To furnish door keys or other entry devices for doors in the Demised Premises at the commencement of this Lease. To retain at all times, and to use in appropriate instances, keys or other entry devices to all doors within and into the Demised Premises. Tenant agrees to purchase only from Landlord additional duplicate keys or other entry devices as required, to change no locks, and not to affix locks on doors without the prior written consent of Landlord. Nothing herein contained shall prevent Tenant from locking its computer room, or other areas containing confidential information, or require Tenant to furnish Landlord, during the Term of this Lease, with keys to such room or other areas, nor prevent Tenant from changing locks on such room or other areas at will. Upon the expiration of the Term or of Tenant's right to possession, Tenant shall return all keys or other entry devices to Landlord and shall disclose to Landlord the combination of any safes, cabinets or vaults left in the Demised Premises.

     (c) To approve the weight, size and location of safes, vaults and other heavy equipment and articles in and about the Demised Premises and the Building (so as not to exceed the legal live load per square foot designated by the structural engineers for the Building). Movements of Tenant's property into or out of the Building and within the Building, are entirely at the risk and responsibility of Tenant.

     (d) To close the Building after Tenant's regular working hours, subject, however to Tenant's right to admittance to the Demised Premises under such reasonable regulations as Landlord and Tenant consent to in writing, which may include, but shall not be limited to, a requirement that persons entering or leaving the Building identify themselves to a watchman by registration or otherwise and establish their right to enter or leave the Building. Such regulations may include, but shall not be limited to, the requiring of identification from Tenant's employees, agents, clients, customers, invitees, visitors and guests.

         (e) To establish controls consented to by Tenant in writing, for the purpose of regulating all property and packages (both personal and otherwise) to be moved into or out of the Building and the Demised Premises; provided, however, that Landlord recognizes that Tenant shall have the unrestricted right to transport files and other business documents in and out of the Building at all times.

         (f) To show the Demised Premises to prospective tenants at reasonable hours and upon reasonable notice during the last twelve (12) months of the Term and, if vacated or abandoned, to show the Demised Premises at any time to prepare the Demised Premises for re-occupancy.

     19.2 Tenant shall keep and observe the rules and regulations mutually agreed to in writing, from time to time and delivered by Landlord to Tenant, for the use, entry, operation and management of the Demised Premises and the Building, each of which rules and regulations shall become a part of this Lease. No such rule or regulation, however, shall contradict or abrogate any right or privilege herein expressly granted to Tenant.

                                   ARTICLE 20

                                NAME OF BUILDING

     20.1 During the Term of this Lease, the Building shall be named THE EQUITABLE BUILDING, or if Tenant so requests, by such other name as requested by Tenant provided that the effective date for any name change is not less than ninety (90) days after the Landlord's receipt of Tenant's requesting the change. Landlord shall at its expense, initially install and maintain signage or other forms of identification, for the Building name, both on the interior and exterior of the Building (but outside of the Demised Premises), containing the name of the Building designated as above stated; provided, however, maintenance and repair of such signage or other forms of identification shall be included within the definition of Operating Expenses. In connection with any change of the Building name requested by Tenant as aforesaid, Tenant shall be responsible and pay for, and promptly commence and complete the changing of all of the Building's then existing signage or other forms of identification for the Building name and, prior to the commencement of any work with respect thereto, shell submit to Landlord for Landlord's review and approval (which approval shall not be unreasonably withheld) the proposed plans and specifications for same. No such work shall commence prior to the date the name change can be effective as aforesaid. The design and location of any additional signs or forms of identification requested by Tenant shall not be subject to the approval of Landlord. Landlord shall maintain the directories in the Building. Landlord shall make available to Tenant all spaces on said Building directories. Landlord covenants and agrees that it will not enter into any lease or other arrangement respecting the use of any space of the Building during the Term of this Lease without Tenant's written approval, which may be withheld by Tenant in its sole and absolute discretion.

     20.2 After the expiration of the Term of this Lease, Landlord shall change the name of the Building and the Landlord agrees to never have the Building named by the then name of Tenant, or any entity affiliated with Tenant. The obligations created by the preceding sentence shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns and shall be deemed to be covenants which run with the land. Each party hereto shall from time to time execute, acknowledge and deliver such further instruments and perform such additional acts as the other party may reasonably request to effectuate this Section 20.2.

                                   ARTICLE 21

                              OPTION TO EXTEND TERM

     21.1 Provided that Tenant is not in default in its performance of this Lease, Landlord hereby grants to Tenant an option to extend the Term of this Lease for five (5) successive additional periods of five (5) years each (herein generally called the "renewal terms'). Base Rent during each applicable five (5) year renewal term shall be the lesser of (i) the annual fair market rental value per square foot of Usable Area contained in the Demised Premises as of the first day of the third year preceding the expiration of the initial Term of this Lease, or applicable extension thereof, or (ii) the following:

     (a) first five year renewal term - an annual base rent of $15.12 per square foot of Usable Area contained in the Demised Premises;

     (b) second five year renewal term - an annual base rent of $17.39 per square foot of Usable Area contained in the Demised Premises;

     (c) third five year renewal term - an annual base rent of $19.99 per square foot of Usable Area contained in the Demised Premises;

     (d) fourth five year renewal term - an annual base rent of $22.99 per square foot of Usable Area contained in the Demised Premises; and

     (e) fifth five year renewal term - an annual base rent of $26.44 per square foot of Usable Area contained in the Demised Premises.

Each such renewal term shall be upon the same terms, agreements and conditions as in this Lease set forth for the initial term hereof, except that Base Rent during each such renewal term shall be as set forth above, and except further that Tenant shall have no further election to extend the Term of this Lease beyond the fifth additional five year renewal term. Tenant shall exercise an option to extend the Term of this Lease by giving notice to Landlord on or before the last day of the nineteenth (19th) year of the initial Term of this Lease, or on or before the last day of the fourth (4th) year of any renewal term of this Lease. In the event Landlord and Tenant have not agreed upon an annual fair market rental value per square foot of Usable Area contained in the Demised Premises (which shall take into account the creditworthiness of Tenant) on or before March 1 of the eighteenth year of the initial Term of this Lease, or on or before March 1 of the third year of any renewal term, as the case may be, Landlord shall promptly thereafter select a disinterested person with at least ten (10) years professional experience as a real estate appraiser licensed by the State of Iowa, and Landlord shall give Tenant written notice of such appointment. Within thirty (30) days thereafter, Tenant shall give Landlord written notice of Tenant's designated appraiser having the same experience and qualifications. The two appraisers so selected shall select a third disinterested appraiser with the same experience and qualifications; and the three appraisers shall promptly determine the annual fair market rental value per square foot of Usable Area of the Demised Premises, exclusive of Tenant's Improvement Allowance and all other leasehold improvements made upon the Demised Premises by Tenant, for the applicable renewal term of this Lease. If a second appraiser is not appointed and timely notice given thereof as herein provided, then the first appraiser shall determine such annual fair market rental value per square foot of Usable Area of the Demised Premises. If, within thirty (30) days after the appointment of the second appraiser, the two appraisers appointed by the parties are unable to agree upon the appointment of a third appraiser, then the two appraisers shall be discharged and the appointment process repeated until a third appraiser is duly selected. The determination of a majority of the appraisers, or of the sole appraiser, as the case may be, shall be conclusive and binding upon the parties, and shall be the annual fair market rental value per square foot of Usable Area of the Demised Premises to be used in connection with determining 21.1(i) above, for the applicable renewal term of this Lease. If any appraiser fails or ceases to act, a substitute shall promptly be appointed by the same person or persons authorized to make the initial appointment. The parties shall bear the expenses of the appraisers selected by each of them; and the expenses of the third appraiser shall be borne equally by Landlord and Tenant.

If the Tenant elects to exercise any such option, upon and subject to the terms and conditions stated above, the Term of this Lease shall be automatically extended for the period of such additional term without necessity for the execution of any instrument to effect the same, and in such event the phrases "the Term of this Lease", "renewal term" and "the Term hereof' as used in this Lease shall include such additional term. No exercise of any option under this Lease shall be effective if any default occurs after the exercise and before the commencement of the renewal term and such default is not cured within the full and uninterrupted applicable grace period, if any. Notwithstanding anything to the contrary contained in this Lease, the term "Term" whenever used in this Lease shall be defined to include the original term and all renewals or extensions thereof made pursuant to the terms and conditions hereof

     21.2 Notwithstanding anything to the contrary contained in this Lease, if Tenant shall fail to give notice to Landlord of Tenant's election to renew and extend the Term of this Lease for any option period provided herein, within the time period set forth herein, Landlord may not terminate this Lease unless Landlord notifies Tenant in writing that the Landlord may, at its sole election, terminate Tenant's option to renew and extend the Lease if Tenant does not send written notice of Tenant's exercise of such option within thirty (30) days after receipt of such notice from Landlord. If Landlord does not receive within said thirty (30) day period written notice of the exercise by Tenant of such option, Tenant's option shall thereafter terminate, and this Lease shall terminate upon the expiration of the original Term of this Lease or the then current renewal Term, as the case may be, unless sooner terminated pursuant to the terms of this Lease.

                                   ARTICLE 22

                           COVENANT OF QUIET ENJOYMENT

     Landlord covenants that Tenant, upon paying the Base Rent, Additional Rent, charges for services and other payments herein reserved, and, upon keeping, observing and performing all the other terms, covenants, conditions, provisions and agreements herein contained on the part of the Tenant to be, kept, observed and performed, shall, during the Term of this Lease, peaceably and quietly have, hold and enjoy the Demised Premises, free from disturbance by Landlord, subject to the terms, covenants, conditions, provisions and agreements of this Lease.

                                   ARTICLE 23

                                     NOTICES

         23.1 All notices required or permitted to be given under the terms of this Lease shall be in writing and delivered (i) personally, (ii) delivery by overnight courier service or (iii) sending the same by U.S. certified mail, return receipt requested. Until further notification, the addresses of the parties shall be as follows:

         Landlord:         The Graham Group, Inc.
                           Attn: George D. Milligan
                           President
                           901 Grand Avenue
                           Des Moines, Iowa 50309


         Tenant:           Equitable Life Insurance Company of Iowa
                           Attn: Christopher R. Welp
                           Vice President - Tax and Support Services
                           700 Locust Street - Suite 201
                           Des Moines, Iowa 50309


         With a copy to:   President
                           Equitable Life Insurance Company of Iowa
                           604 Locust Street
                           Des Moines, Iowa 50309


or such other addresses not exceeding a total of two (2) as Landlord or Tenant may from time to time designate in a written notice to the other party.

     Notice given as aforesaid shall be sufficient service thereof and shall be deemed given as of the date received as evidenced by the return receipt of the registered or certified mail or the express mail delivery receipt as the case may be.

     23.2 Notwithstanding the foregoing, either party hereto may give the other telephonic notice of the need for emergency repairs, immediately followed by a confirming written notice delivered in the manner provided in Section 23.1 above.

     23.3 If any party ("Mortgagee") shall notify Tenant that it is the holder of a mortgage, deed of trust or other security instrument affecting the Project, or the Phase 2 - Building, as hereinafter defined, no notice, request or demand thereafter sent by Tenant to Landlord shall be effective unless and until a copy of the same shall also be sent to such Mortgagee in the manner prescribed in
Section 23.1 and to such address as such Mortgagee shall designate.

                                   ARTICLE 24

                                     PARKING

     24.1 At all time times during the Term of this Lease, Landlord agrees to furnish and Tenant agrees as hereinafter provided to pay for and lease, parking rights for:

         (i) All parking spaces for vehicles located in the underground parking portion of the Project;

        (ii) All parking spaces for vehicles located on the surface level of the North half of the Site, as hereinafter defined, (such parking will be lost in connection with the development of the Phase 2 - Building, as hereinafter defined, but approximately 75 parking rights for vehicles are anticipated to be located in the underground portion of the Phase 2 - Building for use in connection with its operation);

       (iii) 150 parking rights for vehicles in parking spaces designated by Petula Associates, Ltd., an Iowa corporation ("Principal") in the parking garage owned by Principal (the "Principal Garage") and located in the block bordered by 9th Street on the East, 10th Street on the West, High Street on the North and Grand Avenue on the South, Des Moines, Iowa (the "Principal Land"), and more particularly described in Exhibit "B" attached hereto and incorporated herein by this reference, pursuant to the Parking Agreement (the "Principal Parking Agreement") entered into between Principal, Landlord and Tenant on or about even date herewith;

        (iv) 100 parking spaces located on the surface level of land known as the South half of the block bordered by 10th Street on the East, 11th street on the West, Locust Street on the North and Walnut Street on the South, Des Moines, Iowa (the "DMDC Land") and more particularly described in Exhibit "B" attached hereto and incorporated herein by this reference (such 100 parking spaces will be replaced by 100 parking spaces in the DMDC Ramp, as defined in Section 24.5, which is to be constructed in connection with the development of the Phase 2 - Building);

         (v) 60 parking spaces located on the surface level of land known as the Southwest quarter of the block bordered by 11th Street on the East, 12th Street on the West, Locust Street on the North and Walnut Street on the South, Des Moines, Iowa (the "12th Street Parking Land") and more particularly described in Exhibit "B" attached hereto and incorporated herein by this reference; and

        (vi) 65 parking spaces located on the surface level of land known as the Northwest quarter of the block bordered by 10th Street on the East, 11th Street on the West, Grand Avenue on the North and Locust Street on the South, Des Moines, Iowa ("Graham's Fine Arts Land"), and more particularly described in Exhibit "B" attached hereto and incorporated herein by this reference.

     No specific parking spaces in the Principal Garage are to be assigned to Tenant but Principal will issue to Tenant the aforesaid number of parking stickers and/or cards, each of which will authorize parking in the Principal Garage of a vehicle on which the sticker is displayed, or Principal will provide a reasonable alternative means of identifying and controlling vehicles authorized to be parked in the Principal Garage. Principal may designate the area in the Principal Garage within which each such vehicle may be parked, and Principal may change such designations from time to time. "Parking Permits" as used herein shall mean the parking rights for vehicles as such are described in this Section 24.1 (i) through (vi) above. Notwithstanding anything in this
Article 24 to the contrary, Tenant shall only be required to pay for such parking spaces described in (iv), (v) and (vi) above, to the extent Tenant, from time to time, feels it has a need to use such spaces. Tenant may increase or decrease, from time to time, its use of such designated spaces upon giving Landlord at least thirty (30) days prior written notice of Tenant's desire to use and pay for such additional or decreased spaces.

     Subject to the terms and conditions of Section 24.2 hereof, Landlord at its sole cost and expense, except as otherwise contractually obligated, shall keep, or cause to be kept, the above described parking spaces in good order, condition and repair.

     24.2 As rental for the Parking Permits ("Parking Rental"), Tenant covenants and agrees to pay Landlord (or Principal if the Principal Parking Agreement so provides) during the Term of this Lease, as Additional Rent hereunder, the following stated monthly parking rates (which rates include any operating expenses associated with the Parking Permits); plus any applicable sales tax for each of the parking stickers/cards to be issued by Landlord:

     (a) The monthly parking rate for parking spaces located in the underground parking portion of the Project shall be Sixty and No/100 Dollars ($60.00);

     (b) The monthly parking rate for parking spaces on the surface level of the North half of the Site shall be Thirty and No/100 Dollars ($30.00);

     (c) The monthly parking rate for the 150 parking spaces for vehicles in the Principal Garage shall be at the rate as provided for in the Principal Parking Agreement;

     (d) The monthly parking rate for the surface parking spaces being used on the DMDC Land shall be Thirty and No/100 Dollars
                  ($30.00);

     (e) The monthly parking rate for the surface parking spaces being used on the 12th Street Parking Land shall be Thirty and No/100 Dollars ($30.00); and

     (f) The monthly parking rate for the surface parking spaces being used on the Graham's Fine Arts Land shall be Thirty and No/100 Dollars ($30.00).

     Notwithstanding the above, after the second lease year, Landlord may increase or decrease parking rates for Parking Permits so as to reflect reasonable increases in Landlord's expenses associated with such Parking Permits; provided, however, any such annual increase shall not exceed any annual increase in the Consumer Price Index (the "CPI") for such lease year; and, provided, further, parking rates for the 150 parking spaces for vehicles in the Principal Garage may be increased or decreased pursuant to the terms and conditions of the Principal Parking Agreement. Parking Rental is to be payable monthly in advance on the first day of each and every month during the Term of this Lease and a pro rata portion of such sums shall be payable for any partial calendar month in the event this Lease commences (or ends) on a date other than the first (or last) day of a calendar month. For purposes of this Lease, CPI shall mean the Consumer Price Index published by the Bureau of Labor Statistics of the Unites States Department of Labor for urban consumer families based on the all-cities average for all group commodities and items (1967 = 100) or successor or substitute index appropriately adjusted.

     24.3 If the parking spaces covered by the Parking Permits are not available to Tenant during any portion of the Term of this Lease as the result of a casualty, condemnation, settlement in lieu of condemnation, or other similar happening, this Lease shall continue without abatement of Base Rent and Landlord shall within ninety (90) days make available to Tenant up to thirty (30) substitute unassigned parking spaces in the City structured parking garage located in the block bordered by 8th Street on the East, 9th Street oh the West, Grand Avenue on the North and Locust Street on the South, Des Moines, Iowa with the balance of substitute unassigned parking spaces being made available in the Principal Garage or, if sufficient parking spaces are not available in the Principal Garage, in the DMDC Ramp (if it exists), or in another comparable downtown parking location in close proximity to the Demised Premises. The substitute parking spaces shall be provided to Tenant at a rental rate not to exceed the rate Tenant would have paid for the surface parking spaces covered by the Parking Permits relating to the DMDC Land. Landlord represents and warrants that the parking spaces as provided for herein shall be available to Tenant throughout the Term of this Lease. Notwithstanding the above, the obligations imposed by this Section 24.3 shall not apply to any Mortgagee who acquires title to the Project through possession, foreclosure proceeding or delivery of a deed in lieu of foreclosure; provided, such Mortgagee uses its best efforts to make available sufficient substitute unassigned parking spaces as above provided and; provided, further, that in the event such Mortgagee does not make available such substitute unassigned parking spaces, Mortgagee in lieu thereof assigns to Tenant any interest Mortgagee has in any insurance proceeds, condemnation award or purchase price which results from the above described parking spaces covered by the Parking Permits not being available due to casualty, condemnation, settlement in lieu of condemnation or other similar happening.

     24.4 Principal, or the operator of the Principal Garage, may make, modify and enforce rules and regulations relating to the parking of vehicles in the Principal Garage, and Tenant shall abide by such rules and regulations and shall exercise reasonable efforts to cause its employees and invitees to abide by such rules and regulations. Additionally, Principal reserves the right to alter the size of the Principal Garage.

     24.5 (i) If Tenant exercises its option as provided in Section 25 of this I se to have Landlord construct the Phase 2 - Building, subject to the terms and conditions of this Section 24.5, Landlord shall proceed with due diligence to expediently construct and maintain at its sole cost and expense a structured parking ramp (the "DMDC Ramp") which shall contain at least seven hundred seventy five (775) parking spaces on the DMDC. Land. One hundred (100) parking spaces for vehicles in the DMDC ramp shall replace Landlord's obligation to supply the 100 parking spaces described in Section 24.1 (iv) above. Upon request by Tenant, Landlord shall construct the DMDC Ramp in two phases. Landlord agrees to furnish at least seven hundred seventy five (775) parking rights for vehicles in parking spaces in the DMDC Ramp and Tenant agrees as hereinafter provided to pay for and lease seven hundred seventy five (775) parking spaces at a rate per month to be negotiated by the Landlord and Tenant in good faith, with the goal being a monthly cost to Tenant which is as low as possible while still allowing Landlord to structure an economically viable parking ramp project. Landlord will take all action within its power to obtain the maximum benefits available from the City for the DMDC Ramp, and such benefits will be fully reflected in the monthly parking rate to be charged by Landlord to Tenant for parking spaces in the DMDC Ramp. In the alternative to Landlord constructing the DMDC Ramp as above provided, upon request by Tenant, Landlord shall within thirty (30) days of such request, sell, close (at Tenant's executive office in the Building) and convey to Tenant the unencumbered fee title to the DMDC Land by special warranty deed in the form attached hereto as Exhibit E and incorporated herein by this reference, for Two Hundred Fifty Thousand and No/I 00 Dollars ($250,000.00), plus reasonable costs incurred by Landlord in preparing the DMDC Land for surface parking as required by this Lease, and Tenant shall thereafter proceed with due diligence to expediently construct and maintain the DMDC Ramp as above provided. In the event Tenant acquires title to the DMDC Land pursuant to the terms and conditions of this Section 24.5(i), the DMDC Land shall be free from all conditions, covenants and restrictions except for such items to which Tenant is a party of record, survey matters first appearing after the date hereof, parties in possession and the lien of unpaid real estate taxes then due but not payable and delinquent. In the event Tenant constructs the DMDC Ramp, Tenant shall lease to Landlord an amount of parking spaces in the DMDC Ramp as is necessary to fulfill Landlord's obligation to supply parking spaces to Tenant pursuant to Section 24.1 (ii) and (iv) above and Landlord shall pay Tenant for such spaces at a rate per month to be negotiated by the Landlord and Tenant in good faith, with the goal being a monthly cost to Landlord which is as low as possible while still allowing Tenant to structure an economically viable parking ramp project. The monthly parking cost Landlord is to pay Tenant for the above described parking spaces in the DMDC Ramp which has been constructed by Tenant in accordance with this Section 24.5 shall be the same monthly parking cost Tenant is to pay Landlord for such spaces to be provided to Tenant in fulfillment of Landlord's obligation to supply parking spaces to Tenant pursuant to Section 24.1 (ii) and (iv) above. After Landlord has sold to Tenant the DMDC Land, Landlord shall have no further obligation under this to construct the DMDC Ramp. Prior to the construction of the DMDC Ramp, plans and specifications will be developed by the party intending to construct the DMDC Ramp and such plans and specifications will be circulated for the review and approval of the non-constructing party, which approval shall not be unreasonably withheld. Notwithstanding the above, if Tenant constructs the DMDC Ramp, the DMDC Ramp shall not contain more than seven hundred seventy five (775) parking spaces for vehicles without Landlord's prior written consent, which consent may be withheld by Landlord in its sole and absolute discretion.

       (ii) In the event any Mortgagee acquires the interest of Landlord in the Demised Premises, it shall have no obligation to construct the DMDC Ramp as provided for herein; provided, however, upon request by Tenant, Mortgagee shall within thirty (30) days of such request, sell, close (at Tenant's executive office in the Building) and convey to Tenant the unencumbered fee title to the DMDC Land from such Mortgagee by special warranty deed in the form attached hereto as Exhibit "E" for Two Hundred Fifty Thousand and No/100 Dollars ($250,000.00) plus reasonable costs incurred by Landlord in preparing the DMDC Land for surface parking required by this Lease, and Tenant shall thereafter proceed with due diligence to expediently construct and maintain the DMDC Ramp as provided in Section 24.5(i) above.

     24.6 At the termination of this Lease if it is amended in lieu of Landlord and Tenant entering into a new lease in connection with the development of the Phase 2 - Building, as defined in Section 25.1, or at the termination of any new lease entered into between Landlord and Tenant in connection with the development of such Phase 2 - Building, assuming Tenant has not acquired the DMDC Land pursuant to Section 25.14 hereof, Landlord shall purchase from Tenant the DMDC Land and the DMDC Ramp for their combined fair market value. In the event Landlord and Tenant cannot agree upon the combined fair market value of the DMDC Land and the DMDC Ramp on or before November 1 of the last year of the initial term of the lease affecting the Phase 2 - Building, or on or before November 1 of the last year of any renewal period of the lease affecting the Phase 2 - Building, as the case may be, Landlord shall promptly select a disinterested person with at least ten (10) years professional experience as a real estate appraiser licensed by the State of Iowa, and Landlord shall give Tenant written notice of such appointment. Within thirty (30) days thereafter, Tenant shall give Landlord written notice of Tenant's designated appraiser having the same experience and qualifications. The two appraisers so selected shall select a third disinterested appraiser with the same experience and qualifications; and the three appraisers shall promptly determine the combined fair market value of the DMDC Land and the DMDC Ramp. If a second appraiser is not appointed and timely notice given thereof as herein provided, then the first appraiser shall determine such combined fair market value of the DMDC Land and the DMDC Ramp. If, within thirty (30) days after the appointment of the second appraiser, the two appraisers appointed by the parties are unable to agree upon the appointment of a third appraiser, then the two appraisers shall be discharged and the appointment process repeated until a third appraiser is duly selected. The determination of a majority of the appraisers, or of the sole appraiser, as the case may be, shall be conclusive and binding upon the parties, and shall be the combined fair market value of the DMDC Land and the DMDC Ramp. If any appraiser fails or ceases to act, a substitute shall promptly be appointed by the same person or persons authorized to make the initial appointment. The parties shall bear the expenses of the appraisers selected by each of them; and the expenses of the third appraiser shall be borne equally by Landlord and Tenant. Within thirty (30) days after the combined market value of the DMDC Land and the DMDC Ramp has been determined pursuant to the above described process, Tenant shall sell, close (at Tenant's executive office in the Building) and convey to Landlord the unencumbered fee title to the DMDC Land and DMDC Ramp by special warranty deed in the form attached hereto as Exhibit "F" and incorporated herein by this reference, for an amount of cash to be paid at closing equal to the above described combined fair market value of the DMDC Land and DMDC Ramp less Nine Hundred Thousand Dollars ($900,000.00) (i.e. the value of the Polk County, Iowa grant applied toward Landlord's original cost of the DMDC Land). In the event Landlord acquires title to the DMDC Land and DMDC Ramp pursuant to the terms and conditions of this Section 24.6, the DMDC Land and DMDC Ramp shall be free from all conditions, covenants and restrictions except for such items to which Tenant is a party of record, survey matters first appearing after the date hereof, parties in possession and the lien of unpaid real estate taxes now due but not payable and delinquent. In the event any Mortgagee acquires the interest of Landlord in the Demised Premises, such Mortgagee shall have no obligation to purchase from Tenant the DMDC Land and DMDC Ramp for their combined fair market value pursuant to the terms and conditions of this Section 24.6.

     24.7 Landlord shall use reasonable efforts to assist Tenant's employees to rent additional auto parking spaces in both publicly owned and privately owned parking garages and lots; provided, however, this provision shall not be applicable to any Mortgagee.

     24.8 Notwithstanding anything in this Article 24 to the contrary, in the event Tenant's right under Section 25.1 to request the construction of the "Phase 2 - Building" has terminated and Landlord constructs the North Building, as hereinafter defined, pursuant to Section 25.2 herein, Landlord may terminate its obligation to supply the parking spaces described in Section 24.1(u) above so long as a comparable number of parking spaces at comparable prices are made available to Tenant in another comparable downtown location in close proximity to the Demised Premises. In the event any Mortgagee acquires the interest of Landlord in the Demised Premises, such Mortgagee shall have no obligation to comply with the terms and conditions of this Section 24.8.

                                   ARTICLE 25

                               PHASE 2 - BUILDING

     25.1 Upon the written request by Tenant to Landlord, which request shall be accompanied by the "request for proposal" described in Section 25.3 hereof, Landlord has agreed to construct an additional office building to be leased to Tenant, consisting of an unknown amount of square feet of Usable Area and floors above grade, with approximately 75 underground parking stalls on the North half of the Site (the "Phase 2- Building"). However, in the event Tenant elects to make the above described request, it must advise Landlord of its desire on or before September 30, 2014. Notwithstanding anything to the contrary contained in this Lease, if Tenant shall fail to give notice to Landlord of Tenant's election to construct the Phase 2 - Building in accordance with the terms of this Section 25.1, Tenant's right to make such election shall not terminate unless Landlord notifies Tenant in writing that Tenant's right to make such election shall terminate if Tenant does not send written notice of Tenant's exercise of such election within thirty (30) days after receipt of such notice from Landlord. If Landlord does not receive such notice of election within said thirty (30) day period, Tenant's right to make such election shall thereafter terminate:

     25.2 In the event Tenant does not request Landlord to construct the Phase 2
- Building pursuant to Section 25.1 herein, Tenant acknowledges and agrees that Landlord may develop the North half of the Site for a party or parties other than Tenant (such building shall hereinafter be referred to as the "North Building"); provided, however, that Landlord's development of the North Building shall be subject to the following terms and conditions: (i) the North Building shall be a single structure developed by Landlord on the North half of the Site;
(ii) Landlord shall preserve Tenant's unrestricted access to any entrance on the North side of the Building; (iii) a reasonable courtyard will be built by Landlord at no cost to Tenant which courtyard shall completely separate the Building and the North Building, and such courtyard shall further enable Tenant to preserve its corporate image, as well as preserving adequate light and landscaping opportunities to the North side of the Building; (iv) the North Building will be designed to preserve intact the structural integrity of the Building; (v) there will be no skywalk bridge or skywalk corridor connection from the North Building to the Building (the North Building reserves the right to directly connect by skywalk bridge into the City parking ramp to the East);
(vi) the North Building will be a first class, "Class A" building composed of construction materials which equal or exceed the quality of such materials used for the Building; and (vii) the design of the North Building will compliment and be architecturally compatible with (but not duplicate) the design of the Building. The plans for the North Building will be submitted to Tenant for its review and approval at least one hundred eighty (180) days prior to the North Building's scheduled construction start so as to allow Tenant to confirm that such plans and specifications satisfy the criteria for the North Building as such are set forth above. Landlord and Tenant shall thereafter enter into an amendment to this Lease providing for the deletion of the North half of the Site from the Site, restating Tenant's Proportionate Share of Taxes and restating Tenant's Proportionate Share of Operating Expenses.

     25.3 This Lease may be amended in connection with the development of the Phase 2 - Building, or either Landlord or Tenant may request that they enter into a new lease in connection with the development of the Phase 2 - Building, or Tenant may become the owner of the North half of the Site pursuant to the terms and conditions of Section 25.14 herein. Leasing terms and conditions applicable to the Phase 2 - Building shall be substantially the same as in this Lease set forth, except that Base Rent for the Phase 2 - Building shall be the fair market rental value per square foot of Usable Area for comparable new property in the greater metropolitan Des Moines, Iowa area, with such determination to be calculated pursuant to the same methodology which was used to determine Base Rent for the Building. For a discussion of such methodology see the April 21, 1995 letter from George D. Milligan, President of The Graham Group, Inc., to Christopher R. Welp, Vice President - Tax and Support Services of Equitable of Iowa Companies as clarified by the May 24, 1995 letter from Russell F. Schrage, of the law firm of Nyemaster, Goode, McLaughlin, Voigts, West, Hansell & O'Brien, a Professional Corporation, to Charles Taylor of The Graham Group, Inc. (the "Methodology Letters"), copies of which are attached as Exhibit "C" and incorporated herein by this reference. As is true in this Lease, Tenant's Proportionate. Share of Taxes under any applicable lease shall be reduced to the extent that the Phase 2 - Building and Site are entitled to any property tax abatement; and Operating Expenses shall also be decreased to the extent that any economic development grants are made available to either the Landlord or Tenant (assuming Tenant would assign its interest in any such benefits to Landlord). Landlord and Tenant shall in good faith diligently proceed to amend this Lease or enter into a new lease, as herein anticipated. In connection with the development of the Phase 2 - Building, upon the request of either Landlord or Tenant, the parties hereto shall enter into a reciprocal easement agreement reasonably acceptable to both parties which shall, by way of illustration but not limitation, permit pedestrian traffic to flow back and forth between the Building and the Phase 2 - Building.

     25.4 Along with Tenant's written request as such is described in Section 25.1, Tenant shall provide to Landlord a "request for proposal" summarizing in general terms Tenant's expectations for the Phase 2 - Building, and Landlord shall thereafter be responsible for the preparation of all plans and specifications for construction of all aspects of the Phase 2 - Building, subject to Tenant's right of approval thereof as hereinafter described in
Section 25.6. Landlord may retain architects, designers, planners and consultants, subject to the prior written consent of Tenant which shall not be unreasonably withheld.

     25.5 It is the intention of the parties hereto that the Phase 2 - Building be designed, constructed and operated as a first-class facility. The parties further acknowledge that the pricing methodology referred to in 25.3 above will not vary with respect to the Phase 2 - Building regardless of the number of floors or Usable Area contained in the Phase 2 - Building. The parties agree that they will cooperate with one another in reviewing and approving plans and specifications and estimated costs of construction as anticipated herein.

     25.6 Landlord acknowledges that Tenant's willingness to enter into this Lease and undertake the obligations set forth herein is predicated upon Tenant's receiving assurances as to the architectural and functional harmony of the Project being able to be supplemented by the development of the Phase 2 - Building. In order to provide Tenant with such assurances, where plans and specifications are required hereunder to be approved by Tenant, the submission and approval of plans and specifications which are to be accompanied by estimated costs of construction associated therewith, shall be accomplished in accordance with the following procedure:

         (i) Within ninety (90) days of Landlord's receipt of the written request described in Section 25.1 hereof and the request for proposal described in Section 25.4 hereof, Landlord shall cause such plans and specifications and estimated costs of construction associated therewith to be prepared and submitted to Tenant.

        (ii) Within forty-five (45) days after Tenant shall have received such plans and specifications and estimated costs of construction associated therewith, Tenant shall give Landlord notice of its approval or disapproval thereof, specifying in the case of the latter its reasons therefor.

       (iii) Landlord shall, within thirty (30) days of its receipt of a notice of disapproval given pursuant to clause (ii) above, undertake promptly to amend and modify the plans and specifications and estimated costs of construction associated therewith so as to meet the reasons for Tenant's disapproval specified in the notice of disapproval and, upon completion thereof, the same shall be resubmitted to Tenant for its final approval or revision which revision may be made by Tenant in its sole and absolute discretion.

       (iv) Tenant shall, within thirty (30) days of its receipt of the resubmitted plans and specifications and estimated costs of construction given pursuant to clause (iii) above, either approve such plans and specifications or specify exactly how such plans and specifications are to be revised (hereinafter such final plans and specifications are referred to as the "Approved Final Plans").

       (v) The Approved Final Plans shall not be modified or amended thereafter without the approval of Tenant.

     The parties recognize that Tenant may elect to "phase" construction of the Phase 2 - Building or the components thereof (i.e., carry out construction of the same as certain plans and specifications are being completed and without Approved Final Plans, as hereinafter defined). The parties further recognize that "phase" construction requires close cooperation, and Landlord and Tenant will make their personnel available to each other and their architects and other consultants on a reasonable schedule to assist in the flow of information and the timely preparation of required construction documents. In order to facilitate Tenant's review of plans and specifications submitted to it pursuant to the provision of this Article, Tenant shall continuously informally review and approve or comment upon plans and specifications as they are in the process of being prepared and delivered to Tenant so that, to the extent possible, such plans and specifications will have been informally reviewed and approved by Tenant by the time that they are submitted to Tenant for formal approval in final form; provided, that nothing herein shall affect or diminish Tenant's right to review and approve, in its sole and absolute discretion, the final plans and specifications in the context of a completed stage or unit thereof in accordance with the procedures set forth herein.

     Any document required to be submitted to Tenant for approval pursuant to this Article 25 shall be accompanied by a letter from "Landlord's Designated Representative" (as defined below) stating that such document is submitted for approval pursuant to this Lease and the time within which such approval is required to be given hereunder, and unless accompanied by such a letter, such document shall not be deemed to have been submitted for approval. Any such document shall be deemed to have been submitted on the date of receipt. All such documents shall be sent to the following representative of Tenant ("Tenant's Designated Representative") at the following address (unless or until some other representative or address is specified for same by Tenant in a notice given pursuant to Article 25 of this Lease):

        Tenant: Christopher R. Welp, Vice President - Tax and Support Services Equitable Life Insurance Company of Iowa
                  700 Locust Street - Suite 201
                  Des Moines, Iowa 50309


With a copy to:   President
                  Equitable Life Insurance Company of Iowa
                  604 Locust Street
                  Des Moines, Iowa 50309

The person listed below shall be "Landlord's Designated Representative" (unless or until some other representative or address is specified for same by Landlord in a notice given pursuant to Article 25 of this Lease):

      Landlord:   George D. Milligan, President
                  The Graham Group, Inc.
                  910 Grand Avenue
                  Des Moines, Iowa 50309

With a copy to:   Charles Taylor, Esq.
                  The Graham Group, Inc.
                  910 Grand Avenue
                  Des Moines, Iowa 50309

     Any notice of approval or disapproval required to be given by Tenant pursuant to this Section 25.6 shall be accompanied by a letter from Tenant's Designated Representative directed to Landlord's Designated Representative at the address specified above, stating such notice is given pursuant to this Lease and setting forth the time (if any) within which revised plans and specifications must be submitted for approval hereunder, and unless accompanied by such a letter, such notice shall not be deemed to have been given. Any such document shall be deemed to have been submitted on the date of its receipt by the Landlord's Designated Representative named herein.

     Subject to the rights reserved by Tenant in this Article 25, Landlord shall be solely and primarily responsible for the planning, design, construction and inspection of the Phase 2 - Building (other than so much of the same as shall be included in Tenant's Construction Obligations - which shall include a Thirty and No/100 ($30.00) per square foot of Usable Area Tenant Improvement Allowance being made available by Landlord to Tenant), and neither the reservation or the exercise of such rights shall be deemed to relieve Landlord from such responsibility or to create any liability by Tenant to third parties with respect to the same. Landlord will and does hereby indemnify, defend and save Tenant harmless from and against any and all claims, actions, damages, liability and expense (including reasonable attorneys' fees) resulting from or based upon the Approved Final Plans.

     25.7 The Approved Final Plans for the Phase 2 - Building shall comply with all applicable laws.

     25.8 As promptly as is reasonably practicable following approval by Landlord and Tenant of the Approved Final Plans, Landlord shall enter into general contracts for the construction of all components of the Phase 2 - Building with responsible contractors chosen by Landlord. Construction costs for the Phase 2 - Building are to be a pass through of actual construction costs resulting from a competitive bid process.

     25.9 After approval of the Approved Final Plans, Landlord shall commence and prosecute with diligence and continuity to completion and in an orderly and coordinated manner the construction of the Phase 2 - Building. Landlord shall complete Landlord's Construction Obligations, as hereinafter defined, in sufficient time to permit the respective components of the Phase 2 - Building to be opened for business with the general public at times as set forth in the time schedule mutually acceptable to Landlord and Tenant. Landlord's obligations under this Article 25 are referred to herein as "Landlord's Construction Obligations".

     25.10 Upon completion and performance by Landlord of Landlord's Construction Obligations with respect to the Phase 2 - Building, Tenant will cause or construct and complete Tenant's Construction Obligations as promptly as is reasonably possible. Tenant's obligations under this Article 25 are referred to herein as "Tenant's Construction Obligations".

     25.11 In order to facilitate the coordination of construction of the Phase 2 - Building, each party will consult with the other party from time to time and will use reasonable efforts to coordinate its activities with those of the other parties. The parties will agree upon a schedule which will provide among other things for a timely exchange of information and approvals in order to enable each party to meet its Construction Obligations under this Lease. The parties recognize that it will be necessary for Landlord to be completing certain parts of Landlord's Construction Obligations at the same time as Tenant shall be performing Tenant's Construction Obligations. In order to facilitate the coordination of such activities and to achieve the objective of opening the Phase 2 - Building for business in the time period as stated above, the parties will use reasonable efforts to develop such detailed construction schedules as shall permit each of the parties to perform its respective construction work without interference from the other.

     Without limiting the generality of the foregoing, (i) Tenant will be permitted to visit and have access to the Phase 2 - Building at all reasonable times during construction and will be kept well informed as to construction progress; and (ii) Tenant will be afforded an opportunity to make inspections of the Phase 2 - Building at all reasonable times during construction in order to determine progress and will be invited to attend all job meetings with architects, engineers and contractors with respect to construction associated with the completion of the Phase 2 - Building.

     25.12 Landlord represents and warrants (i) that Building Laws permit the construction of the Project contemplated by this Lease; and (ii) that the parking as provided in Article 24 herein provides for a sufficient number of parking spaces to comply with the requirements of applicable laws and of this Lease with respect to the Project. Landlord shall attain, at its expense, all governmental approvals, consents, authorizations, permits and certificates which may be necessary to permit it to carry out and complete Landlord's Construction Obligations and Tenant shall obtain all governmental approvals, consents, authorizations, permits and certificates which may be necessary to permit the performance of Tenant's Construction Obligations.

     25.13 The obligations created by Section 25.1 through Section 25.13 shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns and shall further be deemed to be covenants which run with the land; provided, however, the obligations created by Section
25.1 through Section 25.13 shall not create any personal or contractual liability on any Mortgagee, or its successors a31nd assigns and; provided, further, if Landlord violates the obligations created by Section 25.1 through
Section 25.13, Tenant may not terminate this Lease or holdback, offset or fail to pay any amounts otherwise due under this Lease, but may pursue any other right or remedy provided at law or in equity. Except as specifically provided above with respect to any Mortgagee, the obligations created by this Article 25 shall be binding upon and inure to the benefit of the parties hereto and their successors and assigns and shall further be deemed to be covenants which run with the land.

     25.14 Notwithstanding anything in this Lease to the contrary, if within four hundred eighty (480) days from the date Tenant provides Landlord with the "request for proposal" referred to in Section 25.4, (i) Landlord and Tenant have not agreed upon Approved Final Plans and modified this Lease as herein anticipated, or entered into a new lease for the Phase 2 - Building as herein anticipated; and (ii) Landlord has not commenced the construction of the Phase 2
- Building on the North half of the Site as anticipated herein, Tenant shall have the right to purchase for Two Million Seven Hundred Thousand and No/100 Dollars ($2,700,000.00) in cash, the unencumbered fee title to the land known as the North half of the Site, as such is legally described as Parcel Two on Exhibit A attached hereto and incorporated herein by this reference, and/or for Two Hundred Fifty Thousand and No/I 00 Dollars ($250,000.00) in cash, the unencumbered fee title to the land known as the DMDC Land, as legally described as Parcel One on Exhibit B attached hereto and incorporated herein by this reference. In the event Tenant elects to purchase the North half of the Site and the DMDC Land pursuant to the terms and conditions of this Section 25.14, the closing shall be at Tenant's executive office in the Building within thirty (30) days after Tenant has given Landlord written notice of such election and at the closing Landlord shall sell, close and convey to Tenant the unencumbered fee title to the North half of the Site by special warranty deed in the form attached hereto as Exhibit D and incorporated herein by this reference; and the unencumbered fee title to the DMDC Land by special warranty deed in the form attached hereto as Exhibit E and incorporated herein by this reference. In the event Tenant acquires title to the North half of the Site and/or the DMDC Land pursuant to the terms and conditions of this Section 25.14, the North half of the Site and/or the DMDC Land shall be free from all conditions, covenants and restrictions except for such items to which Tenant is a party of record, survey matters first appearing after the date hereof, parties in possession and the lien of unpaid real estate taxes then due but not payable and delinquent.

                                   ARTICLE 26

                              UNPERFORMED COVENANTS

                         MAY BE PERFORMED BY OTHER PARTY

     26.1 If Landlord shall fail to perform any of the terms, provisions, covenants or conditions to be performed or complied with by Landlord pursuant to this Lease, and any such failure shall, if it relates to a matter which is not of an emergency nature, remain uncured for a period of thirty (30) consecutive days after Tenant shall have served upon Landlord notice of such failure (provided, however, if the failure is of such character as to reasonably require more than thirty (30) days to cure, such thirty (30) day time period shall be extended for a sufficient time to permit Landlord to cure such failure, so long as Landlord has commenced to cure such failure within such thirty (30) day period and is diligently curing such failure), or if appropriate corrective measures are not initiated within twenty-four (24) hours after service of such notice if, in Tenant's judgment reasonably exercised, such failure relates to a matter which is of an emergency nature, then Tenant may at Tenant's option, perform any such term, provision, covenant or condition and the full amount of the cost and expense entailed shall immediately be owing by Landlord to Tenant, and Tenant shall have the right to deduct the amount thereof, together with interest at the rate of interest as provided in Section 4.3 of this Lease, from any financial payments then due or thereafter coming due hereunder, and irrespective of who may own or have an interest in the Demised Premises at the time such deductions are made. The option given in this Section 26.1 is for the protection of Tenant, and its existence shall not release Landlord from the obligations herein provided to be performed by Landlord or deprive Tenant of any legal rights which it may have by reason of any such default by Landlord.

     26.2 If Tenant shall fail to perform any of the terms, provisions covenants or conditions to be performed or complied with b Tenant pursuant to this Lease, and any such failure shall, if it relates to a matter which is not of an emergency nature, remain uncured for a period of thirty (30) consecutive days after Landlord shall have served upon Tenant notice of such failure (provided, however, if the failure is of such a character as to reasonably require more than thirty (30) days to cure, such thirty (30) day time period shall be extended for a sufficient time to permit Tenant to cure such failure so long as Tenant has commenced to cure such failure within such thirty (30) day period and is diligently curing such failure), or if appropriate corrective measures are not initiated within twenty-four (24) hours after service of such notice if, in Landlord's judgment reasonably exercised, such failure relates to a matter which is of an emergency nature, then Landlord may, at Landlord's option, perform any such term, provision, covenant or condition and the full amount of the cost and expense entailed shall immediately be due and owing by Tenant to Landlord. The option given in this Section 26.2 is for the protection of Landlord, and its existence shall not release Tenant from the obligations herein provided to be performed by Tenant or deprive Landlord of any legal rights which it may have by reason of any such default by Tenant.

                                   ARTICLE 27

                                      LIENS

     Tenant shall keep the Demised Premises free from any liens arising out of any work performed, materials furnished on, in or to the Demised Premises, or obligations incurred by Tenant. In the event that Tenant shall not, within ten
(10) days following the imposition of any such lien, cause the same to be released of record by payment or posting of a proper bond, Landlord shall have, in addition to all other remedies provided in this Lease and by law, the right, but no obligation, to cause the same to be released by such means as it shall deem proper, including payment of the claim giving rise to such lien. All such sums paid by Landlord and all expenses incurred by it in connection therewith shall be considered Additional Rent and shall be payable to it by Tenant on demand with interest at the rate as set out in Section 4.3 above. Notwithstanding the foregoing provisions of this Section 27, Tenant may in good faith and with due diligence contest the validity of any lien and defer payment and discharge thereof during the pendency of such contest provided: (i) that such contest shall not have the effect of preventing the sale or forfeiture of the Building, or any interest therein, to satisfy such lien; (ii) that, within ten (10) days after Tenant has been notified of the filing of such lien, Tenant shall have notified Landlord in writing of Tenant's intention to contest such lien and posts with Landlord such security therefor as Landlord shall reasonably request (for example, a bond or title indemnity); and (iii) Tenant shall prosecute or cause such contest to be prosecuted with reasonable diligence and shall pay or cause to be paid the amount of the lien plus any interest finally determined to be due upon the conclusion of such contest.

                                   ARTICLE 28

                      LANDLORDS COVENANTS; TITLE INSURANCE

     Landlord covenants and warrants that: (i) Landlord is the fee owner of the Site, DMDC Land, 12th Street Parking Land and Graham's Fine Arts Land; (ii) the Demised Premises are free from any building, zoning or other restrictions that would prevent or adversely affect the use of the Demised Premises as an office building; and (iii) if Tenant pays the Base Rent and Additional Rent and other amounts herein provided, and duly observes and performs all of the covenants, terms and conditions hereof, Tenant shall peaceably and quietly hold, have and enjoy the Demised Premises during the Lease Term without interruption by Landlord or any person or persons claiming by, through or under Landlord, subject to the terms and conditions of this Lease and future laws, ordinances, orders, rules or regulations imposed by governmental or public authorities.

     Landlord at its expense, has furnished Tenant, and Tenant has accepted and approved, a Pro Forma Policy ("Commitment") for a policy of title insurance, issued August 21, 1995, as revised as File No. T95-5721 by Security Land Title Company, as agent for First American Title Insurance Company ("Title Company") and insuring Tenant's interests in the Demised Premises, DMDC Land; 12th Street Parking Land and the Graham's Fine Arts Land, together with the Principal Parking Agreement and City Tax Abatement Proceedings, including identification of any liens, tenancies, agreement, encumbrances and other matters of public record. Landlord at its sole cost and expense shall cause a title policy, with endorsements as required by Tenant, and in the amount of $20,000,000.00, to be issued to Tenant pursuant to the Commitment and dated as of the date on which a fully executed copy of this Lease shall have been delivered without conditions by Tenant, or its agents, employees or contractors. Landlord shall within forty-five (45) days after the request of Tenant and at no cost or expense to Tenant, cause an ALTA 3.1 endorsement to be issued by the Title Company pursuant to the Commitment; provided, however, any such request by. Tenant may not be made until after Tenant's receipt of an "as built" survey which shall be delivered by Landlord to Tenant within sixty (60) days following the Term Commencement Date.

                                   ARTICLE 29

                                 INDEMNIFICATION

     29.1 Subject to Section 11.3 above Tenant shall indemnify and hold harmless Landlord and the management agent of the Building and said persons, agents, employees and servants against any and all liabilities, obligations, claims, demands, costs and expenses of every kind and nature, including reasonable attorneys' fees resulting from any injury to or death to any person or damage to any property caused by Tenant or any subtenant or their respective employees, agents, guests, servants, invitees or customers.

     29.2 Subject to Section 11.3 above, Landlord shall indemnify and hold harmless Tenant and its agents, employees, servants and invitees against any and all liabilities, obligations, claims, demands, costs and expenses of every kind and nature, including reasonable attorneys' fees, resulting from any injury to or death to any person or damage to any property caused by Landlord or its employees, agents, guests, servants, invitees or customers.

                                   ARTICLE 30

                             PERSONAL PROPERTY TAXES

     Tenant shall pay or cause to be paid, before delinquency, any and all taxes, assessments, license fees and other charges levied or assessed which become payable during the Term hereof, upon all Tenant's equipment, furniture, fixtures, and personal property located in the Demised Premises. On demand by Landlord, Tenant shall furnish Landlord with evidence of any such payment.

                                   ARTICLE 31

                                 NO PARTNERSHIP

     Nothing contained herein shall be deemed or construed by the parties hereto, nor by any third party, as creating the relationship of principal and agent or of partnership or of joint venture between the parties hereto. It being understood and agreed that neither the method of computation of Base Rent or Additional Rent, nor any other provision contained herein, nor any acts of the parties herein, shall be deemed to create any relationship between the parties hereto other than the relationship of landlord and tenant.

                                   ARTICLE 32

                             RIGHT OF FIRST REFUSAL

     32.1 (a) In the event Landlord receives an offer for the purchase of the Project, or the Phase 2 - Building, which Landlord is ready to accept, Landlord shall in writing notify Tenant of such offer and all of the terms thereof including with such notice a copy of such offer if in writing, and Tenant shall have twenty (20) days from receipt of such offer to notify Landlord that it has elected to purchase the Project and/or the Phase 2 - Building on the same terms and conditions as contained in such offer. In such event the parties shall close such purchase in the same manner and subject to the same terms and conditions as provided in such offer except the time requirements may be extended for thirty
(30) days or as otherwise agreed upon by the parties. If Tenant does not elect to purchase the Project and/or the Phase 2 - Building, the Landlord is free to sell the same in accordance with the terms and conditions of such offer. In the event such sale is not closed by Landlord and the offeror for any reason, the terms and conditions of this Section 32.1 shall again be applied to any other offers which Landlord is ready to accept.

     (b) Notwithstanding anything contained in 32.1(a) above to the contrary, in the event Mortgagee acquires title to the Project through possession, foreclosure proceeding or delivery of a deed in lieu of foreclosure, and thereafter receives an offer for the purchase of the Project, or the phase 2-Building, which Mortgagee is ready to accept, Mortgagee shall in writing notify Tenant of such offer and all of the terms thereof, and Tenant shall have seven (7) business days from receipt of such offer to notify Landlord that it has elected to purchase the Project and/or the Phase 2-Building on the same terms and conditions as contained in such offer. In such event the parties shall close such purchase in the same manner and subject to the same terms and conditions as provided in such offer. If Tenant does not elect to purchase the Project and/or the Phase 2-Building from Mortgagee, the Mortgagee is free to sell the same in accordance with the terms and conditions of such offer and thereafter such offeror shall be free to further sell the Project and/or the Phase 2- Building free of any restrictions under this Article 32. In the event such sale is not closed by Mortgagee and the original offeror for any reason, the terms and conditions of this Section 32.1(b) shall again be applied to any other offers which Mortgagee is ready to accept.

     32.2 Notwithstanding Section 32.1 above, Landlord may not transfer all or any portion of its fee interest in the Project, DMDC Land, 12th Street Parking Land or the Graham Fine Arts Land prior to the Term Commencement Date of this Lease; provided, however, Landlord may sell or transfer all or any portion of its interest in the Project, the DMDC Land, 12th Street Parking Land or the Graham Fine Arts Land by way of a mortgage for purposes of financing the development of the Project and the construction, development and operation of the Site and the Building thereon, including both interim and permanent financing and; provided, further, that after the Term Commencement Date, Landlord may also assign or transfer its ownership interest in the Project, the DMDC Land, 12th Street Parking Land or the Graham Fine Arts Land to an Iowa limited partnership whose sole general partner is The Graham Group, Inc. and, provided, further The Graham Group, Inc. owns more than fifty percent (50%) of all ownership interests in such limited partnership and all remaining ownership interests are held by (i) John G. Graham or Barbara H. Graham, husband and wife and residents of Des Moines, Iowa, or their lineal descendants, and (ii) officers or directors of The Graham Group, Inc. In no event shall any such assignment or transfer cause Landlord to be released, relieved or discharged from any of its covenants, obligations and liabilities under this Lease. Any permitted transferee or assignee shall enter into an assumption agreement reasonably satisfactory to Tenant, which assumption agreement provides for the assumptor assuming all obligations of Landlord under this Lease. Landlord shall notify Tenant of any such transfer or assignment and include with such notice a copy of the transfer or assignment document, or other evidence or explanation of the transfer or assignment. No sale or transfer of the Project, DMDC Land, 12th Street Parking Land or Graham Fine Arts Land, or interests in the Landlord, whether permitted or not, shall relieve Landlord from its obligations under this Lease.

                                   ARTICLE 33

                                     WAIVER

     All waivers hereunder must be in writing and specify the act, omission, term, covenant or condition waived. The waiver by Landlord or Tenant of any term, covenant or condition of this Lease shall not be deemed to be a waiver of such term, covenant or condition on any subsequent breach of the same or any other term, covenant or condition.

                                   ARTICLE 34

                                   INJUNCTION

     In the event of a breach by Landlord or Tenant of any of the terms, covenants, conditions, provisions or agreements of this Lease, Landlord and Tenant shall additionally have the right of injunction.

                                   ARTICLE 35

                                CUMULATIVE RIGHTS

     All rights and remedies of Landlord and Tenant herein enumerated shall be cumulative and none shall exclude any other right or remedy allowed by law.

                                   ARTICLE 36

                              AUTHORITY OF PARTIES

     Each individual executing this Lease on behalf of Landlord or Tenant, as the case may be, represents and warrants that he or she is duly authorized to execute and deliver this Lease on behalf of that entity, in accordance with a duly adopted resolution of its board of directors and that this Lease is binding upon Landlord or Tenant, as the case may be, in accordance with its terms.

                                   ARTICLE 37

                               CUMULATIVE REMEDIES

     No remedy or election hereunder by Landlord or Tenant shall be deemed exclusive, but shall be cumulative with all other remedies at law or in equity.

                                   ARTICLE 38

                                  HOLDING OVER

     Tenant shall not be entitled to hold over in the Demised Premises after the expiration or sooner termination of the Term. Tenant shall indemnify Landlord for, and hold Landlord harmless from and against, any and all loss, cost, damage, liability, or expenses (including, without limitation, reasonable attorneys' fees) arising out of or in connection with any delay by Tenant in surrendering the Demised Premises, including, without limitation, any claims made by any succeeding tenant which are founded on such delay. If Tenant does holdover, Tenant shall be deemed to be a tenant-at-will and, in addition to all other sums due under this Lease, shall pay to Landlord base rent plus additional rent on a per diem basis in amount equal to one and one-half times the Base Rent and Additional Rent payable during the last full calendar month of the Term.

                                   ARTICLE 39

                               STRUCTURAL WEAKNESS

     Landlord covenants and agrees that in the event that at any time during the Lease Term, any excavation or building operation shall be conducted on any property adjacent to or abutting the Project, or in the event that any operation shall be commenced under or in connection with any adjoining street or alley, or in the event it shall be necessary for any reason, other than due to overloading by Tenant, to strengthen the foundations of the Building, then and in each such event, Landlord shall, at no cost or expense to Tenant, cause to be done and furnished, any and all necessary work, labor and material in connection with, and for the purpose of shoring upon and protecting the walls and structural members of the Building.

                                   ARTICLE 40

                        COVENANTS BINDING AND SUCCESSORS

     All covenants and agreements herein contained shall run with the land and shall be binding upon and inure to the benefit of the successors and assigns of the respective parties hereto whether or not expressly stated herein, and the parties and their successors shall be bound jointly and severally by this Lease.

                                   ARTICLE 41

                                   SHORT FORM

     Simultaneously with the execution of this Lease, Landlord and Tenant are executing a short form instrument or memorandum of this Lease for recording in the land records of Polk County, Iowa, to give notice of this Lease, and setting forth a description of the Demised Premises, the Lease Term, Tenant's right of first refusal to purchase the Project or the Phase 2 - Building, Tenant's right to purchase the North half of the Site, Tenant's rights to purchase the DMDC Land, Landlord's obligation to reacquire the DMDC Land, and other portions hereof (except rental and other economic provisions) as either party may reasonably request. Within thirty (30) days after the Tern Commencement Date, or any time thereafter upon the reasonable request of either party, the parties hereto shall execute in recordable form an instrument supplementing such instrument or memorandum for the purpose of specifically designating in writing the Term Commencement Date, and the date of expiration of the initial Lease Term. The cost and expense of recording these instruments shall be divided equally between Landlord and Tenant.

                                   ARTICLE 42

                                 COSTS AND FEES

     If either party incurs any reasonable attorneys' fees or court costs as a result of the other party's failure to perform any of the obligations hereunder, the prevailing party shall be reimbursed by the non-prevailing party for such reasonable expenses, and any such reasonable expenses that have not been paid or reimbursed by such non- prevailing party, may be added to or included in any judgment rendered in the prevailing party's favor in any lawsuit or other proceeding.

                                   ARTICLE 43

                                     WAIVER

     No waiver by Landlord or Tenant of any breach of any term, covenant or condition hereof shall be deemed a waiver of the same or any subsequent breach of the same or any other term, covenant or condition. The acceptance of Base Rent or Additional Rent by Landlord, or the acceptance by Tenant of monies from Landlord, shall not be deemed a waiver of any earlier breach by Tenant or Landlord of any term, covenant or condition hereof, regardless of Landlord or Tenant's knowledge of such breach when such rent or monies are accepted. No covenant, term or condition of this Lease shall be deemed waived by Landlord or Tenant unless waived in writing. The consent or approval by Landlord to or of any act by Tenant requiring Landlord's consent or approval shall not be deemed to waive or render unnecessary Landlord's consent or approval to or of any subsequent similar or non-similar act by Tenant, and the consent or approval by Tenant to or of any act by Landlord requiring Tenant's consent or approval shall not be deemed to waive or render unnecessary Tenant's consent or approval to or of any subsequent similar or non-similar act by Landlord.

                                   ARTICLE 44

                                NUMBER AND GENDER

     The use herein of a singular term shall include the plural and use of the masculine, feminine or neuter genders shall include all others.

                                   ARTICLE 45

                               BROKER'S COMMISSION

     Each party represents and warrants that it has caused or incurred no claims for brokerage commissions or finder's fees in connection with the execution of this Lease, and each party shall indemnify and hold the other harmless against and from all liabilities arising from any such claims caused or incurred by it (including without limitation, the cost of reasonable attorneys' fees in connection therewith).

                                   ARTICLE 46

                                    HEADINGS

     The Section headings, Article headings, table of contents, index of definitions and Section and Article numbers in this Lease are for the purposes of convenience, reference and heading only, and the words contained therein and division thereof shall in no way be held to explain, modify or aid in the interpretation, construction or meaning of the provisions of this Lease.

                                   ARTICLE 47

                               PARTIAL INVALIDITY

     If any provision of this Lease or the application thereof to any person or circumstance shall to any extent be invalid or unenforceable, the remainder of this Lease, of the application of such provision to persons or circumstances other than those as to which it is invalid or unenforceable, shall not be affected thereby and each provision of this Lease shall be valid and enforceable to the fullest extent permitted by law.

                                   ARTICLE 48

                                ENTIRE AGREEMENT

     There are no representations, covenants, warranties, promises, agreements, conditions or undertakings, oral or written, between Landlord and Tenant other than herein set forth. Except as herein otherwise provided, no subsequent alteration, amendment, change or addition to this Lease shall be binding upon Landlord or Tenant unless in writing and signed by them.

                                   ARTICLE 49

                                  COUNTERPARTS

     This Lease may be executed in several counterparts, each of which shall be deemed an original.

                                   ARTICLE 50

                                    SURVIVAL

     Notwithstanding anything to the contrary contained in this Lease, the termination of this Lease shall not relieve Landlord from Landlord's, nor Tenant from Tenant's, rights and obligations accruing and applicable to the period prior to such termination. In addition to and notwithstanding anything contained herein to the contrary, all provisions contained in this Lease relating to the Phase 2 - Building (including, without limitation, all provisions relating to the construction of the Phase 2 - Building by Landlord, the DMDC Land and the construction of the DMDC Ramp) shall survive the termination of this Lease and shall continue as the ongoing rights and obligations of The Graham Group, Inc. and the Equitable Life Insurance Company of Iowa in accordance with their terms.

                                   ARTICLE 51

                                 TIME OF ESSENCE

     Time is of the essence in this Lease and of all of the terms, provisions, agreements and conditions contained herein.

                                   ARTICLE 52

                                 APPLICABLE LAW

     This Lease shall be construed under the laws of the State of Iowa.

                                   ARTICLE 53

                              ACCOUNTING AND AUDIT

     Landlord shall keep complete and accurate books and records of the Operating Expenses. Landlord shall preserve for a period of three (3) years after the end of each Lease Year, all of such books and records for such lease year. Such books of record and account shall be kept and maintained in accordance with generally accepted accounting practices consistently applied. Tenant shall have the right, at its sole cost and expense, during the aforesaid period of three (3) years at reasonable times during business hours, upon notice to Landlord and within sixty (60) days thereafter, but not more often than the once each lease year, to examine and audit all such books and records for such lease year.

                                   ARTICLE 54

                                    SKYWALKS

     Landlord shall not enter into any contract which would permit a skywalk bridge or skywalk corridor to be connected to the Building, or the Phase 2 - Building, without the receipt of the prior written approval of Tenant, which approval may be withheld by Tenant in its sole and absolute discretion.

                                   ARTICLE 55

                       LIMITATION OF MORTGAGEE'S LIABILITY

     Notwithstanding anything in this Lease to the contrary, the obligations created hereby shall not create any personal liability on any Mortgagee who acquires title to the Project through possession, foreclosure proceeding or delivery of a deed in lieu of foreclosure. Tenant acknowledges and agrees that it shall look solely to Mortgagee's interest in the Project for satisfaction of any liability under or in respect of this Lease or for the satisfaction of Tenant's remedies for the collection of a judgment (or other legal process) requiring the payment of money by Mortgagee and no other property and assets of Mortgagee shall be subject to levy, execution or other enforcement procedure for the satisfaction of Tenant's remedies under or in respect of this Lease.

     IN WITNESS WHEREOF, the parties have caused this Lease to be executed as of the day and year first above written.

                                       LANDLORD:
                                       THE GRAHAM GROUP, INC.
                                       an Iowa Corporation


                                       By /s/   George D. Milligan
                                         --------------------------------------
                                       Name     George D. Milligan
                                       Title    President
ATTEST:

By: /s/  Charles R. Taylor
    ----------------------
Name     Charles R. Taylor
Title    Secretary


                                       TENANT:
                                       EQUITABLE LIFE INSURANCE COMPANY
                                       OF IOWA, an Iowa Corporation


                                       By: /s/  Christopher R. Welp
                                           -------------------------------------
                                       Name     Christopher R. Welp
                                       Title    Vice President - Tax & Support
                                                Services
ATTEST:

By: /s/  Paul E. Larson
    ----------------------
Name     Paul E. Larson
Title    Executive Vice President &
         Chief Financial Officer

FOR LANDLORD:
STATE OF IOWA     )
                  ) SS:
COUNTY OF POLK    )

     On this 31st day of August, 1995, before me a Notary Public in and for the State of Iowa, personally appeared George D. Milligan and Charles R. Taylor, to me personally known, who being by me duly sworn did say that they are the President and Secretary, respectively, of THE GRAHAM GROUP, INC., an Iowa corporation, and that the foregoing Lease was signed and sealed on behalf of said corporation and the said George D. Milligan and Charles R. Taylor acknowledged the execution of said instrument to be the voluntary act and deed of s corporation for e uses and purposes therein set forth.



                                     -------------------------------------------
                                     Notary Public in and for the State of IOWA


My Commission Expires:     2-1-98




FOR TENANT:
STATE OF IOWA     )
                  )SS:
COUNTY OF POLK    )

     On this 31st day of August, 1995, before me a Notary Public in and for the State of Iowa, personally appeared Christopher R. Welp and Paul E. Larson, to me personally known, who being by me duly sworn did say that they are the Vice President - Tax & Support Services and Executive Vice President & Chief Financial Officer, respectively, of EQUITABLE LIFE INSURANCE COMPANY OF IOWA, an Iowa corporation, and that the foregoing Lease was signed and sealed on behalf of said corporation and the said Christopher R. Welp and Paul E. Larson acknowledged the execution of said instrument to be the voluntary act and deed of said corporation for the uses and purposes therein set forth.



                                      __________________________________________
                                      Notary Public in and for the State of IOWA


My Commission Expires:     2-1-98

                                   EXHIBIT "A"

                                LEGAL DESCRIPTION

Parcel One

(South half of Site identified as Parcels B and C on the Survey prepared by LandTech Services, Inc.)


Lots 2 and 3 (except the North 8 feet thereof) of the OFFICIAL PLAT OF BLOCK 2 OF CAMPBELL AND McMULLEN ADDITION TO FORT DES MOINES; Also Lot 5 of the OFFICIAL FLAT OF THE SOUTHWEST 1/4 OF SECTION 4, TOWNSHIP 78 NORTH, RANGE 24 WEST OF THE 5TH P.M., now included in and forming a part of the City of Des Moines, Folk County, Iowa.

The South 8.0 feet of Lot 1 and the North 8.0 feet of Lots 2 and 3 of the OFFICIAL PLAT OF BLOCK 2 OF CAMPBELL AND McMULLEN ADDm0N TO FORT DES MOINES; and the South 16.0 feet of Lot 4 of the OFFICIAL PLAT OF THE SOUTHWEST 1/4 OF
SECTION 4, TOWNSHIP 78 NORTH, RANGE 24 WEST OF THE 5TH F.M., all now being in and forming a part of the City of Des Moines, Polk County, Iowa.

Parcel Two

(North half of the Site identified as Parcel A on the Survey prepared by LandTech Services, Inc.)

Lot 1 (except the South 8 feet thereof) of the OFFICIAL PLAT OF BLOCK 2 OF CAMPBELL AND McMULLEN ADDITION TO FORT DES MOINES; Also Lot 4 (except the South 16 feet thereof) of the OFFICIAL PLAT OF THE SOUTHWEST 1/4 OF SECTION 4, TOWNSHIP 78 NORTH, RANGE 24 WEST OF THE 5TH P.M., now included in and forming a part of the City of Des Moines, Polk County, Iowa (except streets and alleys).

                                   EXHIBIT "B"

                                LEGAL DESCRIPTION


DMDC LAND - PARCEL 1
---------

Lots 1, 2, 7 and 8 in Block 4 in WEST FORT DES MOINES SUBDIVISION, an Official Hat included in and forming a part of the City of Des Moines, Iowa.


12TH STREET PARKING LAND - PARCEL 2
------------------------

Lots 5 and 6 in Block 25, in CAMPBELL AND MCMULLEN ADDITION, now included in and forming a part of the City of Des Moines, Iowa.


GRAHAM'S FINE ARTS LAND - PARCEL 3
-----------------------

Lot 6 (except the North 7 feet for street purposes) and all of Lot 5, Block 3 in CAMPBELL AND McMULLEN ADDITION now included in and forming a part of the City of Des Moines, Iowa.


PRINCIPAL LAND - PARCEL 4
--------------

Lots 1,2, 3, 4 and 5 of the OFFICIAL FLAT OF LOTS 1,2 and 3 in Block 3 of HOLCOMB'S ADDITION TO FORT DES MOINES; Lots 4, land 6 in Block 3 in HOLCOMB'S ADDITION TO FORT DES MOINES; Lots 2, 3, 4 and 5 in Block 60 in CAMPBELL AND MCMULLEN ADDITION TO TOWN OF FORT DES MOINES; Lot 3 of the OFFICIAL PLAT of the Southwest Quarter (SW 1/4) of Section 4, Township 78 North, Range 24, West of the St P and all of the Vacated North/South alley right-of-way lying East of and adjoining said Lot 4 in Block 60 in Campbell and McMullen Addition to Town of Fort Des Moines and lying East of and adjoining Lots 4 and 6 in Block 3 in Holcomb's Addition to Fort Des Moines, all now included in and forming a part of the City of Des Moines, Iowa.

                                   EXHIBIT "C"



                             THE GRAHAM GROUP, INC.
                                910 GRAND AVENUE
                             DES MOINES, IOWA 50309
REAL ESTATE DEVELOPMENT
PROPERTY MANAGEMENT                                               TELEPHONE
  AND SALES                                                     (515)244-0387
INTERIOR DESIGN                                                      FAX
INVESTMENTS                                                     (515)244-6815
GENERAL C0NTRACTING


                                 April 21, 1995


Christopher R Welp
Vice President - Tax and Support Services
Equitable of Iowa Companies
700 Locust Street, Suite 201
Des Moines, Iowa 50306-3700


RE: Phase 1 - Building comprising approximately 203,997 square feet of Usable Area consisting of 6 floors above grade, in addition to an underground parking garage containing 100 parking stalls, to be located on a downtown block bordered by 9th Street on the East, 10th Street on the West, Grand Avenue on the North, and Locust Street to the South, in Des Moines, Iowa (the "Site")

Dear Mr. Welp:

In connection with the development of the above referenced Phase I - Building and Site, a letter of intent dated April 21, 1995 (the "Letter of Intent") was entered into by you, as Vice President - Tax and Support Services on behalf of Equitable of Iowa Companies and the undersigned, as President on behalf of The Graham Group, Inc. The Letter of Intent references to this letter for purposes of explaining the methodology in determining initial Base Rent per square foot of Usable Area for the Phase I - Building. Base Rent per square foot of Usable Area for the Phase 2- Building, if applicable, shall be calculated pursuant to the same methodology as was used for the Phase I - Building. The methodology for establishing Base Rent per square foot of Usable Area for the Phase 1 - Building was as follows:

             Phase I Building Methodology for Calculating Base Rent
             ------------------------------------------------------

             Debt                                     $ 17,300,000
             Equity (Cash)                               3,400,000
             Equity (Land) (1)                           2,000,000
                                                     -------------
               TOTAL SOURCES:                         $ 22,700,000

Christopher R. Welp
April 21, 1995
Page 2


       Sitework/Parking                                 1,475,000
       Architect Fees                                     530,000
       Building Shell (2)                              11,088,000
       Tenant Improvements                              5,100,000
       Real Estate Commission                             300,000
       Loan Fees                                          173,000
       Development Fee                                    300,000
       Owner Contingency                                  231,000
       Loan Closing Costs                                  60,000
       Land (1)                                         2,000,000
       Construction Period Interest                     1,443,000
                                                     -------------
         TOTAL USES                                  $ 22,700,000

       Base Rent                                     $      11.95
                                                     -------------

       Rental income (168,024 x 11.95)                  2,007,887
       Parking Income (Estimated)                          70,000
                                                     -------------
         TOTAL INCOME                                $  2,077,887


       Annual Debt Service                           $  1,636,822
       (8.25% with 25 yr. amortization;
       assumes approximate 115 spread
       over 10-year Treasuries and
       continued creditworthiness of
       Equitable)

       Possible Discretionary Cash                   $    441,065
       Debt Service Coverage:                                1.25
       Possible cash return if
       construction and financing
       assumptions are correct                                 8%

Christopher R. Welp
April 21, 1995
Page 3


(1) If the Phase 2- Building is developed, the North half of the Site shall be assumed to have a land value of $2,000,000.

(2) Construction costs for the Phase 2 - Building, if applicable, are to be a pass through of actual construction costs resulting from a competitive bid process.

By way of illustration, based upon a loan of $17,300,000 (the "Loan") which is assumed to be 76% of the value of the Total Uses, with an interest rate of 8 1/4% which is approximately 115 basis points over the most recently issued ten year United States Treasury Security as determined in accordance with standard United States Government securities practice and a 25 year amortization period, annual payments of principal and interest would be $1,636,822. Since the Loan requires annual payments of Base Rent, plus estimated parking income, to be at least 1.25 (actual calculations for the Phase 1 - Building create debt service coverage of 1.269) times the annual payments of principal and interest required to be paid under the Loan, Base Rent plus parking income (estimated) must in the aggregate be at least $2,077,887. Assuming parking income (estimated) of $70,000, Base Rent must be $2,007,887. In addition, if the construction financing assumptions are correct, it is to be assumed that the Landlord is entitled to a cash return of 8% on its $5,400,000 equity position. Given the above requirements and assumptions, Base Rent plus parking income (estimated) must in the aggregate be $2,077,887 (annual debt service of $1,636,822 plus possible discretionary cash return on equity of $441,065). Assuming parking income (estimated) of $70,000, Base Rent must be $2,007,887 which results in Base Rent per square foot of Usable Area of $11.95.

The above stated methodology was developed by us on the assumption that the Phase 1 - Building would be composed of 168,024 square feet of Usable Area consisting of five floors above grade, when in fad the Phase I - Building is to be composed of approximately 203,997 square feet of Usable Area consisting of six floors above grade. The addition of an additional floor of the Phase I - Building does not affect the pricing methodology described herein. Likewise, the methodology will not vary with respect to the Phase 2- Building regardless of the number of floors contained in the Phase 2- Building.

The Phase 2- Building,  if applicable,  shall also assume that Landlord's equity
(land) value is $2,000,000. We are also assuming the creditworthiness of Tenant on the date Landlord and Tenant enter into a lease providing the Phase 2-Building will be equal to or better than that as of the date Landlord and Tenant enter into the Lease providing for the development of the Phase 1 - Building, or an appropriate adjustment shall be made to the 115 basis points spread as such is described above.

It is understood that the above described methodology is to be employed in computing the Base Rent for the Phase 2 - Building, if and when, such is built in accordance with the terms of Paragraph 9 of the Letter of Intent.

Christopher R. Welp
April 21, 1995
Page 4


If the above methodology is acceptable to you, please so indicate by signing and returning to me two copies of this letter.


Very truly yours,
THE GRAHAM GROUP, INC.



George D. Milligan, President

The undersigned hereby consents
  and agrees to the foregoing.
EQUITABLE OF IOWA COMPANIES


By:/s/ Christopher R. Welp
   -----------------------------
Name:  Christopher R. Welp
Its:   Vice President - Tax and Support Services


Date:  April 27, 1995
       --------------

                                   EXHIBIT "C"

                      NYEMASTER, GOODE, MCLAUGHLIN, VOIGTS,
                             WEST, HANSELL & O'BRIEN
                           A PROFESSIONAL CORPORATION
                         ATTORNEYS AND COUNSELORS AT LAW



JOHN J. MCLAUGHLIN    THOMAS N. ZUREK           JAMES C. WINE             NORBERT W. KAUT           1900 HUB TOWER
L.R. VOICTS           CARLTON T. KING           BRUCE W. BAKER            KRISTIN DARNELL FYDA      699 WALNUT STREET
DREW R. TILLOTSON     GREGORY P. PAGE           THOMAS W. FOLEY           ANDRE H. MERRETT          DES MOINES IOWA 50309
JAMES B. WEST         RANDALL G. HORSTMANN      STEVEN H. LYTLE           DARCI L. FRAHM               (515)283-3100
EDGAR F. HAMSELL      JAY EATON                 TERRY C. HANCOCK          JASON P. THEIN
W. DON BRITTIM, JR.   BURNS MOSSMAN             ANTHONY A. LONGNECKER
R. CRAIG SHIVES       PHYLLIS E. PEARSON        JOHN E. LANDESS
DON MUYSKENS          BRADFORD L. AUSTIN        JOSEPH A. QUINN
ROGER L. FERRIS       SARAJ. SERSLAND           WADE H. SCHUT                                       FACSIMILE (515) 283-3108
LAWRENCE E, MYERS     HAYWARD L. DRAPER         MARK 0. ALJETS            OF COUNSEL
KEITH E. LUCHTEL      JAMES E. GRITZNER         G.  THOMAS SULLIVAN       RAY NYEMASTER             WRITER'S DIRECT DIAL NUMBER
                                                                                                    (515) 283-3105
GERALD J. NEWBROUGM   MICHAEL W. THRALL         KEVIN F. HOWE             D.J. GOODE
ROBERTA. VAMORSOEL    MARK C. DICKINSON         JOAN FLETCHER             SAMUEL 0. O'BRIEN
RICHARD J. SAPP       GREGORY B. WILCOX         THOMAS H. WALTON          FRANK B. COMFORT
G.R. NEUMANN          JOHN F. LORENTZEN         WILLARD L. BOYD III       LUTHER L. HILL, JR.
JAMES R. MUMFORD      STEVEN J. ROY             LISETTE SELL              MILTON 0. RIEPE
RUSSELL E. SCHRAGE    FRANK B. MARTY            JOHN W. WETHERELL         THOMAS H. MCCOLLUM



                                  May 24, 1995

Charles Taylor, Esq.
The Graham Group, Inc.
910 Grand Avenue
Des Moines, Iowa 50309


RE: Phase 1-Building ("Phase I - Building') comprising approximately 203,997 square feet of Usable Area consisting of 6 floors above grade, in addition to an underground parking garage containing 100 parking stalls, to be located on a downtown block bordered by 9th Street on the East, 10th Street on the West, Grand Avenue on the North, and Locust Street to the South, in Des Moines, Iowa (the "Site")

Dear Charlie:

Enclosed you will find two "compared" and "clean" copies of the revised form of Lease Agreement ("Lease') between The Graham Group, Inc. (`Landlord") and Equitable of Iowa Companies ("Tenant"). To expedite the transaction I am sending you the enclosures before Tenant has had an opportunity to review the same. Accordingly, the enclosures are subject to Tenant's review and comment.

It is my understanding that you may be sending the Lease to Commerce Bank of Kansas City for its review. Such procedure is fine with us. As stated before, in the event you feel it is desirable for Commerce Bank, you and Ito get together to "overview" the Lease, I am more than willing to do the same.

While there may be certain areas of the Lease with which both of us have continuing concerns, the one major area of concern that I am left with deals with the Exhibit "C" - Methodology Letter. In accordance with your request, the sole references to the Methodology Letter appear in Section 25.2 of the Lease and also as Exhibit "C" to the Lease. Jam still troubled by the absence in the Methodology Letter of a clarification with respect to certain points which include the following:

Charles Taylor, Esq.
May 24, 1995
Page 2

     1. The Methodology Letter states that "Construction costs for the Phase 2 - Building, if applicable, are to be a pass through of actual construction costs resulting from a competitive bid process". The Landlord has indicated in prior discussions with the Tenant that no "profit" is being taken by the Landlord, or any of its affiliates, in connection with the development of the Phase I - Building with the exception of a modest "Development Fee" of $300,000.00. Notwithstanding, I assume that the above means that Landlord is taking out a reasonable cost factor attributable to its "overhead" but is not taking out any "profit". I assume this would also be the case in the construction of the Phase 2 - Building, if applicable. However, in connection with the Phase 2 - Building, if neither the Landlord, nor one of its affiliates, is the contractor, I would assume that a reasonable "overhead" and "profit" factor would have to be paid to the contractor but neither the Landlord, nor one of its affiliates, would take a "Development Fee", "overhead charge" or other payment.

     2. I would assume that there would be no real estate commission paid in connection with the development of the Phase 2 - Building.

     3. I would assume the "Development Fee" would be a comparable percentage of the "Total Uses" in connection with the development of the Phase 2 - Building, as such would be modified by (I) above.

I am encouraged by your feeling the financing methodology works in a high, medium or low interest rate market. In any event, assuming that the above fairly states the positions of the Landlord, and its affiliates, I believe it is the Tenant's present intentions to limit discussion regarding the Methodology Letter to those in the Lease, the Methodology Letter and this letter.

Should your conclusions with respect to the above described points which appear in the Methodology Letter be as described above, please so indicate by signing and returning to me the enclosed copy of this letter. Thank you for giving the above your attention.

Very truly yours,



Russell E. Schrage
RES/kkb
Enclosures
cc: Christopher R. Welp


The undersigned hereby agrees to the foregoing.

THE GRAHAM GROUP, INC.


By: /s/
    ----------------------------
Name:___________________________
Title:__________________________
Date:___________________________

THE IOWA STATE BAR ASSOCIATION I              FOR THE LEGAL EFFECT OF THE USE OF
Official Form No. 105                         THIS FORM.  CONSULT YOUR LAWYER


                                   EXHIBIT "D"

--------------------------------------------------------------------------------
                                                           SPACE ABOVE THIS LINE
                                                                    FOR RECORDER

                              SPECIAL WARRANTY DEED


For the Consideration of Ten ($10.00)  ____________________________Dollar(s) and
other valuable consideration, THE GRAHAM GROUP, INC., do hereby Convey to EQUITABLE LIFE INSURANCE COMPANY OF IOWA, an Iowa corporation the following described real estate in ________ County, Iowa:

Lot 1 (except the South 8 feet thereof) of the OFFICIAL PLAT OF BLOCK 2 OF CAMPBELL AND McMULLEN ADDITION TO FORT DES MOINES: also Lot 4 (except the South 16 feet thereof) of the OFFICIAL PLAT OF THE SOUTHWEST 1/4 OF SECTION 4, TOWNSHIP 78 NORTH, RANGE 24 WEST OF THE 5TH P.M., now included in and forming a part of the City of Des Moines, Polk County, Iowa (except streets and alleys).

Subject to all "Permitted Exceptions" as appear on Exhibit 1 attached hereto and incorporated herein by this reference.

     Grantors do Hereby Covenant with Grantees and successors in interest to Warrant and Defend the real estate against the lawful Claims of all persons claiming by, through or under them, except as may be above stated. Each of the undersigned hereby relinquishes all rights of dower, homestead and distributive share in and to the real estate.

     Words and phrases herein, including acknowledgment hereof, shall be construed as in the singular or plural number, and as masculine or feminine gender, according to the context.


STATE OF Iowa)                                               Dated:_____________
             ) ss
Polk COUNTY  )

                                               THE GRAHAM GROUP, INC.


                                               By:
                                                 _______________________________
                                               Name:____________________________
                                               Title:___________________________


On this _______ day of _____________ 199__, before me, (Grantor) the undersigned, a Notary Public in and for said State, personally appeared ____________________________________________________________ (Grantor) to me
known to be the  identical  persons  named  in and who  executed  the  foregoing instrument and acknowledged that they executed the same as ______________________ their voluntary act and deed.


       (Grantor)

______________________
______________________                          ________________________________
                                                Notary  Public

       (Grantor)

(This form of acknowledgement for individual grantor(s) only)

STATE OF _____________

______________________ COUNTY, ss:

On this ______ day of ______________, 199___ before me, the undersigned, a Notary Public in and for said State, personally appeared __________________________________ to me known to be the identical persons named in and who executed the foregoing instrument, and acknowledged that they executed the same as their voluntary act and deed.


                                                  ______________________________
                                                  Notary Public

                                    EXHIBIT 1


     Permitted Exceptions
     --------------------

1. Items to which Equitable Life Insurance Company of Iowa is a party of record.

2.   Survey matters first appearing after the date hereof

3.   Parties in possession.

4.   Real Estate Taxes then due but not payable and delinquent.

THE IOWA STATE BAR ASSOCIATION I              FOR THE LEGAL EFFECT OF THE USE OF
Official Form No. 105                         THIS FORM.  CONSULT YOUR LAWYER


                                   EXHIBIT "E"

--------------------------------------------------------------------------------
                                                           SPACE ABOVE THIS LINE
                                                                   FOR RECORDER


                              SPECIAL WARRANTY DEED

For the Consideration of Ten ($10.00) Dollar(s) and other valuable consideration, THE GRAHAM GROUP, INC., an Iowa corporation do hereby Convey to EQUITABLE LIFE INSURANCE COMPANY OF IOWA, an Iowa corporation the following described real estate in Polk County, Iowa:

Lots 1, 2, 7 and 8 in Block 4 in WEST FORT DES MOINES SUBDIVISION, and Official Plat included in and forming a part of the City of Des Moines, Iowa.

Subject to all "Permitted Exceptions" as appear on Exhibit 1 attached hereto and incorporated herein by this reference.

     Grantors do Hereby Covenant with Grantees and successors in interest to Warrant and Defend the real estate against the lawful Claims of all persons claiming by, through or under them, except as may be above stated. Each of the undersigned hereby relinquishes all rights of dower, homestead and distributive share in and to the real estate.

     Words and phrases herein, including acknowledgment hereof, shall be construed as in the singular or plural number, and as masculine or feminine gender, according to the context.


STATE OF Iowa)                                               Dated:_____________
             ) ss
Polk COUNTY  )

                                               THE GRAHAM GROUP, INC.


                                               By:______________________________
                                               Name:____________________________
                                               Title:___________________________


On this  _______  day of  _____________  199__,  before  me,  __________________
(Grantor) the undersigned, a Notary Public in and for said State, personally appeared __________________ (Grantor) to me known to be the identical persons named in and who executed the foregoing instrument and acknowledged that they executed the same as __________________ their voluntary act and deed.


       (Grantor)

______________________
______________________                          ________________________________
                                                Notary  Public

       (Grantor)

(This form of acknowledgement for individual grantor(s) only)

STATE OF _____________

______________________ COUNTY, ss:


On this ______ day of ______________, 199___ before me, the undersigned, a Notary Public in and for said State, personally appeared __________________________________ to me known to be the identical persons named in and who executed the foregoing instrument, and acknowledged that they executed the same as their voluntary act and deed.


                                                  ______________________________
                                                  Notary Public

                                    EXHIBIT I


     Permitted Exceptions
     --------------------

1. Items to which Equitable Life Insurance Company of Iowa is a party of record.

2.   Survey matters first appearing after the date hereof

3.   Parties in possession (month to month agreements).

4.   Real Estate Taxes then due but not payable and delinquent.

THE IOWA STATE BAR ASSOCIATION I              FOR THE LEGAL EFFECT OF THE USE OF
Official Form No. 105                         THIS FORM.  CONSULT YOUR LAWYER


                                   EXHIBIT "F"

--------------------------------------------------------------------------------
                                                           SPACE ABOVE THIS LINE
                                                                    FOR RECORDER


                              SPECIAL WARRANTY DEED


For the Consideration of Ten ($10.00) Dollar(s) and other valuable consideration,THE EQUITABLE LIFE INSURANCE COMPANY OF IOWA., an Iowa corporation do hereby Convey toTHE GRAHAM GROUP, INC., an Iowa corporation the following described real estate in Polk County, Iowa:

Lots 1, 2, 7 and 8 in Block 4 in WEST FORT DES MOINES SUBDIVISION, an Official Plat included in and forming a part of the city of Des Moines, Iowa.

Subject to all "Permitted Exceptions" as appear on Exhibit 1 attached hereto and incorporated herein by this reference.


     Grantors do Hereby Covenant with Grantees and successors in interest to Warrant and Defend the real estate against the lawful Claims of all persons claiming by, through or under them, except as may be above stated. Each of the undersigned hereby relinquishes all rights of dower, homestead and distributive share in and to the real estate.

     Words and phrases herein, including acknowledgment hereof, shall be construed as in the singular or plural number, and as masculine or feminine gender, according to the context.

STATE OF Iowa)                                               Dated:_____________
             ) ss
Polk COUNTY  )

                                        EQUITABLE LIFE INSURANCE COMPANY OF IOWA


                                        By:_____________________________________
                                           Name:________________________________
                                           Title:_______________________________


On this  _______  day of  _____________  199__,  before  me,  __________________
(Grantor) the undersigned, a Notary Public in and for said State, personally appeared __________________ (Grantor) to me known to be the identical persons named in and who executed the foregoing instrument and acknowledged that they executed the same as __________________ their voluntary act and deed.


       (Grantor)

______________________
______________________                          ________________________________
                                                Notary  Public

       (Grantor)

(This form of acknowledgement for individual grantor(s) only)

                                    EXHIBIT 1

     Permitted Exceptions
     --------------------

1. Items to which Equitable Life Insurance Company of Iowa is a party of record.

2.   Survey matters first appearing after the date hereof

3.   Parties in possession (month to month agreements).

4.   Real Estate Taxes then due but not payable and delinquent.

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, David A. Wheat, certify that:

1. I have reviewed this annual report on Form 10-K of ING USA Annuity and Life Insurance Company and Subsidiary;

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


Date: March 17, 2005
      ------------------


By    /s/ David A. Wheat
      --------------------------------------
          David A. Wheat
          Director, Senior Vice President and
            Chief Financial Officer
          Duly Authorized Officer and Principal Financial Officer)

                                                                    Exhibit 31.2

                                  CERTIFICATION

I, Harry N. Stout, certify that:

1. I have reviewed this annual report on Form 10-K of ING USA Annuity and Life Insurance Company and Subsidiary;

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


Date: March 17, 2005
      ---------------

By    /s/ Harry N. Stout
      --------------------------------------
          Harry N. Stout
          President
          Duly Authorized Officer and Principal Officer)

                                                                    Exhibit 32.1


                                  CERTIFICATION


Pursuant to 18 U.S.C. ss.1350, the undersigned officer of ING USA Annuity and Life Insurance Company (the "Company") hereby certifies that, to the officer's knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13 or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



March 17, 2005                       By:    /s/  David A. Wheat
--------------                              ------------------------------------
     (Date)                                      David A. Wheat
                                                 Director, Senior Vice President
                                                    and Chief Financial Officer

                                                                    Exhibit 32.2

                                  CERTIFICATION


Pursuant to 18 U.S.C. ss.1350, the undersigned officer of ING USA Annuity and Life Insurance Company (the "Company") hereby certifies that, to the officer's knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13 or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



March 17, 2005                             By /s/  Harry N. Stout
--------------                                ----------------------------------
    (Date)                                         Harry N. Stout
                                                   President