Form 10-Q
period 2005-03-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2005-05-13
CIK 836658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005
                                    --------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________  to

     Commission file number 333-57212, 333-104539, 333-104546, 333-104547,
                            333-104548, and 333-123936


                   ING USA Annuity and Life Insurance Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Iowa                                                                  41-0991508
--------------------------------------------------------------------------------
(State or other jurisdiction of                                    (IRS employer
incorporation or organization                                identification no.)


1475 Dunwoody Drive, West Chester, Pennsylvania                       19380-1478
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  X   ]     No [      ]
                            --------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [      ]     No [  X  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2005, 250,000 shares of Common Stock, $10 Par Value, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
                    Form 10-Q for period ended March 31, 2005


                                      INDEX
                                                                           PAGE
                                                                           ----

PART I.     FINANCIAL INFORMATION  (Unaudited)

Item 1.     Financial Statements:
            Condensed Statements of Operations                               3
            Condensed Balance Sheets                                         4
            Condensed Statements of Changes in Shareholder's Equity          6
            Condensed Statements of Cash Flows                               7
            Notes to Condensed Financial Statements                          8

Item 2.     Management's Narrative Analysis of the Results of Operations
              and Financial Condition                                       16

Item 4.     Controls and Procedures                                         30


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               31

Item 6.     Exhibits                                                        31

Signatures                                                                  35

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)


PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

                       Condensed Statements of Operations
                                   (Unaudited)
                                  (In millions)



                                                                                          Three months ended March 31,
                                                                                            2005                2004
                                                                                      -----------------   -----------------
Revenue:
    Net investment income                                                               $   285.1           $   283.7
    Fee income                                                                              167.5               126.6
    Premiums                                                                                  5.5                 4.7
    Net realized capital gains                                                                8.8                15.3
    Other income                                                                                -                 2.2
                                                                                      -----------------   -----------------
Total revenue                                                                               466.9               432.5
                                                                                      -----------------   -----------------
Benefits and expenses:
    Interest credited and other benefits to contractowners                                  264.4               285.5
    Operating expenses                                                                       47.4                41.5
    Amortization of deferred policy acquisition costs
      and value of business acquired                                                        104.5                69.2
    Interest expense                                                                         11.7                 3.7
    Other                                                                                     0.5                 0.6
                                                                                      -----------------   -----------------
Total benefits and expenses                                                                 428.5               400.5
                                                                                      -----------------   -----------------
Income before income taxes and cumulative effect
    of change in accounting principle                                                        38.4                32.0
Income tax expense                                                                           12.2                 9.8
                                                                                      -----------------   -----------------
Income before cumulative effect of change
    in accounting principle                                                                  26.2                22.2
Cumulative effect of change in accounting
    principle, net of tax                                                                       -                (1.0)
                                                                                      -----------------   -----------------
Net income                                                                              $    26.2           $    21.2
                                                                                      =================   =================


The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                            Condensed Balance Sheets
                        (In millions, except share data)



                                                                                            As of              As of
                                                                                          March 31,          December 31,
                                                                                             2005               2004
                                                                                       -----------------  -----------------
                                                                                         (Unaudited)
Assets
Investments:
    Fixed maturities, available-for-sale, at fair value (amortized cost of
      $17,412.2 at 2005 and $17,045.9 at 2004)                                            $ 17,570.9         $ 17,489.2
    Equity securities, available-for-sale, at fair value
      (cost of $34.3 at 2005 and $34.8 at 2004)                                                 34.8               35.3
    Mortgage loans on real estate                                                            3,894.6            3,851.8
    Policy loans                                                                               169.2              169.0
    Other investments                                                                          212.0              228.8
    Securities pledged (amortized cost of $1,417.3 at 2005 and $1,100.5 at 2004)             1,410.1            1,108.6
                                                                                       -----------------  -----------------
Total investments                                                                           23,291.6           22,882.7
Cash and cash equivalents                                                                       67.0              209.0
Short-term investments under securities loan agreement                                         671.1              402.8
Accrued investment income                                                                      214.6              205.8
Receivable for securities sold                                                                  30.5               38.9
Reinsurance recoverable                                                                        880.6            1,388.1
Deferred policy acquisition costs                                                            1,892.5            1,704.1
Value of business acquired                                                                     128.1              112.2
Sales inducements to contractowners                                                            527.8              514.6
Due from affiliates                                                                             19.0              184.3
Deferred income taxes                                                                           23.7                  -
Other assets                                                                                    28.0               28.4
Assets held in separate accounts                                                            25,232.9           24,746.7
                                                                                       -----------------  -----------------
Total assets                                                                              $ 53,007.4         $ 52,417.6
                                                                                       =================  =================


The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                            Condensed Balance Sheets
                        (In millions, except share data)



                                                                                            As of              As of
                                                                                          March 31,         December 31,
                                                                                             2005              2004
                                                                                       -----------------  ----------------
                                                                                         (Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves                                                $ 22,596.5        $ 22,961.0
Notes to affiliates                                                                            435.0             435.0
Notes payable                                                                                   18.1                 -
Due to affiliates                                                                                0.1              43.6
Payables for securities purchased                                                              246.7              35.9
Payables under securities loan agreement                                                       671.1             402.8
Borrowed money                                                                                 759.5             713.4
Current income taxes                                                                            15.7              15.7
Deferred income taxes                                                                              -              12.6
Other liabilities                                                                              314.4             276.4
Liabilities related to separate accounts                                                    25,232.9          24,746.7
                                                                                       -----------------  ----------------
Total liabilities                                                                           50,290.0          49,643.1
                                                                                       -----------------  ----------------
Shareholder's equity
    Common stock (250,000 shares authorized, issued and outstanding;
      $10.00 per share value)                                                                    2.5               2.5
    Additional paid-in capital                                                               4,041.7           4,041.1
    Accumulated other comprehensive income                                                      28.8             112.7
    Retained earnings (deficit)                                                             (1,355.6)         (1,381.8)
                                                                                       -----------------  ----------------
Total shareholder's equity                                                                   2,717.4           2,774.5
                                                                                       -----------------  ----------------
Total liabilities and shareholder's equity                                                $ 53,007.4        $ 52,417.6
                                                                                       =================  ================


The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

             Condensed Statements of Changes in Shareholder's Equity
                                   (Unaudited)
                                  (In millions)


                                                                           Accumulated
                                                           Additional         Other          Retained          Total
                                              Common        Paid-In       Comprehensive      Earnings      Shareholder's
                                              Stock         Capital          Income          (Deficit)        Equity
                                           ------------- --------------- ----------------  -------------- ----------------
Balance at December 31, 2003                   $ 2.5       $ 3,811.1          $ 188.1      $ (1,473.7)       $ 2,528.0
    Comprehensive income:
      Net income                                   -               -                -            21.2             21.2
      Other comprehensive income
        net of tax:
           Net unrealized gain on
             securities ($164.7 pretax)            -               -            112.7               -            112.7
                                                                                                          ----------------
    Total comprehensive income                                                                                   133.9
                                           ------------- --------------- ----------------  -------------- ----------------
Balance at March 31, 2004                      $ 2.5       $ 3,811.1          $ 300.8      $ (1,452.5)       $ 2,661.9
                                           ============= =============== ================  ============== ================

Balance at December 31, 2004                   $ 2.5       $ 4,041.1          $ 112.7      $ (1,381.8)       $ 2,774.5
    Comprehensive loss:
      Net income                                   -               -                -            26.2             26.2
      Other comprehensive loss
        net of tax:
           Net unrealized loss on
             securities (($132.3) pretax)          -               -            (83.9)              -            (83.9)
                                                                                                          ----------------
    Total comprehensive loss                                                                                     (57.7)
                                                                                                          ----------------
    Employee share-based payments                  -             0.6                -               -              0.6
                                           ------------- --------------- ----------------  -------------- ----------------
Balance at March 31, 2005                      $ 2.5       $ 4,041.7           $ 28.8      $ (1,355.6)       $ 2,717.4
                                           ============= =============== ================  ============== ================


The accompanying notes are an integral part of these financial statements.

                   ING USA Annuity and Life Insurance Company
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                  (In millions)


                                                                                          Three months ended March 31,
                                                                                             2005               2004
                                                                                       -----------------  -----------------
                                                                                                              (Restated)

Net cash provided by operating activities                                                 $     613.6        $     343.0

Cash Flows from Investing Activities:
    Proceeds from the sale, maturity, or redemption of:
      Fixed maturities, available-for-sale                                                    3,262.7            4,919.8
      Equity securities, available-for-sale                                                       0.6               68.9
      Mortgage loans on real estate                                                              68.5               66.0
    Acquisition of:
      Fixed maturities, available-for-sale                                                   (3,976.1)          (5,381.5)
      Equity securities, available-for-sale                                                         -               (3.8)
      Mortgage loans on real estate                                                            (111.8)            (154.1)
    Other investments                                                                             9.2              (26.5)
    Short-term investments                                                                        5.9               (9.7)
    Other, net                                                                                    2.8                3.7
                                                                                       -----------------  -----------------
Net cash used in investing activities                                                          (738.2)            (517.2)
                                                                                       -----------------  -----------------
Cash Flows from Financing Activities:
    Deposits received for investment contracts                                                  486.4              527.8
    Maturities and withdrawals from investment contracts                                     (1,075.5)            (475.0)
    Reinsurance recoverable on investment contracts                                             507.5               (0.8)
    Short-term loans                                                                             64.2              225.2
                                                                                       -----------------  -----------------
Net cash (used in) provided by financing activities                                             (17.4)             277.2
                                                                                       -----------------  -----------------
Net (decrease) increase in cash and cash equivalents                                           (142.0)             103.0
Cash and cash equivalents, beginning of period                                                  209.0               65.1
                                                                                       -----------------  -----------------
Cash and cash equivalents, end of period                                                  $      67.0        $     168.1
                                                                                       =================  =================

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

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

     On January 1, 2004, the Company simultaneously redomesticated from Delaware to Iowa, changed its name from Golden American Life Insurance Company to ING USA Annuity and Life Insurance Company, and merged the following affiliates into the Company: Equitable Life Insurance Company of Iowa ("Equitable Life"), USG Annuity & Life Company ("USG"), and United Life & Annuity Insurance Company ("ULA"). Prior to the merger date, ING USA was a wholly-owned subsidiary of Equitable Life.

     The condensed financial statements and notes as of March 31, 2005 and December 31, 2004 and for the three month periods ended March 31, 2005 and 2004 ("interim periods") have been prepared in accordance with generally accepted accounting principles in the United States and are unaudited.

     The condensed financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2004 Annual Report on Form 10-K. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

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

     Reclassifications

     Certain   reclassifications  have  been  made  to  prior  period  financial information to conform to the current period  classifications (see footnote
     9).

     Significant Accounting Policies

     For a description of significant accounting policies, see Note 1 to the Financial Statements included in the Company's 2004 Annual Report on Form 10-K.


2.   Recently Adopted Accounting Standards

     Share-Based Payment

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. As a result of Securities and Exchange Commission ("SEC") Release No. 33-8568: Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment", adopted on April 14, 2005, FAS 123R is effective at the beginning of the first annual period beginning after June 15, 2005 for registrants. Earlier adoption is encouraged. FAS 123R provides two transition methods, modified-prospective and modified-retrospective.

     The Company early adopted the provisions of FAS 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in the first three months of 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     value estimated in accordance with the original provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value in accordance with the provisions of FAS 123R. Results for prior periods are not restated. Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, as permitted by FAS
     123. No stock based employee compensation cost was recognized in the Statement of Operations during 2004, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2005 and 2004 were those of ING, the Company's ultimate parent. As a result of adopting FAS 123R, the Company's income before income taxes and net income for the three months ended March 31, 2005, are $0.6 and $0.4, lower, respectively, than if it had continued to account for share-based payments under APB 25.

     Accounting   and   Reporting   by   Insurance   Enterprises   for   Certain
     Nontraditional Long-Duration Contracts and for Separate Accounts

     The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. The Company determined that it was affected by the SOP's requirements to establish additional liabilities for certain guaranteed benefits and products with patterns of cost of insurance charges resulting in losses in later policy durations from the insurance benefit function and to defer, amortize, and recognize separately, sales inducements to contractowners.

     In the fourth quarter of 2004, the Company implemented Technical Practice Aid 6300.05 - 6300.08, "Q&As Related to the Implementation of SOP 03-1, `Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts"' (the "TPA"). The TPA was implemented retroactive to the original implementation date of SOP 03-1, January 1, 2004, and reported as an adjustment to the SOP 03-1 cumulative effect of change in accounting principle.

     The adoptions of SOP 03-1 and the TPA resulted in a cumulative effect of a change in accounting principles of $(1.6), before tax or $(1.0), net of $0.6 of income taxes, and decreased 2004 net income $2.3, approximately $0.6 in each quarter.

     In addition, on July 1, 2004, the Company adopted FASB Staff Position No. FAS 97-1 ("FSP FAS 97-1"), "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, `Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,' Permit or Require Accrual of an Unearned Revenue Liability," effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

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

     The amortization methodology used for DAC and VOBA varies by product type. FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" ("FAS No. 97"),applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins; asset-based fees, policy administration, and surrender charges; less policy maintenance fees and non-capitalized commissions, as well as realized gains and losses on investments. DAC related to guaranteed investment contracts, however, is amortized on a straight-line basis over the life of the contract.

     FAS No. 60, "Accounting and Reporting by Insurance Enterprises," ("FAS No. 60"), applies to traditional life insurance products, primarily traditional whole life and term life insurance contracts. Under FAS No. 60, DAC and VOBA are amortized over the premium payment period, in proportion to the premium revenue recognized.

     Activity for the three months ended March 31, 2005 and 2004, within VOBA was as follows:

     Balance at December 31, 2003                                   $ 111.5
        Adjustment for FAS No. 115                                    (16.4)
        Interest accrued at 5%                                          1.4
        Amortization                                                    2.0
                                                               -----------------
     Balance at March 31, 2004                                      $  98.5
                                                               =================

     Balance at December 31, 2004                                   $ 112.2
        Adjustment for FAS No. 115                                     20.3
        Interest accrued at 4-5%                                        1.6
        Amortization                                                   (6.0)
                                                               -----------------
     Balance at March 31, 2005                                      $ 128.1
                                                               =================

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

4.   Investments

     Impairments

     The  following   table   identifies   the  Company's   other-than-temporary
     impairments, included in net realized capital gains (losses), by type for the three months ended March 31, 2005 and 2004:


                                                    2005                                   2004
                                    ------------------------------------  -------------------------------------
                                                            No. of                                 No. of
                                       Impairment         Securities         Impairment          Securities
                                    -----------------  -----------------  ------------------  -----------------
     U.S. Corporate                    $      -                -               $ 1.2                  1
     Residential mortgage-backed           10.3               67                 4.9                 59
     Asset-backed                           0.4                1                   -                  -
                                    -----------------  -----------------  ------------------  -----------------
     Total                             $   10.7               68               $ 6.1                 60
                                    =================  =================  ==================  =================

     The remaining fair value of the fixed maturities with other-than-temporary impairments at March 31, 2005 and 2004 is $182.7 and $172.9, respectively.


5.   Income Taxes

     The effective tax rates for the three months ended March 31, 2005 and 2004 were 31.8% and 30.6%, respectively. The effective rate differs from the expected rate primarily due to the benefit from the dividends received deduction. The increase in the effective tax rate resulted primarily from a decrease in the deduction allowed for dividends received relative to pre-tax income.


6.   Financing Agreements

     The Company maintains a revolving loan agreement with SunTrust Bank, Atlanta (the "Bank"). Under this agreement, which is due on demand, the Company can borrow up to $125.0 from the Bank. Interest on any borrowing accrues at an annual rate equal to a rate quoted by the Bank to the Company for the borrowing. Under the agreement, the Company incurred minimal interest expense for the three months ended March 31, 2005 and 2004. At March 31, 2005, the Company had $18.1 payable to the Bank. At December 31, 2004, the Company did not have any balances payable to the Bank. The outstanding balance of $18.1 at March 31, 2005 was repaid on April 4, 2005.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

7.   Commitments and Contingent Liabilities

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At March 31, 2005 and December 31, 2004, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $332.8 and $175.3, respectively.

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


8.   Accumulated Other Comprehensive Income

     The components of accumulated other comprehensive income as of March 31, 2005 and 2004 were as follows:


                                                                                       2005               2004
                                                                                ------------------  -----------------
     Net unrealized capital gains (losses):
        Fixed maturities                                                            $ 151.5            $ 762.7
        Equity securities                                                               0.5                2.5
        DAC/VOBA                                                                      (97.3)            (271.3)
        Sales inducements                                                              (0.3)             (18.4)
        Other                                                                          (2.7)             (12.8)
                                                                                ------------------  -----------------
     Subtotal                                                                          51.7              462.7
     Less: Deferred income taxes                                                       18.0              161.9
                                                                                ------------------  -----------------
     Net unrealized capital gains                                                      33.7              300.8
     Minimum pension liability                                                         (4.9)                 -
                                                                                ------------------  -----------------
     Net accumulated other comprehensive income                                     $  28.8            $ 300.8
                                                                                ==================  =================

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Changes in accumulated other comprehensive income related to changes in net unrealized gains (losses) on securities, including securities pledged, were as follows:


                                                                                    Three months ended March 31,
                                                                                      2005                2004
                                                                                ------------------  -----------------
     Unrealized holding (losses) gains arising
         during the year (1)                                                        $ (84.5)           $  147.8
     Less: reclassification adjustment for (losses)
         gains and other items included in
         net income (2)                                                                (0.6)               35.1
                                                                                ------------------  -----------------
     Net unrealized (losses) gains on securities                                    $ (83.9)           $  112.7
                                                                                ==================  =================


     (1) Pretax unrealized holding gains (losses) arising during the period were $(133.3) and $216.0, for the three months ended March 31, 2005 and 2004, respectively.

     (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $(1.0) and $51.3, for the three months ended March 31, 2005 and 2004, respectively.


9.   Reclassifications and Changes to Prior Year Presentation

     During the three months ended March 31, 2005, certain changes were made to the Statements of Cash Flows for the three months ended March 31, 2004 to reflect the correct balances primarily related to short-term investments and short-term loans. As a result of these adjustments, the Company has labeled the Statement of Cash Flows for the three months ended March 31, 2004 as restated. The following summarizes the adjustments:


                                                                 Previously
     Three months ended March 31, 2004                            Reported        Adjustment       Restated
                                                               ---------------  ---------------  --------------
     Net cash provided by operating activities                    $ 950.2         $ (607.2)        $ 343.0
     Net cash used for investing activities                        (899.6)           382.4          (517.2)
     Net cash provided by financing activities                       52.4            224.8           277.2



10.  Subsequent Events

     Coinsurance Agreement

     In an effort to diversify the product based between affiliate entities, effective May 1, 2005 (the "Effective Date"), ING USA entered into a coinsurance agreement (the "Agreement") with its affiliate, Security Life of Denver Insurance Company ("Security Life"). Under the terms of the
     Agreement, as of the Effective Date, ING USA ceded to Security Life and Security Life assumed and indemnity reinsured, on a coinsurance basis, 100% of the reinsured liabilities arising under certain fixed annuity contracts issued by ING USA between January 1, 2001 and December 31, 2003 (the "Covered Contracts"). ING USA remains directly obligated to the contractowners of the Covered Contracts. The account balances ceded by ING

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------


     USA to Security Life under the terms of the Agreement as of the Effective Date were approximately $2.5 billion. As of the Effective Date, the assets backing the reserves for the liabilities assumed by Security Life were transferred by ING USA to Security Life. Total assets transferred including ceding commission by ING USA to Security Life as of the Effective Date were approximately $2.7 billion, subject to final valuation adjustment. As additional consideration for Security Life assuming the liabilities under the Agreement, ING USA has assigned to Security Life any and all premiums received by ING USA after the Effective Date that are attributable to the contract liabilities assumed under the Agreement.

     Purchase of Assets

     Subsequent to March 31, 2005, the Company purchased $194.3 of invested assets at fair value from Life Insurance Company of Georgia ("LOG"), an affiliate, in conjunction with the sale of LOG, which is expected to close during the second quarter of 2005.

Item 2. Management's Narrative Analysis of the Results of Operations and Financial Condition

          (Dollar amounts in millions, unless otherwise stated)

          Overview

          The following narrative analysis of the results of operations presents a review of ING USA Annuity and Life Insurance Company ("ING USA" or "the Company") for the three month periods ending March 31, 2005 and 2004 and financial condition as of March 31, 2005 and December 31, 2004. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2004 Annual Report on Form 10-K.

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

          Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation. Others may relate to the Company specifically, such as litigation, regulatory action, and risks associated with the Company's investment portfolio, such as changes in credit quality, price volatility and liquidity. Investors are also directed to consider other risks and uncertainties discussed in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

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

          On January 1, 2004, the Company simultaneously redomesticated from Delaware to Iowa, changed its name from Golden American Life Insurance Company to ING USA Annuity and Life Insurance Company, and merged the following affiliates into the Company: Equitable Life Insurance Company of Iowa ("Equitable Life"), USG Annuity & Life Company ("USG"), and United Life & Annuity Insurance Company ("ULA"). Prior to the merger date, ING USA was a wholly-owned subsidiary of Equitable Life.

          Critical Accounting Policies

          There have been no material changes to the Company's critical accounting policies since the filing of the Company's 2004 Form 10-K Annual Report.

          Results of Operations

          Net Income: Net income increased by $5.0 to $26.2 for the three months ended March 31, 2005 from $21.2 for the three months ended March 31, 2004. The increase in income is primarily the result of higher fee income and lower benefits to contractowners, partially offset by higher amortization of DAC and VOBA.

          Fee Income: Fee income increased by $40.9 to $167.5 for the three months ended March 31, 2005 from $126.6 for the three months ended March 31, 2004. The increase is primarily due to a $6.0 billion increase in the average variable annuity assets under management resulting from continued growth in sales of variable annuities and equity market performance in late 2004. Also contributing to the increase in fee income were sales of products with higher charges for living benefits during 2004 and 2005.

          Net Realized Capital Gains (Losses): Net realized capital gains decreased by $6.5 to $8.8 for the three months ended March 31, 2005 from $15.3 for the three months ended March 31, 2004. The decrease in gains is primarily due to rising interest rates in 2005. In an increasing rate environment, the market value of fixed maturities in the portfolios decreases, which in turn, results in lower realized gains upon sale. Partially offsetting this decrease is a rise in the gains on derivatives.

          Interest Credited and Other Benefits to Contractowners: Interest credited and other benefits to contractowners decreased by $21.1 to $264.4 for the three months ended March 31, 2005 from $285.5 for the three months ended March 31, 2004. The decrease is primarily due to an overall decrease in the cost of guaranteed benefits. This decrease is primarily driven by the decline in market performance during the first three months of 2005 relative to the first three months of 2004, which caused a decline in equity-indexed annuity benefits (EIAs), and a partially offsetting increase in guaranteed minimum death benefits (GMDBs). The overall decrease is partially offset by an increase in interest credited due to growth in average fixed annuity and GIC account values.

          Operating Expenses: Operating expenses increased by $5.9 to $47.4 for the three months ended March 31, 2005 from $41.5 for the three months ended March 31, 2004. The increase is primarily due to the rise in general expenses associated with higher strategic spending on information technology projects and the implementation of the Sarbanes Oxley Act of 2002, partially offset by an increase in expense deferrals. Also contributing to the increase is the rise in commissions consistent with growth in sales and assets under management, partially offset by the increase in commission deferrals.

          Amortization of DAC and VOBA: Amortization of DAC and VOBA increased by $35.3 to $104.5 for the three months ended March 31, 2005 from $69.2 for the three months ended March 31, 2004. The increase is mainly due to amortization over higher gross profit streams in the first three months of 2005, resulting from the combination of increased variable annuity fee revenue, and an increase in hedge gains in excess of the increase in benefit costs. In addition, the decline in the equity market performance during the first three months of 2005 resulted in an acceleration of amortization of $15.2

          Interest Expense: Interest expense increased by $8.0 to $11.7 for the three months ended March 31, 2005 from $3.7 for the three months ended March 31, 2004. The increase is primarily due to interest on the Company's $400.0 in surplus notes, which were issued to affiliates in December 2004.

          Income Tax Expense (Benefit): Income tax expense increased by $2.4 to $12.2 for the three months ended March 31, 2005 from $9.8 for the three months ended March 31, 2004. The increase is primarily attributable to the increase in pre-tax income in the first quarter of 2005.

          Financial Condition

          Investments

          Investment Strategy

          The Company's investment strategy for its general account investments involves diversification by asset class, and seeks to add economic diversification and to reduce the risks of credit, liquidity, and embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options. The investment management function is centralized under ING Investment Management LLC ("IIM"), an affiliate of the Company pursuant to an investment advisory agreement. Separate portfolios are established for each general type of product within the Company.

          For a discussion of the Company's use of derivatives, see "Liquidity and Capital Resources - Derivatives."

          Portfolio Composition

          The following table presents the investment portfolio at March 31, 2005 and December 31, 2004.

                                                             2005                           2004
                                                 ----------------------------   ----------------------------
                                                  Carrying Value        %        Carrying Value        %
                                                 -----------------  ---------   -----------------  ---------
          Fixed maturities, including
             securities pledged                      $ 18,981.0      81.5%          $ 18,597.8      81.3%
          Equity securities                                34.8       0.2%                35.3       0.2%
          Mortgage loans on real estate                 3,894.6      16.7%             3,851.8      16.8%
          Real estate                                         -       0.0%                 1.8       0.0%
          Policy loans                                    169.2       0.7%               169.0       0.7%
          Short-term investments                            1.0       0.0%                 6.9       0.0%
          Other investments                               211.0       0.9%               220.1       1.0%
                                                 -----------------  ---------   -----------------  ---------
                                                     $ 23,291.6     100.0%          $ 22,882.7     100.0%
                                                 =================  =========   =================  =========

          Fixed Maturities

          Fixed maturities available-for-sale as of March 31, 2005, were as follows:


                                                                                Gross           Gross
                                                             Amortized       Unrealized       Unrealized         Fair
                                                               Cost             Gains           Losses           Value
                                                           --------------   --------------  ---------------  --------------
          Fixed maturities:
              U.S. government and government
                agencies and authorities                   $    770.1        $     2.2       $      7.8      $    764.5
              State, municipalities and political
                subdivisions                                     20.7                -              0.9            19.8

              U.S. corporate securities:
                Public utilities                              1,784.0             59.5             16.5         1,827.0
                Other corporate securities                    6,226.6            151.9             71.1         6,307.4
                                                           --------------   --------------  ---------------  --------------
              Total U.S. corporate securities                 8,010.6            211.4             87.6         8,134.4
                                                           --------------   --------------  ---------------  --------------

              Foreign securities:
                Government                                      446.6             17.6              4.8           459.4
                Other                                         2,561.4             59.8             25.3         2,595.9
                                                           --------------   --------------  ---------------  --------------
              Total foreign securities                        3,008.0             77.4             30.1         3,055.3
                                                           --------------   --------------  ---------------  --------------

              Residential mortgage-backed securities          3,898.6             34.0             42.7         3,889.9
              Commercial mortgaged-backed securities          1,158.8             20.9             13.1         1,166.6
              Other asset-backed securities                   1,962.7             10.2             22.4         1,950.5
                                                           --------------   --------------  ---------------  --------------

              Total fixed maturities, including fixed
                maturities pledged                           18,829.5            356.1            204.6        18,981.0
              Less: fixed maturities pledged                  1,417.3              6.3             13.5         1,410.1
                                                           --------------   --------------  ---------------  --------------
          Fixed maturities                                 $ 17,412.2        $   349.8       $    191.1      $ 17,570.9
                                                           ==============   ==============  ===============  ==============

          Fixed maturities available-for-sale as of December 31, 2004, were as follows:


                                                                                Gross            Gross
                                                             Amortized       Unrealized       Unrealized          Fair
                                                                Cost            Gains           Losses           Value
                                                           ---------------  --------------   --------------  ---------------
          Fixed maturities:
              U.S. government and government
                agencies and authorities                   $    464.0         $   1.8          $   1.1       $    464.7
              State, municipalities and political
                subdivisions                                     20.7               -              0.8             19.9

              U.S. corporate securities:
                Public utilities                              1,796.9            78.4              8.9          1,866.4
                Other corporate securities                    6,292.4           243.5             22.7          6,513.2
                                                           ---------------  --------------   --------------  ---------------
              Total U.S. corporate securities                 8,089.3           321.9             31.6          8,379.6
                                                           ---------------  --------------   --------------  ---------------

              Foreign securities:
                Government                                      518.9            24.2              2.2            540.9
                Other                                         2,571.2            97.7             11.5          2,657.4
                                                           ---------------  --------------   --------------  ---------------
              Total foreign securities                        3,090.1           121.9             13.7          3,198.3
                                                           ---------------  --------------   --------------  ---------------

              Residential mortgage-backed securities          3,440.3            43.9             22.4          3,461.8
              Commercial mortgaged-backed securities          1,107.8            34.9              3.0          1,139.7
              Other asset-backed securities                   1,934.2            14.3             14.7          1,933.8
                                                           ---------------  --------------   --------------  ---------------

              Total fixed maturities, including fixed
                maturities pledged                           18,146.4           538.7             87.3         18,597.8
              Less: fixed maturities pledged                  1,100.5             9.8              1.7          1,108.6
                                                           ---------------  --------------   --------------  ---------------
          Fixed maturities                                 $ 17,045.9         $ 528.9          $  85.6       $ 17,489.2
                                                           ===============  ==============   ==============  ===============

          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at March 31, 2005 and December 31, 2004. Ratings are calculated using a rating hierarchy that considers S&P, Moody's, and internal ratings.

          Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at March 31, 2005 and December 31, 2004:


                                                                2005                         2004
                                                     ---------------------------   ---------------------------
                                                          Fair          % of           Fair           % of
                                                         Value          Total          Value         Total
                                                     ---------------  ----------   --------------  -----------
          AAA                                           $ 7,061.5       37.2%       $  6,542.5        35.2%
          AA                                              1,010.6        5.3%            865.3         4.7%
          A                                               3,996.3       21.1%          4,035.7        21.7%
          BBB                                             6,118.9       32.2%          6,325.2        34.0%
          BB                                                697.1        3.7%            710.7         3.8%
          B and below                                        96.6        0.5%            118.4         0.6%
                                                     ---------------  ----------   --------------  -----------
          Total                                         $18,981.0      100.0%       $ 18,597.8       100.0%
                                                     ===============  ==========   ==============  ===========

          95.8% and 95.6% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at March 31, 2005 and December 31, 2004, respectively.

          Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at March 31, 2005 and December 31, 2004:

                                                                 2005                         2004
                                                     ---------------------------   ---------------------------
                                                          Fair          % of           Fair           % of
                                                         Value          Total          Value         Total
                                                     ---------------  ----------   --------------  -----------
          U.S. Corporate                               $  8,154.2       43.0%       $  8,399.5        45.2%
          Residential mortgage-backed                     3,889.9       20.5%          3,461.8        18.6%
          Commercial/multifamily mortgage-backed          1,166.6        6.1%          1,139.7         6.1%
          Foreign(1)                                      3,055.3       16.1%          3,198.3        17.2%
          U.S. Treasuries/Agencies                          764.5        4.0%            464.7         2.5%
          Asset-backed                                    1,950.5       10.3%          1,933.8        10.4%
                                                     ---------------  ----------   --------------  -----------
          Total                                        $ 18,981.0      100.0%       $ 18,597.8       100.0%
                                                     ===============  ==========   ==============  ===========

          (1) Primarily U.S. dollar denominated.

          The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at March 31, 2005.

          Mortgage Loans

          Mortgage loans, primarily commercial mortgage loans, totaled $3,894.6 at March 31, 2005 and $3,851.8 at December 31, 2004. These loans are reported at amortized cost less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows, cash flows from the loan (discounted at the loan's effective interest rate), or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write down charged to realized loss. At March 31, 2005 and December 31, 2004, the Company had no allowance for mortgage loan credit losses.

          Unrealized Losses

          Fixed maturities, including securities pledged to creditors, comprise 81.5% and 81.3% of the Company's total investment portfolio at March 31, 2005 and December 31, 2004, respectively. Unrealized losses related to fixed maturities are analyzed in the following tables.

          Fixed maturities, including securities pledged to creditors, in unrealized loss positions for Investment Grade ("IG") and Below Investment Grade ("BIG") securities by duration were as follows at March 31, 2005 and December 31, 2004:


                                                            2005                                      2004
                                           ----------------------------------------  ----------------------------------------
                                                      % of IG              % of IG              % of IG              % of IG
                                               IG     and BIG      BIG     and BIG       IG     and BIG     BIG      and BIG
                                           --------- ---------  --------- ---------  --------- --------- ---------  ---------
          Less than six months below
             amortized cost                 $ 109.0     53.3%    $  8.1       3.9%    $  26.6     30.5%    $  0.6       0.7%
          More than six months
             and less than twelve months
             below amortized cost              35.1     17.2%        2.7      1.3%       28.0     32.0%       1.9       2.2%
          More than twelve months
             below amortized cost              47.0     23.0%        2.7      1.3%       26.1     29.9%       4.1       4.7%
                                           --------- ---------  --------- ---------  --------- --------- ---------  ---------
          Total unrealized loss             $ 191.1     93.5%    $  13.5      6.5%    $  80.7     92.4%    $  6.6       7.6%
                                           ========= =========  ========= =========  ========= ========= =========  =========

          Unrealized losses at March 31, 2005 were primarily related to interest rate movement or spread widening for other than credit-related reasons and to securities under the guidance prescribed by Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Securities affected by EITF Issue No. 99-20 include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the carrying amount of securities with unrealized losses at March 31, 2005:


                                                                                More than
                                                                                Six Months
                                                              Less than        and less than           More than
                                                              Six Months       Twelve Months         Twelve Months
                                                           -----------------  -----------------   -----------------
          Interest rate or spread widening                    $    73.2          $    21.5             $  31.9
          EITF Issue No.99-20                                      43.9               16.3                17.8
                                                           -----------------  -----------------   -----------------
          Total unrealized loss                               $   117.1          $    37.8             $  49.7
                                                           =================  =================   =================
          Carrying amount                                     $ 7,188.3          $ 1,477.5             $ 934.0
                                                           =================  =================   =================

          Fixed maturities, including securities pledged to creditors, in unrealized loss positions by market sector and duration were as follows at March 31, 2005:


                                                                       Commercial/
                                                          Residential  Multi-family                U.S.
                                                 U.S.     Mortgage-     Mortgage-                Treasuries/  Asset-
                                               Corporate    Backed        Backed       Foreign   Agencies     Backed     Total
                                               ---------  -----------  -------------  --------- ----------  --------- -----------
          Less than six months below
              amortized cost                     $ 49.9      $ 28.7      $  9.3        $ 15.5      $ 7.6     $  6.1     $ 117.1
          More than six month and less than
              twelve months below
              amortized cost                       18.8         7.3         2.2           2.7          -        6.8        37.8
          More than twelve months
              below amortized cost                 19.8         6.7         1.6          11.9        0.2        9.5        49.7
                                               ---------  -----------  -------------  --------- ----------  --------- -----------
          Total unrealized loss                  $ 88.5      $ 42.7      $ 13.1        $ 30.1      $ 7.8     $ 22.4     $ 204.6
                                               =========  ===========  =============  ========= ==========  ========= ===========


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

          In addition, the Company invests in structured securities that meet the criteria of EITF Issue No. 99-20. Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the last remeasurement date.

          When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

          The following table identifies the Company's other-than-temporary impairments by type for the three months ended March 31, 2005 and 2004:


                                                            2005                                 2004
                                           ------------------------------------ ------------------------------------
                                                                   No. of                              No. of
                                               Impairment         Securities        Impairment        Securities
                                           -----------------  ----------------- ----------------- ------------------
          U.S. Corporate                         $    -               -               $ 1.2                1
          Residential mortgage-backed              10.3              67                 4.9               59
          Asset-backed                              0.4               1                   -                -
                                           -----------------  ----------------- ----------------- ------------------
          Total                                  $ 10.7              68               $ 6.1               60
                                           =================  ================= ================= ==================

          Net Realized Capital Gains and Losses

          Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments. Net realized capital gains (losses) on investments were as follows:


                                                                  Three months ended March 31,
                                                                     2005               2004
                                                              -----------------  -----------------
          Fixed maturities                                         $ (4.8)            $ 49.1
          Equity securities                                           0.1                3.5
          Derivatives                                                13.1              (37.3)
          Other                                                       0.4                  -
                                                              -----------------  -----------------
          Pretax net realized capital gains                        $  8.8             $ 15.3
                                                              =================  =================
          After-tax net realized capital gains                     $  5.7             $  9.9
                                                              =================  =================

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

          Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a reciprocal loan agreement with ING America Insurance Holding Company, Inc. ("ING AIH"), an affiliate, whereby either party can borrow from the other up to 3% of the Company's total admitted assets, a $100.0 revolving note facility with Bank of New York, and a $125.0 revolving note facility with SunTrust Bank, which expires on July 30, 2005. At March 31, 2005, the Company had $18.1 outstanding under the revolving note facility with SunTrust Bank, which was repaid on April 4, 2005, and no amounts outstanding as of December 31, 2004. The Company had no amounts receivable from ING AIH under the reciprocal loan agreement as of March 31, 2005, and $184.2 receivable as of December 31, 2004. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

          The Company is a member of the FHLB and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At March 31, 2005 and December 31, 2004, respectively, the Company had $275.9 and $376.3 in non-putable funding agreements issued to FHLB. At March 31, 2005 and December 31, 2004, respectively, assets with a carrying value of approximately $421.6 and $422.0 collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in fixed maturities in the Balance Sheets.

          Capital Contributions and Dividends

          During the three months ended March 31, 2005 and 2004, the Company received no capital contributions from its parent. The Company did not pay any dividends on its common stock during the three months ended March 31, 2005 and 2004.

          Minimum Guarantees

          Variable annuity contracts containing guaranteed death and living benefits expose the Company to equity risk. An increase in the value of the equity markets will increase account values for these contracts, thereby decreasing the Company's risk associated with the guaranteed minimum death benefits ("GMDBs"), guaranteed minimum income benefits ("GMIBs"), guaranteed minimum withdrawal benefits ("GMWBs"), and guaranteed minimum accumulation benefits ("GMABs"). A decrease in the equity markets, that causes a decrease in the account values, will increase the possibility that the Company may be required to pay amounts to customers due to guaranteed death or living benefits.

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

          At March 31, 2005, the guaranteed value of these death benefits in excess of account values was estimated to be $2.8 billion before reinsurance, which was a $0.3 billion increase from the estimated $2.5 billion at December 31, 2004. The increase was primarily driven by the decline in equity markets during the first three months of 2005. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, the Company has instituted an equity hedging program in lieu of reinsurance, to mitigate the risk produced by the guaranteed death benefits. The equity hedging program is based on the Company entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets. At March 31, 2005, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.6 billion, of which $866.0 is projected to be covered by the Company's equity hedging program. These amounts are consistent with December 31, 2004. As of March 31, 2005, the Company has recorded a liability of $84.5, net of reinsurance, representing the estimated net present value of the Company's future obligation for guaranteed minimum death benefits in excess of account values. The liability increased $17.6 from $66.9 at December 31, 2004, mainly due to the increase in fees used to fund the reserve and the decline in equity markets during the first three months of 2005. The liability is recorded in accordance with the provisions of SOP 03-1.

          Guaranteed   Living   Benefits:   The  Company  offers  the  following
          guaranteed living benefits:

          - Guaranteed Minimum Income Benefit ("GMIB") - This guarantees a minimum income payout, exercisable each contract anniversary on or after the 10th rider anniversary. This type of living benefit is the predominant selection in the Company's sales of variable annuities.
          - Guaranteed Minimum Withdrawal Benefit ("GMWB") - This guarantees that annual withdrawals of up to 7% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. The GMWB rider (ING Principal Guard) provides reset and step-up features, which provide, in certain instances, for increases in the amount available for withdrawal.
          - Guaranteed Minimum Accumulation Benefit ("GMAB") - Guarantees that the account value will be at least 100% of the premiums paid by the contractowner after 10 years (GMAB10) or 200% after 20 years (GMAB20).

          At March 31, 2005, the guaranteed value of these living benefits in excess of account values was estimated to be $405.2, which is an increase of $135.5 from an estimated $269.7 at December 31, 2004. The increase was primarily driven by the decline in equity markets during the first three months of 2005. All living benefits are covered by the Company's equity hedging program. As of March 31, 2005, the Company has recorded a liability of $53.3 representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased $13.0 from $40.3 at December 31, 2004, mainly due to the increase in fees used to fund the reserve and the decline in equity markets during the first three months of 2005. For GMIBs, the liability is recorded in accordance with the provisions of SOP 03-1. For GMABs and GMWBs, the liability is held at fair value in accordance with FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

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

          Reinsurance Recoverable

          The reinsurance recoverable decreased by $507.5 to $880.6 for the three months ended March 31, 2005, from $1,388.1 for the year ended December 31, 2004. The decrease is primarily due to decreased reinsurance of GICs to an affiliate company, Security Life of Denver Insurance Company, of approximately $510.8.

          Coinsurance Agreement

          Effective May 1, 2005 (the "Effective Date"), ING USA entered into a coinsurance agreement (the "Agreement") with its affiliate, Security Life of Denver Insurance Company ("Security Life"). Under the terms of the Agreement, as of the Effective Date, ING USA ceded to Security Life and Security Life assumed and indemnity reinsured, on a coinsurance basis, 100% of the reinsured liabilities arising under certain fixed annuity contracts issued by ING USA between January 1, 2001 and December 31, 2003 (the "Covered Contracts"). ING USA remains directly obligated to the contractowners of the Covered Contracts. The account balances ceded by ING USA to Security Life under the terms of the Agreement as of the Effective Date were approximately $2.5 billion. As of the Effective Date, the assets backing the reserves for the liabilities assumed by Security Life were transferred by ING USA to Security Life. Total assets transferred including ceding commission by ING USA to Security Life as of the Effective Date were approximately $2.7 billion, subject to final valuation adjustment. As additional consideration for Security Life assuming the liabilities under the Agreement, ING USA has assigned to Security Life any and all premiums received by ING USA after the Effective Date that are attributable to the contract liabilities assumed under the Agreement.

          Recently Adopted Accounting Standards

          (See the Recently Adopted Accounting Standards Footnote to the condensed financial statements for further information.)

          Legislative Initiatives

          Legislative proposals which have been or are being considered by Congress include repealing the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity, and other retirement savings product sales. The President has also established an advisory panel to study reform of the Internal Revenue Code. The panel is scheduled to report its findings and make recommendations to the Secretary of Treasury by the end of July, 2005. The recommendations of this panel, if enacted by Congress, could affect the tax treatment of life insurance companies and products. Legislation to restructure the Social Security System and expand private pension plan incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.


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

          As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. This discussion should be read in conjunction with the "Other Regulatory Matters" section of
          Management's Narrative Analysis of the Results of Operations and Financial Condition" included in the Company's 2004 Form 10-K Annual Report.


Item 6.   Exhibits

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

          (ii) Amended and Restated By-Laws of ING USA Annuity and Life Insurance Company, effective January 1, 2005.

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

          (f) Interests in Fixed Account II under Variable Annuity Contracts - Incorporated herein by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 2, 2000 (File No. 333-28679, 811-5626), Incorporated
               herein by reference to Post-Effective Amendment No. 2 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 2, 2000 (File No. 333-30180, 811-5626), Incorporated
               herein by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 23, 1999 (File No. 333-28755, 811-5626), Incorporated
               herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 23, 1999 (File No. 333-66757, 811-5626), Incorporated
               herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 26, 2001 (File No. 333-63692, 811-5626), Incorporated
               herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on December 11, 2001 (File No. 333-70600, 811-5626), Incorporated
               herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on April 16, 2003 (File No. 333-90516, 811-5626), Incorporated
               herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on July 3, 2003 (File No. 333-101481; 811-5626), and Incorporated
               herein  by  reference  to  an  Initial  filing  to   Registration

               Statement on Form N-4 for Separate Account B of ING USA Annuity and Life Insurance Company as filed with the SEC on July 9, 2004 (File No. 333-117260; 811-5626).

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



                     ING USA Annuity and Life Insurance Company
                                       (Registrant)


May 12, 2005         By: /s/ David A. Wheat
--------------           -------------------------------------------------------
   (Date)                    David A. Wheat
                             Director, Senior Vice President and
                               Chief Financial Officer
                             (Duly Authorized Officer and Principal Financial
                                Officer)

                                                                  Exhibit 3.(ii)


                         AMENDED AND RESTATED BY-LAWS OF

                   ING USA ANNUITY AND LIFE INSURANCE COMPANY

                                    ARTICLE I

                                    LOCATION

     Section 1. The principal office of ING USA Annuity and Life Insurance Company ("ING USA" or the "Company") shall be in the City of Des Moines, Polk County, State of Iowa. The Company may establish and maintain such other office or offices, within or without the State of Iowa, as the Board of Directors ("Board") may authorize or the business of the Company may require.

                                   ARTICLE II

                                  SHAREHOLDERS

     Section 1. TIME AND PLACE OF MEETINGS. All meetings of the shareholders of the Company may be held at such time and place, within or without the State of Iowa, as fixed by the Board, or as designated in the notice of meeting, provided that any or all shareholders may participate in such meeting by means of conference telephone, video conference, or similar telephonic communications by means of which all persons participating in the meeting can simultaneously hear each other. A shareholder participating in a meeting by this means shall be considered to be present at the meeting.

     Section 2. ANNUAL MEETING. The annual meeting of the shareholders shall be held each year at a time and place designated by the Board. Annual meetings may be called by the Board or by any officer of the Company instructed by the Board to call the meeting. At the annual meeting, the shareholders shall elect Directors, and may elect a Chairman of the Board ("Chairman"), to serve until the next annual meeting or until their successors shall be elected and qualified, whichever is later. Any other proper business may also be transacted at the annual meeting

     Section 3. SPECIAL MEETINGS. Special meetings of shareholders may be called at any time by the Chairman, the Board acting upon majority vote, the President or Secretary of the Company. A special meeting of shareholders shall also be called by the Secretary upon the written request of shareholders who together own of record a majority of the outstanding shares of each class of stock entitled to vote at such meeting, which written request shall state the purpose for the meeting. No business other than that specified in the notice of meeting shall be transacted at a special meeting of the shareholders.

     Section 4. NOTICE OF MEETING. A written notice, in either paper or electronic format, stating the time and place of any meeting of shareholders, and in the case of a special meeting the purpose of the meeting, shall be mailed or delivered to each shareholder entitled to vote at the meeting, as required by law. Shareholders may waive notice of any meeting, and the presence of a shareholder at any meeting, in person or represented by proxy, shall constitute a waiver of notice of such meeting.

     Section 5. ORGANIZATION. Meetings of shareholders shall be presided over by the Chairman, or in his absence by the President, or if in his absence by a Vice-President, or in the absence of all of the foregoing persons, a person designated by the Board. The Secretary shall act as the secretary of the meeting, but in his absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

     Section 6. ADJOURNMENTS. Any meeting of shareholders, annual or special, may adjourn from time to time to reconvene at the same or some other place, and notice need not be given of any such reconvened meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. Any business which might have been transacted at the original meeting, can be transacted at the reconvened meeting. If the adjournment is for more than thirty
(30) days, or if after the adjournment a new record date is fixed for the reconvened meeting, a notice of the reconvened meeting shall be given to each shareholder of record entitled to vote at the meeting.

     Section 7. QUORUM. Except as otherwise provided by law or these by-laws, a quorum at any meeting of the shareholders shall consist of the number of shareholders holding a majority of the shares of each class of outstanding voting stock, present in person or represented by proxy. For purposes of the foregoing, two or more classes or series of stock shall be considered a single class if holders thereof are entitled to vote together as a single class at the meeting.

     Section 8. VOTING AND PROXIES. At all meetings of the shareholders, each shareholder may cast one vote in person or by proxy for each share held. All proxies must be in writing and signed by the shareholder or by his duly authorized attorney-in-fact. All proxies shall be filed with the Secretary of the Company and recorded as part of the minutes of the shareholders meetings.

     Section 9. DETERMINATION OF SHAREHOLDERS OF RECORD. The Company shall determine the shareholders entitled to notice of or to vote at any meeting of shareholders, or to express consent to an action without a meeting, or to receive payment of any dividend or other distribution or allotment of rights, or to exercise any shareholder rights, as follows: (i) the record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the day next preceding the day on which notice is given, or if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; (ii) the record date for determining shareholders entitled to express consent to an action in writing without a meeting shall be the day on which the written consent is signed by the shareholder; and (iii) the record date for determining shareholders for any other purpose shall be at the close of business on the day on which the Board adopts the resolution relating thereto.

     Section 10. ACTION WITHOUT MEETING. Any action required or permitted to be taken at any annual or special meeting of shareholders may be taken without a meeting, without prior notice or vote, if all shareholders consent in writing to the action. Written actions must describe the action taken, bear the signature of each of the shareholders, and be delivered to the Secretary to be filed in the Company's records. The written action shall be effective on the date the last of the shareholders has approved the action unless a different date is specified.

                                   ARTICLE III

                               BOARD OF DIRECTORS

     Section 1. GENERAL POWERS. The affairs, property and business of the Company shall be managed by the Board.

     Section 2. NUMBER, TERM, AND QUALIFICATIONS OF DIRECTORS. The Board shall consist of not less than five (5) nor more than fifteen (15) persons elected by the shareholders at the annual meeting of the shareholders. The number of directors may be increased or decreased by amendment to, or in the manner provided in, these by-laws or articles of incorporation. The number of directors to be elected may be determined by a resolution of the shareholders, but in the absence of such a resolution, there shall be elected the number of directors that were elected at the previous annual meeting of shareholders. Each Director shall hold office for the term for which he was elected, until his successor shall have been elected and qualified, or until his earlier resignation or removal.

     Section 3. RESIGNATION. A Director may resign at any time by providing written notice to the Board, the Chairman, or the Secretary. If no effective date is specified in the notice, it will become effective at the time it is received by the Secretary.

     Section 4. REMOVAL. At any meeting of shareholders, any Director or Directors may be removed from office, with or without cause, by the affirmative vote of the holders of a majority of the outstanding shares entitled to vote.

     Section 5. VACANCIES. Unless otherwise provided in the Articles of Incorporation or these by-laws, vacancies and any newly created directorships resulting from any increase in the authorized number of directors may be filled by the affirmative vote of a majority of the Directors then in office, even if less than a quorum of the Board. A Director so elected shall be elected for the unexpired term of his predecessor in office or for the full term of a new directorship.

     Section 6. TIME AND PLACE OF MEETINGS. The Board may hold regular meetings at such time and place as fixed by the Board from time to time. Special meetings may also be called by the Chairman, or any other member of the Board, the President, or the Secretary. Members of the Board may participate in such meeting by means of conference telephone, video conference, or similar telephonic communications by means of which all persons participating in the meeting can simultaneously hear each other. A Director participating in a meeting by this means is considered to be present at the meeting.

     Section 7. NOTICE OF MEETINGS. Notice shall not be required with respect to any regular meeting called by the Board. With respect to a special meeting called by the Chairman or any other member of the Board, the President or the Secretary, written notice, in either paper or electronic format, stating the time, place and purpose of the meeting shall be mailed or delivered to each Director not less than twenty-four (24) hours before such meeting. Directors may waive notice of any meeting, and the presence of a Director at any meeting shall constitute a waiver of notice of such meeting.

     Section 8. ORGANIZATION. Meetings shall be presided over by the Chairman, or in his absence by the President, or if in his absence by a Vice-President, or in the absence of all of the foregoing persons a person designated by the Board. The Secretary shall act as the secretary of the meeting, but in his absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

     Section 9. ADJOURNMENTS. Any meeting may be adjourned from time to time to reconvene at the same or some other place, and notice need not be given of any such reconvened meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. Any business which might have been transacted at the original meeting, can be transacted at the reconvened meeting.

     Section 10. QUORUM. Except as otherwise provided by law or these by-laws, a majority of the entire Board currently holding office shall constitute a quorum at any meeting of the Board. The act of a majority of the Directors at a meeting at which a quorum is present shall constitute the act of the Board, unless the law or these by-laws shall require the vote of a greater number. At any meeting of the Board where a quorum is not present, the Directors present shall adjourn the meeting until such time as a quorum shall be present.

     Section 11. ACTION BY BOARD OF DIRECTORS WITHOUT MEETING. Any action that might be taken at a meeting of the Board may be taken without a meeting if done in writing signed by all of the Directors currently holding office. Written actions must describe the action taken, bear the signature of each of the Directors, and be delivered to the Secretary to be filed in the Company's records. The written action shall be effective on the date the last of the Directors has approved the action unless a different date is specified.

                                   ARTICLE IV

                             COMMITTEES OF THE BOARD

     Section 1. COMMITTEE CREATION. The Board may, in its discretion, appoint one or more committees consisting of one or more members of the Board. The duties and responsibilities of each committee so appointed shall be determined in accordance with customary corporate practice, and as more specifically set forth in the Board resolution creating such committee and in the charter of such Committee which must be approved by the Board. Each committee shall have all the authority of the Board, except as expressly limited by the Board and applicable law. Committee actions shall be subject to revision or alteration by the Board provided rights of third parties would not be affected.

     Section 2. QUORUM; ALTERNATE MEMBER. A majority of the members of any Committee appointed by the Board shall constitute a quorum for the transaction of any business at any meeting of such Committee. The Board may appoint one or more members of the Board as alternate members of any Committee, who will act in the place of any absent or disqualified Committee member. Any vacancy occurring in the membership of the Committee will be filled by any alternate Committee member previously appointed by the Board, until such time as the Board may appoint a replacement Committee member who will serve for the remainder of the vacating member's term. If a committee member is absent from or disqualified from voting at a Committee meeting and no alternate Committee member has been appointed by the Board, the remaining member or members of the Committee at the meeting, whether or not he or they constitute a quorum, may unanimously select from the Board a Director to act at the meeting in place of the absent or disqualified Committee member. The Board may remove a member of a Committee, with or without cause, whenever in its judgment such removal would serve the best interests of the Company.

     Section 3. COMMITTEE RULES AND OPERATIONS. Unless the Board otherwise provides, each Committee appointed by the Board may adopt, amend and repeal rules for the conduct of its business without the approval of the Board, so long as such rules are not inconsistent with the Board resolution creating such Committee or with the Committee charter. In the absence of a specific provision in the Committee charter or the rules of the Committee, each Committee shall conduct its business in the same manner as the Board conducts its business pursuant to the relevant provisions of Article III of these by-laws.

     Section 4. REPORTS TO THE BOARD. The Secretary of the Company (or such other officer as the Committee members shall designate) shall keep a written record of each Committee's proceedings and shall submit a report of the Committee's activities to the Board as stated in the Board resolution creating such Committee or as otherwise required by the Board.

                                    ARTICLE V

                                    OFFICERS

     Section 1. ELECTION OF OFFICERS. As soon as practicable after the annual meeting of shareholders, the Board may, at its option, elect from among its members a Chairman, who shall be designated as the Chairman of the Board and an elected officer of the Company, but in any event shall elect a President; one or more Vice Presidents; a Treasurer; a Secretary; and such other officers as the Board deems necessary and may give them such designations or titles it considers desirable. The Board may authorize the classification of certain levels of Vice President and may authorize Assistant Treasurers, Assistant Secretaries, and other categories it deems proper. The Board of Directors may also elect or, by resolution, delegate to the President of the Company, the authority to appoint from time to time one or more business unit Presidents to act as the chief operating officers of the various business units of the Company. Unless prohibited by applicable law, the same person may hold two or more offices simultaneously.

     Section 2. TERM OF OFFICE. Elected officers shall hold office until a successor is elected and qualified, or until his death, resignation, removal or suspension. Any officer vacancy may be filled prior to the next annual election by the Board at any regular or special meeting of the Board, or by written Board action without a meeting. Election as an officer shall not of itself create any contractual rights or expectation of continued employment.

     The Board may remove an elected officer, with or without cause, whenever in its judgment such removal would serve the best interests of the Company. Such removal may be with or without prejudice to the contractual rights of such officer, if any.

     An officer may resign at any time upon written notice to the Board, the President or the Secretary of the Company. Such resignation shall take effect at the time specified therein, and unless otherwise specified therein, no acceptance of such resignation shall be necessary to make it effective. If no time is specified in the written resignation notice, it shall be effective upon delivery.

     Section 3. POWERS AND DUTIES OF THE CHAIRMAN OF THE BOARD. If one is elected, the Chairman shall preside at all meetings of the Board and shall perform such other duties and have such other authority as the Board may from time to time prescribe.

     Section 4. POWERS AND DUTIES OF THE PRESIDENT. The President shall have operational charge and management of the affairs, property and business of the Company, as well as all duties prescribed by the Board from time to time. The President shall also be responsible to ensure that all directives and resolutions of the Board are carried into effect.

     Any business unit President appointed by the President shall be the chief operating executive for and shall have supervisory authority over the business unit for which he is appointed. Powers and duties of the business unit Presidents shall also include, but not be limited to, all of the authority, powers, and duties usually incident to the office of Vice President.

     Section 5. POWERS AND DUTIES OF VICE PRESIDENTS. Vice Presidents shall have such authority, powers and duties in the management of the Company as generally pertain to such office, as well as all duties prescribed by the Board or President from time to time.

     Section 6. POWERS AND DUTIES OF THE TREASURER. The Treasurer (and Assistant Treasurers), except as otherwise required by law, shall have charge and custody of all funds and securities of the Company under the direction of the Board; shall deposit all moneys of the company to the credit of the Company in such depositories as are authorized by the Board; shall see that all expenditures are duly authorized and evidenced; and perform all other duties usually incident to the office of Treasurer, as well as all duties prescribed by the Board or President from time to time.

     Section 7. POWERS AND DUTIES OF THE SECRETARY. The Secretary (and Assistant Secretaries) shall give, or cause to be given, all required notices of Board and shareholders meetings; attend all Board and shareholders meetings and record and retain the minutes of such meetings (if the Secretary is absent from any meeting, the Chairman of the meeting may appoint a temporary secretary to act at such meeting); have custody of the stock register, minute books, and seal of the Company; and perform all other duties usually incident to the office of Secretary, as well as all duties prescribed by the Board from time to time.

                                   ARTICLE VI

                                  CAPITAL STOCK

     All certificates of stock shall be signed by the President or a Vice President, and the Secretary or an Assistant Secretary of the Company. When a certificate is signed by a transfer agent or registrar appointed by the Board of Directors, the signature of any corporate officer and the corporate seal upon the certificate may be facsimiles, engraved, printed, or digital. The Company may issue a new certificate of stock to replace one that has been lost, stolen, or destroyed, and may require the owner or the owner's legal representative to indemnify the Company against any claim that may be made against it on account of the loss.

                                   ARTICLE VII

          INDEMNIFICATION OF DIRECTORS, OFFICERS, AND OTHER PERSONNEL

     Section 1. RIGHT TO INDEMNIFICATION AND STANDARD OF CONDUCT. To the full extent permitted by Iowa law, Section 490.851-490.859, as amended from time to time, or by other provisions of applicable law, each person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, wherever brought, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a director, officer, fiduciary or employee of the Company, or is or was serving at the request of the Company as a director, officer, fiduciary, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall be indemnified by the company against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, if he acted in good faith and in a manner reasonably believed to be in and not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

     Section 2. AUTHORIZATION. Any indemnification under this Article VII (unless ordered by a court) shall be made by the Company only as authorized in the specific case upon a determination that the indemnification is proper in the circumstances because the person claiming indemnification has met the applicable standard of conduct set forth in Section 1. Such determination shall be made by the Board by a majority vote of a quorum consisting of Directors who were not parties to the action, suit or proceeding in question. If such a quorum is not obtainable, the Board shall retain independent legal counsel who shall make such determination in a written opinion.

     Section 3. ADVANCE PAYMENT OF EXPENSES. Expenses (including attorney's fees) incurred in defending a civil or criminal action, suit, or proceeding may be paid by the Company in advance of the final disposition of such action upon receipt of an undertaking by or on behalf of a person entitled to claim indemnification to repay such amount, unless it is ultimately determined that he is entitled to be indemnified under this Article VII.

     Section 4. INSURANCE. The Company shall have power to purchase and maintain insurance on behalf of any person described in Section 1 against any liability asserted against and incurred by him, whether or not the Company would have the power to indemnify him against such liability under this Article VII.

     Section 5. NON-EXCLUSIVITY. The indemnification provided by this Article VII shall not be deemed exclusive of any other rights to which any person indemnified may be entitled under the Articles of Incorporation, any agreement, insurance policy, vote of the shareholders or disinterested Directors, or otherwise.

     Section 6. CONTINUANCE. The indemnification provided by this Article VII shall continue as to a person who has ceased to be director, officer, fiduciary, employee or agent with regard to acts or omissions of such person occurring or alleged to have occurred while the person was so engaged, shall apply whether or not the claim against such person arises out of matters occurring before the adoption of this by-law, and shall inure to the benefit of heirs, executors, and administrators of such person.

                                  ARTICLE VIII

                                  MISCELLANEOUS

     Section 1. FISCAL YEAR. The fiscal year of the Company begins with January first and ends with December thirty-first, or as otherwise determined by the Board from time to time.

     Section 2. SEAL. The seal of the Company shall bear the corporate name of the Company, the place of its home office and such other features as may be approved by the Board from time to time. The seal of the Company shall be kept in the custody of the Secretary and may be affixed to any instrument requiring a seal and may be duly attested to by any officer of the Company.

     Section 3. DIVIDENDS. The Board may from time to time declare, subject where required to regulatory approval or notice, and cause to be paid dividends of cash, property, or shares of stock or securities of, or owned by, the Company.

     Section 4. INVESTMENTS. The President, a Vice President, the Secretary, and the Treasurer, or other officers or employees designated by the Board, have authority to sign instruments, including but not limited to: all note, bond, stock, or other securities purchase agreements and security, mortgage, or real estate commitment letters and amendments thereto, deeds and leases, and assignments, releases, or partial releases, or payment or performance moratoriums of any mortgages, debt obligations or other security interests held by the Company.

     Section 5. POLICY CONTRACTS. All insurance policies and contracts for annuities, guaranteed investment contracts (GICs) or funding agreements, and for the disposition of the proceeds thereof, may be signed by any of the following officers: the President, a Vice President, the Treasurer, the Secretary or an Assistant Secretary; with respect to GICs or funding agreements, the business unit President may also execute contracts on behalf of the Company. The signatures may be facsimile, digital or electronic signatures.

     Section 6. AGENCY AND OTHER CONTRACTS. The President, a Vice President, the Secretary and other officers or employees designated by the Board shall have authority to sign or approve agency contracts and related agreements, tax returns or reports, and any other reports filed with governmental agencies.

     Section 7. OTHER INSTRUMENTS. All other contracts and written instruments not previously described shall be signed by one of the following officers: the President, a Vice President, the Secretary or the Treasurer, or by any other officer or employee of the Company designated by the Board, or by such other person or persons as may be designated from time to time by the Board.

     Section 8. STATUTORY AGENTS. The President, a Vice President and the Secretary or an Assistant Secretary are authorized to appoint statutory agents of the Company and to execute powers of attorney as needed, to accept service of process against the Company, to execute papers to comply with laws in order to qualify the Company to do business in any state, territory, district, country or jurisdiction and to take other actions needed to be taken to comply with laws, rules, or regulations in order to qualify the Company to do business.

     Section 9. FORM OF RECORDS. Unless otherwise required by law, any records maintained by the Company in the regular course of its business, including its stock ledger, books of account and minute books, may be kept on, or be in the form of, magnetic tape, magnetic disk, optical disk, CD-ROM, microfiche, microfilm, or any other information storage format, provided that the records so kept can be converted into clearly legible form within a reasonable time.

     Section 10. AMENDMENTS. The Board shall have the power to make, alter, amend or repeal any and all of these by-laws. Any such action by the Board may be amended, altered, or repealed by the shareholders.

     These amended and restated bylaws were duly adopted by the Board of Directors of the Company on the 15th day of December, 2004



                                          /s/ Paula Cludray-Engelke
                                          --------------------------------------
                                              Paula Cludray-Engelke

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


Date:    May 12, 2005


By       /s/  David A. Wheat
         ----------------------------------------------------------------
              David A. Wheat
              Director, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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


Date:    May 12, 2005


By       /s/  Harry N. Stout
         --------------------------------------------------------------
              Harry N. Stout
              President
              (Duly Authorized Officer and Principal Executive Officer)