Form 10-Q
period 2005-06-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2005-08-15
CIK 836658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005 OR
☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to

Commission file number:      333-57212, 333-104539, 333-104546, 333-104547, 333-104548, and 333-123936

ING USA ANNUITY AND LIFE INSURANCE COMPANY (Exact name of registrant as specified in its charter)
Iowa (State or other jurisdiction of incorporation or organization) 1475 Dunwoody Drive, West Chester, Pennsylvania (Address of principal executive offices)	41-0991508 (IRS employer identification no.) 19380-1478 (Zip code)
Registrant's telephone number, including area code (610) 425-3400

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 Par Value, as of August 11, 2005, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for period ended June 30, 2005

INDEX
		PAGE
PART I.	FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Condensed Statements of Operations	3
	Condensed Balance Sheets	4
	Condensed Statements of Changes in Shareholder's Equity	6
	Condensed Statements of Cash Flows	7
	Notes to Condensed Financial Statements	8

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition	18

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	37

Item 6.	Exhibits	37

Signatures		41

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I.	FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Net investment income	$ 250.8	$ 246.1	$ 531.5	$ 527.9
Fee income	175.1	137.9	342.7	264.5
Premiums	5.7	5.4	11.2	10.1
Net realized capital gains	66.8	35.7	75.6	51.0
Other income (expense)	1.1	(0.7)	0.9	1.5
Total revenue	499.5	424.4	961.9	855.0
Benefits and expenses:
Interest credited and other benefits
to contractowners	281.2	279.2	545.6	564.7
Operating expenses	44.4	36.4	91.7	77.9
Amortization of deferred policy acquisition
costs and value of business acquired	74.2	38.0	178.7	107.1
Interest expense	7.2	1.4	14.5	3.3
Other	4.2	0.1	4.7	0.7
Total benefits and expenses	411.2	355.1	835.2	753.7
Income before income taxes and cumulative
effect of change in accounting principle	88.3	69.3	126.7	101.3
Income tax expense	27.5	23.0	39.7	32.8
Income before cumulative effect of change
in accounting principle	60.8	46.3	87.0	68.5
Cumulative effect of change in accounting
principle, net of tax	-	-	-	(1.0)
Net income	$ 60.8	$ 46.3	$ 87.0	$ 67.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $15,275.9 at 2005 and $17,045.9 at 2004)	$ 15,629.7	$ 17,489.2
Equity securities, available-for-sale, at fair value
(cost of $37.6 at 2005 and $34.8 at 2004)	37.9	35.3
Mortgage loans on real estate	3,837.2	3,851.8
Policy loans	167.4	169.0
Other investments	279.4	228.8
Securities pledged (amortized cost of $1,271.0 at 2005 and $1,100.5 at 2004)	1,282.5	1,108.6
Total investments	21,234.1	22,882.7
Cash and cash equivalents	151.0	209.0
Short-term investments under securities loan agreement	478.2	402.8
Accrued investment income	177.7	205.8
Receivable for securities sold	222.0	38.9
Deposits receivable from affiliate	2,723.0	-
Reinsurance recoverable	1,030.6	1,388.1
Deferred policy acquisition costs	1,874.8	1,704.1
Value of business acquired	110.1	112.2
Sales inducements to contractowners	531.1	514.6
Due from affiliates	173.7	184.3
Current income tax asset	87.9	-
Other assets	27.6	28.4
Assets held in separate accounts	26,789.1	24,746.7
Total assets	$ 55,610.9	$ 52,417.6

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of		As of
	June 30,		December 31,
	2005		2004
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$ 23,468.4		$ 22,961.0
Payables for securities purchased	304.8		35.9
Payables under securities loan agreement	478.0		402.8
Borrowed money	810.5		713.4
Notes to affiliates	435.0		435.0
Due to affiliates	34.1		43.6
Current income taxes	-		15.7
Deferred income taxes	164.5		12.6
Other liabilities	298.2		276.4
Liabilities related to separate accounts	26,789.1		24,746.7
Total liabilities	52,782.6		49,643.1
Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding;		>
$10 per share value)	2.5		2.5
Additional paid-in capital	4,042.0		4,041.1
Accumulated other comprehensive income	78.6		112.7
Retained earnings (deficit)	(1,294.8)		(1,381.8)
Total shareholder's equity	2,828.3		2,774.5
Total liabilities and shareholder's equity	$ 55,610.9		$ 52,417.6

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income	(Deficit)	Equity
Balance at December 31, 2003	$ 2.5	$ 3,811.1	$ 188.1	$ (1,473.7)	$ 2,528.0
Comprehensive loss:
Net income				67.5	67.5
Other comprehensive loss,
net of tax:
Net unrealized loss on
securities ($(268.2) pretax)			(165.2)		(165.2)
Total comprehensive loss					(97.7)
Contribution of capital		40.0			40.0
Balance at June 30, 2004	$ 2.5	$ 3,851.1	$ 22.9	$ (1,406.2)	$ 2,470.3

Balance at December 31, 2004	$ 2.5	$ 4,041.1	$ 112.7	$ (1,381.8)	$ 2,774.5
Comprehensive income:
Net income				87.0	87.0
Other comprehensive income,
net of tax:
Net unrealized loss on
securities ($(55.4) pretax)			(34.1)		(34.1)
Total comprehensive income					52.9
Employee share-based payments		0.9			0.9
Balance at June 30, 2005	$ 2.5	$ 4,042.0	$ 78.6	$ (1,294.8)	$ 2,828.3

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2005	2004
		(Restated)
Net cash provided by operating activities	$ 548.7	$ 393.9

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	8,086.0	9,870.1
Equity securities, available-for-sale	5.8	103.2
Mortgage loans on real estate	303.7	182.9
Acquisition of:
Fixed maturities, available-for-sale	(8,889.0)	(11,133.9)
Equity securities, available-for-sale	(8.2)	(5.0)
Mortgage loans on real estate	(290.1)	(350.3)
Short-term investments	3.9	(21.8)
Other	(59.4)	(102.3)
Net cash used for investing activities	(847.3)	(1,457.1)

Cash Flows from Financing Activities:
Deposits received for investment contracts	2,471.9	2,480.8
Maturities and withdrawals from investment contracts	(2,458.4)	(1,510.1)
Deposits receivables from affiliates, net	(194.6)	-
Reinsurance recoverable on investment contracts	360.0	(0.1)
Intercompany loans	-	(50.0)
Short-term loans	61.7	135.8
Contribution of capital from Parent	-	40.0
Net cash provided by financing activities	240.6	1,096.4
Net (decrease) increase in cash and cash equivalents	(58.0)	33.2
Cash and cash equivalents, beginning of period	209.0	65.1
Cash and cash equivalents, end of period	$ 151.0	$ 98.3

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

1.	Organization and Significant Accounting Policies

Basis of Presentation

ING USA Annuity and Life Insurance Company (“ING USA” or the “Company,” as appropriate), is a stock life insurance company domiciled in the state of Iowa and provides financial products and services in the United States. ING USA is authorized to conduct its insurance business in the District of Columbia and all states except New York.

ING USA is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

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

The condensed financial statements and notes as of June 30, 2005 and December 31, 2004, and for the three and six month periods ended June 30, 2005 and 2004 (“interim periods”), have been prepared in accordance with generally accepted accounting principles in the United States and are unaudited.

The condensed financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows, for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company’s 2004 Annual Report on Form 10-K. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

Description of Business

The Company offers various insurance products including immediate and deferred variable and fixed annuities. The Company also offers guaranteed investment contracts and funding agreements, collectively referred to as "GICs,"

marketed by direct sale by home office personnel or through specialty insurance brokers.

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

Reclassifications

Certain reclassifications have been made to prior period financial information to conform to the current period classifications (see footnote 10).

Significant Accounting Policies

Embedded Derivatives

Embedded derivatives within fixed maturity instruments are included in Fixed maturities on the Condensed Balance Sheets, and changes in fair value are recorded in Net realized capital gains and losses in the Condensed Statements of Operations.

Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Condensed Balance Sheets, and changes in the fair value are recorded in Interest credited and benefits to contractowners in the Condensed Statements of Operations.

For a description of the remaining significant accounting policies, see Note 1 to the Financial Statements included in the Company’s 2004 Annual Report on Form 10-K.

2.	Recently Adopted Accounting Standards

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-5: “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” ("EITF 04-5"), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation No. 46(R): “Consolidation of Variable Interest Entities” ("FIN 46(R)"). EITF 04-5 is effective immediately for all new limited partnerships formed and

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

for existing limited partnerships for which partnership agreements are modified after June 29, 2005, and is effective for all other limited partnerships at the commencement of the first reporting period beginning after December 15, 2005.

The Company’s limited partnership investment totaling $19.7 in Powers Ferry Properties Ltd Partnership (“PFP”), an affiliate acquired on May 12, 2005, is accounted for using the equity method, as ING USA does not have substantive kick-out or participating rights and, therefore, cannot overcome the presumption of control by the general partner of PFP. As of June 30, 2005, the Company’s remaining investments in limited partnerships are generally considered variable interest entities under FIN 46(R), and are accounted for using the cost or equity method of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other Investments on the Condensed Balance Sheets.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS 123R is effective at the beginning of the first annual period beginning after June 15, 2005 for registrants. Earlier adoption is encouraged. FAS 123R provides two transition methods, modified-prospective and modified-retrospective.

The Company early adopted the provisions of FAS 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in the first six months of 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value in accordance with the provisions of FAS 123R. Results for prior periods are not restated. Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FAS 123. No stock based employee compensation cost was recognized in the Statement of Operations during 2004, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2005 and 2004 were those of ING, the Company’s ultimate parent. As a result of adopting FAS 123R, the Company’s net income for the three and six months ended June 30, 2005, are $0.2 and $0.6 lower, respectively, than if it had continued to account for share-based payments under APB 25.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

The Company adopted Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” on January 1, 2004. The Company determined that it was affected by the SOP’s requirements to establish additional liabilities for certain guaranteed benefits and products with patterns of cost of insurance charges resulting in losses in later policy durations from the insurance benefit function and to defer, amortize, and recognize separately, sales inducements to contractowners.

In the fourth quarter of 2004, the Company implemented Technical Practice Aid 6300.05 – 6300.08, “Q&As Related to the Implementation of SOP 03-1, ‘Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”’ (the “TPA”). The TPA was implemented retroactive to the original implementation date of SOP 03-1, January 1, 2004, and reported as an adjustment to the SOP 03-1 cumulative effect of change in accounting principle.

The adoptions of SOP 03-1 and the TPA resulted in a cumulative effect of a change in accounting principles of $(1.6), before tax or $(1.0), net of $0.6 of income taxes, and decreased 2004 net income $2.3, approximately $0.6 in each quarter.

In addition, on July 1, 2004, the Company adopted FASB Staff Position No. FAS 97-1 (“FSP FAS 97-1”), “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, ‘Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,’ Permit or Require Accrual of an Unearned Revenue Liability,” effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004. The adoption of FSP FAS 97-1 did not have an impact on the Company's financial position, results of operations, or cash flows.

3.	Deferred Policy Acquisition Costs and Value of Business Acquired

Deferred policy acquisition costs (“DAC”) represent policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business.

Value of business acquired (“VOBA”) represents the outstanding value of in force business capitalized and is subject to amortization in purchase accounting when the Company was acquired. The value is based on the present value of estimated net cash flows embedded in the Company’s contracts.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Universal life and investment-type products’, such as fixed and variable deferred annuities, DAC and VOBA are amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins; asset-based fees, policy administration, and surrender charges; less policy maintenance fees and non-capitalized commissions, as well as realized gains and losses on investments. DAC related to guaranteed investment contracts, however, is amortized on a straight-line basis over the life of the contract.

Activity for the six months ended June 30, 2005 and 2004, within DAC was as follows:

	2005	2004

Balance at January 1	$ 1,704.1	$ 1,826.7
Adjustment for FAS No. 115	28.1	124.1
Deferrals	311.8	274.9
Interest accrued at 4% to 6%	53.5	42.0
Amortization	(222.7)	(152.4)
Impact of SOP-TPA implementation	-	(482.3)
Balance at June 30	$ 1,874.8	$ 1,633.0

Activity for the six months ended June 30, 2005 and 2004, within VOBA was as follows:

	2005	2004

Balance at January 1	$ 112.2	$ 111.5
Adjustment for FAS No. 115	7.4	21.5
Interest accrued at 4% to 6%	3.4	3.3
Amortization	(12.9)	-
Impact of SOP-TPA implementation	-	7.8
Balance at June 30, 2005	$ 110.1	$ 144.1

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

4.	Investments

Impairments

The following table identifies the Company’s other-than-temporary impairments, included in net realized capital gains, by type for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Foreign Corporate	$ -	-	$ 0.7	1
Residential mortgage-backed	3.2	35	0.7	10
Commercial Mortgage	1.2	1	-	-
Asset-backed	1.4	1	5.7	4
Total	$ 5.8	37	$ 7.1	15

	Six months ended June 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Foreign Corporate	$ -	-	$ 1.9	1
Residential mortgage-backed	13.5	76	5.6	62
Commercial Mortgage	1.2	1	-	-
Asset-backed	1.8	2	5.6	4
Total	$ 16.5	79	$ 13.1	67

The remaining fair value of the fixed maturities with other-than-temporary impairments at June 30, 2005 and 2004 is $170.1 and $158.5, respectively.

5.	Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2005 and 2004 were 31.1% and 33.2%, respectively. The Company's effective tax rates for the six months ended June 30, 2005 and 2004 were 31.3% and 32.4%, respectively. The decrease in effective tax rate is primarily due to an increase in the amount allowed for the dividends received deduction.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Related Party Transactions

Coinsurance Agreement

In an effort to diversify the product base between affiliated entities, effective May 1, 2005, ING USA entered into a coinsurance agreement with its affiliate, Security Life of Denver Insurance Company (“Security Life”). Under the terms of the agreement, Security Life assumed and accepts the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by ING USA between January 1, 2001 and December 31, 2003. ING USA remains directly obligated to the contractowners of the contracts.

The account balances ceded by ING USA to Security Life under the terms of the coinsurance agreement were $2.5 billion. The assets backing the reserves for the liabilities assumed by Security Life, as well as a ceding commission of approximately $200.0, were transferred by ING USA to Security Life. Total assets transferred at fair value were $2.7 billion resulting in a realized capital gain of $47.9. As additional consideration for Security Life assuming the liabilities under the Agreement, ING USA has assigned to Security Life any and all future premiums received by ING USA that are attributable to the contract liabilities assumed under the coinsurance agreement.

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposits receivable from affiliate was established on the Condensed Balance Sheet. The receivable will be adjusted over the life of the Agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission.

The Company incurred amortization expense of the ceding commission of $3.6 for the three months ended June 30, 2005, which is included in Other expenses on the Condensed Statement of Operations.

Purchase of Investments

In conjunction with the May 19, 2005 sale of Life Insurance Company of Georgia (“LOG”), an affiliate, the Company purchased assets at fair value from LOG on May 12, 2005. In addition to purchasing $192.6 of investments, ING USA paid $19.7 for a 70% equity interest in PFP, and $7.1 for land located at 5780 Powers Ferry Road, Atlanta, Georgia. The limited partnership investment in PFP is accounted for at fair value as an equity method investment and is included in Other investments on the Condensed Balance Sheet.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

7.	Financing Agreements

The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), an affiliate, whereby either party can borrow from the other up to 3% of the Company's statutory admitted assets as of the prior December 31. The Company had $173.4 receivable from ING AIH under this agreement as of June 30, 2005, and $184.2 receivable as of December 31, 2004. The Company also maintains an uncommitted revolving loan agreement with SunTrust Bank, Atlanta (the "Bank") to meet short-term cash requirements that arise in the ordinary course of business. Under this agreement, which is due on demand, the Company can borrow up to $125.0 from the Bank. Interest on any borrowing accrues at an annual rate equal to a rate quoted by the Bank to the Company for the borrowing. Under the agreement, the Company incurred minimal interest expense for the three and six month periods ended June 30, 2005 and 2004. At June 30, 2005 and December 31, 2004, the Company did not have any balances payable to the Bank.

8.	Commitments and Contingent Liabilities

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At June 30, 2005 and December 31, 2004, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $428.6 and $175.3, respectively. At December 31, 2004, the Company did not have off-balance sheet commitments with related parties. During the three months ended June 30, 2005, $5.0 was funded to related parties under off-balance sheet commitments. In addition, in July 2005 ING USA committed $80.0 in funding to Pomona ING (US) Holdings II, an affiliate.

Litigation

The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages, and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

9.	Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of accumulated other comprehensive income as of June 30, 2005 and 2004:

	2005	2004
Net unrealized capital gains (losses):
Fixed maturities	$ 365.3	$ 105.7
Equity securities	0.3	0.7
DAC/VOBA	(223.0)	(64.9)
Sales inducements	(3.8)	(0.5)
Real estate	(4.9)	-
Other investments	(5.4)	(11.3)
Subtotal	128.5	29.7
Less: deferred income taxes	45.0	6.8
Net unrealized capital gains	83.5	22.9
Minimum pension liability	(4.9)	-
Net accumulated other comprehensive income	$ 78.6	$ 22.9

Changes in accumulated other comprehensive income related to changes in net unrealized gains (losses) on securities, including securities pledged, were as follows:

	Six Months Ended June 30,
	2005	2004
Unrealized holding gains (losses) arising during the period(1)	$ 4.8	$ (132.3)
Less: reclassification adjustment for gains
and other items included in net income(2)	38.9	32.9
Net unrealized losses on securities	$ (34.1)	$ (165.2)

(1)	Pretax unrealized holding gains (losses) arising during the period were $7.8 and $(214.8), for the six months ended June 30, 2005 and 2004, respectively.
(2)	Pretax reclassification adjustments for gains and other items included in net income were $63.2 and $53.4, for the six months ended June 30, 2005 and 2004, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

10.	Reclassifications and Changes to Prior Year Presentation

During 2005, certain changes were made to the Condensed Statement of Cash Flows for the six months ended June 30, 2004 to reflect the correct balances, primarily related to investment contracts, and receivables and payables for securities. As a result of these adjustments, the Company has labeled the Condensed Statement of Cash Flows for the six months ended June 30, 2004, as restated. The following summarizes the adjustments:

	Previously
Six months ended June 30, 2004	Reported	Adjustment	Restated
Net cash provided by operating activities	$ 648.1	$ (254.2)	$ 393.9
Net cash used for investing activities	(1,497.1)	40.0	(1,457.1)
Net cash provided by financing activities	882.2	214.2	1,096.4

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or “the Company”) for the three and six month periods ended June 30, 2005 and 2004, and of the financial condition as of June 30, 2005 and December 31, 2004. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2004 Annual Report on Form 10-K.

Forward-Looking Information/Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as “expect,” “anticipate,” “believe” or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemptions of the Company’s products, investment spreads and yields, or the earnings and profitability of the Company’s activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation. Others may relate to the Company specifically, such as litigation, regulatory action, and risks associated with the Company’s investment portfolio, such as changes in credit quality, price volatility and liquidity. Investors are also directed to consider other risks and uncertainties discussed in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Basis of Presentation

ING USA Annuity and Life Insurance Company (“ING USA” or the “Company,” as appropriate), is a stock life insurance company domiciled in the state of Iowa and provides financial products and services in the United States. ING USA is authorized to conduct its insurance business in the District of Columbia and all states except New York.

ING USA is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2004 Form 10-K Annual Report.

Results of Operations

Overview

The Company’s results of operations for the three and six months ended June 30, 2005, reflect increasing assets under management (“AUM”) due to increasing sales, changing interest rates and equity markets, portfolio realignments including realized gains on transfer of assets, as well as rising operating expenses and amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”).

Revenues

	Three Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$ 250.8	$ 246.1	$ 4.7	1.9%
Fee income	175.1	137.9	37.2	27.0%
Premiums	5.7	5.4	0.3	5.6%
Net realized capital gains	66.8	35.7	31.1	87.1%
Other income (expense)	1.1	(0.7)	1.8	NM
Total revenue	$ 499.5	$ 424.4	$ 75.1	17.7%

	Six Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$ 531.5	$ 527.9	$ 3.6	0.7%
Fee income	342.7	264.5	78.2	29.6%
Premiums	11.2	10.1	1.1	10.9%
Net realized capital gains	75.6	51.0	24.6	48.2%
Other income (expense)	0.9	1.5	(0.6)	-40.0%
Total revenue	$ 961.9	$ 855.0	$ 106.9	12.5%

NM - Not meaningful.

Total revenue increased for both the three and six months ended June 30, 2005 from the three and six months ended June 30, 2004, primarily due to higher Fee income and Net realized capital gains. Fee income increased primarily due to increases in the average variable AUM, resulting from continued growth in variable annuities sales. The increase in Net realized capital gains for both the three and six months ended June 30, 2005, reflects an increase in trading activity driven by lower relative interest rates and portfolio rebalancing. Contributing to the increase in capital gains was the transfer of $2.7 billion of investments to Security Life of Denver Insurance Company ("Security Life"), resulting in a gain of $47.9. In addition, Net investment income increased for the three and six months ended June 30, 2005 due to an increase in average fixed AUM, partially offset by a decline in yields.

Premiums and Other income did not fluctuate significantly during the three and six month periods ended June 30, 2005, compared to the same periods for 2004.

Benefits and Expenses

	Three Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Benefits and expenses:
Interest credited and other
benefits to contractowners	$ 281.2	$ 279.2	$ 2.0	0.7%
Operating expenses	44.4	36.4	8.0	22.0%
Amortization of deferred policy
acquisition costs and value
of business acquired	74.2	38.0	36.2	95.3%
Interest expense	7.2	1.4	5.8	NM
Other	4.2	0.1	4.1	NM
Total benefits and expenses	$ 411.2	$ 355.1	$ 56.1	15.8%

	Six Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Benefits and expenses:
Interest credited and other
benefits to contractowners	$ 545.6	$ 564.7	$ (19.1)	-3.4%
Operating expenses	91.7	77.9	13.8	17.7%
Amortization of deferred policy
acquisition costs and value
of business acquired	178.7	107.1	71.6	66.9%
Interest expense	14.5	3.3	11.2	NM
Other	4.7	0.7	4.0	NM
Total benefits and expenses	$ 835.2	$ 753.7	$ 81.5	10.8%

NM - Not meaningful.

Operating expenses increased for the three and six months ended June 30, 2005, primarily due to the growth of the business and the implementation of the Sarbanes- Oxley Act of 2002. Amortization of DAC and VOBA increased for both the three and the six months ended June 30, 2005, due to an increase in variable annuity fee revenue and higher realized capital gains. In addition, a decline in investment yields below the Company’s economic assumptions for the first six months of 2005, has resulted in an acceleration of amortization of $13.4.

Interest expense increased for the three and six months ended June 30, 2005 from the same periods in 2004 primarily driven by interest on the Company’s $400.0 in surplus notes, which were issued December 2004. Other expenses for the three and six months ended June 2005 include $3.6 in amortization related to the coinsurance agreement between ING USA and Security Life.

Interest Credited and Other Benefits to Contractowners did not fluctuate significantly during the three and six month periods ended June 30, 2005, compared to the same periods for 2004.

Net Income and Taxes

	Three Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Net income and taxes:
Income before income taxes and
cumulative effect of change in
accounting principle	$ 88.3	$ 69.3	$ 19.0	27.4%
Income tax expense	27.5	23.0	4.5	19.6%
Income before cumulative effect
of change in accounting principle	60.8	46.3	14.5	31.3%
Cumulative effect of change in
accounting principle, net of tax	-	-	-	0.0%
Net income	$ 60.8	$ 46.3	$ 14.5	31.3%

Effective tax rate	31.1%	33.2%	NM	-6.1%

	Six Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Net income and taxes:
Income before income taxes and
cumulative effect of change in
accounting principle	$ 126.7	$ 101.3	$ 25.4	25.1%
Income tax expense	39.7	32.8	6.9	21.0%
Income before cumulative effect
of change in accounting principle	87.0	68.5	18.5	27.0%
Cumulative effect of change in
accounting principle, net of tax	-	(1.0)	1.0	NM
Net income	$ 87.0	$ 67.5	19.5	28.9%

Effective tax rate	31.3%	32.4%	NM	-3.0%

NM - Not meaningful.

Fluctuations in each of the line items discussed above resulted in an overall increase in Income before taxes for the three and six months ended June 30, 2005, respectively. Accordingly, Income tax expense fluctuated primarily due to the increase in pre-tax income. The decrease in effective tax rate is primarily due to an increase in the amount allowed for the dividends received deduction.

The cumulative effect of change in accounting principle for the six months ended June 30, 2004, reflects the Company's adoption of Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts."

Financial Condition

Investments

Investment Strategy

The Company’s investment strategy for its general account investments involves diversification by asset class, and seeks to add economic diversification and to reduce the risks of credit, liquidity, and embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options. The investment management function is centralized under ING Investment Management LLC (“IIM”), an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for each general type of product within the Company.

For a discussion of the Company’s use of derivatives, see “Liquidity and Capital Resources - Derivatives.”

Portfolio Composition

The following table presents the investment portfolio at June 30, 2005 and December 31, 2004.

	2005		2004
	Carrying Value	%	Carrying Value	%
Fixed maturities, including	$ 16,912.2	79.6%	$ 18,597.8	81.3%
securities pledged
Equity securities	37.9	0.2%	35.3	0.2%
Mortgage loans on real estate	3,837.2	18.1%	3,851.8	16.8%
Real estate	2.2	0.0%	1.8	0.0%
Policy loans	167.4	0.8%	169.0	0.7%
Short-term investments	3.0	0.0%	6.9	0.0%
Other investments	274.2	1.3%	220.1	1.0%
	$ 21,234.1	100.0%	$ 22,882.7	100.0%

Fixed Maturities

Fixed maturities available-for-sale as of June 30, 2005, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$ 440.1	$ 2.2	$ 0.3	$ 442.0
State, municipalities, and political
subdivisions	38.8	0.6	0.2	39.2

U.S. corporate securities:
Public utilities	1,492.7	72.3	4.3	1,560.7
Other corporate securities	6,396.5	219.6	26.8	6,589.3
Total U.S. corporate securities	7,889.2	291.9	31.1	8,150.0

Foreign securities:
Government	124.4	2.0	0.6	125.8
Other	572.4	18.2	1.6	589.0
Total foreign securities	696.8	20.2	2.2	714.8

Residential mortgage-backed securities	4,548.9	67.7	17.3	4,599.3
Commercial mortgaged-backed securities	1,219.9	36.7	2.5	1,254.1
Other asset-backed securities	1,713.2	13.2	13.6	1,712.8

Total fixed maturities, including fixed
maturities pledged	16,546.9	432.5	67.2	16,912.2
Less: fixed maturities pledged	1,271.0	14.2	2.7	1,282.5

Fixed maturities	$ 15,275.9	$ 418.3	$ 64.5	$ 15,629.7

Fixed maturities available-for-sale as of December 31, 2004, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$ 464.0	$ 1.8	$ 1.1	$ 464.7
State, municipalities, and political
subdivisions	20.7	-	0.8	19.9

U.S. corporate securities:
Public utilities	1,796.9	78.4	8.9	1,866.4
Other corporate securities	6,292.4	243.5	22.7	6,513.2
Total U.S. corporate securities	8,089.3	321.9	31.6	8,379.6

Foreign securities:
Government	518.9	24.2	2.2	540.9
Other	2,571.2	97.7	11.5	2,657.4
Total foreign securities	3,090.1	121.9	13.7	3,198.3

Residential mortgage-backed securities	3,440.3	43.9	22.4	3,461.8
Commercial mortgaged-backed securities	1,107.8	34.9	3.0	1,139.7
Other asset-backed securities	1,934.2	14.3	14.7	1,933.8

Total fixed maturities, including fixed
maturities pledged	18,146.4	538.7	87.3	18,597.8
Less: fixed maturities pledged	1,100.5	9.8	1.7	1,108.6

Fixed maturities	$ 17,045.9	$ 528.9	$ 85.6	$ 17,489.2

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at June 30, 2005 and December 31, 2004. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s, and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at June 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$ 6,718.3	39.7%	$ 6,542.5	35.2%
AA	941.0	5.6%	865.3	4.7%
A	3,124.7	18.5%	4,035.7	21.7%
BBB	5,420.5	32.0%	6,325.2	34.0%
BB	621.6	3.7%	710.7	3.8%
B and below	86.1	0.5%	118.4	0.6%
Total	$ 16,912.2	100.0%	$ 18,597.8	100.0%

95.8% and 95.6% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at June 30, 2005 and December 31, 2004, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at June 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate, states, and municipalities	$ 8,189.2	48.5%	$ 8,399.5	45.2%
Residential mortgage-backed	4,599.3	27.2%	3,461.8	18.6%
Foreign(1)	714.8	4.2%	3,198.3	17.2%
Commercial/multifamily mortgage-backed	1,254.1	7.4%	1,139.7	6.1%
Asset-backed	1,712.8	10.1%	1,933.8	10.4%
U.S. Treasuries/Agencies	442.0	2.6%	464.7	2.5%
Total	$ 16,912.2	100.0%	$ 18,597.8	100.0%

(1)	Primarily U.S. dollar denominated

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at June 30, 2005.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $3,837.2 at June 30, 2005 and $3,851.8 at December 31, 2004. These loans are reported at amortized cost, less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows, cash flows from the loan (discounted at the loan’s effective interest rate), or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write down charged to realized loss. At June 30, 2005, the Company had $1.3 in allowance for mortgage loan credit losses. At December 31, 2004, the Company had no allowance for mortgage loan credit losses.

Unrealized Losses

Fixed maturities, including securities pledged to creditors, comprise 79.6% and 81.3% of the Company’s total investment portfolio at June 30, 2005 and December 31, 2004, respectively. Unrealized losses related to fixed maturities are analyzed in the following tables.

Unrealized losses in fixed maturities, including securities pledged to creditors for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at June 30, 2005 and December 31, 2004:

	2005				2004
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months below
amortized cost	$ 12.4	18.4%	$ 2.4	3.6%	$ 26.6	30.5%	$ 0.6	0.7%
More than six months and
less than twelve months
below amortized cost	17.2	25.6%	0.9	1.3%	28.0	32.0%	1.9	2.2%
More than twelve months
below amortized cost	32.9	48.9%	1.4	2.2%	26.1	29.9%	4.1	4.7%
Total unrealized loss	$ 62.5	92.9%	$ 4.7	7.1%	$ 80.7	92.4%	$ 6.6	7.6%

Unrealized losses at June 30, 2005, were primarily related to interest rate movement or spread widening for other than credit-related reasons and to asset-backed securities. Asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the carrying amount of securities in unrealized loss position at June 30, 2005:

More than
Six Months
	Less than	and less than	More than
	Six Months	Twelve Months	Twelve Months
Interest rate or spread widening	$ 7.6	$ 10.3	$ 15.7
Asset-backed securities	7.2	7.8	18.6
Total unrealized loss	$ 14.8	$ 18.1	$ 34.3
Carrying amount	$ 2,259.2	$ 1,760.0	$ 1,426.8

Unrealized losses in fixed maturities, including securities pledged to creditors by market sector and duration were as follows at June 30, 2005:

Commercial/
		Residential	Multi-family		U.S.
	U.S.	Mortgage-	Mortgage-		Treasuries/	Asset-
	Corporate	Backed	Backed	Foreign	Agencies	Backed	Total
Less than six months below
amortized cost	$ 6.5	$ 6.0	$ 0.5	$ 1.0	$ 0.2	$ 0.6	$ 14.8
More than six month and less than
twelve months below
amortized cost	9.3	4.0	1.3	0.9	-	2.6	18.1
More than twelve months
below amortized cost	15.6	7.2	0.7	0.3	-	10.5	34.3
Total unrealized loss	$ 31.4	$ 17.2	$ 2.5	$ 2.2	$ 0.2	$ 13.7	$ 67.2

Other-Than-Temporary Impairments

The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below amortized cost basis. Management considers the length of the time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer; future economic conditions and market forecasts; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for recovery in market value. If it is probable that all amounts due according to the contractual terms of an investment will not be collected, an other-than-temporary impairment is considered to have occurred.

In addition, the Company invests in asset-backed securities. Determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

The following table identifies the Company’s other-than-temporary impairments by type for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Foreign Corporate	$ -	-	$ 0.7	1
Residential mortgage-backed	3.2	35	0.7	10
Commercial Mortgage	1.2	1	-	-
Asset-backed	1.4	1	5.7	4
Total	$ 5.8	37	$ 7.1	15

	Six months ended June 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Foreign Corporate	$ -	-	$ 1.9	1
Residential mortgage-backed	13.5	76	5.6	62
Commercial Mortgage	1.2	1	-	-
Asset-backed	1.8	2	5.6	4
Total	$ 16.5	79	$ 13.1	67

Net Realized Capital Gains and Losses

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments. Net realized capital gains (losses) on investments were as follows:

	Three months ended June 30,
	2005	2004
Fixed maturities	$ 59.8	$ (20.4)
Equity securities	0.1	1.8
Derivatives	6.9	54.3
Pretax net realized capital gains	$ 66.8	$ 35.7
After-tax net realized capital gains	$ 43.4	$ 23.2

	Six months ended June 30,
	2005	2004
Fixed maturities	$ 55.0	$ 28.7
Equity securities	0.2	5.3
Derivatives	20.0	17.0
Other	0.4	-
Pretax net realized capital gains	$ 75.6	$ 51.0
After-tax net realized capital gains	$ 49.1	$ 33.2

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Sources and Uses of Liquidity

The Company’s principal sources of liquidity are annuity premiums and product charges, GIC deposits, investment income, proceeds from the maturing and sale of investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, payments under guaranteed death and living benefits, investment purchases, repayment of debt and contract maturities, withdrawals, and surrenders.

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractowner behavior, and variable separate account performance. Contractowners bear the investment risk related to variable annuity products, subject to the minimum guaranteed death and living benefits included in these contracts.

The fixed account liabilities are supported by a general account portfolio principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of the Company’s statutory admitted assets as of the prior December 31. The Company also maintains a $100.0 uncommitted, perpetual revolving note facility with Bank of New York (“BONY”) and a $125.0 uncommitted revolving note facility with SunTrust Bank, Atlanta. The Company had $173.4 receivable from ING AIH under the reciprocal loan agreement as of June 30, 2005, and $184.2 receivable as of December 31, 2004. As of June 30, 2005 and December 31, 2004, the Company did not have any amounts outstanding under the revolving note facilities. Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the FHLB and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At June 30, 2005 and December 31, 2004, respectively, the Company had $426.2 and $376.3 in non-putable funding agreements issued to FHLB. At June 30, 2005 and December 31, 2004, respectively, assets with a carrying value of approximately $718.7 and $422.0 collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in fixed maturities in the Balance Sheets.

Capital Contributions and Dividends

During the six months ended June 30, 2005, the Company received no capital contributions from its parent. During the six months ended June 30, 2004, the Company received $40.0 million in capital contributions from its parent. The Company did not pay any dividends on its common stock during the six month periods ended June 30, 2005 and 2004.

Minimum Guarantees

Variable annuity contracts containing guaranteed death and living benefits expose the Company to equity risk. An increase in the value of the equity markets will increase account values for these contracts, thereby decreasing the Company’s exposure associated with the guaranteed minimum death benefits (“GMDBs”), guaranteed minimum income benefits (“GMIBs”), guaranteed minimum withdrawal benefits (“GMWBs”), and guaranteed minimum accumulation benefits (“GMABs”). A decrease in the equity markets, that causes a decrease in the account values, will increase the possibility that the Company may be required to pay amounts to customers due to guaranteed death or living benefits.

The Company sells variable annuity contracts that offer one or more of the following guaranteed death benefits and living benefits:

Guaranteed Minimum Death Benefits (“GMDB”): The Company has offered the following guaranteed death benefits:

•	Standard – This guarantees that upon the death of the annuitant the death benefit will be no less than the premiums paid by the contractowner adjusted for contract withdrawals.
•

Ratchet – This guarantees that upon the death of the annuitant the death benefit will be no less than the greater of (1) Standard or (2) the maximum anniversary (or quarterly) value of the variable annuity adjusted for contract withdrawals.

•

Rollup (7% or 5.5% Solution) – This guarantees that upon the death of the annuitant the death benefit will be no less than the aggregate premiums paid by the contractowner accruing interest at 7% or 5.5% per annum adjusted for contract withdrawals, subject to a maximum cap on the account value. (The Company has discontinued this option for new sales.)

•	Combo (Max 7) – This guarantees that upon the death of the annuitant the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup.

At June 30, 2005, the guaranteed value of these death benefits in excess of account values was estimated to be $2.7 billion before reinsurance, which was a $0.2 billion increase from the estimated $2.5 billion at December 31, 2004. The increase was primarily driven by sales of these guarantees, in addition to lower than expected fund performance. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, the Company has instituted an equity hedging program in lieu of reinsurance, to mitigate the risk produced by the guaranteed death benefits. The equity hedging program is based on the Company entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets. At June 30, 2005, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.6 billion, of which $866 is projected to be covered by the Company’s equity hedging program. These amounts are consistent with December 31, 2004. As of June 30,

2005, the Company has recorded a liability of $91.8, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased $24.9 from $66.9 at December 31, 2004, mainly due to the increase in fees used to fund the reserve.

Guaranteed Living Benefits: The Company offers the following guaranteed living benefits:

•

Guaranteed Minimum Income Benefit (“GMIB”) – This guarantees a minimum income payout, exercisable each contract anniversary on or after the 10th rider anniversary. This type of living benefit is the predominant selection in the Company’s sales of variable annuities.

•

Guaranteed Minimum Withdrawal Benefit (“GMWB”) – This guarantees that annual withdrawals of up to 7% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. The GMWB rider (ING Principal Guard) provides reset and step-up features, which provide, in certain instances, for increases in the amount available for withdrawal.

•

Guaranteed Minimum Accumulation Benefit (“GMAB”) – Guarantees that the account value will be at least 100% of the premiums paid by the contractowner after 10 years (GMAB10) or 200% after 20 years (GMAB20).

At June 30, 2005, the guaranteed value of these living benefits in excess of account values was estimated to be $403.6, which is an increase of $133.9 from an estimated $269.7 at December 31, 2004. The increase was primarily driven by lower than expected fund performance. All living benefits are covered by the Company’s equity hedging program. The Company does not seek hedging accounting treatment. As of June 30, 2005, the Company has recorded a liability of $58.1 representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased $17.8 from $40.3 at December 31, 2004, mainly due to the increase in fees used to fund the reserve during the first six months of 2005. For GMIBs, the liability is recorded in accordance with the provisions of SOP 03-1. For GMABs and GMWBs, the liability is held at fair value in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under FAS No. 133, as the Company has not historically sought hedge accounting treatment.

The Company enters into interest rate and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held. The Company also purchases options and futures on equity indexes to reduce and manage risks associated with its annuity products. These open derivative contracts are included in Other investments on the Condensed Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains and losses in the Condensed Statements of Operations, with the exception of futures and options on equity indexes, which are recorded in Net investment income.

The Company also has investments in certain fixed maturity instruments, certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

Embedded derivatives within fixed maturity instruments are included in Fixed maturities on the Condensed Balance Sheets, and changes in fair value are recorded in Net realized capital gains and losses in the Condensed Statements of Operations.

Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Condensed Balance Sheets, and changes in the fair value are recorded in Interest credited and benefits to contractowners in the Condensed Statements of Operations.

Reinsurance Recoverable

The reinsurance recoverable decreased by $357.5 to $1,030.6 for the six months ended June 30, 2005, from $1,388.1 for the year ended December 31, 2004. The decrease is primarily due to decreased reinsurance of GICs to an affiliate company, Security Life, of approximately $360.0.

Coinsurance Agreement

In an effort to diversify the product base between affiliated entities, effective May 1, 2005, ING USA entered into a coinsurance agreement with its affiliate, Security Life. Under the terms of the agreement, Security Life assumed and accepts the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by ING USA between January 1, 2001 and December 31, 2003. ING USA remains directly obligated to the contractowners of the contracts.

The account balances ceded by ING USA to Security Life under the terms of the coinsurance agreement were $2.5 billion. The assets backing the reserves for the liabilities assumed by Security Life, as well as a ceding commission, were transferred by ING USA to Security Life. Total assets transferred at fair value were $2.7 billion resulting in a realized capital gain of $47.9. As additional consideration for Security

Life assuming the liabilities under the Agreement, ING USA has assigned to Security Life any and all future premiums received by ING USA that are attributable to the contract liabilities assumed under the coinsurance agreement.

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposits receivable from affiliate was established on the Condensed Balance Sheet. The receivable will be adjusted over the life of the Agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission.

The Company incurred amortization expense of $3.6 for the 3 months ended June 30, 2005, which is included in Other expenses on the Condensed Statement of Operations.

Recently Adopted Accounting Standards

(See the Recently Adopted Accounting Standards Footnote to the condensed financial statements for further information.)

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of non-insurance financial products relative to insurance products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity, and other retirement savings product sales. The President has also established an advisory panel to study reform of the Internal Revenue Code. The panel is scheduled to report its findings and make recommendations to the Secretary of Treasury by the end of September 2005. The recommendations of this panel, if enacted by Congress, could affect the tax treatment of life insurance companies and products. Legislation to restructure the Social Security System and expand private pension plan incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.

Item 4. Controls and Procedures

a)    The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

b)    There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. This discussion should be read in conjunction with the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2004 Form 10-K Annual Report.

Item 6. Exhibits

2.            Agreement and Plan of Merger dated June 25, 2003, by and between USG Annuity & Life Company, United Life & Annuity Insurance Company, Equitable Life Insurance Company of Iowa and Golden American, incorporated by reference in Exhibit 99-8 in the Company's Form 8K filed with the SEC on January 2, 2004 (File No. 333-87270).

3.(i)       Restated Articles of Incorporation Providing for the Redomestication of Golden American Life Insurance Company dated July 2 and 3, 2003, effective January 1, 2004, incorporated by reference to Company's 10-K, as filed with the SEC on March 29, 2004 (File No. 033-87270).

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

(ii)     Amended and Restated By-Laws of ING USA Annuity and Life Insurance Company, effective January 1, 2005, incorporated by reference to the Company's 10-Q, as filed with the SEC on May 13, 2005 (File No. 033-87270).

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

(b)      Single Premium Deferred Modified Guaranteed Annuity Master Contract and Single Premium Deferred Modified Guaranteed Annuity Certificate - Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 for Golden American Life Insurance Company, as filed with the SEC on September 13, 2000 (File No. 333-40596).

(c)      Individual Retirement Annuity Rider; Roth Individual Retirement Annuity Rider; Simple Retirement Account Rider; and 403(b) Rider - Incorporated herein by reference to Post-Effective Amendment No. 34 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on April 15, 2003 (File No. 033-23351).

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

(e)      Interest in Fixed Account I under Variable Annuity Contracts - Incorporated herein by reference to: Post-Effective Amendment No. 12 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the Securities and Exchange Commission on April 26, 1999 (File Nos. 033-59261, 811-5626); Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 for Golden American life Insurance Company, as filed with the SEC on April 26, 1999 (File Nos. 333-28769, 811-5626); and Incorporated by reference to Pre-Effective Amendment No. 1 to Registration statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on June 26, 2000 (File Nos. 333-33914, 811-5626).

(f)       Interests in Fixed Account II under Variable Annuity Contracts - Incorporated herein by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 2, 2000 (File No. 333-28679, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 2 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on February 26, 2001 (File No. 333-30180, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 26, 1999 (File No. 333-28755, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 26, 1999 (File No. 333-66757, 811-5626), Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 26, 2001 (File No. 333-63692, 811-5626), Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on December 11, 2001 (File No. 333-70600, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on April 16, 2003 (File No. 333-90516, 811-5626), Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on July 3, 2003 (File No. 333-101481; 811-5626), and Incorporated herein by reference to an Initial filing to Registration Statement on Form N-4 for Separate Account B of ING USA Annuity and Life Insurance Company as filed with the SEC on July 9, 2004 (File No. 333-117260; 811-5626).

(g)      Interest in the Guaranteed Account under Variable Annuity Contracts - Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-2 for Golden American Life Insurance Company, as filed with the SEC on June 29, 2001 (File No. 333-57212).

10. Coinsurance Agreement between ING USA Annuity and Life Insurance Company and Security Life of Denver Insurance Company, effective May 1, 2005.

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

August 11, 2005 (Date)

ING USA Annuity and Life Insurance Company

(Registrant)

By:      /s/ David A. Wheat_________________________

David A. Wheat

Director, Executive Vice President and

Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)