Form 10-Q
period 2005-09-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2005-11-14
CIK 836658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005 OR
☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to

Commission file number:      333-57212, 333-104539, 333-104546, 333-104547, 333-104548, and 333-123936

ING USA ANNUITY AND LIFE INSURANCE COMPANY (Exact name of registrant as specified in its charter)
Iowa (State or other jurisdiction of incorporation or organization) 1475 Dunwoody Drive West Chester, Pennsylvania (Address of principal executive offices)	41-0991508 (IRS employer identification no.) 19380-1478 (Zip code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 Par Value, as of November 10, 2005, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for period ended September 30, 2005

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Net investment income	$242.1	$273.1	$773.6	$801.0
Fee income	194.7	147.2	538.2	412.8
Premiums	5.2	6.3	16.4	16.4
Net realized capital gains	18.7	4.5	94.3	55.5
Total revenue	460.7	431.1	1,422.5	1,285.7
Benefits and expenses:
Interest credited and other benefits
to contractowners	265.6	271.6	811.2	836.3
Operating expenses	51.2	38.7	142.9	116.6
Amortization of deferred policy acquisition
costs and value of business acquired	62.8	79.4	241.5	186.5
Interest expense	7.6	0.9	22.1	4.2
Other	6.1	0.9	10.7	1.2
Total benefits and expenses	393.3	391.5	1,228.4	1,144.8
Income before income taxes and cumulative
effect of change in accounting principle	67.4	39.6	194.1	140.9
Income tax (benefit) expense	(12.9)	37.0	26.8	69.8
Income before cumulative effect of change
in accounting principle	80.3	2.6	167.3	71.1
Cumulative effect of change in accounting
principle, net of tax	-	-	-	(1.0)
Net income	$80.3	$2.6	$167.3	$70.1

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $15,525.5 at 2005 and $17,045.9 at 2004)	$15,638.3	$17,489.2
Equity securities, available-for-sale, at fair value
(cost of $27.1 at 2005 and $34.8 at 2004)	27.5	35.3
Mortgage loans on real estate	3,636.7	3,851.8
Policy loans	167.9	169.0
Other investments	357.3	228.8
Securities pledged (amortized cost of $1,531.0 at
2005 and $1,100.5 at 2004)	1,530.2	1,108.6
Total investments	21,357.9	22,882.7
Cash and cash equivalents	128.6	209.0
Short-term investments under securities loan agreement	804.7	402.8
Accrued investment income	190.9	205.8
Receivable for securities sold	12.0	38.9
Deposit receivable from affiliate	2,704.4	-
Reinsurance recoverable from affiliate	928.8	1,388.1
Deferred policy acquisition costs	2,110.1	1,704.1
Value of business acquired	122.0	112.2
Sales inducements to contractowners	550.6	514.6
Due from affiliates	463.2	184.3
Other assets	26.9	28.4
Assets held in separate accounts	28,809.9	24,746.7
Total assets	$58,210.0	$52,417.6

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2005	2004
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$23,827.0	$22,961.0
Payables for securities purchased	116.1	35.9
Payables under securities loan agreement	804.6	402.8
Borrowed money	764.2	713.4
Notes to affiliates	435.0	435.0
Due to affiliates	61.2	43.6
Current income taxes	133.9	15.7
Deferred income taxes	93.2	12.6
Other liabilities	312.4	276.4
Liabilities related to separate accounts	28,809.9	24,746.7
Total liabilities	55,357.5	49,643.1

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding;
$10 per share value)	2.5	2.5
Additional paid-in capital	4,042.7	4,041.1
Accumulated other comprehensive income	21.8	112.7
Retained earnings (deficit)	(1,214.5)	(1,381.8)
Total shareholder's equity	2,852.5	2,774.5
Total liabilities and shareholder's equity	$58,210.0	$52,417.6

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income	(Deficit)	Equity
Balance at December 31, 2003	$2.5	$3,811.1	$188.1	$(1,473.7)	$2,528.0
Comprehensive loss:
Net income	-	-	-	70.1	70.1
Other comprehensive loss,
net of tax:
Change in net unrealized
gain (loss) on securities
($(109.2) pretax)	-	-	(97.2)	-	(97.2)
Total comprehensive loss					(27.1)
Contribution of capital	-	40.0	-	-	40.0
Balance at September 30, 2004	$2.5	$3,851.1	$90.9	$(1,403.6)	$2,540.9

Balance at December 31, 2004	$2.5	$4,041.1	$112.7	$(1,381.8)	$2,774.5
Comprehensive income:
Net income	-	-	-	167.3	167.3
Other comprehensive loss,
net of tax:
Change in net unrealized
gain (loss) on securities
($(142.9) pretax)	-	-	(90.9)	-	(90.9)
Total comprehensive income					76.4
Employee share-based payments	-	1.6	-	-	1.6
Balance at September 30, 2005	$2.5	$4,042.7	$21.8	$(1,214.5)	$2,852.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2005	2004
		(Restated)

Net cash provided by operating activities	$728.6	$497.6

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	12,500.5	14,889.0
Equity securities, available-for-sale	16.2	104.0
Mortgage loans on real estate	599.6	303.7
Acquisition of:
Fixed maturities, available-for-sale	(13,831.0)	(16,879.5)
Equity securities, available-for-sale	(8.2)	(8.1)
Mortgage loans on real estate	(387.4)	(625.2)
Short-term investments	(46.7)	(28.2)
Other	(85.4)	(98.8)
Net cash used for investing activities	(1,242.4)	(2,343.1)

Cash Flows from Financing Activities:
Deposits received for investment contracts	4,050.7	4,253.9
Maturities and withdrawals from investment contracts	(3,951.0)	(2,226.3)
Block of deposits coinsured to affiliate	(176.0)	-
Reinsurance recoverable on investment contracts	458.9	(350.8)
Notes to affiliates	-	(50.0)
Short-term loans	50.8	156.1
Contribution of capital from Parent	-	40.0
Net cash provided by financing activities	433.4	1,822.9
Net decrease in cash and cash equivalents	(80.4)	(22.6)
Cash and cash equivalents, beginning of period	209.0	65.1
Cash and cash equivalents, end of period	$128.6	$42.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

1.	Organization and Significant Accounting Policies

Basis of Presentation

ING USA Annuity and Life Insurance Company (“ING USA” or the “Company,” as appropriate) is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. ING USA is authorized to conduct its insurance business in the District of Columbia and all states except New York.

ING USA is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

On January 1, 2004, the Company simultaneously redomesticated from Delaware to Iowa, changed its name from Golden American Life Insurance Company to ING USA Annuity and Life Insurance Company, and merged the following affiliates into the Company: Equitable Life Insurance Company of Iowa ("Equitable Life"), USG Annuity & Life Company, and United Life & Annuity Insurance Company. Prior to the merger date, ING USA was a wholly-owned subsidiary of Equitable Life.

The condensed financial statements and notes as of September 30, 2005 (unaudited) and December 31, 2004, and for the three and nine months ended September 30, 2005 and 2004 (“unaudited interim periods”), have been prepared in accordance with accounting principles generally accepted in the United States.

The condensed financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows, for the unaudited interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company’s 2004 Annual Report on Form 10-K. The results of operations for the unaudited interim periods may not be considered indicative of results to be expected for the full year.

Description of Business

The Company offers various insurance products including immediate and deferred variable and fixed annuities. The Company also offers guaranteed investment contracts and funding agreements, collectively referred to as "GICs", marketed by direct sale by home office personnel or through specialty insurance brokers.

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

Reclassifications

Certain reclassifications have been made to prior period financial information to conform to the current period classifications (see note 10).

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

2.	New and Recently Adopted Accounting Standards

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets, related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages, that occurs by the exchange of a contract for a new contract, by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by Statement of Financial Accounting Standards (“FAS”) No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”), as short-duration and long-duration insurance contracts, and by FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”), as investment contracts.

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company is in the process of determining the impact of adoption of SOP 05-1.

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” ("EITF 04-5"), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation No. 46(R): “Consolidation of Variable Interest Entities” ("FIN 46(R)"). EITF 04-5 is effective immediately for all new limited partnerships formed and for existing limited partnerships for which partnership agreements are modified after June 29, 2005, and is effective for all other limited partnerships at the commencement of the first reporting period beginning after December 15, 2005.

The Company’s limited partnership investment totaling $19.7 in Powers Ferry Properties Ltd Partnership (“PFP”), an affiliate acquired on May 12, 2005, is accounted for using the equity method, as ING USA does not have substantive kick-out or participating rights and, therefore, cannot overcome the presumption of control by the general partner of PFP. As of September 30, 2005, the Company’s remaining investments in limited partnerships are generally considered variable interest entities under FIN 46(R), and are accounted for using the cost or equity method of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other investments on the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS No. 123R is effective at the beginning of the first annual period beginning after June 15, 2005 for registrants. Earlier adoption is encouraged. FAS No. 123R provides two transition methods, modified-prospective and modified-retrospective.

The Company early adopted the provisions of FAS No. 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in the first nine months of 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value in accordance with the provisions of FAS No. 123R. Results for prior periods are not restated. Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by FAS No. 123. No stock based employee compensation cost was recognized in the Statement of Operations during 2004, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2005 and 2004 were those of ING, the Company’s ultimate parent. As a result of adopting FAS No. 123R, the Company’s net income for the three and nine months ended September 30, 2005, are $0.4 and $1.0 lower, respectively, than if it had continued to account for share-based payments under APB No. 25.

Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

The Company adopted SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), on January 1, 2004. The Company determined that it was affected by the SOP 03-1 requirements to establish additional liabilities for certain guaranteed benefits and products with patterns of cost of insurance charges resulting in losses in later policy durations from the insurance benefit function and to defer, amortize, and recognize separately, sales inducements to contractowners. As such, $485.9 was reclassified from deferred policy acquisition costs to sales inducements as of January 1, 2004.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

In the fourth quarter of 2004, the Company implemented Technical Practice Aid 6300.05-6300.08, “Q&As Related to the Implementation of SOP 03-1, ‘Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”’ (the “TPA”). The TPA was implemented retroactive to the original implementation date of SOP 03-1, January 1, 2004, and reported as an adjustment to the SOP 03-1 cumulative effect of change in accounting principle.

The adoptions of SOP 03-1 and the TPA resulted in a cumulative effect of a change in accounting principles of $(1.6), before tax or $(1.0), net of $0.6 of income taxes.

3.	Deferred Policy Acquisition Costs and Value of Business Acquired

Deferred policy acquisition costs (“DAC”) represent policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business.

Value of business acquired (“VOBA”) represents the outstanding value of in force business capitalized in purchase accounting when the Company was acquired and is subject to amortization. The value is based on the present value of estimated net cash flows embedded in the Company’s contracts.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Activity for the nine months ended September 30, 2005 and 2004, within DAC, was as follows:

	2005	2004
Balance at January 1	$1,704.1	$1,826.7
Deferrals of commissions and expenses	461.9	433.2
Amortization:
Amortization	(305.0)	(251.1)
Interest accrued at 4% to 6%	79.5	64.3
Net amortization included in the Statements of Operations	(225.5)	(186.8)
Change in unrealized gains and losses on
available-for-sale securities	169.6	(61.3)
Implementation of the SOP and TPA	-	(482.3)
Balance at September 30	$2,110.1	$1,529.5

Activity for the nine months ended September 30, 2005 and 2004, within VOBA, was as follows:

	2005	2004
Balance at January 1	$112.2	$111.5
Amortization:
Amortization	(20.9)	(4.9)
Interest accrued at 4% to 6%	4.9	5.2
Net amortization included in the Statements of Operations	(16.0)	0.3
Change in unrealized gains and losses on
available-for-sale securities	25.8	(5.8)
Implementation of the SOP and TPA	-	7.7
Balance at September 30	$122.0	$113.7

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

4.	Investments

Impairments

The following table identifies the Company’s other-than-temporary impairments, included in net realized capital gains (losses), by type for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Residential mortgage-backed	$0.6	8	$3.0	43
Limited partnership	0.6	1	-	-
Asset-backed	-	1	1.8	3
Total	$1.2	10	$4.8	46

	Nine Months Ended September 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Foreign Corporate	$-	-	$1.9	1
Residential mortgage-backed	14.1	78	8.6	81
Commercial Mortgage	1.2	1	-	-
Limited partnership	0.6	1	-	-
Asset-backed	1.9	3	7.4	4
Total	$17.8	83	$17.9	86

The fair value of the investments which have had other-than-temporary impairments as of September 30, 2005 and 2004 is $150.8 and $163.8, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

5.	Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2005 and 2004 were (19.1)% and 93.4%, respectively. The effective tax rates for the nine months ended September 30, 2005 and 2004 were 13.8% and 49.5%, respectively. The effective rate differs from the statutory rate due to the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
IRS audit settlement	(36.1)%	0.0%	(12.6)%	0.0%
Dividends received deduction	(18.1)%	12.2%	(8.8)%	1.4%
Investments	0.0%	37.2%	0.0%	10.8%
Other	0.1%	9.0%`	0.2%	2.3%
Total effective tax rate	(19.1)%	93.4%	13.8%	49.5%

The Internal Revenue Service (“IRS”) completed its examination of the Company’s returns for tax years 2000 and 2001. The provision as of September 30, 2005 reflects non-recurring favorable adjustments, resulting from a reduction in the tax liability that is no longer necessary based on the results of the IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the Company’s positions.

The IRS has commenced examination of the Company’s returns for tax years 2002 and 2003.

6.	Related Party Transactions

Coinsurance Agreement

In an effort to diversify the product base between affiliated entities, effective May 1, 2005, ING USA entered into a coinsurance agreement with its affiliate, Security Life of Denver Insurance Company (“Security Life”). Under the terms of the agreement, Security Life assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by ING USA between January 1, 2001 and December 31, 2003. ING USA remains directly obligated to the contractowners of the contracts.

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

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Condensed Balance Sheet. The receivable will be adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission.

The Company incurred amortization expense of the negative ceding commission of $5.4 and $9.0 for the three and nine months ended September 30, 2005, respectively, which is included in Other expenses on the Condensed Statements of Operations.

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

The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), an affiliate, to facilitate the handling of unanticipated short term cash requirements. Under this agreement, which became effective in January 2004 and expires on January 14, 2014, either party can borrow from the other up to 3% of the Company's statutory admitted assets as of the preceding December 31. Interest on any ING USA borrowing is charged at the rate of ING AIH’s cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, the Company incurred interest expense of $0.4 and minimal interest expense for the three months ended September 30, 2005 and 2004, respectively, and $0.7 and $0.1 for the nine months ended September 30, 2005, and 2004, respectively. The Company earned interest income of $0.9 and $0.5 for the three months ended September 30, 2005 and 2004, respectively, and $2.7 and $1.6 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005 and December 31, 2004, respectively, the Company had $460.2 and $184.2 receivable from ING AIH under this agreement.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

8.	Commitments and Contingent Liabilities

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At September 30, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $532.1, $80.0 of which was with related parties. At December 31, 2004, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $175.3, none of which was with related parties. During the nine months ended September 30, 2005, $5.0 was funded to related parties under off-balance sheet commitments.

Financial Guarantees

In the third quarter of 2005, the Company purchased a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company would be required to reimburse the guaranteed party for the loss under the reference obligation, and the Company would receive that reference obligation in settlement. The Company could then recover any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2005, the maximum potential future exposure to the Company under the guarantee is $12.0.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

9.	Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of accumulated other comprehensive income as of September 30, 2005 and 2004:

	2005	2004
Net unrealized capital gains (losses):
Fixed maturities available-for-sale	$112.0	$483.6
Equity securities available-for-sale	0.3	0.9
DAC/VOBA adjustment on available-for-sale securities	(63.1)	(277.7)
Sales inducements amortization adjustment	0.5	(8.8)
Other investments (primarily limited partnerships)	(8.6)	(9.3)
Subtotal	41.1	188.7
Less: deferred income taxes	14.4	97.8
Net unrealized capital gains	26.7	90.9
Minimum pension liability	(4.9)	-
Accumulated other comprehensive income	$21.8	$90.9

Changes in accumulated other comprehensive income, net of DAC/VOBA and tax, related to changes in net unrealized gains (losses) on securities, including securities pledged, were as follows:

	Nine Months Ended September 30,
	2005	2004
Unrealized holding losses arising during the period(1)	$(35.7)	$(43.8)
Less: reclassification adjustment for realized gains and other
items included in net income(2)	55.2	53.4
Net unrealized losses on securities	$(90.9)	$(97.2)

(1)	Pretax unrealized holding losses arising during the period were $(56.2) and $(49.2) for the nine months ended September 30, 2005 and 2004, respectively.
(2)	Pretax reclassification adjustments for realized gains and other items included in net income were $86.7 and $60.0, for the nine months ended September 30, 2005 and 2004, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

10.	Reclassifications and Changes to Prior Year Presentation

During 2005, certain changes were made to the Condensed Statement of Cash Flows for the nine months ended September 30, 2004, to reflect the correct balances, primarily related to investment contracts and receivables and payables for securities. As a result of these adjustments, the Company has labeled the Condensed Statement of Cash Flows for the nine months ended September 30, 2004 as restated. The following summarizes the adjustments:

	Previously
Nine months ended September 30, 2004	Reported	Adjustment	Restated
Net cash provided by operating activities	$989.1	$(491.5)	$497.6
Net cash used for investing activities	(2,435.7)	92.6	(2,343.1)
Net cash provided by financing activities	1,424.0	398.9	1,822.9

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or “the Company”) for the three and nine months ended September 30, 2005 and 2004, and of the financial condition as of September 30, 2005 and December 31, 2004. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2004 Annual Report on Form 10-K.

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

Results of Operations

Overview

Products offered by the Company include immediate and deferred fixed and variable annuity contracts, designed to address customer needs for tax-advantaged savings, retirement needs, and wealth-protection concerns, and guaranteed investment contracts and funding agreements, collectively referred to as "GICs", sold primarily to institutional investors and corporate benefit plans.

The Company derives its revenue mainly from (a) fee income generated on average variable annuity assets under management (“AUM”), (b) net investment income earned on average fixed AUM, and (c) certain other management fees. Fee income is primarily generated from separate account assets, which are deposited to the Company through the sale of variable annuity contracts. Net investment income from average fixed AUM is mainly generated from annuity products with fixed investment options. The Company’s expenses primarily consist of interest credited and other benefits to contractowners, amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), expenses related to the selling and servicing of the various products offered by the Company, and other general business expenses.

Effective May 1, 2005, the Company entered into a coinsurance agreement with its affiliate, Security Life of Denver Insurance Company (“Security Life”). Under this agreement, the Company transferred $2.7 billion in assets to Security Life.

The Company’s results of operations for the three and nine months ended September 30, 2005, and changes therein, were primarily impacted by increasing variable annuity AUM, increasing sales, changing equity market and interest rate conditions, portfolio realignment, rising expenses, and the coinsurance agreement between the Company and Security Life. Market conditions for the three and nine months ended September 30, 2005 positively impacted the Company, as increases in the equity markets increased the value of the Company’s average variable annuity AUM, and low relative interest rates allowed the Company to generate additional realized gains.

	Three Months Ended September 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$242.1	$273.1	$(31.0)	(11.4)%
Fee income	194.7	147.2	47.5	32.3%
Premiums	5.2	6.3	(1.1)	(17.5)%
Net realized capital gains	18.7	4.5	14.2	NM
Total revenue	460.7	431.1	29.6	6.9%

Benefits and expenses:
Interest credited and other
benefits to contractowners	265.6	271.6	(6.0)	(2.2)%
Operating expenses	51.2	38.7	12.5	32.3%
Amortization of deferred policy
acquisition costs and value
of business acquired	62.8	79.4	(16.6)	(20.9)%
Interest expense	7.6	0.9	6.7	NM
Other	6.1	0.9	5.2	NM
Total benefits and expenses	393.3	391.5	1.8	0.5%

Income before income taxes and
cumulative effect of change in
accounting principle	67.4	39.6	27.8	70.2%
Income tax expense	(12.9)	37.0	(49.9)	NM
Income before cumulative effect
of change in accounting principle	80.3	2.6	77.7	NM
Cumulative effect of change in
accounting principle, net of tax	-	-	-
Net income	$80.3	$2.6	$77.7	NM

Effective tax rate	(19.1)%	93.4%

NM - Not meaningful.

	Nine Months Ended September 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$773.6	$801.0	$(27.4)	(3.4)%
Fee income	538.2	412.8	125.4	30.4%
Premiums	16.4	16.4	-	0.0%
Net realized capital gains	94.3	55.5	38.8	69.9%
Total revenue	1,422.5	1,285.7	136.8	10.6%

Benefits and expenses:
Interest credited and other
benefits to contractowners	811.2	836.3	(25.1)	(3.0)%
Operating expenses	142.9	116.6	26.3	22.6%
Amortization of deferred policy
acquisition costs and value
of business acquired	241.5	186.5	55.0	29.5%
Interest expense	22.1	4.2	17.9	NM
Other	10.7	1.2	9.5	NM
Total benefits and expenses	1,228.4	1,144.8	83.6	7.3%

Income before income taxes and
cumulative effect of change in
accounting principle	194.1	140.9	53.2	37.8%
Income tax expense	26.8	69.8	(43.0)	(61.6)%
Income before cumulative effect
of change in accounting principle	167.3	71.1	96.2	135.3%
Cumulative effect of change in
accounting principle, net of tax	-	(1.0)	1.0	100.0%
Net income	$167.3	$70.1	$97.2	138.7%

Effective tax rate	13.8%	49.5%

NM - Not meaningful.

Revenues

Total revenue increased for both the three and nine months ended September 30, 2005 from the three and nine months ended September 30, 2004, primarily due to higher Fee income and Net realized capital gains, partially offset by lower Net investment income. Fee income increased primarily due to a $6.5 billion, 30.7% increase in average variable AUM, resulting primarily from variable annuities sales. The increase in Net realized capital gains for both the three and nine months ended September 30, 2005 was mainly driven by an increase in realized gains on fixed maturities, and reflects ongoing investment portfolio management in a low relative interest rate environment. Net investment income decreased for the three and nine months ended September 30, 2005, primarily due to a decline in yields, the transfer of investments to Security Life, increased investments in derivative instruments, and higher S&P futures costs, partially offset by an increase in average fixed AUM.

Premiums did not fluctuate significantly during the three and nine months ended September 30, 2005, compared to the same periods for 2004.

Benefits and Expenses

Operating expenses increased for the three and nine months ended September 30, 2005, primarily due to the growth of the business, benefit costs, and the implementation of the Sarbanes-Oxley Act of 2002. Amortization of DAC and VOBA decreased for the three months ended September 30, 2005 and increased for the nine months ended September 30, 2005. The three month decrease is mainly due to a deceleration of amortization of $19.5, as a result of equity experience and withdrawal rates differing from the Company’s economic assumptions. The nine-month increase was primarily due to an increase in variable annuity fee revenue and higher realized capital gains. Also, during the three months ended September 30, 2005, the Company unlocked its long term equity return assumptions, decreasing the assumed return on policyholder separate account funds. The Company also unlocked mortality, surrender rate and partial withdrawal rate assumptions underlying some variable and fixed annuity products. Interest expense increased for the three and nine months ended September 30, 2005 from the same periods in 2004 primarily driven by $7.1 and $21.1 in interest on the Company’s $435.0 in surplus notes. Other expenses for the three and nine months ended September 30, 2005 include $5.4 and $9.0 in amortization of negative ceded commission related to the coinsurance agreement between ING USA and Security Life.

Interest credited and other benefits to contractowners did not fluctuate significantly during the three and nine months ended September 30, 2005, compared to the same periods for 2004.

Net Income and Taxes

Fluctuations in each of the line items discussed above resulted in an overall increase in Income before taxes for the three and nine months ended September 30, 2005, respectively. The decrease in effective tax rate is primarily due to an increase in the amount allowed for the dividends received deduction and non-recurring favorable adjustments related to a 2000 and 2001 Internal Revenue Service (“IRS”) audit settlement.

The Cumulative effect of change in accounting principle for the nine months ended September 30, 2004, reflects the Company's adoption of Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts."

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

For a discussion of the Company’s use of derivatives, see “Liquidity and Capital Resources - Derivatives.”

Portfolio Composition

The following table presents the investment portfolio at September 30, 2005 and December 31, 2004.

	2005		2004
	Carrying Value	%	Carrying Value	%
Fixed maturities, including securities
pledged	$17,168.5	80.4%	$18,597.8	81.3%
Equity securities	27.5	0.1%	35.3	0.2%
Mortgage loans on real estate	3,636.7	17.0%	3,851.8	16.8%
Real estate	2.2	0.0%	1.8	0.0%
Policy loans	167.9	0.8%	169.0	0.7%
Short-term investments	53.6	0.3%	6.9	0.0%
Other investments	301.5	1.4%	220.1	1.0%
	$21,357.9	100.0%	$22,882.7	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, as of September 30, 2005, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$823.5	$1.4	$7.6	$817.3
State, municipalities, and political
subdivisions	20.1	0.4	0.1	20.4

U.S. corporate securities:
Public utilities	1,553.9	48.6	14.7	1,587.8
Other corporate securities	5,007.4	109.9	53.3	5,064.0
Total U.S. corporate securities	6,561.3	158.5	68.0	6,651.8

Foreign securities:
Government	391.2	14.3	2.6	402.9
Other	2,380.8	45.3	26.9	2,399.2
Total foreign securities	2,772.0	59.6	29.5	2,802.1

Residential mortgage-backed securities	3,790.9	39.7	39.5	3,791.1
Commercial mortgaged-backed securities	1,319.5	21.5	14.1	1,326.9
Other asset-backed securities	1,769.2	7.4	17.7	1,758.9

Total fixed maturities, including fixed
maturities pledged	17,056.5	288.5	176.5	17,168.5
Less: fixed maturities pledged	1,531.0	7.0	7.8	1,530.2

Total fixed maturities	$15,525.5	$281.5	$168.7	$15,638.3

Fixed maturities, available-for-sale, as of December 31, 2004, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$464.0	$1.8	$1.1	$464.7
State, municipalities, and political
subdivisions	20.7	-	0.8	19.9

U.S. corporate securities:
Public utilities	1,796.9	78.4	8.9	1,866.4
Other corporate securities	6,292.4	243.5	22.7	6,513.2
Total U.S. corporate securities	8,089.3	321.9	31.6	8,379.6

Foreign securities:
Government	518.9	24.2	2.2	540.9
Other	2,571.2	97.7	11.5	2,657.4
Total foreign securities	3,090.1	121.9	13.7	3,198.3

Residential mortgage-backed securities	3,440.3	43.9	22.4	3,461.8
Commercial mortgaged-backed securities	1,107.8	34.9	3.0	1,139.7
Other asset-backed securities	1,934.2	14.3	14.7	1,933.8

Total fixed maturities, including fixed
maturities pledged	18,146.4	538.7	87.3	18,597.8
Less: fixed maturities pledged	1,100.5	9.8	1.7	1,108.6

Total fixed maturities	$17,045.9	$528.9	$85.6	$17,489.2

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at September 30, 2005 and December 31, 2004. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s, and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at September 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$6,865.3	40.0%	$6,542.5	35.2%
AA	957.1	5.5%	865.3	4.7%
A	3,299.1	19.2%	4,035.7	21.7%
BBB	5,384.8	31.4%	6,325.2	34.0%
BB	595.2	3.5%	710.7	3.8%
B and below	67.0	0.4%	118.4	0.6%
Total	$17,168.5	100.0%	$18,597.8	100.0%

96.1% and 95.6% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at September 30, 2005 and December 31, 2004, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at September 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate, states, and municipalities	$6,672.2	38.9%	$8,399.5	45.2%
Residential mortgage-backed	3,791.1	22.1%	3,461.8	18.6%
Foreign(1)	2,802.1	16.3%	3,198.3	17.2%
Commercial/multifamily mortgage-backed	1,326.9	7.7%	1,139.7	6.1%
Other asset-backed	1,758.9	10.2%	1,933.8	10.4%
U.S. Treasuries/Agencies	817.3	4.8%	464.7	2.5%
Total	$17,168.5	100.0%	$18,597.8	100.0%

(1)	Primarily U.S. dollar denominated

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at September 30, 2005.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $3,636.7 and $3,851.8 at September 30, 2005 at December 31, 2004, respectively. These loans are reported at amortized cost, less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows, cash flows from the loan (discounted at the loan’s effective interest rate), or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write down charged to realized loss. At September 30, 2005 and December 31, 2004, the Company had no allowance for mortgage loan credit losses.

Unrealized Losses

Fixed maturities, including securities pledged to creditors, comprise 80.4% and 81.3% of the Company’s total investment portfolio at September 30, 2005 and December 31, 2004, respectively. Unrealized losses related to fixed maturities are analyzed in the following tables.

Unrealized losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at September 30, 2005 and December 31, 2004:

	2005				2004
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$82.7	46.9%	2.0	1.1%	$26.6	30.5%	$0.6	0.7%
More than six months
and less than twelve
months below
amortized cost	40.4	22.9%	2.5	1.4%	28.0	32.0%	1.9	2.2%
More than twelve months
below amortized cost	48.0	27.2%	0.9	0.5%	26.1	29.9%	4.1	4.7%
Total unrealized loss	$171.1	97.0%	$5.4	3.0%	$80.7	92.4%	$6.6	7.6%

Unrealized losses at September 30, 2005, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the carrying amount of securities in unrealized loss position at September 30, 2005:

		More than
		Six Months
	Less than	and less than	More than
	Six Months	Twelve Months	Twelve Months
Interest rate or spread widening	$50.4	$26.2	$28.5
Mortgage and other asset-backed
securities	34.3	16.7	20.4
Total unrealized loss	$84.7	$42.9	$48.9
Carrying amount	$6,759.8	$2,122.9	$1,311.7

Unrealized losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2005:

			Commercial/
		Residential	Multi-family		U.S.	Other
	U.S.	Mortgage-	Mortgage-		Treasuries/	Asset-
	Corporate	Backed	Backed	Foreign	Agencies	Backed	Total
Less than six
months below
amortized cost	$31.8	$22.2	$8.1	$13.1	$5.5	$4.0	$84.7
More than six
months and less
than twelve
months below
amortized cost	19.0	8.9	3.9	6.3	0.9	3.9	42.9
More than twelve
months below
amortized cost	17.2	8.5	2.1	10.2	1.1	9.8	48.9
Total unrealized loss	$68.0	$39.6	$14.1	$29.6	$7.5	$17.7	$176.5

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

The following table identifies the Company’s other-than-temporary impairments by type for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Residential mortgage-backed	$0.6	8	$3.0	43
Limited partnership	0.6	1	-	-
Asset-backed	-	1	1.8	3
Total	$1.2	10	$4.8	46

	Nine Months Ended September 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Foreign Corporate	$-	-	$1.9	1
Residential mortgage-backed	14.1	78	8.6	81
Commercial Mortgage	1.2	1	-	-
Limited partnership	0.6	1	-	-
Asset-backed	1.9	3	7.4	4
Total	$17.8	83	$17.9	86

Net Realized Capital Gains and Losses

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments. Net realized capital gains (losses) on investments were as follows:

	Three Months Ended September 30,
	2005	2004
Fixed maturities	$17.0	$2.0
Equity securities	-	0.1
Derivatives	2.2	4.5
Other	(0.5)	(2.1)
Pretax net realized capital gains	$18.7	$4.5
After-tax net realized capital gains	$12.2	$2.9

	Nine Months Ended September 30,
	2005	2004
Fixed maturities	$72.0	$30.7
Equity securities	0.2	5.4
Derivatives	22.2	21.4
Other	(0.1)	(2.0)
Pretax net realized capital gains	$94.3	$55.5
After-tax net realized capital gains	$61.3	$36.1

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

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of the Company’s statutory admitted assets as of the prior December 31. The Company had $460.2 and $184.2 receivable from ING AIH under the reciprocal loan agreement as of September 30, 2005 and December 31, 2004, respectively. The Company also maintains a $100.0 uncommitted, perpetual revolving loan facility with Bank of New York. At September 30, 2005 and December 31, 2004, the Company did not have any amounts outstanding under the revolving loan facility. Prior to September 30, 2005, the Company also maintained a $125.0 uncommitted revolving note facility with SunTrust Bank, Atlanta (“SunTrust”). At December 31, 2004, the Company had no outstanding balances under this facility. Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the FHLB and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At September 30, 2005 and December 31, 2004, respectively, the Company had $126.0 and $376.3 in non-putable funding agreements issued to FHLB. At September 30, 2005 and December 31, 2004, respectively, assets with a carrying value of approximately $164.5 and $422.0 collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in fixed maturities in the Balance Sheets.

Financial Guarantees

In the third quarter of 2005, the Company purchased a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company would be required to reimburse the guaranteed party for the loss under the reference obligation, and the Company would receive that reference obligation in settlement. The Company could then recover any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2005, the maximum potential future exposure to the Company under the guarantee is $12.0.

Capital Contributions and Dividends

During the nine months ended September 30, 2005, the Company received no capital contributions from its parent. During the nine months ended September 30, 2004, the Company received $40.0 in capital contributions from its parent. The Company did not pay any dividends on its common stock during the nine months ended September 30, 2005 and 2004.

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

At September 30, 2005, the guaranteed value of these death benefits in excess of account values was estimated to be $2.6 billion before reinsurance, which was a $0.1 billion increase from the estimated $2.5 billion at December 31, 2004. The increase was primarily driven by sales of these guarantees, in addition to lower than expected fund performance. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, the Company has instituted an equity hedging program in lieu of reinsurance, to mitigate the risk produced by the guaranteed death benefits. The equity hedging program is based on the Company entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets. At September 30, 2005, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.5 billion, of which $648.6 is projected to be covered by the Company’s equity hedging program. These amounts are consistent with December 31, 2004. As of September 30, 2005, the Company has recorded a liability of $98.5, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased $31.6 from $66.9 at December 31, 2004, mainly due to the increase in fees used to fund the reserve.

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

At September 30, 2005, the guaranteed value of these living benefits in excess of account values was estimated to be $318.9, which is an increase of $49.2 from an estimated $269.7 at December 31, 2004. The increase was primarily driven by lower than expected fund performance. All living benefits are covered by the Company’s equity hedging program. The Company does not seek hedging accounting treatment. As of September 30, 2005, the Company has recorded a liability of $64.4 representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased $24.1 from $40.3 at December 31, 2004, mainly due to the increase in fees used to fund the reserve during the first nine months of 2005. For GMIBs, the liability is recorded in accordance with the provisions of SOP 03-1. For GMABs and GMWBs, the liability is held at a value calculated in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Historical volatilities and a fixed interest rate are utilized to calculate the reserve.

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under FAS No. 133, as the Company has not historically sought hedge accounting treatment.

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

The Company also has investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

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

Reinsurance Recoverable

The reinsurance recoverable decreased by $459.3 to $928.8 for the nine months ended September 30, 2005, from $1,388.1 for the year ended December 31, 2004. The decrease is primarily due to decreased reinsurance of GICs to an affiliate company, Security Life, of approximately $458.9.

Coinsurance Agreement

In an effort to diversify the product base between affiliated entities, effective May 1, 2005, ING USA entered into a coinsurance agreement with its affiliate, Security Life of Denver Insurance Company (“Security Life”). Under the terms of the agreement, Security Life assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by ING USA between January 1, 2001 and December 31, 2003. ING USA remains directly obligated to the contractowners of the contracts.

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

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Condensed Balance Sheet. The receivable will be adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission.

The Company incurred amortization expense of the negative ceding commission of $5.4 and $9.0 for the three and nine months ended September 30, 2005, respectively, which is included in Other expenses on the Condensed Statements of Operations.

Recently Adopted Accounting Standards

(See the Recently Adopted Accounting Standards Footnote to the condensed financial statements for further information.)

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of non-insurance financial products relative to insurance products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity, and other retirement savings product sales. Legislation to expand private pension plan initiatives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain. The President established an advisory panel to study reform of the Internal Revenue Code. The panel reported its findings and recommendations to the Secretary of Treasury on November 1, 2005. Some of the panel’s recommendations would affect the tax treatment of life insurance, annuity and other retirement savings products. These panel recommendations are not legislative proposals at this time.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. Reference is made to the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2004 Form 10-K Annual Report, filed March 18, 2005 (SEC File No. 333-123457); and the Company’s Form 8-K Current Report filed on September 28, 2005 (SEC File No. 001-32625).

Item 6.	Exhibits

2.

Agreement and Plan of Merger dated June 25, 2003, by and between USG Annuity & Life Company, United Life & Annuity Insurance Company, Equitable Life Insurance Company of Iowa and Golden American, incorporated by reference in Exhibit 99-8 in the Company's Form 8-K filed with the SEC on January 2, 2004 (File No. 333-87270).

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

November 10, 2005 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)