Form 10-K
period 2005-12-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2006-03-30
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number:       333-57212, 333-104539, 333-104546, 333-104547, 333-104548, 333-123936

ING USA ANNUITY AND LIFE INSURANCE COMPANY (Exact name of registrant as specified in its charter)
Iowa (State or other jurisdiction of incorporation or organization) 1475 Dunwoody Drive West Chester, Pennsylvania (Address of principal executive offices)	41-0991508 (IRS employer identification no.) 19380-1478 (Zip code)
Registrant's telephone number, including area code (610) 425-3400

Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title: 4.50% Secured Medium Term Notes due 2010 of ING USA Global Funding Trust I

Name of Exchange on which registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☒      No     ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     ☐      No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes     ☒      No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.       Yes     ☒      No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer     ☐           Accelerated filer     ☐          Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of March 28, 2006, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

DRAFT - 03/27/2006 - 5:38 PM

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Annual Report on Form 10-K

For the Year Ended December 31, 2005

TABLE OF CONTENTS
Form 10-K Item No.		Page
	PART I

Item 1.	Business**	3
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties**	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders*	23

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data***	25
Item 7.	Management’s Narrative Analysis of the Results of Operations and
	Financial Condition**	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 8.	Financial Statements and Supplementary Data	70
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	127
Item 9A.	Controls and Procedures	127
Item 9B.	Other Information	127

	PART III

Item 10.	Directors and Executive Officers of the Registrant*	128
Item 11.	Executive Compensation*	128
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters*	128
Item 13.	Certain Relationships and Related Transactions*	128
Item 14.	Principal Accounting Fees and Services	129

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	131

	Index to Financial Statement Schedules	138
	Signatures	142

*          Item omitted pursuant to General Instruction I(2) of Form 10-K, except as to Part III, Item 10 with respect to compliance with Sections 406 and 407 of the Sarbanes Oxley Act of 2002.

**        Item prepared in accordance with General Instruction I(2) of Form 10-K.

***       Although item may be omitted pursuant to General Instruction I(2) of Form 10-K, the Company has provided certain disclosure under this Item.

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

Description of Business

ING’s U.S.-based operations offer a broad range of life insurance, annuities, mutual funds, employee benefit, defined contribution, guaranteed investment contracts and funding agreements. For the year ended December 31, 2005, ING’s U.S.-based operations were ranked eighth in sales of variable annuities according to data published by Morningstar, Inc. and seventh in sales of fixed annuities according to data published by LIMRA International Inc. (“LIMRA”), excluding structured settlements. The Company serves as one of the primary vehicles through which ING’s U.S.-based operations write this fixed and variable annuity business. According to LIMRA’s fourth quarter 2005 sales report on Stable Value and Funding Agreement products, ING’s U.S.-based operations were ranked fourth in market share for funding agreement contracts, and ninth for traditional general account guaranteed investment contracts, in terms of total assets.

The Company offers various insurance products including immediate and deferred variable and fixed annuities. The Company’s annuity products are distributed by national wirehouses, regional securities firms, independent National Association of Securities Dealers, Inc. (“NASD”) firms with licensed registered representatives, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and the ING broker-dealer network. The Company’s primary annuity customers are retail consumers.

The Company also offers guaranteed investment contracts and funding agreements, collectively referred to as “GICs”, primarily to institutional investors and corporate benefit plans. These products are marketed by home office personnel or through specialty insurance brokers.

The Company previously provided interest-sensitive, traditional life insurance, and health insurance products. The Company no longer issues these products. The life insurance business is in run-off, and the Company has ceded to other insurers all health insurance.

See “Reserves” for a discussion of the Company’s reserves by product type.

The Company has one operating segment, ING U.S. Financial Services, which offers the products described below.

Products and Services

The Company offers a portfolio of immediate and deferred fixed and variable annuities designed to address customer needs for tax-advantaged savings, retirement needs, and wealth-protection concerns.

Fixed Annuities: The fixed annuities offered by the Company are general account products and include single premium immediate, multi-year guaranteed, annual reset, and equity indexed annuities (“EIAs”). For these contracts, the principal amount is guaranteed, and for a specified time period, the Company credits interest to the customer’s account at a fixed interest rate, or, in the case of an EIA, the greater of a fixed interest rate or a return based upon performance of a specified equity index. The Company bears the investment risk because, while the Company credits customers’ accounts with a stated interest rate, the Company cannot be certain the investment income earned on the general account assets will exceed that rate. With respect to EIAs, the Company hedges the equity risk exposure by purchasing derivative instruments on the relevant equity index.

The Company’s major source of income from fixed annuities is the spread between the investment income earned on the underlying general account assets and the interest rate credited to customers’ accounts.

Variable Annuities: The variable annuities offered by the Company are savings vehicles in which contractowner deposits are recorded and primarily maintained in separate accounts established for the Company and registered with the Securities and Exchange Commission (“SEC”) as a unit investment trust. Unlike fixed annuities, variable annuity contractowners bear the risk of investment gains and losses associated with the selected investment allocation. The Company, however, offers certain guaranteed death and living benefits (described below) under which it bears specific risks associated with these products.

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners. Investment income and investment gains and losses generally accrue directly to such separate accounts. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contractowner or participant under a contract, in shares of mutual funds which are managed by the Company or its affiliates or in other selected mutual funds not managed by the Company or its affiliates. Variable annuity deposits are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option into which the contractowner may allocate deposits. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contractowner (including the value allocated to any fixed account) less fees and expenses. The Company offers investment options for its variable annuities covering a wide range of investment styles, including large, mid and small cap equity funds, as well as fixed income alternatives. Many of the variable annuity contracts issued by the Company are combination contracts offering both variable and fixed options under which some or all of the deposits may be allocated by the contractowner to a fixed account available under the contract.

The Company’s major source of income from variable annuities is the base contract mortality fee and expense fees and guaranteed living and death benefit rider fees charged to the customer, less the cost of administering the product, as well as the cost of providing for the guaranteed living and death benefits.

The Company sells variable annuity contracts that offer one or more of the following guaranteed death benefits and living benefits:

Guaranteed Minimum Death Benefits (“GMDBs”): The Company has offered the following guaranteed death benefits:

•	Standard – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the premiums paid by the contractowner net of any contract withdrawals.
•

Ratchet – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum anniversary (or quarterly) value of the variable annuity adjusted for contract withdrawals.

•

Rollup (7% or 5.5% Solution) – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the aggregate premiums paid by the contractowner accruing interest at 7% or 5.5% per annum adjusted for contract withdrawals, subject to a maximum cap on the rolled up amount. (The Company has discontinued this option for new sales.)

•	Combo (Max 7) – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup.

At December 31, 2005 and 2004, the guaranteed value of these death benefits in excess of account values was estimated to be $2.5 billion before reinsurance. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, the Company has instituted an equity hedging program in lieu of reinsurance. The equity hedging program is based on the Company entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets. At December 31, 2005, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.4 billion, of which $591.9 was projected to be covered by the Company’s equity hedging program. At December 31, 2004, the guaranteed value of minimum guaranteed death benefits in excess of account value, net of reinsurance was estimated to be $1.4 billion, of which $748.7 was projected to be covered by the Company’s equity hedging program. As of December 31, 2005, the Company has recorded a liability of $112.8, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased $45.9 from $66.9 at December 31, 2004, mainly due to the increase in fees used to fund the reserve during 2005.

Guaranteed Living Benefits: The Company offers the following guaranteed living benefits:

•

Guaranteed Minimum Income Benefit (“GMIB”) – Guarantees a minimum income payout, exercisable each contract anniversary on or after the 10th rider anniversary. This type of living benefit is the predominant selection in the Company’s sales of variable annuities.

•

Guaranteed Minimum Withdrawal Benefit (“GMWB”) – Guarantees that annual withdrawals of up to 7% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. The benefit has some reset and step-up features that may increase the guaranteed withdrawal amount in certain conditions. In addition, in 2005, the Company introduced a life time withdrawal benefit option.

•	Guaranteed Minimum Accumulation Benefit (“GMAB”) – Guarantees that the account value will be at least 100% of the premiums paid by the contractowner after 10 years (GMAB10).

At December 31, 2005 the guaranteed value of these living benefits in excess of account values was estimated to be $288.4, which is an increase of $18.7 from an estimated $269.7 at December 31, 2004. The increase was primarily driven by higher in force contracts. All living benefits are covered by the Company’s equity hedging program. As of December 31, 2005, the Company has recorded a liability of $70.3 representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased $30.0 from $40.3 at December 31, 2004, mainly due to the increase in fees used to fund the reserve during 2005.

Variable annuity contracts containing guaranteed death and living benefits expose the Company to equity risk. A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to customers due to GMDBs, GMIBs, GMWBs, and GMABs. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with guaranteed death and living benefits.

Guaranteed Investments Contracts and Funding Agreements: The Company is also a provider of GICs issued to the stable value market and other institutional customers. The Company may issue GICs to one or more special purpose vehicles, including the ING USA Global Funding Trusts, which concurrently sell notes to institutional or retail investors in order to fund the purchase of those GICs. The Company profits from the sale of GICs by earning income in excess of the amount credited to the customers’ accounts less the cost of administering the product. The Company bears the investment risk because, while the Company credits customers’ accounts with an interest rate based on a predetermined index plus a spread or a fixed rate, the Company cannot be certain the investment income earned on the general account investments less expenses will exceed that rate.

Other Insurance Products: Historically, the Company has provided interest-sensitive, traditional life insurance, and health insurance products. All health insurance has been ceded to other insurers and new policies are no longer written. The Company ceased the issuance of life insurance policies in 2001, and all life insurance business is currently in run-off. A certain portion of the assets held in the general account are dedicated to funding this block of business.

Strategy, Method of Distribution, and Principal Markets

The Company believes longer life expectancies, an aging population, and growing concern over the stability and availability of the Social Security system have made retirement planning a priority for many Americans. The target market for the Company’s annuity products is primarily individuals, while the target market for GICs is primarily institutional investors and corporate benefit plans.

The principal distribution channels of the Company’s variable and fixed annuities include national wirehouses, regional securities firms, independent NASD firms with licensed registered representatives, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and the ING broker-dealer network. GICs are distributed primarily to institutional investors and corporate benefit plans through direct sales by home office personnel or through specialty insurance brokers.

The Company markets its variable annuities primarily on the underlying guarantee features, positioning the product line as a risk management tool for clients and advisors. Indexed annuities are marketed primarily based on underlying guarantee features coupled with consumer-friendly product designs offering the potential for equity market upside. The Company also offers fixed annuities offering a guaranteed interest rate or annuity payment suitable for clients seeking a stable return.

The Company also utilizes sales inducements as part of its distribution strategy for annuities. Sales inducements represent benefits paid to contractowners for a specified period that are incremental to the amounts the Company credits on similar contracts and are higher than the contract’s expected ongoing crediting rates for periods after the inducement.

Effective January 2006, the Company discontinued its SmartDesign annuity products wholesaling team and redeployed resources into other channels, specifically the bank wholesaling and independent planner channels. The only distributors which produced 5% or more of 2005 annuity sales were the ING Advisors Network (a group of broker-dealers affiliated with the Company) which produced approximately 13% of annuity sales, Wachovia Bank, which produced approximately 6% of annuity sales, and Morgan Stanley, which produced approximately 5% of annuity sales.

The Company is not dependent upon any single customer and no single customer accounted for 10% or more of revenue in 2005.

Assets Under Management

A substantial portion of the Company’s fees or other charges and margins are based on general and separate account assets under management (“AUM”). General account AUM represents assets in which the Company bears the investment risk. Separate account AUM represents assets in which the contractowners bear the investment risk. AUM is principally affected by net deposits (i.e., annuity premiums and GIC deposits, less surrenders), investment performance (i.e., interest credited to customer accounts for fixed options or market performance for variable options), and customer retention. The general and separate account AUM was as follows at December 31, 2005 and 2004.

	December 31,
	2005	2004
Variable annuities	$31,220.2	$25,847.0
Fixed annuities	15,632.1	17,160.2
GICs	2,074.0	1,797.4
Other insurance products	1,346.2	1,378.9
Total	$50,272.5	$46,183.5

Competition

The competitive annuity market remains intense and is dominated by a number of large, highly-rated insurance companies. Increasing competition within the retirement savings business from traditional insurance carriers, as well as banks and mutual fund companies, offers consumers many choices. The Company’s annuity products compete in the annuity market principally on the basis of investment performance, product design, brand recognition, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation, and customer service.

The Company competes in the GIC market primarily on the basis of its capital markets, product structuring, and risk management expertise, as well as its brand recognition and financial strength ratings. Other competitors in this market include other life insurance companies, as well as banks and other financial institutions.

Reserves

The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations. Generally, reserves are calculated using mortality and withdrawal rate assumptions based on relevant Company experience and are periodically reviewed against both industry standards and experience. Changes in, or deviations from, the assumptions used can significantly affect the Company’s reserve levels and related future operations.

Future policy benefits and claims reserves include reserves for deferred annuities and immediate annuities with and without life contingent payouts, universal and traditional life insurance contracts, and GICs.

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Reserve interest rates varied by product up to 8.0% for 2005, 2004, and 2003.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2005, 2004, and 2003, reserve interest discount rates varied up to 8.0%.

Reserves for EIAs are computed in accordance with FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”) and FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Accordingly, the aggregate initial liability is equal to the deposit received plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in the Statements of Operations.

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses less the present value of future net premiums.

Under Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts” (“SOP 03-1”), the Company calculates additional liabilities (“SOP 03-1 reserves”) for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The SOP 03-1 reserve recognized for such products is in addition to the liability previously held and recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

The Company calculates a benefit ratio for each block of business subject to SOP 03-1, and calculates an SOP 03-1 reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess death benefits during the period. The SOP 03-1 reserve is accumulated at interest rates using the contract-credited rate for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

The SOP 03-1 reserve for annuities with GMDBs is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

The SOP 03-1 reserve for GMWBs with life contingency and GMIBs is determined each period by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if the actual experience or other evidence suggests that earlier assumptions should be revised.

GMABs and GMWBs without life contingency are considered to be derivatives under FAS No. 133. The additional reserves for these guarantees are recognized at fair value through the Statements of Operations.

Reserves for GICs are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index plus a spread or a fixed rate, established at the issue date of the contract.

As of December 31, 2005 and 2004, ING USA’s life and annuity insurance reserves (general and separate account), and deposit-type funds were comprised of each type of the following products:

	2005		2004
	Reserves	% of Total	Reserves	% of Total
Variable annuity	$31,459.8	57.7%	$25,978.5	54.5%
Fixed annuity	18,241.3	33.5%	17,293.4	36.2%
GICs	3,362.2	6.2%	3,060.1	6.4%
Other insurance products	1,424.8	2.6%	1,375.7	2.9%
Total	$54,488.1	100.0%	$47,707.7	100.0%

Reinsurance Arrangements

The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses from its life and annuity insurance businesses. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the Company’s primary liability as the direct insurer of the risks. Reinsurance treaties are structured as yearly renewable term, coinsurance, or modified coinsurance. All treaties for variable annuity and life products are closed for new business, including variable annuity guarantees, and the life business in force under those treaties is in run-off. Thus, the Company is currently not selecting new reinsurers. If in a position to select a reinsurer, the Company would primarily base its selection on the financial strength of the reinsurer. The Company currently has a significant concentration of ceded reinsurance with its affiliate, Security Life of Denver Insurance Company (“Security Life”). The Company has $1.2 billion of reinsurance related to GICs, $2.5 billion of reinsurance related to fixed annuities, and $21.0 of reinsurance related to universal life policies with Security Life, and has a minimal level of other reinsurance.

One of the main risks reinsured by the Company is the GMDB on its variable annuity policies issued prior to January 1, 2000. For contracts issued after December 31, 1999, the Company hedges its exposure due to these products. Other reinsurance contracts coinsure life, accident and health, and annuity businesses. The Company continually monitors and evaluates the financial strength and credit ratings of its reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company’s Balance Sheets.

Investment Overview and Strategy

The Company’s investment strategy focuses on diversification by asset class. The Company seeks to achieve economic diversification while reducing overall credit risk and liquidity risks. In addition, the Company seeks to mitigate the impact of cash flow variability from embedded options within certain investment products, such as prepayment options and interest rate options embedded in collateralized mortgage obligations and call options embedded in corporate bonds. The investment management function is centralized under ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for each general type of product with similar liability characteristics within the Company.

The Company’s general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio weighted average asset quality rating of A, based on Standard & Poor’s (“S&P”) ratings classifications. The weighted average excludes mortgage loans but includes mortgage-backed securities which are reported with bonds.

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. See “Liquidity and Capital Resources – Derivatives” for further discussion of the Company’s use of derivatives.

Ratings

On December 15, 2004, S&P reaffirmed its AA (Very Strong) counterparty credit and financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company. S&P also, on this date, revised the outlook on the core insurance operating companies from negative to stable, reflecting ING’s commercial position and diversification, financial flexibility, reduced capital leverage, and improved profitability. The outlook revisions recognize ING’s progress in setting a more focused and decisive strategic direction and implementing more integrated financial management across banking and insurance. On February 9, 2005, S&P assigned its A-1+ short-term counterparty credit rating to the Company. S&P noted that the ratings are based on the Company’s status as a core member of ING U.S. There has been no change in S&P’s rating of ING U.S., including the Company.

On May 6, 2005, Moody’s Investor’s Service, Inc. (“Moody’s”) issued a credit opinion affirming the financial strength rating of ING U.S., including the Company, of Aa3 (Excellent) with a stable outlook. The rating is based on the strong implicit support and financial strength of the parent company, ING. Furthermore, Moody’s noted that ING U.S. has built a leading market share in the domestic individual life insurance, annuity, and retirement plan businesses. ING U.S. enjoys product diversity, further enhancing its credit profile through the use of these multiple distribution channels.

On February 24, 2006, A.M. Best Company, Inc. (“A.M. Best”) reaffirmed the financial strength rating of A+ (Superior) of ING U.S., including the Company, while revising its outlook from negative to stable. A.M. Best has also affirmed and assigned issuer credit ratings of aa- to the same entities. Concurrently, A.M. Best has affirmed the debt ratings of aa- on the two funding agreement backed securities programs sponsored by ING USA and the notes issued thereunder.

Regulation

The Company’s operations are subject to comprehensive regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies, including the state insurance departments, with broad authority to grant licenses to transact business and regulate many aspects of the products and services offered by the Company, as well as solvency and reserve adequacy. Many agencies also regulate the investment activities of insurance companies on the basis of quality, diversification, and other quantitative criteria. The Company’s operations and accounts are subject to examination at regular intervals by certain of these regulators.

ING USA is subject to the insurance laws of the state in which it is organized and of the other jurisdictions in which it transacts business. The primary regulator of the Company’s insurance operations is the Division of Insurance for the State of Iowa. Among other matters, these agencies may regulate trade practices, agent licensing, policy forms, underwriting and claims practices, minimum interest rate to be credited to fixed annuity customer accounts, and the maximum interest rates that can be charged on policy loans.

The SEC, NASD, and, to a lesser extent, the states, regulate sales and investment management activities and operations of the Company. Generally, the Company’s variable annuity products and certain of its fixed annuities are registered as securities with the SEC. Regulations of the SEC, Department of Labor, and Internal Revenue Service also impact certain of the Company’s annuity, life insurance, and other investment products. These products may involve separate accounts and mutual funds registered under the Investment Company Act of 1940.

Insurance Holding Company Laws

A number of states regulate affiliated groups of insurers such as the Company under holding company statutes. These laws, among other things, place certain restrictions on transactions between affiliates such as dividends and other distributions that may be paid to the Company’s parent corporation.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Association and the amount of premiums written in each state. The Company has estimated this liability to be $15.0 and $13.8 as of December 31, 2005 and 2004, respectively. The Company has also recorded an asset of $5.6 and $3.7 as of December 31, 2005 and 2004, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to the Company’s businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

The Company had 1,244 employees as of December 31, 2005, primarily focused on managing new business processing, product distribution, marketing, customer service, and product management for the Company and certain of its affiliates, as well as providing product development, actuarial and finance services to the Company and certain of its affiliates. The Company also utilizes services provided by ING North America Insurance Corporation and other affiliates. These services include underwriting, risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, actuarial and finance related services. The affiliated companies are reimbursed for the Company’s use of various services and facilities under a variety of intercompany agreements.

Item 1A.	Risk Factors

In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those which are described below.

Equity market volatility could negatively impact profitability and financial condition

The decline of the equity markets over an extended period of time may reduce the profitability and negatively affect the financial condition of the Company due to the following:

•        Sales of new contracts and profitability of in force annuity products that provide returns based on equities or equity indices may decrease, which results in a decrease in fees and profits earned on the accounts. The amount of fees the Company earns on variable annuity products is based on such account values.

•        The Company’s exposure under certain guarantees related to the equity markets may increase due to equity markets decline. As a result, the Company may need to increase reserves through a charge to earnings while at the same time receiving lower fees from such products.

•        The Company tries to minimize its exposure to these guarantees by using reinsurance and other risk management strategies, including a hedging program. If the Company is not successful in minimizing these risks, the Company’s future profitability may be negatively impacted.

• If the Company’s expectations of future performance and profits decrease, it may be required to accelerate the amortization of deferred policy acquisition costs, decreasing profits.

Efforts to reduce the impact of interest rate changes on profitability and financial condition may not be effective

Changes in interest rates may negatively affect the Company’s attempts to maintain profitable spreads between the amounts earned on its general account investments and the amounts paid under its annuity and insurance contracts.

As interest rates rise, fixed annuity contract surrenders and withdrawals may increase as contractowners seek higher returns. To raise the cash necessary to fund such surrenders and withdrawals, the Company may need to sell assets at capital losses. An increase in contract surrenders and withdrawals may also require the Company to accelerate amortization of deferred policy acquisition costs relating to such contracts, further reducing profits.

As interest rates decline, borrowers may prepay or redeem mortgages and bonds with embedded call options that are owned as investments by the Company. This may force the Company to reinvest the proceeds at lower interest rates. In addition, many of the Company’s annuity products contain minimum interest rate guarantees that limit the Company’s ability to lower interest rates credited to contractowners in response to lower investment returns. A decrease in the difference between earned investment income and the interest credited to contractowners further reduces profits.

The Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners

The Company’s investment portfolio is subject to several risks, including the following:

• An increase in defaults or delinquency in investment portfolios, including derivative contracts;

•        Greater difficulty selling privately placed and certain asset-backed fixed maturity securities and commercial mortgage loans at attractive prices and in a timely manner, as both are less liquid than publicly traded fixed maturity securities;

•        Borrower prepayment or redemption, prior to maturity, of mortgages that back mortgage-backed securities and bonds with embedded call options could force the Company to reinvest proceeds at lower interest rates;

• An increase in environmental liability exposure from the Company’s commercial mortgage loan portfolio; and
• Losses in the commercial mortgage loan portfolio as a result of economic downturns or natural disasters.

The continued threat of terrorism and ongoing military and other actions may result in decreases in the Company’s net income, revenue and assets under management and may adversely affect the Company’s investment portfolio.

The continued threat of terrorism within the U.S. and abroad and the ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets, loss of life, disruptions to commerce and reduce economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio, business operations and financial results. Terrorist attacks also could disrupt the Company’s operations centers in the U.S. As a result, it is possible that any, or a combination of all, of these factors may have an adverse impact on the Company’s business operations and financial results.

Changes in underwriting and actual experience could materially affect profitability

The Company prices its products based on long-term assumptions regarding investment returns, mortality, morbidity, persistency, and operating costs. Management establishes target returns for each product based upon these factors and the average amount of regulatory and rating agency capital that the Company must hold to support in-force contracts. The Company monitors and manages pricing and sales mix to achieve target returns. Profitability from a new business emerges over a period of years, depending on the nature and life of the product, and is subject to variability, either positive or negative, as actual results may differ from pricing assumptions.

The Company’s profitability depends on the following:

• Adequacy of investment margins;
• Management of market and credit risks associated with investments;
• Ability to maintain premiums and contract charges at a level adequate to cover mortality and morbidity benefits;
• Adequacy of contract charges on variable contracts to cover the cost of product features;
• Persistency of policies to ensure recovery of acquisition expenses; and
• Management of operating costs and expenses within anticipated pricing allowances.

Changes in reserve estimates may reduce profitability

The Company establishes reserves based upon estimates of how much the Company will pay for future benefits and claims. The Company calculates reserve based on many assumptions and estimates including future investment yields, mortality, morbidity, policy terminations, and expenses. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain. The Company periodically reviews the adequacy of reserves. However, the Company cannot determine with precision the amounts that the Company will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. If actual experience differs significantly from assumptions or estimates, reserves may not be adequate. As a result, the Company would incur a charge to earnings in the quarter in which the reserves are increased.

A downgrade in the Company’s ratings may negatively affect profitability and financial condition

Ratings are an important factor in establishing the competitive position of insurance companies. A downgrade, or the potential for a downgrade, of any of the Company’s ratings may lead to lower income as follows:

• Increase in contract surrenders and withdrawals;
• Termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of products and services; and
• Reduction of new annuity contract and guaranteed investment contract and funding agreement sales.

The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

• Statutory capital;
• Risk of investment portfolio;
• Economic trends affecting the financial services industry;
• Changes in models and formulas used by rating organizations to assess the financial strength of a rated company; and
• Other circumstances outside the rated company’s control.

The continued availability of capital may affect the ability to grow

The Company has, from time to time, required capital to increase its reserves associated with growth from product sales. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital required and available can vary due to a variety of circumstances that may not be predictable, foreseeable, or within its control. A lack of sufficient capital could hinder the Company’s ability to grow.

A loss of key product distribution relationships could materially affect sales

The Company distributes certain products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to, for example, a change in control of one of the distributors, could reduce sales.

Competition could negatively affect the ability to maintain or increase profitability

The insurance industry is intensely competitive. The Company competes based on factors including the following:

• Name recognition and reputation;
• Service;
• Investment performance;
• Product features;
• Price;
• Perceived financial strength; and
• Claims paying and credit ratings

The Company’s competitors include insurers, broker-dealers, financial advisors, asset managers, and other financial institutions, which may, for example, have greater market share, offer a broader range of products, or have higher claims-paying or credit ratings than the Company.

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. The Company expects consolidation to continue and perhaps accelerate in the future, increasing competitive pressure.

Changes in federal income tax law could make some products less attractive to contractowners and increase tax costs

The Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 contain provisions that will, over time, significantly lower individual tax rates. This decrease will reduce the benefits of deferral on the build-up of value of annuities. Many of these provisions expire in 2008 and 2010. The Bush Administration, however, has proposed that many of the rate reductions and tax-favored savings initiatives be made permanent. Although the Company cannot predict the overall effect on product sales, some of these tax law changes could hinder sales and result in the increased surrender of annuity contracts.

Litigation may adversely affect profitability and financial condition

The Company is, and may be in the future, subject to legal actions in the ordinary course of insurance, investment management and other business operations. These legal actions may include proceedings relating to aspects of businesses and operations that are specific to the Company, and proceedings that are typical of the businesses in which the Company operates. Some of these proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble and/or punitive damages. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have an adverse effect on the Company’s results of operation or cash flows in particular quarterly or annual periods.

Changes in regulation in the United States and recent regulatory investigations may reduce profitability

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States. The primary purpose of state regulation is to protect contractowners, and not necessarily to protect creditors and investors. State insurance regulators, state attorneys general, the National Association of Insurance Commissioners, the Securities and Exchange Commission, and the National Association of Securities Dealers, Inc. continually reexamine existing laws and regulations and may impose changes in the future. Changes in legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase costs, or reduce new product sales, thus reducing the Company’s profitability.

Since 2002, the insurance industry has become the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. These initiatives currently focus on areas such as, inappropriate trading of fund shares; revenue sharing and directed brokerage; sales and marketing practices; suitability; arrangements with service providers; pricing; compensation and sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; specific product types (including group annuities and indexed annuities); and adequacy of disclosure. It is likely that the scope of these industry investigations will become broader before they conclude.

In some cases, this regulatory scrutiny has led to new proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, and litigation. At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it. However, the Company cannot guarantee that new laws, regulations and other regulatory action aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws and regulations, enforcement action, or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products and adversely impact profitability.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect profitability and financial condition

The Company’s financial statements are subject to the application of generally accepted accounting principles, or GAAP, which is periodically revised and/or expanded. Accordingly, the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. The adoption of new or revised accounting standards could change the Company’s current accounting treatment and have a material adverse effect on the timing and/or amount of its reported profitability and financial condition.

Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance

The collectibility of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of the reinsurance treaty or contract. The Company’s inability to collect a material recovery from a reinsurer could have a material adverse effect on profitability and financial condition.

Reinsurance may be unavailable at historical levels and prices, which may limit the ability to sell new business

Market conditions beyond the Company’s control determine the availability and cost of reinsurance. No assurances can be made that reinsurance will remain available to the Company to the same extent and on the same terms and rates as are currently available. If the Company were unable to maintain the current level of reinsurance at prices that are acceptable, the Company would either have to accept an increase in the liability exposure, reduce sales, or seek other alternatives.

A failure of the Company’s operating systems or a compromise of their security could adversely affect the Company’s results of operation and financial condition.

The Company is highly dependent on automated systems to record and process Company and customer transactions. The Company may experience a failure of its operating systems or a compromise of their security due to technical system flaws, clerical or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its customers. Operating system failures or disruptions or the compromise of their security could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations and adversely affect the Company’s business, results of operation or financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

The Company’s principal office is located at 1475 Dunwoody Drive, West Chester, Pennsylvania, 19380-1478. The Company’s annuity operations and customer service center are located at 909 Locust Street, Des Moines, Iowa 50309. All Company office space is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its leased and subleased office properties. Affiliates within ING’s U.S. operations provide the Company with various management, finance, investment management, and other administrative services, from facilities located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390. The affiliated companies are reimbursed for the Company’s use of these services and facilities under a variety of intercompany agreements.

Item 3.	Legal Proceedings

The Company is involved in threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance, and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(Dollar amounts in millions, unless otherwise stated)

There is no public trading market for the Company’s common stock. As of January 1, 2004, all of the Company’s outstanding common stock was owned by its parent, Lion, as a result of the affiliate mergers described in Part I, Item 1. Business. All of the outstanding common stock of Lion is owned by ING America Insurance Holdings, Inc., whose ultimate parent is ING. As of December 31, 2003, prior to the merger, all of the Company’s common stock was owned by Equitable Life Insurance Company of America (“Equitable Life”), a wholly owned subsidiary of Lion.

The Company’s ability to pay dividends to its parent is subject to the prior approval of the Iowa Division of Insurance for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10%) of the Company’s statutory surplus at the prior year end or (2) the Company’s prior year statutory net gain from operations.

The Company did not pay any dividends on its common stock during 2005 or 2004. During 2003, the Company paid $12.4 in dividends on its common stock to its then parent, Equitable Life.

During 2005, 2004, and 2003, the Company received capital contributions of $100.0, $230.0, and $88.7, respectively, from Lion to support sales activities. The Company has also used capital primarily to support sales growth and to strengthen reserves associated with its annuity products.

Item 6.	Selected Financial Data

(Dollar amounts in millions unless otherwise stated)

ING USA ANNUITY AND LIFE INSURANCE COMPANY
3-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2005	2004	2003
OPERATING RESULTS
Net investment income	$1,102.2	$1,121.5	$1,108.9
Fee income	745.6	569.2	402.0
Premiums	21.8	21.8	20.3
Net realized capital losses	(2.9)	(49.5)	(35.1)
Total revenue	1,867.4	1,663.3	1,496.1
Interest credited and other benefits to
Contractowners	1,085.8	1,133.0	920.5
Amortization of deferred policy acquisition
costs and value of business acquired	318.9	186.8	347.9
Income before cumulative effect of
change in accounting principle	189.9	92.9	57.3
Cumulative effect of change in accounting
principle, net of tax	-	(1.0)	-
Net income	189.9	91.9	57.3

FINANCIAL POSITION
Total investments	$21,454.6	$22,931.1	$19,971.2
Assets held in separate accounts	30,262.8	24,746.7	18,220.1
Total assets	59,371.7	52,469.9	41,234.9
Future policy benefits and claims reserves	24,225.3	22,961.0	19,400.5
Notes to affiliates	435.0	435.0	85.0
Liabilities related to separate accounts	30,262.8	24,746.7	18,220.1
Total shareholder's equity	2,949.0	2,774.5	2,528.0

ASSETS UNDER MANAGEMENT
Variable annuities	$31,220.2	$25,847.0	$19,448.0
Fixed annuities	15,632.1	17,160.2	15,625.0
Guaranteed investment contracts
and funding agreements	2,074.0	1,797.4	373.1
Other insurance products	1,346.2	1,378.9	1,390.0
Total	$50,272.5	$46,183.5	$36,836.1

Item 7.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or “the Company,” as appropriate) for each of the three years ended December 31, 2005, 2004, and 2003 and financial condition as of December 31, 2005 and December 31, 2004. This item should be read in its entirety and in conjunction with the selected financial data, financial statements and related notes, and other supplemental data which can be found under Part II, Item 6 and Item 8 contained herein.

Forward-Looking Information/Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as “expect,” “anticipate,” “believe,” or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemptions of the Company’s products, investment spreads and yields, or the earnings and profitability of the Company’s activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following: (1) equity market volatility could negatively impact profitability and financial condition; (2) efforts to reduce the impact of interest rate changes on profitability and financial condition may not be effective; (3) the Company’s investment portfolio is subject to several risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners; (4) the continued threat of terrorism and ongoing military and other actions may result in decreases in the Company’s net income, revenue and assets under management and may adversely affect the Company’s investment portfolio; (5) changes in underwriting and actual experience could materially affect profitability; (6) changes in reserve estimates may reduce profitability; (7) a downgrade in the Company’s ratings may negatively affect profitability and financial condition; (8) the continued availability of capital may affect the ability to grow; (9) a loss of key product distribution relationships could materially affect sales; (10) competition could negatively affect the ability to maintain or increase profitability; (11) changes in federal income tax law could make some products less attractive to contractowners and increase tax costs; (12) litigation may adversely affect profitability and financial condition; (13) changes in regulation in the United States and recent regulatory investigations may reduce profitability; (14) changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect profitability and financial condition; (15) reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance; (16) reinsurance may be unavailable at historical levels and prices, which may limit the ability to sell new business; and (17) failure of the Company’s operating systems or a compromise of their security could adversely affect the Company’s results of operation and financial condition;. Investors are also directed to consider the risks and uncertainties discussed in Items 1A., 7. and 7A. contained herein and other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Basis of Presentation

The Company is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. ING USA is authorized to conduct its insurance business in the District of Columbia and all states except New York.

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

The Company has one operating segment, ING U.S. Financial Services.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves, valuation of investments, amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), and valuation of derivative instruments. In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

Reserves

The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations. Generally, reserves are calculated using mortality and withdrawal rate assumptions based on relevant Company experience and are periodically reviewed against both industry standards and experience. Changes in, or deviations from, the assumptions used can significantly affect the Company’s reserve levels and related future operations.

Future policy benefits and claims reserves include reserves for deferred annuities and immediate annuities with and without life contingent payouts, universal and traditional life insurance contracts, and guaranteed investment contracts and funding agreements, collectively referred to as GICs.

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Reserve interest rates varied by product up to 8.0% for 2005, 2004, and 2003.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2005, 2004, and 2003, reserve interest discount rates varied up to 8.0%.

Reserves for equity indexed annuities (“EIAs”) are computed in accordance with FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”) and FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Accordingly, the aggregate initial liability is equal to the deposit received plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in the Statements of Operations.

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses less the present value of future net premiums.

Under Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts” (“SOP 03-1”), the Company calculates additional liabilities (“SOP 03-1 reserves”) for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The SOP 03-1 reserve recognized for such products is in addition to the liability previously held and recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

The Company calculates a benefit ratio for each block of business subject to SOP 03-1, and calculates an SOP 03-1 reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess death benefits during the period. The SOP 03-1 reserve is accumulated at interest rates using the contract-credited rate for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

The SOP 03-1 reserve for annuities with guaranteed minimum death benefits (“GMDBs”) is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

The SOP 03-1 reserve for guaranteed minimum withdrawals benefits (“GMWBs”) with life contingency and guaranteed minimum income benefits (“GMIBs”) is determined each period by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if the actual experience or other evidence suggests that earlier assumptions should be revised.

Guaranteed minimum accumulation benefits (“GMABs”) and GMWBs without life contingency are considered to be derivatives under FAS No. 133. The additional reserves for these guarantees are recognized at fair value through the Statements of Operations.

Reserves for GICs are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index plus a spread or a fixed rate, established at the issue date of the contract.

Valuation of Investments and Other-Than-Temporary Impairments

All of the Company’s fixed maturity and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in Shareholder’s equity, after adjustment for related changes in DAC, VOBA, and deferred income taxes.

Fair values for fixed maturities are primarily obtained from independent pricing services or broker-dealer quotations. Fair values for privately placed bonds are determined using a matrix-based model. The matrix-based model considers the level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. The fair values for actively traded equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value, where applicable.

The Company’s accounting policy requires that a decline in the value of an investment below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If so, the investment is deemed to be other-than-temporarily impaired, and a charge is recorded in Net realized capital gains (losses) equal to the difference between fair value and the amortized cost basis of the investment. The fair value of the other-than-temporarily impaired investment becomes its new cost basis.

The evaluation of other-than-temporary impairments included in the Company’s general account is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include the length of time and extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for recovery in fair value.

In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Under EITF 99-20, a further determination of the required impairment is based on the analysis discussed in the preceding paragraph, as well as, credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the remeasurement date.

Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business.

VOBA represents the outstanding value of in force business capitalized in purchase accounting when the Company was acquired and is subject to amortization. The value is based on the present value of estimated profits embedded in the Company’s contracts.

FAS No. 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins plus surrender charges. DAC related to GICs, however, are amortized on a straight-line basis over the life of the contract.

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

Due to the relative size and sensitivity to minor changes in underlying assumptions of DAC and VOBA balances, the Company performs quarterly and annual analyses of DAC and VOBA for the annuity and life businesses, respectively. The DAC and VOBA balances are also evaluated for recoverability.

At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised (“unlocking”), retroactively to the date of the policy or contract issuance. The cumulative unlocking is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, sustained decreases in investment, mortality, and expense margins, and thus estimated future profits, increase the rate of amortization.

For interest rate and equity sensitivity and related effects on DAC and VOBA, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Valuation of Derivative Instruments

Derivative instruments are reported at fair value using the Company’s derivative accounting system. The system uses key financial data, such as yield curves, exchange rates, Standard and Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates, which are obtained from third party sources and uploaded into the system.

Embedded derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models or market quotations. GMWBs without life contingency and GMABs represent an embedded derivative liability in the annuity contract that are required to be reported separately from the host annuity contract. The option component of an EIA also represents an embedded derivative. These embedded derivatives are carried at fair value based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning contractowner behavior.

Results of Operations

Overview

Products offered by the Company include immediate and deferred fixed and variable annuity contracts, designed to address customer needs for tax-advantaged savings, retirement needs, and wealth-protection concerns, and GICs, sold primarily to institutional investors and corporate benefit plans.

The Company derives its revenue mainly from (a) fee income generated on variable annuity assets under management (“AUM”), (b) net investment income earned on fixed AUM, and (c) certain other management fees. Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners. Net investment income from fixed AUM is mainly generated from annuity products with fixed investment options. The Company’s expenses primarily consist of interest credited and other benefits to contractowners, amortization of DAC and VOBA, expenses related to the selling and servicing of the various products offered by the Company, and other general business expenses.

Effective May 1, 2005, the Company entered into a coinsurance agreement with its affiliate, Security Life of Denver Insurance Company (“Security Life”). Under this agreement, the Company ceded $2.5 billion in account balances and transferred $2.7 billion in assets to Security Life.

Economic Analysis

The current economic environment presents challenges and opportunities for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by economic trends.

On the positive side, the improved equity market performance has presented opportunities for life insurers, because fee revenue from variable annuities has a direct correlation with equity market performance.

On the negative side, the interest rates remained historically low, which put pressure on interest spreads as declining investment portfolio yields drew closer to minimum crediting rates guarantees on certain products. In addition, the tightening of the credit spreads in the market made it difficult to find attractive investments to match GICs liabilities. Furthermore, the market in 2005 experienced a flat yield curve, with negligible extra yield on a 10-year bond versus a five-year bond. This flat yield curve hurt the competitiveness of fixed annuities versus other short-term instruments.

Year ended December 31, 2005 compared to year ended December 31, 2004

The Company’s results of operations for the year ended December 31, 2005, and changes therein, were primarily impacted by higher variable annuity AUM, changing equity market and interest rate conditions, portfolio realignment, rising expenses, declining investment yields, and the coinsurance agreement between the Company and Security Life. Equity market conditions during 2005 positively impacted the Company, as increases in the equity markets increased the value of the Company’s average variable annuity AUM.

	Years Ended December 31,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,102.2	$1,121.5	$(19.3)	(1.7)%
Fee income	745.6	569.2	176.4	31.0%
Premiums	21.8	21.8	-	-
Net realized capital losses	(2.9)	(49.5)	46.6	(94.1)%
Other income	0.7	0.3	0.4	133.3%
Total revenue	1,867.4	1,663.3	204.1	12.3%

Benefits and expenses:
Interest credited and other
benefits to contractowners	1,085.8	1,133.0	(47.2)	(4.2)%
Operating expenses	192.5	162.6	29.9	18.4%
Amortization of deferred policy
acquisition costs and value
of business acquired	318.9	186.8	132.1	70.7%
Interest expense	29.6	5.1	24.5	NM
Other	16.5	2.2	14.3	NM
Total benefits and expenses	1,643.3	1,489.7	153.6	10.3%

Income before income taxes and
cumulative effect of change in
accounting principle	224.1	173.6	50.5	29.1%
Income tax expense (benefits)	34.2	80.7	(46.5)	(57.6)%
Income before cumulative effect
of change in accounting principle	189.9	92.9	97.0	104.4%
Cumulative effect of change in
accounting principle, net of tax	-	(1.0)	1.0	100.0%
Net income	$189.9	$91.9	$98.0	106.6%

Effective tax rate	15.3%	46.5%

NM - Not meaningful.

Revenues

Total revenue increased mainly due to higher Fee income and lower Net realized capital losses, partially offset by lower Net investment income. The increase in Fee income resulted from a $6.1 billion, 29.1% increase in average separate account variable AUM, driven by sales related to the Company’s variable annuity product lines and favorable equity market performance in late 2004 and 2005.

The decrease in Net realized capital losses is primarily due to a $54.0 decrease in realized losses on derivatives used to manage interest rate and equity risks associated with the Company’s annuity products. A gain of $47.9 from the transfer of investments to Security Life, related to the coinsurance agreement implemented in May 2005, and a $9.5 decrease in other-than-temporary impairments, were offset by a $60.5 decrease in realized gains on the sale, redemption, and maturity of fixed maturities. Realized gains decreased as a result of rising interest rates during the second half of 2005.

Net investment income decreased due to a decline in the Company’s investment yield and the transfer of $2.5 billion of investments to Security Life.

Benefits and Expenses

Total benefits and expenses increased mainly due to higher Amortization of DAC and VOBA and Operating expenses. The increase in Amortization of DAC and VOBA is primarily related to an increase in variable annuity fee revenue. In addition, during 2005, the Company unlocked its long term separate account growth, mortality, persistency, duration, renewal rate, and withdrawal behavior assumptions underlying some variable and fixed annuity products. The unlocking of assumptions resulted in an acceleration of amortization of $7.3.

The decrease in Interest credited and other benefits to contractowners is mainly due to the transfer of $2.5 billion in account balances to Security Life. This decrease is partially offset by an increase in interest credited on GIC products, due to an increase in the average GIC AUM and higher interest crediting rates during 2005.

Operating expenses increased as a result of the growth of the variable annuity business, increased employee benefit costs, and strategic spending.

Interest expense also increased in 2005, mainly due to $25.4 in interest on the Company’s $400.0 in surplus notes, issued on December 29, 2004.

Other expenses for 2005 includes $14.2 in amortization of deferred negative ceding commission related to the fixed annuity coinsurance agreement between the Company and Security Life.

Income Taxes and Cumulative Effect of Change in Accounting Principle

An increase in revenue, partially offset by an increase in benefits and expenses as discussed above, resulted in an overall increase in Income before income taxes for 2005. The decrease in the effective tax rate is primarily due to an increase in the amount allowed for the dividends received deduction and non-recurring favorable adjustments related to a 2000 and 2001 Internal Revenue Service audit settlement.

The Cumulative effect of change in accounting principle for 2004 reflects the Company's adoption of SOP 03-1 and Technical Practice Aid 6300.05 – 6300.08 “Q&As Related to the Implementation of SOP 03-1, ‘Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounting’” (the “TPA”). (See Recently Adopted Accounting Standards below for further information.).

Year ended December 31, 2004 compared to year ended December 31, 2003

The Company’s results of operations for the year ended December 31, 2004, and changes therein, were primarily impacted by increasing variable annuity AUM, due primarily to sales, and changing equity market and interest rate conditions. Market conditions during 2004 positively impacted the Company, as increases in the equity markets increased the value of the Company’s average variable annuity AUM.

	Year Ended December 31,		$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,121.5	$1,108.9	$12.6	1.1%
Fee income	569.2	402.0	167.2	41.6%
Premiums	21.8	20.3	1.5	7.4%
Net realized capital losses	(49.5)	(35.1)	(14.4)	41.0%
Other income	0.3	-	0.3	NM
Total revenue	1,663.3	1,496.1	167.2	11.2%

Benefits and expenses:
Interest credited and other
benefits to contractowners	1,133.0	920.5	212.5	23.1%
Operating expenses	162.6	162.1	0.5	0.3%
Amortization of deferred policy
acquisition costs and value
of business acquired	186.8	347.9	(161.1)	(46.3)%
Interest expense	5.1	8.2	(3.1)	(37.8)%
Other	2.2	0.9	1.3	144.4%
Total benefits and expenses	1,489.7	1,439.6	50.1	3.5%

Income before income taxes and
cumulative effect of change in
accounting principle	173.6	56.5	117.1	207.3%
Income tax expense	80.7	(0.8)	81.5	NM
Income before cumulative effect
of change in accounting principle	92.9	57.3	35.6	62.1%
Cumulative effect of change in
accounting principle, net of tax	(1.0)	-	(1.0)	NM
Net income	$91.9	$57.3	$34.6	60.4%

Effective tax rate	46.5%	(1.4)%

NM - Not meaningful.

Revenues

Total revenue increased for 2004 compared to 2003 mainly due to higher Fee income and Net investment income, partially offset by higher Net realized capital losses. The increase in Fee income resulted from a $6.6 billion, 43.5% increase in average separate account variable AUM driven by continued growth in sales related to the Company’s variable annuity product lines and favorable equity market performance in late 2003 and 2004. Also contributing to the increase in Fee income were sales of products with higher charges for living benefits during 2004.

Net investment income increased due to higher average fixed AUM, partially offset by a rise in investment management fees and a decline in investment yields.

The increase in Net realized capital losses is primarily due to a $153.3 decrease in realized gains on the sale, maturity, and redemption of fixed maturities as a result of rising long-term interest rates in 2004. This increase was partially offset by a $91.0 decrease in other-than-temporary impairments and a $40.0 decrease in realized losses on derivatives used to manage interest rate and equity risks associated with the Company’s annuity products.

Benefits and Expenses

Total benefits and expenses increased mainly due to higher Interest credited and other benefits to contractowners partially offset by a decrease in the Amortization of DAC and VOBA.

The increase in Interest credited and other benefits to contractowners is primarily related to:

• An increase in the cost of guaranteed benefits, as a result of higher variable AUM in 2004.
• Higher fixed annuity deposits and GICs that resulted in higher interest credited to contractowner accounts.

•        The inclusion of amortization of deferred sales inducements in this line item in 2004, in accordance with SOP 03-1. In 2003, the amortization of deferred sales inducements is included in the amortization of DAC and VOBA.

The decrease in Amortization of DAC and VOBA is partially related to the elimination of deferred sales inducement amortization of $65.5 as it was included in Interest credited and other benefits in 2004, as noted above. Additionally, favorable market performance during 2003 lowered the amortization rates for 2004.

Income Taxes and Cumulative Effect of Change in Accounting Principle

An increase in revenue, partially offset by an increase in benefits and expenses, as discussed above, resulted in an overall increase in Income before income taxes for 2004. Income tax expense fluctuated primarily due to the increase in pre-tax income in 2004 and a decrease in the dividend received deduction.

The Cumulative effect of change in accounting principle for 2004 reflects the Company's adoption of SOP 03-1 and the TPA. (See Recently Adopted Accounting Standards below for further information).

Financial Condition

Investments

Investment Strategy

The Company’s investment strategy focuses on diversification by asset class. The Company seeks to achieve economic diversification while reducing overall credit risk and liquidity risks. In addition, the Company seeks to mitigate the impact of cash flow variability from embedded options within certain investment products, such as prepayment options and interest rate options embedded in collateralized mortgage obligations and call options embedded in corporate bonds. The investment management function is centralized under ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for groups of products with similar liability characteristics within the Company.

The Company’s general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio weighted average asset quality rating of A, based on Standard & Poor’s (“S&P”) ratings classifications. The weighted average excludes mortgage loans but includes mortgage-backed securities which are reported with bonds.

For a discussion of the Company’s use of derivatives, see “Liquidity and Capital Resources -Derivatives.”

Portfolio Composition

The following table presents the investment portfolio at December 31, 2005 and 2004.

	2005		2004
	Carrying		Carrying
	Value	%	Value	%
Fixed maturities, including securities
pledged	$17,031.3	79.4%	$18,597.8	81.1%
Equity securities	29.7	0.1%	35.3	0.2%
Mortgage loans on real estate	3,766.8	17.6%	3,851.8	16.8%
Real estate	2.2	0.0%	1.8	0.0%
Policy loans	166.1	0.8%	169.0	0.7%
Short-term investments	55.9	0.2%	6.9	0.0%
Other investments	402.6	1.9%	268.5	1.2%
	$21,454.6	100.0%	$22,931.1	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, as of December 31, 2005, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$476.5	$1.1	$4.2	$473.4
State, municipalities, and political
subdivisions	20.1	-	0.7	19.4

U.S. corporate securities:
Public utilities	1,579.2	39.7	19.4	1,599.5
Other corporate securities	5,077.9	86.4	63.5	5,100.8
Total U.S. corporate securities	6,657.1	126.1	82.9	6,700.3

Foreign securities:
Government	464.7	13.8	4.1	474.4
Other	2,447.6	33.3	38.5	2,442.4
Total foreign securities	2,912.3	47.1	42.6	2,916.8

Residential mortgage-backed securities	3,938.1	35.6	70.7	3,903.0
Commercial mortgaged-backed securities	1,309.8	17.0	19.5	1,307.3
Other asset-backed securities	1,723.8	6.8	19.5	1,711.1

Total fixed maturities, including fixed
maturities pledged	17,037.7	233.7	240.1	17,031.3
Less: fixed maturities pledged	952.1	1.0	14.2	938.9

Total fixed maturities	$16,085.6	$232.7	$225.9	$16,092.4

Fixed maturities, available-for-sale, as of December 31, 2004, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$464.0	$1.8	$1.1	$464.7
State, municipalities, and political
subdivisions	20.7	-	0.8	19.9

U.S. corporate securities:
Public utilities	1,796.9	78.4	8.9	1,866.4
Other corporate securities	6,292.4	243.5	22.7	6,513.2
Total U.S. corporate securities	8,089.3	321.9	31.6	8,379.6

Foreign securities:
Government	518.9	24.2	2.2	540.9
Other	2,571.2	97.7	11.5	2,657.4
Total foreign securities	3,090.1	121.9	13.7	3,198.3

Residential mortgage-backed securities	3,440.3	43.9	22.4	3,461.8
Commercial mortgaged-backed securities	1,107.8	34.9	3.0	1,139.7
Other asset-backed securities	1,934.2	14.3	14.7	1,933.8

Total fixed maturities, including fixed
maturities pledged	18,146.4	538.7	87.3	18,597.8
Less: fixed maturities pledged	1,100.5	9.8	1.7	1,108.6

Total fixed maturities	$17,045.9	$528.9	$85.6	$17,489.2

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at December 31, 2005 and 2004. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at December 31, 2005 and 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$6,556.9	38.5%	$6,542.5	35.2%
AA	1,117.2	6.6%	865.3	4.7%
A	3,470.5	20.4%	4,035.7	21.7%
BBB	5,351.0	31.4%	6,325.2	34.0%
BB	459.6	2.7%	710.7	3.8%
B and below	76.1	0.4%	118.4	0.6%
Total	$17,031.3	100.0%	$18,597.8	100.0%

96.9% and 95.6% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at December 31, 2005 and 2004, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at December 31, 2005 and 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate, states, and municipalities	$6,719.7	39.5%	$8,399.5	45.2%
Residential mortgage-backed	3,903.0	22.9%	3,461.8	18.6%
Foreign(1)	2,916.8	17.1%	3,198.3	17.2%
Commercial mortgage-backed	1,307.3	7.7%	1,139.7	6.1%
Other asset-backed	1,711.1	10.0%	1,933.8	10.4%
U.S. Treasuries/Agencies	473.4	2.8%	464.7	2.5%
Total	$17,031.3	100.0%	$18,597.8	100.0%

(1)	Primarily U.S. dollar denominated

The amortized cost and fair value of fixed maturities as of December 31, 2005 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$558.9	$558.8
After one year through five years	3,263.1	3,255.9
After five years through ten years	4,743.8	4,762.3
After ten years	1,500.2	1,532.9
Mortgage-backed securities	5,247.9	5,210.3
Other asset-backed securities	1,723.8	1,711.1
Less: fixed maturities pledged	952.1	938.9
Fixed maturities, excluding fixed maturities pledged	$16,085.6	$16,092.4

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at December 31, 2005 or 2004.

At December 31, 2005 and 2004, fixed maturities with fair values of $11.7 and $11.9, respectively, were on deposit as required by regulatory authorities.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At December 31, 2005 and 2004, respectively, the Company had $126.1 and $376.3 in non-putable funding agreements issued to FHLB. At December 31, 2005 and 2004, respectively, assets with a carrying value of approximately $159.4 and $422.0 collateralized the funding agreements issued to the FHLB. Collateralized assets are included in Fixed maturities in the Balance Sheets.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $3,766.8 and $3,851.8 at December 31, 2005 and 2004, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to realized loss. At December 31, 2005 and 2004, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of properties of 19.5% in California at December 31, 2005.

Unrealized Losses

Fixed maturities, including securities pledged to creditors, comprise 79.4% and 81.1% of the Company’s total investment portfolio at December 31, 2005 and 2004, respectively. Unrealized losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December 31, 2005 and 2004:

	2005				2004
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$95.0	39.6%	$1.8	0.7%	$26.6	30.5%	$0.6	0.7%
More than six months
and less than twelve
months below
amortized cost	59.6	24.8%	2.7	1.1%	28.0	32.0%	1.9	2.2%
More than twelve months
below amortized cost	80.1	33.4%	0.9	0.4%	26.1	29.9%	4.1	4.7%
Total unrealized loss	$234.7	97.8%	$5.4	2.2%	$80.7	92.4%	$6.6	7.6%

Unrealized losses at December 31, 2005 and 2004, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the carrying amount of securities in unrealized loss position at December 31, 2005 and 2004:

		More than
		Six Months
	Less than	and less than	More than
2005	Six Months	Twelve Months	Twelve Months	Total
Interest rate or spread widening	$49.1	$32.6	$48.7	$130.4
Mortgage and other asset-backed
securities	47.7	29.7	32.3	109.7
Total unrealized loss	$96.8	$62.3	$81.0	$240.1
Carrying amount	$5,757.0	$2,266.6	$2,243.0	$10,266.6

2004
Interest rate or spread widening	$12.3	$16.9	$18.0	$47.2
Mortgage and other asset-backed
securities	14.9	13.0	12.2	40.1
Total unrealized loss	$27.2	$29.9	$30.2	$87.3
Carrying amount	$3,199.9	$1,710.7	$709.1	$5,619.7

Unrealized losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2005 and 2004:

		Residential	Commercial		U.S.	Other
	U.S.	Mortgage-	Mortgage-		Treasuries/	Asset-
2005	Corporate	Backed	Backed	Foreign	Agencies	Backed	Total

Less than six
months below
amortized cost	$30.6	$32.0	$10.0	$15.9	$2.6	$5.7	$96.8
More than six
months and less
than twelve
months below
amortized cost	22.4	23.7	3.4	9.9	0.4	2.5	62.3
More than twelve
months below
amortized cost	30.6	15.0	6.1	16.8	1.2	11.3	81.0
Total unrealized loss	$83.6	$70.7	$19.5	$42.6	$4.2	$19.5	$240.1

2004

Less than six
months below
amortized cost	$8.7	$11.4	$1.3	$2.6	$1.0	$2.2	$27.2
More than six
months and less
than twelve
months below
amortized cost	15.4	6.9	1.4	1.5	-	4.7	29.9
More than twelve
months below
amortized cost	8.3	4.1	0.3	9.6	0.1	7.8	30.2
Total unrealized loss	$32.4	$22.4	$3.0	$13.7	$1.1	$14.7	$87.3

Of the unrealized losses aged more than twelve months, the average market value of the related fixed maturities is 97% of the average book value. In addition, this category includes over 400 securities, which have an average quality rating of A+. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2005.

Overall, there has been an increase in unrealized losses from December 31, 2004 to December 31, 2005. This increase is largely caused by an increase in prevailing market interest rates, which tends to have a negative market value impact on fixed maturity securities. In accordance with the Financial Accounting Standards Board (“FASB”) FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS No. 115-1”), the Company considers the negative market impact of the interest rate changes, in addition to credit related items, when performing other-than-temporary impairment testing. As part of this testing, the Company determines whether or not it has the ability and intent to retain the investments for a period of time sufficient to allow for recovery in fair value.

Other-Than-Temporary Impairments

The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below amortized cost basis. Management considers the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near term prospects, future economic conditions and market forecasts, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of an investment will not be collected, an other-than-temporary impairment is considered to have occurred.

In addition, the Company invests in asset-backed securities. Determination of the required impairment is based on the analysis discussed in the preceding paragraph, as well as, credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value, and the loss is recorded in Net realized capital gains (losses).

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2005, 2004, and 2003:

	2005		2004		2003
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. corporate	$3.0	12	$-	-	$23.7	16
Residential mortgage-backed	16.4	86	9.1	88	81.3	173
Foreign(1)	0.1	1	8.5	4	11.5	2
Commercial mortgage-backed	1.2	1	-	-	-	-
Limited partnerships	0.5	1	2.2	1	-	-
Other asset-backed	0.5	2	11.5	6	5.8	7
U.S. Treasury/Agencies	0.1	1	-	-	-	-
Total	$21.8	104	$31.3	99	$122.3	198

(1) Primarily U.S. dollar denominated.

The above schedule includes $3.1 in anticipated disposition write-downs related to investments that the Company does not have the intent and ability to retain for a period of time sufficient to allow for recovery in fair value, based upon the implementation of FSP FAS No. 115-1. The following table summarizes these write-downs recognized by type for the year ended December 31, 2005:

	2005
		No. of
	Impairment	Securities
U.S. corporate	$2.6	11
Residential mortgaged-backed	0.4	1
U.S. Treasury/Agencies	0.1	1
Total	$3.1	13

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturity securities or cost for equity securities. In certain situations new factors such as negative developments and subsequent credit deterioration can subsequently change the Company’s previous intent to continue holding a security.

Because of rising interest rates, continued asset-liability management strategies and on-going comprehensive reviews of the Company’s portfolios, changes were made in the fourth quarter of 2005 to the Company’s strategic asset allocations. In addition, the Company also pursued yield enhancement strategies. These changes primarily resulted in anticipated disposition write-downs totaling $3.1 of certain securities with unrealized loss positions due to a change in intent as to whether to hold these securities until recovery.

Net Realized Capital Gains and Losses

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments, and changes in fair value of derivatives. Net realized capital gains (losses) on investments for the years ended December 31, 2005, 2004, and 2003, were as follows:

	2005	2004	2003
Fixed maturities	$47.9	$51.0	$113.3
Equity securities	0.2	6.4	0.2
Derivatives	(50.8)	(104.9)	(144.9)
Real estate	1.2	0.1	(3.4)
Other	(1.4)	(2.1)	(0.3)
Pretax net realized capital losses	$(2.9)	$(49.5)	$(35.1)
After-tax net realized capital losses	$(1.9)	$(32.2)	$(22.8)

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Sources and Uses of Liquidity

The Company’s principal sources of liquidity are annuity product charges, GIC deposits, investment income, proceeds from the maturing and sale of investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, payments under guaranteed death and living benefits, investment purchases, repayment of debt, and contract maturities, withdrawals and surrenders.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

•         A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of the Company’s statutory admitted assets as of the prior December 31. The Company had $45.0 and $184.2 receivable from ING AIH under the reciprocal loan agreement as of December 31, 2005 and 2004, respectively.

• A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. At December 31, 2005 and 2004, the Company had no amounts outstanding under the revolving note facility.

•         A $75.0 uncommitted line-of-credit agreement with PNC Bank, effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of December 31, 2005, the Company had no amounts outstanding under the line-of-credit agreement.

•         Prior to September 30, 2005, the Company maintained a $125.0 uncommitted, revolving note facility with SunTrust Bank, Atlanta. At December 31, 2004, the Company had no outstanding balances under this facility.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the FHLB and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At December 31, 2005 and 2004, the Company had $126.1 and $376.3, respectively, in non-putable funding agreements issued to FHLB. At December 31, 2005 and 2004, assets with a carrying value of approximately $159.4 and $422.0, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in fixed maturities in the Balance Sheets.

Capital Contributions and Dividends

During 2005, 2004, and 2003, the Company received capital contributions of $100.0, $230.0, and $88.7, respectively, from its parent to support its sales activities. The Company has also used capital primarily to support sales growth and also to strengthen reserves associated with its annuity products.

The Company did not pay any dividends on its common stock during 2005 and 2004. During 2003, the Company paid $12.4 in dividends on its common stock to its parent.

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

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contractowner or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract, in shares of mutual funds that are managed by the Company or its affiliates, or in other selected mutual funds not managed by the Company or its affiliates.

Variable annuity deposits are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option into which the contractowner may allocate premiums. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contractowner (including the value allocated to any fixed account) less fees and expenses. The Company offers investment options for its variable annuity contracts covering a wide range of investment styles, including large, mid, and small cap equity funds, as well as fixed income alternatives. Therefore, unlike fixed annuities, under variable annuity contracts contractowners bear the risk of investment gains and losses associated with the selected investment allocation. The Company, however, offers certain guaranteed death and living benefits (described below) under which it bears specific risks associated with these benefits. Many of the variable annuity contracts issued by the Company are combination contracts offering both variable and fixed options under which some or all of the deposits may be allocated by the contractowner to a fixed account available under the contract.

The Company’s major source of income from variable annuities is the base contract mortality fees, expense fees, and guaranteed living and death benefit rider fees charged to the customer, less the cost of administering the product, as well as the cost of providing for the guaranteed living and death benefits.

Minimum Guarantees

Variable annuity contracts containing guaranteed death and living benefits expose the Company to equity risk. A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to customers due to GMDBs, GMIBs, GMWBs, and GMABs. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with guaranteed death and living benefits.

The Company sells variable annuity contracts that offer one or more of the following guaranteed death benefits and living benefits:

Guaranteed Minimum Death Benefits: The Company has offered the following guaranteed death benefits:

•	Standard – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the premiums paid by the contractowner net of any contract withdrawals.
•

Ratchet – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum anniversary (or quarterly) value of the variable annuity adjusted for contract withdrawals.

•

Rollup (7% or 5.5% Solution) – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the aggregate premiums paid by the contractowner accruing interest at 7% or 5.5% per annum adjusted for contract withdrawals, subject to a maximum cap on the rolled up amount. (The Company has discontinued this option for new sales.)

•	Combo (Max 7) – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup.

At December 31, 2005 and 2004, the guaranteed value of these death benefits in excess of account values was estimated to be $2.5 billion before reinsurance. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, the Company has instituted an equity hedging program in lieu of reinsurance. The equity hedging program is based on the Company entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets. At December 31, 2005, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.4 billion, of which $591.9 is projected to be covered by the Company’s equity hedging program. These amounts are consistent with December 31, 2004. As of December 31, 2005, the Company has recorded a liability of $112.8, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased $45.9 from $66.9 at December 31, 2004, mainly due to the increase in fees used to fund the reserve during 2005.

Guaranteed Living Benefits: The Company offers the following guaranteed living benefits:

•

Guaranteed Minimum Income Benefit (“GMIB”) – Guarantees a minimum income payout, exercisable each contract anniversary on or after the 10th rider anniversary. This type of living benefit is the predominant selection in the Company’s sales of variable annuities.

•

Guaranteed Minimum Withdrawal Benefit (“GMWB”) – Guarantees that annual withdrawals of up to 7% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. The benefit has some reset and step-up features that may increase the guaranteed withdrawal amount in certain conditions. In addition, in 2005, the Company introduced a life time withdrawal benefit option.

•	Guaranteed Minimum Accumulation Benefit (“GMAB”) – Guarantees that the account value will be at least 100% of the premiums paid by the contractowner after 10 years (GMAB10).

At December 31, 2005, the guaranteed value of these living benefits in excess of account values was estimated to be $288.4, which is an increase of $18.7 from an estimated $269.7 at December 31, 2004. The increase was primarily driven by higher in force contracts. All living benefits are covered by the Company’s equity hedging program. The Company does not seek hedge accounting treatment. As of December 31, 2005, the Company recorded a liability of $70.3 representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased $30.0 from $40.3 at December 31, 2004, mainly due to the increase in fees used to fund the reserve during 2005.

Derivatives

The Company uses derivatives to reduce exposure to fair value and cash flow variability of assets and liabilities arising from, interest rate risk, credit risk and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under FAS No. 133.

The Company enters into interest rate, equity market, credit default, total return, and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also purchases options and futures on equity indexes to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as either Other investments or Other liabilities, as appropriate, on the Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains and losses in the Statements of Operations.

During the fourth quarter of 2005, the Company revised the financial statement presentation of derivatives. Previously, asset balances and liability balances on open derivative contracts were netted and recorded in Other investments on the Balance Sheet. The Company now reports derivatives with asset balances in Other investments and derivatives with liability balances in Other liabilities. In addition, changes in the fair value of certain derivatives were previously recorded in Net investment income in the Statement of Operations. The total change in fair value of these derivatives is now reported in Net realized capital gains (losses). These revisions resulted in an increase in Other investments and Other liabilities of $44.2 and $133.6 at December 31, 2004 and 2003, respectively, as well as a reclassification of $(114.3) and $(146.6) from Net investment income to Net realized capital gains and losses at December 31, 2004 and 2003, respectively.

The Company also has investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets or, credit ratings/spreads.

Embedded derivatives within fixed maturity instruments are included in Fixed maturities on the Balance Sheets, and changes in fair value are recorded in Net realized capital gains and losses in the Statements of Operations.

Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Balance Sheets, and changes in the fair value are recorded in Interest credited and other benefits to contractowners in the Statements of Operations.

Deposits and Reinsurance Recoverable

The Company utilizes reinsurance agreements to reduce its exposure to large losses in most aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company’s Balance Sheets.

The reinsurance recoverable increased by $2,680.0 to $4,068.1 for the year ended December 31, 2005 from $1,388.1 for the year ended December 31, 2004. The increase is primarily due to a new coinsurance agreement with an affiliate company, Security Life.

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

The account balances ceded by ING USA to Security Life under the terms of the coinsurance agreement were $2.5 billion. The assets backing the reserves for the liabilities assumed by Security Life, as well as a ceding commission, were transferred by ING USA to Security Life. Total assets transferred at fair value were $2.7 billion resulting in a Net realized capital gain (loss) of $47.9. As additional consideration for Security Life assuming the liabilities under the agreement, ING USA has assigned to Security Life any and all future premiums received by ING USA that are attributable to the contract liabilities assumed under the coinsurance agreement.

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheet. The receivable will be adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission.

The Company incurred amortization expense of the negative ceding commission of $14.2 for the year ended December 31, 2005, which is included in Other expenses on the Statements of Operations.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $456.1, $77.2 of which was with related parties. At December 31, 2004, the Company had off balance sheet commitments to purchase investments equal to their fair value of $175.3, none of which was with related parties. During 2005, $32.8 was funded to related parties under off-balance sheet commitments. In addition, in March 2006, an additional $16.0 was funded to related parties under off-balance sheet commitments.

During the fourth quarter of 2005, the Company entered into various credit default swaps to assume credit exposure for certain assets that the Company does not own. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to the notional value of the swap contract. At December 31, 2005, the fair value of credit default swaps of $0.1 and $0.4 was included in Other investments and Other liabilities, respectively, on the Balance Sheet. As of December 2005, the maximum potential future exposure to the Company on the sale of credit protection under the credit default swaps was $85.0.

In the third quarter of 2005, the Company purchased a 3-year credit-linked note arrangement, whereby the Company agreed to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2005, the maximum potential future exposure to the Company under the guarantee was $12.0.

As of December 31, 2005, the Company had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt(1)	$1,238.3	$28.2	$56.4	$56.3	$1,097.4
Operating lease obligations(2)	70.8	7.9	15.3	13.7	33.9
Purchase obligations(3)	456.1	456.1	-	-	-
Reserves for insurance obligations(4)	110,031.5	6,284.7	13,553.0	16,685.4	73,508.4
Total	$111,796.7	$6,776.9	$13,624.7	$16,755.4	$74,639.7

(1)	The Company’s long-term debt, including interest, consists of the following:

•         A surplus note in the principal amount of $35.0, and the related interest payable with its affiliate, Security Life. As of December 31, 2005, the outstanding principal, interest rate, and maturity date of the surplus note are $35.0, 7.98%, and December 7, 2029, respectively.

•         Surplus notes in the aggregate principal amount of $400.0, and the related interest payable, with its affiliates, ING Life Insurance and Annuity Company, ReliaStar Life Insurance Company, and Security Life of Denver International, Limited. As of December 31, 2005, the aggregate amount of outstanding principal, interest rate, and maturity date of these surplus notes are $400.0, 6.26%, and December 29, 2034, respectively.

(2)	Operating lease obligations relate to the rental of office space under various non-cancelable operating lease agreements, the longest term of which expires in July 2017.

(3)

Purchase obligations consist primarily of outstanding commitments under limited partnerships that may occur any time within one year. However, the exact timing of funding these commitments cannot be estimated.

(4)	Reserves for insurance obligations consist of actuarially-determined amounts to meet the Company’s future obligations under its variable annuity, fixed annuity, GIC, and other insurance products.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities and the offsetting collateral liability is included in Borrowed money on the Balance Sheets. At December 31, 2005 and 2004, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $808.0 and $715.9, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $806.3 and $713.4 at December 31, 2005 and 2004, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in Borrowed money on the Balance Sheets.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At December 31, 2005, the carrying value of the securities in reverse repurchase agreements was $15.3. The Company had no reverse repurchase agreements at December 31, 2004.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2005. The Company believes the counterparties to the dollar roll, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC’s risk-based capital reporting requirements. Amounts reported indicate that, as of December 31, 2005, the Company has total adjusted capital above all required capital levels.

Recently Adopted Accounting Standards

(See the Organization and Significant Accounting Policies footnote to the financial statements for further information.)

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

In March 2004, the EITF reached a final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) adopting a three-step impairment model for securities within its scope. The three-step model is applied on a security-by-security basis as follows:

Step 1:	Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.
Step 2:	Evaluate whether an impairment is other-than-temporary.
Step 3:	If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

On September 30, 2004, the FASB issued FSP No. EITF Issue 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’” (“FSP EITF 03-1-1”),which delayed the EITF 03-1 original effective date of July 1, 2004 related to steps two and three of the impairment model introduced.

On November 3, 2005, the FASB issued FSP FAS No. 115-1. FSP FAS No. 115-1 replaces the impairment evaluation guidance of EITF 03-1.

FSP FAS No. 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In addition, it includes considerations for accounting subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporarily impaired. FSP FAS No. 115-1 further clarifies that an impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP FAS No. 115-1 references existing guidance on other-than-temporary impairments.

FSP FAS No. 115-1 is effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. As a result of adopting FSP FAS No. 115-1, the Company recognized impairment losses of $3.1 for the year ended December 31, 2005, related to investments that the Company does not have the intent and ability to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

Share-Based Payment

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS No. 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Earlier adoption is encouraged. FAS No. 123R provides two transition methods, modified-prospective and modified-retrospective.

The modified-prospective method recognizes the grant-date fair value of compensation for new awards granted after the effective date and unvested awards beginning in the fiscal period in which the recognition provision are first applied. Prior periods are not restated. The modified-retrospective method permits entities to restate prior periods by recognizing the compensation cost based on amounts previously reported in the pro forma footnote disclosure as required under FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”).

The Company early adopted the provisions of FAS No. 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provision of FAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant date fair value in accordance with the provisions of FAS No. 123R. Results for prior periods are not restated. Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by FAS No. 123. No stock based employee compensation cost was recognized in the Statement of Operations during 2004 and 2003, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2005 and 2004 were those of ING, the Company’s ultimate parent. As a result of adopting FAS No. 123R, the Company’s net income for the year ended December 31, 2005, was $1.3 lower than if it had continued to account for share-based payments under APB No. 25. The fair value of shares granted during 2005 was $1.9 as of December 31, 2005 and will be expensed over a vesting period of 3 years. Prior to the adoption of FAS No. 123R, no modifications were made to outstanding options, and there were no significant changes to valuation methodologies as a result of the adoption of FAS No. 123R.

Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

The Company adopted SOP 03-1, on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that the revenue and expenses related to such arrangements be consolidated with the respective line items in the statement of operations. In addition, SOP 03-1 requires additional liabilities be established for certain guaranteed death benefits and for products with certain patterns of cost of insurance charges. In addition, sales inducements provided to contractowners must be recognized on the balance sheet separately from deferred policy acquisition costs and amortized as a component of benefits expense using methodologies and assumptions consistent with those used for amortization of deferred policy acquisition costs.

The Company evaluated all requirements of SOP 03-1 and determined that it is affected by SOP 03-1’s requirements to establish additional liabilities for certain guaranteed benefits and products with patterns of cost of insurance charges resulting in losses in later policy durations from the insurance benefit function, and to defer, amortize, and recognize separately, sales inducements to contractowners. Upon adoption of SOP 03-1 on January 1, 2004, the Company recognized a cumulative effect of a change in accounting principle of $(3.6), before tax or $(2.3), net of $1.3 of income taxes. In addition, requirements for certain separate account arrangements that do not meet the established criteria for separate asset and liability recognition are applicable to the Company, however, the Company’s policies on separate account assets and liabilities have historically been, and continue to be, in conformity with the requirements newly established.

In the fourth quarter of 2004, the cumulative effect of a change in accounting principle was revised due to the Company’s implementation of the TPA.

The TPA, which was approved in September 2004, provided additional guidance regarding certain implicit assessments that may be used in the testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provided additional guidance surrounding the allowed level of aggregation of additional liabilities determined under SOP 03-1. While the TPA was implemented during the fourth quarter of 2004, the TPA was retroactive to the original implementation date of SOP 03-1, January 1, 2004, and was reported as an adjustment to the SOP 03-1 cumulative effect of a change in accounting principle. The adoption of the TPA reduced the Company’s cumulative effect of a change in accounting principle by $2.0, before tax and decreased quarterly 2004 net income approximately $0.6 in each quarter, for a total decrease of $2.3.

The implementation of SOP 03-1 also raised questions regarding the interpretation of the requirements of FAS No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, the FASB issued FASB Staff Position No. FAS 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, ‘Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,’ Permit or Require Accrual of an Unearned Revenue Liability” (“FSP FAS 97-1”), effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004. The Company adopted FSP FAS 97-1 on July 1, 2004. The adoption of FSP FAS 97-1 did not have an impact on the Company’s financial position, results of operations, or cash flows.

New Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133. Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

• Clarifies which interest-only strips and principal-only strips are not subject to derivative accounting under FAS No. 133;

•         Requires that interests in securitized financial assets be analyzed to identify interests that are freestanding derivatives or that are hybrid instruments that contain embedded derivatives requiring bifurcation;

• Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
• Allows a qualifying special-purpose entity to hold derivative financial instruments that pertain to beneficial interests, other than another derivative financial instrument.

FAS No. 155 is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring after the beginning of the first fiscal year that commences after September 15, 2006. The Company is in the process of determining the impact of FAS No. 155.

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets, related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage, that occur by the exchange of a contract for a new contract, by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”) as short-duration and long-duration insurance contracts, and by FAS No. 97, as investment contracts.

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company is in the process of determining the impact of adoption of SOP 05-1.

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing the estate tax, reducing the taxation on annuity benefits, expanding private pension plan incentives, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Certain recommendations made in late 2005 by the President’s Tax Advisory Panel on Federal Tax Reform could adversely affect the market for some life insurance and annuity products if enacted by Congress. However, there are no indications at the present time that Congress will enact fundamental tax reforms in 2006, or that it has a favorable view of the Tax Panel’s recommendations regarding tax preferred savings.

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

Investment Product Regulatory Issues

Since 2002, there has been increased governmental and regulatory activity relating to mutual funds and variable insurance products. This activity has primarily focused on inappropriate trading of fund shares; revenue sharing and directed brokerage; compensation; sales practices, suitability, and supervision; arrangements with service providers; pricing; compliance and controls; adequacy of disclosure; and document retention.

In addition to responding to governmental and regulatory requests on fund trading issues, ING management, on its own initiative, conducted, through special counsel and a national accounting firm, an extensive internal review of mutual fund trading in ING insurance, retirement, and mutual fund products. The goal of this review was to identify any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel.

The internal review identified several isolated arrangements allowing third parties to engage in frequent trading of mutual funds within the variable insurance and mutual fund products of ING, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Each of the arrangements has been terminated and disclosed to regulators, to the independent trustees of ING Funds (U.S.), and in Company reports previously filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

In September 2005, an affiliate of the Company, ING Funds Distributors, LLC (“IFD”) and one of its registered persons settled an administrative proceeding with the National Association of Securities Dealers (“NASD”) in connection with frequent trading arrangements. IFD neither admitted nor denied the allegations or findings and consented to certain monetary and non-monetary sanctions. IFD’s settlement of this administrative proceeding is not material to the Company.

Other regulators, including the SEC and the New York Attorney General, are also likely to take some action with respect to the Company or certain affiliates before concluding their investigations relating to fund trading. The potential outcome of such action is difficult to predict but could subject the Company or certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.

ING has agreed to indemnify and hold harmless the ING Funds from all damages resulting from wrongful conduct by ING or its employees or from ING’s internal investigation, any investigations conducted by any governmental or self-regulatory agencies, litigation or other formal proceedings, including any proceedings by the SEC. Management reported to the ING Funds Board that ING management believes that the total amount of any indemnification obligations will not be material to ING or ING’s U.S.-based operations, including the Company.

Insurance and Other Regulatory Matters

The New York Attorney General and other federal and state regulators are also conducting broad inquiries and investigations involving the insurance industry. These initiatives currently focus on, among other things, compensation and other sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; marketing practices; specific product types (including group annuities and indexed annuities); and disclosure. It is likely that the scope of these industry investigations will further broaden before they conclude. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information.

These initiatives may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged.

In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

For further discussion of the risks to the Company as a result of possible changes in U.S. regulation and recent regulatory inquiries, see Part I, Item 1A. Risk Factors.

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

Interest Rate Risk

The Company defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from the Company’s primary activity of investing fixed annuity premiums and guaranteed investment contract deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. The Company manages the interest rate risk in its assets under management (“AUM”) relative to the interest rate risk in its liabilities. The current product portfolio also includes products where interest rate risks are entirely or partially passed on to the contractowner, thereby reducing the Company’s exposure to interest rate movements. Changes in interest rates can impact present and future earnings, the levels of new sales, surrenders, or withdrawals.

The following schedule demonstrates the potential changes in the 2005 earnings from an instantaneous, parallel increase/decrease in interest rates of 1% on December 31, 2005. These changes to income could relate to future investment income, interest paid to contractowners, market-value adjustments, amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), sales levels, or any other net income item that would be affected by interest rate changes. The effect of interest rate changes is different by product. In addition, the Company has estimated the impact to December 31 Shareholder’s equity from the same instantaneous change in interest rates. The effect on Shareholder’s equity includes the impact of interest rate fluctuations on income, unrealized gains or losses on available-for-sale securities, and DAC and VOBA adjustments for unrealized holding gains or losses on available-for-sale securities.

Interest rate sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2005	2005

Increase of 1%	$(7.6)	$(74.6)
Decrease of 1%	(3.4)	63.6

The above analysis includes the following changes in DAC and VOBA related to an instantaneous, parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2005	2005

Increase of 1%	$75.7	$(22.1)
Decrease of 1%	(57.6)	37.9

Equity Market Risk

The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of AUM, which is primarily driven by the level of sales, equity market appreciation and depreciation, and the persistency of the in force block of business.

Prolonged and precipitous declines in the equity markets can have a significant impact on the Company’s operations. As a result, sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower AUM will have a negative impact on the Company’s financial results, primarily due to lower fee income on variable annuities. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate account move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed interest credited rates.

In addition, prolonged declines in the equity market may also decrease the Company’s expectations of future gross profits, which are utilized to determine the amount of DAC and VOBA to be amortized in a given financial statement period. A significant decrease in the Company’s estimated gross profits would require the Company to accelerate the amount of amortization of DAC and VOBA in a given period, potentially causing a material adverse deviation in the period’s Net income.

The following schedule demonstrates the potential changes in the 2005 earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2005. These changes to income could relate to future fee income, unrealized or realized gains and losses, amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by a substantial change to equity markets. In addition, the Company has estimated the impact to Shareholder’s equity as of December 31, 2005 from the same instantaneous change in equity markets. The effect on Shareholder’s equity include the impact of equity market fluctuations on income, unrealized gains or losses on available-for-sale securities, and DAC and VOBA adjustments for unrealized holdings gains or losses on available-for-sale securities.

Equity sensitivity and effect on Net income and Shareholder’s equity

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2005	2005

Increase of 10%	$45.6	$45.6
Decrease of 10%	(59.6)	(59.6)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC/VOBA	Assets as of
	for	December 31,
	2005	2005

Increase of 10%	$(129.9)	$129.9
Decrease of 10%	120.0	(120.0)

Hedging of Minimum Guarantees

The Company sells variable annuity contracts that offer various guaranteed death and living benefits including guaranteed minimum death benefits (“GMDBs”), guaranteed minimum income benefits (“GMIBs”), guaranteed minimum withdrawals benefits (“GMWBs”), and guaranteed minimum accumulation benefits (“GMABs”). See Part II, Item 7., discussion of Minimum Guarantees under Liquidity and Capital Resources.

The liabilities associated with GMDBs, GMIBs, and GMWBs with life contingency, are recorded in accordance with Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts” (“SOP 03-1”). The liabilities associated with GMABs and GMWBs without life contingency represent embedded derivative liabilities in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. These guarantees are carried at fair value in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”) and are reported in Future policy benefits and claims reserves in the Balance Sheets.

Both the liabilities recorded in accordance with SOP 03-1 and the liabilities carried at fair value in accordance with FAS No. 133 are calculated based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning contractowner behavior. These liability assumptions, such as lapses, partial withdrawals and mortality, are based on Company experience and are, where appropriate, consistent with those used for DAC and VOBA.

Declines in the equity market may increase the Company’s net exposure to the aforementioned death benefit and living benefit guarantees offered under these contracts. Such declines would cause a decrease in account values, and increase the possibility that the Company may be required to pay amounts related to these guarantees. The following schedule demonstrates the potential change in the 2005 reserve liabilities for minimum guarantees resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2005.

	Effect on Reserves
	GMDBs	GMIBs	GMABs	GMWBs

Increase of 10%	$(30.3)	$(14.0)	$(6.0)	$(6.4)
Decrease of 10%	50.1	19.8	9.8	11.2

For a portion of the GMDBs issued prior to 2000, the Company mitigates market exposure with reinsurance. For most other pre-2000 GMDBs, and for all death benefit and living benefit guarantees issued after 1999, the Company mitigates equity market risk with a Capital Market Hedging Program (“Hedging Program”). The Hedging Program primarily uses exchange traded index futures contracts to mitigate equity market fluctuations. In addition, the Hedging Program uses interest rate swaps to mitigate certain interest rate exposures associated with these guarantees and put options to mitigate certain exposure to the risks that volatility in equity market returns present. The change in value of the derivatives used in the Hedging Program is recorded in Net realized capital gains (losses) in the Statements of Operations.

Hedging of Indexed Annuity Guarantees

The crediting mechanism for Indexed Annuities exposes the company to changes in the equity market (“S&P 500”). The Company mitigates this exposure by purchasing over-the-counter S&P 500 call options from broker-dealer derivative counterparties who generally have a minimum credit rating of Aa3 from Moody’s Investor’s Service, Inc., and AA- from Standard & Poor’s. For each broker-dealer counterparty, the Company’s derivative exposure to that counterparty is aggregated with any fixed income exposure to the same counterparty and is maintained within applicable State requirements and National Association of Insurance Commissioners insurance regulatory guidelines.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	71

Financial Statements:

Statements of Operations for the years ended
December 31, 2005, 2004, and 2003	72

Balance Sheets as of December 31, 2005 and 2004	73

Statements of Changes in Shareholder's Equity for the years ended
December 31, 2005, 2004, and 2003	75

Statements of Cash Flows for the years ended
December 31, 2005, 2004, and 2003	76

Notes to Financial Statements	78

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING USA Annuity and Life Insurance Company

We have audited the accompanying balance sheets of ING USA Annuity and Life Insurance Company as of December 31, 2005 and 2004, and the related statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING USA Annuity and Life Insurance Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed the accounting principle for certain non-traditional long duration contracts and for separate accounts effective January 1, 2004. As discussed in Note 15 to the financial statements, the Company restated certain amounts presented in the statements of cash flows related to realized gains and losses, investment contracts, and short-term loans for the years ended December 31, 2004 and 2003.

/s/ Ernst & Young

Atlanta, Georgia

March 24, 2006

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Operations

(In millions)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Net investment income	$1,102.2	$1,121.5	$1,108.9
Fee income	745.6	569.2	402.0
Premiums	21.8	21.8	20.3
Net realized capital losses	(2.9)	(49.5)	(35.1)
Other income	0.7	0.3	-
Total revenue	1,867.4	1,663.3	1,496.1
Benefits and expenses:
Interest credited and other benefits to contractowners	1,085.8	1,133.0	920.5
Operating expenses	192.5	162.6	162.1
Amortization of deferred policy acquisition
costs and value of business acquired	318.9	186.8	347.9
Interest expense	29.6	5.1	8.2
Other	16.5	2.2	0.9
Total benefits and expenses	1,643.3	1,489.7	1,439.6
Income before income taxes and cumulative
effect of change in accounting principle	224.1	173.6	56.5
Income tax expense (benefit)	34.2	80.7	(0.8)
Income before cumulative effect of change
in accounting principle	189.9	92.9	57.3
Cumulative effect of change in accounting
principle, net of tax	-	(1.0)	-
Net income	$189.9	$91.9	$57.3

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Balance Sheets

(In millions, except share data)

	As of December 31,
	2005	2004
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $16,085.6 at 2005 and $17,045.9 at 2004)	$16,092.4	$17,489.2
Equity securities, available-for-sale, at fair value
(cost of $28.6 at 2005 and $34.8 at 2004)	29.7	35.3
Mortgage loans on real estate	3,766.8	3,851.8
Policy loans	166.1	169.0
Other investments	460.7	277.2
Securities pledged
(amortized cost of $952.1 at 2005 and $1,100.5 at 2004)	938.9	1,108.6
Total investments	21,454.6	22,931.1
Cash and cash equivalents	215.2	209.0
Short-term investments under securities loan agreement	140.2	402.8
Accrued investment income	175.0	201.7
Receivable for securities sold	32.1	38.9
Deposits and reinsurance recoverable from affiliate	4,068.1	1,388.1
Deferred policy acquisition costs	2,255.4	1,704.1
Value of business acquired	122.1	112.2
Sales inducements to contractowners	556.3	514.6
Due from affiliates	60.0	192.4
Other assets	29.9	28.3
Assets held in separate accounts	30,262.8	24,746.7
Total assets	$59,371.7	$52,469.9

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Balance Sheets

(In millions, except share data)

	As of December 31,
	2005	2004
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$24,225.3	$22,961.0
Payables for securities purchased	0.8	35.9
Payables under securities loan agreement	140.2	402.8
Borrowed money	806.3	713.4
Notes to affiliates	435.0	435.0
Due to affiliates	39.7	51.8
Current income taxes	34.1	15.7
Deferred income taxes	135.7	12.5
Other liabilities	342.8	320.6
Liabilities related to separate accounts	30,262.8	24,746.7
Total liabilities	56,422.7	49,695.4

Shareholder's equity
Common stock (250,000 shares authorized, issued
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	4,143.1	4,041.1
Accumulated other comprehensive (loss) income	(4.7)	112.7
Retained earnings (deficit)	(1,191.9)	(1,381.8)
Total shareholder's equity	2,949.0	2,774.5
Total liabilities and shareholder's equity	$59,371.7	$52,469.9

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Changes in Shareholder’s Equity

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2002	$2.5	$3,722.4	$133.2	$(1,518.6)	$2,339.5
Comprehensive income:
Net income	-	-	-	57.3	57.3
Other comprehensive income,
net of tax:
Change in net unrealized gain (loss)
on securities ($82.8 pretax)	-	-	54.9	-	54.9
Total comprehensive income					112.2
Dividends paid	-	-	-	(12.4)	(12.4)
Contribution of capital	-	88.7	-	-	88.7
Balance at December 31, 2003	2.5	3,811.1	188.1	(1,473.7)	2,528.0
Comprehensive income:
Net income	-	-	-	91.9	91.9
Other comprehensive loss,
net of tax:
Change in net unrealized gain (loss)
on securities ($(114.0) pretax)	-	-	(70.5)	-	(70.5)
Minimum pension liability	-	-	(4.9)	-	(4.9)
Total comprehensive income					16.5
Contribution of capital	-	230.0	-	-	230.0
Balance at December 31, 2004	2.5	4,041.1	112.7	(1,381.8)	2,774.5
Comprehensive income:
Net income	-	-	-	189.9	189.9
Other comprehensive loss,
net of tax:
Change in net unrealized gain (loss)
on securities ($(185.1) pretax)	-	-	(118.4)	-	(118.4)
Minimum pension liability ($(1.1) pretax)	-	-	1.0	-	1.0
Total comprehensive income					72.5
Contribution of capital	-	100.0	-	-	100.0
Employee share-based payments	-	2.0	-	-	2.0
Balance at December 31, 2005	$2.5	$4,143.1	$(4.7)	$(1,191.9)	$2,949.0

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Cash Flows from Operating Activities:
Net income	$189.9	$91.9	$57.3
Adjustments to reconcile net income to
net cash provided by operating activities:
Capitalization of deferred policy acquisition costs
and sales inducements	(715.3)	(688.3)	(491.9)
Amortization of deferred policy acquisition costs,
value of business acquired, and sales inducements	387.7	252.3	347.9
Net accretion/decretion of discount/premium	93.1	139.6	218.2
Future policy benefits, claims reserves, and
interest credited	1,078.4	916.7	782.4
Provision for deferred income taxes	192.0	75.4	(1.9)
Net realized capital losses	2.9	49.5	35.1
Change in:
Accrued investment income	26.7	(9.0)	14.3
Reinsurance recoverable (excluding GICs)	(31.1)	11.2	18.1
Other receivables and asset accruals	(1.6)	(8.2)	(2.8)
Due to/from affiliates	(18.9)	(19.8)	52.0
Other payables and accruals	39.3	41.2	73.0
Employee share-based payments	2.0	-	-
Net cash provided by operating activities	1,245.1	852.5	1,101.7
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	16,027.0	17,876.4	20,180.2
Equity securities, available-for-sale	20.7	106.8	45.7
Mortgage loans on real estate	739.7	388.6	561.1
Acquisition of:
Fixed maturities, available-for-sale	(17,518.1)	(20,517.6)	(21,223.3)
Equity securities, available-for-sale	(14.1)	(20.2)	(16.2)
Mortgage loans on real estate	(658.0)	(856.4)	(1,075.5)
Other investments	(236.5)	(274.8)	(232.1)
Other	2.9	(3.2)	2.7
Net cash used in investing activities	(1,636.4)	(3,300.4)	(1,757.4)

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Financing Activities:
Deposits received for investment contracts	5,225.6	5,888.2	3,056.7
Maturities and withdrawals from investment contracts	(5,039.7)	(3,244.4)	(2,843.5)
Reinsurance recoverable on investment contracts	(120.5)	(747.4)	7.5
Reinsurance recapture	-	-	134.5
Notes to affiliates	-	350.0	-
Short-term loan with affiliate	139.2	(63.8)	(120.4)
Short-term loans	92.9	179.2	210.6
Dividends to Parent	-	-	(12.4)
Contribution of capital from Parent	100.0	230.0	88.7
Net cash provided by financing activities	397.5	2,591.8	521.7
Net increase (decrease) in cash and cash equivalents	6.2	143.9	(134.0)
Cash and cash equivalents, beginning of year	209.0	65.1	199.1
Cash and cash equivalents, end of year	$215.2	$209.0	$65.1
Supplemental cash flow information:
Income taxes (received) paid, net	$(174.7)	$8.3	$53.0
Interest paid	$52.1	$14.2	$10.8

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

On January 1, 2004, the Company simultaneously redomesticated from Delaware to Iowa, changed its name from Golden American Life Insurance Company to ING USA Annuity and Life Insurance Company, and merged the following affiliates into the Company: Equitable Life Insurance Company of Iowa ("Equitable Life"), USG Annuity & Life Company, and United Life & Annuity Insurance Company (collectively, the “Merger Companies”). Prior to the merger date, ING USA was a wholly-owned subsidiary of Equitable Life.

Description of Business

The Company offers various insurance products including immediate and deferred variable and fixed annuities. The Company’s annuity products are distributed by national wirehouses, regional securities firms, independent National Association of Securities Dealers, Inc. (“NASD”) firms with licensed registered representatives, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations and the ING broker-dealer network. The Company’s primary annuity customers are retail consumers.

The Company also offers guaranteed investment contracts and funding agreements, collectively referred to as “GICs”, primarily to institutional investors and corporate benefit plans. These products are marketed by home office personnel or through specialty insurance brokers.

The Company previously provided interest-sensitive, traditional, and variable life insurance, and health insurance. The Company no longer issues these products. The life insurance business is in run-off and the Company has ceded to other insurers all health insurance.

The Company has one operating segment, ING U.S. Financial Services.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Recently Adopted Accounting Standards

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”), adopting a three-step impairment model for securities within its scope. The three-step model is applied on a security-by-security basis as follows:

Step 1:	Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.
Step 2:	Evaluate whether an impairment is other-than-temporary.
Step 3:	If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF Issue 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’” (“FSP EITF 03-1-1”),which delayed the EITF 03-1 original effective date of July 1, 2004 for steps two and three of the impairment model introduced.

On November 3, 2005, the FASB issued FSP Statement of Financial Accounting Standard (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS No. 115-1”). FSP FAS No. 115-1 replaces the impairment evaluation guidance of EITF 03-1.

FSP FAS No. 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In addition, it includes considerations for accounting subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporarily impaired. FSP FAS No. 115-1 further clarifies that an impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP FAS No. 115-1 references existing guidance on other-than-temporary impairments.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

FSP FAS No. 115-1 is effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. As a result of adopting FSP FAS No. 115-1, the Company recognized impairment losses of $3.1 for the year ended December 31, 2005, related to investments that the Company does not have the intent and ability to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the EITF reached a consensus on EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partner Have Certain Rights”(“EITF 04-5”), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation No. 46R: “Consolidation of Variable Interest Entities” (“FIN 46R”). EITF 04-5 was effective immediately for all new limited partnership formed and for existing limited partnerships for which partnership agreements are modified after June 29, 2005, and is effective for all other limited partnerships at the commencement of the first reporting period beginning after December 15, 2005.

The Company’s limited partnership investment totaling $19.7 in Powers Ferry Properties Ltd Partnership (“PFP”), an affiliate acquired on May 12, 2005, is accounted for using the equity method, as ING USA does not have substantive kick-out or participating rights and, therefore, cannot overcome the presumption of control by the general partner of PFP. As of December 31, 2005, the Company’s remaining investments in limited partnerships are generally considered variable interest entities under FIN 46R, and are accounted for using the cost or equity methods of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other investments on the Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS No. 123R was effective at the beginning of the first interim or annual period beginning after June 15, 2005. FAS No. 123R provides two transition methods, modified-prospective and modified-retrospective.

The modified-prospective method recognizes the grant-date fair value of compensation for new awards granted after the effective date and unvested awards beginning in the fiscal period in which the recognition provision are first applied. Prior periods are not restated. The modified-retrospective method permits entities to restate prior periods by recognizing the compensation cost based on amounts previously reported in the pro forma footnote disclosure as required under FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”).

The Company early adopted the provisions of FAS No. 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provision of FAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant date fair value in accordance with the provisions of FAS No. 123R. Results for prior periods are not restated. Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by FAS No. 123. No stock based employee compensation cost was recognized in the Statement of Operations during 2004 and 2003, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2005 and 2004 were those of ING, the Company’s ultimate parent. As a result of adopting FAS No. 123R, the Company’s net income for the year ended December 31, 2005, was $1.3 lower than if it had continued to account for share-based payments under APB No. 25. The fair value of shares granted during 2005 was $1.9 as of December 31, 2005, and will be expensed over a vesting period of 3 years. Prior to the adoption of FAS No. 123R, no modifications were made to outstanding options, and there were no significant changes to valuation methodologies as a result of the adoption of FAS No. 123R.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

The Company adopted Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that the revenue and expenses related to such arrangements be consolidated with the respective line items in the Statements of Operations. In addition, SOP 03-1 requires additional liabilities be established for certain guaranteed death benefits and for products with certain patterns of cost of insurance charges. Sales inducements provided to contractowners must be recognized on the balance sheet separately from deferred policy acquisition costs and amortized as a component of benefits expense using methodologies and assumptions consistent with those used for amortization of deferred policy acquisition costs.

The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP’s requirements to establish additional liabilities for certain guaranteed benefits and products with patterns of cost of insurance charges resulting in losses in later policy durations from the insurance benefit function and to defer, amortize, and recognize separately, sales inducements to contractowners. Upon adoption of SOP 03-1 on January 1, 2004, the Company recognized a cumulative effect of a change in accounting principle of $(3.6), before tax, or $(2.3) net of $1.3 of income taxes. In addition, requirements for certain separate account arrangements that do not meet the established criteria for separate asset and liability recognition are applicable to the Company, however, the Company’s policies on separate account assets and liabilities have historically been, and continue to be, in conformity with the requirements newly established.

In the fourth quarter of 2004, the cumulative effect of a change in accounting principle was revised due to the Company’s implementation of Technical Practice Aid 6300.05–6300.08 “Q&As Related to the Implementation of SOP 03-1, ‘Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”’ (the “TPA”).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The TPA, which was approved in September 2004, provided additional guidance regarding certain implicit assessments that may be used in the testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provided additional guidance surrounding the allowed level of aggregation of additional liabilities determined under SOP 03-1. While the TPA was implemented during the fourth quarter of 2004, the TPA is retroactive to the original implementation date of SOP 03-1, January 1, 2004 and is reported as an adjustment to SOP 03-1’s cumulative effect of a change in accounting principle. The adoption of the TPA reduced the Company’s cumulative effect of a change in accounting principle by $2.0, before tax and decreased quarterly 2004 net income approximately $0.6 in each quarter, for a total decrease of $2.3.

The implementation of SOP 03-1 also raised questions regarding the interpretation of the requirements of FAS No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”), concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, the “FASB issued FASB Staff Position No. FAS 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, ‘Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,’ Permit or Require Accrual of an Unearned Revenue Liability” (“FSP FAS 97-1”), effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004. The Company adopted FSP FAS 97-1 on July 1, 2004. The adoption of FSP FAS 97-1 did not have an impact on the Company’s financial position, results of operations, or cash flows.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). In December 2003, the FASB issued FIN 46R to make certain technical revisions and address certain implementation issues that had arisen. FIN 46R provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

FIN 46R requires a VIE to be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46R also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

The adoption of FIN 46R had no impact on the Company’s financial statements. The Company held investments in VIEs in the form of private placement securities, structured securities, securitization transactions, and limited partnerships with an aggregate fair values of $8.5 billion and $7.0 billion as of December 31, 2005 and 2004, respectively. These VIEs are held by the Company for investment purposes. Consolidation of these investments in the Company’s financial statements is not required as the Company is not the primary beneficiary for any of these VIEs. Book values as of December 31, 2005 and 2004 of $8.5 billion and $6.9 billion, respectively, represent the maximum exposure to loss on the investment of VIEs. In addition, the Company may be exposed to the loss of asset management fees it receives for some of this structures.

New Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

• Clarifies which interest-only strips and principal-only strips are not subject to derivative accounting under FAS No. 133;

•         Requires that interests in securitized financial assets be analyzed to identify interests that are freestanding derivatives or that are hybrid instruments that contain embedded derivatives requiring bifurcation;

• Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
• Allows a qualifying special-purpose entity to hold derivative financial instruments that pertain to beneficial interests, other than another derivative financial instrument.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

FAS No. 155 is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring after the beginning of the first fiscal year that commences after September 15, 2006. The Company is in the process of determining the impact of FAS No. 155.

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets, related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage, that occur by the exchange of a contract for a new contract, by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”), as short-duration and long-duration insurance contracts, and by FAS No. 97, as investment contracts.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (see Reclassification and Changes to Prior Year Presentation footnote).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other debt issues with a maturity of 90 days or less when purchased.

Investments

All of the Company’s fixed maturity and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in Shareholder’s equity, after adjustment for related changes in deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), and deferred income taxes.

Other-Than-Temporary-Impairments

The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Management considers the length of the time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other-than-temporary impairment is considered to have occurred.

In addition, the Company invests in structured securities that meet the criteria of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Under EITF 99-20, a further determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value, and the loss is recorded in Net realized capital gains (losses).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Purchases and Sales

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

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

Mortgage loans on real estate are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses). At December 31, 2005 and 2004, the Company had no allowance for mortgage loan credit losses.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Derivative instruments are reported at fair value using the Company’s derivative accounting system. The system uses key financial data, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates, which are obtained from third party sources and uploaded into the system. Embedded derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models or market quotations. Guaranteed minimum withdrawals benefits (“GMWBs”) without life contingency and guaranteed minimum accumulation benefits (“GMABs”) represent an embedded derivative liability in the variable annuity contract that is required to be reported separately from the host variable annuity contract. The option component of an equity indexed annuity (“EIA”) also represents an embedded derivative. These embedded derivatives are carried at fair value based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning contractowner behavior.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase the return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements is included in Borrowed money on the Balance Sheets.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. Reverse repurchase agreements are included in Cash equivalents on the Balance Sheets.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under FAS No. 133, as the Company has not historically sought hedge accounting treatment.

The Company enters into interest rate, equity market, credit default, total return, and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also purchases options and futures on equity indexes to reduce and manage risks associated with its annuity products. Open derivative contracts with asset balances and liability balances are included in Other investments or Other liabilities, as appropriate, on the Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Statements of Operations.

During the fourth quarter of 2005, the Company revised the financial statement presentation of derivatives. Previously, asset balances and liability balances on open derivative contracts were netted and recorded in Other investments on the Balance Sheet. The Company now reports derivatives with asset balances in Other investments and derivatives with liability balances in Other liabilities. In addition, changes in the fair value of certain derivative were previously recorded in Net investment income in the Statement of Operations. The total change in fair value of these derivatives is now reported in net realized capital gains (losses). These revisions resulted in an increase in Other investments and Other liabilities of $44.2 and $133.6 at December 31, 2004 and 2003, respectively, as well as a reclassification of $(114.3) and $(146.6) from Net investment income to Net realized capital gains and losses at December 31, 2004 and 2003, respectively.

The Company also had investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

Embedded derivatives within fixed maturity instruments are included in Fixed maturities on the Balance Sheets, and changes in fair value are recorded in Net realized capital gains (losses) in the Statements of Operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Balance Sheets, and changes in the fair value are recorded in Interest credited and other benefits to contractowners in the Statements of Operations.

Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business.

VOBA represents the outstanding value of in force business capitalized in purchase accounting when the Company was acquired and is subject to amortization. The value is based on the present value of estimated profits embedded in the Company’s contracts.

FAS No. 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges. DAC related to GICs, however, is amortized on a straight-line basis over the life of the contract.

For FAS No. 97 products, changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable universal life and variable deferred annuity products. One of the most significant assumptions involved in the estimation of future gross profits is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Other significant assumptions include surrender and lapse rates, estimated interest spread, and estimated mortality.

Due to the relative size and sensitivity to minor changes in underlying assumptions of DAC and VOBA balances, the Company performs quarterly and annual analyses of DAC and VOBA for the annuity and life businesses, respectively. The DAC and VOBA balances are evaluated for recoverability.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

At each evaluation date, actual historical gross profits are reflected and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised (“unlocking”), retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In general, increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, decreases in investment, mortality, and expense margins, and thus estimated future profits, increase the rate of amortization.

Reserves

Future policy benefits and claims reserves include reserves for deferred annuities and immediate annuities with and without life contingent payouts, universal life insurance contracts, and GICs. Generally, reserves are calculated using mortality and withdrawal rate assumptions based on relevant Company experience and are periodically reviewed against both industry standards and experience.

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Reserve interest rates varied by product up to 8.0% for 2005, 2004, and 2003.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2005, 2004, and 2003, reserve interest discount rates varied up to 8.0%.

Reserves for EIAs are computed in accordance with FAS No. 97 and FAS No. 133. Accordingly, the aggregate initial liability is equal to the deposit received plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in the Statements of Operations.

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses less the present value of future net premiums.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Under SOP 03-1, the Company calculates additional liabilities for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The SOP 03-1 reserve recognized for such products is in addition to the liability previously held and recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

The Company calculates a benefit ratio for each block of business subject to SOP 03-1, and calculates an SOP 03-1 reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess death benefits during the period. The SOP 03-1 reserve is accumulated at interest rates using the contract-credited rate for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

The SOP 03-1 reserve for annuities with guaranteed minimum death benefits (“GMDBs”) is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

The SOP 03-1 reserve for GMWBs with life contingency and guaranteed minimum income benefits (“GMIBs”) is determined each period by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if the actual experience or other evidence suggests that earlier assumptions should be revised.

GMABs and GMWBs without life contingency are considered to be derivatives under FAS No. 133. The additional reserves for these guarantees are recognized at fair value through the Statements of Operations.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Sales Inducements

Sales inducements represent benefits paid to contractowners for a specified period that are incremental to the amounts the Company credits on similar contracts and are higher than the contract’s expected ongoing crediting rates for periods after the inducement. As of January 1, 2004, such amounts are reported separately on the Balance Sheets in accordance with SOP 03-1. Beginning in 2004, sales inducements are amortized as a component of Interest credited and other benefits to contractowners using methodologies and assumptions consistent with those used for amortization of DAC.

Revenue Recognition

For universal life and most annuity contracts, charges assessed against contractowner funds for the cost of insurance, surrender, expenses, and other fees are recorded as revenue as charges are assessed. Other amounts received for these contracts are reflected as deposits and are not recorded as premium or revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting amount in both Premiums and Interest credited and other benefits to contractowners in the Statements of Operations.

Premiums on the Statements of Operations primarily represent amounts received under traditional life insurance policies.

For GICs, deposits made to the Company are not recorded as revenue in the Statements of Operations, but are recorded directly to Future policy benefits and claims reserves on the Balance Sheets.

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

Separate account assets and liabilities are carried at fair value and shown as separate captions in the Balance Sheets. Deposits, investment income, and net realized and unrealized capital gains and losses of the separate accounts, however, are not reflected in the Statements of Operations (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Statements of Cash Flows do not reflect investment activity of the separate accounts.

Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for separate presentation in the Balance Sheets (primarily guaranteed interest options), and revenue and expenses related to such arrangements, are consolidated in the financial statements with the general account. At December 31, 2005 and 2004, unrealized gains of $21.9 and $100.5, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in Shareholder’s equity.

Reinsurance

The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses from its life and annuity insurance business. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the Company’s primary liability as the direct insurer of the risks. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial strength and credit ratings of its reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company’s Balance Sheets.

Participating Insurance

Participating business approximates 10.4% of the Company’s ordinary life insurance in force and 26.1% of life insurance premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Amounts allocable to participating contractowners are based on published dividend projections or expected dividend scales. Dividends to participating policyholders of $15.8, $16.2, and $17.2, were incurred during the years ended December 31, 2005, 2004, and 2003, respectively.

Income Taxes

The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

2.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, as of December 31, 2005, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$476.5	$1.1	$4.2	$473.4
State, municipalities, and political
subdivisions	20.1	-	0.7	19.4

U.S. corporate securities:
Public utilities	1,579.2	39.7	19.4	1,599.5
Other corporate securities	5,077.9	86.4	63.5	5,100.8
Total U.S. corporate securities	6,657.1	126.1	82.9	6,700.3

Foreign securities:
Government	464.7	13.8	4.1	474.4
Other	2,447.6	33.3	38.5	2,442.4
Total foreign securities	2,912.3	47.1	42.6	2,916.8

Residential mortgage-backed securities	3,938.1	35.6	70.7	3,903.0
Commercial mortgaged-backed securities	1,309.8	17.0	19.5	1,307.3
Other asset-backed securities	1,723.8	6.8	19.5	1,711.1

Total fixed maturities, including fixed
maturities pledged	17,037.7	233.7	240.1	17,031.3
Less: fixed maturities pledged	952.1	1.0	14.2	938.9
Total fixed maturities	16,085.6	232.7	225.9	16,092.4
Equity securities	28.6	1.1	-	29.7

Total investments, available-for-sale	$16,114.2	$233.8	$225.9	$16,122.1

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Fixed maturities and equity securities, available-for-sale, as of December 31, 2004, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$464.0	$1.8	$1.1	$464.7
State, municipalities, and political
subdivisions	20.7	-	0.8	19.9

U.S. corporate securities:
Public utilities	1,796.9	78.4	8.9	1,866.4
Other corporate securities	6,292.4	243.5	22.7	6,513.2
Total U.S. corporate securities	8,089.3	321.9	31.6	8,379.6

Foreign securities:
Government	518.9	24.2	2.2	540.9
Other	2,571.2	97.7	11.5	2,657.4
Total foreign securities	3,090.1	121.9	13.7	3,198.3

Residential mortgage-backed securities	3,440.3	43.9	22.4	3,461.8
Commercial mortgaged-backed securities	1,107.8	34.9	3.0	1,139.7
Other asset-backed securities	1,934.2	14.3	14.7	1,933.8

Total fixed maturities, including fixed
maturities pledged	18,146.4	538.7	87.3	18,597.8
Less: fixed maturities pledged	1,100.5	9.8	1.7	1,108.6
Total fixed maturities	17,045.9	528.9	85.6	17,489.2
Equity securities	34.8	0.5	-	35.3

Total investments available-for-sale	$17,080.7	$529.4	$85.6	$17,524.5

At December 31, 2005 and 2004, net unrealized (depreciation) appreciation was $(5.3) and $451.9, respectively, on total fixed maturities, including fixed maturities pledged to creditors, and equity securities.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized losses in fixed maturities at December 31, 2005 and 2004, were related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the fair value of fixed maturities, including fixed maturities pledged to creditors, in unrealized loss position at December 31, 2005 and 2004.

		More than
		Six Months
	Less than	and less than	More than
2005	Six Months	Twelve Months	Twelve Months	Total

Interest rate or spread widening	$49.1	$32.6	$48.7	$130.4
Mortgage and other asset-backed
securities	47.7	29.7	32.3	109.7
Total unrealized loss	$96.8	$62.3	$81.0	$240.1
Carrying amount	$5,757.0	$2,266.6	$2,243.0	$10,266.6

2004

Interest rate or spread widening	$12.3	$16.9	$18.0	$47.2
Mortgage and other asset-backed
securities	14.9	13.0	12.2	40.1
Total unrealized loss	$27.2	$29.9	$30.2	$87.3
Carrying amount	$3,199.9	$1,710.7	$709.1	$5,619.7

Of the unrealized losses aged more than twelve months, the average market value of the related fixed maturities is 97% of the average book value. In addition, this category includes over 400 securities, which have an average quality rating of A+. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2005.

Overall, there has been an increase in unrealized losses from December 31, 2004 to December 31, 2005. This increase is largely caused by an increase in interest rates, which tends to have a negative market value impact on fixed maturity securities. In accordance with FSP FAS No. 115-1, the Company considers the negative market impact of the interest rate changes, in addition to credit related items, when performing other-than-temporary impairment testing. As a part of this testing, the Company determines whether or not it has the ability and intent to retain the investments for a period of time sufficient to allow for recovery in fair value.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities as of December 31, 2005, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$558.9	$558.8
After one year through five years	3,263.1	3,255.9
After five years through ten years	4,743.8	4,762.3
After ten years	1,500.2	1,532.9
Mortgage-backed securities	5,247.9	5,210.3
Other asset-backed securities	1,723.8	1,711.1
Less: fixed maturities pledged	952.1	938.9
Fixed maturities, excluding fixed maturities pledged	$16,085.6	$16,092.4

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at December 31, 2005.

At December 31, 2005 and 2004, fixed maturities with fair values of $11.7 and $11.9, respectively, were on deposit as required by regulatory authorities.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At December 31, 2005 and 2004, respectively, the Company had $126.1 and $376.3 in non-putable funding agreements issued to the FHLB. At December 31, 2005 and 2004, respectively, assets with a carrying value of approximately $159.4 and $422.0 collateralized the funding agreements to the FHLB. Collateralized assets are included in Fixed maturities in the Balance Sheets.

Repurchase Agreements

The Company engages in dollar rolls and repurchase agreements. At December 31, 2005 and 2004, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $808.0 and $715.9, respectively. The repurchase obligation related to dollar rolls and repurchase agreements totaled $806.3 and $713.4 at December 31, 2005 and 2004, respectively.

The Company also enters into reverse repurchase agreements. At December 31, 2005, the carrying value of the securities in reverse repurchase agreements was $15.3. The Company had no reverse repurchase agreement at December 31, 2004.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2005 and 2004. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2005, 2004, and 2003:

	2005		2004		2003
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Corporate	$3.0	12	$-	-	$23.7	16
Residential mortgage-
backed	16.4	86	9.1	88	81.3	173
Foreign(1)	0.1	1	8.5	4	11.5	2
Commercial mortgage	1.2	1	-	-	-	-
Limited partnerships	0.5	1	2.2	1	-	-
Other asset-backed	0.5	2	11.5	6	5.8	7
U.S. Treasury/Agencies	0.1	1	-	-	-	-
Total	$21.8	104	$31.3	99	$122.3	198

(1) Primarily U.S. dollar denominated.

The above schedule includes $3.1 in anticipated disposition write-downs related to investments that the Company does not have the intent and ability to retain for a period of time sufficient to allow for recovery in fair value, based upon the implementation of FSP FAS No. 115-1. The following table summarizes these write-downs by type for the year ended December 31, 2005:

	2005
		No. of
	Impairment	Securities
U.S. Corporate	$2.6	11
Residential mortgaged-backed	0.4	1
U.S. Treasury/Agencies	0.1	1
Total	$3.1	$13

The remaining fair value of fixed maturities with other-than-temporary impairments at December 31, 2005 and 2004 was $255.3 and $168.7, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturity securities or cost for equity securities. In certain situations new factors such as negative developments and subsequent credit deterioration can subsequently change the Company’s previous intent to continue holding a security.

Because of rising interest rates, continued asset-liability management strategies and on-going comprehensive reviews of the Company’s portfolios, changes were made in the fourth quarter of 2005 to the Company’s strategy asset allocations. In addition, the Company also pursued yield enhancement strategies. These changes primarily resulted in anticipated disposition write-downs totaling $3.1 of certain securities with unrealized loss positions due to a change in intent as to whether to hold these securities until recovery.

Net Investment Income

Sources of Net investment income were as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Fixed maturities, available-for-sale	$936.4	$953.1	$948.1
Equity securities, available-for-sale	1.2	1.7	5.6
Mortgage loans on real estate	238.4	221.8	208.5
Real estate	1.3	0.2	0.6
Policy loans	9.1	9.8	8.8
Short-term investments and
cash equivalents	4.1	1.4	17.2
Other	9.2	14.8	(8.1)
Gross investment income	1,199.7	1,202.8	1,180.7
Less: investment expenses	97.5	81.3	71.8
Net investment income	$1,102.2	$1,121.5	$1,108.9

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains and Losses

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. Net realized capital gains (losses) on investments for the years ended December 31, 2005, 2005, and 2003 were as follows.

	2005	2004	2003
Fixed maturities, available-for-sale	$47.9	$51.0	$113.3
Equity securities, available-for-sale	0.2	6.4	0.2
Derivatives	(50.8)	(104.9)	(144.9)
Real estate	1.2	0.1	(3.4)
Other	(1.4)	(2.1)	(0.3)
Pretax net realized capital losses	$(2.9)	$(49.5)	$(35.1)
After-tax net realized capital losses	$(1.9)	$(32.2)	$(22.8)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross gains and losses were as follows for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Proceeds on sales	$9,317.1	$9,916.3	$13,664.8
Gross gains	97.2	145.5	297.6
Gross losses	75.2	59.3	60.4

3.	Financial Instruments

Estimated Fair Value

The following disclosures are made in accordance with the requirements of FAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS No. 107”). FAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

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

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices or dealer quotes. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company's evaluation of the borrower's ability to compete in their relevant market. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

Equity securities, available-for-sale: Fair values of these securities are based upon quoted market price. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion price, where applicable.

Mortgage loans on real estate: The fair values for mortgage loans on real estate are estimated using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

Cash and cash equivalents, Short-term investments under securities loan agreement, and Policy loans: The carrying amounts for these assets approximate the assets' fair values.

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the individual securities in the separate accounts.

Other financial instruments reported as assets: The carrying amounts for these financial instruments (primarily derivatives) approximate the fair value of the assets. Derivatives are carried at fair value on the Balance Sheets.

Notes to affiliates: Estimated fair value of the Company’s notes to affiliates is based upon discounted future cash flows using a discount rate approximating the current market value.

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

Without a fixed maturity: Fair value is estimated as the amount payable to the contractowner upon demand. However, the Company has the right under such contracts to delay payment of withdrawals, which may ultimately result in paying an amount different than that determined to be payable on demand.

Liabilities related to separate accounts: Liabilities related to separate accounts are reported at full account value in the Company’s Balance Sheets. Estimated fair values of separate account liabilities are equal to their carrying amount.

The carrying values and estimated fair values of certain of the Company’s financial instruments at December 31, 2005 and 2004, were as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$17,031.3	$17,031.3	$18,597.8	$18,597.8
Equity securities, available-for-sale	29.7	29.7	35.3	35.3
Mortgage loans on real estate	3,766.8	3,774.8	3,851.8	3,969.4
Policy loans	166.1	166.1	169.0	169.0
Cash, cash equivalents,
and Short-term investments
under securities loan agreement	355.4	355.4	611.8	611.8
Other investments	460.7	465.6	277.2	277.4
Assets held in separate accounts	30,262.8	30,262.8	24,746.7	24,746.7
Liabilities:
Notes to affiliates	435.0	390.4	435.0	508.5
Investment contract liabilities:
Deferred annuities	18,486.5	17,145.6	17,525.9	16,344.6
Guaranteed investment contracts
and funding agreements	3,362.2	3,352.9	3,060.1	3,063.0
Supplementary contracts and
immediate annuities	893.3	893.3	864.9	864.9
Liabilities related to separate
accounts	30,262.8	30,262.8	24,746.7	24,746.7

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Fair value estimates are made at a specific point in time, based on available market information and judgments about various financial instruments, such as estimates of timing and amounts of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company’s management of interest rate, price, and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

Derivative Financial Instruments

	Notional Amount		Fair Value
	2005	2004	2005	2004
Interest Rate Caps
Interest rate caps are used to manage the interest
rate risk in the Company’s fixed maturity portfolio.
Interest rate caps are purchased contracts that
provide the Company with an annuity in an
increasing interest rate environment.	$91.2	$236.2	$-	$-

Interest Rate Swaps
Interest rate swaps are used to manage the interest
rate risk in the Company's fixed maturity portfolio,
as well as the Company's liabilities. Interest rate
swaps represent contracts that require the exchange
of cash flows at regular interim periods, typically
monthly or quarterly.	3,535.5	2,832.8	58.2	34.0

Foreign Exchange Swaps
Foreign exchange swaps are used to reduce the risk
of a change in the value, yield, or cash flow with
respect to invested assets. Foreign exchange
swaps represent contracts that require the
exchange of foreign currency cash flows for
U.S. dollar cash flows at regular interim periods,
typically quarterly or semi-annually.	206.2	146.7	(24.0)	(34.5)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Notional Amount		Fair Value
	2005	2004	2005	2004
Credit Default Swaps
Credit default swaps are used to reduce the credit loss
exposure with respect to certain assets that the
Company owns, or to assume credit exposure to
certain assets that the Company does not own.
Payments are made to or received from the
counterparty at specified intervals and amounts
for the purchase or sale of credit protection. In the
event of a default on the underlying credit exposure,
the Company will either receive an additional
payment (purchased credit protection) or will be
required to make an additional payment (sold credit
protection) equal to the notional value of the swap
contract.	$112.0	$-	$(0.3)	$-

Swaptions
Swaptions are used to manage interest rate risk in
the Company's CMOB portfolio. Swaptions are
contracts that give the Company the option to
enter into an interest rate swap at a specific
future date.	150.0	-	-	-

Futures
Futures contracts are used to hedge against a decrease
in certain equity indexes. Such decrease may result
in a decrease in variable annuity account values,
which would increase the possibility of the company
incurring an expense for guaranteed benefits in
excess of account values. The futures income would
serve to offset this increased expense. The under-
lying reserve liabilities are valued under either
SOP 03-01, or FAS No. 133 (see discussion under
"Reserves" section) and the change in reserve
liability is recorded in Interest credited and other
benefits to contractowners. The gain or loss on
futures is recorded in Net realized capital gains
(losses).	1,530.9	1,177.9	7.2	(0.2)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Notional Amount		Fair Value
	2005	2004	2005	2004

Options
S&P Options are used to hedge against an
increase in the S&P Index. Such increase
may result in increased payments to contract
holders of equity indexed annuity contracts, and
the options offset this increased expense. Both the
options and the embedded derivative reserve are
carried at fair value. The change in value of the
options are recorded in Net realized capital gains
(losses); the change in value of the embedded
derivative is recorded in Interest credited and
other benefits to contractowners.	$4,183.7	$2,335.4	$215.8	$166.0

Embedded Derivatives
The Company also has investments in certain fixed
maturity instruments, and has issued certain retail
annuity products, that contain embedded derivatives
whose market value is at least partially determined by,
among other things, levels of or changes in domestic
and/or foreign interest rates (short- or long-term),
exchange rates, prepayment rates, equity rates, or
credit ratings/spreads.
Within securities	N/A*	N/A*	(0.3)	(4.6)
Within retail annuity products	N/A*	N/A*	389.2	294.1

*N/A - not applicable.

Interest Rate Swaps

Interest rate swaps include two agreements with Security Life of Denver Insurance Company (“Security Life”), an affiliate, with notional amounts of $100.0 and fair values of $(0.3) and $(0.2) at December 31, 2005 (see Related Party Transactions footnote for further information).

Credit Default Swaps

As of December 31, 2005, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $85.0.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

4.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity for the years ended December 31, 2005, 2004, and 2003, within DAC, was as follows:

Balance at January 1, 2003	$1,508.5
Deferrals of commissions and expenses	491.9
Amortization:
Amortization	(422.8)
Interest accrued at 5% - 6%	104.9
Net amortization included in the Statements of Operations	(317.9)
Change in unrealized gains and losses on available-for-sale securities	144.2
Balance at December 31, 2003	1,826.7
Deferrals of commissions and expenses	587.4
Amortization:
Amortization	(266.0)
Interest accrued at 5% - 6%	85.7
Net amortization included in the Statements of Operations	(180.3)
Change in unrealized gains and losses on available-for-sale securities	(47.4)
Implementation of SOP and TPA	(482.3)
Balance at December 31, 2004	1,704.1
Deferrals of commissions and expenses	614.0
Amortization:
Amortization	(400.2)
Interest accrued at 5% - 6%	105.5
Net amortization included in the Statements of Operations	(294.7)
Change in unrealized gains and losses on available-for-sale securities	232.0
Balance at December 31, 2005	$2,255.4

The estimated amount of DAC to be amortized, net of interest, is $255.2, $252.9, $230.1, $211.8, and $190.2, for the years 2006, 2007, 2008, 2009, and 2010, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Activity for the years ended December 31, 2005, 2004, and 2003, within VOBA, was as follows:

Balance at January 1, 2003	$134.5
Amortization:
Amortization	(36.6)
Interest accrued at 4% - 5%	6.6
Net amortization included in the Statements of Operations	(30.0)
Change in unrealized gains and losses on available-for-sale securities	7.0
Balance at December 31, 2003	111.5
Amortization:
Amortization	(13.3)
Interest accrued at 4% - 5%	6.8
Net amortization included in the Statements of Operations	(6.5)
Change in unrealized gains and losses on available-for-sale securities	(0.5)
Implementation of SOP and TPA	7.7
Balance at December 31, 2004	112.2
Amortization:
Amortization	(30.8)
Interest accrued at 4% - 5%	6.6
Net amortization included in the Statements of Operations	(24.2)
Change in unrealized gains and losses on available-for-sale securities	34.1
Balance at December 31, 2005	$122.1

The estimated amount of VOBA to be amortized, net of interest, is $12.7, $12.1, $9.5, $10.4, and $9.5, for the years 2006, 2007, 2008, 2009, and 2010, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Analysis of DAC and VOBA - Annuity Products

The increase in Amortization of DAC and VOBA in 2005 compared to 2004 is largely associated with an increase in the scale of DAC, resulting from sales of new business. In addition, the Company had higher fixed margin income in 2005, resulting in an increase in gross profits against which DAC and VOBA were amortized.

The variance in amortization expense in 2004 versus 2003 was impacted by SOP 03-1. In prior years, amortization of inducements was included in amortization of DAC and VOBA. Beginning in 2004, sales inducements were included as a component of benefit expense in accordance with SOP 03-1. Therefore, the decrease in amortization of DAC and VOBA is partially related to 2004 sales inducement amortization being included in interest credited instead of amortization of DAC and VOBA. Also contributing to the decrease is the improved market performance during 2003, which lowered the amortization rate for 2004.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company revised and unlocked certain assumptions for its fixed and variable annuity products during 2005, 2004, and 2003. Unlocking adjustments and their acceleration (deceleration) impact on Amortization of DAC and VOBA for the years ended December  31, 2005, 2004, and 2003, were as follow:

	2005	2004	2003
Impact of separate account growth and contractowner
withdrawal behavior favorable to assumptions	$(13.3)	$(6.6)	$(41.3)
Unlock of contractowner withdrawal behavior
assumptions for variable and fixed annuities	-	(4.2)	-
Unlock of contractowner withdrawal behavior
assumptions for certain fixed deferred annuities	17.7	-	-
Unlock of future lapse rate assumptions for fixed
annuities	-	-	6.0
Unlock of future rate of spread income assumptions
on some fixed annuity liabilities	2.3	5.0	8.1
Unlock on long-term separate account growth assumption	4.8	-	-
Unlock of mortality and persistency assumptions	(4.2)	-	-

Total unlocking effect on Amortization of DAC and VOBA	$7.3	$(5.8)	$(27.2)

Analysis DAC and VOBA - Life Products

As part of the regular analysis of DAC and VOBA for the life insurance block, at the end of each of the years ended December 31, 2005, 2004, and 2003, the Company unlocked due to assumption changes that, with respect to any one or more of the years ended December 31, 2005, 2004 and 2003, may relate primarily to mortality, lapse, expense, and interest amounts. There was no impact of unlocking on amortization of DAC/VOBA in 2005. The impact of unlocking on the amortization of DAC/VOBA was a decrease of $1.2 in 2004, and an increase of $6.0 in 2003.

5.	Dividend Restrictions and Shareholder’s Equity

The Company’s ability to pay dividends to its parent is subject to the prior approval of the Iowa Division of Insurance for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10%) of the Company’s statutory surplus at the prior year end or (2) the Company’s prior year statutory net gain from operations.

The Company did not pay any dividends on its common stock during 2005 or 2004. During 2003, the Company paid $12.4 in dividends on its common stock to its then parent, Equitable Life.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Insurance Division of the State of Iowa (the “Division”), effective January 1, 2004, recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net income (loss) was $6.9, $96.1, and $(85.1), for the years ended December 31, 2005, 2004, and 2003, respectively. Statutory capital and surplus was $1,846.6 and $1,668.3 as of December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company did not utilize any statutory accounting practices that are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affected statutory capital and surplus.

6.	Additional Insurance Benefits and Minimum Guarantees

Under SOP 03-1, the Company calculates additional liabilities (“SOP 03-1 reserve”) for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees.

The following assumptions and methodology were used to determine the GMDB SOP 03-1 reserve at December 31, 2005:

Area	Assumptions/Basis for Assumptions
Data used	Based on 100 investment performance scenarios stratified based on
10,000 random generated scenarios
Mean investment performance	8.125%
Volatility	18.0%
Mortality	1999 and prior issues – 80.0%, 80.0%, 90.0%, 90.0%, grading to 100%
from age 80 to 120, of the 90-95 ultimate mortality table for standard, ratchet, rollup, and combination rollup and ratchet, respectively.
2000 and later issues – 60.0%, 60.0%, 75.0%, 75.0%, grading to 100%
from age 80 to 120, of the 90-95 ultimate mortality table for standard, ratchet, rollup, and combination rollup and ratchet, respectively.
Lapse rates	Vary by contract type and duration; range between 1.0% and 40.0%
Discount rates	6.5%, based on the portfolio earned rate of the general account

The assumptions used for calculating the additional GMIB liability at December 31, 2005, are consistent with those used for the calculating the additional GMDB liability. In addition, the calculation of the GMIB liability assumes dynamic surrenders and dynamic annuitization reflecting the extent to which the benefit, at the time of payment, has a positive value.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The separate account liabilities subject to SOP 03-1 for minimum guaranteed benefits, and the additional liabilities recognized related to minimum guarantees, by type, as of December 31, 2005 and 2004, and the paid and incurred amounts by type for the years ended December 31, 2005 and 2004 were as follows:

	Guaranteed	Guaranteed	Guaranteed
	Minimum	Minimum	Minimum
	Death	Accumulation/	Income
	Benefit	Withdrawal Benefit	Benefit
	(GMDB)	(GMAB/GMWB)	(GMIB)
Separate account liability
at December 31, 2005	$30,213.6	$2,536.1	$13,409.0
Separate account liability
at December 31, 2004	$25,843.4	$1,826.7	$9,079.6

Additional liability balance:
Balance at January 1, 2004	$56.5	$14.5	$13.6
Incurred guaranteed benefits	39.0	(4.9)	17.1
Paid guaranteed benefits	(28.6)	-	-
Balance at December 31, 2004	66.9	9.6	30.7
Incurred guaranteed benefits	64.9	(0.2)	30.2
Paid guaranteed benefits	(19.0)	-	-
Balance at December 31, 2005	$112.8	$9.4	$60.9

The net amount at risk, net of reinsurance, and the weighted average attained age of contractowners by type of minimum guaranteed benefit, were as follows as of December 31, 2005 and 2004:

	Guaranteed	Guaranteed	Guaranteed
	Minimum	Minimum	Minimum
	Death	Accumulation/	Income
	Benefit	Withdrawal Benefit	Benefit
2005	(GMDB)	(GMAB/GMWB)	(GMIB)

Net amount at risk, net of reinsurance	$1,428.7	$42.1	$246.3
Weighted average attained age	62	63	57

2004

Net amount at risk, net of reinsurance	$1,365.7	$65.4	$204.3
Weighted average attained age	63	61	61

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2005 and 2004 was $30,262.8 and $24,746.7, respectively.

7.	Sales Inducements

During the year ended December 31, 2005, the Company capitalized and amortized $101.3 and $68.8, respectively, of sales inducements. During the year ended December 31, 2004, the Company capitalized and amortized $100.9 and $65.5, respectively, of sales inducements. The unamortized balance of capitalized sales inducements, net of unrealized gains (losses), was $556.3 and $514.6 as of December 31, 2005 and 2004, respectively.

8.	Income Taxes

Effective January 1, 2005, the Company files a consolidated federal income tax return with ING America Insurance Holdings (“ING AIH”) and certain other subsidiaries of ING AIH that are eligible corporations qualified to file consolidated federal income tax returns as part of the ING AIH affiliated group. Effective January 1, 2005, the Company is a party to a federal tax allocation agreement with ING AIH and its subsidiaries that are part of the group whereby ING AIH charges its subsidiaries for federal taxes each subsidiary would have incurred were it not a member of the consolidated group and credits each subsidiary for losses at the statutory federal tax rate. For calendar year 2004, the Company filed a stand-alone federal income tax return. Prior to that date, the Company, and each of the Merger Companies, filed federal income tax returns with their respective filing groups.

Income taxes consist of the following:

	2005	2004	2003
Current tax (benefit) expense:
Federal	$(156.7)	$4.7	$1.2
Total current tax (benefit) expense	(156.7)	4.7	1.2
Deferred tax expense (benefit):
Operations and capital loss carryforwards	43.6	31.5	53.3
Other federal deferred tax	147.3	44.5	(55.3)
Total deferred tax expense (benefit)	190.9	76.0	(2.0)
Total income tax expense (benefit)	$34.2	$80.7	$(0.8)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes and cumulative effect of change in accounting principle for the following reasons:

	2005	2004	2003
Income before income taxes and cumulative
effect of change in accounting principle	$224.1	$173.6	$56.5
Tax rate	35%	35%	35%
Income tax at federal statutory rate	78.4	60.8	19.8
Tax effect of:
Meals and entertainment	0.4	0.5	0.4
Dividend received deduction	(20.4)	1.3	(11.5)
Product reserves	-	3.0	-
Investments	-	15.0	-
IRS audit settlements	(24.4)	-	-
Refinement of deferred tax balances	-	-	(9.5)
Other	0.2	0.1	-
Income tax expense (benefit)	$34.2	$80.7	$(0.8)

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2005 and 2004 are presented below.

	2005	2004
Deferred tax assets:
Operations and capital loss carryforwards	$97.4	$133.5
Future policy benefits	606.5	619.9
Goodwill	7.9	9.3
Investments	33.8	42.4
Employee compensation and benefits	17.8	19.9
Other	19.0	19.5
Total gross assets	782.4	844.5
Deferred tax liabilities:
Unrealized gains on investments	(12.9)	(157.1)
Deferred policy acquisition cost	(864.6)	(663.1)
Value of purchased insurance in force	(38.4)	(33.4)
Other	(2.2)	(3.4)
Total gross liabilities	(918.1)	(857.0)
Net deferred income liability	$(135.7)	$(12.5)

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

At December 31, 2005, the Company has operating loss carryforwards of approximately $306.7 for federal income tax purposes, which are available to offset future taxable income. If not used, these carryforwards will expire between 2015 and 2019.

Net unrealized capital gains and losses are presented in Shareholder’s equity, net of deferred taxes.

Under prior law, life insurance companies were allowed to defer from taxation a portion of income. The deferred income was accumulated in the contractowners’ surplus account. This deferred income only becomes taxable under certain conditions, which management believes to be remote. Furthermore, the American Jobs Creation Act of 2004 allows certain tax-free distributions from the contractowners’ surplus account during 2005 and 2006. Therefore, based on currently available information, no federal income taxes have been provided on the contractowner’ surplus account accumulated balance of $14.4.

The Company establishes reserves for possible proposed adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against, any such adjustments.

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s returns through tax year 2001. The current and prior period provisions reflect non-recurring favorable adjustments resulting from a reduction in the tax liability that no longer needs to be provided based on the results of the current IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the positions. The IRS has commenced examination of the Company’s returns for tax years 2002 and 2003. There are also various state audits in progress.

9.	Benefit Plans

Defined Benefit Plan

ING North America Insurance Corporation (“ING North America”) sponsors the ING Americas Retirement Plan (the “Retirement Plan”), effective as of December 31, 2001. Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees) are eligible to participate, including the Company’s employees.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees’ participation in the Retirement Plan were $15.9, $11.4, and $9.3, for the years ended 2005, 2004, and 2003, respectively, and are included in Operating expenses in the Statements of Operations.

Defined Contribution Plans

ING North America sponsors the ING Americas Savings Plan and ESOP (the “Savings Plan”). Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees) are eligible to participate, including the Company’s employees other than Company agents. The Savings Plan is a tax-qualified profit sharing and stock bonus plan, which includes an employee stock ownership plan (“ESOP”) component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. All matching contributions are subject to a 4-year graded vesting schedule, although certain specified participants are subject to a 5-year graded vesting schedule. All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges to operations of the Company for the Savings Plan were $4.2, $3.5, and $2.8, for the years ended December 31, 2005, 2004, and 2003, respectively, and are included in Operating expenses in the Statements of Operations.

Other Benefit Plans

In addition to providing retirement plan benefits, the Company, in conjunction with ING North America, provides certain supplemental retirement benefits to eligible employees and health care and life insurance benefits to retired employees and other eligible dependents. The supplemental retirement plan includes a non-qualified defined benefit pension plan and a non-qualified defined contribution plan, which means all benefits are payable from the general assets of the Company. The post-retirement health care plan is contributory, with retiree contribution levels adjusted annually. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage. The benefits charges allocated to the Company related to all of these plans for the years ended December 31, 2005, 2004, and 2003, were not significant.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

10.	Related Party Transactions

Operating Agreements

The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•

Underwriting and distribution agreement with Directed Services, Inc. (“DSI”), an affiliated broker-dealer, for the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker-dealers to distribute the Company’s variable products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2005, 2004, and 2003, commission expenses were incurred in the amounts of $371.5, $371.4, and $269.3, respectively.

•

Asset management agreement with ING Investment Management LLC (“IIM”), an affiliate, in which IIM provides asset management, administration, and accounting services for ING USA’s general account. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2005, 2004, and 2003, expenses were incurred in the amounts of $71.8, $69.8, and $62.4, respectively.

•

Service agreement with DSI, in which the Company provides managerial and supervisory services to DSI and earns a fee that is calculated as a percentage of average assets in the variable separate accounts. For the years ended December 31, 2005, 2004, and 2003, revenue for these services was $43.0, $36.4, and $27.8, respectively.

•

Services agreements with ING North America, dated September 1, 2000 and January 1, 2001, respectively, for administrative, management, financial, information technology, and finance and treasury services. For the years ended December 31, 2005, 2004, and 2003, expenses were incurred in the amounts of $82.5, $65.0, and $67.5, respectively.

•

Services agreements between the Company and its U.S. insurance company affiliates dated September 1, 2000 and January 1, 2001, amended effective January 1, 2002. For the years ended December 31, 2005, 2004, and 2003, net expenses related to the agreement were incurred in the amount of $5.7, $5.1, and $16.2, respectively.

•

ING Advisors Network, a group of broker-dealers affiliated with the Company, distributes the Company’s annuity products. For the years ended December 31, 2005, 2004, and 2003, ING Advisors Network sold new contracts of $1,082.0, $1,121.8, and $765.8, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company’s expense and cost allocation methods.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Reinsurance Agreements

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

The account balances ceded by ING USA to Security Life under the terms of the coinsurance agreement were $2.5 billion. The assets backing the reserves for the liabilities assumed by Security Life, as well as a ceding commission, were transferred by ING USA to Security Life. Total assets transferred at fair value were $2.7 billion resulting in a Net realized capital gain (loss) of $47.9. As additional consideration for Security Life assuming the liabilities under the agreement, ING USA has assigned to Security Life any and all future premiums received by ING USA that are attributable to the contract liabilities assumed under the coinsurance agreement.

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheet. The receivable will be adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission.

The Company incurred amortization expense of the negative ceding commission of $14.2 for the year ended December 31, 2005, which is included in Other expenses in the Statements of Operations.

ING USA entered into a reinsurance agreement with Security Life of Denver International, Limited (“SLDI”), an affiliate, covering variable annuity minimum guaranteed death benefits and minimum guaranteed living benefits of variable annuities issued after January 1, 2000. In March 2003, the Company amended its reinsurance agreement with SLDI. Under this amendment, the Company terminated the reinsurance agreement for all in force and new business and recaptured all in force business reinsured under the reinsurance agreement between the Company and SLDI retroactive to January 1, 2003 and the Company reduced its reinsurance recoverable related to these liabilities by $150.1. On March 28, 2003, SLDI transferred assets to the Company in the amount of $185.6. The difference in amounts transferred on March 28, 2003 and the reduction of the reinsurance recoverables as of January 1, 2003, reflects adjustments on the investment of the reinsurance recoverable as of January 1, 2003. It also reflects adjustments on the investment income on the assets and letter of credit costs between January 1, 2003 and the date of the asset transfer. It also encompasses the net effect of a recapture fee paid in the amount of $5.0, offset by the receipt of a $24.1 negative ceding commission, the net impact of which was deferred in policy acquisition costs and is being amortized over the period of estimated future profits.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

In addition, the Company entered into a 100% coinsurance agreement with Security Life dated January 1, 2000, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after the effective date of the agreement. As of December 31, 2005 and 2004, the value of reserves ceded by the Company under this agreement was $21.0 and $20.2, respectively.

The Company is a party to a Facultative Reinsurance Agreement with Security Life dated August 20, 1999. Under the terms of the Agreement, the Company facultatively cedes certain GICs and funding agreements to Security Life on a 100% coinsurance basis. As of December 31, 2005 and 2004, respectively, the value of GIC reserves ceded by the Company under this agreement was $1.2 billion and $1.3 billion.

Financing Agreements

On January 1, 2004, the Company entered into a reciprocal loan agreement with ING AIH to facilitate the handling of unanticipated short term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004 and expires on January 14, 2014, either party can borrow from the other up to 3% of the Company's statutory admitted assets as of the preceding December 31. This agreement supersedes previous reciprocal loan agreements between each of the Merger Companies and ING AIH, which contained various terms and maximum borrowing lending limits. Under the previous and current reciprocal loan agreements, interest on any ING USA borrowing is charged at the rate of ING AIH’s cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, the Company incurred interest expense of $0.9, $0.2 and $0.3, for the years ended December 31, 2005, 2004 and 2003, respectively. The Company earned interest income of $4.3, $2.5 and $1.0 for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005 and 2004, respectively, the Company had $45.0, and $184.2 receivable from ING AIH under this agreement.

Notes with Affiliates

The Company’s promissory note in the amount of $50.0 payable to Lion was repaid on May 17, 2004. The note was issued on April 15, 1997. Interest was charged at an annual rate of 8.75% and the face amount was due on demand. The Company incurred interest expense of $1.7 and $4.4, for the years ended December 31, 2004 and 2003, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company issued a 30-year surplus note in the principal amount of $35.0 on December 8, 1999, to its affiliate, Security Life (successor-in-interest to First Columbine Life Insurance Company), which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the note and related accrued interest is subordinate to payments due to contractowners and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of ING USA. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $2.8 for each of the years ended December 31, 2005, 2004, and 2003, respectively.

On December 29, 2004, the Company issued surplus notes in the aggregate principal amount of $400.0 (the “Notes”), scheduled to mature on December 29, 2034, to its affiliates, ING Life Insurance and Annuity Company, ReliaStar Life Insurance Company, and SLDI, in an offering that was exempt from the registration requirements of the Securities Act of 1933. The Notes bear interest at a rate of 6.26% per year. Any payment of principle and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest expense was $25.4 and $0.2, for the years ended December 31, 2005 and 2004, respectively.

Tax Sharing Agreement

The Company has entered into a state tax sharing agreement with ING AIH and each of the specific subsidiaries that are parties to the agreement. The state tax agreement applies to situations in which ING AIH and all or some of the subsidiaries join in the filing of a state or local franchise, income tax, or other tax return on a consolidated, combined, or unitary basis.

Effective January 1, 2005, the Company is a party to a federal tax allocation agreement with ING AIH and its subsidiaries that are part of the ING AIH consolidated group. Under the federal tax allocation agreement, ING AIH charges its subsidiaries for federal taxes each subsidiary would have incurred were it not a member of the consolidated group and credits each subsidiary for losses at the statutory federal tax rate.

Capital Transactions

The Company did not pay any dividends on its common stock during 2005 or 2004. During 2003, the Company paid $12.4 in dividends on its common stock to its then parent, Equitable Life.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

During 2005, 2004, and 2003, ING USA received capital contributions of $100.0, $230.0, and $88.7, respectively, from Lion to support sales activities and strengthen reserves associated with its annuity products.

Interest Rate Swaps

On December 28, 2005, the Company entered into two interest rate swaps with Security Life to reduce the Company’s exposure to cash flow variability of assets and liabilities. Under the terms of the agreement, the Company pays the quarterly quoted 3-month Libor rate and receives a fixed rate of 4.8% and 4.9% for swaps that mature on December 30, 2010 and 2015, respectively. The notional amount of each swap is $100.0 at December 31, 2005. The fair values are $(0.3) and $(0.2) for the December 30, 2010 and 2015 swaps, respectively, at December 31, 2005.

Purchase of Investments

In conjunction with the May 19, 2005 sale of Life Insurance Company of Georgia (“LOG”), an affiliate, the Company purchased assets at fair value from LOG on May 12, 2005. In addition to purchasing $192.6 of investments, ING USA paid $19.7 for a 70% equity interest in PFP, and $7.1 for land located at 5780 Powers Ferry Road, Atlanta, Georgia. The limited partnership investment in PFP is accounted for at fair value as an equity method investment and is included in Other investments on the Balance Sheet.

11.	Financing Agreements

The Company maintains a $100.0 uncommitted, perpetual revolving note facility with the Bank of New York ("BONY"). Interest on any of the Company borrowing accrues at an annual rate equal to a rate quoted by BONY to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the years ended December 31, 2005, 2004, and 2003. At December 31, 2005 and 2004, the Company had no amounts outstanding under the revolving note facility.

The Company also maintains a $75.0 uncommitted line-of-credit agreement with PNC Bank (“PNC”), effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. Interest on any of the Company borrowing accrues at an annual rate equal to the rate quoted by PNC to the Company for the borrowing. Under this agreement, the Company incurred no interest expense for the year ended December 31, 2005. As of December 31, 2005, the Company had no amounts outstanding under the line-of-credit agreement.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Prior to September 30, 2005, the Company maintained a $125.0 uncommitted revolving note facility with SunTrust Bank, Atlanta. Under the agreement, the Company incurred minimal interest expense for the years ended December 31, 2005, 2004, and 2003. At December 31, 2004, the Company had no outstanding balances under this facility.

Also see Financing Agreements in the Related Party Transactions footnote.

12.	Reinsurance

At December 31, 2005, the Company had reinsurance treaties with 16 unaffiliated reinsurers and 1 affiliated reinsurer covering a portion of the mortality risks and guaranteed death and living benefits under its variable contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

Reinsurance ceded in force for life mortality risks were $822.2 and $906.0 at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, net receivables were comprised of the following:

	2005	2004
Claims recoverable from reinsurers	$5.4	$13.4
Payable for reinsurance premiums	(1.6)	(3.2)
Reinsured amounts due to an
unaffiliated reinsurer	(2.4)	(3.2)
Reserve credits	13.6	17.6
Reinsurance ceded	1,352.6	1,359.9
Deposits	2,697.2	-
Other	3.3	3.6
Total	$4,068.1	$1,388.1

Included in the accompanying financial statements are net policy benefit recoveries of $46.5, $48.4, and $48.4, for the years ended December 31, 2005, 2004, and 2003, respectively.

Premiums and Interest credited and other benefits to contractowners included the following premiums ceded and reinsurance recoveries for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Premiums and deposits ceded under
reinsurance	$7.0	$3.5	$7.4
Reinsurance recoveries	30.3	13.0	6.4

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

13.	Commitments and Contingent Liabilities

Leases

The Company leases its office space and certain other equipment under operating leases, the longest term of which expires in 2017.

For the years ended December 31, 2005, 2004, and 2003, rent expense for leases was $8.0, $7.6, and $7.4, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2006 through 2010 are estimated to be $7.9, $7.7, $7.6, $7.6, and $6.1, respectively, and $33.9, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $456.1, $77.2 of which was with related parties. At December 31, 2004, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $175.3, none of which was with related parties. During 2005, $32.8 was funded to related parties under off-balance sheet commitments. In addition, in March 2006, an additional $16.0 was funded to related parties under off-balance sheet commitments.

Financial Guarantees

In the third quarter of 2005, the Company purchased a 3-year credit-linked note arrangement whereby the Company agreed to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2005, the maximum potential future exposure to the Company under the guarantee was $12.0.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Litigation

The Company is involved in threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance, and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

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

Investment Product Regulatory Issues

Since 2002, there has been increased governmental and regulatory activity relating to mutual funds and variable insurance products. This activity has primarily focused on inappropriate trading of fund shares; revenue sharing and directed brokerage; compensation; sales practices, suitability, and supervision; arrangements with service providers; pricing; compliance and controls; adequacy of disclosure; and document retention.

In addition to responding to governmental and regulatory requests on fund trading issues, ING management, on its own initiative, conducted, through special counsel and a national accounting firm, an extensive internal review of mutual fund trading in ING insurance, retirement, and mutual fund products. The goal of this review was to identify any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The internal review identified several isolated arrangements allowing third parties to engage in frequent trading of mutual funds within the variable insurance and mutual fund products of ING, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Each of the arrangements has been terminated and disclosed to regulators, to the independent trustees of ING Funds (U.S.) and in Company reports previously filed with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended.

In September 2005, an affiliate of the Company, ING Fund Distributors, LLC (“IFD”) and one of its registered persons settled an administrative proceeding with the National Association of Securities Dealers (“NASD”) in connection with frequent trading arrangements. IFD neither admitted nor denied the allegations or findings and consented to certain monetary and non-monetary sanctions. IFD’s settlement of this administrative proceeding is not material to the Company.

Other regulators, including the SEC and the New York Attorney General, are also likely to take some action with respect to the Company or certain affiliates before concluding their investigations relating to fund trading. The potential outcome of such action is difficult to predict but could subject the Company or certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.

ING has agreed to indemnify and hold harmless the ING Funds from all damages resulting from wrongful conduct by ING or its employees or from ING’s internal investigation, any investigations conducted by any governmental or self-regulatory agencies, litigation or other formal proceedings, including any proceedings by the SEC. Management reported to the ING Funds Board that ING management believes that the total amount of any indemnification obligations will not be material to ING or ING’s U.S.-based operations, including the Company.

Insurance and Other Regulatory Matters

The New York Attorney General and other federal and state regulators are also conducting broad inquiries and investigations involving the insurance industry. These initiatives currently focus on, among other things, compensation and other sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; marketing practices; specific product types (including group annuities and indexed annuities); and disclosure. It is likely that the scope of these industry investigations will further broaden before they conclude. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

These initiatives may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged.

In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

14.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of December 31, 2005, 2004, and 2003:

	2005	2004	2003
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(6.4)	$451.4	$517.4
Equity securities, available-for-sale	1.1	0.5	5.1
DAC/VOBA adjustment on
available-for-sale securities	7.5	(258.6)	(210.7)
Sales inducements adjustment on
available-for-sale securities	2.5	(6.7)	-
Other investments	(5.8)	(2.6)	(13.8)
Subtotal	(1.1)	184.0	298.0
Deferred income taxes	0.3	(66.4)	(109.9)
Net unrealized capital (losses) gains	(0.8)	117.6	188.1
Minimum pension liability, net of tax	(3.9)	(4.9)	-
Accumulated other comprehensive (loss) income	$(4.7)	$112.7	$188.1

Changes in Accumulated other comprehensive income (loss) related to changes in net unrealized capital gains and losses on securities, including securities pledged, were as follows for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Fixed maturities, available-for-sale	$(457.8)	$(66.0)	$(90.4)
Equity securities, available-for-sale	0.6	(4.6)	8.6
DAC/VOBA adjustment on
available-for-sale securities	266.1	(47.9)	151.2
Sales inducements adjustment on
available-for-sale securities	9.2	(6.7)	-
Other investments	(3.2)	11.2	13.4
Subtotal	(185.1)	(114.0)	82.8
Deferred income taxes	66.7	43.5	(27.9)
Net unrealized capital (losses) gains	$(118.4)	$(70.5)	$54.9

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC/VOBA and tax, related to changes in net unrealized gains and losses on securities, including securities pledged, were as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Net unrealized holding (losses) gains
arising during the year (1)	$(69.2)	$(26.8)	$125.9
Less: reclassification adjustment for gains
and other items included in
net income (2)	49.2	43.7	71.0
Net unrealized (losses) gains on securities	$(118.4)	$(70.5)	$54.9

(1)	Pretax unrealized holding (losses) gains arising during the year were $(108.2), $(41.2), and $193.7, for the years ended December 31, 2005, 2004, and 2003, respectively.
(2)	Pretax reclassification adjustments for realized gains and other items included in net income were $76.9, $67.2, and $109.2, for the years ended December 31, 2005, 2004, and 2003, respectively.

15.	Reclassification and Changes to Prior Year Presentation

Statements of Cash Flows

During 2005, certain changes were made to the Statements of Cash Flows for the years ended December 31, 2004 and 2003 to reflect the correct balances, primarily related to realized gains and losses on derivatives, investment contracts, and short-term loans. The Company has labeled the Statements of Cash Flows for the years ended December 31, 2004 and 2003 as restated. The following table summarizes the adjustments:

	Previously
2004	Reported	Adjustment	Revised
Net cash provided by operating activities	$656.9	195.6	$852.5
Net cash used in investing activities	(3,179.8)	(120.6)	(3,300.4)
Net cash provided by financing activities	2,666.8	(75.0)	2,591.8

2003
Net cash provided by operating activities	$1,228.0	(126.3)	$1,101.7
Net cash used in investing activities	(1,607.8)	(149.6)	(1,757.4)
Net cash provided by financing activities	245.8	275.9	521.7

QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, unless otherwise stated)

2005	First	Second	Third	Fourth

Total revenue	$462.4	$499.5	$460.8	$444.7
Income before income taxes	38.4	88.3	67.4	30.0
Income tax expense (benefit)	12.2	27.5	(12.9)	7.4
Net income	$26.2	$60.8	$80.3	$22.6

2004	First	Second	Third	Fourth

Total revenue	$430.7	$424.3	$431.0	$377.3
Income before income taxes and
cumulative effect of change in accounting
principle	32.0	69.3	39.6	32.7
Income tax expense	9.8	23.0	37.0	10.9
Income before cumulative effect of
change in accounting principle	22.2	46.3	2.6	21.8
Cumulative effect of change in accounting
principle, net of tax	(1.0)	-	-	-
Net income	$21.2	$46.3	$2.6	$21.8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002:

a)	Code of Ethics for Financial Professionals

The Company has approved and adopted a Code of Ethics for Financial Professionals (which was filed as Exhibit 14 to the Company’s Form 10-K, as filed with the SEC on March 29, 2004, File No. 033-87270), pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8-K filing.

b)	Designation of Board Financial Expert

The Company has designated David A. Wheat, Director, Executive Vice President and Chief Financial Officer of the Company, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Because the Company is a wholly-owned subsidiary of Lion, it does not have any outside directors sitting on its board.

Item 11.	Executive Compensation

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.	Principal Accountant Fees and Services
(Dollar amounts in millions, unless otherwise stated)

In 2005 and 2004, Ernst & Young LLP (“Ernst & Young”) served as the principal external auditing firm for ING, including ING USA. ING subsidiaries, including ING USA, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2005 and 2004 are detailed below, along with a description of the services rendered by Ernst & Young to the Company:

	2005		2004
Audit fees	$1.8		$2.6
Audit-related fees	0.3		0.5
Tax fees	-	*	-
All other fees	-	*	-
	$2.1		$3.1
*Less than $0.1

Audit Fees

Fees for audit services include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company’s interim financial statements.

Audit-related Fees

Audit-related fees were allocated to ING USA for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services consisted primarily of the audit of SEC product filings, advice on accounting matters, and progress review on International Financial Reporting Standards and Sarbanes-Oxley projects.

Tax Fees

There were minimal tax fees allocated to ING USA in 2005 and 2004. Tax fees allocated to ING USA were for tax compliance, tax advice, and tax planning professional services. These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were no fees allocated to ING USA in 2005 and minimal fees allocated to ING USA in 2004 under the category “all other fees.” Other fees allocated to ING USA under the category “all other fees” typically include fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consists primarily of non-recurring support and advisory services.

Pre-approval Policies and Procedures

ING USA has adopted the pre-approval policies and procedures of ING. Audit, audit-related, and non-audit, services provided to the Company by ING’s independent auditors are pre-approved by ING’s audit committee. Pursuant to ING’s pre-approval policies and procedures, the ING audit committee is required to pre-approve all services provided by ING’s independent auditors to ING and its majority owned legal entities, including the Company. The ING pre-approval policies and procedures distinguish four types of services: (1) audit services, (2) audit-related services, (3) non-audit services, and (4) prohibited services (as described in the Sarbanes-Oxley Act).

The ING pre-approval procedures consist of a general pre-approval procedure and a specific pre-approval procedure.

General Pre-approval Procedure

ING’s audit committee pre-approves audit, audit-related, and non-audit, services to be provided by ING’s external audit firms on an annual basis. The audit committee also sets the maximum annual amount for such pre-approved services. Throughout the year, ING’s audit committee receives from ING’s external audit firms an overview of all services provided, including related fees and supported by sufficiently detailed information. ING’s audit committee evaluates this overview retrospectively on a semi-annual basis. Additionally, ING’s external audit firms and Corporate Audit Services monitor the amounts paid versus the pre-approved amounts throughout the year.

Specific Pre-approval Procedure

In addition to the general pre-approval procedure, each audit-related and non-audit engagement that is expected to generate fees in excess of EUR 100,000, and all further audit-related and non-audit engagements over and above the pre-approved amounts, must be approved by the audit committee on a case-by-case basis.

In 2005, 100% of each of the audit related services, tax services, and all other services were pre-approved by ING’s audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
	(a)	The following documents are filed as part of this report:
		1.	Financial statements. See Item 8 on Page 70
		2.	Financial statement schedules. See Index to Financial Statement Schedules on Page 139

Exhibits

2.            Agreement and Plan of Merger dated June 25, 2003, by and between USG Annuity & Life Company, United Life & Annuity Insurance Company, Equitable Life Insurance Company of Iowa and Golden American, incorporated by reference in Exhibit 99-8 in the Company’s Form 8K filed with the SEC on January 2, 2004 (File No. 333-87270).

3.(i)       Restated Articles of Incorporation Providing for the Redomestication of Golden American Life Insurance Company dated July 2 and 3, 2003, effective January 1, 2004, incorporated by reference to Company’s 10-K, as filed with the SEC on March 29, 2004 (File No. 033-87270).

Amendment to Articles of Incorporation Providing for the Name Change of Golden American Life Insurance Company dated November 20, 2003, effective January 1, 2004, incorporated by reference to the Company’s 10-K, as filed with the SEC on March 29, 2004 (File No. 033-87270).

Amendment to Articles of Incorporation Providing for the Change in Purpose and Powers of ING USA Annuity and Life Insurance Company dated March 3 and 4, 2004, effective March 11, 2004, incorporated by reference to the Company’s 10-Q, as filed with the SEC on May 17, 2004 (File No. 033-87270).

(ii)         Amended and Restated By-Laws of ING USA Annuity and Life Insurance Company effective January 1, 2005, incorporated by reference to the Company’s Form 10-Q, as filed with the SEC on May 13, 2005 (File No. 033-87270).

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

(b)      Single Premium Deferred Modified Guaranteed Annuity Master Contract and Single Premium Deferred Modified guaranteed Annuity Certificate – Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 for Golden American Life Insurance Company, as filed with the SEC on September 13, 2000 (File No. 333-40596).

(c)       Individual Retirement Annuity Rider; Roth Individual Retirement Annuity Rider; Simple Retirement Account Rider; and 403(b) Rider - Incorporated herein by reference to Post-Effective Amendment No. 34 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on April 15, 2003 (File No. 033-23351).

(c.1)    403(b) Rider - Incorporated herein by reference to Initial Registration Statement on Form S-2 for Golden American Life Insurance Company, as filed with the SEC on April 15, 2003 (File No. 333-104547).

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

(f)       Interests in Fixed Account II under Variable Annuity Contracts - Incorporated herein by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 2, 2000 (File No. 333-28679, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 2 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 2, 2000 (File No. 333-30180, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 23, 1999 (File No. 333-28755, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 23, 1999 (File No. 333-66757, 811-5626), Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 26, 2001 (File No. 333-63692, 811-5626), Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on December 11, 2001 (File No.333-70600, 811-5626), Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on April 16, 2003 (File No. 333-90516, 811-5626) and Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on July 3, 2003 (File No. 333-101487, 811-5626).

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

(b)    Asset Management Agreement, dated January 20, 1998, between Golden American and ING Investment Management LLC, incorporated by reference from Exhibit 10(f) to Golden American’s Form 10-Q filed with the SEC on August 14, 1998 (File No. 033-87270).

(c)    Reciprocal Loan Agreement dated January 1, 2004, between ING USA Annuity and Life Insurance Company and ING America Insurance Holdings, Inc., incorporated by reference from Exhibit 10.A(a) to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on or about May 17, 2004 (File No. 333-87270).

(d)    Surplus Note, dated December 8, 1999, between Golden American and First Columbine Life Insurance Company, incorporated by reference from Exhibit 10(g) to Amendment No. 7 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about January 27, 2000 (File No. 333-28765).

(e)    Services Agreement between Golden American and the affiliated companies listed in Exhibit B to that Agreement, dated as of January 1, 2001, as amended effective January 1, 2002, incorporated by reference from Exhibit 10.A (k) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

(f)     Services Agreement between Golden American and ING North America Insurance Corporation effective January 1, 2001, incorporated by reference from Exhibit 10.A (g) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

(g)    Form of Shared Services Center Services Agreement by and among ING North America Insurance Corporation (“Service Provider”) and Ameribest Life Insurance Company, a Georgia corporation; Equitable Life Insurance Company of Iowa, an Iowa corporation; USG Annuity & Life Company, an Oklahoma corporation; Golden American, a Delaware corporation; First Columbine Life Insurance Company, a Colorado corporation; Life Insurance Company of Georgia, a Georgia corporation; Southland Life Insurance Company, a Texas corporation; Security Life of Denver Insurance Company, a Colorado corporation; Midwestern United Life Insurance Company, an Indiana corporation; and United Life & Annuity Insurance Company, a Texas corporation, incorporated by reference from Exhibit 10(r) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 filed by Registrant with the SEC on or about December 11, 2001 (File No. 333-70602).

(h)    Tax Sharing Agreement between Golden American, ING America Insurance Holdings, Inc. and affiliated companies, effective January 1, 2001, incorporated by reference from Exhibit 10.A (j) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

(i)     Administrative Services Agreement between Golden American, ReliaStar Life Insurance Company of New York and affiliated companies listed on Exhibit A to the Agreement, effective March 1, 2003, incorporated by reference from Exhibit 10.A (m) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

(j)     First Amendment to the Administrative Services Agreement between ING USA Annuity and Life Insurance Company and its affiliates, effective as of August 1, 2004, incorporated by reference from Exhibit 10.(i) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

(k)    Amendments to Asset Management Agreement between Golden American and ING Investment Management LLC, effective January 1, 2003, incorporated by reference from Exhibit 10.A (l) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

(l)     Third Amendment to the Asset Management Agreement, between Golden American and ING Investment Management LLC, effective August 18, 2003, incorporated by reference from Exhibit 10.A (n) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

(m)  Lease Agreement, dated as of April 16, 1998, by and between Golden American and Dunwoody Associates, incorporated by reference from Exhibit 10.A (o) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

(n)    First Amendment to Lease Agreement, dated November 4, 1998, between Golden American and Dunwoody Associates, incorporated by reference from Exhibit 10.A (p) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

(o)    Second Amendment to Lease Agreement, dated June 1, 2000, between Golden American and Dunwoody Associates, incorporated by reference from Exhibit 10.A (q) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

(p)    Services Agreement with ING Financial Advisers, LLC (“INGFA”), entered into June 1, 2002 by Equitable Life Insurance Company of Iowa, as subsumed by ING USA pursuant to the January 1, 2004 merger, incorporated by reference from Exhibit 10.(p) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

(q)    Surplus Note for $50,000,000 aggregate principal amount, dated December 29, 2004, issued by ING USA Annuity and Life Insurance Company to its affiliate, Security Life of Denver International Limited, incorporated by reference from Exhibit 10.(q) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

(r)     Surplus Note for $175,000,000 aggregate principal amount, dated December 29, 2004, issued by ING USA Annuity and Life Insurance Company to its affiliate, ING Life Insurance and Annuity Company, incorporated by reference from Exhibit 10.(r) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

(s)    Surplus Note for $175,000,000 aggregate principal amount, dated December 29, 2004, issued by ING USA Annuity and Life Insurance Company to its affiliate, ReliaStar Life Insurance Company, incorporated by reference from Exhibit 10.(s) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

(t)     Lease Agreement dated August 31, 1995, between The Graham Group, Inc. and Equitable Life Insurance Company of Iowa, as subsumed by ING USA Annuity and Life Insurance Company pursuant to the January 1, 2004 merger, incorporated by reference from Exhibit 10.(t) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

(u) Joinder Number 2005-1 to Tax Sharing Agreement, dated January 20, 2006, between ING USA Annuity and Life Insurance Company and ING America Insurance Holdings Inc.

(v)    Coinsurance Agreement, effective May 1, 2005, between ING USA Annuity and Life Insurance Company and Security Life of Denver Insurance Company, incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on May 13, 2005 (File No. 033-87270).

12. Computation of Ratio of Earnings to Fixed Charges, filed herewith.

14.         ING Code of Ethics for Financial Professionals, incorporated by reference from Exhibit 14 to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

23. Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Harry N. Stout pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of Harry N. Stout pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Financial Statement Schedules

		Page

Report of Independent Registered Public Accounting Firm		140

I.	Summary of Investments - Other than Investments in Affiliates as of
	December 31, 2005	141

IV.	Reinsurance Information as of and for the years ended
	December 31, 2005, 2004, and 2003	142

Schedules other than those listed above are omitted because they are not required or not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING USA Annuity and Life Insurance Company

We have audited the financial statements of ING USA Annuity and Life Insurance Company as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 24, 2006. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    Ernst & Young

Atlanta, Georgia

March 24, 2006

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule I

Summary of Investments – Other than Investments in Affiliates

As of December 31, 2005

(In millions)

			Amount
			Shown on
Type of Investments	Cost	Value*	Balance Sheet

Fixed maturities:
U.S. government and government agencies and authorities	$476.5	$473.4	$473.4
State, municipalities, and political subdivisions	20.1	19.4	19.4
Public utilities securities	1,579.2	1,599.5	1,599.5
Other U.S. corporate securities	5,077.9	5,100.8	5,100.8
Foreign securities (1)	2,912.3	2,916.8	2,916.8
Residential mortgage-backed securities	3,938.1	3,903.0	3,903.0
Commercial mortgage-backed securities	1,309.8	1,307.3	1,307.3
Other asset-backed securities	1,723.8	1,711.1	1,711.1

Total fixed maturities, including fixed maturities pledged	$17,037.7	$17,031.3	$17,031.3

Equity securities	$28.6	$29.7	$29.7

Mortgage loans	$3,766.8	$3,774.8	$3,766.8
Policy loans	166.1	166.1	166.1
Other investments	374.1	465.6	460.7

Total investments	$21,373.3	$21,467.5	$21,454.6

* See Notes 2 and 3 of Notes to Financial Statements.

(1)	The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities, and all other bonds of foreign issuers. Substantially all of the Company's foreign securities are denominated in U.S. dollars.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule IV

Reinsurance Information

As of and for the years ended December 31, 2005, 2004, and 2003

(In millions)

					Percentage of
	Gross	Ceded	Assumed	Net	Assumed to Net
Year ended December 31, 2005
Life insurance in force	$7,012.4	$822.2	$-	$6,190.2	0.0%
Premiums:
Life insurance	24.5	2.7	-	21.8
Accident and health insurance	0.3	0.3	-	-
Total premiums	$24.8	$3.0	$-	$21.8

Year ended December 31, 2004
Life insurance in force	$7,405.6	$906.0	$-	$6,499.6	0.0%
Premiums:
Life insurance	23.7	1.9	-	21.8
Accident and health insurance	0.4	0.4	-	-
Total premiums	$24.1	$2.3	$-	$21.8

Year ended December 31, 2003
Life insurance in force	$8,001.4	$1,209.4	$-	$6,792.0	0.0%
Premiums:
Life insurance	23.5	3.2	-	20.3
Accident and health insurance	0.4	0.4	-	-
Total premiums	$23.9	$3.6	$-	$20.3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 28, 2006 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 28, 2006.

Signatures	Title
/s/ David A. Wheat David A. Wheat	Director, Executive Vice President and Chief Financial Officer
/s/ Jacques de Vaucleroy Jacques de Vaucleroy	Director
/s/ Thomas J. McInerney Thomas J. McInerney	Director and Chairman
/s/ Kathleen A. Murphy Kathleen A. Murphy	Director
/s/ Catherine H. Smith Catherine H. Smith	Director
/s/ Harry N. Stout Harry N. Stout	President
/s/ Steven T. Pierson Steven T. Pierson	Senior Vice President and Chief Accounting Officer