Form 10-Q
period 2006-03-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2006-05-12
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to
Commission File Number: 333-153154, 333-133076, 333-133156, 333-133153, 333-133155, 333-133152
ING USA ANNUITY AND LIFE INSURANCE COMPANY (Exact name of registrant as specified in its charter)
Iowa (State or other jurisdiction of incorporation or organization) 1475 Dunwoody Drive West Chester, Pennsylvania (Address of principal executive offices)	41-0991508 (IRS Employer Identification No.) 19380-1478 (Zip Code)
(610) 425-3400 (Registrant's telephone number, including area code)

__________________________________________________________________________________________________

Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐           Accelerated filer     ☐          Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of May 11, 2006, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for period ended March 31, 2006

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2006	2005
Revenues:
Net investment income	$275.8	$284.6
Fee income	219.0	168.1
Premiums	5.3	5.5
Net realized capital (losses) gains	(75.0)	4.9
Total revenue	425.1	463.1
Benefits and expenses:
Interest credited and other benefits
to contractowners	256.6	264.4
Operating expenses	49.4	47.3
Amortization of deferred policy acquisition
costs and value of business acquired	48.3	104.5
Interest expense	7.8	7.3
Other	8.9	1.2
Total benefits and expenses	371.0	424.7
Income before income taxes	54.1	38.4
Income tax expense	13.5	12.2
Net income	$40.6	$26.2

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $16,247.6 at 2006 and $16,085.6 at 2005)	$16,051.2	$16,092.4
Equity securities, available-for-sale, at fair value
(cost of $42.4 at 2006 and $28.6 at 2005)	43.9	29.7
Mortgage loans on real estate	3,682.3	3,766.8
Policy loans	163.3	166.1
Other investments	485.2	460.7
Securities pledged (amortized cost of $1,247.1 at
2006 and $952.1 at 2005)	1,212.0	938.9
Total investments	21,637.9	21,454.6
Cash and cash equivalents	198.4	215.2
Short-term investments under securities loan agreement	403.0	140.2
Accrued investment income	186.8	175.0
Deposits and reinsurance recoverable from affiliates	3,964.6	4,068.1
Deferred policy acquisition costs	2,494.8	2,255.4
Value of business acquired	133.9	122.1
Sales inducements to contractowners	587.2	556.3
Short-term loan to an affiliate	12.2	45.0
Due from affiliates	22.1	15.0
Current income taxes	58.8	-
Other assets	53.6	62.0
Assets held in separate accounts	32,658.1	30,262.8
Total assets	$62,411.4	$59,371.7

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$24,416.5	$24,225.3
Payables under securities loan agreement	403.0	140.2
Borrowed money	830.9	806.3
Notes to affiliates	435.0	435.0
Due to affiliates	55.3	39.7
Current income taxes	-	34.1
Deferred income taxes	282.6	135.7
Other liabilities	474.7	343.6
Liabilities related to separate accounts	32,658.1	30,262.8
Total liabilities	59,556.1	56,422.7

Shareholder's equity:
Common stock (250,000 shares authorized, issued,
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	4,143.7	4,143.1
Accumulated other comprehensive loss	(139.6)	(4.7)
Retained earnings (deficit)	(1,151.3)	(1,191.9)
Total shareholder's equity	2,855.3	2,949.0
Total liabilities and shareholder's equity	$62,411.4	$59,371.7

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2004	$2.5	$4,041.1	$112.7	$(1,381.8)	$2,774.5
Comprehensive loss:
Net income	-	-	-	26.2	26.2
Other comprehensive loss,
net of tax:
Change in net unrealized
capital gain (loss) on
securities ($(132.3) pretax)	-	-	(83.9)	-	(83.9)
Total comprehensive loss					(57.7)
Employee share-based payments	-	0.6	-	-	0.6
Balance at March 31, 2005	$2.5	$4,041.7	$28.8	$(1,355.6)	$2,717.4

Balance at December 31, 2005	$2.5	$4,143.1	$(4.7)	$(1,191.9)	$2,949.0
Comprehensive loss:
Net income	-	-	-	40.6	40.6
Other comprehensive loss,
net of tax:
Change in net unrealized
capital gain (loss) on
securities ($(83.4) pretax)	-	-	(134.9)	-	(134.9)
Total comprehensive loss					(94.3)
Employee share-based payments	-	0.6	-	-	0.6
Balance at March 31, 2006	$2.5	$4,143.7	$(139.6)	$(1,151.3)	$2,855.3

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2006	2005
		(Restated)

Net cash provided by operating activities	$287.5	$198.9

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	3,704.8	3,271.1
Equity securities, available-for-sale	0.2	0.6
Mortgage loans on real estate	147.7	68.5
Acquisition of:
Fixed maturities, available-for-sale	(4,106.2)	(3,765.3)
Equity securities, available-for-sale	(14.0)	-
Mortgage loans on real estate	(62.3)	(111.8)
Other investments	(99.6)	18.3
Short-term investments	36.6	5.9
Other	2.8	1.6
Net cash used in investing activities	(390.0)	(511.1)

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,138.2	975.6
Maturities and withdrawals from investment contracts	(1,201.2)	(1,571.2)
Reinsurance recoverable on investment contracts	91.3	517.4
Short-term loan with affiliate	32.8	184.2
Short-term loans	24.6	64.2
Net cash provided by financing activities	85.7	170.2
Net decrease in cash and cash equivalents	(16.8)	(142.0)
Cash and cash equivalents, beginning of period	215.2	209.0
Cash and cash equivalents, end of period	$198.4	$67.0

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

1.	Organization and Significant Accounting Policies

Basis of Presentation

ING USA Annuity and Life Insurance Company (“ING USA” or the “Company,” as appropriate) is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. ING USA is authorized to conduct its insurance business in all states, except New York, and the District of Columbia.

ING USA is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

The condensed financial statements and notes as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States and are unaudited.

The condensed financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows, for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company’s 2005 Annual Report on Form 10-K. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

Description of Business

The Company offers various insurance products, including immediate and deferred variable and fixed annuities. The Company’s annuity products are distributed by national wirehouses, regional securities firms, independent National Association of Securities Dealers, Inc. firms with licensed registered representatives, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and the ING broker-dealer network. The Company’s primary annuity customers are retail consumers.

The Company also offers guaranteed investment contracts and funding agreements (collectively referred to as “GICs”) primarily to institutional investors and corporate benefit plans. These products are marketed by home office personnel or through specialty insurance brokers.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (see Reclassifications and Changes to Prior Year Presentation footnote).

Significant Accounting Policies

For a description of the significant accounting policies, see the Organization and Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2005 Annual Report on Form 10-K.

2.	Recently Adopted Accounting Standards

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS No. 115-1”). FSP FAS No. 115-1 replaces the impairment evaluation guidance of the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”).

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

FSP FAS No. 115-1 was effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. The Company recognized impairment losses of $8.3 for the three months ended March 31, 2006, related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” ("EITF 04-5"), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation No. 46R: “Consolidation of Variable Interest Entities” ("FIN 46R"). EITF 04-5 was effective immediately for all new limited partnerships formed and for existing limited partnerships for which partnership agreements were modified after June 29, 2005, and was effective for all other limited partnerships at the commencement of the first reporting period beginning after December 15, 2005.

The Company’s limited partnership investment totaling $19.7 in Powers Ferry Properties Ltd Partnership (“PFP”), an affiliate acquired on May 12, 2005, was accounted for using the equity method, as ING USA does not have substantive kick-out or participating rights and, therefore, cannot overcome the presumption of control by the general partner of PFP. The adoption of EITF 04-5 had no additional impact as of March 31, 2006, since the Company’s remaining investments in limited partnerships are generally considered variable interest entities under FIN 46R, and are accounted for using the cost or equity method of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other investments on the Condensed Balance Sheets.

3.	New Accounting Standards

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“FAS No. 156”). FAS No. 156 requires the separate recognition of servicing assets and servicing liabilities each time an obligation to service a financial asset is undertaken by entering into a servicing contract and permits the fair value measurement of servicing assets and servicing liabilities. In addition, FAS No. 156 does the following:

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

•	Clarifies when a servicer should separately recognize servicing assets and liabilities;
•	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;
•

Permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, provided that the available-for-sale securities are identified in some manner as offsetting the exposure to changes in fair value of servicing assets and servicing liabilities that are subsequently measured at fair value; and

•	Requires additional disclosures for all separately recognized servicing assets and servicing liabilities.

FAS No. 156 requirements for recognition and initial measurement of servicing assets and servicing liabilities should be applied prospectively to all transactions entered into after the beginning of the first fiscal year that commences after September 15, 2006. The Company does not expect the impact of adoption of FAS No. 156 to have a material effect on the results of operations or cash flows.

Accounting for Certain Hybrid Financial Instruments

In February 2006, FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

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

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets, related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages, that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”), as short-duration and long-duration insurance contracts, and by FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”), as investment contracts.

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

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments, included in Net realized capital gains (losses), by type for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasury/Agencies	$0.1	1	$-	-
U.S. corporate	5.8	12	-	-
Foreign(1)	1.3	3	-	-
Residential mortgage-backed	4.9	33	10.3	67
Other asset-backed	1.1	2	0.4	1
Limited partnerships	0.3	1	-	-
Total	$13.5	52	$10.7	68

(1) Primarily U.S. dollar denominated.

The above schedule for the three months ended March 31, 2006 includes $5.2 in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $8.3 in write-downs for the three months ended March 31, 2006 relates to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of FSP FAS No. 115-1. The following table summarizes these write-downs by type for the three months ended March 31, 2006.

	2006
		No. of
	Impairment	Securities
U.S. Treasury/Agencies	$0.1	1
U.S. corporate	5.8	12
Foreign	1.3	3
Other asset-backed	1.1	2
Total	$8.3	$18

The remaining fair value of investments with other-than-temporary impairments at March 31, 2006 and 2005 was $301.0 and $182.7, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, such as negative developments and subsequent credit deterioration, can subsequently change the Company’s previous intent to continue holding a security.

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity for the three months ended March 31, 2006 and 2005, within deferred policy acquisition costs (“DAC”), was as follows:

	2006	2005
Balance at January 1	$2,255.4	$1,704.1
Deferrals of commissions and expenses	166.4	147.6
Amortization:
Amortization	(75.5)	(124.2)
Interest accrued at 5% to 6%	30.5	24.1
Net amortization included in the Condensed
Statements of Operations	(45.0)	(100.1)
Change in unrealized capital (gains) losses on
available-for-sale securities	118.0	140.9
Balance at March 31	$2,494.8	$1,892.5

Activity for the three months ended March 31, 2006 and 2005, within value of business acquired (“VOBA”), was as follows:

	2006	2005
Balance at January 1	$122.1	$112.2
Amortization:
Amortization	(4.7)	(6.0)
Interest accrued at 4% to 5%	1.4	1.6
Net amortization included in the Condensed
Statements of Operations	(3.3)	(4.4)
Change in unrealized capital (gains) losses on
available-for-sale securities	15.1	20.3
Balance at March 31	$133.9	$128.1

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Income Taxes

The Company's effective tax rates for the three months ended March 31, 2006 and 2005, were 25.0% and 31.8%, respectively. The effective rates differ from the expected rate primarily due to the benefit from the dividends received deduction. The decrease in the effective tax rate from March 31, 2005 to March 31, 2006 is primarily due to an increase in the deduction allowed for dividends received relative to the change in Income before income taxes.

An $80.7 valuation allowance was established as of March 31, 2006 related to unrealized capital losses on investments and is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2005.

7.	Financing Agreements

The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004 and expires on January 14, 2014, either party can borrow from the other up to 3% of the Company's statutory admitted assets as of the preceding December 31. Interest on any ING USA borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%. Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, the Company incurred interest expense of $0.7 for the three months ended March 31, 2006 and minimal interest expense for the three months ended March 31, 2005. The Company earned interest income of $0.4 and $1.4 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, the Company had $12.2 and $45.0, respectively, receivable from ING AIH under the reciprocal loan agreement.

8.	Commitments and Contingent Liabilities

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At March 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $440.1, $74.8 of which was with related parties. At December 31, 2005, the Company had off-balance sheet commitments to purchase

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

investments equal to their fair value of $456.1, $77.2 of which was with related parties. During the three months ended March 31, 2006, $18.4 was funded to related parties under these commitments.

Financial Guarantees

In the third quarter of 2005, the Company purchased a 3-year credit-linked note arrangement whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of March 31, 2006, the maximum potential future exposure to the Company under the guarantee was $12.0.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

9.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of March 31, 2006 and 2005.

	2006	2005
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(231.5)	$151.5
Equity securities, available-for-sale	1.5	0.5
DAC/VOBA adjustment on available-for-sale securities	140.8	(97.3)
Sales inducements adjustment on available-for-sale securities	5.2	(0.3)
Other investments	(0.6)	(2.7)
Deferred tax asset valuation allowance	(80.7)	-
Unrealized capital (losses) gains, before tax	(165.3)	51.7
Deferred income tax asset (liability)	29.6	(18.0)
Net unrealized capital (losses) gains	(135.7)	33.7
Minimum pension liability, net of tax	(3.9)	(4.9)
Accumulated other comprehensive (loss) income	$(139.6)	$28.8

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the three months ended March 31, 2006 and 2005.

	2006	2005
Net unrealized capital holding losses arising during the period(1)	$(63.8)	$(84.5)
Less: reclassification adjustment for losses and other
items included in net income(2)	(9.6)	(0.6)
Net change in unrealized capital losses on securities	$(54.2)	$(83.9)

(1)	Pretax unrealized capital holding losses arising during the period were $(98.1) and $(133.3) for the three months ended March 31, 2006 and 2005, respectively.
(2)	Pretax reclassification adjustments for losses and other items included in net income were $(14.7) and $(1.0) for the three months ended March 31, 2006 and 2005, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

10.	Reclassifications and Changes to Prior Year Presentation

During 2006, certain changes were made to the Condensed Statement of Cash Flows for the three months ended March 31, 2005, to reflect the correct balances, primarily related to short-term loan with affiliate and receivables and payables for securities. As a result of these adjustments, the Company has labeled the Condensed Statement of Cash Flows for the three months ended March 31, 2005, as restated. The following summarizes the adjustments:

	Previously
Three months ended March 31, 2005	Reported	Adjustment	Restated
Net cash provided by operating activities	$613.6	$(414.7)	$198.9
Net cash used in investing activities	(738.2)	227.1	(511.1)
Net cash (used in) provided by financing activities	(17.4)	187.6	170.2

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or “the Company,” as appropriate) for the three months ended March 31, 2006 and 2005 and financial condition as of March 31, 2006 and December 31, 2005. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2005 Annual Report on Form 10-K.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

(1)	equity market volatility could negatively impact profitability and financial condition;
(2)	efforts to reduce the impact of interest rate changes on profitability and financial condition may not be effective;
(3)	the Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners;
(4)	the occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition;

(5)	changes in underwriting and actual experience could materially affect profitability;
(6)	changes in reserve estimates may reduce profitability;
(7)	a downgrade in the Company’s ratings may negatively affect profitability and financial condition;
(8)	the continued availability of capital may affect the ability to grow;
(9)	a loss of key product distribution relationships could materially affect sales;
(10)	competition could negatively affect the ability to maintain or increase profitability;
(11)	changes in federal income tax law could make some products less attractive to contractowners and increase tax costs;
(12)	litigation may adversely affect profitability and financial condition;
(13)	changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(14)	changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect profitability and financial condition;
(15)	reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance; and
(16)	failure of the Company’s operating systems or a compromise of their security could adversely affect the Company’s results of operation and financial condition.

Investors are also directed to consider the risks and uncertainties discussed in this Item 2 and in Item 1A of Part II contained herein, as well as in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2005 Annual Report on Form 10-K.

Results of Operations

Overview

Products offered by the Company include immediate and deferred variable and fixed annuities, designed to address customer needs for tax-advantaged savings, retirement needs, and wealth-protection concerns, and guaranteed investment contracts and funding agreements (collectively referred to as “GICs”), sold primarily to institutional investors and corporate benefit plans.

The Company derives its revenue mainly from (a) fee income generated on variable assets under management (“AUM”), (b) investment income earned on fixed AUM, and (c) certain other management fees. Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners. Investment income from fixed AUM is mainly generated from annuity products with fixed investment options. The Company’s expenses primarily consist of (a) interest credited and other benefits to contractowners, (b) amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses.

Economic Analysis

The current economic environment presents challenges and opportunities for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by economic trends.

On the positive side, the improved equity market performance has presented opportunities for life insurers, as fee revenue from variable annuities has a direct correlation with equity market performance. Also, variable annuity product demand has grown with consumer demand for equity investments.

On the opposite side, the rising interest rates negatively impacted the fair value of the Company's fixed maturity portfolio and resulted in capital losses. In addition, the tightening of the credit spreads in the market made it difficult to find attractive investments to match GIC liabilities. Furthermore, during the first quarter of 2006, the market experienced a flat yield curve, with negligible extra yield on a 10-year bond versus a five-year bond. This flat yield curve hurt the competitiveness of fixed annuities as compared to other short-term instruments.

The Company’s results of operations for the three months ended March 31, 2006, and changes therein, were primarily impacted by performance in the separate accounts, changing equity markets, and increased sales of variable annuity products. Each of these items contributed to increase the Company’s average variable AUM. In addition, interest rate movements had an unfavorable impact on the Company’s operations.

	Three Months Ended March 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$275.8	$284.6	$(8.8)	(3.1)%
Fee income	219.0	168.1	50.9	30.3%
Premiums	5.3	5.5	(0.2)	(3.6)%
Net realized capital (losses) gains	(75.0)	4.9	(79.9)	NM
Total revenue	425.1	463.1	(38.0)	(8.2)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	256.6	264.4	(7.8)	(3.0)%
Operating expenses	49.4	47.3	2.1	4.4%
Amortization of deferred policy
acquisition costs and value
of business acquired	48.3	104.5	(56.2)	(53.8)%
Interest expense	7.8	7.3	0.5	6.8%
Other	8.9	1.2	7.7	NM
Total benefits and expenses	371.0	424.7	(53.7)	(12.6)%
Income before income taxes	54.1	38.4	15.7	40.9%
Income tax expense	13.5	12.2	1.3	10.7%
Net income	$40.6	$26.2	$14.4	55.0%
Effective tax rate	25.0%	31.8%

NM - Not meaningful.

Revenues

Total revenue decreased mainly due to higher Net realized capital losses and lower Net investment income, partially offset by an increase in Fee income.

The increase in Net realized capital losses reflects higher realized losses on investments in fixed maturities and derivatives used to manage interest rate and equity risks associated with the Company’s annuity products. The losses on fixed maturities were primarily driven by rising interest rates and higher other-than-temporary impairments recognized during the first quarter of 2006. The increase in realized losses on derivatives is primarily driven by the changes in the fair value of Standard & Poor’s (“S&P”) 500 indexed futures (“S&P futures”) and options (“S&P options”) used to hedge risks associated with minimum guarantees on variable annuities and equity indexed annuities, respectively. The S&P futures owned by the Company are in a short position, which resulted in the decrease of value of these securities with the increase of the S&P 500 Index during the first quarter of 2006. These losses were partially offset by gains on S&P options, which are in a long position. The total net losses on both S&P futures and options are largely offset by a related decrease in the amortization of DAC and VOBA and a reduction to the increase in reserves.

In addition, Net investment income decreased due to a decline in the Company’s investment portfolio, which mainly reflects the transfer of $2.5 billion of investments to Security Life of Denver Insurance Company (“Security Life”) during the second quarter of 2005 in conjunction with the coinsurance agreement. In addition, higher expenses on securities lending transactions were incurred during the first quarter of 2006, driven largely by rising short-term interest rates.

The increase in Fee income resulted from an increase in average separate account variable AUM, driven primarily by favorable equity market performance and increased sales of the Company’s variable annuity products during the first quarter of 2006.

Benefits and Expenses

Total benefits and expenses decreased mainly due to lower Amortization of DAC and VOBA. The decrease in the Amortization of DAC and VOBA is primarily due to lower current year gross profits, reflecting total net losses on both S&P futures and options, partially offset by higher fee income, as well as a reduction to the increase in reserves. In addition, the decrease in amortization reflects an increase in estimated future gross profits due to favorable equity market performance.

In addition, Interest credited and other benefits to contractowners decreased, due to (a) the transfer of $2.5 billion in account balances to Security Life in the second quarter of 2005 in conjunction with the coinsurance agreement, (b) a decrease in the cost of guaranteed benefits resulting from the favorable equity market conditions in the first quarter of 2006, and (c) a decrease in amortization of sales inducements. The decreases were partially offset by (a) an increase in interest credited on GICs, due to the growth of this block of business and the rising interest rate environment experienced in 2006, and (b) an increase in the reserves on equity indexed annuities attributable to the equity market growth.

Other benefits and expenses increased over first quarter of 2005 due to $7.2 in amortization of deferred negative ceding commission related to the coinsurance agreement with Security Life.

Income Taxes

The decrease in the effective tax rate is primarily due to an increase in the deduction allowed for dividends received relative to the increase in Income before income taxes.

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

For a discussion of the Company’s use of derivatives, see “Liquidity and Capital Resources – Derivatives.”

Portfolio Composition

The following table presents the investment portfolio at March 31, 2006 and December 31, 2005.

	2006		2005
	Carrying Value	%	Carrying Value	%
Fixed maturities available-for-sale,
including securities pledged	$17,263.2	79.8%	$17,031.3	79.4%
Equity securities, available-for-sale	43.9	0.2%	29.7	0.1%
Mortgage loans on real estate	3,682.3	17.0%	3,766.8	17.6%
Real estate	2.2	0.0%	2.2	0.0%
Policy loans	163.3	0.8%	166.1	0.8%
Short-term investments	19.2	0.1%	55.9	0.2%
Other investments	463.8	2.1%	402.6	1.9%
Total investments	$21,637.9	100.0%	$21,454.6	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of March 31, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$504.2	$0.2	$8.4	$496.0
State, municipalities, and political
subdivisions	10.4	-	0.6	9.8

U.S. corporate securities:
Public utilities	1,583.5	26.3	35.6	1,574.2
Other corporate securities	5,188.3	43.5	110.8	5,121.0
Total U.S. corporate securities	6,771.8	69.8	146.4	6,695.2

Foreign securities(1):
Government	451.6	13.2	8.5	456.3
Other	2,658.6	22.7	68.8	2,612.5
Total foreign securities	3,110.2	35.9	77.3	3,068.8

Residential mortgage-backed securities	3,883.7	32.5	102.2	3,814.0
Commercial mortgaged-backed securities	1,547.7	11.1	34.5	1,524.3
Other asset-backed securities	1,666.7	4.7	16.3	1,655.1

Total fixed maturities, including fixed
maturities pledged	17,494.7	154.2	385.7	17,263.2
Less: fixed maturities pledged	1,247.1	0.9	36.0	1,212.0

Total fixed maturities	$16,247.6	$153.3	$349.7	$16,051.2

(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2005.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$476.5	$1.1	$4.2	$473.4
State, municipalities, and political
subdivisions	20.1	-	0.7	19.4

U.S. corporate securities:
Public utilities	1,579.2	39.7	19.4	1,599.5
Other corporate securities	5,077.9	86.4	63.5	5,100.8
Total U.S. corporate securities	6,657.1	126.1	82.9	6,700.3

Foreign securities(1):
Government	464.7	13.8	4.1	474.4
Other	2,447.6	33.3	38.5	2,442.4
Total foreign securities	2,912.3	47.1	42.6	2,916.8

Residential mortgage-backed securities	3,938.1	35.6	70.7	3,903.0
Commercial mortgaged-backed securities	1,309.8	17.0	19.5	1,307.3
Other asset-backed securities	1,723.8	6.8	19.5	1,711.1

Total fixed maturities, including fixed
maturities pledged	17,037.7	233.7	240.1	17,031.3
Less: fixed maturities pledged	952.1	1.0	14.2	938.9

Total fixed maturities	$16,085.6	$232.7	$225.9	$16,092.4

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at March 31, 2006 and December 31, 2005. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at March 31, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$6,585.7	38.2%	$6,556.9	38.5%
AA	1,146.7	6.6%	1,117.2	6.6%
A	3,630.5	21.0%	3,470.5	20.4%
BBB	5,322.2	30.8%	5,351.0	31.4%
BB	495.2	2.9%	459.6	2.7%
B and below	82.9	0.5%	76.1	0.4%
Total	$17,263.2	100.0%	$17,031.3	100.0%

96.6% and 96.9% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at March 31, 2006 and December 31, 2005, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at March 31, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate, states, and municipalities	$6,705.0	38.8%	$6,719.7	39.5%
Residential mortgage-backed	3,814.0	22.1%	3,903.0	22.9%
Foreign	3,068.8	17.8%	2,916.8	17.1%
Other asset-backed	1,655.1	9.6%	1,711.1	10.0%
Commercial mortgage-backed	1,524.3	8.8%	1,307.3	7.7%
U.S. Treasuries/Agencies	496.0	2.9%	473.4	2.8%
Total	$17,263.2	100.0%	$17,031.3	100.0%

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at March  31, 2006 and December 31, 2005.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $3,682.3 and $3,766.8 at March 31, 2006 and December 31, 2005, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to realized loss. At March 31, 2006 and December 31, 2005, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 20.2% and 19.5% of properties in California at March 31, 2006 and December 31, 2005, respectively.

Unrealized Capital Losses

Fixed maturities, including securities pledged to creditors, comprise 79.8% and 79.4% of the Company’s total investment portfolio at March 31, 2006 and December 31, 2005, respectively. Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at March 31, 2006 and December 31, 2005.

	2006				2005
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$91.7	23.9%	1.5	0.4%	$95.0	39.6%	$1.8	0.7%
More than six months
and less than twelve
months below
amortized cost	192.6	49.9%	2.5	0.6%	59.6	24.8%	2.7	1.1%
More than twelve months
below amortized cost	95.0	24.6%	2.4	0.6%	80.1	33.4%	0.9	0.4%
Total unrealized capital loss	$379.3	98.4%	$6.4	1.6%	$234.7	97.8%	$5.4	2.2%

Unrealized capital losses in fixed maturities at March 31, 2006 and December 31, 2005, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized loss positions at March 31, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2006	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$56.3	$109.8	$66.6	$232.7
Mortgage and other asset-backed
securities	36.9	85.3	30.8	153.0
Total unrealized capital loss	$93.2	$195.1	$97.4	$385.7
Fair value	$5,215.2	$5,085.5	$2,092.8	$12,393.5

2005
Interest rate or spread widening	$49.1	$32.6	$48.7	$130.4
Mortgage and other asset-backed
securities	47.7	29.7	32.3	109.7
Total unrealized capital loss	$96.8	$62.3	$81.0	$240.1
Fair value	$5,757.0	$2,266.6	$2,243.0	$10,266.6

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at March 31, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2006	Cost	Amortized Cost	Cost	Loss
U.S. Treasuries/Agencies	$3.9	$3.1	$1.4	$8.4
U.S. corporate, state, and
municipalities	36.1	71.4	39.5	147.0
Foreign	16.3	35.3	25.7	77.3
Residential mortgage-backed	25.8	56.3	20.1	102.2
Commercial mortgage-backed	6.6	20.7	7.2	34.5
Other asset-backed	4.5	8.3	3.5	16.3
Total	$93.2	$195.1	$97.4	$385.7

2005
U.S. Treasuries/Agencies	$2.6	$0.3	$1.3	$4.2
U.S. corporate, state, and
municipalities	30.6	22.4	30.6	83.6
Foreign	15.9	9.9	16.8	42.6
Residential mortgage-backed	32.0	23.8	14.9	70.7
Commercial mortgage-backed	10.0	3.4	6.1	19.5
Other asset-backed	5.7	2.5	11.3	19.5
Total	$96.8	$62.3	$81.0	$240.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 95.6% of the average book value as of March 31, 2006. In addition, this category includes 440 securities, which have an average quality rating of A+. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of March 31, 2006.

Overall, there has been an increase in unrealized capital losses from December 31, 2005 to March 31, 2006. This increase is largely caused by an increase in prevailing market interest rates, which tends to have a negative market value impact on fixed maturities.

Other-Than-Temporary Impairments

The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Management considers the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and the Company’s intent to retain the investment for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of an investment will not be collected, an other-than-temporary impairment is considered to have occurred.

In addition, the Company invests in asset-backed securities. Determination of the required impairment is based on the analysis discussed in the preceding paragraph, as well as credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value, and the loss is recorded in Net realized capital gains (losses).

The following table identifies the Company’s other-than-temporary impairments by type for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasury/Agencies	$0.1	1	$-	-
U.S. corporate	5.8	12	-	-
Foreign	1.3	3	-	-
Residential mortgage-backed	4.9	33	10.3	67
Other asset-backed	1.1	2	0.4	1
Limited partnerships	0.3	1	-	-
Total	$13.5	52	$10.7	68

The above schedule for the three months ended March 31, 2006 includes $5.2 in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $8.3 in write-downs for the three months ended March 31, 2006 relates to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The following table summarizes these write-downs by type for the three months ended March 31, 2006.

	2006
		No. of
	Impairment	Securities
U.S. Treasury/Agencies	$0.1	1
U.S. corporate	5.8	12
Foreign	1.3	3
Other asset-backed	1.1	2
Total	$8.3	$18

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, such as negative developments and subsequent credit deterioration, can subsequently change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2006 and 2005.

	2006	2005
Fixed maturities, available-for-sale	$(26.4)	$(4.9)
Equity securities, available-for-sale	-	0.1
Derivatives	(49.5)	9.3
Other	0.9	0.4
Net realized capital (losses) gains	$(75.0)	$4.9
After-tax net realized capital (losses) gains	$(48.8)	$3.2

The increase in realized losses on derivatives is primarily driven by the changes in the fair value of S&P 500 indexed futures (“S&P futures”) and options (“S&P options”) used to hedge risks associated with minimum guarantees on variable annuities and equity indexed annuities, respectively. The S&P futures owned by the Company are in a short position, which resulted in the decrease of value of these securities with the increase of the S&P 500 Index during the first quarter of 2006. These losses were partially offset by gains on the S&P options, which are in a long position.

Income Taxes

An $80.7 valuation allowance was established as of March 31, 2006 related to unrealized capital losses on investments and is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2005.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Sources and Uses of Liquidity

The Company’s principal sources of liquidity are annuity product charges, GIC deposits, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, payments under guaranteed death and living benefits, investment purchases, repayment of debt, and contract maturities, withdrawals, and surrenders.

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents, and short-term investments. Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractowner behavior, and variable separate account performance. Contractowners bear the investment risk related to variable annuity products, subject to certain minimum guaranteed death and living benefits included in these contracts.

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

•

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of the Company’s statutory admitted assets as of the prior December 31. The Company had $12.2 and $45.0 receivable from ING AIH under the reciprocal loan agreement as of March 31, 2006 and December 31, 2005, respectively.

•	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. At March 31, 2006 and December 31, 2005, the Company had no amounts outstanding under the revolving note facility.
•

A $75.0 uncommitted line-of-credit agreement with PNC Bank, effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of March 31, 2006 and December 31, 2005, the Company had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At March 31, 2006 and December 31, 2005, the Company had $276.3 and $126.1, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. At March 31, 2006 and December 31, 2005, assets with a carrying value of approximately $437.7 and $159.4, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Condensed Balance Sheets.

Capital Contributions and Dividends

During the three months ended March 31, 2006 and 2005, the Company did not receive any capital contributions from its parent.

During the three months ended March 31, 2006 and 2005, the Company did not pay any dividends on its common stock to its parent.

Minimum Guarantees

Variable annuity contracts containing guaranteed death and living benefits expose the Company to equity risk. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with guaranteed death and living benefits. A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to customers due to guaranteed and living benefits.

The Company sells variable annuity contracts that offer one or more of the following guaranteed death benefits and living benefits:

Guaranteed Minimum Death Benefits: The Company has offered the following guaranteed death benefits:

•	Standard – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the premiums paid by the contractowner, net of any contract withdrawals.
•

Ratchet – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary (or quarterly) value of the variable annuity adjusted for contract withdrawals.

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

At March 31, 2006, the guaranteed value of these death benefits in excess of account values was estimated to be $2.4 billion before reinsurance, which was a $133.4 decrease from the estimated $2.5 billion at December 31, 2005. The decrease is attributable to the favorable equity market returns. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, the Company has instituted an equity hedging program in lieu of reinsurance. The equity hedging program is based on the Company entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets. At March 31, 2006, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.4 billion, of which $488.6 is projected to be covered by the Company’s equity hedging program. At December 31, 2005, the guaranteed value of minimum guaranteed death benefits in excess of account value, net of reinsurance was estimated to be $1.4 billion, of which $591.6 was projected to be covered by the Company’s equity hedging program. As of March 31, 2006, the Company recorded a liability of $115.4, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased $2.6 from $112.8 at December 31, 2005, mainly due to higher fees used to fund the reserve during 2006. The increase in liability was partially offset by the decrease of the present value of the Company's future obligations resulting from the favorable equity market returns.

Guaranteed Living Benefits: The Company offers the following guaranteed living benefits:

•

Guaranteed Minimum Income Benefit - Guarantees a minimum income payout, exercisable each contract anniversary on or after the 10th rider anniversary. This type of living benefit is the predominant selection in the Company’s sales of variable annuities.

•

Guaranteed Minimum Withdrawal Benefit - Guarantees that annual withdrawals of up to 7% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. The benefit has some reset and step-up features that may increase the guaranteed withdrawal amount in certain conditions. In addition, in 2005 the Company introduced a life-time withdrawal benefit option.

•

Guaranteed Minimum Accumulation Benefit - Guarantees that the account value will be at least 100% of the premiums paid by the contractowner after 10 years (GMAB10). An alternative design guarantees that the account value will be at least 200% of premiums paid by contractowners after 20 years (GMAB 20).

At March 31, 2006, the guaranteed value of these living benefits in excess of account values was estimated to be $240.1, which is a decrease of $48.3 from an estimated $288.4 at December 31, 2005. The decrease was primarily driven by the favorable equity market returns and partially offset by the increase in liability due to higher in force contracts. All living benefits are covered by the Company’s equity hedging program. The Company does not seek hedge accounting treatment. As of March 31, 2006, the Company recorded a liability of $71.2 representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased $0.9 from $70.3 at December 31, 2005, mainly due to the increase in fees used to fund the reserve during 2006. The increase in liability was partially offset by the decrease of present value of the Company's future obligations resulting from the favorable equity market returns.

Off-Balance Sheet Arrangements

In the third quarter of 2005, the Company purchased a 3-year credit-linked note arrangement, whereby the Company agreed to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of March 31, 2006, the maximum potential future exposure to the Company under the guarantee was $12.0.

Recently Adopted Accounting Standards

(See the Recently Adopted and New Accounting Standards footnotes to the condensed financial statements.)

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

a)

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. Reference is made to the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2005 Annual Report on Form 10-K, filed March 30, 2006 (SEC File No. 333-123457).

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

As interest rates decline, borrowers may prepay or redeem mortgages and bonds with embedded call options that are owned as investments by the Company. This may force the Company to reinvest the proceeds at lower interest rates. In addition, many of the Company’s annuity products contain minimum interest rate guarantees that limit the Company’s ability to lower interest rates credited to contractowners in response to lower investment returns. A decrease in the difference between earned investment income and the interest credited to contractowners further reduces profits. This decrease in profits may also require the Company to accelerate amortization of deferred policy acquisition costs.

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

The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition

The Company is exposed to various risks arising from natural disasters, including hurricanes, floods, earthquakes, tornadoes, and pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), as well as man-made disasters, including acts of terrorism and military actions, which may adversely affect results of operations and financial condition, as follows:

•	Losses in the Company’s investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform.
•	Changes in the rate of lapses and surrenders of existing policies/contracts, as well as sales of new policies/contracts.
•	Reduced collectibility of reinsurance.
•

Disruption of the Company’s normal business operations due to catastrophic property damage, loss of life, or disruption of public and private infrastructure, including communications and financial services.

While the Company has a business continuation and crisis management plan, there can be no assurance that the Company’s plan and insurance coverages would be effective in mitigating any negative effects on operations or profitability in the event of a disaster.

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

The Company’s profitability depends on the following:

•	Adequacy of investment margins;
•	Management of market and credit risks associated with investments;
•	Ability to maintain premiums and contract charges at a level adequate to cover mortality and morbidity benefits and contract administration expenses;
•	Adequacy of contract charges on variable contracts to cover the cost of product features;
•	Persistency of policies to ensure recovery of acquisition expenses; and
•	Management of operating costs and expenses within anticipated pricing allowances.

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

A downgrade in the Company’s ratings may negatively affect profitability and financial condition

Ratings are an important factor in establishing the competitive position of insurance companies. A downgrade, or the potential for a downgrade, of any of the Company’s ratings may lead to lower fee income as follows:

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

The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

•	Statutory capital;
•	Risk of investment portfolio;
•	Economic trends affecting the financial services industry;
•	Changes in models and formulas used by rating organizations to assess the financial strength of a rated company;
•	Enterprise risk management; and
•	Other circumstances outside the rated company’s control.

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

A failure of the Company’s operating systems or a compromise of their security could adversely affect the Company’s results of operation and financial condition

The Company is highly dependent on automated systems to record and process Company and customer transactions. The Company may experience a failure of its operating systems or a compromise of their security due to technical system flaws, clerical or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its customers. Operating system failures or disruptions or the compromise of their security could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations and adversely affect the Company’s business, results of operation or financial condition.

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

Joinder Number 2005-1 to Tax Sharing Agreement, dated January 20, 2006, between ING USA Annuity and Life Insurance Company and ING America Insurance Holdings, Inc.

12.	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Harry N. Stout pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Harry N. Stout pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2006 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)