Form 10-Q
period 2006-06-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2006-08-11
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to
Commission File Number: 333-153154, 333-133076, 333-133156, 333-133153, 333-133155, 333-133152
ING USA ANNUITY AND LIFE INSURANCE COMPANY (Exact name of registrant as specified in its charter)
Iowa (State or other jurisdiction of incorporation or organization) 1475 Dunwoody Drive West Chester, Pennsylvania (Address of principal executive offices)	41-0991508 (IRS Employer Identification No.) 19380-1478 (Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of August 10, 2006, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for period ended June 30, 2006

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Net investment income	$284.7	$276.4	$560.5	$561.0
Fee income	229.6	175.4	448.6	343.5
Premiums	5.1	5.7	10.4	11.2
Net realized capital (losses) gains	(17.2)	41.2	(92.2)	46.1
Other income	-	0.1	-	0.1
Total revenue	502.2	498.8	927.3	961.9
Benefits and expenses:
Interest credited and other benefits
to contractowners	252.1	281.2	508.7	545.6
Operating expenses	61.8	44.4	111.2	91.7
Amortization of deferred policy acquisition
costs and value of business acquired	120.5	74.2	168.8	178.7
Interest expense	7.7	7.2	15.5	14.5
Other expense	5.9	3.5	14.8	4.7
Total benefits and expenses	448.0	410.5	819.0	835.2
Income before income taxes	54.2	88.3	108.3	126.7
Income tax expense	13.0	27.5	26.5	39.7
Net income	$41.2	$60.8	$81.8	$87.0

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $16,593.0 at 2006 and $16,085.6 at 2005)	$16,150.5	$16,092.4
Equity securities, available-for-sale, at fair value
(cost of $47.9 at 2006 and $28.6 at 2005)	48.6	29.7
Mortgage loans on real estate	3,703.6	3,766.8
Policy loans	163.0	166.1
Other investments	513.1	460.7
Securities pledged
(amortized cost of $1,218.8 at 2006 and $952.1 at 2005)	1,174.8	938.9
Total investments	21,753.6	21,454.6
Cash and cash equivalents	314.2	215.2
Short-term investments under securities loan agreement	405.2	140.2
Accrued investment income	182.9	175.0
Deposits and reinsurance recoverable from affiliates	4,161.1	4,068.1
Deferred policy acquisition costs	2,691.5	2,255.4
Value of business acquired	146.6	122.1
Sales inducements to contractowners	601.9	556.3
Short-term loan to affiliate	-	45.0
Due from affiliates	7.7	15.0
Current income taxes	62.5	-
Other assets	60.5	62.0
Assets held in separate accounts	33,040.8	30,262.8
Total assets	$63,428.5	$59,371.7

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$25,224.8	$24,225.3
Payables under securities loan agreement	405.2	140.2
Borrowed money	781.3	806.3
Notes to affiliates	435.0	435.0
Due to affiliates	66.1	39.7
Current income taxes	-	34.1
Deferred income taxes	239.6	135.7
Other liabilities	453.9	343.6
Liabilities related to separate accounts	33,040.8	30,262.8
Total liabilities	60,646.7	56,422.7

Shareholder's equity:
Common stock (250,000 shares authorized, issued,
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	4,124.5	4,143.1
Accumulated other comprehensive loss	(235.1)	(4.7)
Retained earnings (deficit)	(1,110.1)	(1,191.9)
Total shareholder's equity	2,781.8	2,949.0
Total liabilities and shareholder's equity	$63,428.5	$59,371.7

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2004	$2.5	$4,041.1	$112.7	$(1,381.8)	$2,774.5
Comprehensive income:
Net income	-	-	-	87.0	87.0
Other comprehensive loss,
net of tax:
Change in net unrealized
capital gain (loss) on
securities ($(55.4) pretax)	-	-	(34.1)	-	(34.1)
Total comprehensive income					52.9
Employee share-based payments	-	0.9	-	-	0.9
Balance at June 30, 2005	$2.5	$4,042.0	$78.6	$(1,294.8)	$2,828.3

Balance at December 31, 2005	$2.5	$4,143.1	$(4.7)	$(1,191.9)	$2,949.0
Comprehensive loss:
Net income	-	-	-	81.8	81.8
Other comprehensive loss,
net of tax:
Change in net unrealized
capital gain (loss) on
securities ($(186.8) pretax), including
tax valuation allowance of $(109.1)	-	-	(230.4)	-	(230.4)
Total comprehensive loss					(148.6)
Capital distribution paid		(20.0)			(20.0)
Employee share-based payments	-	1.4	-	-	1.4
Balance at June 30, 2006	$2.5	$4,124.5	$(235.1)	$(1,110.1)	$2,781.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2006	2005
		(Restated)

Net cash provided by operating activities	$515.2	$549.8

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	6,200.0	8,086.0
Equity securities, available-for-sale	2.3	5.8
Mortgage loans on real estate	284.8	303.7
Acquisition of:
Fixed maturities, available-for-sale	(6,974.8)	(8,889.0)
Equity securities, available-for-sale	(20.8)	(8.2)
Mortgage loans on real estate	(221.0)	(290.1)
Other investments	(85.1)	(64.6)
Other	3.1	(2.7)
Net cash used in investing activities	(811.5)	(859.1)

Cash Flows from Financing Activities:
Deposits received for investment contracts	2,799.6	2,471.9
Maturities and withdrawals from investment contracts	(2,301.2)	(2,458.4)
Reinsurance recoverable on investment contracts	(103.1)	165.4
Short-term loan to affiliate	45.0	10.7
Short-term borrowings, net	(25.0)	61.7
Capital distribution to parent	(20.0)	-
Net cash provided by financing activities	395.3	251.3
Net increase (decrease) in cash and cash equivalents	99.0	(58.0)
Cash and cash equivalents, beginning of period	215.2	209.0
Cash and cash equivalents, end of period	$314.2	$151.0

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

The condensed financial statements and notes as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States and are unaudited.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

FSP FAS No. 115-1 was effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. The Company recognized impairment losses of $0.1 and $8.4 for the three and six months ended June 30, 2006, respectively, related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” ("EITF 04-5"), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation No. (“FIN”) 46R: “Consolidation of Variable Interest Entities” ("FIN 46R"). EITF 04-5 was effective immediately for all new limited partnerships formed and for existing limited partnerships for which partnership agreements were modified after June 29, 2005, and was effective for all other limited partnerships at the commencement of the first reporting period beginning after December 15, 2005.

The Company’s limited partnership investment totaling $19.7 in Powers Ferry Properties Ltd Partnership (“PFP”), an affiliate acquired on May 12, 2005, was accounted for using the equity method, as ING USA does not have substantive kick-out or participating rights and, therefore, cannot overcome the presumption of control by the general partner of PFP. The adoption of EITF 04-5 had no additional impact as of January 1, 2006, since the Company’s remaining investments in limited partnerships are generally considered variable interest entities under FIN 46R, and are accounted for using the cost or equity method of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other investments on the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

3.	New Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which creates a single model to address the accounting for the uncertainty in income tax positions recognized in a company’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.”

FIN 48 prescribes a two-step process for determining the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The first step is recognition: A company first determines whether a tax position is more likely than not to be sustained upon examination, based on the technical merits of the position. The second is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit recognized in the financial statements. The benefit under step two is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. No benefit will be recognized on tax positions that do not meet the more-likely-than-not recognition standard. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of FIN 48.

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

FAS No. 156 requirements for recognition and initial measurement of servicing assets and servicing liabilities should be applied prospectively to all transactions entered into after the beginning of the first fiscal year that commences after September 15, 2006. The Company has determined that the adoption of FAS No. 156 will not have a material effect on the financial position, results of operations, or cash flows.

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

4.	Investments

Other-Than-Temporary Impairments

The following tables identify the Company’s other-than-temporary impairments, included in Net realized capital gains (losses), by type for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006			2005
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasury/Agencies	$-	*	1	$-	-
U.S. corporate	0.1		1	-	-
Residential mortgage-backed	4.1		37	3.2	35
Commercial mortgage-backed	-		-	1.2	1
Other asset-backed	-		-	1.4	1
Total	$4.2		39	$5.8	37

* Less than $0.1

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasury/Agencies	$0.1	1	$-	-
U.S. corporate	5.9	13	-	-
Foreign(1)	1.3	3	-	-
Residential mortgage-backed	9.0	50	13.5	76
Commercial mortgage-backed	-	-	1.2	1
Other asset-backed	1.1	2	1.8	2
Limited partnerships	0.3	1	-	-
Total	$17.7	70	$16.5	79

(1) Primarily U.S. dollar denominator.

The above schedules for the three and six months ended June 30, 2006, include $4.1 and $9.3, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $0.1 and $8.4 in write-downs for the three and six months ended June 30, 2006, respectively, relate to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of FSP FAS No. 115-1. The following tables summarize these write-downs by type for the three and six months ended June 30, 2006.

	Three Months Ended June 30, 2006
			No. of
	Impairment		Securities
U.S. Treasury/Agencies	$-	*	1
U.S. corporate	0.1		1
Total	$0.1		2

* Less than $0.1

	Six Months Ended June 30, 2006
		No. of
	Impairment	Securities
U.S. Treasury/Agencies	$0.1	1
U.S. corporate	5.9	13
Foreign	1.3	3
Other asset-backed	1.1	2
Total	$8.4	19

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The remaining fair value of investments with other-than-temporary impairments at June 30, 2006 and 2005 was $306.2 and $170.1, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity for the six months ended June 30, 2006 and 2005, within deferred policy acquisition costs (“DAC”), was as follows:

	2006	2005
Balance at January 1	$2,255.4	$1,704.1
Deferrals of commissions and expenses	354.0	311.8
Amortization:
Amortization	(224.2)	(222.7)
Interest accrued at 5% to 6%	62.5	53.5
Net amortization included in the Condensed
Statements of Operations	(161.7)	(169.2)
Change in unrealized capital (gains) losses on
available-for-sale securities	243.8	28.1
Balance at June 30	$2,691.5	$1,874.8

Activity for the six months ended June 30, 2006 and 2005, within value of business acquired (“VOBA”), was as follows:

	2006	2005
Balance at January 1	$122.1	$112.2
Amortization:
Amortization	(9.9)	(12.9)
Interest accrued at 3% to 5%	2.8	3.4
Net amortization included in the Condensed
Statements of Operations	(7.1)	(9.5)
Change in unrealized capital (gains) losses on
available-for-sale securities	31.6	7.4
Balance at June 30	$146.6	$110.1

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Capital Contributions and Distributions

During the six months ended June 30, 2006 and 2005, the Company did not receive any capital contributions from its parent.

During the six months ended June 30, 2006, the Company paid $20.0 in a return of capital distribution to its parent. During the six months ended June 30, 2005, the Company did not pay any dividends on its common stock to its parent.

7.	Income Taxes

The Company's effective tax rates for the three months ended June 30, 2006 and 2005, were 24.0% and 31.1%, respectively. The effective tax rates for the six months ended June 30, 2006 and 2005, were 24.5% and 31.3%, respectively. The effective rates differ from the expected rate primarily due to the benefit from the dividends received deduction. The decrease in the effective tax rate from June 30, 2005 to June 30, 2006 is primarily due to an increase in the deduction allowed for dividends received relative to the change in Income before income taxes.

As of June 30, 2006, the Company had a $109.1 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2005.

8.	Financing Agreements

Line-of-Credit

The Company maintains a $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.) (“Svenska”), effective June 2, 2006. Borrowings are guaranteed by ING America Insurance Holdings, Inc. (“ING AIH”), with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. Interest on any of the Company’s borrowing accrues at an annual rate equal to the rate quoted by Svenska to the Company for the borrowing. Under this agreement, the Company incurred no interest expense for the three months ended June 30, 2006. As of June 30, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with ING AIH, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004 and expires on January 14, 2014, either party can borrow from the other up to 3% of the Company's statutory admitted assets as of the preceding December 31. Interest on any ING USA borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%. Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, the Company incurred interest expense of $0.5 and $1.2 for the three and six months ended June 30, 2006, respectively, and $0.2 and $0.3 for the three and six months ended June 30, 2005. The Company earned interest income of $0.6 and $1.0 for the three and six months ended June 30, 2006, respectively, and $0.5 and $1.9 for the three and six months ended June 30, 2005, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations. At June 30, 2006, the Company did not have any receivable or payable from/to ING AIH under the reciprocal loan agreement. At December 31, 2005, the Company had $45.0 receivable from ING AIH.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Company’s 2005 Annual Report on Form 10-K.

9.	Commitments and Contingent Liabilities

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At June 30, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $378.4, $116.5 of which was with related parties. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $456.1, $77.2 of which was with related parties. During the three and six months ended June 30, 2006, $3.6 and $22.0, respectively, was funded to related parties under these commitments.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Financial Guarantees

The Company owns 3-year credit-linked note arrangements, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of June 30, 2006, the maximum potential future exposure to the Company under the guarantee was $44.5.

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

10.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of June 30, 2006 and 2005.

	2006	2005
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(474.8)	$365.3
Equity securities, available-for-sale	0.7	0.3
DAC/VOBA adjustment on available-for-sale securities	283.0	(223.0)
Sales inducements adjustment on available-for-sale securities	8.7	(3.8)
Other investments	(5.5)	(10.3)
Unrealized capital (losses) gains, before tax	(187.9)	128.5
Deferred income tax asset (liability)	65.8	(45.0)
Deferred tax asset valuation allowance	(109.1)	-
Net unrealized capital (losses) gains	(231.2)	83.5
Minimum pension liability, net of tax	(3.9)	(4.9)
Accumulated other comprehensive (loss) income	$(235.1)	$78.6

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the six months ended June 30, 2006 and 2005.

	2006	2005
Net unrealized capital holding (losses) gains arising	$(155.1)	$4.8
during the period(1)
Less: reclassification adjustment for (losses) gains and
other items included in net income(2)	(33.8)	38.9
Net change in unrealized capital losses on securities	$(121.3)	$(34.1)

(1)	Pretax unrealized capital holding (losses) gains arising during the period were $(238.8) and $7.8 for the six months ended June 30, 2006 and 2005, respectively.

(2)	Pretax reclassification adjustments for (losses) gains and other items included in net income were $(52.0) and $63.2 for the six months ended June 30, 2006 and 2005, respectively.

11.	Reclassifications and Changes to Prior Year Presentation

During 2006, certain changes were made to the Condensed Statement of Cash Flows for the six months ended June 30, 2005, to reflect the correct balances, primarily related to short-term loan with affiliate and derivatives. As a result of these adjustments, the Company has labeled the Condensed Statement of Cash Flows for the six months ended June 30, 2005, as restated. The following summarizes the adjustments:

	Previously
Six Months Ended June 30, 2005	Reported	Adjustment	Restated
Net cash provided by operating activities	$548.7	$1.1	$549.8
Net cash used in investing activities	(847.3)	(11.8)	(859.1)
Net cash provided by financing activities	240.6	10.7	251.3

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or “the Company,” as appropriate) for the three and six months ended June 30, 2006 and 2005 and financial condition as of June 30, 2006 and December 31, 2005. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2005 Annual Report on Form 10-K.

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
(16)

failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition.

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

On the positive side, despite the drop in the second quarter of 2006, the year-to-date equity market performance improved in comparison with the first half of 2005. This improvement has presented opportunities for life insurers, as fee revenue from variable products has a direct correlation with equity market performance. Also, variable product demand has grown with consumer demand for equity investments.

On the opposite side, the rising interest rates negatively impacted the fair value of the

Company's fixed maturity portfolio and resulted in realized capital losses. In addition, the tightening of the credit spreads in the market made it difficult to find attractive investments to match GIC liabilities. Furthermore, during the first two quarters of 2006, the market experienced a flat yield curve, with negligible extra yield on a 10-year bond versus a five-year bond. This flat yield curve hurt the competitiveness of fixed annuities as compared to other short-term instruments. However, the negative impacts of rising interest rates were partially offset by the reduction in interest rate indexed liabilities.

Results of Operations

The Company’s results of operations for the three and six months ended June 30, 2006, and changes therein, reflected higher realized capital losses due to increased interest rates. The decrease in income was partially offset by favorable product experience due to favorable year-to-date equity market performance and increased sales of annuity products.

	Three Months Ended June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$284.7	$276.4	$8.3	3.0%
Fee income	229.6	175.4	54.2	30.9%
Premiums	5.1	5.7	(0.6)	(10.5)%
Net realized capital (losses) gains	(17.2)	41.2	(58.4)	NM
Other income	-	0.1	(0.1)	NM
Total revenue	502.2	498.8	3.4	0.7%
Benefits and expenses:
Interest credited and other
benefits to contractowners	252.1	281.2	(29.1)	(10.3)%
Operating expenses	61.8	44.4	17.4	39.2%
Amortization of deferred policy
acquisition costs and value
of business acquired	120.5	74.2	46.3	62.4%
Interest expense	7.7	7.2	0.5	6.9%
Other expense	5.9	3.5	2.4	68.6%
Total benefits and expenses	448.0	410.5	37.5	9.1%
Income before income taxes	54.2	88.3	(34.1)	(38.6)%
Income tax expense	13.0	27.5	(14.5)	(52.7)%
Net income	$41.2	$60.8	$(19.6)	(32.2)%
Effective tax rate	24.0%	31.1%

NM - Not meaningful.

	Six Months Ended June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$560.5	$561.0	$(0.5)	(0.1)%
Fee income	448.6	343.5	105.1	30.6%
Premiums	10.4	11.2	(0.8)	(7.1)%
Net realized capital (losses) gains	(92.2)	46.1	(138.3)	NM
Other income	-	0.1	(0.1)	NM
Total revenue	927.3	961.9	(34.6)	(3.6)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	508.7	545.6	(36.9)	(6.8)%
Operating expenses	111.2	91.7	19.5	21.3%
Amortization of deferred policy
acquisition costs and value
of business acquired	168.8	178.7	(9.9)	(5.5)%
Interest expense	15.5	14.5	1.0	6.9%
Other expense	14.8	4.7	10.1	NM
Total benefits and expenses	819.0	835.2	(16.2)	(1.9)%
Income before income taxes	108.3	126.7	(18.4)	(14.5)%
Income tax expense	26.5	39.7	(13.2)	(33.2)%
Net income	$81.8	$87.0	$(5.2)	(6.0)%
Effective tax rate	24.5%	31.3%

NM - Not meaningful.

Revenues

Total revenue for the three months ended June 30, 2006, increased mainly due to higher Fee income and Net investment income, substantially offset by the increase in Net realized capital losses. Total revenue for the six months ended June 30, 2006, decreased mainly due to higher Net realized capital losses, partially offset by an increase in Fee income.

The increase in Net realized capital losses for the three and six months ended June 30, 2006, reflects higher losses on investments in fixed maturities and derivatives used to manage interest rate and equity risks associated with the Company’s annuity products. The losses on fixed maturities were primarily driven by rising interest rates in 2006.

The increase in year-to-date realized losses on derivatives of $37.2 during 2006 is primarily driven by changes in the fair value of the Company’s equity market indexed futures and options used to hedge risks associated with minimum guarantees on variable annuities and equity indexed annuities, respectively. The futures were in a short position, resulting in a decrease in value with the growth of equity markets during the first half of 2006. The higher losses on futures were partially offset by lower losses on options, which were in a long position. The net losses on both futures and options were largely offset by a related decrease in the amortization of DAC and VOBA and a reduction to the increase in reserves on minimum guarantees.

The increase in Fee income resulted from an increase in average variable AUM, driven primarily by favorable equity market performance and higher sales of variable annuity products during the first six months of 2006.

Benefits and Expenses

Total benefits and expenses for the three months ended June 30, 2006, increased mainly due to higher Amortization of DAC and VOBA, partially offset by the decrease in Interest credited and other benefits to contractowners. Total benefits and expenses for the six months ended June 30, 2006, decreased mainly due to lower Interest credited and other benefits to contractowners.

Interest credited and other benefits to contractowners decreased for the three months ended June 30, 2006 primarily due to the unfavorable equity market performance in the second quarter of 2006. The unfavorable equity market performance resulted in a decrease in reserves on equity indexed annuities, partially offset by an increase in the cost of guaranteed benefits on variable annuity products. In addition, there was a decrease in equity indexed annuities reserves due to the refinement of estimates related to hedging costs. The net decrease in reserves was partially offset by the increase in interest credited on GICs resulting from rising interest rates.

The overall decrease in Interest credited and other benefits to contractowners for the six months ended June 30, 2006 is mainly due to the transfer of $2.5 billion in account balances to an affiliate in the second quarter of 2005 in conjunction with the coinsurance agreement. In addition, there was a slight decrease in the cost of guaranteed benefits due to favorable equity market performance and interest rate changes in 2006, which was partially offset by higher claims in excess of account values. Furthermore, there was a decrease in equity indexed annuities reserves due to the refinement of estimates related to hedging costs. These decreases were partially offset by the increase in interest credited on GICs.

The Amortization of DAC and VOBA increased for the three months ended June 30, 2006 and decreased for the six months ended June 30, 2006. The three-month increase reflects a decrease in estimated future gross profits resulting from poor equity market performance and rising interest rates during the second quarter of 2006. The six-month decrease in amortization is primarily due to lower current year gross profits, arising from total net realized capital losses on fixed maturities and both futures and options. In addition, the increase in estimated future gross profits during the first quarter of 2006 resulted in deceleration of Amortization of DAC and VOBA.

Operating expenses were higher for the three and six months ended June 30, 2006 as a result of larger non-capitalized commissions and marketing expenses, driven by the increase in sales of annuity products.

Other expenses increased for the three and six months ended June 30, 2006 due to the amortization of deferred negative ceding commission related to the coinsurance agreement with Security Life, which became effective during the second quarter of 2005.

Income Taxes

The decrease in the effective tax rates for three and six months ended June 30, 2006, is primarily due to a decrease in Income before income taxes, as well as to an increase in the dividends received deduction.

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

Portfolio Composition

The following table presents the investment portfolio at June 30, 2006 and December 31, 2005.

	2006		2005
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$17,325.3	79.7%	$17,031.3	79.4%
Equity securities, available-for-sale	48.6	0.2%	29.7	0.1%
Mortgage loans on real estate	3,703.6	17.0%	3,766.8	17.6%
Real estate	2.2	0.0%	2.2	0.0%
Policy loans	163.0	0.8%	166.1	0.8%
Short-term investments	54.9	0.2%	55.9	0.2%
Other investments	456.0	2.1%	402.6	1.9%
Total investments	$21,753.6	100.0%	$21,454.6	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of June 30, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$336.1	$-	$7.9	$328.2
State, municipalities, and political
subdivisions	40.4	-	1.1	39.3

U.S. corporate securities:
Public utilities	1,502.3	13.9	50.6	1,465.6
Other corporate securities	5,384.3	22.4	166.0	5,240.7
Total U.S. corporate securities	6,886.6	36.3	216.6	6,706.3

Foreign securities(1):
Government	479.8	6.1	15.4	470.5
Other	2,798.0	15.5	103.9	2,709.6
Total foreign securities	3,277.8	21.6	119.3	3,180.1

Residential mortgage-backed securities	3,817.2	30.4	164.8	3,682.8
Commercial mortgage-backed securities	1,773.6	6.5	54.6	1,725.5
Other asset-backed securities	1,680.1	4.8	21.8	1,663.1

Total fixed maturities, including fixed
maturities pledged	17,811.8	99.6	586.1	17,325.3
Less: fixed maturities pledged	1,218.8	0.4	44.4	1,174.8

Total fixed maturities	$16,593.0	$99.2	$541.7	$16,150.5

(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2005.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$476.5	$1.1	$4.2	$473.4
State, municipalities, and political
subdivisions	20.1	-	0.7	19.4

U.S. corporate securities:
Public utilities	1,579.2	39.7	19.4	1,599.5
Other corporate securities	5,077.9	86.4	63.5	5,100.8
Total U.S. corporate securities	6,657.1	126.1	82.9	6,700.3

Foreign securities(1):
Government	464.7	13.8	4.1	474.4
Other	2,447.6	33.3	38.5	2,442.4
Total foreign securities	2,912.3	47.1	42.6	2,916.8

Residential mortgage-backed securities	3,938.1	35.6	70.7	3,903.0
Commercial mortgage-backed securities	1,309.8	17.0	19.5	1,307.3
Other asset-backed securities	1,723.8	6.8	19.5	1,711.1

Total fixed maturities, including fixed
maturities pledged	17,037.7	233.7	240.1	17,031.3
Less: fixed maturities pledged	952.1	1.0	14.2	938.9

Total fixed maturities	$16,085.6	$232.7	$225.9	$16,092.4

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at June 30, 2006 and December 31, 2005. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at June 30, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$6,696.0	38.6%	$6,556.9	38.5%
AA	1,150.7	6.6%	1,117.2	6.6%
A	3,634.8	21.0%	3,470.5	20.4%
BBB	5,261.9	30.4%	5,351.0	31.4%
BB	479.2	2.8%	459.6	2.7%
B and below	102.7	0.6%	76.1	0.4%
Total	$17,325.3	100.0%	$17,031.3	100.0%

96.6% and 96.9% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at June 30, 2006 and December 31, 2005, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at June 30, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate, states, and municipalities	$6,745.6	38.8%	$6,719.7	39.5%
Residential mortgage-backed	3,682.8	21.3%	3,903.0	22.9%
Foreign	3,180.1	18.4%	2,916.8	17.1%
Commercial mortgage-backed	1,725.5	10.0%	1,307.3	7.7%
Other asset-backed	1,663.1	9.6%	1,711.1	10.0%
U.S. Treasuries/Agencies	328.2	1.9%	473.4	2.8%
Total	$17,325.3	100.0%	$17,031.3	100.0%

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at June 30, 2006 and December 31, 2005.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $3,703.6 and $3,766.8 at June 30, 2006 and December 31, 2005, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to realized loss. At June 30, 2006 and December 31, 2005, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 20.1% and 19.5% of properties in California at June 30, 2006 and December 31, 2005, respectively.

Unrealized Capital Losses

Fixed maturities, including securities pledged to creditors, comprise 79.7% and 79.4% of the Company’s total investment portfolio at June 30, 2006 and December 31, 2005, respectively. Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at June 30, 2006 and December 31, 2005.

	2006				2005
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$148.4	25.3%	7.8	1.3%	$95.0	39.6%	$1.8	0.7%
More than six months
and less than twelve
months below
amortized cost	234.8	40.1%	3.7	0.6%	59.6	24.8%	2.7	1.1%
More than twelve months
below amortized cost	186.7	31.9%	4.7	0.8%	80.1	33.4%	0.9	0.4%
Total unrealized capital loss	$569.9	97.3%	$16.2	2.7%	$234.7	97.8%	$5.4	2.2%

Unrealized capital losses in fixed maturities at June 30, 2006 and December 31, 2005, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized loss positions at June 30, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2006	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$87.3	$146.9	$110.7	$344.9
Mortgage and other asset-backed
securities	68.9	91.6	80.7	241.2
Total unrealized capital loss	$156.2	$238.5	$191.4	$586.1
Fair value	$5,707.8	$4,583.1	$3,062.5	$13,353.4

2005
Interest rate or spread widening	$49.1	$32.6	$48.7	$130.4
Mortgage and other asset-backed
securities	47.7	29.7	32.3	109.7
Total unrealized capital loss	$96.8	$62.3	$81.0	$240.1
Fair value	$5,757.0	$2,266.6	$2,243.0	$10,266.6

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at June 30, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2006	Cost	Amortized Cost	Cost	Loss
U.S. Treasuries/Agencies	$1.4	$4.2	$2.3	$7.9
U.S. corporate, state, and
municipalities	54.9	96.4	66.4	217.7
Foreign	31.0	46.3	42.0	119.3
Residential mortgage-backed	46.2	55.5	63.1	164.8
Commercial mortgage-backed	16.4	26.1	12.1	54.6
Other asset-backed	6.3	10.0	5.5	21.8
Total	$156.2	$238.5	$191.4	$586.1

2005
U.S. Treasuries/Agencies	$2.6	$0.3	$1.3	$4.2
U.S. corporate, state, and
municipalities	30.6	22.4	30.6	83.6
Foreign	15.9	9.9	16.8	42.6
Residential mortgage-backed	32.0	23.8	14.9	70.7
Commercial mortgage-backed	10.0	3.4	6.1	19.5
Other asset-backed	5.7	2.5	11.3	19.5
Total	$96.8	$62.3	$81.0	$240.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 94.3% of the average book value as of June 30, 2006. In addition, this category includes 657 securities, which have an average quality rating of A+. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of June 30, 2006.

Overall, there has been an increase in unrealized capital losses from December 31, 2005 to June 30, 2006. This increase is largely caused by an increase in prevailing market interest rates, which tends to have a negative market value impact on fixed maturities.

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

The following tables identify the Company’s other-than-temporary impairments by type for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006			2005
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasury/Agencies	$-	*	1	$-	-
U.S. corporate	0.1		1	-	-
Residential mortgage-backed	4.1		37	3.2	35
Commercial mortgage-backed	-		-	1.2	1
Other asset-backed	-		-	1.4	1
Total	$4.2		39	$5.8	37

* Less than $0.1

	Six Months Ended June 30,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasury/Agencies	$0.1	1	$-	-
U.S. corporate	5.9	13	-	-
Foreign	1.3	3	-	-
Residential mortgage-backed	9.0	50	13.5	76
Commercial mortgage-backed	-	-	1.2	1
Other asset-backed	1.1	2	1.8	2
Limited partnerships	0.3	1	-	-
Total	$17.7	70	$16.5	79

The above schedules for the three and six months ended June 30, 2006, include $4.1 and $9.3, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $0.1 and $8.4 in write-downs for the three and six months ended June 30, 2006, respectively, relate to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The following tables summarize these write-downs by type for the three and six months ended June 30, 2006.

	Three Months Ended June 30, 2006
			No. of
	Impairment		Securities
U.S. Treasury/Agencies	$-	*	1
U.S. corporate	0.1		1
Total	$0.1		2

* Less than $0.1

	Six Months Ended June 30, 2006
		No. of
	Impairment	Securities
U.S. Treasury/Agencies	$0.1	1
U.S. corporate	5.9	13
Foreign	1.3	3
Other asset-backed	1.1	2
Total	$8.4	19

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006	2005
Fixed maturities, available-for-sale	$(16.1)	$59.9
Equity securities, available-for-sale	0.8	0.1
Derivatives	(1.9)	(18.8)
Net realized capital (losses) gains	$(17.2)	$41.2
After-tax net realized capital (losses) gains	$(11.2)	$26.8

	Six Months Ended June 30,
	2006	2005
Fixed maturities, available-for-sale	$(47.2)	$55.0
Equity securities, available-for-sale	0.8	0.2
Derivatives	(46.7)	(9.5)
Other	0.9	0.4
Net realized capital (losses) gains	$(92.2)	$46.1
After-tax net realized capital (losses) gains	$(59.9)	$30.0

The year-to-date losses on fixed maturities were driven by the rising interest rates during the first half of 2006. The increase in realized losses on derivatives for the six months ended June 30, 2006 is primarily driven by the changes in the fair value of equity market indexed futures and options used to hedge risks associated with minimum guarantees on variable annuities and equity indexed annuities, respectively. The futures owned by the Company are in a short position, which resulted in the decrease of value of these securities with the growth of equity markets during the first half of 2006. The higher losses on futures were partially offset by lower losses on the options, which are in a long position.

Income Taxes

As of June 30, 2006, the Company had a $109.1 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2005.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

•

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of the Company’s statutory admitted assets as of the prior December 31. The Company did not have any receivable or payable from/to ING AIH under the reciprocal loan agreement as of June 30, 2006. The Company had $45.0 receivable from ING AIH as of December 31, 2005.

•	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. At June 30, 2006 and December 31, 2005, the Company had no amounts outstanding under the revolving note facility.
•

A $75.0 uncommitted line-of-credit agreement with PNC Bank, effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of June 30, 2006 and December 31, 2005, the Company had no amounts outstanding under the line-of-credit agreement.

•

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of June 30, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At June 30, 2006 and December 31, 2005, the Company had $427.0 and $126.1, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. At June 30, 2006 and December 31, 2005, assets with a carrying value of approximately $592.6 and $159.4, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Condensed Balance Sheets.

Capital Contributions and Distributions

During the six months ended June 30, 2006 and 2005, the Company did not receive any capital contributions from its parent.

During the six months ended June 30, 2006, the Company paid $20.0 in a return of capital distribution to its parent. During the six months ended June 30, 2005, the Company did not pay any dividends on its common stock to its parent.

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

At June 30, 2006, the guaranteed value of these death benefits in excess of account values was estimated to be $2.7 billion before reinsurance, which was a $182.2 increase from the estimated $2.5 billion at December 31, 2005. The increase was primarily driven by higher in force contracts. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, the Company has instituted an equity hedging program in lieu of reinsurance. The equity hedging program is based on the Company entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets. At June 30, 2006, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.6 billion, of which $602.0 is projected to be covered by the Company’s equity hedging program. At December 31, 2005, the guaranteed value of minimum guaranteed death benefits in excess of account value, net of reinsurance was estimated to be $1.4 billion, of which $591.9 was projected to be covered by the Company’s equity hedging program. As of June 30, 2006, the Company recorded a liability of $135.7, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased $22.9 from $112.8 at December 31, 2005, mainly due to accumulation of fees used to fund the reserve during 2006. The increase in liability was partially offset by the payment of claims in excess of account values.

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

•

Guaranteed Minimum Accumulation Benefit - Guarantees that the account value will be at least 100% of the premiums paid by the contractowner after 10 years (GMAB10). In the past, the Company offered an alternative design that guaranteed the account value to be at least 200% of premiums paid by contractowners after 20 years (GMAB 20).

At June 30, 2006, the guaranteed value of these living benefits in excess of account values was $380.1, which is an increase of $91.7 from $288.4 at December 31, 2005. The increase was primarily driven by the higher in force contracts and partially offset by the payment of claims in excess of account values. All living benefits are covered by the Company’s equity hedging program. The Company does not seek hedge accounting treatment. As of June 30, 2006, the Company recorded a liability of $74.8 representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased $4.5 from $70.3 at December 31, 2005, mainly due to the accumulation of fees used to fund the reserve during 2006.

Financial Guarantees

The Company owns 3-year credit-linked note arrangements, whereby the Company agreed to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of June 30, 2006, the maximum potential future exposure to the Company under the guarantee was $44.5.

Recently Adopted Accounting Standards

(See the Recently Adopted and New Accounting Standards footnotes to the condensed financial statements.)

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Private pension reform legislation, which Congress passed in early August 2006 (Presidential signature now pending but expected to occur in August), contains a number of provisions which are likely to have a beneficial effect on annuity and defined contribution products. Certain recommendations made in late 2005 by the President’s Tax Advisory Panel on Federal Tax Reform could adversely affect the market for some life insurance and annuity products if enacted by Congress. However, there are no indications at the present time that Congress will enact fundamental tax reforms in 2006, or that it has a favorable view of the Tax Panel’s recommendations regarding tax preferred savings.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. Reference is made to the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2005 Annual Report on Form 10-K, filed March 30, 2006 (SEC File No. 001-32625); and the Company’s Form 8-K Current Report filed on June 29, 2006 (SEC File No. 001-32625).

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

Litigation may adversely affect profitability and financial condition

The Company is, and may be in the future, subject to legal actions in the ordinary course of insurance, investment management and other business operations. These legal actions may include proceedings relating to aspects of businesses and operations that are specific to the Company, and proceedings that are typical of the businesses in which the Company operates. Some of these proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble and/or punitive damages. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have an adverse effect on the Company’s reputation, results of operations or cash flows in particular quarterly or annual periods.

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

In some cases, this regulatory scrutiny has led to new proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, and litigation. At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it. However, the Company cannot guarantee that new laws, regulations and other regulatory action aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws and regulations, enforcement action, or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products, cause significant harm to the Company’s reputation, and adversely impact profitability.

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

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition

The Company is highly dependent on automated systems to record and process Company and customer transactions. The Company may experience a failure of its operating systems or a compromise of their security due to technical system flaws, clerical or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its customers. Operating system failures or disruptions or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations and adversely affect the Company’s business, results of operations or financial condition.

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

August 10, 2006 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)