Form 10-Q
period 2006-09-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2006-11-14
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to
Commission File Number: 333-153154, 333-133076, 333-133156, 333-133153, 333-133155, 333-133152
ING USA ANNUITY AND LIFE INSURANCE COMPANY (Exact name of registrant as specified in its charter)
Iowa (State or other jurisdiction of incorporation or organization) 1475 Dunwoody Drive West Chester, Pennsylvania (Address of principal executive offices)	41-0991508 (IRS Employer Identification No.) 19380-1478 (Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of November 10, 2006, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for period ended September 30, 2006

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Net investment income	$293.6	$268.8	$854.1	$829.8
Fee income	237.6	194.7	686.2	538.2
Premiums	5.0	5.2	15.4	16.4
Net realized capital (losses) gains	(0.6)	(8.0)	(92.8)	38.1
Other income	-	0.1	-	0.2
Total revenue	535.6	460.8	1,462.9	1,422.7
Benefits and expenses:
Interest credited and other benefits
to contractowners	325.1	265.6	833.8	811.2
Operating expenses	56.5	51.2	167.7	142.9
Amortization of deferred policy acquisition
costs and value of business acquired	65.0	62.8	233.8	241.5
Interest expense	7.3	7.6	22.8	22.1
Other expense	6.1	6.2	20.9	10.9
Total benefits and expenses	460.0	393.4	1,279.0	1,228.6
Income before income taxes	75.6	67.4	183.9	194.1
Income tax expense (benefit)	2.1	(12.9)	28.6	26.8
Net income	$73.5	$80.3	$155.3	$167.3

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $16,957.6 at 2006 and $16,085.6 at 2005)	$16,923.2	$16,092.4
Equity securities, available-for-sale, at fair value
(cost of $52.5 at 2006 and $28.6 at 2005)	53.4	29.7
Short-term investments	107.8	55.9
Mortgage loans on real estate	3,660.9	3,766.8
Policy loans	162.8	166.1
Other investments	500.3	404.8
Securities pledged (amortized cost of $1,176.7 at 2006 and $952.1 at 2005)	1,154.5	938.9
Total investments	22,562.9	21,454.6
Cash and cash equivalents	352.3	215.2
Short-term investments under securities loan agreement	361.9	140.2
Accrued investment income	201.5	175.0
Receivable for securities sold	143.7	32.1
Deposits and reinsurance recoverable from affiliates	4,763.3	4,068.1
Deferred policy acquisition costs	2,579.4	2,255.4
Value of business acquired	116.2	122.1
Sales inducements to contractowners	615.7	556.3
Short-term loan to affiliate	233.0	45.0
Due from affiliates	22.1	15.0
Current income taxes	2.0	-
Other assets	38.9	29.9
Assets held in separate accounts	34,842.8	30,262.8
Total assets	$66,835.7	$59,371.7

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$26,456.2	$24,225.3
Payable for securities purchased	180.7	0.8
Payables under securities loan agreement	361.9	140.2
Borrowed money	813.6	806.3
Notes to affiliates	435.0	435.0
Due to affiliates	50.4	39.7
Current income taxes	-	34.1
Deferred income taxes	242.7	135.7
Other liabilities	388.9	342.8
Liabilities related to separate accounts	34,842.8	30,262.8
Total liabilities	63,772.2	56,422.7

Shareholder's equity:
Common stock (250,000 shares authorized, issued,
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	4,126.2	4,143.1
Accumulated other comprehensive loss	(28.6)	(4.7)
Retained earnings (deficit)	(1,036.6)	(1,191.9)
Total shareholder's equity	3,063.5	2,949.0
Total liabilities and shareholder's equity	$66,835.7	$59,371.7

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
Other comprehensive loss,
net of tax:
Change in net unrealized
capital gain (loss) on
securities ($(142.9) pretax)	-	-	(90.9)	-	(90.9)
Total comprehensive income					76.4
Employee share-based payments	-	1.6	-	-	1.6
Balance at September 30, 2005	$2.5	$4,042.7	$21.8	$(1,214.5)	$2,852.5

Balance at December 31, 2005	$2.5	$4,143.1	$(4.7)	$(1,191.9)	$2,949.0
Comprehensive income:
Net income	-	-	-	155.3	155.3
Other comprehensive loss,
net of tax:
Change in net unrealized
capital gain (loss) on
securities ($(21.4) pretax), including
tax valuation allowance of $(10.0)	-	-	(23.9)	-	(23.9)
Total comprehensive income					131.4
Capital distribution paid	-	(20.0)	-	-	(20.0)
Employee share-based payments	-	3.1	-	-	3.1
Balance at September 30, 2006	$2.5	$4,126.2	$(28.6)	$(1,036.6)	$3,063.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2006	2005
		Restated

Net cash provided by operating activities	$875.1	$1,040.8

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	7,709.4	12,500.5
Equity securities, available-for-sale	2.3	16.2
Mortgage loans on real estate	420.1	599.6
Acquisition of:
Fixed maturities, available-for-sale	(8,814.2)	(13,831.0)
Equity securities, available-for-sale	(25.4)	(8.2)
Mortgage loans on real estate	(313.9)	(387.4)
Other investments	(202.9)	(166.1)
Other	3.3	(3.1)
Net cash used in investing activities	(1,221.3)	(1,279.5)

Cash Flows from Financing Activities:
Deposits received for investment contracts	4,660.2	4,050.7
Maturities and withdrawals from investment contracts	(3,263.0)	(3,951.0)
Block of deposits coinsured to affiliate	140.8	(176.0)
Reinsurance recoverable on investment contracts	(854.0)	460.0
Short-term loan to affiliate	(188.0)	(276.2)
Short-term borrowings, net	7.3	50.8
Capital distribution to parent	(20.0)	-
Net cash provided by financing activities	483.3	158.3
Net increase (decrease) in cash and cash equivalents	137.1	(80.4)
Cash and cash equivalents, beginning of period	215.2	209.0
Cash and cash equivalents, end of period	$352.3	$128.6

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

The condensed financial statements and notes as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States and are unaudited.

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

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (see the Reclassifications and Changes to Prior Year Presentation footnote).

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

FSP FAS No. 115-1 was effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. The Company recognized impairment losses of $4.3 and $12.7 for the three and nine months ended September 30, 2006, respectively, related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

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

Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued FASB Statement No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“FAS No. 158”). FAS No. 158 requires an employer to:

▪	recognize in the statement of financial position, an asset for a plan’s overfunded status or a liability for a plan’s underfunded status;
▪	measure a plan’s assets and obligations that determine its funded status as of the end of the fiscal year; and
▪	recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur, reporting such changes in comprehensive income.

Recognition and disclosure requirements are effective for the Company as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of FAS No. 158 to have a material effect on the Company’s financial position, results of operations, or cash flows.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 158 provides guidance for using fair value to measure assets and liabilities whenever other standards require (or permit) assets or liabilities to be measured at fair value. FAS No. 157 does not expand the use of fair value in any new circumstances.

Under FAS No. 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop such assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. FAS No. 157 also requires separate disclosure of fair value measurements by level within the hierarchy and expanded disclosure of the effect on earnings for items measured using unobservable data.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The provisions of FAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of adoption of FAS No. 157.

Considering the Effects of Prior Year Misstatements

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued SEC Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that a registrant should quantify the effect of an error on the financial statements using a dual approach. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods.

SAB 108 is effective for fiscal years ending after November 15, 2006. A change in the method of quantifying errors represents a change in accounting policy, which is generally accounted for on a retrospective basis. Accordingly, if the use of the dual approach results in a larger, material misstatement, the registrant must adjust its financial statements. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s financial position.

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

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“FAS No. 156”). FAS No. 156 requires the separate recognition of servicing assets and servicing liabilities each time an obligation to service a financial asset is undertaken by entering into a servicing contract and permits the fair value measurement of servicing assets and servicing liabilities. In addition, FAS No. 156 does the following:

▪	Clarifies when a servicer should separately recognize servicing assets and liabilities;
▪	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;
▪

Permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, provided that the available-for-sale securities are identified in some manner as offsetting the exposure to changes in fair value of servicing assets and servicing liabilities that are subsequently measured at fair value; and

▪	Requires additional disclosures for all separately recognized servicing assets and servicing liabilities.

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

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

▪	Clarifies which interest-only strips and principal-only strips are not subject to derivative accounting under FAS No. 133;
▪

Requires that interests in securitized financial assets be analyzed to identify interests that are freestanding derivatives or that are hybrid instruments that contain embedded derivatives requiring bifurcation;

▪	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

▪	Allows a qualifying special-purpose entity to hold derivative financial instruments that pertain to beneficial interests, other than another derivative financial instrument.

FAS No. 155 is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring after the beginning of the first fiscal year that commences after September 15, 2006. The provisions of FAS No. 155 are not expected to have an impact upon initial adoption; however, the standard could affect future income recognition for securitized financial assets because there may be more embedded derivatives identified with changes in fair value recognized in net income.

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

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages, that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”), as short-duration and long-duration life insurance contracts, and by FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”), as investment contracts.

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Additional implementation guidance for SOP 05-1 is currently being considered by the AICPA. The outcome of these discussions is uncertain at this time. As a result, the Company is not currently able to estimate the impact of adoption.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

4.	Investments

Other-Than-Temporary Impairments

The following tables identify the Company’s other-than-temporary impairments, included in Net realized capital gains (losses), by type for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006		2005
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. corporate	$3.4	22	$-		-
Foreign(1)	0.9	5	-		-
Residential mortgage-backed	1.2	16	0.6		8
Other asset-backed	-	-	-	*	1
Limited partnerships	0.2	1	0.6		1
Total	$5.7	44	$1.2		10

* Less than $0.1

	Nine Months Ended September 30,
	2006		2005
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries/Agencies	$0.1	1	$-		-
U.S. corporate	9.2	35	-		-
Foreign(1)	2.2	8	-		-
Residential mortgage-backed	10.2	57	14.1		78
Commercial mortgage-backed	-	-	1.2		1
Other asset-backed	1.2	2	1.9		3
Limited partnerships	0.5	2	0.6		1
Total	$23.4	105	$17.8		83

(1) Primarily U.S. dollar denominated.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The above schedules for the three and nine months ended September 30, 2006, include $1.4 and $10.7, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $4.3 and $12.7 in write-downs for the three and nine months ended September 30, 2006, respectively, relate to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of FSP FAS No. 115-1. The following tables summarize these write-downs by type for the three and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006
		No. of
	Impairment	Securities
U.S. corporate	$3.4	22
Foreign	0.9	5
Total	$4.3	27

	Nine Months Ended September 30, 2006
		No. of
	Impairment	Securities
U.S. Treasuries/Agencies	$0.1	1
U.S. corporate	9.2	35
Foreign	2.2	8
Other asset-backed	1.2	2
Total	$12.7	46

The remaining fair value of investments with other-than-temporary impairments at September 30, 2006 and 2005 was $478.9 and $150.8, respectively.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity for the nine months ended September 30, 2006 and 2005, within deferred policy acquisition costs (“DAC”), was as follows:

	2006	2005
Balance at January 1	$2,255.4	$1,704.1
Deferrals of commissions and expenses	522.4	461.9
Amortization:
Amortization	(329.6)	(305.0)
Interest accrued at 5% to 6%	102.0	79.5
Net amortization included in the Condensed
Statements of Operations	(227.6)	(225.5)
Change in unrealized capital (gains) losses on
available-for-sale securities	29.2	169.6
Balance at September 30	$2,579.4	$2,110.1

Activity for the nine months ended September 30, 2006 and 2005, within value of business acquired (“VOBA”), was as follows:

	2006	2005
Balance at January 1	$122.1	$112.2
Amortization:
Amortization	(10.5)	(20.9)
Interest accrued at 4% to 6%	4.3	4.9
Net amortization included in the Condensed
Statements of Operations	(6.2)	(16.0)
Change in unrealized capital (gains) losses on
available-for-sale securities	0.3	25.8
Balance at September 30	$116.2	$122.0

6.	Capital Contributions and Distributions

During the nine months ended September 30, 2006 and 2005, the Company did not receive any capital contributions from its parent.

During the nine months ended September 30, 2006, the Company paid $20.0 in a return of capital distribution to its parent. During the nine months ended September 30, 2005, the Company did not pay any dividends on its common stock to its parent.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

7.	Income Taxes

The Company's effective tax rates for the three months ended September 30, 2006 and 2005 were 2.8% and (19.1)%, respectively. The effective tax rates for the nine months ended September 30, 2006 and 2005 were 15.6% and 13.8%, respectively. The effective rates differ from the statutory rate due to the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Statutory Tax Rate	35.0%	35.0%	35.0%	35.0%
IRS audit settlement	0.0%	(36.1)%	0.0%	(12.6)%
Dividends received deduction	(32.2)%	(18.1)%	(19.6)%	(8.8)%
Other	0.0%	0.1%	0.2%	0.2%
Total effective tax rate	2.8%	(19.1)%	15.6%	13.8%

In 2005 the Internal Revenue Service ("IRS") completed its examination of the Company's returns for tax years 2000 and 2001. The provision as of September 30, 2005 reflected non-recurring favorable adjustments, resulting from a reduction in the tax liability that was no longer deemed necessary based on the results of the IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the Company's positions.

The IRS is currently examining the Company’s returns for tax years 2002 and 2003. Management is not aware of any adjustments as a result of this examination that would have a material impact on the Company’s financial statements.

A $10.0 valuation allowance was established as of September 30, 2006 related to unrealized capital losses on investments and is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2005.

8.	Financing Agreements

Line-of-Credit

The Company maintains a $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.) (“Svenska”), effective June 2, 2006. Borrowings are guaranteed by ING America Insurance Holdings, Inc. (“ING AIH”), with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. Interest on any of the Company’s borrowing accrues at an annual rate equal to the rate quoted by Svenska to the Company for the borrowing. Under this agreement, the

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Company incurred no interest expense for the three and nine months ended September 30, 2006. As of September 30, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

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

Under this agreement, the Company incurred interest expense of $0.1 and $1.3 for the three and nine months ended September 30, 2006, respectively, and $0.4 and $0.7 for the three and nine months ended September 30, 2005, respectively. The Company earned interest income of $2.3 and $3.3 for the three and nine months ended September 30, 2006, respectively, and $0.9 and $2.7 for the three and nine months ended September 30, 2005, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations. At September 30, 2006 and December 31, 2005, the Company had a receivable of $233.0 and $45.0, respectively, from ING AIH under the reciprocal loan agreement.

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

At September 30, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $639.9, $153.7 of which was with related parties. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $456.1, $77.2 of which was with related parties.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

During the three and nine months ended September 30, 2006, $5.6 and $27.6, respectively, was funded to related parties under these commitments.

Financial Guarantees

The Company owns 3-year credit-linked note arrangements, whereby the Company will reimburse the guaranteed parties upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2006, the maximum potential future exposure to the Company under the guarantees was $44.5.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

10.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of September 30, 2006 and 2005.

	2006	2005
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(56.6)	$112.0
Equity securities, available-for-sale	0.9	0.3
DAC/VOBA adjustment on available-for-sale securities	37.5	(63.1)
Sales inducements adjustment on available-for-sale securities	1.6	0.5
Other investments	(6.0)	(8.6)
Unrealized capital (losses) gains, before tax	(22.6)	41.1
Deferred income tax asset (liability)	7.9	(14.4)
Deferred tax asset valuation allowance	(10.0)	-
Net unrealized capital (losses) gains	(24.7)	26.7
Minimum pension liability, net of tax	(3.9)	(4.9)
Accumulated other comprehensive (loss) income	$(28.6)	$21.8

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the nine months ended September 30, 2006 and 2005.

	2006	2005
Net unrealized capital holding gains (losses) arising
during the period(1)	$(18.1)	$(35.7)
Less: reclassification adjustment for gains (losses) and
other items included in net income(2)	(4.2)	55.2
Net change in unrealized capital gains (losses) on securities	$(13.9)	$(90.9)

(1)	Pretax unrealized capital holding gains (losses) arising during the period were $(27.9) and $(56.2) for the nine months ended September 30, 2006 and 2005, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in net income were $(6.5) and $86.7 for the nine months ended September 30, 2006 and 2005, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

11.	Reclassifications and Changes to Prior Year Presentation

During 2006, certain changes were made to the Condensed Statement of Cash Flows for the nine months ended September 30, 2005, to reflect the correct balances, primarily related to a short-term loan with an affiliate and derivatives. As a result of these adjustments, the Company labeled the Condensed Statement of Cash Flows for the nine months ended September 30, 2005, as restated. The following summarizes the adjustments:

	Previously
Nine Months Ended September 30, 2005	Reported	Adjustment	Restated
Net cash provided by operating activities	$728.6	$312.2	$1,040.8
Net cash used in investing activities	(1,242.4)	(37.1)	(1,279.5)
Net cash provided by financing activities	433.4	(275.1)	158.3

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or “the Company,” as appropriate) for the three and nine months ended September 30, 2006 and 2005 and financial condition as of September 30, 2006 and December 31, 2005. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2005 Annual Report on Form 10-K.

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

The year-to-date equity market performance improved considerably in comparison with 2005. This improvement has presented opportunities for life insurers, as fee revenue from variable products has a direct correlation with equity market performance. Also, variable product demand has grown with consumer demand for equity investments.

At the end of the third quarter of 2006, interest rates decreased resulting in a substantial decrease in the unrealized losses incurred during the first six months of 2006. Although interest rates decreased at the end of the third quarter of 2006, interest rates have generally been rising during 2006 and have negatively impacted the fair value of the Company's fixed maturity portfolio and resulted in realized capital losses. In addition, the tightening of the credit spreads in the market made it difficult to find attractive investments to match GIC liabilities. Furthermore, during the first two quarters of 2006, the market experienced a flat yield curve, with negligible extra yield on a 10-year bond versus a five-year bond. However, in the third quarter of 2006, the market experienced an inverted yield curve, with longer term bonds having a lower yield than shorter term bonds. Both the flat and inverted yield curves hurt the competitiveness of fixed annuities as compared to other short-term instruments. The negative impacts of rising interest rates were, however, partially offset by the reduction in indexed liabilities.

Results of Operations

The Company’s results of operations for the three and nine months ended September 30, 2006, and changes therein, reflected favorable product experience due to favorable equity market performance and increased AUM due to the rise in sales of annuity products. For the nine months ended September 30, 2006, this favorable product experience was offset by higher realized capital losses due to increased interest rates and the change in fair value of derivatives and higher operating expenses.

	Three Months Ended September 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$293.6	$268.8	$24.8	9.2%
Fee income	237.6	194.7	42.9	22.0%
Premiums	5.0	5.2	(0.2)	(3.8)%
Net realized capital losses	(0.6)	(8.0)	7.4	92.5%
Other income	-	0.1	(0.1)	NM
Total revenue	535.6	460.8	74.8	16.2%
Benefits and expenses:
Interest credited and other
benefits to contractowners	325.1	265.6	59.5	22.4%
Operating expenses	56.5	51.2	5.3	10.4%
Amortization of deferred policy
acquisition costs and value
of business acquired	65.0	62.8	2.2	3.5%
Interest expense	7.3	7.6	(0.3)	(3.9)%
Other expense	6.1	6.2	(0.1)	(1.6)%
Total benefits and expenses	460.0	393.4	66.6	16.9%
Income before income taxes	75.6	67.4	8.2	12.2%
Income tax expense (benefit)	2.1	(12.9)	15.0	NM
Net income	$73.5	$80.3	$(6.8)	(8.5)%
Effective tax rate	2.8%	(19.1)%

NM - Not meaningful.

	Nine Months Ended September 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$854.1	$829.8	$24.3	2.9%
Fee income	686.2	538.2	148.0	27.5%
Premiums	15.4	16.4	(1.0)	(6.1)%
Net realized capital (losses) gains	(92.8)	38.1	(130.9)	NM
Other income	-	0.2	(0.2)	NM
Total revenue	1,462.9	1,422.7	40.2	2.8%
Benefits and expenses:
Interest credited and other
benefits to contractowners	833.8	811.2	22.6	2.8%
Operating expenses	167.7	142.9	24.8	17.4%
Amortization of deferred policy
acquisition costs and value
of business acquired	233.8	241.5	(7.7)	(3.2)%
Interest expense	22.8	22.1	0.7	3.2%
Other expense	20.9	10.9	10.0	91.7%
Total benefits and expenses	1,279.0	1,228.6	50.4	4.1%
Income before income taxes	183.9	194.1	(10.2)	(5.5)%
Income tax expense	28.6	26.8	1.8	6.7%
Net income	$155.3	$167.3	$(12.0)	(7.2)%
Effective tax rate	15.6%	13.8%

NM - Not meaningful.

Revenues

Total revenue for the three months and nine months ended September 30, 2006, increased mainly due to higher Fee income and Net investment income. The increase in revenue for the nine months ended September 30, 2006 was partially offset by higher net realized capital losses.

The increase in Fee income resulted from a larger block of business in force, driven by an increase in net investment returns and new sales exceeding withdrawals and surrenders. The increase in Net investment income is the result of an increase in assets supporting average fixed AUM, due to strong sales of fixed indexed annuities.

The increase in Net realized capital losses for the nine months ended September 30, 2006, reflects higher losses on investments in fixed maturities and derivatives. The losses on fixed maturities were primarily driven by the interest rate environment, which generally increased during 2006. The year-to-date losses on derivatives during 2006 is primarily driven by net changes in fair value of the Company’s equity market index futures and options used to hedge risks associated with minimum guarantees on variable annuities and fixed indexed annuities, respectively. The futures were in a short position, resulting in a decrease in value with the increase in equity markets during 2006. These losses were partially offset by gains on call options, which were in a long position. The net losses on both futures and options were partially offset by a related decrease in the amortization of DAC and VOBA and a reduction in the increase in reserves on minimum guarantees.

For the three months ended September 30, 2006, net realized capital losses decreased primarily due to third quarter favorable equity market performance, resulting in substantial gains in call options, partially offset by losses on the short futures position. The gains on the call options were partially offset by the increase in reserves on fixed indexed annuities.

Benefits and Expenses

Total benefits and expenses for the three and nine months ended September 30, 2006, increased mainly due to increases in Interest credited and other benefits to contractowners and for the nine months ended September 30, 2006, increased mainly due to an increase in Interest Credited and other benefits to contractowners and Operating expenses.

Interest credited and other benefits to contractowners increased for the three months ended September 30, 2006 due to the favorable equity market performance in the third quarter of 2006, which resulted in an increase in reserves on fixed indexed annuities. The increase was also driven by higher interest credited on GICs due to higher interest rates.

The overall increase in Interest credited and other benefits to contractowners for the nine months ended September 30, 2006, is mainly due to the increase in interest credited on GICs based on higher interest rates in 2006.

Operating expenses increased for the three and nine months ended September 30, 2006 as a result of larger non-capitalized asset-based commissions and marketing expenses.

The Amortization of DAC and VOBA increased for the three months ended September 30, 2006 and decreased for the nine months ended September 30, 2006. The three-month increase reflects an increase in actual gross profits, resulting from favorable equity market performance and decreasing market yields during the third quarter of 2006. The nine-month decrease in amortization is primarily due to higher expected gross profits, arising from revisions in prospective assumptions based on positive persistency experience and favorable equity market performance.

Other expenses increased for the nine months ended September 30, 2006 due to the amortization of deferred negative ceding commission related to the coinsurance agreement with Security Life of Denver Insurance Company (“Security Life”), which became effective during the second quarter of 2005.

Income Taxes

Income tax expense increased for the three and nine months ended September 30, 2006 primarily due to the Internal Revenue Service (“IRS”) audit settlement in the third quarter of 2005, which related to the Company's tax returns for the years 2000 and 2001. The provision as of September 30, 2005, reflected non-recurring favorable adjustments, due to a reduction in the tax liability that was no longer deemed necessary based on the results of the IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the Company's positions.

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

Portfolio Composition

The following table presents the investment portfolio at September 30, 2006 and December 31, 2005.

	2006		2005
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$18,077.7	80.2%	$17,031.3	79.4%
Equity securities, available-for-sale	53.4	0.2%	29.7	0.1%
Short-term investments	107.8	0.5%	55.9	0.2%
Mortgage loans on real estate	3,660.9	16.2%	3,766.8	17.6%
Policy loans	162.8	0.7%	166.1	0.8%
Real estate	2.2	0.0%	2.2	0.0%
Other investments	498.1	2.2%	402.6	1.9%
Total investments	$22,562.9	100.0%	$21,454.6	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of September 30, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$237.4	$0.6	$2.1	$235.9
State, municipalities, and political
subdivisions	40.0	0.8	0.4	40.4

U.S. corporate securities:
Public utilities	1,449.7	21.5	22.4	1,448.8
Other corporate securities	5,402.9	49.9	63.4	5,389.4
Total U.S. corporate securities	6,852.6	71.4	85.8	6,838.2

Foreign securities(1):
Government	499.0	11.7	5.2	505.5
Other	2,932.0	29.0	52.1	2,908.9
Total foreign securities	3,431.0	40.7	57.3	3,414.4

Residential mortgage-backed securities	3,940.8	43.1	63.0	3,920.9
Commercial mortgage-backed securities	1,864.9	17.9	19.4	1,863.4
Other asset-backed securities	1,767.6	6.5	9.6	1,764.5

Total fixed maturities, including fixed
maturities pledged	18,134.3	181.0	237.6	18,077.7
Less: fixed maturities pledged	1,176.7	2.0	24.2	1,154.5

Total fixed maturities	$16,957.6	$179.0	$213.4	$16,923.2

(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2005.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$476.5	$1.1	$4.2	$473.4
State, municipalities, and political
subdivisions	20.1	-	0.7	19.4

U.S. corporate securities:
Public utilities	1,579.2	39.7	19.4	1,599.5
Other corporate securities	5,077.9	86.4	63.5	5,100.8
Total U.S. corporate securities	6,657.1	126.1	82.9	6,700.3

Foreign securities(1):
Government	464.7	13.8	4.1	474.4
Other	2,447.6	33.3	38.5	2,442.4
Total foreign securities	2,912.3	47.1	42.6	2,916.8

Residential mortgage-backed securities	3,938.1	35.6	70.7	3,903.0
Commercial mortgage-backed securities	1,309.8	17.0	19.5	1,307.3
Other asset-backed securities	1,723.8	6.8	19.5	1,711.1

Total fixed maturities, including fixed
maturities pledged	17,037.7	233.7	240.1	17,031.3
Less: fixed maturities pledged	952.1	1.0	14.2	938.9

Total fixed maturities	$16,085.6	$232.7	$225.9	$16,092.4

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA and A+ at September 30, 2006 and December 31, 2005, respectively. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at September 30, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$7,057.6	39.1%	$6,556.9	38.5%
AA	1,193.4	6.6%	1,117.2	6.6%
A	3,742.4	20.7%	3,470.5	20.4%
BBB	5,517.4	30.5%	5,351.0	31.4%
BB	487.1	2.7%	459.6	2.7%
B and below	79.8	0.4%	76.1	0.4%
Total	$18,077.7	100.0%	$17,031.3	100.0%

96.9% of fixed maturities were invested in securities rated BBB and above (Investment Grade) both at September 30, 2006 and December 31, 2005, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at September 30, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries/Agencies	$235.9	1.3%	$473.4	2.8%
U.S. corporate, states, and municipalities	6,878.6	38.0%	6,719.7	39.5%
Foreign	3,414.4	18.9%	2,916.8	17.1%
Residential mortgage-backed	3,920.9	21.7%	3,903.0	22.9%
Commercial mortgage-backed	1,863.4	10.3%	1,307.3	7.7%
Other asset-backed	1,764.5	9.8%	1,711.1	10.0%
Total	$18,077.7	100.0%	$17,031.3	100.0%

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at September 30, 2006 and December 31, 2005.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $3,660.9 and $3,766.8 at September 30, 2006 and December 31, 2005, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to Net realized capital gains (losses). At September 30, 2006 and December 31, 2005, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 19.9% and 19.5% of properties in California at September 30, 2006 and December 31, 2005, respectively.

Unrealized Capital Losses

Fixed maturities, including securities pledged to creditors, comprise 80.2% and 79.4% of the Company’s total investment portfolio at September 30, 2006 and December 31, 2005, respectively. Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at September 30, 2006 and December 31, 2005.

	2006				2005
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$18.3	7.7%	1.2	0.5%	$95.0	39.6%	1.8	0.7%
More than six months
and less than twelve
months below
amortized cost	29.2	12.3%	1.2	0.5%	59.6	24.8%	2.7	1.1%
More than twelve months
below amortized cost	184.3	77.6%	3.4	1.4%	80.1	33.4%	0.9	0.4%
Total unrealized capital loss	$231.8	97.6%	$5.8	2.4%	$234.7	97.8%	$5.4	2.2%

Unrealized capital losses in fixed maturities at September 30, 2006 and December 31, 2005, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at September 30, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2006	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$5.8	$22.6	$117.2	$145.6
Mortgage and other asset-backed
securities	13.7	7.8	70.5	92.0
Total unrealized capital loss	$19.5	$30.4	$187.7	$237.6
Fair value	$1,266.0	$2,516.7	$6,447.0	$10,229.7

2005
Interest rate or spread widening	$49.1	$32.6	$48.7	$130.4
Mortgage and other asset-backed
securities	47.7	29.7	32.3	109.7
Total unrealized capital loss	$96.8	$62.3	$81.0	$240.1
Fair value	$5,757.0	$2,266.6	$2,243.0	$10,266.6

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2006	Cost	Amortized Cost	Cost	Loss
U.S. Treasuries/Agencies	$-	$0.2	$1.9	$2.1
U.S. corporate, state, and
municipalities	1.4	13.7	71.1	86.2
Foreign	4.4	8.7	44.2	57.3
Residential mortgage-backed	13.3	4.2	45.5	63.0
Commercial mortgage-backed	0.2	1.6	17.6	19.4
Other asset-backed	0.2	2.0	7.4	9.6
Total unrealized capital loss	$19.5	$30.4	$187.7	$237.6

2005
U.S. Treasuries/Agencies	$2.6	$0.3	$1.3	$4.2
U.S. corporate, state, and
municipalities	30.6	22.4	30.6	83.6
Foreign	15.9	9.9	16.8	42.6
Residential mortgage-backed	32.0	23.8	14.9	70.7
Commercial mortgage-backed	10.0	3.4	6.1	19.5
Other asset-backed	5.7	2.5	11.3	19.5
Total unrealized capital loss	$96.8	$62.3	$81.0	$240.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 97.2% of the average book value as of September 30, 2006. In addition, this category includes 1,144 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of September 30, 2006.

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

The following tables identify the Company’s other-than-temporary impairments by type for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006		2005
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. corporate	$3.4	22	$-		-
Foreign	0.9	5	-		-
Residential mortgage-backed	1.2	16	0.6		8
Other asset-backed	-	-	-	*	1
Limited partnerships	0.2	1	0.6		1
Total	$5.7	44	$1.2		10

* Less than $0.1

	Nine Months Ended September 30,
	2006		2005
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries/Agencies	$0.1	1	$-		-
U.S. corporate	9.2	35	-		-
Foreign(1)	2.2	8	-		-
Residential mortgage-backed	10.2	57	14.1		78
Commercial mortgage-backed	-	-	1.2		1
Other asset-backed	1.2	2	1.9		3
Limited partnerships	0.5	2	0.6		1
Total	$23.4	105	$17.8		83

(1) Primarily U.S. dollar denominated.

The above schedules for the three and nine months ended September 30, 2006, include $1.4 and $10.7, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $4.3 and $12.7 in write-downs for the three and nine months ended September 30, 2006, respectively, relate to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The following tables summarize these write-downs by type for the three and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006
		No. of
	Impairment	Securities
U.S. corporate	$3.4	22
Foreign	0.9	5
Total	$4.3	27

	Nine Months Ended September 30, 2006
		No. of
	Impairment	Securities
U.S. Treasuries/Agencies	$0.1	1
U.S. corporate	9.2	35
Foreign	2.2	8
Other asset-backed	1.2	2
Total	$12.7	46

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005
Fixed maturities, available-for-sale	$10.4	$18.7
Derivatives	(10.8)	(26.3)
Other	(0.2)	(0.4)
Net realized capital losses	$(0.6)	$(8.0)
After-tax net realized capital losses	$(0.4)	$(5.2)

	Nine Months Ended September 30,
	2006	2005
Fixed maturities, available-for-sale	$(32.5)	$71.5
Equity securities, available-for-sale	0.9	0.2
Derivatives	(61.9)	(33.5)
Other	0.7	(0.1)
Net realized capital (losses) gains	$(92.8)	$38.1
After-tax net realized capital (losses) gains	$(60.3)	$24.8

The increase in net realized capital losses for the nine months ended September 30, 2006, reflects higher losses on investments in fixed maturities and derivatives. The losses on fixed maturities were primarily driven by the interest rate environment, which generally increased during 2006. The year-to-date losses on derivatives during 2006 is primarily driven by net changes in fair value of the Company’s equity market index futures and options used to hedge risks associated with minimum guarantees on variable annuities and fixed indexed annuities, respectively. The futures were in a short position, resulting in a decrease in value with the increase in equity markets during 2006. These losses were partially offset by gains on call options, which were in a long position. The net losses on both futures and options were partially offset by a related decrease in the amortization of DAC and VOBA and a reduction in the increase in reserves on minimum guarantees.

For the three months ended September 30, 2006, net realized capital losses decreased primarily due to third quarter favorable equity market performance, resulting in substantial gains in call options, partially offset by losses on the short futures position. The gains on the call options were partially offset by the increase in reserves on fixed indexed annuities.

Income Taxes

As of September 30, 2006, the Company had a $10.0 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2005.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of the Company’s statutory admitted assets as of the prior December 31. At September 30, 2006 and December 31, 2005, the Company had a receivable of $233.0 and $45.0, respectively, from ING AIH.

▪

A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. At September 30, 2006 and December 31, 2005, the Company had no amounts outstanding under the revolving note facility.

▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank, effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of September 30, 2006 and December 31, 2005, the Company had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of September 30, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At September 30, 2006 and December 31, 2005, the Company had $477.3 and $126.1, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. At September 30, 2006 and December 31, 2005, assets with a carrying value of approximately $754.7 and $159.4, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Condensed Balance Sheets.

Capital Contributions and Distributions

During the nine months ended September 30, 2006 and 2005, the Company did not receive any capital contributions from its parent.

During the nine months ended September 30, 2006, the Company paid $20.0 in a return of capital distribution to its parent. During the nine months ended September 30, 2005, the Company did not pay any dividends on its common stock to its parent.

Minimum Guarantees

Variable annuity contracts containing guaranteed death and living benefits expose the Company to equity risk. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with guaranteed death and living benefits. A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to contractowners due to guaranteed and living benefits.

The Company sells variable annuity contracts that offer one or more of the following guaranteed death benefits and living benefits:

Guaranteed Minimum Death Benefits: The Company has offered the following guaranteed death benefits:

▪	Standard – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the premiums paid by the contractowner, adjusted for any contract withdrawals.
▪

Ratchet – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary (or quarterly) value of the variable annuity adjusted for contract withdrawals.

▪

Rollup (7% or 5.5% Solution) – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the aggregate premiums paid by the contractowner accruing interest at 7% or 5.5% per annum adjusted for contract withdrawals, subject to a maximum cap on the rolled up amount. (The Company has discontinued this option for new sales.)

▪	Combo (Max 7) – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup.

At September 30, 2006, the guaranteed value of these death benefits in excess of account values was estimated to be $2,537.3 before reinsurance, which was a $44.9 increase from the estimated $2,492.4 at December 31, 2005. The increase was primarily driven by a decrease in account values on account of poor equity market performance in the second quarter of 2006, partially offset by favorable equity market performance in the third quarter of 2006. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, the Company has instituted an equity hedging program in lieu of reinsurance. At September 30, 2006, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.5 billion, of which $509.1 is projected to be covered by the Company’s equity hedging program. At December 31, 2005, the guaranteed value of minimum guaranteed death benefits in excess of account value, net of reinsurance was estimated to be $1.4 billion, of which $591.9 was projected to be covered by the Company’s equity hedging program. As of September 30, 2006, the Company recorded a liability of $141.7, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased $28.9 from $112.8 at December 31, 2005, mainly due to accumulation of fees used to fund the reserve during 2006. The increase in liability was partially offset by the payment of claims in excess of account values.

Guaranteed Living Benefits: The Company offers the following guaranteed living benefits:

▪

Guaranteed Minimum Income Benefit - Guarantees a minimum income payout, exercisable each contract anniversary on or after the 10th rider anniversary. This type of living benefit is the predominant selection in the Company’s sales of variable annuities.

▪

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

▪

Guaranteed Minimum Accumulation Benefit - Guarantees that the account value will be at least 100% of the premiums paid by the contractowner after 10 years net of any contract withdrawals (GMAB10). In the past, the Company offered an alternative design that guaranteed the account value to be at least 200% of premiums paid by contractowners after 20 years (GMAB 20).

At September 30, 2006, the guaranteed value of these living benefits in excess of account values was $337.9, which is an increase of $49.5 from $288.4 at December 31, 2005. The increase was primarily driven by a decrease in account values on account of poor equity market performance in the second quarter of 2006, partially offset by favorable equity market performance in the third quarter of 2006. All living benefits are covered by the Company’s equity hedging program. The Company does not seek hedge accounting treatment. As of September 30, 2006, the Company recorded a liability of $83.4 representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased $13.1 from $70.3 at December 31, 2005, mainly due to the accumulation of fees used to fund the reserve during 2006.

Equity Hedging Program: In order to hedge equity risk associated with variable annuity guaranteed minimum death benefits and guaranteed living benefits, the Company enters into futures positions on various public market indexes chosen to replicate contractowner variable fund returns as closely as possible. The Company hedges economic risk using market consistent valuation techniques. One aspect of the hedging program is designed to offset changes related to equity experience in the liability, to pay excess claims not covered by the contractowner account value. The Company also administers another hedging program that mitigates both equity risk and equity volatility risk associated with guaranteed minimum withdrawal benefits issued in 2005. This hedge strategy involves purchasing put options in combination with entering futures positions.

Other risks posed by market conditions (such as interest rate risk and the majority of the Company’s equity volatility risk) and risks posed by contractowner experience (such as surrender and mortality experience deviations) are not addressed by the hedging program. In addition, certain funds where there is no replicating market index and where hedging is not appropriate are excluded from the program.

For those risks addressed by the hedging program, the Company is exposed to the risk that the market indexes will not adequately replicate actual contractowner variable fund growth. Any differences between actual results and the market indexes results in income volatility.

Financial Guarantees

The Company owns 3-year credit-linked note arrangements, whereby the Company agreed to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2006, the maximum potential future exposure to the Company under the guarantees was $44.5.

Recently Adopted Accounting Standards

(See the Recently Adopted and New Accounting Standards footnotes to the condensed financial statements.)

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. The Pension Protection Act of 2006, which was passed by Congress and signed by the President in August 2006, contains a number of provisions which are likely to have a beneficial effect on annuity and defined contribution products. Certain recommendations made in late 2005 by the President’s Tax Advisory Panel on Federal Tax Reform could adversely affect the market for some life insurance and annuity products if enacted by Congress. However, there are no indications at the present time that Congress will enact fundamental tax reforms in 2006, or that it has a favorable view of the Tax Panel’s recommendations regarding tax preferred savings.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. Reference is made to the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2005 Annual Report on Form 10-K, filed March 30, 2006 (SEC File No. 001-32625); the Company’s Form 8-K Current Report filed on June 29, 2006 (SEC File No. 001-32625); and the Company’s Form 8-K Current Report filed on October 11, 2006 (SEC File No. 001-32625).

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

▪

Sales of new contracts and profitability of in force annuity products that provide returns based on equities or equity indices may decrease, which results in a decrease in fees and profits earned on the accounts. The amount of fees the Company earns on variable annuity products is based on such account values.

▪

The Company’s exposure under certain guarantees related to the equity markets may increase due to equity markets decline. As a result, the Company may need to increase reserves through a charge to earnings while at the same time receiving lower fees from such products.

▪

The Company tries to minimize its exposure to these guarantees by using reinsurance and other risk management strategies, including a hedging program. If the Company is not successful in minimizing these risks, the Company’s future profitability may be negatively impacted.

▪	If the Company’s expectations of future performance and profits decrease, it may be required to accelerate the amortization of deferred policy acquisition costs, decreasing profits.

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

The Company’s investment portfolio is subject to several risks, including the following:

▪	An increase in defaults or delinquency in investment portfolios, including derivative contracts;
▪

Greater difficulty selling privately placed and certain asset-backed fixed maturity securities and commercial mortgage loans at attractive prices and in a timely manner, as both are less liquid than publicly traded fixed maturity securities;

▪

Borrower prepayment or redemption, prior to maturity, of mortgages that back mortgage-backed securities and bonds with embedded call options could force the Company to reinvest proceeds at lower interest rates;

▪	An increase in environmental liability exposure from the Company’s commercial mortgage loan portfolio; and
▪	Losses in the commercial mortgage loan portfolio as a result of economic downturns or natural disasters.

The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition

The Company is exposed to various risks arising from natural disasters, including hurricanes, floods, earthquakes, tornadoes, and pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), as well as man-made disasters, including acts of terrorism and military actions, which may adversely affect results of operations and financial condition, as follows:

▪	Losses in the Company’s investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform.
▪	Changes in the rate of lapses and surrenders of existing policies/contracts, as well as sales of new policies/contracts.
▪	Reduced collectibility of reinsurance.
▪

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

The Company’s profitability depends on the following:

▪	Adequacy of investment margins;
▪	Management of market and credit risks associated with investments;
▪	Ability to maintain premiums and contract charges at a level adequate to cover mortality and morbidity benefits and contract administration expenses;
▪	Adequacy of contract charges on variable contracts to cover the cost of product features;
▪	Persistency of policies to ensure recovery of acquisition expenses; and
▪	Management of operating costs and expenses within anticipated pricing allowances.

Changes in reserve estimates may reduce profitability

The Company establishes reserves based upon estimates of how much the Company will pay for future benefits and claims. The Company calculates reserves based on many assumptions and estimates including future investment yields, mortality, morbidity, policy terminations, and expenses. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain. The Company periodically reviews the adequacy of reserves. However, the Company cannot determine with precision the amounts that the Company will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. If actual experience differs significantly from assumptions or estimates, reserves may not be adequate. As a result, the Company would incur a charge to earnings in the quarter in which the reserves are increased.

A downgrade in the Company’s ratings may negatively affect profitability and financial condition

Ratings are an important factor in establishing the competitive position of insurance companies. A downgrade, or the potential for a downgrade, of any of the Company’s ratings may lead to lower fee income as follows:

▪	Increase in contract surrenders and withdrawals;
▪	Termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of products and services; and
▪	Reduction of new annuity contracts and guaranteed investment contracts and funding agreement sales.

The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

▪	Statutory capital;
▪	Risk of investment portfolio;
▪	Economic trends affecting the financial services industry;
▪	Changes in models and formulas used by rating organizations to assess the financial strength of a rated company;
▪	Enterprise risk management; and
▪	Other circumstances outside the rated company’s control.

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

Competition could negatively affect the ability to maintain or increase profitability

The insurance industry is intensely competitive. The Company competes based on factors including the following:

▪	Name recognition and reputation;
▪	Service;
▪	Investment performance;
▪	Product features;
▪	Price;
▪	Perceived financial strength; and
▪	Claims paying and credit ratings

The Company’s competitors include insurers, broker-dealers, financial advisors, asset managers, and other financial institutions, which may, for example, have greater market share, offer a broader range of products, or have higher claims-paying or credit ratings than the Company.

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. While the Company cannot predict the future level of consolidation, the Company expects consolidation to continue and perhaps accelerate in the future, increasing competitive pressure.

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

In some cases, this regulatory scrutiny has led to new proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, settlements, and litigation. At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it. However, the Company cannot guarantee that new laws, regulations and other regulatory action aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws and regulations, enforcement action, or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products, cause significant harm to the Company’s reputation, and adversely impact profitability.

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

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition

The Company is highly dependent on automated systems to record and process Company and customer transactions. The Company may experience a failure of its operating systems or a compromise of their security due to technical system flaws, clerical or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its customers. Operating system failures or disruptions or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations, and adversely affect the Company’s business, results of operations, or financial condition.

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

Amendment Number 2006-1, dated as of September 11, 2006, to the Services Agreement between ING USA Annuity and Life Insurance Company and ING North America Insurance Corporation.

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

November 10, 2006 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)