Form 10-K
period 2005-12-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2007-03-30
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number:     333-133154, 333-133076, 333-133156, 333-133153, 333-133155, 333-133152

ING USA ANNUITY AND LIFE INSURANCE COMPANY (Exact name of registrant as specified in its charter)
Iowa (State or other jurisdiction of incorporation or organization) 1475 Dunwoody Drive West Chester, Pennsylvania (Address of principal executive offices)	41-0991508 (IRS Employer Identification No.) 19380-1478 (Zip Code)
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

Large accelerated filer     ☐           Accelerated filer     ☐          Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of March 29, 2007, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Annual Report on Form 10-K

For the Year Ended December 31, 2006

TABLE OF CONTENTS
		PAGE
PART I

Item 1.	Business**	3
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties**	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders*	22

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data***	24
Item 7.	Management’s Narrative Analysis of the Results of Operations and
	Financial Condition**	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 8.	Financial Statements and Supplementary Data	70
Item 9.	Changes in and Disagreements With Accountants on Accounting and
	Financial Disclosure	130
Item 9A.	Controls and Procedures	130
Item 9B.	Other Information	130

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance*	131
Item 11.	Executive Compensation*	131
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters*	131
Item 13.	Certain Relationships, Related Transactions, and Director Independence*	131
Item 14.	Principal Accounting Fees and Services	132

PART IV

Item 15.	Exhibits, Financial Statement Schedules	134

	Index to Financial Statement Schedules	141
	Signatures	145

*          Item omitted pursuant to General Instruction I(2) of Form 10-K, except as to Part III, Item 10 with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

**        Item prepared in accordance with General Instruction I(2) of Form 10-K.

***       Although item may be omitted pursuant to General Instruction I(2) of Form 10-K, the Company has provided certain disclosure under this item.

PART I

Item 1.	Business

(Dollar amounts in millions, unless otherwise stated)

Organization of Business

ING USA Annuity and Life Insurance Company (“ING USA” or the “Company,” as appropriate) is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. ING USA is authorized to conduct its insurance business in all states, except New York, and in the District of Columbia.

ING USA is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

Description of Business

ING’s U.S.-based operations offer a broad range of life insurance, annuity, mutual fund, employee benefit, defined contribution, guaranteed investment, and funding agreement, contracts. For the year ended December 31, 2006, ING’s U.S.-based operations were ranked eleventh in sales of variable annuities according to data published by Morningstar, Inc. and sixth in sales of fixed annuities according to data published by LIMRA International Inc. (“LIMRA”), excluding structured settlements. The Company serves as one of the primary vehicles through which ING’s U.S.-based operations write variable and fixed annuity business. According to LIMRA’s fourth quarter 2006 sales report on Stable Value and Funding Agreement products, ING’s U.S.-based operations were ranked fourth in market share for funding agreement contracts, and ninth for traditional general account guaranteed investment contracts, in terms of total assets.

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

The Company also offers guaranteed investment contracts and funding agreements (collectively referred to as “GICs”), sold primarily to institutional investors and corporate benefit plans. These products are marketed by home office personnel or through specialty insurance brokers.

See “Reserves” for a discussion of the Company’s reserves by product type.

The Company has one operating segment, which offers the products described below.

Products and Services

Products offered by the Company include immediate and deferred variable and fixed annuities, designed to address customer needs for tax-advantaged savings, retirement needs, and wealth-protection concerns, and GICs.

Variable Annuities: The variable annuities offered by the Company are savings vehicles in which contractowner deposits are recorded and primarily maintained in separate accounts established by the Company and registered with the Securities and Exchange Commission (“SEC”) as a unit investment trust. Unlike fixed annuities, variable annuity contractowners bear the risk of investment gains and losses associated with the selected investment allocation. The Company, however, offers certain guaranteed death and living benefits (described below) under which it bears specific risks associated with these products.

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners. In general, investment income and investment gains and losses accrue directly to the separate accounts. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contractowner or participant under a contract, in shares of mutual funds managed by the Company or its affiliates or in other selected mutual funds not managed by the Company or its affiliates. Variable annuity deposits are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option into which the contractowner may allocate deposits. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contractowner, including the value allocated to any fixed account, less fees and expenses. The Company offers investment options for its variable annuities covering a wide range of investment styles, including large, mid, and small cap equity funds, as well as fixed income alternatives. Many of the variable annuity contracts issued by the Company are combination contracts, offering both variable and fixed options under which some or all of the deposits may be allocated by the contractowner to a fixed account.

The Company’s major source of income from variable annuities is the base contract mortality, expense, and guaranteed death and living benefit rider fees charged to the contractowner, less the costs of administering the product and providing for the guaranteed death and living benefits.

The Company’s variable annuities offer one or more of the following guaranteed death and living benefits:

Guaranteed Minimum Death Benefits (“GMDBs”):

•	Standard - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the premiums paid by the contractowner, adjusted for any contract withdrawals.
•

Ratchet - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary (or quarterly) value of the variable annuity, adjusted for contract withdrawals.

•

Rollup (7.0% or 5.5% Solution) - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the aggregate premiums paid by the contractowner accruing interest at 7.0% or 5.5% per annum, adjusted for contract withdrawals, subject to a maximum cap on the rolled up amount. (The Company has discontinued this option for new sales.)

•	Combo (Max 7) - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup.

For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, the Company instituted an equity hedging program in lieu of reinsurance. The equity hedging program is based on the Company entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets.

At December 31, 2006 and 2005, the guaranteed value of these death benefits in excess of account values was estimated to be $2.2 billion and $2.5 billion, respectively, before reinsurance. The decrease was primarily driven by an increase in account values due to favorable equity performance in 2006.

At December 31, 2006, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.3 billion, of which $381.7 was projected to be covered by the Company’s equity hedging program. At December 31, 2005, the guaranteed value of minimum guaranteed death benefits in excess of account value, net of reinsurance, was estimated to be $1.4 billion, of which $591.9 was projected to be covered by the Company’s equity hedging program. As of December 31, 2006 and 2005, the Company recorded a liability of $139.7 and $112.8, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve during 2006. The increase in liability was partially offset by the payment of claims in excess of account values and the release of reserves associated with favorable equity performance.

Guaranteed Living Benefits:

•

Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after the 10th rider anniversary. This type of living benefit is the predominant selection in the Company’s sales of variable annuities.

•

Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. The benefit has some reset and step-up features that may increase the guaranteed withdrawal amount in certain conditions. In addition, in 2005 the Company introduced a life-time withdrawal benefit option.

•

Guaranteed Minimum Accumulation Benefit (“GMAB”) - Guarantees that the account value will be at least 100% of the premiums paid by the contractowner after 10 years, net of any contract withdrawals (GMAB10). In the past, the Company offered an alternative design that guaranteed the account value to be at least 200% of premiums paid by contractowners after 20 years (GMAB 20).

All living benefits are covered by the Company’s equity hedging program. The Company does not seek hedge accounting treatment.

At December 31, 2006 and 2005, the guaranteed value of these living benefits in excess of account values was $227.9 and $288.4, respectively. The decrease was primarily driven by an increase in account values due to favorable equity market performance in 2006. As of December 31, 2006 and 2005, the Company recorded a liability of $76.1 and $70.3, respectively, representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased mainly due to accumulation of fees used to fund the reserve during 2006, mitigated by favorable equity market performance.

Equity Hedging Program: In order to hedge equity risk associated with GMDBs and guaranteed living benefits, the Company enters into futures positions on various public market indices chosen to closely replicate contractowner variable fund returns. The Company hedges economic risk using market consistent valuation techniques. One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. The Company also administers a hedging program that mitigates both equity risk and equity volatility risk associated with GMWBs issued in 2005. This hedge strategy involves purchasing put options in combination with entering into futures positions.

Other risks posed by market conditions, such as interest rate risk and the majority of the Company’s equity volatility risk, and risks posed by contractowner experience, such as surrender and mortality experience deviations, are not addressed by the hedging program. In addition, certain funds where there is no replicating market index and where hedging is not appropriate are excluded from the program.

For those risks addressed by the hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contractowner variable fund growth. Any differences between actual results and the market indices results in income volatility.

Fixed Annuities: The fixed annuities offered by the Company are general account products and include single premium immediate, multi-year guaranteed, annual reset, and fixed indexed (“FIA”) annuities. Under these contracts, the principal amount is guaranteed, and for a specified time period, the Company credits interest to the contractowner accounts at a fixed interest rate, or, for an FIA, the greater of a fixed interest rate or a return based upon performance of Standard & Poor’s (“S&P”) 500 index and participation rates set by the Company. For accounting purposes, the equity return component of the FIA is considered an embedded derivative. See further discussion under “Reserves” below. The Company bears the investment risk because, while the Company credits contractowner accounts with a stated interest rate, the Company cannot be certain the investment income earned on the general account assets will exceed that rate.

S&P 500 call options are purchased and written to hedge equity risk associated with the FIA contracts. The FIA hedging program is limited to currently accruing liabilities resulting from participation rates, that have already been set, and measured using capital market valuation techniques. Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

The Company’s major source of income from fixed annuities is the spread between the investment income earned on the underlying general account assets and the interest rate credited to contractowner accounts.

Guaranteed Investments Contracts and Funding Agreements: The Company is also a provider of GICs issued to the stable value market and other institutional customers. The Company may issue GICs to one or more special purpose vehicles, including the ING USA Global Funding Trusts, which concurrently sell notes to institutional or retail investors in order to fund the purchase of GICs. The Company profits from the sale of GICs by earning income in excess of the amount credited to the customer accounts, less the cost of administering the product. The Company bears the investment risk because, while the Company credits customer accounts with an interest rate based on a predetermined index, plus a spread or a fixed rate, the Company cannot be certain the investment income earned on the general account investments, less expenses will exceed that rate.

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

The principal distribution channels of the Company’s variable and fixed annuities include national wirehouses, regional securities firms, independent NASD firms with licensed registered representatives, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and the ING broker-dealer network. GICs are distributed primarily through direct sales by home office personnel or through specialty insurance brokers.

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

The Company also utilizes sales inducements as part of its distribution strategy for annuities. Sales inducements represent benefits paid to contractowners for a specified period, that are incremental to the amounts the Company credits on similar contracts and are higher than the contract’s expected ongoing crediting rates for periods after the inducement.

Effective January 2006, the Company discontinued its SmartDesign annuity products wholesaling team and redeployed resources into other channels, specifically the bank wholesaling and independent planner channels. The only distributor that produced 5.0% or more of 2006 annuity sales was the ING Advisors Network (a group of broker-dealers affiliated with the Company), which produced approximately 14.0% of annuity sales.

The Company is not dependent upon any single customer and no single customer accounted for 10.0% or more of revenue in 2006.

Assets Under Management

A substantial portion of the Company’s fees, or other charges and margins, are based on general and separate account assets under management (“AUM”). General account AUM represents assets in which the Company bears the investment risk, while separate account AUM represents assets in which the contractowners bear the investment risk. AUM is principally affected by net deposits (i.e., annuity premiums and GIC deposits, less surrenders), investment performance (i.e., interest credited to contractowner accounts for fixed options or market performance for variable options), and contractowner retention. The general and separate account AUM was as follows at December 31, 2006 and 2005.

	December 31,
	2006	2005
Variable annuities	$38,801.6	$31,220.2
Fixed annuities	17,084.1	15,632.1
GICs	2,353.9	2,074.0
Other insurance products	1,316.0	1,346.2
Total	$59,555.6	$50,272.5

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

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Reserve interest rates varied by product up to 7.8% for 2006 and up to 8.0% for 2005 and 2004.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2006, 2005, and 2004, reserve interest discount rates varied up to 8.0%.

Reserves for FIAs are computed in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards (“FAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”) and FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Accordingly, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in the Statement of Operations.

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses, less the present value of future net premiums.

Under Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts” (“SOP 03-1”), the Company calculates additional liabilities (“SOP 03-1 reserves”) for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The SOP 03-1 reserve for such products recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

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

The SOP 03-1 reserve for GMWBs with life contingent payouts and GMIBs is determined each period by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if the actual experience or other evidence suggests that earlier assumptions should be revised.

GMABs and GMWBs without life contingent payouts are considered to be derivatives under FAS No. 133. The additional reserves for these guarantees are recognized at fair value through the Statements of Operations.

Reserves for GICs are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

As of December 31, 2006 and 2005, the Company’s life and annuity insurance reserves (general and separate account) and deposit-type funds were comprised of each type of the following products:

	2006		2005
	Reserves	% of Total	Reserves	% of Total
Variable annuity	$43,353.9	67.1%	$31,459.8	57.7%
Fixed annuity	15,287.5	23.7%	18,241.3	33.5%
GICs	4,603.8	7.1%	3,362.2	6.2%
Other insurance products	1,379.5	2.1%	1,424.8	2.6%
Total	$64,624.7	100.0%	$54,488.1	100.0%

Reinsurance Arrangements

The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses from its annuity and life insurance businesses. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the Company’s primary liability as the direct insurer of the risks. Reinsurance treaties are structured as yearly renewable term, coinsurance, or modified coinsurance. All treaties for variable annuity and life products are closed for new business, including variable annuity guarantees, and the life business in force under those treaties is in run-off. Thus, the Company is currently not selecting new reinsurers. If in a position to select a reinsurer, the Company would primarily base its selection on the financial strength of the reinsurer.

The Company currently has a significant concentration of ceded reinsurance with its affiliate, Security Life of Denver Insurance Company (“Security Life”). The Company has $2.2 billion of reinsurance related to GICs, $2.3 billion of reinsurance related to fixed annuities, and $16.0 of reinsurance related to universal life policies with Security Life, and has a minimal level of other reinsurance.

One of the main risks reinsured by the Company is the GMDBs on its variable annuity policies issued prior to January 1, 2000. For contracts issued after December 31, 1999, the Company hedges its exposure due to these products. Other reinsurance contracts coinsure life, accident and health, and annuity businesses. The Company continually monitors and evaluates the financial strength and credit ratings of its reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company’s Balance Sheets.

Investment Overview and Strategy

The Company’s investment strategy focuses on diversification by asset class. The Company seeks to achieve economic diversification, while reducing overall credit risk and liquidity risks. In addition, the Company seeks to mitigate the impact of cash flow variability from embedded options within certain investment products, such as prepayment options and interest rate options embedded in collateralized mortgage obligations and call options embedded in corporate bonds. The investment management function is centralized under ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for groups of products with similar liability characteristics within the Company.

The Company’s general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio weighted average asset quality rating of A, based on S&P ratings classifications. The weighted average excludes mortgage loans, but includes mortgage-backed securities, which are reported with bonds.

The Company uses derivatives for hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. In addition, the Company uses credit default swaps to reduce the credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure on certain assets that the Company does not own. These credit default swaps are similar in credit risk to bonds of the named issuer, and allow the Company to gain access to a broader, more diversified pool of credit risks. See “Liquidity and Capital Resources – Derivatives” for further discussion of the Company’s use of derivatives.

Ratings

On August 23, 2005, S&P reaffirmed its AA (Very Strong) counterparty credit and financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company. S&P also, on that date, affirmed the stable outlook on the core insurance operating companies. On February 9, 2005, S&P assigned its A-1+

short-term counterparty credit rating to the Company. S&P noted that the ratings are based on the Company’s status as a core member of ING U.S. There has been no change in S&P’s rating of ING U.S., including the Company, since that date.

On May 6, 2005, Moody’s Investor’s Service, Inc. (“Moody’s”) affirmed the financial strength rating of ING U.S., including the Company, of Aa3 (Excellent) with a stable outlook. The rating is based on the strong implicit support and financial strength of the parent company, ING.

On February 24, 2006, A.M. Best Company, Inc. (“A.M. Best”) reaffirmed the financial strength rating of A+ (Superior) of ING U.S., including the Company, while revising its outlook from negative to stable. A.M. Best also affirmed and assigned issuer credit ratings of aa- to the same entities. Concurrently, A.M. Best affirmed the debt ratings of aa- on the two funding agreement backed securities programs sponsored by ING USA and the notes issued thereunder.

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

ING USA is subject to the insurance laws of the state in which it is organized and of the other jurisdictions in which it transacts business. The primary regulator of the Company’s insurance operations is the Division of Insurance for the State of Iowa. Among other matters, these agencies may regulate trade practices, agent licensing, policy forms, underwriting and claims practices, minimum interest rate to be credited to fixed annuity contractowner accounts, and the maximum interest rates that can be charged on policy loans.

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

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Association and the amount of premiums written in each state. The Company has estimated this liability to be $12.7 and $15.0 as of December 31, 2006 and 2005, respectively. The Company has also recorded an asset of $5.3 and $5.6 as of December 31, 2006 and 2005, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to the Company’s businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

The Company had 1,318 employees as of December 31, 2006, primarily focused on managing new business processing, product distribution, marketing, customer service, and product management for the Company and certain of its affiliates, as well as providing product development, actuarial, and finance services to the Company and certain of its affiliates. The Company also utilizes services provided by ING North America Insurance Corporation and other affiliates. These services include underwriting, risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, actuarial, and finance related services. The affiliated companies are reimbursed for the Company’s use of various services and facilities under a variety of intercompany agreements.

Item 1A.	Risk Factors

In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those which are described below.

Equity market volatility could negatively impact profitability and financial condition

The decline of the United States and international equity markets over an extended period of time may reduce the profitability and negatively affect the financial condition of the Company due to the following:

▪

Sales of new contracts and profitability of in force variable annuity products that provide returns based on equities or equity indices may decrease, which results in a decrease in fees and profits earned on the accounts. The amount of fees the Company earns on variable annuity products is based on such account values.

▪

The Company’s exposure under certain guarantees related to the equity markets may increase due to equity markets decline. As a result, the Company may need to increase reserves through a charge to earnings while at the same time receiving lower fees from such products.

▪

The Company tries to minimize its exposure to guaranteed benefits by using reinsurance and other risk management strategies, including a hedging program. For guaranteed minimum death benefits, the Company uses a combination of reinsurance and a hedging program to mitigate the risk; for guaranteed living benefits (GMIBs, GMWBs, GMABs) the Company uses a hedging program. If the Company is not successful in minimizing these risks, the Company’s future profitability may be negatively impacted. The factors that could cause the Company to be unsuccessful in minimizing these risks would include, though not be limited to, the risk that reinsurers or derivative counterparties would be unable or unwilling to meet their contractual obligations; the risk that our other risk management strategies would not be effective; and the risk that unfavorable market changes would produce losses beyond what is covered by our risk management strategies.

▪	If the Company’s expectations of future performance and profits decrease, it may be required to accelerate the amortization of deferred policy acquisition costs, decreasing profits.

Changes in interest rates could have a negative impact on profitability and financial condition

Changes in interest rates may negatively affect the Company’s attempts to maintain profitable margins between the amounts earned on its general account investments and the amounts paid under its annuity and insurance contracts.

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

Changes in reserve estimates may reduce profitability

The Company establishes reserves based upon estimates of how much the Company will pay for future benefits and claims. The Company calculates reserves based on many assumptions and estimates including future investment yields, mortality, morbidity, policy terminations, and expenses. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain. The Company periodically reviews the adequacy of reserves. The Company cannot, however, determine with precision the amounts that the Company will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. If actual experience differs significantly from assumptions or estimates, reserves may not be adequate. As a result, the Company would incur a charge to earnings in the quarter in which the reserves are increased.

A downgrade in the Company’s ratings may negatively affect profitability and financial condition

Ratings are an important factor in establishing the competitive position of insurance companies. A downgrade, or the potential for a downgrade, of any of the Company’s ratings may lead to lower margins and fee income as follows:

▪	Increase in contract surrenders and withdrawals;
▪	Termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of products and services; and
▪	Reduction of new annuity contract and guaranteed investment contract and funding agreement sales.

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

Competition could negatively affect the ability to maintain or increase profitability

The insurance industry is intensely competitive. The Company competes based on factors including the following:

▪	Name recognition and reputation;
▪	Service;
▪	Investment performance;
▪	Product features;
▪	Price;
▪	Perceived financial strength; and
▪	Claims paying and credit ratings.

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

Litigation may adversely affect profitability and financial condition

The Company is, and may be in the future, subject to legal actions in the ordinary course of insurance, investment management, and other business operations. These legal actions may include proceedings relating to aspects of businesses and operations that are specific to the Company, and proceedings that are typical of the businesses in which the Company operates. Some of these proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble, and/or punitive damages. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have an adverse effect on the Company’s reputation, results of operations, or cash flows, in particular quarterly or annual periods.

Changes in regulation in the United States and recent regulatory investigations may reduce profitability

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States. The primary purpose of state regulation is to protect contractowners, and not necessarily to protect creditors and investors. State insurance regulators, state attorneys general, the National Association of Insurance Commissioners, the Securities and Exchange Commission, and the National Association of Securities Dealers, Inc. continually reexamine existing laws and regulations and may impose changes in the future. Changes in legislation and administrative policies, or new interpretations of existing laws, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase costs, or reduce new product sales, thus reducing the Company’s profitability.

Since 2002, the insurance industry has become the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. These initiatives currently focus on areas such as:

▪	Inappropriate trading of fund shares;
▪	Revenue sharing and directed brokerage;
▪	Sales and marketing practices;
▪	Suitability;
▪	Arrangements with service providers;
▪	Pricing;
▪	Compensation and sales incentives;
▪	Potential conflicts of interest;
▪	Potential anti-competitive activity;
▪	Reinsurance;
▪	Specific product types, including group annuities and indexed annuities; and
▪	Adequacy of disclosure.

It is likely that the scope of these industry investigations will become broader before they conclude.

In some cases, this regulatory scrutiny has led to new proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, and litigation. At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it. The Company cannot, however, guarantee that new laws, regulations, and other regulatory action aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws and regulations, enforcement actions, or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products, cause significant harm to the Company’s reputation, and adversely impact profitability.

Company products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability

Company insurance and annuity products are subject to a complex and extensive array of state and federal tax, securities and insurance laws, and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, the Securities and Exchange Commission, the National Association of Securities Dealers, and the Internal Revenue Service.

For example, U.S. federal income tax law imposes requirements relating to insurance and annuity product design, administration, and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code. Additionally, state and federal securities and insurance laws impose requirements relating to insurance and annuity product design, offering and distribution, and administration. Failure to meet any of these complex requirements could subject the Company to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to the Company's reputation, interruption of the Company's operations, or adversely impact profitability.

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition

The Company is highly dependent on automated systems to record and process Company and contractowner transactions. The Company may experience a failure of its operating systems or a compromise of security due to technical system flaws, clerical or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control

(for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its contractowners. Operating system failures or disruptions or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations, and adversely affect the Company’s business, results of operations, or financial condition.

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

The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses

The Company has developed risk management policies and procedures and expects to continue to do so in the future. Nonetheless, the Company's policies and procedures to identify, monitor and manage risks may not be fully effective. Many of the Company's methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

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

(Dollar amounts in millions, unless otherwise stated)

There is no public trading market for the Company’s common stock. All of the Company’s outstanding common stock is owned by its parent, Lion Connecticut Holdings Inc. (“Lion” or “Parent”), a Connecticut holding and management company. All of the outstanding common stock of Lion is owned by ING America Insurance Holdings, Inc., whose ultimate parent is ING Groep N.V.

The Company’s ability to pay dividends to its parent is subject to the prior approval of the Iowa Division of Insurance for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of the Company’s statutory surplus at the prior year end or (2) the Company’s prior year statutory net gain from operations.

During 2006, the Company paid $170.0 in a return of capital distribution to Lion. During 2005 and 2004, the Company did not pay any dividends or return of capital distributions on its common stock to Lion.

During 2006, the Company did not receive any capital contributions from Lion. During 2005 and 2004, the Company received capital contributions of $100.0 and $230.0, respectively, from Lion to support sales activities.

Item 6.	Selected Financial Data

(Dollar amounts in millions, unless otherwise stated)

ING USA ANNUITY AND LIFE INSURANCE COMPANY
3-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2006	2005	2004
OPERATING RESULTS
Net investment income	$1,156.4	$1,102.2	$1,121.5
Fee income	939.2	745.6	569.2
Premiums	20.5	21.8	21.8
Net realized capital losses	(90.4)	(2.9)	(49.5)
Total revenue	2,025.7	1,867.4	1,663.3
Interest credited and other benefits to
contractowners	1,169.7	1,085.8	1,133.0
Amortization of deferred policy acquisition
costs and value of business acquired	293.0	318.9	186.8
Income before cumulative effect of
change in accounting principle	212.2	189.9	92.9
Cumulative effect of change in accounting
principle, net of tax	-	-	(1.0)
Net income	212.2	189.9	91.9

FINANCIAL POSITION
Total investments	$22,586.3	$21,454.6	$22,931.1
Assets held in separate accounts	37,928.3	30,262.8	24,746.7
Total assets	69,677.6	59,371.7	52,469.9
Future policy benefits and claims reserves	26,696.4	24,225.3	22,961.0
Notes to affiliates	435.0	435.0	435.0
Liabilities related to separate accounts	37,928.3	30,262.8	24,746.7
Total shareholder's equity	2,989.1	2,949.0	2,774.5

ASSETS UNDER MANAGEMENT
Variable annuities	$38,801.6	$31,220.2	$25,847.0
Fixed annuities	17,084.1	15,632.1	17,160.2
Guaranteed investment contracts
and funding agreements	2,353.9	2,074.0	1,797.4
Other insurance products	1,316.0	1,346.2	1,378.9
Total assets under management	$59,555.6	$50,272.5	$46,183.5

Item 7.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or “the Company,” as appropriate) for each of the three years ended December 31, 2006, 2005, and 2004, and financial condition as of December 31, 2006 and 2005. This item should be read in its entirety and in conjunction with the selected financial data, financial statements and related notes, and other supplemental data, which can be found under Part II, Item 6. and Item 8. contained herein.

Forward-Looking Information/Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as “expect,” “anticipate,” “believe,” or words of similar import, generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements that represent the Company’s beliefs concerning future levels of sales and redemptions of the Company’s products, investment spreads and yields, or the earnings and profitability of the Company’s activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

(1)	Equity market volatility could negatively impact profitability and financial condition;
(2)	Changes in interest rates could have a negative impact on profitability and financial condition;
(3)	The Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners;
(4)	Changes in underwriting and actual experience could materially affect profitability;
(5)	Changes in reserve estimates may reduce profitability;

(6)	A downgrade in the Company’s ratings may negatively affect profitability and financial condition;
(7)	The continued availability of capital may affect the ability to grow;
(8)	A loss of key product distribution relationships could materially affect sales;
(9)	Competition could negatively affect the ability to maintain or increase profitability;
(10)	Changes in federal income tax law could make some products less attractive to contractowners and increase tax costs;
(11)	Litigation may adversely affect profitability and financial condition;
(12)	Changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(13)	Company products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability;
(14)

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition;

(15)	Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance;
(16)	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition; and
(17)	The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses.

Investors are also directed to consider the risks and uncertainties discussed in Items 1A., 7., and 7A. contained herein, as well as in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Basis of Presentation

The Company is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. ING USA is authorized to conduct its insurance business in all states, except New York, and in the District of Columbia.

ING USA is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

The Company has one operating segment.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves, valuation of investments and other-than-temporary impairments, valuation of derivative instruments, and amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”). In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

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

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Reserve interest rates varied by product up to 7.8% for 2006 and up to 8.0% for 2005 and 2004.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2006, 2005, and 2004, reserve interest discount rates varied up to 8.0%.

Reserves for fixed indexed annuities (“FIAs”) are computed in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”) and FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Accordingly, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in the Statement of Operations.

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses, less the present value of future net premiums.

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

The SOP 03-1 reserve for guaranteed minimum withdrawals benefits (“GMWBs”) with life contingent payouts and guaranteed minimum income benefits (“GMIBs”) is determined each period by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if the actual experience or other evidence suggests that earlier assumptions should be revised.

Guaranteed minimum accumulation benefits (“GMABs”) and GMWBs without life contingent payouts are considered to be derivatives under FAS No. 133. The additional reserves for these guarantees are recognized at fair value through the Statement of Operations.

Reserves for GICs are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

Valuation of Investments and Other-Than-Temporary Impairments

All of the Company’s fixed maturities and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Shareholder’s equity, after adjustment for related changes in DAC, VOBA, and deferred income taxes.

The fair values for fixed maturities are largely determined by one of two pricing methods: published price quotations or valuation techniques with market inputs. Security pricing is applied using a hierarchy or “waterfall” approach, whereby prices are first sought from published price quotations, including pricing services or broker-dealer quotations. Published price quotations may be unavailable or deemed unreliable, due to a limited market, for securities that are rarely traded or are traded only in privately negotiated transactions. As such, fair values for the remaining securities, consisting primarily of privately placed bonds, are then determined using risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security.

The fair values for actively traded equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value, where applicable.

The fair values for short-term investments are based on quoted market prices.

See “Valuation of derivative instruments” for the techniques used to determine fair values of derivatives.

The following table identifies the fair value of fixed maturities and equity securities, available-for-sale, as well as short-term investments and derivatives by pricing sources as of December 31, 2006 and 2005.

		Valuation	Valuation
		Techniques	Techniques
	Published	with	without
	Price	Market	Market
2006	Quotations	Inputs	Inputs	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$14,519.3	$3,399.1	$-	$17,918.4
Equity securities, available-for-sale	40.6	-	-	40.6
Short-term investments	134.3	-	-	134.3
Other investments (primarily derivatives)	-	472.0	0.5	472.5

Liabilities:
Other liabilities (primarily derivatives)	-	64.2	0.5	64.7

2005
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$13,696.8	$3,334.5	$-	$17,031.3
Equity securities, available-for-sale	29.7	-	-	29.7
Short-term investments	55.9	-	-	55.9
Other investments (primarily derivatives)	-	302.8	-	302.8

Liabilities:
Other liabilities (primarily derivatives)	-	44.4	-	44.4

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

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

The evaluation of other-than-temporary impairments included in the Company’s general account is a quantitative and qualitative process, which is subject to risks and uncertainties, and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include the length of time and extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for recovery in fair value.

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

Embedded derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models or market quotations. GMWBs without life contingent payouts and GMABs represent embedded derivative liabilities in annuity contracts that are required to be recorded separately from the host annuity contracts. The option component of an FIA also represents an embedded derivative. These embedded derivatives are carried at fair value based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning contractowner behavior.

Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and certain agency expenses, related to the production of new and renewal business.

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

At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, sustained decreases in investment, mortality, and expense margins, and thus estimated future profits, increase the rate of amortization.

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

The Company derives its revenue mainly from (a) fee income generated on variable assets under management (“AUM”), (b) investment income earned on fixed AUM, and (c) certain other management fees. Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners. Investment income from fixed AUM is mainly generated from annuity products with fixed investment options. The Company’s expenses primarily consist of (a) interest credited and other benefits to contractowners, (b) amortization of DAC and VOBA, (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses.

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

The equity market performance improved considerably in 2006 compared to 2005. This improvement has presented opportunities for life insurers, as fee income from variable products has a direct correlation with equity market performance. Also, variable product demand has grown with consumer demand for equity investments.

Although interest rates decreased during the second half of 2006, an overall increase in interest rates during 2006 negatively impacted the fair value of the Company's fixed maturities portfolio and resulted in realized capital losses. In addition, the tightening of credit spreads in the market made it difficult to find attractive investments to match GIC liabilities. During the first two quarters of 2006, the market experienced a flat yield curve, with negligible extra yield on a 10-year bond versus a five-year bond. In the second half of 2006, however, the market experienced an inverted yield curve, with longer term bonds having a lower yield than shorter term bonds. Both the flat and inverted yield curves hurt the competitiveness of fixed annuities, as compared to other short-term instruments.

Year ended December 31, 2006 compared to year ended December 31, 2005

The Company’s results of operations for the year ended December 31, 2006, and changes therein, reflected positive product experience due to favorable equity market performance and increased AUM driven by the rise in sales of annuity products. This positive product experience, however, was partially offset by higher realized capital losses, due to increased interest rates, as well as higher operating expenses.

	Years Ended December 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,156.4	$1,102.2	$54.2	4.9%
Fee income	939.2	745.6	193.6	26.0%
Premiums	20.5	21.8	(1.3)	(6.0)%
Net realized capital losses	(90.4)	(2.9)	(87.5)	NM
Other income	-	0.7	(0.7)	NM
Total revenue	2,025.7	1,867.4	158.3	8.5%
Benefits and expenses:
Interest credited and other
benefits to contractowners	1,169.7	1,085.8	83.9	7.7%
Operating expenses	228.0	192.5	35.5	18.4%
Amortization of deferred policy
acquisition costs and value
of business acquired	293.0	318.9	(25.9)	(8.1)%
Interest expense	30.3	29.6	0.7	2.4%
Other expense	28.1	16.5	11.6	70.3%
Total benefits and expenses	1,749.1	1,643.3	105.8	6.4%
Income before income taxes	276.6	224.1	52.5	23.4%
Income tax expense	64.4	34.2	30.2	88.3%
Net income	$212.2	$189.9	$22.3	11.7%

Effective tax rate	23.3%	15.3%

NM - Not meaningful.

Revenues

Total revenue for the year ended December 31, 2006, increased mainly due to higher Fee income and Net investment income. The increase was partially offset, however, by higher Net realized capital losses.

The increase in Fee income reflects a larger block of business in force, driven by an increase in net investment returns and new sales exceeding withdrawals and surrenders. The increase in Net investment income is the result of an increase in assets supporting average fixed AUM, due to strong sales of fixed indexed annuities.

The increase in Net realized capital losses for the year ended December 31, 2006, reflects higher losses on investments in fixed maturities, primarily driven by the increasing interest rate environment in 2006.

Benefits and Expenses

Total benefits and expenses for the year ended December 31, 2006, increased mainly due to higher Interest credited and other benefits to contractowners and Operating expenses, partially offset by the decrease in amortization of DAC and VOBA.

Interest credited and other benefits to contractowners increased due to (a) the increase in reserves on fixed indexed annuities, driven by higher AUM and improved equity market performance, and (b) the increase in interest credited on GICs, based on higher interest rates and AUM in 2006. These increases were partially offset by lower increase of guaranteed benefits reserves on variable annuities, mainly attributable to the favorable equity market performance in 2006.

Operating expenses increased for the year ended December 31, 2006 as a result of larger non-capitalized asset-based commissions and marketing expenses.

The Amortization of DAC and VOBA decreased primarily due to higher expected gross profits, which reflect revisions in prospective assumptions based on positive persistency experience and favorable equity market performance. The unlocking of assumptions resulted in deceleration of amortization of $62.4. This decrease was partially offset, however, by an increase in amortization driven by higher actual gross profits experienced in 2006.

Other expenses increased for the year ended December 31, 2006 due to the amortization of deferred negative ceding commission related to the coinsurance agreement with Security Life, which became effective in the second quarter of 2005.

Income Taxes

Income tax expense increased for the year ended December 31, 2006, primarily due to the Internal Revenue Service (“IRS”) audit settlement in the third quarter of 2005, which related to the Company's tax returns for the years 2000 and 2001. The provision for the year ended December 31, 2005, reflected non-recurring favorable adjustments, due to a reduction in the tax liability that was no longer deemed necessary based on the results of the IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the Company's positions.

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

	Year Ended December 31,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,102.2	$1,121.5	$(19.3)	(1.7)%
Fee income	745.6	569.2	176.4	31.0%
Premiums	21.8	21.8	-	-
Net realized capital losses	(2.9)	(49.5)	46.6	(94.1)%
Other income	0.7	0.3	0.4	133.3%
Total revenue	1,867.4	1,663.3	204.1	12.3%
Benefits and expenses:
Interest credited and other
benefits to contractowners	1,085.8	1,133.0	(47.2)	(4.2)%
Operating expenses	192.5	162.6	29.9	18.4%
Amortization of deferred policy
acquisition costs and value
of business acquired	318.9	186.8	132.1	70.7%
Interest expense	29.6	5.1	24.5	NM
Other expense	16.5	2.2	14.3	NM
Total benefits and expenses	1,643.3	1,489.7	153.6	10.3%
Income before income taxes and
cumulative effect of change in
accounting principle	224.1	173.6	50.5	29.1%
Income tax expense	34.2	80.7	(46.5)	(57.6)%
Income before cumulative effect
of change in accounting principle	189.9	92.9	97.0	104.4%
Cumulative effect of change in
accounting principle, net of tax	-	(1.0)	1.0	100.0%
Net income	$189.9	$91.9	$98.0	106.6%
Effective tax rate	15.3%	46.5%

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

The decrease in Net realized capital losses is primarily due to a $56.6 decrease in realized losses on derivatives used to manage interest rate and equity risks associated with the Company’s annuity products. A gain of $47.9 from the transfer of investments to Security Life, related to the coinsurance agreement implemented in May 2005, and a $9.5 decrease in other-than-temporary impairments, were offset by a $63.0 decrease in realized gains on the sale, redemption, and maturity of fixed maturities. Realized gains decreased as a result of rising interest rates during the second half of 2005.

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

Other expenses for 2005 include $14.2 in amortization of deferred negative ceding commission related to the fixed annuity coinsurance agreement between the Company and Security Life.

Income Taxes and Cumulative Effect of Change in Accounting Principle

The decrease in the effective tax rate is primarily due to an increase in the deduction allowed for dividends received relative to the change in income before taxes, as well as non-recurring favorable adjustments in the third quarter of 2005 relating to a 2000 and 2001 IRS audit settlement.

The Cumulative effect of change in accounting principle for 2004 reflects the Company's adoption of SOP 03-1 and Technical Practice Aid 6300.05 – 6300.08 “Q&As Related to the Implementation of SOP 03-1, ‘Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounting’” (the “TPA”).

Financial Condition

Investments

Investment Strategy

The Company’s investment strategy focuses on diversification by asset class. The Company seeks to achieve economic diversification, while reducing overall credit risk and liquidity risks. In addition, the Company seeks to mitigate the impact of cash flow variability from embedded options within certain investment products, such as prepayment options and interest rate options embedded in collateralized mortgage obligations and call options embedded in corporate bonds. The investment management function is centralized under ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for groups of products with similar liability characteristics within the Company.

The Company’s general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio weighted average asset quality rating of A, based on S&P ratings classifications. The weighted average excludes mortgage loans, but includes mortgage-backed securities, which are reported with bonds.

The Company uses derivatives for hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. In addition, the Company uses credit default swaps to reduce the credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure on certain assets that the Company does not own. These credit default swaps are similar in credit risk to bonds of the named issuer, and allow the Company to gains access to a broader, more diversified pool of credit risks. See “Liquidity and Capital Resources – Derivatives” for further discussion of the Company’s use of derivatives.

Portfolio Composition

The following table presents the investment portfolio at December 31, 2006 and 2005.

	2006		2005
	Carrying		Carrying
	Value	%	Value	%
Fixed maturities, available-for-sale,
including securities pledged	$17,918.4	79.3%	$17,031.3	79.4%
Equity securities, available-for-sale	40.6	0.2%	29.7	0.1%
Short-term investments	134.3	0.6%	55.9	0.2%
Mortgage loans on real estate	3,687.6	16.3%	3,766.8	17.6%
Policy loans	162.5	0.7%	166.1	0.8%
Other investments	642.9	2.9%	404.8	1.9%
Total investments	$22,586.3	100.0%	$21,454.6	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of December 31, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$276.9	$0.2	$1.4	$275.7
U.S. government agencies and authorities	220.9	0.6	2.2	219.3
State, municipalities, and political subdivisions	43.0	0.5	0.4	43.1

U.S. corporate securities:
Public utilities	1,324.5	21.1	17.8	1,327.8
Other corporate securities	5,138.6	50.3	49.7	5,139.2
Total U.S. corporate securities	6,463.1	71.4	67.5	6,467.0

Foreign securities(1):
Government	486.1	16.2	4.3	498.0
Other	2,843.9	32.3	46.6	2,829.6
Total foreign securities	3,330.0	48.5	50.9	3,327.6

Residential mortgage-backed securities	3,841.4	44.8	62.8	3,823.4
Commercial mortgage-backed securities	1,928.6	15.1	20.2	1,923.5
Other asset-backed securities	1,843.4	5.2	9.8	1,838.8

Total fixed maturities, including securities pledged	17,947.3	186.3	215.2	17,918.4
Less: securities pledged	875.5	2.4	13.9	864.0
Total fixed maturities	$17,071.8	$183.9	$201.3	$17,054.4

(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2005.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$144.3	$0.6	$0.1	$144.8
U.S. government agencies and authorities	331.7	0.5	3.6	328.6
State, municipalities, and political subdivisions	20.1	-	0.7	19.4

U.S. corporate securities:
Public utilities	1,578.9	39.6	19.0	1,599.5
Other corporate securities	5,076.6	86.2	62.0	5,100.8
Total U.S. corporate securities	6,655.5	125.8	81.0	6,700.3

Foreign securities(1):
Government	464.7	13.8	4.1	474.4
Other	2,446.0	33.3	36.9	2,442.4
Total foreign securities	2,910.7	47.1	41.0	2,916.8

Residential mortgage-backed securities	3,942.3	31.2	70.5	3,903.0
Commercial mortgage-backed securities	1,309.8	17.0	19.5	1,307.3
Other asset-backed securities	1,723.8	6.8	19.5	1,711.1

Total fixed maturities, including securities pledged	17,038.2	229.0	235.9	17,031.3
Less: securities pledged	952.1	1.0	14.2	938.9
Total fixed maturities	$16,086.1	$228.0	$221.7	$16,092.4

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- and A+ at December 31, 2006 and 2005, respectively. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows at December 31, 2006 and 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$7,243.8	40.4%	$6,556.9	38.5%
AA	1,245.7	6.9%	1,117.2	6.6%
A	3,631.0	20.3%	3,470.5	20.4%
BBB	5,124.0	28.6%	5,351.0	31.4%
BB	575.1	3.2%	459.6	2.7%
B and below	98.8	0.6%	76.1	0.4%
Total	$17,918.4	100.0%	$17,031.3	100.0%

96.2% and 96.9% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at December 31, 2006 and 2005, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, including securities pledged to creditors, by market sector were as follows at December 31, 2006 and 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$275.7	1.6%	$144.8	0.9%
U.S. government agencies and authorities	219.3	1.2%	328.6	1.9%
U.S. corporate, states, and municipalities	6,510.1	36.3%	6,719.7	39.5%
Foreign	3,327.6	18.6%	2,916.8	17.1%
Residential mortgage-backed	3,823.4	21.3%	3,903.0	22.9%
Commercial mortgage-backed	1,923.5	10.7%	1,307.3	7.7%
Other asset-backed	1,838.8	10.3%	1,711.1	10.0%
Total	$17,918.4	100.0%	$17,031.3	100.0%

The amortized cost and fair value of fixed maturities as of December 31, 2006, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$426.8	$425.1
After one year through five years	4,547.0	4,541.1
After five years through ten years	3,918.9	3,905.2
After ten years	1,441.2	1,461.3
Mortgage-backed securities	5,770.0	5,746.9
Other asset-backed securities	1,843.4	1,838.8
Less: securities pledged	875.5	864.0
Fixed maturities, excluding securities pledged	$17,071.8	$17,054.4

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10.0% of the Company’s shareholder’s equity at December 31, 2006 or 2005.

The Company does not have any significant exposure to subprime mortgage loans. The only exposure, if any, would arise from the Company's investment in mortgage-backed securities. These securities are primarily agency-backed and are highly rated. The average rating was AAA at December 31, 2006.

At December 31, 2006 and 2005, fixed maturities with fair values of $10.7 and $11.7, respectively, were on deposit as required by regulatory authorities.

The Company has various categories of collateralized mortgage obligations (“CMOs”) that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2006 and 2005, approximately 1.4% and 1.2%, respectively, of the Company’s CMO holdings were invested in types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At December 31, 2006 and 2005, the Company had $226.7 and $126.1, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. At December 31, 2006 and 2005, assets with a carrying value of approximately $703.0 and $159.4, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Balance Sheets.

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $3,687.6 and $3,766.8 at December 31, 2006 and 2005, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to Net realized capital gains (losses). At December 31, 2006 and 2005, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 19.9% and 19.5% of properties in California at December 31, 2006 and 2005, respectively.

Unrealized Capital Losses

Fixed maturities, including securities pledged to creditors, comprise 79.3% and 79.4% of the Company’s total investment portfolio at December 31, 2006 and 2005, respectively. Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December 31, 2006 and 2005.

	2006				2005
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$25.5	11.8%	$1.9	0.9%	$91.1	38.6%	$1.8	0.8%
More than six months
and less than twelve
months below
amortized cost	11.3	5.3%	0.5	0.2%	59.3	25.1%	2.7	1.1%
More than twelve months
below amortized cost	174.3	81.0%	1.7	0.8%	80.1	34.0%	0.9	0.4%
Total unrealized capital losses	$211.1	98.1%	$4.1	1.9%	$230.5	97.7%	$5.4	2.3%

Unrealized losses in fixed maturities at December 31, 2006 and 2005, were primarily related to interest rate movement, or spread widening, and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at December 31, 2006 and 2005.

	Less than	More than
	Six Months	Six Months and	More than	Total
	Below	less than Twelve	Twelve Months	Unrealized
	Amortized	Months Below	Below	Capital
2006	Cost	Amortized Cost	Amortized Cost	Losses
Interest rate or spread widening	$12.8	$6.2	$103.4	$122.4
Mortgage and other asset-backed
securities	14.6	5.6	72.6	92.8
Total unrealized capital losses	$27.4	$11.8	$176.0	$215.2
Fair value	$3,095.9	$905.9	$6,026.5	$10,028.3

2005
Interest rate or spread widening	$45.4	$32.3	$48.7	$126.4
Mortgage and other asset-backed
securities	47.5	29.7	32.3	109.5
Total unrealized capital losses	$92.9	$62.0	$81.0	$235.9
Fair value	$5,745.3	$2,266.9	$2,243.0	$10,255.2

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2006 and 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2006	Cost	Amortized Cost	Cost	Losses
U.S. Treasuries	$1.4	$-	$-	$1.4
U.S. government agencies and
authorities	0.3	-	1.9	2.2
U.S. corporate, state, and
municipalities	7.8	1.8	58.3	67.9
Foreign	3.3	4.4	43.2	50.9
Residential mortgage-backed	11.5	2.9	48.4	62.8
Commercial mortgage-backed	2.0	1.4	16.8	20.2
Other asset-backed	1.1	1.3	7.4	9.8
Total unrealized capital losses	$27.4	$11.8	$176.0	$215.2

2005
U.S. Treasuries	$-	$-	$0.1	$0.1
U.S. government agencies and
authorities	2.1	0.3	1.2	3.6
U.S. corporate, state, and	28.8	22.3	30.6	81.7
municipalities
Foreign	14.5	9.7	16.8	41.0
Residential mortgage-backed	31.8	23.8	14.9	70.5
Commercial mortgage-backed	10.0	3.4	6.1	19.5
Other asset-backed	5.7	2.5	11.3	19.5
Total unrealized capital losses	$92.9	$62.0	$81.0	$235.9

Of the unrealized losses aged more than twelve months, the average market value of the related fixed maturities was 97.2% of the average book value as of December 31, 2006. In addition, this category includes 1,119 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2006.

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

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2006, 2005, and 2004.

	2006		2005		2004
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$0.1	1	$0.1	1	$-	-
U.S. corporate	15.8	63	3.0	12	-	-
Foreign	3.5	13	0.1	1	8.5	4
Residential mortgage-backed	12.7	68	16.4	86	9.1	88
Commercial mortgage-backed	-	-	1.2	1	-	-
Other asset-backed	1.2	2	0.5	2	11.5	6
Limited partnerships	0.5	2	0.5	1	2.2	1
Total	$33.8	149	$21.8	104	$31.3	99

The above schedule includes $11.5, $18.7, and $31.3, in other-than-temporary write-downs for the years ended December 31, 2006, 2005, and 2004, respectively, related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $22.3 and $3.1 in write-downs for the years ended December 31, 2006 and 2005, respectively, are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of FASB Staff Position (“FSP”) FAS No. 115-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP FAS No. 115-1”). The following table summarizes these write-downs by type for the years ended December 31, 2006 and 2005.

	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$0.1	1	$0.1	1
U.S. corporate	15.8	63	2.6	11
Foreign	3.5	13	-	-
Residential mortgage-backed	1.7	4	0.4	1
Other asset-backed	1.2	2	-	-
Total	$22.3	83	$3.1	13

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities using the first-in, first-out method. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Fixed maturities, available-for-sale	$(43.8)	$45.4	$51.0
Equity securities, available-for-sale	0.9	0.2	6.4
Derivatives	(48.2)	(48.3)	(104.9)
Other	0.7	(0.2)	(2.0)
Net realized capital losses	$(90.4)	$(2.9)	$(49.5)
After-tax net realized capital losses	$(58.8)	$(1.9)	$(32.2)

The increase in net realized capital losses for the year ended December 31, 2006, reflects higher losses on investments in fixed maturities. The losses on fixed maturities were primarily driven by the interest rate environment, which generally increased during 2006. The net losses on fixed maturities were partially offset by a related decrease in the amortization of DAC and VOBA.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the prior December 31. The Company had no amounts outstanding with ING AIH under the reciprocal loan agreement as of December 31, 2006. The Company had $45.0 receivable from ING AIH as of December 31, 2005.

▪	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. At December 31, 2006 and 2005, the Company had no amounts outstanding under the revolving note facility.
▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank, effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of December 31, 2006 and 2005, the Company had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of December 31, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the FHLB and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At December 31, 2006 and 2005, the Company had $226.7 and $126.1, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. At December 31, 2006 and 2005, assets with a carrying value of approximately $703.0 and $159.4, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Balance Sheets.

Capital Contributions and Distributions

During 2006, the Company did not receive any capital contributions from Lion. During 2005 and 2004, the Company received capital contributions of $100.0 and $230.0, respectively, from its parent to support sales activities.

During 2006, the Company paid $170.0 in a return of capital distribution to its parent. During 2005 and 2004, the Company did not pay any dividends or return of capital distributions on its common stock to its parent.

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners who bear the investment risk, subject, in limited cases, to certain minimum guarantees. Investment income and investment gains and losses generally accrue directly to such contractowners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company or its affiliates.

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

Variable annuity deposits are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option into which the contractowner may allocate premiums. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contractowner (including the value allocated to any fixed account), less fees and expenses. The Company offers investment options for its variable annuity contracts covering a wide range of investment styles, including large, mid, and small cap equity funds, as well as fixed income alternatives. Therefore, unlike fixed annuities, under variable annuity contracts, contractowners bear the risk of investment gains and losses associated with the selected investment allocation. The Company, however, offers certain guaranteed death and living benefits (described below) under which it bears specific risks associated with these benefits. Many of the variable annuity contracts issued by the Company are combination contracts offering both variable and fixed options under which some or all of the deposits may be allocated by the contractowner to a fixed account available under the contract.

The Company’s major source of income from variable annuities is the base contract mortality fees, expense fees, and guaranteed death and living benefit rider fees charged to the contractowner, less the cost of administering the product, as well as the cost of providing for the guaranteed death and living benefits.

Minimum Guarantees

Variable annuity contracts containing minimum guaranteed death and living benefits expose the Company to equity risk. A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to contractowners due to guaranteed death and living benefits. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with guaranteed death and living benefits.

The Company’s variable annuities offer one or more of the following guaranteed death and living benefits:

Guaranteed Minimum Death Benefits:

▪	Standard - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the premiums paid by the contractowner, adjusted for any contract withdrawals.
▪

Ratchet - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary (or quarterly) value of the variable annuity, adjusted for contract withdrawals.

▪

Rollup (7.0% or 5.5% Solution) - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the aggregate premiums paid by the contractowner accruing interest at 7.0% or 5.5% per annum, adjusted for contract withdrawals, subject to a maximum cap on the rolled up amount. (The Company has discontinued this option for new sales.)

▪	Combo (Max 7) - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup.

For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, the Company instituted an equity hedging program in lieu of reinsurance. The equity hedging program is based on the Company entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets.

At December 31, 2006 and 2005, the guaranteed value of these death benefits in excess of account values was estimated to be $2.2 billion and $2.5 billion, respectively, before reinsurance. The decrease was primarily driven by an increase in account values due to favorable equity market performance in 2006.

At December 31, 2006, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.3 billion, of which $381.7 was projected to be covered by the Company’s equity hedging program. At December 31, 2005, the guaranteed value of minimum guaranteed death benefits in excess of account value, net of reinsurance, was estimated to be $1.4 billion, of which $591.9 was projected to be covered by the Company’s equity hedging program. As of December 31, 2006 and 2005, the Company recorded a liability of $139.7 and $112.8, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve during 2006. The increase in liability was partially offset by the payment of claims in excess of account values and release of reserve associated with favorable equity performance.

Guaranteed Living Benefits:

▪

Guaranteed Minimum Income Benefit - Guarantees a minimum income payout, exercisable each contract anniversary on or after the 10th rider anniversary. This type of living benefit is the predominant selection in the Company’s sales of variable annuities.

▪

Guaranteed Minimum Withdrawal Benefit - Guarantees that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. The benefit has some reset and step-up features that may increase the guaranteed withdrawal amount in certain conditions. In addition, in 2005 the Company introduced a life-time withdrawal benefit option.

▪

Guaranteed Minimum Accumulation Benefit - Guarantees that the account value will be at least 100% of the premiums paid by the contractowner after 10 years, net of any contract withdrawals (GMAB10). In the past, the Company offered an alternative design that guaranteed the account value to be at least 200% of premiums paid by contractowners after 20 years (GMAB 20).

All living benefits are covered by the Company’s equity hedging program. The Company does not seek hedge accounting treatment.

At December 31, 2006 and 2005, the guaranteed value of these living benefits in excess of account values was $227.9 and $288.4, respectively. The decrease was primarily driven by an increase in account values on account of favorable equity market performance in 2006. As of December 31, 2006 and 2005, the Company recorded a liability of $76.1 and $70.3, respectively, representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve during 2006, mitigated by favorable equity market performance.

Equity Hedging Program: In order to hedge equity risk associated with GMDBs and guaranteed living benefits, the Company enters into futures positions on various public market indices chosen to closely replicate contractowner variable fund returns. The Company hedges economic risk using market consistent valuation techniques. One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. The Company also administers a hedging program that mitigates both equity risk and equity volatility risk associated with GMWBs issued in 2005. This hedge strategy involves purchasing put options in combination with entering into futures positions.

Other risks posed by market conditions, such as interest rate risk and the majority of the Company’s equity volatility risk, and risks posed by contractowner experience, such as surrender and mortality experience deviations, are not addressed by the hedging program. In addition, certain funds where there is no replicating market index and where hedging is not appropriate are excluded from the program.

For those risks addressed by the hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contractowner variable fund growth. Any differences between actual results and the market indices results in income volatility.

Fixed Indexed Annuities

The crediting mechanism for FIAs exposes the Company to changes in the equity market (“S&P 500”). Under these contracts, the Company credits interest to the contractowner accounts at the greater of a fixed interest rate or a return, based upon performance of a specified equity index. The Company bears the investment risk as the Company credits contractowner accounts with a stated interest rate, but cannot be certain that the investment income earned on the general account assets will exceed that rate. For accounting purposes, the equity return component of the FIA is considered an embedded derivative. See Critical Accounting Policies “Reserves” for further discussion.

S&P 500 call options are purchased and written to hedge equity risk associated with the FIA contracts. The FIA hedging program is limited to currently accruing liabilities resulting from participation rates, that have already been set, and measured using capital market valuation techniques. Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under FAS No. 133, as the Company has not historically sought hedge accounting treatment.

The Company enters into interest rate, equity market, credit default, total return, and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also purchases options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as either Other investments or Other liabilities, as appropriate, on the Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Statements of Operations.

The Company also has investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

Embedded derivatives within fixed maturity instruments are included in Fixed maturities, available-for-sale, on the Balance Sheets, and changes in fair value are recorded in Net realized capital gains (losses) in the Statements of Operations.

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

At December 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $537.9, $143.2 of which was with related parties. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $456.1, $77.2 of which was with related parties. During 2006 and 2005, $32.4 and $32.8, respectively, was funded to related parties under these commitments.

The Company has various credit default swaps to assume credit exposure for certain assets that the Company does not own. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to the notional value of the swap contract. At December 31, 2006, the fair value of credit default swaps of $0.6 and $0.7 was included in Other investments and Other liabilities, respectively, on the Balance Sheet. At December 31, 2005, the fair value of credit default swaps of $0.1 and $0.4 was included in Other investments and Other liabilities, respectively, on the Balance Sheet. As of December 2006, the maximum potential future exposure to the Company on the sale of credit protection under the credit default swaps was $119.8.

The Company owns 3-year credit-linked note arrangements, whereby the Company agrees to reimburse the guaranteed parties upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2006, the maximum potential future exposure to the Company under the guarantees was $44.5.

As of December 31, 2006, the Company had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt(1)	$1,210.1	$28.2	$56.4	$56.3	$1,069.2
Operating lease obligations(2)	65.1	8.2	16.1	11.7	29.1
Purchase obligations(3)	537.9	537.9	-	-	-
Reserves for insurance obligations(4)	80,864.5	7,443.5	14,887.2	16,064.1	42,469.7
Pension obligations(5)	12.6	0.7	1.7	2.3	7.9
Total	$82,690.2	$8,018.5	$14,961.4	$16,134.4	$43,575.9

(1)	Long-term debt, including interest, consists of the following:

▪

A surplus note in the principal amount of $35.0, and the related interest payable with its affiliate, Security Life. As of December 31, 2006, the outstanding principal, interest rate, and maturity date, of the surplus note were $35.0, 7.98%, and December 7, 2029, respectively.

▪

Surplus notes in the aggregate principal amount of $400.0 and the related interest payable, with its affiliates, ING Life Insurance and Annuity Company, ReliaStar Life Insurance Company, and Security Life of Denver International, Limited. As of December 31, 2006, the aggregate amount of outstanding principal, interest rate, and maturity date, of these surplus notes were $400.0, 6.26%, and December 29, 2034, respectively.

(2)	Operating lease obligations relate to the rental of office space under various non-cancelable operating lease agreements, the longest term of which expires in 2017.

(3)

Purchase obligations consist primarily of outstanding commitments under limited partnerships that may occur any time within the term of the partnership. The exact timing of funding these commitments, however, cannot be estimated. Therefore, the total amount of the commitments is included in the category “Less than 1 Year”.

(4)	Reserves for insurance obligations consist of amounts required to meet the Company’s future obligations under its variable annuity, fixed annuity, GIC, and other insurance products.

(5)	Pension obligations consist of actuarially-determined pension obligations, contribution matching obligations, and other supplemental retirement and insurance obligations, under various benefit plans.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Balance Sheets. At December 31, 2006 and 2005, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $765.7 and $808.0, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $769.6 and $806.3 at December 31, 2006 and 2005, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in Borrowed money on the Balance Sheets.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At December 31, 2006 and 2005, the carrying value of the securities in reverse repurchase agreements was $16.4 and $15.3, respectively. Reverse repurchase agreements are included in Cash and cash equivalents on the Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2006. The Company believes the counterparties to the dollar roll, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

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

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC’s risk-based capital reporting requirements. Amounts reported indicate that, as of December 31, 2006, the Company has total adjusted capital above all required capital levels.

Recently Adopted Accounting Standards

(See the Organization and Significant Accounting Policies footnote to the financial statements for further information.)

Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued FAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“FAS No. 158”). FAS No. 158 requires an employer to:

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS No. 158. The effect of adopting FAS No. 158 on the Company’s financial condition at December 31, 2006 is included in the accompanying financial statements. FAS No. 158 did not have a significant effect on the Company’s financial condition at December 31, 2005 or 2004. The provisions regarding the change in the measurement date of postretirement benefit plans are not applicable, as the Company already uses a measurement date of December 31 for its pension plans.

The incremental effects of adopting the provisions of FAS No. 158 on the Company’s Balance Sheet at December 31, 2006, are as follows:

	Prior to	Effects of	As Reported at
	Adopting	Adopting	December 31,
	FAS No. 158	FAS No. 158	2006

Deferred income taxes	$263.3	$(0.8)	$262.5
Other liabilities	397.0	2.4	399.4
Accumulated other comprehensive loss	(10.5)	(1.6)	(12.1)

Considering the Effects of Prior Year Misstatements

In September 2006, the SEC staff issued SEC Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that a registrant should quantify the effect of an error on the financial statements using a dual approach. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods.

SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

On November 3, 2005, the FASB issued FSP FAS No. 115-1. FSP FAS No. 115-1 replaces the impairment evaluation guidance of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”).

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

FSP FAS No. 115-1 was effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. As a result of adopting FSP FAS No. 115-1, the Company recognized impairment losses of $22.3 and $3.1 for the years ended December 31, 2006 and 2005, respectively, related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

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

The Company early adopted the provisions of FAS No. 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provision of FAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant date fair value in accordance with the provisions of FAS No. 123R. Results for prior periods are not restated.

Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by FAS No. 123. No stock based employee compensation cost was recognized in the Statement of Operations during 2004, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2006 and 2005 were those of ING, the Company’s ultimate parent.

As a result of adopting FAS No. 123R, the Company’s Net income for the years ended December 31, 2006 and 2005, was $5.2 and $3.5, respectively, lower than if it had continued to account for share-based payments under APB No. 25. The fair value of shares granted during 2006 and 2005 was $7.0 and $7.9, respectively, as of December 31, 2006 and 2005, respectively, and will be expensed over a vesting period of 3 years. Prior to the adoption of FAS No. 123R, no modifications were made to outstanding options, and there were no significant changes to valuation methodologies as a result of the adoption of FAS No. 123R.

New Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which allows a company to make an irrevocable election, on specific election dates, to measure eligible items at fair value. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date, and any upfront costs and fees related to the item will be recognized in earnings as incurred. Items eligible for the fair value option include:

▪	Certain recognized financial assets and liabilities;
▪	Rights and obligations under certain insurance contracts that are not financial instruments;
▪	Host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument; and
▪	Certain commitments.

FAS No. 159 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted under certain conditions. As of the effective date, the fair value option may be elected for eligible items that exist on that date. The effect of the first remeasurement to fair value shall be reported as a cumulative effect adjustment to the opening balance of retained earnings. As application of the standard is optional, any impact is limited to those financial assets and liabilities to which FAS No. 159 is applied. The Company is currently evaluating the items to which the fair value option may be applied.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 provides guidance for using fair value to measure assets and liabilities whenever other standards require (or permit) assets or liabilities to be measured at fair value. FAS No. 157 does not expand the use of fair value in any new circumstances.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. As a result of implementing FIN 48, the Company expects to recognize a cumulative effect of change in accounting principle between $1.0 and $3.0 as a reduction to January 1, 2007 Retained earnings.

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

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133. Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

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

FAS No. 155 is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring after the beginning of the first fiscal year that commences after September 15, 2006, and was adopted by the Company on January 1, 2007. The Company does not expect FAS No. 155 to have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006 and is effective for the Company on January 1, 2007. The Company estimates that the impact of adoption of SOP 05-1 will not exceed $30.0 after tax, which will be recorded as a reduction to retained earnings. The Company continues to analyze the impact of adoption relative to a limited number of the Company's annuity products. As a result, the actual impact of the adoption of SOP 05-1 may differ from our estimates as new implementation guidance and evolving industry practice may affect the Company's interpretation.

Legislative Initiatives

Legislative proposals, which have been or are being considered by Congress, include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. The Pension Protection Act of 2006, which was passed by Congress and signed by the President in August 2006, contains a number of provisions which are likely to have a beneficial effect on annuity and defined contribution products. Some tax reform proposals, including certain recommendations made in late 2005 by the President’s Tax Advisory Panel on Federal Tax Reform could adversely affect the market for some life insurance and annuity products if enacted by Congress. There are no indications at the present time, however, that Congress will enact fundamental tax reforms in 2007, or that it has a favorable view of the Tax Panel’s recommendations regarding tax preferred savings.

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

Insurance and Retirement Plan Products and Other Regulatory Matters

The New York Attorney General, other federal and state regulators, and self-regulatory agencies are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; marketing practices; specific product types (including group annuities and indexed annuities); and disclosure. It is likely that the scope of these industry investigations will further broaden before they conclude. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

Action may be taken by regulators with respect to the Company or certain affiliates before investigations relating to fund trading are completed. The potential outcome of such action is difficult to predict but could subject the Company or certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.

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

For further discussion of the risks to the Company as a result of recent regulatory inquiries and possible changes in U.S. regulation, see Part I, Item 1A. Risk Factors.

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

Interest Rate Risk

The Company defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from the Company’s primary activity of investing fixed annuity premiums and guaranteed investment contract deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. The Company manages the interest rate risk in its general account investments relative to the interest rate risk in its liabilities. The current product portfolio also includes products where interest rate risks are entirely or partially passed on to the contractowner, thereby reducing the Company’s exposure to interest rate movements. Changes in interest rates can impact present and future earnings, the levels of new sales, surrenders, or withdrawals.

The following schedule demonstrates the potential changes in the 2006 earnings from an instantaneous, parallel increase/decrease in interest rates of 1% on December 31, 2006. These changes to income could relate to future investment income, interest paid to contractowners, market-value adjustments, amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), sales levels, or any other net income item that would be affected by interest rate changes. The effect of interest rate changes is different by product. In addition, the Company has estimated the impact to December 31, 2006 Shareholder’s equity from the same instantaneous change in interest rates. The effect on Shareholder’s equity includes the impact of interest rate fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Interest rate sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2006	2006

Increase of 1%	$(12.4)	$(76.6)
Decrease of 1%	(64.6)	0.3

The above analysis includes the following changes in DAC and VOBA related to an instantaneous, parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2006	2006

Increase of 1%	$92.7	$26.5
Decrease of 1%	(16.7)	(112.4)

Equity Market Risk

The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management (“AUM”), which is primarily driven by the level of sales, equity market appreciation and depreciation, and the persistency of the in force block of business.

Prolonged and precipitous declines in the equity markets can have a significant impact on the Company’s operations. As a result, sales of variable products may decline and surrender activity may increase, as contractowner sentiment towards the equity market turns negative. Lower AUM will have a negative impact on the Company’s financial results, primarily due to lower fee income on variable annuities. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate account move to the general account and the Company is unable to earn an acceptable investment margin, particularly in light of the low interest rate environment and the presence of contractually guaranteed interest credited rates.

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

The following schedule demonstrates the potential changes in the 2006 earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2006. These changes to income could relate to future fee income, unrealized or realized capital gains (losses), amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by a substantial change to equity markets. In addition, the Company has estimated the impact to Shareholder’s equity as of December 31, 2006 from the same instantaneous change in equity markets. The effect on Shareholder’s equity include the impact of equity market fluctuations on income, unrealized gains or losses on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Equity sensitivity and effect on Net income and Shareholder’s equity

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2006	2006

Increase of 10%	$97.3	$97.3
Decrease of 10%	(120.6)	(120.6)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2006	2006

Increase of 10%	$(125.7)	$125.7
Decrease of 10%	104.9	(104.9)

Hedging of Minimum Guarantees

The Company sells variable annuities that offer various guaranteed death and living benefits, including guaranteed minimum death benefits (“GMDBs”), guaranteed minimum income benefits (“GMIBs”), guaranteed minimum withdrawals benefits (“GMWBs”), and guaranteed minimum accumulation benefits (“GMABs”). See Part II, Item 7., discussion of Minimum Guarantees under Liquidity and Capital Resources.

The liabilities associated with GMDBs, GMIBs, and GMWBs with life contingent payouts, are recorded in accordance with Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts” (“SOP 03-1”). The liabilities associated with GMABs and GMWBs without life contingent payouts represent embedded derivative liabilities within variable annuities, which are required to be reported separately from the host variable annuity contract. These guarantees are carried at fair value in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and are reported in Future policy benefits and claims reserves in the Balance Sheets.

Both the liabilities recorded in accordance with SOP 03-1, and the liabilities carried at fair value in accordance with FAS No. 133, are calculated based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning contractowner behavior. These liability assumptions, such as lapses, partial withdrawals, and mortality, are based on Company experience and are, where appropriate, consistent with those used for DAC and VOBA.

Declines in the equity market may increase the Company’s net exposure to the death and living benefit guarantees offered under these contracts. Such declines would cause a decrease in account values, and increase the possibility that the Company may be required to pay amounts related to these guarantees. The following schedule demonstrates the potential change in the 2006 reserve liabilities for minimum guarantees resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2006.

	Effect on Reserves
	GMDBs	GMIBs	GMABs	GMWBs

Increase of 10%	$(30.5)	$(20.8)	$(6.7)	$(6.6)
Decrease of 10%	44.8	29.0	1.8	1.1

In order to hedge equity risk associated with guaranteed death and living benefits, the Company enters into futures positions on various public market indices chosen to closely replicate contractowner variable fund returns. The Company hedges economic risk using market consistent valuation techniques. One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. The Company also administers a hedging program that mitigates both equity risk and equity volatility risk associated with guaranteed death benefits issued in 2005. This hedge strategy involves purchasing put options in combination with entering into futures positions.

Other risks posed by market conditions, such as interest rate risk and the majority of the Company’s equity volatility risk, and risks posed by contractowner experience, such as surrender and mortality experience deviations, are not addressed by the hedging program. In addition, certain funds where there is no replicating market index and where hedging is not appropriate are excluded from the program.

For those risks addressed by the hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contractowner variable fund growth. Any differences between actual results and the market indices results in income volatility.

Hedging of Indexed Annuity Guarantees

The crediting mechanism for fixed indexed annuities (“FIA”) exposes the Company to changes in the equity market (“S&P 500”). The Company mitigates this exposure by purchasing over-the-counter S&P 500 call options from broker-dealer derivative counterparties who generally have a minimum credit rating of Aa3 from Moody’s Investor’s Service, Inc., and AA- from Standard & Poor’s. For each broker-dealer counterparty, the Company’s derivative exposure to that counterparty is aggregated with any fixed income exposure to the same counterparty, and is maintained within applicable state requirements and National Association of Insurance Commissioners insurance regulatory guidelines. The FIA hedging program is limited to currently accruing liabilities resulting from participation rates that have already been set measured using capital market valuation techniques. Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

The following schedule demonstrates the potential change in the 2006 FIA reserve liabilities resulting from instantaneous increase/decrease in equity markets of 10% on December 31, 2006.

Effect on
Reserves

Increase of 10%	$166.9
Decrease of 10%	(143.1)

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	71

Financial Statements:

Statements of Operations for the years ended
December 31, 2006, 2005, and 2004	72

Balance Sheets as of December 31, 2006 and 2005	73

Statements of Changes in Shareholder's Equity for the years ended
December 31, 2006, 2005, and 2004	75

Statements of Cash Flows for the years ended
December 31, 2006, 2005, and 2004	76

Notes to Financial Statements	78

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING USA Annuity and Life Insurance Company

We have audited the accompanying balance sheets of ING USA Annuity and Life Insurance Company as of December 31, 2006 and 2005, and the related statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ING USA Annuity and Life Insurance Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/	Ernst & Young LLP

Atlanta, Georgia

March 23, 2007

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Operations

(In millions)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Net investment income	$1,156.4	$1,102.2	$1,121.5
Fee income	939.2	745.6	569.2
Premiums	20.5	21.8	21.8
Net realized capital losses	(90.4)	(2.9)	(49.5)
Other income	-	0.7	0.3
Total revenue	2,025.7	1,867.4	1,663.3
Benefits and expenses:
Interest credited and other benefits to contractowners	1,169.7	1,085.8	1,133.0
Operating expenses	228.0	192.5	162.6
Amortization of deferred policy acquisition
costs and value of business acquired	293.0	318.9	186.8
Interest expense	30.3	29.6	5.1
Other expense	28.1	16.5	2.2
Total benefits and expenses	1,749.1	1,643.3	1,489.7
Income before income taxes and cumulative
effect of change in accounting principle	276.6	224.1	173.6
Income tax expense	64.4	34.2	80.7
Income before cumulative effect of change
in accounting principle	212.2	189.9	92.9
Cumulative effect of change in accounting
principle, net of tax	-	-	(1.0)
Net income	$212.2	$189.9	$91.9

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Balance Sheets

(In millions, except share data)

	As of December 31,
	2006	2005
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $17,071.8 at 2006 and $16,086.1 at 2005)	$17,054.4	$16,092.4
Equity securities, available-for-sale, at fair value
(cost of $39.1 at 2006 and $28.6 at 2005)	40.6	29.7
Short-term investments	134.3	55.9
Mortgage loans on real estate	3,687.6	3,766.8
Policy loans	162.5	166.1
Other investments	642.9	404.8
Securities pledged
(amortized cost of $875.5 at 2006 and $952.1 at 2005)	864.0	938.9
Total investments	22,586.3	21,454.6
Cash and cash equivalents	608.6	215.2
Short-term investments under securities loan agreement	102.6	140.2
Accrued investment income	183.7	175.0
Receivable for securities sold	20.3	32.1
Deposits and reinsurance recoverable from affiliate	4,759.0	4,068.1
Deferred policy acquisition costs	2,669.9	2,255.4
Value of business acquired	110.1	122.1
Sales inducements to contractowners	630.7	556.3
Short-term loan to affiliate	-	45.0
Due from affiliates	29.7	15.0
Current income taxes	4.6	-
Other assets	43.8	29.9
Assets held in separate accounts	37,928.3	30,262.8
Total assets	$69,677.6	$59,371.7

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Balance Sheets

(In millions, except share data)

	As of December 31,
	2006	2005
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$26,696.4	$24,225.3
Payables for securities purchased	48.3	0.8
Payables under securities loan agreement	102.6	140.2
Borrowed money	769.6	806.3
Notes to affiliates	435.0	435.0
Due to affiliates	46.4	39.7
Current income taxes	-	34.1
Deferred income taxes	262.5	135.7
Other liabilities	399.4	342.8
Liabilities related to separate accounts	37,928.3	30,262.8
Total liabilities	66,688.5	56,422.7

Shareholder's equity
Common stock (250,000 shares authorized, issued
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	3,978.4	4,143.1
Accumulated other comprehensive loss	(12.1)	(4.7)
Retained earnings (deficit)	(979.7)	(1,191.9)
Total shareholder's equity	2,989.1	2,949.0
Total liabilities and shareholder's equity	$69,677.6	$59,371.7

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Changes in Shareholder’s Equity

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2003	$2.5	$3,811.1	$188.1	$(1,473.7)	$2,528.0
Comprehensive income:
Net income	-	-	-	91.9	91.9
Other comprehensive loss,
net of tax:
Change in net unrealized capital gains (losses)
on securities ($(114.0) pretax)	-	-	(70.5)	-	(70.5)
Minimum pension liability	-	-	(4.9)	-	(4.9)
Total comprehensive income					16.5
Contribution of capital	-	230.0	-	-	230.0
Balance at December 31, 2004	2.5	4,041.1	112.7	(1,381.8)	2,774.5
Comprehensive income:
Net income	-	-	-	189.9	189.9
Other comprehensive loss,
net of tax:
Change in net unrealized capital gains (losses)
on securities ($(185.2) pretax)	-	-	(118.4)	-	(118.4)
Minimum pension liability ($(1.1) pretax)	-	-	1.0	-	1.0
Total comprehensive income					72.5
Contribution of capital	-	100.0	-	-	100.0
Employee share-based payments	-	2.0	-	-	2.0
Balance at December 31, 2005	2.5	4,143.1	(4.7)	(1,191.9)	2,949.0
Comprehensive income:
Net income	-	-	-	212.2	212.2
Other comprehensive loss,
net of tax:
Change in net unrealized capital gains (losses)
on securities ($(10.7) pretax)	-	-	(7.3)	-	(7.3)
Pension liability ($0.6 pretax)	-	-	0.4	-	0.4
Other	-	-	1.1	-	1.1
Total comprehensive income					206.4
Cumulative effect of change of accounting
principle ($(2.4) pretax)	-	-	(1.6)	-	(1.6)
Capital distribution paid	-	(170.0)	-	-	(170.0)
Employee share-based payments	-	4.1	-	-	4.1
Other	-	1.2	-	-	1.2
Balance at December 31, 2006	$2.5	$3,978.4	$(12.1)	$(979.7)	$2,989.1

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$212.2	$189.9	$91.9
Adjustments to reconcile net income to
net cash provided by operating activities:
Capitalization of deferred policy acquisition costs
and sales inducements	(831.9)	(715.3)	(688.3)
Amortization of deferred policy acquisition costs,
value of business acquired, and sales inducements	367.1	387.7	252.3
Net accretion/decretion of discount/premium	57.7	93.1	139.6
Future policy benefits, claims reserves, and
interest credited	1,179.9	1,078.4	916.7
Provision for deferred income taxes	131.4	192.0	75.4
Net realized capital (gains) losses	90.4	2.9	49.5
Change in:
Accrued investment income	(8.7)	26.7	(9.0)
Reinsurance recoverable (excluding GICs)	(52.1)	(31.1)	11.2
Other receivables and asset accruals	(13.9)	(1.6)	(8.2)
Due to/from affiliates	(8.0)	(18.9)	(19.8)
Other payables and accruals	(3.1)	39.3	41.2
Employee share-based payments	4.1	2.0	-
Other	1.1	-	-
Net cash provided by operating activities	1,126.2	1,245.1	852.5
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	10,496.1	16,027.0	17,876.4
Equity securities, available-for-sale	15.8	20.7	106.8
Mortgage loans on real estate	523.7	739.7	388.6
Acquisition of:
Fixed maturities, available-for-sale	(11,446.3)	(17,518.1)	(20,517.6)
Equity securities, available-for-sale	(25.4)	(14.1)	(20.2)
Mortgage loans on real estate	(444.4)	(658.0)	(856.4)
Short-term investments, net	(79.7)	(49.1)	(6.6)
Other investments	(266.9)	(187.4)	(268.2)
Other	3.6	2.9	(3.2)
Net cash used in investing activities	(1,223.5)	(1,636.4)	(3,300.4)

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Financing Activities:
Deposits received for investment contracts	5,788.4	5,225.6	5,888.2
Maturities and withdrawals from investment contracts	(4,497.2)	(5,039.7)	(3,244.4)
Reinsurance recoverable on investment contracts	(638.8)	(120.5)	(747.4)
Notes to affiliates	45.0	-	350.0
Short-term loan to affiliate	-	139.2	(63.8)
Short-term borrowings	(36.7)	92.9	179.2
Capital distribution to Parent	(170.0)	-	-
Capital contribution from Parent	-	100.0	230.0
Net cash provided by financing activities	490.7	397.5	2,591.8
Net increase in cash and cash equivalents	393.4	6.2	143.9
Cash and cash equivalents, beginning of year	215.2	209.0	65.1
Cash and cash equivalents, end of year	$608.6	$215.2	$209.0
Supplemental cash flow information:
Income taxes (received) paid, net	$(30.2)	$(174.7)	$8.3
Interest paid	$66.2	$52.1	$14.2

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

1.	Organization and Significant Accounting Policies

Basis of Presentation

ING USA Annuity and Life Insurance Company (“ING USA” or the “Company,” as appropriate) is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. ING USA is authorized to conduct its insurance business in all states, except New York, and in the District of Columbia.

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

The Company also offers guaranteed investment contracts and funding agreements (collectively referred to as “GICs”), sold primarily to institutional investors and corporate benefit plans. These products are marketed by home office personnel or through specialty insurance brokers.

The Company previously provided interest-sensitive, traditional life insurance, and health insurance. The Company no longer issues these products. The life insurance business is in run-off, and the Company has ceded to other insurers all health insurance.

The Company has one operating segment.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Recently Adopted Accounting Standards

Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“FAS No. 158”). FAS No. 158 requires an employer to:

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS No. 158. The effect of adopting FAS No. 158 on the Company’s financial condition at December 31, 2006 is included in the accompanying financial statements. FAS No. 158 did not have a significant effect on the Company’s financial condition at December 31, 2005 or 2004. The provisions regarding the change in the measurement date of postretirement benefit plans are not applicable, as the Company already uses a measurement date of December 31 for its pension plans.

The incremental effects of adopting the provisions of FAS No. 158 on the Company’s Balance Sheet at December 31, 2006, are as follows:

	Prior to	Effects of	As Reported at
	Adopting	Adopting	December 31,
	FAS No. 158	FAS No. 158	2006

Deferred income taxes	$263.3	$(0.8)	$262.5
Other liabilities	397.0	2.4	399.4
Accumulated other comprehensive loss	(10.5)	(1.6)	(12.1)

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

SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS No. 115-1”). FSP FAS No. 115-1 replaces the impairment evaluation guidance of the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”).

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

FSP FAS No. 115-1 was effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. As a result of adopting FSP FAS No. 115-1, the Company recognized impairment losses of $22.3 and $3.1 for the years ended December 31, 2006 and 2005, respectively, related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

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

The Company’s limited partnership investment totaling $19.7 in Powers Ferry Properties Ltd Partnership (“PFP”), an affiliate acquired on May 12, 2005, is accounted for using the equity method, as ING USA does not have substantive kick-out or participating rights and, therefore, cannot overcome the presumption of control by the general partner of PFP. As of December 31, 2006, the Company’s remaining investments in limited partnerships are generally considered variable interest entities under FIN 46R, and are accounted for using the cost or equity methods of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other investments on the Balance Sheets.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company early adopted the provisions of FAS No. 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provision of FAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant date fair value in accordance with the provisions of FAS No. 123R. Results for prior periods are not restated.

Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by FAS No. 123. No stock based employee compensation cost was recognized in the Statement of Operations during 2004, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2006 and 2005 were those of ING, the Company’s ultimate parent.

As a result of adopting FAS No. 123R, the Company’s Net income for the years ended December 31, 2006 and 2005, was $5.2 and $3.5, respectively, lower than if it had continued to account for share-based payments under APB No. 25. The fair value of shares granted during 2006 and 2005 was $7.0 and $7.9, respectively, as of December 31, 2006 and 2005, respectively, and will be expensed over a vesting period of 3 years. Prior to the adoption of FAS No. 123R, no modifications were made to outstanding options, and there were no significant changes to valuation methodologies as a result of the adoption of FAS No. 123R.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP’s requirements to establish additional liabilities for certain guaranteed benefits and products with patterns of cost of insurance charges resulting in losses in later policy durations from the insurance benefit function and to defer, amortize, and recognize separately, sales inducements to contractowners. Upon adoption of SOP 03-1 on January 1, 2004, the Company recognized a cumulative effect of a change in accounting principle of $(3.6), before tax, or $(2.3), net of $1.3 of income taxes. In addition, requirements for certain separate account arrangements that do not meet the established criteria for separate asset and liability recognition are applicable to the Company, however, the Company’s policies on separate account assets and liabilities have historically been, and continue to be, in conformity with the requirements newly established.

In the fourth quarter of 2004, the cumulative effect of a change in accounting principle was revised due to the Company’s implementation of Technical Practice Aid 6300.05-6300.08 “Q&As Related to the Implementation of SOP 03-1, ‘Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”’ (the “TPA”).

The TPA, which was approved in September 2004, provided additional guidance regarding certain implicit assessments that may be used in the testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provided additional guidance surrounding the allowed level of aggregation of additional liabilities determined under SOP 03-1. While the TPA was implemented during the fourth quarter of 2004, the TPA is retroactive to the original implementation date of SOP 03-1, January 1, 2004 and is reported as an adjustment to SOP 03-1’s cumulative effect of a change in accounting principle. The adoption of the TPA reduced the Company’s cumulative effect of a change in accounting principle by $2.0, before tax, and decreased quarterly 2004 Net income approximately $0.6 in each quarter, for a total decrease of $2.3.

New Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which allows a company to make an irrevocable election, on specific election dates, to measure eligible items at fair value. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date, and any upfront costs and fees related to the item will be recognized in earnings as incurred. Items eligible for the fair value option include:

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

▪	Certain recognized financial assets and liabilities;
▪	Rights and obligations under certain insurance contracts that are not financial instruments;
▪	Host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument; and
▪	Certain commitments.

FAS No. 159 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted under certain conditions. As of the effective date, the fair value option may be elected for eligible items that exist on that date. The effect of the first remeasurement to fair value shall be reported as a cumulative effect adjustment to the opening balance of retained earnings. As application of the standard is optional, any impact is limited to those financial assets and liabilities to which FAS No. 159 is applied. The Company is currently evaluating the items to which the fair value option may be applied.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 provides guidance for using fair value to measure assets and liabilities whenever other standards require (or permit) assets or liabilities to be measured at fair value. FAS No. 157 does not expand the use of fair value in any new circumstances.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. As a result of implementing FIN 48, the Company expects to recognize a cumulative effect of change in accounting principle between $1.0 and $3.0 as a reduction to January 1, 2007 Retained earnings.

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

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

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

FAS No. 155 is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring after the beginning of the first fiscal year that commences after September 15, 2006, and was adopted by the Company on January 1, 2007. The Company does not expect FAS No. 155 to have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006 and is effective for the Company on January 1, 2007. The Company estimates that the impact of adoption of SOP 05-1 will not exceed $30.0 after tax, which will be recorded as a reduction to retained earnings. The Company continues to analyze the impact of adoption relative to a limited number of the Company's annuity products. As a result, the actual impact of the adoption of SOP 05-1 may differ from our estimates as new implementation guidance and evolving industry practice may affect the Company's interpretation.

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

Investments

All of the Company’s fixed maturities and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Shareholder’s equity, after adjustment for related changes in deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), and deferred income taxes.

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

Valuation

The fair values for fixed maturities are largely determined by one of two pricing methods: published price quotations or valuation techniques with market inputs. Security pricing is applied using a hierarchy or “waterfall” approach, whereby prices are first sought from published price quotations, including pricing services or broker-dealer quotations. Published price quotations may be unavailable or deemed unreliable, due to a limited market, for securities that are rarely traded or are traded only in privately negotiated transactions. As such, fair values for the remaining securities, consisting primarily of privately placed bonds, are then determined using risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. The fair values for actively traded equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value, where applicable.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Mortgage loans on real estate are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses). At December 31, 2006 and 2005, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 19.9% and 19.5% of properties in California at December 31, 2006 and 2005, respectively.

Policy loans are carried at unpaid principal balances.

Short-term investments, consisting primarily of money market instruments and other fixed maturity issues purchased with an original maturity of 91 days to one year, are considered available-for-sale and are carried at fair value.

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

Guaranteed minimum withdrawals benefits (“GMWBs”) without life contingent payouts and guaranteed minimum accumulation benefits (“GMABs”) represent an embedded derivative liability in the variable annuity contract that is required to be reported separately from the host variable annuity contract. The option component of a fixed indexed annuity (“FIA”) also represents an embedded derivative. These embedded derivatives are carried at fair value based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning contractowner behavior.

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

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. Reverse repurchase agreements are included in Cash and cash equivalents on the Balance Sheets.

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

The Company enters into interest rate, equity market, credit default, total return, and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also purchases options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as either Other investments or Other liabilities, as appropriate, on the Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Statements of Operations.

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

Embedded derivatives within fixed maturity instruments are included in Fixed maturities, available-for-sale, on the Balance Sheets, and changes in fair value are recorded in Net realized capital gains (losses) in the Statements of Operations.

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

Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable universal life and variable deferred annuity products. One of the most significant assumptions involved in the estimation of future gross profits is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Other significant assumptions include surrender and lapse rates, \estimated interest spread, and estimated mortality.

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

At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised (“unlocking”), retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. Sustained decreases in investment, mortality, and expense margins, and thus estimated future profits, however, increase the rate of amortization.

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

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Reserve interest rates varied by product up to 7.8% for 2006 and up to 8.0% for 2005 and 2004.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2006, 2005, and 2004, reserve interest discount rates varied up to 8.0%.

Reserves for FIAs are computed in accordance with FAS No. 97 and FAS No. 133. Accordingly, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in the Statement of Operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses, less the present value of future net premiums.

Under SOP 03-1, the Company calculates additional liabilities (“SOP 03-1 reserves”) for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The SOP 03-1 reserve recognized for such products is in addition to the liability previously held and recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

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

The SOP 03-1 reserve for GMWBs with life contingent payouts and guaranteed minimum income benefits (“GMIBs”) is determined each period by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if the actual experience or other evidence suggests that earlier assumptions should be revised.

GMABs and GMWBs without life contingent payouts are considered to be derivatives under FAS No. 133. The additional reserves for these guarantees are recognized at fair value through the Statement of Operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Reserves for GICs are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

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

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners who bear the investment risk, subject, in limited cases, to certain minimum guarantees. Investment income and investment gains and losses generally accrue directly to such contractowners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company or its affiliates.

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

Separate account assets and liabilities are carried at fair value and shown as separate captions in the Balance Sheets. Deposits, investment income, and net realized and unrealized capital gains (losses) of the separate accounts, however, are not reflected in the Statements of Operations (with the exception of realized and unrealized capital gains (losses) on the assets supporting the guaranteed interest option). The Statements of Cash Flows do not reflect investment activity of the separate accounts.

Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for separate presentation in the Balance Sheets (primarily guaranteed interest options), and revenue and expenses related to such arrangements, are consolidated in the financial statements with the general account. At December 31, 2006 and 2005 unrealized capital (losses) gains of $(4.1) and $22.1, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in Shareholder’s equity.

Reinsurance

The Company utilizes reinsurance agreements to reduce its exposure to large losses in most aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as the direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company’s Balance Sheets.

Participating Insurance

Participating business approximates 11.4% of the Company’s ordinary life insurance in force and 26.7% of life insurance premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Amounts allocable to participating contractowners are based on published dividend projections or expected dividend scales. Dividends to participating policyholders of $15.4, $15.8, and $16.2, were incurred during the years ended December 31, 2006, 2005, and 2004, respectively.

Income Taxes

The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses (benefits)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

2.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$276.9	$0.2	$1.4	$275.7
U.S. government agencies and authorities	220.9	0.6	2.2	219.3
State, municipalities, and political
subdivisions	43.0	0.5	0.4	43.1

U.S. corporate securities:
Public utilities	1,324.5	21.1	17.8	1,327.8
Other corporate securities	5,138.6	50.3	49.7	5,139.2
Total U.S. corporate securities	6,463.1	71.4	67.5	6,467.0

Foreign securities(1):
Government	486.1	16.2	4.3	498.0
Other	2,843.9	32.3	46.6	2,829.6
Total foreign securities	3,330.0	48.5	50.9	3,327.6

Residential mortgage-backed securities	3,841.4	44.8	62.8	3,823.4
Commercial mortgage-backed securities	1,928.6	15.1	20.2	1,923.5
Other asset-backed securities	1,843.4	5.2	9.8	1,838.8

Total fixed maturities, including
securities pledged	17,947.3	186.3	215.2	17,918.4
Less: securities pledged	875.5	2.4	13.9	864.0
Total fixed maturities	17,071.8	183.9	201.3	17,054.4
Equity securities	39.1	1.5	-	40.6

Total investments, available-for-sale	$17,110.9	$185.4	$201.3	$17,095.0

(1) Primarily U.S. dollar denominated.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2005.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$144.3	$0.6	$0.1	$144.8
U.S. government agencies and authorities	331.7	0.5	3.6	328.6
State, municipalities, and political
subdivisions	20.1	-	0.7	19.4

U.S. corporate securities:
Public utilities	1,578.9	39.6	19.0	1,599.5
Other corporate securities	5,076.6	86.2	62.0	5,100.8
Total U.S. corporate securities	6,655.5	125.8	81.0	6,700.3

Foreign securities(1):
Government	464.7	13.8	4.1	474.4
Other	2,446.0	33.3	36.9	2,442.4
Total foreign securities	2,910.7	47.1	41.0	2,916.8

Residential mortgage-backed securities	3,942.3	31.2	70.5	3,903.0
Commercial mortgage-backed securities	1,309.8	17.0	19.5	1,307.3
Other asset-backed securities	1,723.8	6.8	19.5	1,711.1

Total fixed maturities, including
securities pledged	17,038.2	229.0	235.9	17,031.3
Less: securities pledged	952.1	1.0	14.2	938.9
Total fixed maturities	16,086.1	228.0	221.7	16,092.4
Equity securities	28.6	1.1	-	29.7

Total investments, available-for-sale	$16,114.7	$229.1	$221.7	$16,122.1

(1) Primarily U.S. dollar denominated.

At December 31, 2006 and 2005, net unrealized depreciation was $27.4 and $5.8, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities.

The amortized cost and fair value of fixed maturities as of December 31, 2006, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$426.8	$425.1
After one year through five years	4,547.0	4,541.1
After five years through ten years	3,918.9	3,905.2
After ten years	1,441.2	1,461.3
Mortgage-backed securities	5,770.0	5,746.9
Other asset-backed securities	1,843.4	1,838.8
Less: securities pledged	875.5	864.0
Fixed maturities, excluding securities pledged	$17,071.8	$17,054.4

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at December 31, 2006 or 2005.

The Company does not have any significant exposure to subprime mortgage loans. The only exposure, if any, would arise from the Company's investment in mortgage-backed securities. These securities are primarily agency-backed and are highly rated. The average rating was AAA at December 31, 2006.

At December 31, 2006 and 2005, fixed maturities with fair values of $10.7 and $11.7, respectively, were on deposit as required by regulatory authorities.

The Company has various categories of collateralized mortgage obligations (“CMOs”) that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2006 and 2005, approximately 1.4% and 1.2%, respectively, of the Company’s CMO holdings were invested in types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At December 31, 2006 and 2005, the Company had $226.7 and $126.1, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. At December 31, 2006 and 2005, assets with a carrying value of approximately $703.0 and $159.4, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements. At December 31, 2006 and 2005, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $765.7 and $808.0, respectively. The repurchase obligation related to dollar rolls and repurchase agreements totaled $769.6 and $806.3 at December 31, 2006 and 2005, respectively.

The Company also enters into reverse repurchase agreements. At December 31, 2006 and 2005, the carrying value of the securities in reverse repurchase agreements was $16.4 and $15.3, respectively.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2006 and 2005. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities at December 31, 2006 and 2005, were primarily related to interest rate movement, or spread widening, and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at December 31, 2006 and 2005.

	Less than	More than
	Six Months	Six Months and	More than	Total
	Below	less than Twelve	Twelve Months	Unrealized
	Amortized	Months Below	Below	Capital
2006	Cost	Amortized Cost	Amortized Cost	Losses
Interest rate or spread widening	$12.8	$6.2	$103.4	$122.4
Mortgage and other asset-backed
securities	14.6	5.6	72.6	92.8
Total unrealized capital losses	$27.4	$11.8	$176.0	$215.2
Fair value	$3,095.9	$905.9	$6,026.5	$10,028.3

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Less than	More than
	Six Months	Six Months and	More than	Total
	Below	less than Twelve	Twelve Months	Unrealized
	Amortized	Months Below	Below	Capital
2005	Cost	Amortized Cost	Amortized Cost	Losses
Interest rate or spread widening	$45.4	$32.3	$48.7	$126.4
Mortgage and other asset-backed
securities	47.5	29.7	32.3	109.5
Total unrealized capital losses	$92.9	$62.0	$81.0	$235.9
Fair value	$5,745.3	$2,266.9	$2,243.0	$10,255.2

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 97.2% of the average book value. In addition, this category includes 1,119 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2006.

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2006, 2005, and 2004.

	2006		2005		2004
		No. of		No. of		No. of
Impairment		Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$0.1	1	$0.1	1	$-	-
U.S. corporate	15.8	63	3.0	12	-	-
Foreign	3.5	13	0.1	1	8.5	4
Residential mortgage-backed	12.7	68	16.4	86	9.1	88
Commercial mortgage-backed	-	-	1.2	1	-	-
Other asset-backed	1.2	2	0.5	2	11.5	6
Limited partnerships	0.5	2	0.5	1	2.2	1
Total	$33.8	149	$21.8	104	$31.3	99

The above schedule includes $11.5, $18.7, and $31.3, in other-than-temporary write-downs for the years ended December 31, 2006, 2004, and 2004, respectively, related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $22.3 and $3.1 in write-downs for the years ended December 31, 2006 and 2005, respectively, are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of FSP FAS No. 115-1. The following table summarizes these write-downs by type for the years ended December 31, 2006 and 2005.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$0.1	1	$0.1	1
U.S. corporate	15.8	63	2.6	11
Foreign	3.5	13	-	-
Residential mortgage-backed	1.7	4	0.4	1
Other asset-backed	1.2	2	-	-
Total	$22.3	83	$3.1	13

The remaining fair value of fixed maturities with other-than-temporary impairments at December 31, 2006 and 2005 was $415.7 and $255.3, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Investment Income

Sources of Net investment income were as follows for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Fixed maturities, available-for-sale	$1,009.7	$936.4	$953.1
Equity securities, available-for-sale	1.9	1.2	1.7
Mortgage loans on real estate	225.3	238.4	221.8
Policy loans	9.1	9.1	9.8
Short-term investments and cash equivalents	5.5	4.1	1.4
Other	13.9	10.5	15.0
Gross investment income	1,265.4	1,199.7	1,202.8
Less: investment expenses	109.0	97.5	81.3
Net investment income	$1,156.4	$1,102.2	$1,121.5

At December 31, 2006 and 2005, the Company had $30.5 and $47.4, respectively, of non-income producing investments in fixed maturities.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investment on disposal is determined based on specific identification of securities using the first-in, first-out method. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Fixed maturities, available-for-sale	$(43.8)	$45.4	$51.0
Equity securities, available-for-sale	0.9	0.2	6.4
Derivatives	(48.2)	(48.3)	(104.9)
Other	0.7	(0.2)	(2.0)
Net realized capital losses	$(90.4)	$(2.9)	$(49.5)
After-tax net realized capital losses	$(58.8)	$(1.9)	$(32.2)

The increase in net realized capital losses for the year ended December 31, 2006, reflects higher losses on investments in fixed maturities. The losses on fixed maturities were primarily driven by the interest rate environment, which generally increased during 2006. The net losses on fixed maturities were partially offset by a related decrease in the amortization of DAC and VOBA.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross gains and losses were as follows for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Proceeds on sales	$5,543.1	$9,317.1	$9,916.3
Gross gains	64.5	97.2	145.5
Gross losses	78.0	75.2	59.3

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

Other financial instruments reported as assets and liabilities: The carrying amounts for these financial instruments (primarily derivatives and limited partnerships) approximate the fair value of the assets and liabilities. Derivatives are carried at fair value on the Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at December 31, 2006 and 2005.

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$17,918.4	$17,918.4	$17,031.3	$17,031.3
Equity securities, available-for-sale	40.6	40.6	29.7	29.7
Mortgage loans on real estate	3,687.6	3,657.0	3,766.8	3,774.8
Policy loans	162.5	162.5	166.1	166.1
Cash, cash equivalents,
and Short-term investments
under securities loan agreement	711.2	711.2	355.4	355.4
Other investments	777.2	782.1	460.7	465.6
Assets held in separate accounts	37,928.3	37,928.3	30,262.8	30,262.8
Liabilities:
Investment contract liabilities:
Deferred annuities	19,732.4	18,108.0	18,486.5	17,145.6
Guaranteed investment contracts
and funding agreements	4,603.8	4,591.1	3,362.2	3,352.9
Supplementary contracts and
immediate annuities	931.1	931.1	893.3	893.3
Liabilities related to separate
accounts	37,928.3	37,928.3	30,262.8	30,262.8
Derivatives	64.2	64.2	44.4	44.4
Notes to affiliates	435.0	459.2	435.0	507.2

Fair value estimates are made at a specific point in time, based on available market information and judgments about various financial instruments, such as estimates of timing and amounts of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized capital gains (losses). In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company’s management of interest rate, price, and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Derivative Financial Instruments

	Notional Amount		Fair Value
	2006	2005	2006	2005
Interest Rate Caps
Interest rate caps are used to manage the interest
rate risk in the Company’s fixed maturity portfolio.
Interest rate caps are purchased contracts that
provide the Company with an annuity in an
increasing interest rate environment.	$-	$91.2	$-	$-

Interest Rate Swaps
Interest rate swaps are used to manage the interest
rate risk in the Company's fixed maturity portfolio,
as well as the Company's liabilities. Interest rate
swaps represent contracts that require the exchange
of cash flows at regular interim periods, typically
monthly or quarterly.	3,856.1	3,535.5	40.8	58.2

Foreign Exchange Swaps
Foreign exchange swaps are used to reduce the risk
of a change in the value, yield, or cash flow with
respect to invested assets. Foreign exchange
swaps represent contracts that require the
exchange of foreign currency cash flows for
U.S. dollar cash flows at regular interim periods,
typically quarterly or semi-annually.	244.8	206.2	(28.7)	(24.0)

Credit Default Swaps
Credit default swaps are used to reduce the credit loss
exposure with respect to certain assets that the
Company owns, or to assume credit exposure on
certain assets that the Company does not own.
Payments are made to or received from the
counterparty at specified intervals and amounts
for the purchase or sale of credit protection. In the
event of a default on the underlying credit exposure,
the Company will either receive an additional
payment (purchased credit protection) or will be
required to make an additional payment (sold credit
protection) equal to the notional value of the swap
contract.	260.3	112.0	(0.1)	(0.3)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Notional Amount		Fair Value
	2006	2005	2006	2005
Total Return Swaps
Total return swaps are used to assume credit exposure
to a referenced index or asset pool. The difference
between different floating-rate interest amounts
calculated by reference to an agreed upon notional
principal amount is exchanged with other parties
at specified intervals.	$65.0	$-	$0.1	$-

Swaptions
Swaptions are used to manage interest rate risk in
the Company's CMOB portfolio. Swaptions are
contracts that give the Company the option to
enter into an interest rate swap at a specific
future date.	665.0	150.0	3.7	-

Futures
Futures contracts are used to hedge against a decrease
in certain equity indices. Such decrease may result
in a decrease in variable annuity account values,
which would increase the possibility of the Company
incurring an expense for guaranteed benefits in
excess of account values. The futures income would
serve to offset this increased expense. The under-
lying reserve liabilities are valued under either
SOP 03-01, or FAS No. 133 (see discussion under
"Reserves" section) and the change in reserve
liability is recorded in Interest credited and other
benefits to contractowners. The gain or loss on
futures is recorded in Net realized capital gains (losses).	1,265.9	1,530.9	3.8	7.2

Options
Call options are used to hedge against an increase
in the various equity indices. Such increase may
result in increased payments to contract holders
of fixed indexed annuity contracts, and the options
offset this increased expense. The put options
are used to hedge the liability associated with
embedded derivatives in variable annuity contracts.
Both the options and the embedded derivative
reserve are carried at fair value. The change in value
of the options are recorded in Net realized capital
gains (losses); the change in value of the embedded
derivative is recorded in Interest credited and
other benefits to contractowners.	6,341.7	4,183.7	387.0	215.8

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Notional Amount		Fair Value
	2006	2005	2006	2005
Embedded Derivatives
The Company also has investments in certain fixed
maturity instruments, and has issued certain retail
annuity products, that contain embedded derivatives
whose market value is at least partially determined by,
among other things, levels of or changes in domestic
and/or foreign interest rates (short- or long-term),
exchange rates, prepayment rates, equity rates, or
credit ratings/spreads.
Within securities	N/A*	N/A*	5.1	(0.3)
Within retail annuity products	N/A*	N/A*	820.2	389.2

* N/A - not applicable.

Interest Rate Swaps

Interest rate swaps include two agreements with Security Life of Denver Insurance Company (“Security Life”), an affiliate, with notional amounts of $100.0 and fair values of $(1.8) and $(0.9) at December 31, 2006 and $(0.3) and $(0.2) at December 31, 2005 (see Related Party Transactions footnote for further information).

Credit Default Swaps

As of December 31, 2006, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $119.8.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

4.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the years ended December 31, 2006, 2005, and 2004.

Balance at January 1, 2004	$1,826.7
Deferrals of commissions and expenses	587.4
Amortization:
Amortization	(266.0)
Interest accrued at 5% to 6%	85.7
Net amortization included in the Statements of Operations	(180.3)
Change in unrealized capital gains (losses) on available-for-sale securities	(47.4)
Implementation of SOP and TPA	(482.3)
Balance at December 31, 2004	1,704.1
Deferrals of commissions and expenses	614.0
Amortization:
Amortization	(400.2)
Interest accrued at 5% to 6%	105.5
Net amortization included in the Statements of Operations	(294.7)
Change in unrealized capital gains (losses) on available-for-sale securities	232.0
Balance at December 31, 2005	2,255.4
Deferrals of commissions and expenses	681.9
Amortization:
Amortization	(421.7)
Interest accrued at 5% to 6%	138.1
Net amortization included in the Statements of Operations	(283.6)
Change in unrealized capital gains (losses) on available-for-sale securities	16.2
Balance at December 31, 2006	$2,669.9

The estimated amount of DAC to be amortized, net of interest, is $469.0, $426.7, $363.9, $319.3, and $285.9, for the years 2007, 2008, 2009, 2010, and 2011, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Activity within VOBA was as follows for the years ended December 31, 2006, 2005, and 2004.

Balance at January 1, 2004	$111.5
Amortization:
Amortization	(13.3)
Interest accrued at 4% to 5%	6.8
Net amortization included in the Statements of Operations	(6.5)
Change in unrealized capital gains (losses) on available-for-sale securities	(0.5)
Implementation of SOP and TPA	7.7
Balance at December 31, 2004	112.2
Amortization:
Amortization	(30.8)
Interest accrued at 4% to 5%	6.6
Net amortization included in the Statements of Operations	(24.2)
Change in unrealized capital gains (losses) on available-for-sale securities	34.1
Balance at December 31, 2005	122.1
Amortization:
Amortization	(15.0)
Interest accrued at 4% to 5%	5.6
Net amortization included in the Statements of Operations	(9.4)
Change in unrealized capital gains (losses) on available-for-sale securities	(2.6)
Balance at December 31, 2006	$110.1

The estimated amount of VOBA to be amortized, net of interest, is $16.2, $12.0, $12.9, $11.3, and $10.3, for the years 2007, 2008, 2009, 2010, and 2011, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Analysis of DAC and VOBA - Annuity Products

The decrease in Amortization of DAC and VOBA in 2006 compared to 2005 is due to higher expected gross profits, which reflect revisions in prospective assumptions based on positive persistency experience and favorable equity market performance. The decrease was partially offset, however, by an increase in amortization driven by higher actual gross profits experience in 2006.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company revised and unlocked certain assumptions for its fixed and variable annuity products during 2006, 2005, and 2004. Unlocking adjustments and their acceleration (deceleration) impact on Amortization of DAC and VOBA were as follows for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Impact of separate account growth and contractowner
withdrawal behavior favorable to assumptions	$(42.6)	$(13.3)	$(6.6)
Unlock of contractowner withdrawal behavior
assumptions for variable and fixed annuities	-	-	(4.2)
Unlock of contractowner withdrawal behavior
assumptions for certain fixed deferred annuities	-	17.7	-
Unlock of future rate of spread income assumptions
on some fixed annuity liabilities	-	2.3	5.0
Unlock on long-term separate account growth assumption	-	4.8	-
Unlock of mortality and persistency assumptions	(19.8)	(4.2)	-
Total unlocking effect on Amortization of DAC and VOBA	$(62.4)	$7.3	$(5.8)

5.	Dividend Restrictions and Shareholder’s Equity

The Company’s ability to pay dividends to its parent is subject to the prior approval of the Iowa Division of Insurance for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of the Company’s statutory surplus at the prior year end or (2) the Company’s prior year statutory net gain from operations.

During 2006, the Company paid $170.0 in a return of capital distribution to its parent. During 2005 and 2004, the Company did not pay any dividends or return of capital distributions on its common stock to its parent.

During 2006, the Company did not receive any capital contributions from Lion. During 2005 and 2004, the Company received capital contributions of $100.0 and $230.0, respectively, from Lion to support sales activities.

The Insurance Division of the State of Iowa (the “Division”) recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net income (loss) was $(1.6), $6.9, and $96.1, for the years ended December 31, 2006, 2005, and 2004, respectively. Statutory capital and surplus was $1,660.7 and $1,846.6 as of December 31, 2006 and 2005, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2006, the Company did not utilize any statutory accounting practices that are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affected statutory capital and surplus.

6.	Additional Insurance Benefits and Minimum Guarantees

Under SOP 03-1, the Company calculates additional liabilities (“SOP 03-1 reserve”) for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees.

The following assumptions and methodology were used to determine the GMDB SOP 03-1 reserve at December 31, 2006.

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

The assumptions used for calculating the additional GMIB liability at December 31, 2006, are consistent with those used for the calculating the additional GMDB liability. In addition, the calculation of the GMIB liability assumes dynamic surrenders and dynamic annuitization reflecting the extent to which the benefit, at the time of payment, has a positive value.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The separate account liabilities subject to SOP 03-1 for minimum guaranteed benefits, and the additional liabilities recognized related to minimum guarantees, by type, as of December 31, 2006 and 2005, and the paid and incurred amounts by type for the years ended December 31, 2006 and 2005, were as follows:

	Guaranteed	Guaranteed	Guaranteed
	Minimum	Minimum	Minimum
	Death	Accumulation/	Income
	Benefit	Withdrawal Benefit	Benefit
	(GMDB)	(GMAB/GMWB)	(GMIB)
Separate account liability
at December 31, 2006	$37,928.5	$4,606.1	$18,036.9
Separate account liability
at December 31, 2005	$30,213.6	$2,536.1	$13,409.0

Additional liability balance:
Balance at January 1, 2005	$66.9	$9.6	$30.7
Incurred guaranteed benefits	64.9	(0.2)	30.2
Paid guaranteed benefits	(19.0)	-	-
Balance at December 31, 2005	112.8	9.4	60.9
Incurred guaranteed benefits	43.4	(16.6)	22.4
Paid guaranteed benefits	(16.5)	-	-
Balance at December 31, 2006	$139.7	$(7.2)	$83.3

The net amount at risk, net of reinsurance, and the weighted average attained age of contractowners by type of minimum guaranteed benefit, were as follows as of December 31, 2006 and 2005.

	Guaranteed	Guaranteed	Guaranteed
	Minimum	Minimum	Minimum
	Death	Accumulation/	Income
	Benefit	Withdrawal Benefit	Benefit
2006	(GMDB)	(GMAB/GMWB)	(GMIB)
Net amount at risk, net of reinsurance	$1,252.7	$27.8	$200.1
Weighted average attained age	62	64	58

2005
Net amount at risk, net of reinsurance	$1,428.7	$42.1	$246.3
Weighted average attained age	62	63	57

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2006 and 2005 was $37.9 billion and $30.3 billion, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

7.	Sales Inducements

During the year ended December 31, 2006, the Company capitalized and amortized $150.0 and $74.1, respectively, of sales inducements. During the year ended December 31, 2005, the Company capitalized and amortized $101.3 and $68.8, respectively, of sales inducements. The unamortized balance of capitalized sales inducements, net of unrealized capital gains (losses) on available-for-sale securities, was $630.7 and $556.3 as of December 31, 2006 and 2005, respectively.

8.	Income Taxes

Effective January 1, 2005, the Company files a consolidated federal income tax return with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, and certain other subsidiaries of ING AIH that are eligible corporations qualified to file consolidated federal income tax returns as part of the ING AIH affiliated group. Effective January 1, 2005, the Company is a party to a federal tax allocation agreement with ING AIH and its subsidiaries that are part of the group, whereby ING AIH charges its subsidiaries for federal taxes each subsidiary would have incurred were it not a member of the consolidated group and credits each subsidiary for losses at the statutory federal tax rate. For calendar year 2004, the Company filed a stand-alone federal income tax return.

Income tax expense (benefit) consisted of the following for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Current tax (benefit) expense:
Federal	$(67.6)	$(156.7)	$4.7
Total current tax (benefit) expense	(67.6)	(156.7)	4.7
Deferred tax expense:
Operations and capital loss carryforwards	151.0	43.6	31.5
Other federal deferred tax	(19.0)	147.3	44.5
Total deferred tax expense	132.0	190.9	76.0
Total income tax expense	$64.4	$34.2	$80.7

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes and cumulative effect of change in accounting principle for the following reasons for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Income before income taxes and cumulative
effect of change in accounting principle	$276.6	$224.1	$173.6
Tax rate	35.0%	35.0%	35.0%
Income tax at federal statutory rate	96.8	78.4	60.8
Tax effect of:
Meals and entertainment	0.6	0.4	0.5
Dividend received deduction	(42.9)	(20.4)	1.3
Investments	-	-	15.0
IRS audit settlements	-	(24.4)	-
Other	9.9	0.2	3.1
Income tax expense	$64.4	$34.2	$80.7

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2006 and 2005, are presented below.

	2006	2005
Deferred tax assets:
Operations and capital loss carryforwards	$-	$97.4
Future policy benefits	734.5	606.5
Goodwill	6.5	7.9
Investments	6.9	20.5
Employee compensation and benefits	31.3	17.8
Unrealized losses on investments	3.8	0.4
Other	9.7	19.0
Total gross assets	792.7	769.5
Deferred tax liabilities:
Deferred policy acquisition cost	(1,018.9)	(864.6)
Value of purchased insurance in force	(34.4)	(38.4)
Other	(1.9)	(2.2)
Total gross liabilities	(1,055.2)	(905.2)
Net deferred income liability	$(262.5)	$(135.7)

Net unrealized capital gains (losses) are presented as a component of Other comprehensive income (loss) in Shareholder’s equity, net of deferred taxes.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. No valuation allowance was established at December 31, 2006 and 2005, as management believed the above conditions did not exist.

The Company had a receivable from ING AIH of $4.6 and a payable of $34.1 to ING AIH at December 31, 2006 and 2005, respectively, for federal income taxes under the intercompany tax sharing agreement.

Under prior law, life insurance companies were allowed to defer from taxation a portion of income. Prior to 2006, deferred income of $14.4 was accumulated in the Policyholder’s Surplus Account and would only become taxable under certain conditions, which management believed to be remote. In 2004, Congress passed the American Jobs Creation Act of 2004, allowing certain tax-free distributions from the Policyholders’ Surplus Account during 2005 and 2006. During 2006, the Company made a return of capital distribution of $170.0, which eliminated the $14.4 balance in the Policyholders’ Surplus Account and, therefore, any potential tax on the accumulated balance.

The Company establishes reserves for possible proposed adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against, any such adjustments.

In 2005, the Internal Revenue Service ("IRS") completed its examination of the Company's returns for tax years 2000 and 2001. The provision for the year ended December 31, 2005, reflected non-recurring favorable adjustments, resulting from a reduction in the tax liability that was no longer deemed necessary based on the results of the IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the Company's positions.

The IRS is examining the Company’s income tax returns for tax years 2002 and 2003, with expected completion in 2007. Management is not aware of any adjustments as a result of this examination that would have a material impact on the Company’s financial statements. There are also various state tax audits in progress.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees’ participation in the Retirement Plan were $17.1, $15.9, and $11.4, for the years ended 2006, 2005, and 2004, respectively, and are included in Operating expenses in the Statements of Operations.

Defined Contribution Plans

ING North America sponsors the ING Savings Plan and ESOP (the “Savings Plan”). Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees) are eligible to participate, including the Company’s employees other than Company agents. The Savings Plan is a tax-qualified profit sharing and stock bonus plan, which includes an employee stock ownership plan (“ESOP”) component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation. All matching contributions are subject to a 4-year graded vesting schedule, although certain specified participants are subject to a 5-year graded vesting schedule. All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges to operations of the Company for the Savings Plan were $4.6, $4.2, and $3.5, for the years ended December 31, 2006, 2005, and 2004, respectively, and are included in Operating expenses in the Statements of Operations.

Other Benefit Plans

In addition to providing retirement plan benefits, the Company, in conjunction with ING North America, provides certain supplemental retirement benefits to eligible employees and health care and life insurance benefits to retired employees and other eligible dependents. The supplemental retirement plan includes a non-qualified defined benefit pension plan and a non-qualified defined contribution plan, which means all benefits are payable from the general assets of the Company. The post-retirement health care plan is contributory, with retiree contribution levels adjusted annually. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage. The benefits charges allocated to the Company related to all of these plans for the years ended December 31, 2006, 2005, and 2004, were $1.3, $1.1, and $1.5, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

10.	Related Party Transactions

Operating Agreements

The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

▪

Underwriting and distribution agreement with Directed Services LLC (“DSL”) (successor by merger to Directed Services, Inc.), an affiliated broker-dealer, for the variable insurance products issued by the Company. DSL is authorized to enter into agreements with broker-dealers to distribute the Company’s variable products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2006, 2005, and 2004, commission expenses were incurred in the amounts of $418.0, $371.5, and $371.4, respectively.

▪

Asset management agreement with ING Investment Management LLC (“IIM”), an affiliate, in which IIM provides asset management, administration, and accounting services for ING USA’s general account. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2006, 2005, and 2004, expenses were incurred in the amounts of $69.5, $71.8, and $69.8, respectively.

▪

Service agreement with DSL, in which the Company provides managerial and supervisory services to DSL and earns a fee that is calculated as a percentage of average assets in the variable separate accounts. For the years ended December 31, 2006, 2005, and 2004, revenue for these services was $62.0, $43.0, and $36.4, respectively.

▪

Services agreements with ING North America, dated September 1, 2000 and January 1, 2001, respectively, for administrative, management, financial, information technology, and finance and treasury services. For the years ended December 31, 2006, 2005, and 2004, expenses were incurred in the amounts of $95.4, $82.5, and $65.0, respectively.

▪

Services agreement between the Company and its U.S. insurance company affiliates dated January 1, 2001, amended effective January 1, 2002. For the years ended December 31, 2006, 2005, and 2004, expenses related to the agreements were incurred in the amount of $6.1, $5.7, and $5.1, respectively.

▪

Administrative Services Agreement between the Company, ReliaStar Life Insurance Company of New York (“RLNY”), an affiliate, and other U.S. insurance company affiliates dated March 1, 2003, amended effective August 1, 2004, in which the Company and affiliates provide services to RLNY. For the years ended December 31, 2006, 2005, and 2004, revenue related to the agreement was $5.8, $2.5, and $1.7, respectively.

▪

ING Advisors Network, a group of broker-dealers affiliated with the Company, distributes the Company’s annuity products. For the years ended December 31, 2006, 2005, and 2004, ING Advisors Network sold new contracts of $1,255.4, $1,082.0, and $1,121.8, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company’s expense and cost allocation methods.

Reinsurance Agreements

Effective May 1, 2005, ING USA entered into a coinsurance agreement with its affiliate, Security Life. Under the terms of the agreement, Security Life assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by ING USA between January 1, 2001 and December 31, 2003. In addition, ING USA assigned to Security Life all future premiums received by ING USA attributable to the ceded contract.

Under the terms of the agreement, ING USA ceded $2.5 billion in account balances and transferred a ceding commission and $2.7 billion in assets to Security Life, resulting in a realized capital gain of $47.9 to the Company.

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheet. The receivable will be adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission. The Company incurred amortization expense of the negative ceding commission of $23.5 and $14.2 for the years ended December 31, 2006 and 2005, respectively, which is included in Other expenses in the Statements of Operations.

In addition, the Company entered into a 100% coinsurance agreement with Security Life dated January 1, 2000, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after the effective date of the agreement. As of December 31, 2006 and 2005, the value of reserves ceded by the Company under this agreement was $16.0 and $21.0, respectively.

The Company is a party to a Facultative Coinsurance Agreement with Security Life of Denver Insurance Company effective August 20, 1999. Under the terms of the Agreement, the Company facultatively cedes certain GICs and funding agreements to Security Life on a 100% coinsurance basis. As of December 31, 2006 and 2005, respectively, the value of GIC reserves ceded by the Company under this agreement was $2.2 billion and $1.2 billion.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Financing Agreements

The Company maintains a reciprocal loan agreement with ING AIH to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004 and expires on January 14, 2014, either party can borrow from the other up to 3.0% of the Company's statutory admitted assets as of the preceding December 31. Interest on any ING USA borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%. Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

Under this agreement, the Company incurred interest expense of $1.5, $0.9, and $0.2, for the years ended December 31, 2006, 2005, and 2004, respectively. The Company earned interest income of $4.9, $4.3, and $2.5, for the years ended December 31, 2006, 2005, and 2004, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Statements of Operations. At December 31, 2006, the Company did not have any outstanding receivable from ING AIH under the reciprocal loan agreement. At December 31, 2005, the Company had $45.0 receivable from ING AIH under the reciprocal loan agreement.

Notes with Affiliates

The Company issued a 30-year surplus note in the principal amount of $35.0 on December 8, 1999, to its affiliate, Security Life, which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the note and related accrued interest is subordinate to payments due to contractowners and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of ING USA. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $2.8 for each of the years ended December 31, 2006, 2005, and 2004, respectively.

On December 29, 2004, the Company issued surplus notes in the aggregate principal amount of $400.0 (the “Notes”), scheduled to mature on December 29, 2034, to its affiliates, ING Life Insurance and Annuity Company, ReliaStar Life Insurance Company, and Security Life of Denver International, Limited, in an offering that was exempt from the registration requirements of the Securities Act of 1933. The Notes bear interest at a rate of 6.26% per year. Any payment of principle and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest expense was $25.4, $25.4, and $0.2, for the years ended December 31, 2006, 2005, and 2004, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Tax Sharing Agreements

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

Derivatives

On December 28, 2005, the Company entered into two interest rate swaps with Security Life to reduce the Company’s exposure to cash flow variability of assets and liabilities. Under the terms of the agreement, the Company pays the quarterly quoted 3-month Libor rate and receives a fixed rate of 4.8% and 4.9% for swaps that mature on December 30, 2010 and 2015, respectively. The notional amount of each swap is $100.0 at December 31, 2006 and 2005. The fair values are $(1.8) and $(0.9) for the December 30, 2010 and 2015 swaps, respectively, at December 31, 2006, and $(0.3) and $(0.2) for the December 30, 2010 and 2015 swaps, respectively, at December 31, 2005.

As of December 31, 2006 and 2005, the Company had call options with a notional amount of $935.4 and $1,151.9, respectively, and market value of $78.6 and $58.5, respectively, with ING Bank, an affiliate. Each of these contracts was entered into as a result of a competitive bid, which included unaffiliated counterparties.

Purchase of Investments

In conjunction with the May 19, 2005 sale of Life Insurance Company of Georgia (“LOG”), an affiliate, the Company purchased assets at fair value from LOG on May 12, 2005. In addition to purchasing $192.6 of investments, ING USA paid $19.7 for a 70.0% equity interest in PFP, and $7.1 for land located at 5780 Powers Ferry Road, Atlanta, Georgia. The limited partnership investment in PFP is accounted for at fair value as an equity method investment and is included in Other investments on the Balance Sheet.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

11.	Financing Agreements

The Company maintains a $100.0 uncommitted, perpetual revolving note facility with the Bank of New York ("BONY"). Interest on any of the Company borrowing accrues at an annual rate equal to a rate quoted by BONY to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the years ended December 31, 2006, 2005, and 2004. At December 31, 2006 and 2005, the Company had no amounts outstanding under the revolving note facility.

The Company also maintains a $75.0 uncommitted line-of-credit agreement with PNC Bank (“PNC”), effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. Interest on any of the Company borrowing accrues at an annual rate equal to the rate quoted by PNC to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the year ended December 31, 2006 and no interest expense for the year ended December 31, 2005. At December 31, 2006 and 2005, the Company had no amounts outstanding under the line-of-credit agreement.

The Company maintains a $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.) (“Svenska”), effective June 2, 2006. Borrowings are guaranteed by ING America Insurance Holdings, Inc. (“ING AIH”), with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. Interest on any of the Company’s borrowing accrues at an annual rate equal to the rate quoted by Svenska to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the year ended December 31, 2006. At December 31, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

Also see Financing Agreements in the Related Party Transactions footnote.

12.	Reinsurance

At December 31, 2006, the Company had reinsurance treaties with 16 unaffiliated reinsurers and one affiliated reinsurer covering a portion of the mortality risks and guaranteed death and living benefits under its variable contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Reinsurance ceded in force for life mortality risks were $755.3 and $822.2 at December 31, 2006 and 2005, respectively. Net receivables were comprised of the following at December 31, 2006 and 2005.

	2006	2005
Claims recoverable from reinsurers	$7.2	$5.4
Payable for reinsurance premiums	(2.3)	(1.6)
Reinsured amounts due to reinsurers	(29.9)	(2.4)
Reserve credits	9.1	13.6
Reinsurance ceded	2,265.7	1,352.6
Deposits	2,478.4	2,697.2
Other	30.8	3.3
Total	$4,759.0	$4,068.1

Premiums and Interest credited and other benefits to contractowners were reduced by the following amounts for reinsurance ceded for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Deposits ceded under reinsurance	$1,144.3	$722.2	$761.2
Premiums ceded under reinsurance	2.5	3.0	2.3
Reinsurance recoveries	657.6	703.4	61.4

13.	Commitments and Contingent Liabilities

Leases

The Company leases its office space and certain other equipment under operating leases, the longest term of which expires in 2017.

For the years ended December 31, 2006, 2005, and 2004, rent expense for leases was $8.3, $8.0, and $7.6, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2007 through 2011 are estimated to be $8.2, $8.0, $8.1, $6.5, and $5.2, respectively, and $29.1, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

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

At December 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $537.9, $143.2 of which was with related parties. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $456.1, $77.2 of which was with related parties. During 2006 and 2005, $32.4 and $32.8, respectively, was funded to related parties under off-balance sheet commitments.

Financial Guarantees

The Company owns 3-year credit-linked note arrangements, whereby the Company will reimburse the guaranteed parties upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2006, the maximum potential future exposure to the Company under the guarantees was $44.5.

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

Insurance and Retirement Plan Products and Other Regulatory Matters

The New York Attorney General, other federal and state regulators, and self-regulatory agencies are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; marketing practices; specific product types (including group annuities and indexed annuities); and disclosure. It is likely that the scope of these industry investigations will further broaden before they conclude. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

Action may be taken by regulators with respect to the Company or certain affiliates before investigations relating to fund trading are completed. The potential outcome of such action is difficult to predict but could subject the Company or certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

14.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of December 31, 2006, 2005, and 2004.

	2006	2005	2004
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(28.9)	$(6.9)	$451.4
Equity securities, available-for-sale	1.5	1.1	0.5
DAC/VOBA adjustment on
available-for-sale securities	21.1	7.5	(258.6)
Sales inducements adjustment on
available-for-sale securities	1.0	2.5	(6.7)
Other investments	(6.6)	(5.4)	(2.6)
Unrealized capital (losses) gains , before tax	(11.9)	(1.2)	184.0
Deferred income tax asset (liability)	3.8	0.4	(66.4)
Net unrealized capital (losses) gains	(8.1)	(0.8)	117.6
Pension liability, net of tax	(5.1)	(3.9)	(4.9)
Other	1.1	-	-
Accumulated other comprehensive (loss) income	$(12.1)	$(4.7)	$112.7

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Fixed maturities, available-for-sale	$(22.0)	$(458.3)	$(66.0)
Equity securities, available-for-sale	0.4	0.6	(4.6)
DAC/VOBA adjustment on
available-for-sale securities	13.6	266.1	(47.9)
Sales inducements adjustment on
available-for-sale securities	(1.5)	9.2	(6.7)
Other investments	(1.2)	(2.8)	11.2
Unrealized capital gains (losses), before tax	(10.7)	(185.2)	(114.0)
Deferred income tax asset (liability)	3.4	66.8	43.5
Net change in unrealized capital gains (losses)	$(7.3)	$(118.4)	$(70.5)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	2006	2005	2004
Net unrealized capital holding (losses) gains
arising during the year (1)	$(49.5)	$(69.2)	$(26.8)
Less: reclassification adjustment for (losses) gains
and other items included in Net income (2)	(42.2)	49.2	43.7
Net change in unrealized capital (losses) gains
on securities	$(7.3)	$(118.4)	$(70.5)

(1)	Pretax unrealized capital holding gains (losses) arising during the year were $(72.6), $(108.3), and $(41.2), for the years ended December 31, 2006, 2005, and 2004, respectively.

(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income were $(61.9), $76.9, and $67.2, for the years ended December 31, 2006, 2005, and 2004, respectively.

QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, unless otherwise stated)

2006	First	Second	Third	Fourth

Total revenue	$425.1	$502.2	$535.6	$562.8
Income before income taxes	54.1	54.2	75.6	92.7
Income tax expense	13.5	13.0	2.1	35.8
Net income	$40.6	$41.2	$73.5	$56.9

2005	First	Second	Third	Fourth

Total revenue	$462.4	$499.5	$460.8	$444.7
Income before income taxes	38.4	88.3	67.4	30.0
Income tax expense (benefit)	12.2	27.5	(12.9)	7.4
Net income	$26.2	$60.8	$80.3	$22.6

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

a)	Code of Ethics for Financial Professionals

The Company has approved and adopted a Code of Ethics for Financial Professionals (which was filed as Exhibit 14 to the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2004, File No. 033-87270), pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8-K filing.

b)	Designation of Board Financial Expert

The Company has designated David A. Wheat, Director, Executive Vice President and Chief Financial Officer of the Company, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Because the Company is a wholly-owned subsidiary of Lion Connecticut Holdings Inc., it does not have any outside directors sitting on its board.

Item 11.	Executive Compensation

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.	Principal Accounting Fees and Services
(Dollar amounts in millions, unless otherwise stated)

In 2006 and 2005, Ernst & Young LLP (“Ernst & Young”) served as the principal external auditing firm for ING, including ING USA. ING subsidiaries, including ING USA, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2006 and 2005 are detailed below, along with a description of the services rendered by Ernst & Young to the Company.

	2006		2005
Audit fees	$3.5		$1.8
Audit-related fees	0.1		0.3
Tax fees	-	*	-	*
All other fees	-	*	-	*
	$3.6		$2.1
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

Tax Fees

There were minimal tax fees allocated to ING USA in 2006 and 2005. Tax fees allocated to ING USA were primarily for tax compliance and accounting for income taxes. These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to ING USA in 2006 and 2005 under the category “all other fees.” Other fees allocated to ING USA under this category typically include fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consist primarily of non-recurring support and advisory services.

Pre-approval Policies and Procedures

ING USA has adopted the pre-approval policies and procedures of ING. Audit, audit-related, and non-audit, services provided to the Company by ING’s independent auditors are pre-approved by ING’s audit committee. Pursuant to ING’s pre-approval policies and procedures, the ING audit committee is required to pre-approve all services provided by ING’s independent auditors to ING and its affiliates, including the Company. The ING pre-approval policies and procedures distinguish five types of services: (1) audit services, (2) audit-related services, (3) tax services, (4) other services that are not audit, audit-related, tax, or prohibited services, and (5) prohibited services (as described in the Sarbanes-Oxley Act).

The ING pre-approval procedures consist of a general pre-approval procedure and a specific pre-approval procedure.

General Pre-approval Procedure

ING’s audit committee pre-approves audit, audit-related, tax, and other, services to be provided by ING’s external audit firms on an annual basis. The audit committee also sets the maximum annual amount for such pre-approved services. Throughout the year, ING’s audit committee receives from ING’s external audit firms an overview of all services provided, including related fees and supported by sufficiently detailed information. ING’s audit committee evaluates this overview retrospectively on a quarterly basis. Additionally, ING’s external audit firms and Corporate Audit Services monitor the amounts paid versus the pre-approved amounts throughout the year.

Specific Pre-approval Procedure

In addition to the general pre-approval procedure, each proposed independent auditor engagement that is expected to generate fees in excess of the pre-approved amounts, must be approved by the audit committee on a case-by-case basis.

In 2006 and 2005, 100% of each of the audit related services, tax services, and all other services were pre-approved by ING’s audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial statements. See Item 8. on page 70
2.	Financial statement schedules. See Index to Financial Statement Schedules on page 141

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

(f)      Interests in Fixed Account II under Variable Annuity Contracts - Incorporated herein by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 2, 2000 (File No. 333-28679, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 2 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on February 26, 2001 (File No. 333-30180, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 23, 1999 (File No. 333-28755, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 23, 1999 (File No. 333-66757, 811-5626), Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 26, 2001 (File No. 333-63692, 811-5626), Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on December 11, 2001 (File No.333-70600, 811-5626), Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on April 16, 2003 (File No. 333-90516, 811-5626) and Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on July 3, 2003 (File No. 333-101481, 811-5626).

(g)     Interest in the Guaranteed Account under Variable Annuity Contracts - Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-2 for Golden American Life Insurance Company, as filed with the SEC on June 29, 2001 (File No. 333-57212).

10. Material Contracts

(a)   Service Agreement, dated as of January 1, 1994, as amended March 7, 1995, between Golden American and Directed Services, Inc., incorporated by reference from Exhibit 10(b) to a Registration Statement on Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353).

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

(u)   Joinder Number 2005-1 to Tax Sharing Agreement, dated January 20, 2006, between ING USA Annuity and Life Insurance Company and ING America Insurance Holdings Inc., incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on May 12, 2006 (File No. 001-32625).

(v)   Coinsurance Agreement, effective May 1, 2005, between ING USA Annuity and Life Insurance Company and Security Life of Denver Insurance Company, incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on May 13, 2005 (File No. 033-87270).

(w)  Amendment Number 2006-1, dated as of September 11, 2006, to the Services Agreement between ING USA Annuity and Life Insurance Company and ING North America Insurance Company, incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on November 14, 2006 (File No. 001-32625).

12. Computation of Ratio of Earnings to Fixed Charges, filed herewith.

14.        ING Code of Ethics for Financial Professionals, incorporated by reference from Exhibit 14 to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

23. Consent of Independent Registered Public Accounting Firm, filed herewith.

• Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

• Certificate of Harry N. Stout pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

• Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

• Certificate of Harry N. Stout pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Financial Statement Schedules

		Page

Report of Independent Registered Public Accounting Firm		142

I.	Summary of Investments - Other than Investments in Affiliates as of
	December 31, 2006	143

IV.	Reinsurance Information as of and for the years ended
	December 31, 2006, 2005, and 2004	144

Schedules other than those listed above are omitted because they are not required or not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING USA Annuity and Life Insurance Company

We have audited the financial statements of ING USA Annuity and Life Insurance Company as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated March 23, 2007. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/	Ernst & Young LLP

Atlanta, Georgia

March 23, 2007

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule I

Summary of Investments – Other than Investments in Affiliates

As of December 31, 2006

(In millions)

			Amount
			Shown on
Type of Investments	Cost	Value*	Balance Sheet
Fixed maturities, available-for-sale:
U.S. Treasuries	$276.9	$275.7	$275.7
U.S. government agencies and authorities	220.9	219.3	219.3
State, municipalities, and political subdivisions	43.0	43.1	43.1
Public utilities securities	1,324.5	1,327.8	1,327.8
Other U.S. corporate securities	5,138.6	5,139.2	5,139.2
Foreign securities (1)	3,330.0	3,327.6	3,327.6
Residential mortgage-backed securities	3,841.4	3,823.4	3,823.4
Commercial mortgage-backed securities	1,928.6	1,923.5	1,923.5
Other asset-backed securities	1,843.4	1,838.8	1,838.8
Total fixed maturities, available-for-sale, including
securities pledged to creditors	$17,947.3	$17,918.4	$17,918.4

Equity securities, available-for-sale	$39.1	$40.6	$40.6

Mortgage loans on real estate	$3,687.6	$3,657.0	$3,687.6
Policy loans	162.5	162.5	162.5
Other investments	631.5	782.1	777.2
Total investments	$22,468.0	$22,560.6	$22,586.3

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule IV

Reinsurance Information

As of and for the years ended December 31, 2006, 2005, and 2004

(In millions)

					Percentage of
	Gross	Ceded	Assumed	Net	Assumed to Net
Year ended December 31, 2006
Life insurance in force	$6,596.5	$755.3	$-	$5,841.2	0.0%
Premiums:
Life insurance	22.8	2.3	-	20.5
Accident and health insurance	0.2	0.2	-	-
Total premiums	$23.0	$2.5	$-	$20.5

Year ended December 31, 2005
Life insurance in force	$7,012.4	$822.2	$-	$6,190.2	0.0%
Premiums:
Life insurance	24.5	2.7	-	21.8
Accident and health insurance	0.3	0.3	-	-
Total premiums	$24.8	$3.0	$-	$21.8

Year ended December 31, 2004
Life insurance in force	$7,405.6	$906.0	$-	$6,499.6	0.0%
Premiums:
Life insurance	23.7	1.9	-	21.8
Accident and health insurance	0.4	0.4	-	-
Total premiums	$24.1	$2.3	$-	$21.8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2007 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 29, 2007.

Signatures	Title
/s/ David A. Wheat David A. Wheat	Director, Executive Vice President and Chief Financial Officer
/s/ Robert W. Crispin Robert W. Crispin	Director
/s/ Thomas J. McInerney Thomas J. McInerney	Director and Chairman
/s/ Kathleen A. Murphy Kathleen A. Murphy	Director
/s/ Catherine H. Smith Catherine H. Smith	Director
/s/ Harry N. Stout Harry N. Stout	President
/s/ Steven T. Pierson Steven T. Pierson	Senior Vice President and Chief Accounting Officer