Form 10-Q
period 2007-03-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2007-05-15
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to
Commission File Number: 333-133154, 333-133076, 333-133156, 333-133153, 333-133155, 333-133152
ING USA ANNUITY AND LIFE INSURANCE COMPANY (Exact name of registrant as specified in its charter)
Iowa (State or other jurisdiction of incorporation or organization) 1475 Dunwoody Drive West Chester, Pennsylvania (Address of principal executive offices)	41-0991508 (IRS Employer Identification No.) 19380-1478 (Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of May 14, 2007, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for period ended March 31, 2007

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006
Revenues:
Net investment income	$301.3	$275.8
Fee income	267.9	219.0
Premiums	5.0	5.3
Net realized capital losses	(61.9)	(75.0)
Other income	0.1	-
Total revenue	512.4	425.1
Benefits and expenses:
Interest credited and other benefits to contractowners	246.2	256.6
Operating expenses	58.9	49.4
Net amortization of deferred policy acquisition
costs and value of business acquired	96.5	48.3
Interest expense	7.2	7.8
Other expense	7.0	8.9
Total benefits and expenses	415.8	371.0
Income before income taxes	96.6	54.1
Income tax expense	26.9	13.5
Net income	$69.7	$40.6

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $17,591.8 at 2007 and $17,071.8 at 2006)	$17,639.5	$17,054.4
Equity securities, available-for-sale, at fair value
(cost of $62.5 at 2007 and $39.1 at 2006)	64.8	40.6
Short-term investments	42.9	134.3
Mortgage loans on real estate	3,649.7	3,687.6
Policy loans	161.0	162.5
Other investments	629.3	642.9
Securities pledged (amortized cost of $967.4 at 2007 and $875.5 at 2006)	963.0	864.0
Total investments	23,150.2	22,586.3
Cash and cash equivalents	201.0	608.6
Short-term investments under securities loan agreement	324.2	102.6
Accrued investment income	200.3	183.7
Receivable for securities sold	45.5	20.3
Deposits and reinsurance recoverable from affiliates	4,855.6	4,759.0
Deferred policy acquisition costs	2,671.8	2,669.9
Value of business acquired	105.4	110.1
Sales inducements to contractowners	644.8	630.7
Short-term loan to affiliate	45.0	-
Due from affiliates	11.7	29.7
Current income taxes	-	4.6
Other assets	36.9	43.8
Assets held in separate accounts	39,171.5	37,928.3
Total assets	$71,463.9	$69,677.6

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$26,931.9	$26,696.4
Payable for securities purchased	95.4	48.3
Payables under securities loan agreement	324.2	102.6
Borrowed money	682.9	769.6
Notes to affiliates	435.0	435.0
Due to affiliates	86.1	46.4
Current income taxes	51.3	-
Deferred income taxes	261.9	262.5
Other liabilities	348.5	399.4
Liabilities related to separate accounts	39,171.5	37,928.3
Total liabilities	68,388.7	66,688.5

Shareholder's equity:
Common stock (250,000 shares authorized, issued,
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	3,978.9	3,978.4
Accumulated other comprehensive income (loss)	8.6	(12.1)
Retained earnings (deficit)	(914.8)	(979.7)
Total shareholder's equity	3,075.2	2,989.1
Total liabilities and shareholder's equity	$71,463.9	$69,677.6

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
Other comprehensive loss,
net of tax:
Change in net unrealized
capital gains (losses) on
securities ($(83.4) pretax), including
tax valuation allowance of $(80.7)	-	-	(134.9)	-	(134.9)
Total comprehensive loss					(94.3)
Employee share-based payments	-	0.6	-	-	0.6
Balance at March 31, 2006	$2.5	$4,143.7	$(139.6)	$(1,151.3)	$2,855.3

Balance at December 31, 2006	$2.5	$3,978.4	$(12.1)	$(979.7)	$2,989.1
Cumulative effect of changes in
accounting principles	-	-	-	(4.8)	(4.8)
Balance at January 1, 2007	2.5	3,978.4	(12.1)	(984.5)	2,984.3
Comprehensive income:
Net income	-	-	-	69.7	69.7
Other comprehensive loss,
net of tax:
Change in net unrealized
capital gains (losses) on
securities ($31.8 pretax)	-	-	20.7	-	20.7
Total comprehensive income					90.4
Employee share-based payments	-	0.5	-	-	0.5
Balance at March 31, 2007	$2.5	$3,978.9	$8.6	$(914.8)	$3,075.2

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006

Net cash provided by operating activities	$371.4	$287.5

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	3,072.3	3,704.8
Equity securities, available-for-sale	4.6	0.2
Mortgage loans on real estate	185.3	147.7
Acquisition of:
Fixed maturities, available-for-sale	(3,683.0)	(4,106.2)
Equity securities, available-for-sale	(28.0)	(14.0)
Mortgage loans on real estate	(147.7)	(62.3)
Short-term investments	91.4	36.6
Other investments	(34.2)	(99.6)
Other	1.5	2.8
Net cash used in investing activities	(537.8)	(390.0)

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,332.8	1,138.2
Maturities and withdrawals from investment contracts	(1,385.5)	(1,201.2)
Reinsurance recoverable on investment contracts	(56.8)	91.3
Short-term loan to affiliate	(45.0)	32.8
Short-term borrowings	(86.7)	24.6
Net cash (used in) provided by financing activities	(241.2)	85.7
Net decrease in cash and cash equivalents	(407.6)	(16.8)
Cash and cash equivalents, beginning of period	608.6	215.2
Cash and cash equivalents, end of period	$201.0	$198.4

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

The condensed financial statements and notes as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States and are unaudited.

The condensed financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows, for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company’s 2006 Annual Report on Form 10-K. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

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

Significant Accounting Policies

For a description of significant accounting policies, see the Organization and Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2006 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2006 Annual Report on Form 10-K, except as noted in the Recently Adopted Accounting Standards footnote.

2.	Recently Adopted Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which creates a single model to address the accounting for the uncertainty in income tax positions recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement criteria that must be satisfied to recognize a financial statement benefit of tax positions taken, or expected to be taken, on an income tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 was adopted by the Company on January 1, 2007. As a result of implementing FIN 48, the Company recognized a cumulative effect of change in accounting principle of $1.7 as a reduction to January 1, 2007 Retained earnings (deficit).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

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

FAS No. 155 was adopted by the Company on January 1, 2007, and is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring on or after that date. The adoption of FAS No. 155 did not to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage, that occurs by the exchange of a contract for a new contract, by

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”), as short-duration and long-duration insurance contracts, and by FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”), as investment contracts.

SOP 05-1 was adopted by the Company on January 1, 2007, and is effective for internal replacements occurring on or after that date. As a result of implementing SOP 05-1, the Company recognized a cumulative effect of change in accounting principle of $4.8, before tax, or $3.1, net of $1.7 of income taxes, as a reduction to January 1, 2007 Retained earnings (deficit). In addition, the Company revised its accounting policy on the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) to include internal replacements, as follows:

Internal Replacements

Contractowners may periodically exchange one contract for another, or make modifications to an existing contract. Beginning January 1, 2007, these transactions are identified as internal replacements and are accounted for in accordance with SOP 05-1.

Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts. Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC and VOBA related to the replaced contracts continue to be deferred and amortized in connection with the new contracts. For deferred annuities, the estimated future gross profits of the new contracts are treated as revisions to the estimated future gross profits of the replaced contracts in the determination of amortization.

Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC and VOBA related to the replaced contracts are written off to Net amortization of deferred policy acquisition costs and value of business acquired in the Condensed Statement of Operations.

3.	New Accounting Standards

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which allows a company to make an irrevocable election, on specific election dates, to measure eligible items at fair value with unrealized gains and losses recognized in earnings at each subsequent

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

reporting date. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, any upfront costs and fees related to the item will be recognized in earnings as incurred. Items eligible for the fair value option include:

▪	Certain recognized financial assets and liabilities;
▪	Rights and obligations under certain insurance contracts that are not financial instruments;
▪	Host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument; and
▪	Certain commitments.

FAS No. 159 is generally effective for fiscal years beginning after November 15, 2007. As of the effective date, the fair value option may be elected for certain eligible items that exist on that date. The effect of the first remeasurement to fair value shall be reported as a cumulative effect adjustment to the opening balance of Retained earnings (deficit). The Company is currently evaluating the items to which the fair value option may be applied.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 provides guidance for using fair value to measure assets and liabilities whenever other standards require (or permit) assets or liabilities to be measured at fair value. FAS No. 157 does not expand the use of fair value to any new circumstances.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

4.	Investments

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007			2006
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1
U.S. corporate	6.3		26	5.8	12
Foreign(1)	2.2		8	1.3	3
Residential mortgage-backed	0.2		4	4.9	33
Other asset-backed	-		-	1.1	2
Limited partnerships	-		-	0.3	1
Total	$8.7		39	$13.5	52

(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above schedule includes $0.2 and $5.2 in other-than-temporary write-downs for the three months ended March 31, 2007 and 2006, respectively, related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $8.5 and $8.3 in write-downs for the three months ended March 31, 2007 and 2006, respectively, are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following table summarizes these write-downs by type for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007			2006
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1
U.S. corporate	6.3		26	5.8	12
Foreign	2.2		8	1.3	3
Other asset-backed	-		-	1.1	2
Total	$8.5		35	$8.3	18

* Less than $0.1.

The remaining fair value of fixed maturities with other-than-temporary impairments as of March 31, 2007 and 2006 was $771.9 and $301.0, respectively.

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

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the three months ended March 31, 2007 and 2006.

	2007	2006
Balance at January 1	$2,669.9	$2,255.4
Deferrals of commissions and expenses	139.8	166.4
Amortization:
Amortization	(134.3)	(75.5)
Interest accrued at 5% to 6%	38.1	30.5
Net amortization included in the Condensed
Statements of Operations	(96.2)	(45.0)
Change in unrealized capital (gains) losses on
available-for-sale securities	(36.9)	118.0
Implementation of SOP 05-1	(4.8)	-
Balance at March 31	$2,671.8	$2,494.8

Activity within VOBA was as follows for the three months ended March 31, 2007 and 2006.

	2007	2006
Balance at January 1	$110.1	$122.1
Amortization:
Amortization	(1.6)	(4.7)
Interest accrued at 4% to 6%	1.3	1.4
Net amortization included in the Condensed
Statements of Operations	(0.3)	(3.3)
Change in unrealized capital (gains) losses on
available-for-sale securities	(4.4)	15.1
Balance at March 31	$105.4	$133.9

During the first quarter of 2007, the Company revised and unlocked the mutual fund revenue assumptions for its annuity products resulting in $20.1 reduction in Net amortization of DAC and VOBA for the three months ended March 31, 2007.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

During the first quarter of 2006, the Company revised and unlocked the separate account return assumptions for its annuity products resulting in $18.8 reduction in Net amortization of DAC and VOBA for the three months ended March 31, 2006.

6.	Capital Contributions and Distributions

During the three months ended March 31, 2007 and 2006, the Company did not receive any capital contributions from its Parent. On May 7, 2007, the Company received $150.0 in capital contributions from its Parent.

During the three months ended March 31, 2007 and 2006, the Company did not pay any dividends or return of capital distributions to its Parent.

7.	Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2007 and 2006 were 27.8% and 25.0%, respectively. The effective rates differ from the expected rate primarily due to the benefit from the dividends received deduction. The increase in the effective tax rate from March 31, 2006 to March 31, 2007 is primarily due to an increase in Income before income taxes relative to the deduction allowed for dividends received.

As a result of implementing FIN 48, the Company recognized a cumulative effect of change in accounting principle of $1.7 as a reduction to January 1, 2007 Retained earnings (deficit). In addition, the Company had $61.5 of unrecognized tax benefits as of January 1, 2007, of which $41.4 would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Condensed Balance Sheets and Condensed Statement of Operations, respectively. The Company had accrued interest of $2.6 as of January 1, 2007.

The Company is under exam by the Internal Revenue Service (“IRS”) for tax years 2002 through 2005. It is anticipated that the IRS audit of tax years 2002 and 2003 will be finalized within the next twelve months. The settlement is not expected to have a material impact on the Company’s financial position.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

8.	Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004 and expires on January 14, 2014, either party can borrow from the other up to 3.0% of the Company's statutory admitted assets as of the preceding December 31. Interest on any ING USA borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%. Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

Under this agreement, the Company incurred minimal interest expense for the three months ended March 31, 2007 and $0.7 for the three months ended March 31, 2006, and earned interest income of $2.6 and $0.4 for the three months ended March 31, 2007 and 2006, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations. As of March 31, 2007, the Company had an outstanding net receivable of $45.0 from ING AIH under the reciprocal loan agreement. As of December 31, 2006, the Company had no amounts outstanding under the reciprocal loan agreement.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Company’s 2006 Annual Report on Form 10-K.

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

As of March 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $651.0, $207.9 of which was with related parties. As of December 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $537.9, $143.2 of which was with related parties. During the three months ended March 31, 2007, $7.0 was funded to related parties under these commitments.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Financial Guarantees

The Company owns 3-year credit-linked note arrangements, whereby the Company will reimburse the guaranteed parties upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of March 31, 2007, the maximum potential future exposure to the Company under the guarantees was $44.5.

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

10.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of March 31, 2007 and 2006.

	2007	2006
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$43.3	$(231.5)
Equity securities, available-for-sale	2.3	1.5
DAC/VOBA adjustment on available-for-sale securities	(19.0)	140.8
Sales inducements adjustment on available-for-sale securities	(0.2)	5.2
Other investments	(5.4)	(0.6)
Unrealized capital gains (losses), before tax	21.0	(84.6)
Deferred income tax asset	(7.3)	29.6
Deferred tax asset valuation allowance	-	(80.7)
Net unrealized capital gains (losses):	13.7	(135.7)
Pension liability, net of tax	(5.1)	(3.9)
Accumulated other comprehensive income (loss)	$8.6	$(139.6)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the three months ended March 31, 2007 and 2006.

	2007	2006
Net unrealized capital holding gains (losses) arising
during the period(1)	$11.8	$(63.8)
Less: reclassification adjustment for gains (losses) and
other items included in Net income(2)	(8.9)	(9.6)
Net change in unrealized capital gains (losses) on securities	$20.7	$(54.2)

(1)	Pretax unrealized capital holding gains (losses) arising during the period were $18.2 and $(98.1) for the three months ended March 31, 2007 and 2006, respectively.

(2)	Pretax reclassification adjustments for gains (losses) and other items included in net income were $(13.6) and $(14.7) for the three months ended March 31, 2007 and 2006, respectively.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or “the Company,” as appropriate) for each of the three months ended March 31, 2007 and 2006, and financial condition as of March 31, 2007 and December 31, 2006. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2006 Annual Report on Form 10-K.

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

Investors are also directed to consider the risks and uncertainties discussed in this Item 2. and in Item 1A. of Part II contained herein, as well as in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2006 Annual Report on Form 10-K, except as noted below.

Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired

General

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

Statement of Financial Accounting Standards (“FAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”), applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges.

Internal Replacements

Contractowners may periodically exchange one contract for another, or make modifications to an existing contract. Beginning January 1, 2007, these transactions are identified as internal replacements and are accounted for in accordance with Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”).

Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts. Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC and VOBA related to the replaced contracts continue to be deferred and amortized in connection with the new contracts. For deferred annuities, the estimated future gross profits of the new contracts are treated as revisions to the estimated future gross profits of the replaced contracts in the determination of amortization.

Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC and VOBA related to the replaced contracts are written off to Net amortization of deferred policy acquisition costs and value of business acquired in the Condensed Statement of Operations.

As a result of implementing SOP 05-1, the Company recognized a cumulative effect of change in accounting principle of $4.8, before tax, or $3.1, net of $1.7 of income taxes, as a reduction to January 1, 2007 Retained earnings (deficit).

Unlocking

Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable universal life and variable deferred annuity products. One of the most significant assumptions involved in the estimation of future gross profits, is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings.

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

At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future gross profits, lower the rate of amortization. Sustained decreases in investment, mortality, and expense margins, and thus estimated future gross profits, however, increase the rate of amortization.

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

The Company derives its revenue mainly from (a) fee income generated on variable assets under management (“AUM”), (b) investment income earned on fixed AUM, and (c) certain other management fees. Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners. Investment income from fixed AUM is mainly generated from annuity products with fixed investment options. The Company’s benefits and expenses primarily consist of (a) interest credited and other benefits to contractowners, (b) amortization of DAC and VOBA, (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses.

Economic Analysis

The current economic environment presents challenges and opportunities for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by economic trends.

Although equity market performance was less favorable during the first quarter of 2007 as compared to the first quarter of 2006, the strong equity market performance in the latter half of 2006 continued to favorably impact variable AUM in the first quarter of 2007. Fee income from variable products has a direct correlation with the level of AUM, which are impacted by equity market performance.

Market interest rates decreased slightly during the first quarter of 2007 and positively impacted the fair value of the Company's fixed maturities portfolio resulting in a decrease in realized net capital losses.

In addition, the continuation of tight credit spreads in the market made it difficult to find attractive investments to match GIC liabilities. In the first quarter of 2007, the market experienced an inverted yield curve, with longer term bonds having a lower yield than shorter term bonds. The inverted yield curve has hurt the competitiveness of fixed annuities, as compared to short-term instruments.

Results of Operations

The Company’s results of operations for the three months ended March 31, 2007, and changes therein, reflected positive product experience due to favorable equity market performance in the latter half of 2006 and increased AUM mainly driven by a larger block of annuity business in force in 2007. This positive product experience, however, was partially offset by higher Net amortization of DAC and VOBA and Operating expenses.

	Three Months Ended March 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Net investment income	$301.3	$275.8	$25.5	9.2%
Fee income	267.9	219.0	48.9	22.3%
Premiums	5.0	5.3	(0.3)	(5.7)%
Net realized capital losses	(61.9)	(75.0)	13.1	17.5%
Other income	0.1	-	0.1	NM
Total revenue	512.4	425.1	87.3	20.5%
Benefits and expenses:
Interest credited and other
benefits to contractowners	246.2	256.6	(10.4)	(4.1)%
Operating expenses	58.9	49.4	9.5	19.2%
Net amortization of deferred policy
acquisition costs and value
of business acquired	96.5	48.3	48.2	99.8%
Interest expense	7.2	7.8	(0.6)	(7.7)%
Other expense	7.0	8.9	(1.9)	(21.3)%
Total benefits and expenses	415.8	371.0	44.8	12.1%
Income before income taxes	96.6	54.1	42.5	78.6%
Income tax expense	26.9	13.5	13.4	99.3%
Net income	$69.7	$40.6	$29.1	71.7%
Effective tax rate	27.8%	25.0%

NM - Not meaningful.

Revenues

Total revenue for the three months ended March 31, 2007, increased mainly due to increases in Fee income and Net investment income, as well as decreases in Net realized capital losses.

Net investment income increased as the result of an increase in assets supporting average fixed AUM, which reflects a larger block of fixed indexed annuities in force and higher yields experienced in the first quarter of 2007.

The increase in Fee income reflects growth in AUM, due to sales and strong equity market performance in 2006.

Net realized capital losses decreased primarily due to the decrease in interest rates during the first quarter of 2007.

Benefits and Expenses

Total benefits and expenses for the three months ended March 31, 2007, increased mainly due to higher Net amortization of DAC and VOBA and Operating expenses, partially offset by lower Interest credited and other benefits to contractowners.

Interest credited and other benefits to contractowners decreased due to a lower increase in reserves, mainly attributable to the less favorable equity market performance during the first quarter of 2007 compared to 2006. In addition, the decrease reflects favorable development related to certain contingencies during the first quarter of 2007.

Operating expenses increased as a result of larger non-deferred asset-based commissions and marketing expenses, as well as the continued growth of the business.

Net amortization of DAC and VOBA increased primarily due to higher actual gross profits related to higher average AUM and lower net realized capital losses.

Income Taxes

Income tax expense increased for the three months ended March 31, 2007, primarily due to higher Income before income taxes.

Financial Condition

Investments

Investment Strategy

The Company’s investment strategy focuses on diversification by asset class. The Company seeks to achieve economic diversification, while reducing overall credit risk and liquidity risks. In addition, the Company seeks to mitigate the impact of cash flow variability from embedded options within certain investment products, such as prepayment options, interest rate options embedded in collateralized mortgage obligations, and call options embedded in corporate bonds. The investment management function is centralized under ING Investment Management LLC, an affiliate, pursuant to an investment advisory agreement. Separate portfolios are established for groups of products with similar liability characteristics within the Company.

Portfolio Composition

The following table presents the investment portfolio at March 31, 2007 and December 31, 2006.

	2007		2006
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$18,602.5	80.4%	$17,918.4	79.3%
Equity securities, available-for-sale	64.8	0.3%	40.6	0.2%
Short-term investments	42.9	0.1%	134.3	0.6%
Mortgage loans on real estate	3,649.7	15.8%	3,687.6	16.3%
Policy loans	161.0	0.7%	162.5	0.7%
Other investments	629.3	2.7%	642.9	2.9%
Total investments	$23,150.2	100.0%	$22,586.3	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of March 31, 2007.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$21.2	$0.2	$-	$21.4
U.S. government agencies and authorities	263.6	0.5	2.1	262.0
State, municipalities, and political subdivisions	43.0	0.4	0.5	42.9

U.S. corporate securities:
Public utilities	1,396.7	23.6	12.3	1,408.0
Other corporate securities	5,469.2	56.1	40.6	5,484.7
Total U.S. corporate securities	6,865.9	79.7	52.9	6,892.7

Foreign securities(1):
Government	511.3	16.7	3.5	524.5
Other	3,094.7	40.2	36.8	3,098.1
Total foreign securities	3,606.0	56.9	40.3	3,622.6

Residential mortgage-backed securities	3,703.8	52.8	44.4	3,712.2
Commercial mortgage-backed securities	2,212.1	15.1	17.9	2,209.3
Other asset-backed securities	1,843.6	4.2	8.4	1,839.4

Total fixed maturities, including securities pledged	18,559.2	209.8	166.5	18,602.5
Less: securities pledged	967.4	7.3	11.7	963.0

Total fixed maturities	$17,591.8	$202.5	$154.8	$17,639.5

(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$276.9	$0.2	$1.4	$275.7
U.S. government agencies and authorities	220.9	0.6	2.2	219.3
State, municipalities, and political subdivisions	43.0	0.5	0.4	43.1

U.S. corporate securities:
Public utilities	1,324.5	21.1	17.8	1,327.8
Other corporate securities	5,138.6	50.3	49.7	5,139.2
Total U.S. corporate securities	6,463.1	71.4	67.5	6,467.0

Foreign securities(1):
Government	486.1	16.2	4.3	498.0
Other	2,843.9	32.3	46.6	2,829.6
Total foreign securities	3,330.0	48.5	50.9	3,327.6

Residential mortgage-backed securities	3,841.4	44.8	62.8	3,823.4
Commercial mortgage-backed securities	1,928.6	15.1	20.2	1,923.5
Other asset-backed securities	1,843.4	5.2	9.8	1,838.8

Total fixed maturities, including securities pledged	17,947.3	186.3	215.2	17,918.4
Less: securities pledged	875.5	2.4	13.9	864.0

Total fixed maturities	$17,071.8	$183.9	$201.3	$17,054.4

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- as of March 31, 2007 and December 31, 2006. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities, including fixed maturities pledged to creditors by quality rating category, were as follows as of March 31, 2007 and December 31, 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$7,359.6	39.6%	$7,243.8	40.4%
AA	1,383.1	7.4%	1,245.7	6.9%
A	3,717.4	20.0%	3,631.0	20.3%
BBB	5,342.2	28.7%	5,124.0	28.6%
BB	615.7	3.3%	575.1	3.2%
B and below	184.5	1.0%	98.8	0.6%
Total	$18,602.5	100.0%	$17,918.4	100.0%

95.7% and 96.2% of fixed maturities were invested in securities rated BBB and above (Investment Grade) both as of March 31, 2007 and December 31, 2006, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The Company does not have any significant exposure to subprime mortgage loans. The only exposure, if any, would arise from the Company's investment in mortgage-backed securities. These securities are primarily agency-backed and are highly rated. The average rating of these mortgage-backed securities was AAA at March 31, 2007.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows as of March 31, 2007 and December 31, 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$21.4	0.1%	$275.7	1.6%
U.S. government agencies and authorities	262.0	1.4%	219.3	1.2%
U.S. corporate, state, and municipalities	6,935.6	37.3%	6,510.1	36.3%
Foreign	3,622.6	19.5%	3,327.6	18.6%
Residential mortgage-backed	3,712.2	19.9%	3,823.4	21.3%
Commercial mortgage-backed	2,209.3	11.9%	1,923.5	10.7%
Other asset-backed	1,839.4	9.9%	1,838.8	10.3%
Total	$18,602.5	100.0%	$17,918.4	100.0%

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of the Company’s Shareholder’s equity as of March 31, 2007 and December 31, 2006.

Mortgage Loans

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $3,649.7 and $3,687.6 as of March 31, 2007 and December 31, 2006, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to Net realized capital gains (losses). As of March 31, 2007 and December 31, 2006, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 21.1% and 19.9% of properties in California as of March 31, 2007 and December 31, 2006, respectively.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of March 31, 2007 and December 31, 2006.

	2007				2006
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$31.0	18.6%	$2.9	1.7%	$25.5	11.8%	$1.9	0.9%
More than six months
and less than twelve
months below
amortized cost	2.8	1.7%	0.1	0.1%	11.3	5.3%	0.5	0.2%
More than twelve months
below amortized cost	127.3	76.5%	2.4	1.4%	174.3	81.0%	1.7	0.8%
Total unrealized capital loss	$161.1	96.8%	$5.4	3.2%	$211.1	98.1%	$4.1	1.9%

Unrealized losses in fixed maturities as of March 31, 2007 and December 31, 2006, were primarily related to interest rate movement, or spread widening, and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of March 31, 2007 and December 31, 2006.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2007	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$20.0	$1.2	$74.6	$95.8
Mortgage and other asset-backed
securities	13.9	1.7	55.1	70.7
Total unrealized capital loss	$33.9	$2.9	$129.7	$166.5
Fair value	$3,678.2	$197.9	$5,897.0	$9,773.1

2006
Interest rate or spread widening	$12.8	$6.2	$103.4	$122.4
Mortgage and other asset-backed
securities	14.6	5.6	72.6	92.8
Total unrealized capital loss	$27.4	$11.8	$176.0	$215.2
Fair value	$3,095.9	$905.9	$6,026.5	$10,028.3

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of March 31, 2007 and December 31, 2006.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2007	Cost	Amortized Cost	Cost	Loss
U.S. government agencies and authorities	$0.8	$-	$1.3	$2.1
U.S. corporate, state, and municipalities	13.0	0.2	40.2	53.4
Foreign	6.2	1.0	33.1	40.3
Residential mortgage-backed	8.6	1.5	34.3	44.4
Commercial mortgage-backed	3.3	-	14.6	17.9
Other asset-backed	2.0	0.2	6.2	8.4
Total unrealized capital loss	$33.9	$2.9	$129.7	$166.5

2006
U.S. Treasuries	$1.4	$-	$-	$1.4
U.S. government agencies and authorities	0.3	-	1.9	2.2
U.S. corporate, state, and municipalities	7.8	1.8	58.3	67.9
Foreign	3.3	4.4	43.2	50.9
Residential mortgage-backed	11.5	2.9	48.4	62.8
Commercial mortgage-backed	2.0	1.4	16.8	20.2
Other asset-backed	1.1	1.3	7.4	9.8
Total unrealized capital loss	$27.4	$11.8	$176.0	$215.2

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 97.9% of the average book value as of March 31, 2007. In addition, this category includes 1,091 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of March 31, 2007.

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

The following tables identify the Company’s other-than-temporary impairments by type for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007			2006
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1
U.S. corporate	6.3		26	5.8	12
Foreign	2.2		8	1.3	3
Residential mortgage-backed	0.2		4	4.9	33
Other asset-backed	-		-	1.1	2
Limited partnerships	-		-	0.3	1
Total	$8.7		39	$13.5	52

* Less than $0.1.

The above schedule includes $0.2 and $5.2 in other-than-temporary write-downs for the three months ended March 31, 2007 and 2006, respectively, related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $8.5 and $8.3 in write-downs for the three months ended March 31, 2007 and 2006, respectively, are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following table summarizes these write-downs by type for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007			2006
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1
U.S. corporate	6.3		26	5.8	12
Foreign	2.2		8	1.3	3
Other asset-backed	-		-	1.1	2
Total	$8.5		35	$8.3	18

* Less than $0.1.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments upon disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Fixed maturities, available-for-sale	$(8.0)	$(26.4)
Derivatives	(52.2)	(49.5)
Other	(1.7)	0.9
Net realized capital losses	$(61.9)	$(75.0)
After-tax net realized capital losses	$(40.2)	$(48.8)

The decrease in Net realized capital losses for the three months ended March 31, 2007, reflects lower losses on investments in fixed maturities, primarily driven by the lower interest rate environment experienced in the first quarter of 2007.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the prior December 31. As of March 31, 2007, the Company had an outstanding net receivable of $45.0 from ING AIH under the reciprocal loan agreement. As of December 31, 2006, the Company had no amounts outstanding under the reciprocal loan agreement.

▪	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of March 31, 2007 and December 31, 2006, the Company had no amounts outstanding under the revolving note facility.
▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of March 31, 2007 and December 31, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of March 31, 2007 and December 31, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. As of March 31, 2007 and December 31, 2006, the Company had $426.8 and $226.7, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. As of March 31, 2007 and December 31, 2006, assets with a carrying value of approximately $634.7 and $703.0, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Capital Contributions and Distributions

During the three months ended March 31, 2007 and 2006, the Company did not receive any capital contributions from Lion Connecticut Holdings, Inc. (“Lion” or “Parent”). On May 7, 2007, the Company received $150.0 in capital contributions from its Parent.

During the three months ended March 31, 2007 and 2006, the Company did not pay any dividends or return of capital distributions to its Parent.

Financial Guarantees

The Company owns 3-year credit-linked note arrangements, whereby the Company will reimburse the guaranteed parties upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of March 31, 2007, the maximum potential future exposure to the Company under the guarantees was $44.5.

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

As of March 31, 2007 and December 31, 2006, the guaranteed value of these death benefits in excess of account values was estimated to be $2.2 billion before reinsurance.

As of March 31, 2007, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.3 billion, of which $371.3 was projected to be covered by the Company’s equity hedging program. As of December 31, 2006, the guaranteed value of minimum guaranteed death benefits in excess of account value, net of reinsurance, was estimated to be $1.3 billion, of which $381.7 was projected to be covered by the Company’s equity hedging program. As of March 31, 2007 and December 31, 2006, the Company recorded a liability of $157.4 and $139.7, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve. The increase in liability was partially offset by the payment of claims in excess of account values.

Guaranteed Living Benefits:

▪

Guaranteed Minimum Income Benefit - Guarantees a minimum income payout, exercisable each contract anniversary on or after the 10th rider anniversary. This type of living benefit is the predominant selection in the Company’s sales of variable annuities.

▪

Guaranteed Minimum Withdrawal Benefit - Guarantees annual withdrawals for life of a percentage of premiums received during the growth phase (before taking withdrawals). The percentage may vary by age at first withdrawal, depending on the base annuity contract. Until withdrawals begin, there is a quarterly ratchet feature which may increase the amount used to calculate the annual withdrawal amount. In addition, in 2006 the Company introduced a joint life-time withdrawal benefit option to include coverage for spouses. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0 % of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. Most versions of the withdrawal benefit have reset and/or step up features that may increase the guaranteed withdrawal amount in certain conditions. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

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

As of March 31, 2007 and December 31, 2006, the guaranteed value of these living benefits in excess of account values was $243.9 and $227.4, respectively. The increase was primarily driven by an increase in new business. As of March 31, 2007 and December 31, 2006, the Company recorded a liability of $85.4 and $76.1, respectively, representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve.

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

For those risks addressed by the hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contractowner variable fund growth. Any differences between actual results and the market indices result in income volatility.

Income Taxes

Income tax obligations consist of the allowance on uncertain tax benefits related to Internal Revenue Service tax audits and state tax exams that have not been completed. The current liability of $2.0 may be paid in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $61.2 cannot be reliably estimated.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2006 Annual Report on Form 10-K, filed March 30, 2007 (SEC File No. 001-32625).

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

Competition could negatively affect the ability to maintain or increase profitability

The insurance industry is intensely competitive. The Company competes based on factors including the following:

▪	Name recognition and reputation;
▪	Service;
▪	Investment performance;
▪	Product features;
▪	Price;
▪	Preceived financial strength; and
▪	Claims paying and credit ratings.

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

For example, U.S. federal income tax law imposes requirements relating to insurance and annuity product design, administration, and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code. Failure to administer certain contract features (for example, contractual annuity start dates in nonqualified annuities) could affect such beneficial tax treatment. Additionally, state and federal securities and insurance laws impose requirements relating to insurance and annuity product design, offering and distribution, and administration. Failure to meet any of these complex tax, securities, or insurance requirements could subject the Company to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to the Company's reputation, interruption of the Company's operations, or adversely impact profitability.

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

The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses

The Company has developed risk management policies and procedures and expects to continue to do so in the future. Nonetheless, the Company's policies and procedures to identify, monitor, and manage risks may not be fully effective. Many of the Company's methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, clients, catastrophe occurrence, or other matters, that is publicly available or otherwise accessible to the Company. This information may not always be accurate, complete, up-to-date, or properly evaluated. Management of operational, legal, and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

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

May 14, 2007 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)