Form 10-Q
period 2007-06-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2007-08-10
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
Commission File Number: 333-133154, 333-133076, 333-133156, 333-133153, 333-133155, 333-133152
ING USA ANNUITY AND LIFE INSURANCE COMPANY (Exact name of registrant as specified in its charter)
Iowa (State or other jurisdiction of incorporation or organization) 1475 Dunwoody Drive West Chester, Pennsylvania (Address of principal executive offices)	41-0991508 (IRS Employer Identification No.) 19380-1478 (Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of August 9, 2007, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for the period ended June 30, 2007

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Net investment income	$320.4	$284.7	$621.7	$560.5
Fee income	286.3	229.6	554.2	448.6
Premiums	4.9	5.1	9.9	10.4
Net realized capital gains (losses)	21.1	(17.2)	(40.8)	(92.2)
Other income	-	-	0.1	-
Total revenue	632.7	502.2	1,145.1	927.3
Benefits and expenses:
Interest credited and other benefits
to contractowners	315.7	252.1	561.9	508.7
Operating expenses	66.0	61.8	124.9	111.2
Net amortization of deferred policy acquisition
costs and value of business acquired	98.2	120.5	194.7	168.8
Interest expense	7.8	7.7	15.0	15.5
Other expense	6.9	5.9	13.9	14.8
Total benefits and expenses	494.6	448.0	910.4	819.0
Income before income taxes	138.1	54.2	234.7	108.3
Income tax expense	41.0	13.0	67.9	26.5
Net income	$97.1	$41.2	$166.8	$81.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $18,053.6 at 2007 and $17,071.8 at 2006)	$17,836.0	$17,054.4
Equity securities, available-for-sale, at fair value
(cost of $97.5 at 2007 and $39.1 at 2006)	99.6	40.6
Short-term investments	20.5	134.3
Mortgage loans on real estate	3,626.5	3,687.6
Policy loans	159.2	162.5
Other investments	827.4	642.9
Securities pledged (amortized cost of $1,081.8 at 2007 and $875.5 at 2006)	1,055.5	864.0
Total investments	23,624.7	22,586.3
Cash and cash equivalents	179.5	608.6
Short-term investments under securities loan agreement	227.9	102.6
Accrued investment income	205.4	183.7
Receivable for securities sold	85.6	20.3
Deposits and reinsurance recoverable from affiliates	5,132.9	4,759.0
Deferred policy acquisition costs	2,868.1	2,669.9
Value of business acquired	121.4	110.1
Sales inducements to contractowners	670.1	630.7
Short-term loan to affiliate	154.1	-
Due from affiliates	22.8	29.7
Current income taxes	-	4.6
Other assets	40.3	43.8
Assets held in separate accounts	41,835.6	37,928.3
Total assets	$75,168.4	$69,677.6

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$27,555.1	$26,696.4
Payable for securities purchased	294.9	48.3
Collateral held, including payables under securities loan agreement	309.6	102.6
Borrowed money	744.6	769.6
Notes to affiliates	435.0	435.0
Due to affiliates	89.3	46.4
Current income taxes	39.4	-
Deferred income taxes	289.3	262.5
Other liabilities	413.5	399.4
Liabilities related to separate accounts	41,835.6	37,928.3
Total liabilities	72,006.3	66,688.5

Shareholder's equity:
Common stock (250,000 shares authorized, issued,
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	4,131.2	3,978.4
Accumulated other comprehensive loss	(153.9)	(12.1)
Retained earnings (deficit)	(817.7)	(979.7)
Total shareholder's equity	3,162.1	2,989.1
Total liabilities and shareholder's equity	$75,168.4	$69,677.6

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
Other comprehensive loss,
net of tax:
Change in net unrealized capital gains (losses)
on securities ($(186.8) pretax), including
tax valuation allowance of $(109.1)	-	-	(230.4)	-	(230.4)
Total comprehensive loss					(148.6)
Capital distribution paid		(20.0)			(20.0)
Employee share-based payments	-	1.4	-	-	1.4
Balance at June 30, 2006	$2.5	$4,124.5	$(235.1)	$(1,110.1)	$2,781.8

Balance at December 31, 2006	$2.5	$3,978.4	$(12.1)	$(979.7)	$2,989.1
Cumulative effect of changes in
accounting principles	-	-	-	(4.8)	(4.8)
Balance at January 1, 2007	2.5	3,978.4	(12.1)	(984.5)	2,984.3
Comprehensive income:
Net income	-	-	-	166.8	166.8
Other comprehensive loss,
net of tax:
Change in net unrealized capital gains
(losses) on securities ($(104.3) pretax),
including tax valuation allowance of $(74.1)	-	-	(141.9)	-	(141.9)
Pension liability ($0.2 pretax)	-	-	0.1	-	0.1
Total comprehensive income					25.0
Contribution of capital	-	150.0	-	-	150.0
Employee share-based payments	-	2.8	-	-	2.8
Balance at June 30, 2007	$2.5	$4,131.2	$(153.9)	$(817.7)	$3,162.1

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2007	2006

Net cash provided by operating activities	$715.9	$515.2

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	5,895.1	6,200.0
Equity securities, available-for-sale	8.7	2.3
Mortgage loans on real estate	391.6	284.8
Acquisition of:
Fixed maturities, available-for-sale	(6,987.1)	(6,974.8)
Equity securities, available-for-sale	(66.8)	(20.8)
Mortgage loans on real estate	(330.9)	(221.0)
Short-term investments, net	114.4	0.9
Collateral held	81.7	-
Other investments, net	(151.6)	(86.0)
Other, net	3.3	3.1
Net cash used in investing activities	(1,041.6)	(811.5)

Cash Flows from Financing Activities:
Deposits received for investment contracts	2,765.7	2,799.6
Maturities and withdrawals from investment contracts	(2,537.0)	(2,301.2)
Reinsurance recoverable on investment contracts	(303.0)	(103.1)
Short-term loan to affiliate	(154.1)	45.0
Short-term borrowings	(25.0)	(25.0)
Capital contribution from Parent	150.0	-
Capital distribution to Parent	-	(20.0)
Net cash (used in) provided by financing activities	(103.4)	395.3
Net (decrease) increase in cash and cash equivalents	(429.1)	99.0
Cash and cash equivalents, beginning of period	608.6	215.2
Cash and cash equivalents, end of period	$179.5	$314.2

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

The condensed financial statements and notes as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

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

Description of Business

The Company offers various insurance products, including immediate and deferred variable and fixed annuities. The Company’s annuity products are distributed by national wirehouses, regional securities firms, independent firms that are members of the Financial Industry Regulatory Authority (“FINRA”), the successor self regulatory authority resulting from the consolidation of the National Association of Securities Dealers and the member regulation, enforcement, and arbitration functions of The New York Stock Exchange, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and the ING broker-dealer network. The Company’s primary annuity customers are retail consumers.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

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

FAS No. 155 was adopted by the Company on January 1, 2007, and is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring on or after that date. The adoption of FAS No. 155 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC and VOBA related to the replaced contracts are written off to Net amortization of deferred policy acquisition costs and value of business acquired in the Statement of Operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

3.	New Accounting Standards

Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors

In June 2007, the Accounting Standards Executive Committee of the AICPA issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”), which clarifies which entities are within the scope of the guide and addresses whether companies that own or have significant stakes in an investment company should retain specialized investment company accounting.

SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007. Entities that cease application of the guide upon adoption should report the effects prospectively by accounting for investments in conformity with applicable US GAAP. Entities that begin applying the guide upon adoption should report a cumulative effect adjustment to the opening balance of Retained earnings (deficit). The Company is in the process of determining the impact of adoption of SOP 07-1.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which allows a company to make an irrevocable election, on specific election dates, to measure eligible items at fair value with unrealized gains and losses recognized in earnings at each subsequent reporting date. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, any upfront costs and fees related to the item will be recognized in earnings as incurred. Items eligible for the fair value option include:

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Fair Value Measurements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 provides guidance for using fair value to measure assets and liabilities whenever other standards require (or permit) assets or liabilities to be measured at fair value. FAS No. 157 does not expand the use of fair value to any new circumstances.

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

4.	Investments

Other-Than-Temporary Impairments

The following tables identify the Company’s other-than-temporary impairments by type for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007			2006
			No. of			No. of
	Impairment		Securities	Impairment		Securities
U.S. Treasuries	$-	*	1	$-	*	1
U.S. corporate	7.1		31	0.1		1
Foreign(1)	6.6		29	-		-
Residential mortgage-backed	0.7		7	4.1		37
Other asset-backed	10.7		43	-		-
Total	$25.1		111	$4.2		39

(1) Primarily U.S. dollar denominated.
* Less than $0.1.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30,
	2007			2006
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1
U.S. corporate	13.4		57	5.9	13
Foreign(1)	8.8		37	1.3	3
Residential mortgage-backed	0.9		11	9.0	50
Other asset-backed	10.7		43	1.1	2
Limited partnerships	-		-	0.3	1
Total	$33.8		149	$17.7	70

(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above schedules include $4.1 and $4.4 for the three and six months ended June 30, 2007, respectively, and $4.1 and $9.3 for the three and six months ended June 30, 2006, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following tables summarize these write-downs by type for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007			2006
			No. of			No. of
	Impairment		Securities	Impairment		Securities
U.S. Treasuries	$-	*	1	$-	*	1
U.S. corporate	7.1		31	0.1		1
Foreign	3.5		26	-		-
Other asset-backed	10.4		42	-		-
Total	$21.0		100	$0.1		2

	Six Months Ended June 30,
	2007			2006
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1
U.S. corporate	13.4		57	5.9	13
Foreign	5.6		34	1.3	3
Other asset-backed	10.4		42	1.1	2
Total	$29.4		134	$8.4	19

* Less than $0.1.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The remaining fair value of fixed maturities with other-than-temporary impairments as of June 30, 2007 and 2006 was $1,349.7 and $306.2, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the six months ended June 30, 2007 and 2006.

	2007	2006
Balance at January 1	$2,669.9	$2,255.4
Deferrals of commissions and expenses	303.2	354.0
Amortization:
Amortization	(266.4)	(224.2)
Interest accrued at 5% to 6%	74.7	62.5
Net amortization included in the Condensed
Statements of Operations	(191.7)	(161.7)
Change in unrealized capital (gains) losses on
available-for-sale securities	91.5	243.8
Implementation of SOP 05-1	(4.8)	-
Balance at June 30	$2,868.1	$2,691.5

Activity within VOBA was as follows for the six months ended June 30, 2007 and 2006.

	2007	2006
Balance at January 1	$110.1	$122.1
Amortization:
Amortization	(5.6)	(9.9)
Interest accrued at 3% to 6%	2.6	2.8
Net amortization included in the Condensed
Statements of Operations	(3.0)	(7.1)
Change in unrealized capital (gains) losses on
available-for-sale securities	14.3	31.6
Balance at June 30	$121.4	$146.6

During the six months ended June 30, 2007, the Company revised and unlocked the assumptions related to mutual fund revenue, separate account returns, and persistency for its annuity products, resulting in a $44.2 reduction in amortization of DAC and VOBA.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

During the six months ended June 30, 2006, the Company revised and unlocked the assumptions related to separate account return and interest risk for its annuity products, resulting in a $3.9 increase in amortization of DAC and VOBA.

6.	Capital Contributions and Distributions

During the six months ended June 30, 2007, the Company received $150.0 in capital contributions from its Parent. During the six months ended June 30, 2006, the Company did not receive any capital contributions from its Parent.

During the six months ended June 30, 2007, the Company did not pay any dividends or return of capital distributions to its Parent. During the six months ended June 30, 2006, the Company paid $20.0 in a return of capital distribution to its Parent.

7.	Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2007 and 2006, were 29.7% and 24.0%, respectively. The Company’s effective tax rates for the six months ended June 30, 2007 and 2006, were 28.9% and 24.5%, respectively. The effective rates differ from the expected rate primarily due to the benefit from the dividends received deduction. The increase in the effective tax rate from June 30, 2006 to June 30, 2007, is primarily due to an increase in Income before income taxes relative to the deduction allowed for dividends received.

As a result of implementing FIN 48, the Company recognized a cumulative effect of change in accounting principle of $1.7 as a reduction to January 1, 2007 Retained earnings (deficit). In addition, the Company had $61.5 of unrecognized tax benefits as of January 1, 2007, of which $41.4 would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Balance Sheets and Statements of Operations, respectively. The Company had accrued interest of $2.6 as of January 1, 2007.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2007, the Company had a $74.1 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2006.

8.	Related Party Transactions - Subsequent Events

Funding Agreement

On August 10, 2007, the Company issued an extendable funding agreement to its parent, Lion, upon receipt of a single deposit in the amount of $500.0. To fund the purchase of the funding agreement, Lion issued a promissory note to its indirect parent company, ING Verzekeringen N.V. ("ING V"), which has been guaranteed by Lion’s immediate parent, ING America Insurance Holdings, Inc. (“ING AIH”). The Company, Lion, ING AIH, and ING V, are wholly-owned subsidiaries of ING Groep N.V.

Under the terms of the funding agreement, the Company will pay Lion interest quarterly at the credited interest rate until maturity, and on the maturity date, the Company will pay Lion the single deposit and any accrued and unpaid interest. The credited interest rate shall be the three-month London Interbank Offered Rate (“LIBOR”), plus 0.05%, and shall be reset quarterly. The maturity date of the funding agreement shall be August 10, 2009, or such later date to which the maturity date may be extended; provided, however, that the maturity date may not be extended beyond August 10, 2012.

Service Agreement

The Company and Directed Services LLC (“DSL”), an affiliate, are parties to a service agreement, effective January 1, 1994, as amended by a first amendment, effective March 7, 1995, (collectively, the "Service Agreement"), by which the Company provides DSL with certain managerial and supervisory services, and DSL provides the Company with certain sales and marketing services. On August 9, 2007, the Company and DSL entered into a second amendment to the Service Agreement effective July 31, 2007, which modifies the method for calculating the compensation owed to the Company for its provision of managerial and supervisory services to DSL.

9.	Financing Agreements

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

Under this agreement, the Company incurred interest expense of $0.5 and $0.6 for the three and six months ended June 30, 2007, respectively, and $0.5 and $1.2 for the three and six months ended June 30, 2006, respectively. The Company earned interest income of $1.4 and $4.0 for the three and six months ended June 30, 2007, respectively, and $0.6 and $1.0 for the three and six months ended June 30, 2006, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations. As of June 30, 2007, the Company had an outstanding receivable of $154.1 from ING AIH under the reciprocal loan agreement. As of December 31, 2006, the Company had no amounts outstanding under the reciprocal loan agreement.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Company’s 2006 Annual Report on Form 10-K.

10.	Commitments and Contingent Liabilities

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

As of June 30, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $715.6, $195.1 of which was with related parties. As of December 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $537.9, $143.2 of which was with related parties. During the three and six months ended June 30, 2007, $8.1 and $15.1, respectively, was funded to related parties under these commitments.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Financial Guarantees

The Company owns 3-year credit-linked note arrangements, whereby the Company will reimburse the guaranteed parties upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of June 30, 2007, the maximum potential future exposure of the Company under the guarantee was $44.5.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of June 30, 2007, the Company held $81.7 of collateral in the form of cash which was included in Collateral held, including payables under securities loan agreement on the Condensed Balance Sheets and was reinvested. The Company held no cash collateral under the ISDA Agreements as of December 31, 2006.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

11.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of June 30, 2007 and 2006.

	2007	2006
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(243.9)	$(474.8)
Equity securities, available-for-sale	2.1	0.7
DAC/VOBA adjustment on available-for-sale securities	128.0	283.0
Sales inducements adjustment on available-for-sale securities	4.4	8.7
Other investments	(5.7)	(5.5)
Unrealized capital losses, before tax	(115.1)	(187.9)
Deferred income tax asset	40.3	65.8
Deferred tax asset valuation allowance	(74.1)	(109.1)
Net unrealized capital losses	(148.9)	(231.2)
Pension liability, net of tax	(5.0)	(3.9)
Accumulated other comprehensive loss	$(153.9)	$(235.1)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the six months ended June 30, 2007 and 2006.

	2007	2006
Net unrealized capital holding gains (losses) arising
during the period(1)	$(100.8)	$(155.1)
Less: reclassification adjustment for gains (losses) and
other items included in Net income(2)	(33.0)	(33.8)
Net change in unrealized capital gains (losses) on securities	$(67.8)	$(121.3)

(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $(155.0) and $(238.8) for the six months ended June 30, 2007 and 2006, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income were $(50.7) and $(52.0) for the six months ended June 30, 2007 and 2006, respectively.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or “the Company,” as appropriate) for each of the three and six months ended June 30, 2007 and 2006, and financial condition as of June 30, 2007 and December 31, 2006. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2006 Annual Report on Form 10-K.

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
(10)

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company;

(11)	Litigation may adversely affect profitability and financial condition;
(12)	Changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(13)	The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability;
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

Internal Replacements

Contractowners may periodically exchange one contract for another, or make modifications to an existing contract. Beginning January 1, 2007, these transactions are identified as internal replacements and are accounted for in accordance with Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”).

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

Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC and VOBA related to the replaced contracts are written off to Net amortization of deferred policy acquisition costs and value of business acquired in the Statements of Operations.

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

The strong equity market performance in the second half of 2006 and the first half of 2007 favorably impacted variable AUM during 2007. Fee income from variable products has a direct correlation with the level of AUM, which are impacted by equity market performance. In addition, the rise in equity markets favorably impacted the fair value of options in long positions, resulting in realized capital gains.

Market interest rates increased during the second quarter of 2007, compared to 2006, and negatively impacted the fair value of the Company's fixed maturities portfolio, resulting in realized capital losses. The negative impacts of rising interest rates, however, were more than offset by the strong equity market gains noted above.

In addition, prolonged tight credit spreads in the market made it difficult to find attractive investments. The steepening of the interest rate curve at the end of second quarter of 2007, and overall increases in market yields, have allowed for improved asset returns.

Results of Operations

The Company’s results of operations for the three and six months ended June 30, 2007, and changes therein, reflected positive product experience due to favorable equity market performance during the end of 2006 and beginning of 2007, and increased AUM mainly driven by a larger block of annuity business in force in 2007. This positive product experience, however, was partially offset by higher Interest credited and other benefits to contractowners.

	Three Months Ended June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Net investment income	$320.4	$284.7	$35.7	12.5%
Fee income	286.3	229.6	56.7	24.7%
Premiums	4.9	5.1	(0.2)	(3.9)%
Net realized capital gains (losses)	21.1	(17.2)	38.3	NM
Total revenue	632.7	502.2	130.5	26.0%
Benefits and expenses:
Interest credited and other
benefits to contractowners	315.7	252.1	63.6	25.2%
Operating expenses	66.0	61.8	4.2	6.8%
Net amortization of deferred policy
acquisition costs and value
of business acquired	98.2	120.5	(22.3)	(18.5)%
Interest expense	7.8	7.7	0.1	1.3%
Other expense	6.9	5.9	1.0	16.9%
Total benefits and expenses	494.6	448.0	46.6	10.4%
Income before income taxes	138.1	54.2	83.9	154.8%
Income tax expense	41.0	13.0	28.0	NM
Net income	$97.1	$41.2	$55.9	135.7%
Effective tax rate	29.7%	24.0%

NM - Not meaningful.

	Six Months Ended June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Net investment income	$621.7	$560.5	$61.2	10.9%
Fee income	554.2	448.6	105.6	23.5%
Premiums	9.9	10.4	(0.5)	(4.8)%
Net realized capital losses	(40.8)	(92.2)	51.4	55.7%
Other income	0.1	-	0.1	NM
Total revenue	1,145.1	927.3	217.8	23.5%
Benefits and expenses:
Interest credited and other
benefits to contractowners	561.9	508.7	53.2	10.5%
Operating expenses	124.9	111.2	13.7	12.3%
Net amortization of deferred policy
acquisition costs and value
of business acquired	194.7	168.8	25.9	15.3%
Interest expense	15.0	15.5	(0.5)	(3.2)%
Other expense	13.9	14.8	(0.9)	(6.1)%
Total benefits and expenses	910.4	819.0	91.4	11.2%
Income before income taxes	234.7	108.3	126.4	116.7%
Income tax expense	67.9	26.5	41.4	156.2%
Net income	$166.8	$81.8	$85.0	103.9%
Effective tax rate	28.9%	24.5%

NM - Not meaningful.

Revenues

Total revenue for the three and six months ended June 30, 2007, increased mainly due to increases in Fee income, and Net investment income and changes in Net realized capital gains (losses).

The increase in Fee income for the three and six months ended June 30, 2007, reflects an increase in average variable AUM, primarily driven by strong equity market performance during the end of 2006 and the first half of 2007 and a higher block of business in force.

Net investment income for the three and six months ended June 30, 2007, increased as the result of an increase in assets supporting average fixed AUM, which reflects a larger block of fixed indexed annuities in force and higher yields experienced in 2007.

Net realized capital gains (losses) changed for the three and six months ended June 30, 2007, mainly due to net gains on derivatives, driven primarily by favorable equity market performance in 2007. The gains on derivatives were partially offset by losses on fixed maturity securities, driven by rising interest rates.

Benefits and Expenses

Total benefits and expenses for the three months ended June 30, 2007, increased mainly due to higher Interest credited and other benefits to contractowners, partially offset by a decrease in Net amortization of DAC and VOBA. Total benefits and expenses for the six months ended June 30, 2007, increased mainly due to higher Interest credited and other benefits to contractowners, as well as higher Net amortization of DAC and VOBA and Operating expenses.

Interest credited and other benefits to contractowners increased for the three and six months ended June 30, 2007, primarily due to an increase in fixed indexed annuity reserves, mainly attributable to favorable equity market performance, and higher average fixed AUM. The increase was partially offset by a lower increase in guaranteed benefit reserves, due to favorable equity market performance in 2007 compared to 2006, and lower amortization of sales inducements. In addition, during the first half of 2007, the Company experienced lower crediting rates and favorable development related to certain contingencies.

Operating expenses increased for the three and six months ended June 30, 2007, primarily due to higher non-deferred asset-based commissions and marketing expenses, as well as to the continued growth of the business.

Net amortization of DAC and VOBA decreased for the three months ended June 30, 2007, primarily due to a variance in the DAC unlocking adjustment related to variable annuity fund performance. Fund performance was favorable in the second quarter of 2007 compared to 2006. The decrease in amortization was partially offset by higher amortization on increased actual gross profits. Amortization increased for the six months ended June 30, 2007, primarily due to higher actual gross profits related to higher average AUM and lower realized capital losses. The higher amortization was partially offset, however, by a reduction in amortization due to assumption changes during the first half of 2007.

Income Taxes

Income tax expense increased for the three and six months ended June 30, 2007, primarily due to higher Income before income taxes relative to the deduction allowed for dividends received.

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

Portfolio Composition

The following table presents the investment portfolio at June 30, 2007 and December 31, 2006.

	2007		2006
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$18,891.5	80.0%	$17,918.4	79.3%
Equity securities, available-for-sale	99.6	0.4%	40.6	0.2%
Short-term investments	20.5	0.1%	134.3	0.6%
Mortgage loans on real estate	3,626.5	15.3%	3,687.6	16.3%
Policy loans	159.2	0.7%	162.5	0.7%
Other investments	827.4	3.5%	642.9	2.9%
Total investments	$23,624.7	100.0%	$22,586.3	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of June 30, 2007.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$12.9	$-	$0.1	$12.8
U.S. government agencies and authorities	380.4	0.1	6.1	374.4
State, municipalities, and political subdivisions	50.0	0.2	1.7	48.5

U.S. corporate securities:
Public utilities	1,429.6	17.1	26.5	1,420.2
Other corporate securities	5,658.5	30.2	95.3	5,593.4
Total U.S. corporate securities	7,088.1	47.3	121.8	7,013.6

Foreign securities(1):
Government	516.7	9.7	9.8	516.6
Other	3,260.7	26.5	70.5	3,216.7
Total foreign securities	3,777.4	36.2	80.3	3,733.3

Residential mortgage-backed securities	3,772.3	42.5	106.3	3,708.5
Commercial mortgage-backed securities	2,195.0	5.3	46.1	2,154.2
Other asset-backed securities	1,859.3	2.3	15.4	1,846.2

Total fixed maturities, including securities pledged	19,135.4	133.9	377.8	18,891.5
Less: securities pledged	1,081.8	3.5	29.8	1,055.5

Total fixed maturities	$18,053.6	$130.4	$348.0	$17,836.0

(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$276.9	$0.2	$1.4	$275.7
U.S. government agencies and authorities	220.9	0.6	2.2	219.3
State, municipalities, and political subdivisions	43.0	0.5	0.4	43.1

U.S. corporate securities:
Public utilities	1,324.5	21.1	17.8	1,327.8
Other corporate securities	5,138.6	50.3	49.7	5,139.2
Total U.S. corporate securities	6,463.1	71.4	67.5	6,467.0

Foreign securities(1):
Government	486.1	16.2	4.3	498.0
Other	2,843.9	32.3	46.6	2,829.6
Total foreign securities	3,330.0	48.5	50.9	3,327.6

Residential mortgage-backed securities	3,841.4	44.8	62.8	3,823.4
Commercial mortgage-backed securities	1,928.6	15.1	20.2	1,923.5
Other asset-backed securities	1,843.4	5.2	9.8	1,838.8

Total fixed maturities, including securities pledged	17,947.3	186.3	215.2	17,918.4
Less: securities pledged	875.5	2.4	13.9	864.0

Total fixed maturities	$17,071.8	$183.9	$201.3	$17,054.4

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- as of June 30, 2007 and December 31, 2006. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities, including fixed maturities pledged to creditors, by quality rating category, were as follows as of June 30, 2007 and December 31, 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$7,357.5	38.9%	$7,243.8	40.4%
AA	1,409.8	7.5%	1,245.7	6.9%
A	3,665.5	19.4%	3,631.0	20.3%
BBB	5,684.4	30.1%	5,124.0	28.6%
BB	569.7	3.0%	575.1	3.2%
B and below	204.6	1.1%	98.8	0.6%
Total	$18,891.5	100.0%	$17,918.4	100.0%

95.9% and 96.2% of fixed maturities were invested in securities rated BBB and above (Investment Grade) both as of June 30, 2007 and December 31, 2006, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Overall, the Company considers its subprime exposure to be of limited size and of relatively high quality. The Company does not originate subprime mortgages and does not have any significant exposure to subprime mortgage loans through its mortgage-backed portfolio. Mortgage-backed securities are primarily agency-backed and are highly rated. The average rating of these mortgage-backed securities was AAA as of June 30, 2007.

The Company has some subprime mortgage exposure through asset-backed investments that are backed by subprime home equity lines. As of June 30, 2007, the Company held $871.0 million of these assets, or 1.2% of total assets, with an average credit rating of AA+ and an average market to book ratio of 99.4%.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows as of June 30, 2007 and December 31, 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$12.8	0.0%	$275.7	1.6%
U.S. government agencies and authorities	374.4	2.0%	219.3	1.2%
U.S. corporate, state, and municipalities	7,062.1	37.4%	6,510.1	36.3%
Foreign	3,733.3	19.8%	3,327.6	18.6%
Residential mortgage-backed	3,708.5	19.6%	3,823.4	21.3%
Commercial mortgage-backed	2,154.2	11.4%	1,923.5	10.7%
Other asset-backed	1,846.2	9.8%	1,838.8	10.3%
Total	$18,891.5	100.0%	$17,918.4	100.0%

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of the Company’s Shareholder’s equity as of June 30, 2007 and December 31, 2006.

Mortgage Loans

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $3,626.5 and $3,687.6 as of June 30, 2007 and December 31, 2006, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to Net realized capital gains (losses). As of June 30, 2007 and December 31, 2006, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 21.9% and 19.9% of properties in California as of June 30, 2007 and December 31, 2006, respectively.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of June 30, 2007 and December 31, 2006.

	2007				2006
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$152.6	40.3%	$9.9	2.6%	$25.5	11.8%	$1.9	0.9%
More than six months
and less than twelve
months below
amortized cost	22.3	5.9%	2.1	0.6%	11.3	5.3%	0.5	0.2%
More than twelve months
below amortized cost	188.8	50.0%	2.1	0.6%	174.3	81.0%	1.7	0.8%
Total unrealized capital loss	$363.7	96.2%	$14.1	3.8%	$211.1	98.1%	$4.1	1.9%

Unrealized losses in fixed maturities as of June 30, 2007 and December 31, 2006, were primarily related to interest rate movement, or spread widening, and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of June 30, 2007 and December 31, 2006.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2007	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$100.5	$15.7	$93.8	$210.0
Mortgage and other asset-backed
securities	62.0	8.7	97.1	167.8
Total unrealized capital loss	$162.5	$24.4	$190.9	$377.8
Fair value	$7,829.2	$696.3	$4,395.9	$12,921.4

2006
Interest rate or spread widening	$12.8	$6.2	$103.4	$122.4
Mortgage and other asset-backed
securities	14.6	5.6	72.6	92.8
Total unrealized capital loss	$27.4	$11.8	$176.0	$215.2
Fair value	$3,095.9	$905.9	$6,026.5	$10,028.3

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of June 30, 2007 and December 31, 2006.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2007	Cost	Amortized Cost	Cost	Loss
U.S. Treasuries	$0.1	$-	$-	$0.1
U.S. government agencies and authorities	3.8	0.5	1.8	6.1
U.S. corporate, state, and municipalities	64.2	10.9	48.4	123.5
Foreign	32.4	4.3	43.6	80.3
Residential mortgage-backed	28.8	3.5	74.0	106.3
Commercial mortgage-backed	27.4	3.0	15.7	46.1
Other asset-backed	5.8	2.2	7.4	15.4
Total unrealized capital loss	$162.5	$24.4	$190.9	$377.8

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2006	Cost	Amortized Cost	Cost	Loss
U.S. Treasuries	$1.4	$-	$-	$1.4
U.S. government agencies and authorities	0.3	-	1.9	2.2
U.S. corporate, state, and municipalities	7.8	1.8	58.3	67.9
Foreign	3.3	4.4	43.2	50.9
Residential mortgage-backed	11.5	2.9	48.4	62.8
Commercial mortgage-backed	2.0	1.4	16.8	20.2
Other asset-backed	1.1	1.3	7.4	9.8
Total unrealized capital loss	$27.4	$11.8	$176.0	$215.2

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 96.0% of the average book value as of June 30, 2007. In addition, this category includes 886 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of June 30, 2007.

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

The following tables identify the Company’s other-than-temporary impairments by type for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007			2006
			No. of			No. of
	Impairment		Securities	Impairment		Securities
U.S. Treasuries	$-	*	1	$-	*	1
U.S. corporate	7.1		31	0.1		1
Foreign(1)	6.6		29	-		-
Residential mortgage-backed	0.7		7	4.1		37
Other asset-backed	10.7		43	-		-
Total	$25.1		111	$4.2		39

(1) Primarily U.S. dollar denominated.
* Less than $0.1.

	Six Months Ended June 30,
	2007			2006
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1
U.S. corporate	13.4		57	5.9	13
Foreign	8.8		37	1.3	3
Residential mortgage-backed	0.9		11	9.0	50
Other asset-backed	10.7		43	1.1	2
Limited partnerships	-		-	0.3	1
Total	$33.8		149	$17.7	70

* Less than $0.1.

The above schedules include $4.1 and $4.4 for the three and six months ended June 30, 2007, respectively, and $4.1 and $9.3 for the three and six months ended June 30, 2006, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following tables summarize these write-downs by type for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007			2006
			No. of			No. of
	Impairment		Securities	Impairment		Securities
U.S. Treasuries	$-	*	1	$-	*	1
U.S. corporate	7.1		31	0.1		1
Foreign	3.5		26	-		-
Other asset-backed	10.4		42	-		-
Total	$21.0		100	$0.1		2

	Six Months Ended June 30,
	2007			2006
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1
U.S. corporate	13.4		57	5.9	13
Foreign	5.6		34	1.3	3
Other asset-backed	10.4		42	1.1	2
Total	$29.4		134	$8.4	19

* Less than $0.1.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments upon disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006
Fixed maturities, available-for-sale	$(48.7)	$(16.1)
Equity securities, available-for-sale	0.3	0.8
Derivatives	67.8	(1.9)
Other	1.7	-
Net realized capital gains (losses)	$21.1	$(17.2)
After-tax net realized capital gains (losses)	$13.7	$(11.2)

	Six Months Ended June 30,
	2007	2006
Fixed maturities, available-for-sale	$(56.7)	$(47.2)
Equity securities, available-for-sale	0.3	0.8
Derivatives	15.6	(46.7)
Other	-	0.9
Net realized capital losses	$(40.8)	$(92.2)
After-tax net realized capital losses	$(26.5)	$(59.9)

The change in Net realized capital gains (losses) for the three and six months ended June 30, 2007, reflects gains on call options in long position driven by the rise in equity markets during the second quarter of 2007. These gains were partially offset by higher losses on fixed maturity securities resulting from the increase in market interest rates during the second quarter of 2007.

Income Taxes

As of June 30, 2007, the Company had a $74.1 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2006.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the prior December 31. As of June 30, 2007, the Company had an outstanding receivable of $154.1 from ING AIH under the reciprocal loan agreement. As of December 31, 2006, the Company had no amounts outstanding under the reciprocal loan agreement.

▪	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of June 30, 2007 and December 31, 2006, the Company had no amounts outstanding under the revolving note facility.
▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of June 30, 2007 and December 31, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of June 30, 2007 and December 31, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. As of June 30, 2007 and December 31, 2006, the Company had $742.6 and $226.7, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. As of June 30, 2007 and December 31, 2006, assets with a carrying value of approximately $821.1 and $703.0, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Funding Agreement

On August 10, 2007, the Company issued an extendable funding agreement to its parent, Lion Connecticut Holdings Inc. (“Lion” or “Parent”), upon receipt of a single deposit in the amount of $500.0. To fund the purchase of the funding agreement, Lion issued a promissory note to its indirect parent company, ING Verzekeringen N.V. ("ING V"), which has been guaranteed by Lion’s immediate parent, ING AIH. The Company, Lion, ING AIH, and ING V, are wholly-owned subsidiaries of ING Groep N.V.

Under the terms of the funding agreement, the Company will pay Lion interest quarterly at the credited interest rate until maturity, and on the maturity date, the Company will pay Lion the single deposit and any accrued and unpaid interest. The credited interest rate shall be the three-month London Interbank Offered Rate (“LIBOR”), plus 0.05%, and shall be reset quarterly. The maturity date of the funding agreement shall be August 10, 2009, or such later date to which the maturity date may be extended; provided, however, that the maturity date may not be extended beyond August 10, 2012.

Capital Contributions and Distributions

During the six months ended June 30, 2007, the Company received $150.0 in capital contributions from its Parent. During the six months ended June 30, 2006, the Company did not receive any capital contributions from its Parent.

During the six months ended June 30, 2007, the Company did not pay any dividends or return of capital distributions to its Parent. During the six months ended June 30, 2006, the Company paid $20.0 in a return of capital distribution to its Parent.

Financial Guarantees

The Company owns 3-year credit-linked note arrangements, whereby the Company will reimburse the guaranteed parties upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of June 30, 2007, the maximum potential future exposure of the Company under the guarantee was $44.5.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of June 30, 2007, the Company held $81.7 of collateral in the form of cash which was included in Collateral held, including payables under securities loan agreement on the Condensed Balance Sheets and was reinvested. The Company held no cash collateral under the ISDA Agreements as of December 31, 2006.

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

Guaranteed Minimum Death Benefits (“GMDB”):

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

As of June 30, 2007 and December 31, 2006, the guaranteed value of these death benefits in excess of account values was estimated to be $2.1 and $2.2 billion, respectively, before reinsurance.

As of June 30, 2007, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.2 billion, of which $307.3 was projected to be covered by the Company’s equity hedging program. As of December 31, 2006, the guaranteed value of minimum guaranteed death benefits in excess of account value, net of reinsurance, was estimated to be $1.3 billion, of which $381.7 was projected to be covered by the Company’s equity hedging program. As of June 30, 2007 and December 31, 2006, the Company recorded a liability of $159.3 and $139.7, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve. The increase in liability was partially offset by the payment of claims in excess of account values.

Guaranteed Living Benefits:

▪

Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after the 10th rider anniversary. This type of living benefit is the predominant selection in the Company’s sales of variable annuities.

▪

Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees annual withdrawals for life of a percentage of premiums received during the growth phase (before taking withdrawals). The percentage may vary by age at first withdrawal, depending on the base annuity contract. Until withdrawals begin, there is a quarterly ratchet feature which may increase the amount used to calculate the annual withdrawal amount. In addition, in 2006 the Company introduced a joint life-time withdrawal benefit option to include coverage for spouses. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0 % of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. Most versions of the withdrawal benefit have reset and/or step up features that may increase the guaranteed withdrawal amount in certain conditions. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

▪

Guaranteed Minimum Accumulation Benefit (“GMAB”) - Guarantees that the account value will be at least 100% of the premiums paid by the contractowner after 10 years, net of any contract withdrawals (GMAB 10). In the past, the Company offered an alternative design that guaranteed the account value to be at least 200% of premiums paid by contractowners after 20 years (GMAB 20).

All living benefits are covered by the Company’s equity hedging program.

As of June 30, 2007 and December 31, 2006, the guaranteed value of these living benefits in excess of account values was $210.3 and $227.4, respectively. The decrease was primarily driven by favorable equity market performance in the second quarter of 2007. As of June 30, 2007 and December 31, 2006, the Company recorded a liability of $78.9 and $76.1, respectively, representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve, which was partially offset by the decrease in reserves due to favorable equity market performance.

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

Legislative and Regulatory Initiatives

Legislative proposals, which have been or are being considered by Congress, include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. There are no indications at the present time, however, that Congress will enact fundamental tax reforms in 2007. The Pension Protection Act of 2006, which was passed by Congress and signed by the President in August 2006, contains a number of provisions which are likely to have a beneficial effect on annuity and defined contribution products. The SEC has a regulatory initiative underway to improve fee disclosure in financial products and legislative proposals on financial product fee disclosure may also be considered by Congress as it undertakes a review of fee disclosures in the defined contribution plan arena. However, the likelihood of legislative or regulatory action to change fee disclosure requirements is uncertain at this time. The Internal Revenue Service and the Treasury have published final regulations, effective in 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. The final regulations impose broad written plan document and operational compliance requirements on all 403(b) plan sponsors and contain new restrictions on annuity exchanges, which have the potential to adversely impact the Company’s 403(b) annuity business.

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

ING USA Annuity and Life Insurance Company ("the Company") is involved in threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages, and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance, and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

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

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company

Annuity products that the Company sells currently benefit from one or more forms of tax favored status under current federal tax law. The Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 contain provisions that will, over time, significantly lower individual tax rates. This decrease will reduce the benefits of deferral on the build-up of value of annuities. Many of these provisions expire in 2008 and 2010. The Bush Administration, however, has proposed that many of the rate reductions and tax-favored savings initiatives be made permanent. Although the Company cannot predict the overall effect on product sales, some of these tax law changes could hinder sales and result in the increased surrender of annuity contracts.

Additionally, the Company is subject to federal corporation income tax, and benefits from certain federal tax provisions, including but not limited to, dividends received deductions, various tax credits, and insurance reserve deductions. There is risk that changes to federal tax law or in Internal Revenue Service (“IRS”) interpretation of existing tax law may be enacted or adopted, and could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and adversely impact profitability.

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

Changes in regulation in the United States and recent regulatory investigations may reduce profitability

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States. The primary purpose of state regulation is to protect contractowners, and not necessarily to protect creditors and investors. State insurance and securities regulators, state attorneys general, the National Association of Insurance Commissioners, the Securities and

Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Department of Labor and the IRS continually reexamine existing laws and regulations and may impose changes in the future. Changes in legislation and administrative policies, or new interpretations of existing laws, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase costs, reduce new product sales, or result in higher taxes affecting the Company, thus reducing the Company’s profitability.

Since 2002, the insurance industry has become the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. These initiatives currently focus on areas such as:

▪	Inappropriate trading of fund shares;
▪	Revenue sharing and directed brokerage;
▪	Sales and marketing practices;
▪	Suitability;
▪	Arrangements with service providers;
▪	Pricing;
▪	Product cost and fees;
▪	Compensation and sales incentives;
▪	Potential conflicts of interest;
▪	Potential anti-competitive activity;
▪	Reinsurance;
▪	Specific product types, including group annuities and indexed annuities; and
▪	Adequacy of disclosure.

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

The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability

The Company’s insurance and annuity products are subject to a complex and extensive array of state and federal tax, securities and insurance laws, and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, the SEC, the FINRA, and the IRS.

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

Item 5.	Other Information

(a)1.

On August 10, 2007, the Company issued an extendable funding agreement to its parent, Lion Connecticut Holdings Inc. (“Lion”), upon receipt of a single deposit in the amount of $500.0 million. To fund the purchase of the funding agreement, Lion issued a promissory note to its indirect parent company, ING Verzekeringen N.V. ("ING V"), which has been guaranteed by Lion’s immediate parent, ING America Insurance Holdings, Inc. (“ING AIH”). The Company, Lion, ING AIH, and ING V are wholly-owned subsidiaries of ING Groep N.V.

Under the terms of the funding agreement, the Company will pay Lion interest quarterly at the credited interest rate until maturity, and on the maturity date, the Company will pay Lion the single deposit and any accrued and unpaid interest. The credited interest rate shall be the three-month London Interbank Offered Rate (“LIBOR”) plus 0.05%, and shall be reset quarterly. The maturity date of the funding agreement shall be August 10, 2009 or such later date to which the maturity date may be extended; provided, however, that the maturity date may not be extended beyond August 10, 2012.

This information would otherwise have been reported during the third fiscal quarter of 2007 on a current report on Form 8-K under the heading, “Item 1.01 Entry into a Material Definitive Agreement.”

(a)2.

The Company and Directed Services LLC (“DSL”), an affiliate, are parties to a service agreement, effective January 1, 1994, as amended by a first amendment, effective March 7, 1995, (collectively, the “Service Agreement”) by which the Company provides DSL with certain managerial and supervisory services, and DSL provides the Company with certain sales and marketing services. On August 9, 2007, the Company and DSL entered into a second amendment to the Service Agreement, which modifies the method for calculating the compensation owed to the Company for its provision of managerial and supervisory services to DSL. The second amendment provides that, effective July 31, 2007, DSL shall compensate the Company for the provision of managerial and supervisory services by paying the Company on a monthly basis an amount equal to the product of the Monthly Rate (as hereinafter defined) times the Monthly AUM (as hereinafter defined). Monthly Rate is defined to mean for any month, the amount derived by dividing the net income earned by DSL from ING Investors Trust (“IIT”), an affiliate, for such month by the total average assets of IIT for such month.

Monthly AUM is defined to mean for any month, that portion of the total average assets of IIT for such month that is attributable to ING USA deposits.

DSL is a Delaware limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 and as an investment adviser under the Investment Advisers Act of 1940. DSL is an affiliate of the Company and serves as the investment adviser of IIT. IIT is an open-end management investment company that is organized as a Massachusetts business trust. Each of the Company and DSL are indirect wholly-owned subsidiaries of ING Groep N.V.

This information would otherwise have been reported during the third fiscal quarter of 2007 on a current report on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement.”

Item 6.	Exhibits

See Exhibit Index on pages 57-59 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2007 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger dated June 25, 2003, by and between USG Annuity & Life Company, United Life & Annuity Insurance Company, Equitable Life Insurance Company of Iowa and Golden American, incorporated by reference in Exhibit 99-8 in the Company’s Form 8K filed with the SEC on January 2, 2004 (File No. 333-87270).

3.1

Restated Articles of Incorporation Providing for the Redomestication of Golden American Life Insurance Company dated July 2 and 3, 2003, effective January 1, 2004, incorporated by reference to Company’s 10-K, as filed with the SEC on March 29, 2004 (File No. 033-87270).

3.2

Amendment to Articles of Incorporation Providing for the Name Change of Golden American Life Insurance Company dated November 20, 2003, effective January 1, 2004, incorporated by reference to the Company’s 10-K, as filed with the SEC on March 29, 2004 (File No. 033-87270).

3.3

Amendment to Articles of Incorporation Providing for the Change in Purpose and Powers of ING USA Annuity and Life Insurance Company dated March 3 and 4, 2004, effective March 11, 2004, incorporated by reference to the Company’s 10-Q, as filed with the SEC on May 17, 2004 (File No. 033-87270).

3.4

Amended and Restated By-Laws of ING USA Annuity and Life Insurance Company effective January 1, 2005, incorporated by reference to the Company’s Form 10-Q, as filed with the SEC on May 13, 2005 (File No. 033-87270).

4.1

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

4.2

Single Premium Deferred Modified Guaranteed Annuity Master Contract and Single Premium Deferred Modified guaranteed Annuity Certificate – Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 for Golden American Life Insurance Company, as filed with the SEC on September 13, 2000 (File No. 333-40596).

4.3

Individual Retirement Annuity Rider; Roth Individual Retirement Annuity Rider; Simple Retirement Account Rider; and 403(b) Rider - Incorporated herein by reference to Post-Effective Amendment No. 34 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on April 15, 2003 (File No. 033-23351).

4.4	403(b) Rider - Incorporated herein by reference to Initial Registration Statement on Form S-2 for Golden American Life Insurance Company, as filed with the SEC on April 15, 2003 (File No. 333-104547).

4.5

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

4.6

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

4.7

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

4.8

Interest in the Guaranteed Account under Variable Annuity Contracts - Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-2 for Golden American Life Insurance Company, as filed with the SEC on June 29, 2001 (File No. 333-57212).

12.+	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1+	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Harry N. Stout pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Harry N. Stout pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.