Form 10-Q
period 2007-09-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2007-11-13
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of November 12, 2007, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended September 30, 2007

	INDEX

PART I.	FINANCIAL INFORMATION (UNAUDITED)	PAGE

Item 1.	Financial Statements:
	Condensed Statements of Operations	3
	Condensed Balance Sheets	4
	Condensed Statements of Changes in Shareholder's Equity	6
	Condensed Statements of Cash Flows	7
	Notes to Condensed Financial Statements	8

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition	25

Item 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 6.	Exhibits	61

Signature		62

Exhibit Index		63

2

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations (Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Net investment income	$340.4	$293.6	$962.1	$854.1
Fee income	311.1	237.6	865.3	686.2
Premiums	4.9	5.0	14.8	15.4
Net realized capital losses	(121.8)	(0.6)	(162.6)	(92.8)
Other income	0.1	-	0.2	-
Total revenue	534.7	535.6	1,679.8	1,462.9
Benefits and expenses:
Interest credited and other benefits
to contractowners	364.6	325.1	926.5	833.8
Operating expenses	64.2	56.5	189.1	167.7
Net amortization of deferred policy acquisition
costs and value of business acquired	53.3	65.0	248.0	233.8
Interest expense	9.7	7.3	24.7	22.8
Other expense	5.8	6.1	19.7	20.9
Total benefits and expenses	497.6	460.0	1,408.0	1,279.0
Income before income taxes	37.1	75.6	271.8	183.9
Income tax (benefit) expense	(11.1)	2.1	56.8	28.6
Net income	$48.2	$73.5	$215.0	$155.3

The accompanying notes are an integral part of these financial statements. 3

ING USA Annuity and Life Insurance Company (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets (In millions, except share data)

	As of	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $20,686.6 at 2007 and $17,071.8 at 2006)	$20,541.2	$17,054.4
Equity securities, available-for-sale, at fair value
(cost of $172.9 at 2007 and $39.1 at 2006)	169.0	40.6
Short-term investments	150.7	134.3
Mortgage loans on real estate	3,759.8	3,687.6
Policy loans	157.6	162.5
Other investments	982.0	642.9
Securities pledged (amortized cost of $995.3 at 2007 and $875.5 at 2006)	985.0	864.0
Total investments	26,745.3	22,586.3
Cash and cash equivalents	61.5	608.6
Short-term investments under securities loan agreement	159.2	102.6
Accrued investment income	231.5	183.7
Receivable for securities sold	225.3	20.3
Deposits and reinsurance recoverable from affiliates	4,453.5	4,759.0
Deferred policy acquisition costs	2,936.3	2,669.9
Value of business acquired	113.3	110.1
Sales inducements to contractowners	675.1	630.7
Due from affiliates	156.3	29.7
Current income taxes	-	4.6
Other assets	52.1	43.8
Assets held in separate accounts	43,420.0	37,928.3
Total assets	$79,229.4	$69,677.6

The accompanying notes are an integral part of these financial statements. 4

ING USA Annuity and Life Insurance Company (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets (In millions, except share data)

	As of	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$29,901.4	$26,696.4
Payable for securities purchased	349.4	48.3
Collateral held, including payables under securities loan agreement	231.7	102.6
Borrowed money	746.7	769.6
Notes to affiliates	447.0	435.0
Due to affiliates	87.6	46.4
Current income taxes	75.3	-
Deferred income taxes	258.7	262.5
Other liabilities	476.9	399.4
Liabilities related to separate accounts	43,420.0	37,928.3
Total liabilities	75,994.7	66,688.5

Shareholder's equity:
Common stock (250,000 shares authorized, issued,
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	4,131.9	3,978.4
Accumulated other comprehensive loss	(130.2)	(12.1)
Retained earnings (deficit)	(769.5)	(979.7)
Total shareholder's equity	3,234.7	2,989.1
Total liabilities and shareholder's equity	$79,229.4	$69,677.6

The accompanying notes are an integral part of these financial statements. 5

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
Other comprehensive loss,
net of tax:
Change in net unrealized capital gains (losses)
on securities ($(21.4) pretax), including
tax valuation allowance of $(10.0)	-	-	(23.9)	-	(23.9)
Total comprehensive income					131.4
Capital distribution paid		(20.0)	-	-	(20.0)
Employee share-based payments	-	3.1	-	-	3.1
Balance at September 30, 2006	$2.5	$4,126.2	$(28.6)	$(1,036.6)	$3,063.5

Balance at December 31, 2006	$2.5	$3,978.4	$(12.1)	$(979.7)	$2,989.1
Cumulative effect of changes in
accounting principles	-	-	-	(4.8)	(4.8)
Balance at January 1, 2007	2.5	3,978.4	(12.1)	(984.5)	2,984.3
Comprehensive income:
Net income	-	-	-	215.0	215.0
Other comprehensive loss,
net of tax:
Change in net unrealized capital gains
(losses) on securities (($92.7) pretax),
including tax valuation allowance of $(57.9)	-	-	(118.2)	-	(118.2)
Pension liability ($0.2 pretax)	-	-	0.1	-	0.1
Total comprehensive income					96.9
Contribution of capital	-	150.0	-	-	150.0
Employee share-based payments	-	3.5	-	-	3.5
Balance at September 30, 2007	$2.5	$4,131.9	$(130.2)	$(769.5)	$3,234.7

The accompanying notes are an integral part of these financial statements. 6

ING USA Annuity and Life Insurance Company (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Cash Flows (Unaudited) (In millions)

	Nine Months Ended September 30,
	2007	2006

Net cash provided by operating activities	$1,205.7	$875.1

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	8,440.4	7,709.4
Equity securities, available-for-sale	13.9	2.3
Mortgage loans on real estate	551.9	420.1
Acquisition of:
Fixed maturities, available-for-sale	(12,185.3)	(8,814.2)
Equity securities, available-for-sale	(147.2)	(25.4)
Mortgage loans on real estate	(624.6)	(313.9)
Derivatives, net	(66.1)	(58.3)
Limited partnerships, net	(283.8)	(29.6)
Short-term investments, net	(15.9)	(52.6)
Collateral held	72.5	-
Other investments, net	0.5	(62.4)
Other, net	0.3	3.3
Net cash used in investing activities	(4,243.4)	(1,221.3)

Cash Flows from Financing Activities:
Deposits received for investment contracts	6,393.4	4,660.2
Maturities and withdrawals from investment contracts	(4,197.8)	(3,263.0)
Block of deposits coinsured to affiliate	281.6	140.8
Reinsurance recoverable on investment contracts	(125.7)	(854.0)
Short-term loan to affiliate	-	(188.0)
Short-term borrowings	(22.9)	7.3
Notes to affiliates	12.0	-
Capital contribution from Parent	150.0	-
Capital distribution to Parent	-	(20.0)
Net cash provided by financing activities	2,490.6	483.3
Net (decrease) increase in cash and cash equivalents	(547.1)	137.1
Cash and cash equivalents, beginning of period	608.6	215.2
Cash and cash equivalents, end of period	$61.5	$352.3

The accompanying notes are an integral part of these financial statements. 7

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

The condensed financial statements and notes as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

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

SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. Entities that cease application of the guide upon adoption of SOP 07-1 should report the effects prospectively by accounting for investments in conformity with applicable US GAAP. Entities that begin applying the guide upon adoption should report a cumulative effect adjustment to the opening balance of Retained earnings (deficit). On October 17, 2007, the FASB agreed to propose a delay of the effective date of SOP 07-1. The Company will determine the implementation impact regarding SOP 07-1 upon further notice from the FASB or AICPA.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

4.	Investments

Other-Than-Temporary Impairments

The following tables identify the Company’s other-than-temporary impairments by type for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$24.2	46	$3.4	22
Foreign(1)	9.3	25	0.9	5
Residential mortgage-backed	0.1	8	1.2	16
Other asset-backed	4.7	18	-	-
Limited partnerships	-	-	0.2	1
Total	$38.3	97	$5.7	44

(1) Primarily U.S. dollars denominated.

	Nine Months Ended September 30,
	2007			2006
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1
U.S. corporate	37.6		103	9.2	35
Foreign(1)	18.1		62	2.2	8
Residential mortgage-backed	1.0		12	10.2	57
Other asset-backed	15.4		61	1.2	2
Limited partnerships	-		-	0.5	2
Total	$72.1		239	$23.4	105

(1) Primarily U.S. dollars denominated.
* Less than $0.1.

The above schedules include $1.5 and $5.9 for the three and nine months ended September 30, 2007, respectively, and $1.4 and $10.7 for the three and nine months ended September 30, 2006, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following tables summarize these write-downs by type for the three and nine months ended September 30, 2007 and 2006.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$22.8	43	$3.4	22
Foreign	9.4	25	0.9	5
Other asset-backed	4.6	18	-	-
Total	$36.8	86	$4.3	27

	Nine Months Ended September 30,
	2007			2006
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1
U.S. corporate	36.2		100	9.2	35
Foreign	15.0		59	2.2	8
Other asset-backed	15.0		60	1.2	2
Total	$66.2		220	$12.7	46

* Less than $0.1.

The remaining fair value of fixed maturities with other-than-temporary impairments as of September 30, 2007 and 2006 was $2,061.1 and $478.9, respectively.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the nine months ended September 30, 2007 and 2006.

	2007	2006
Balance at January 1	$2,669.9	$2,255.4
Deferrals of commissions and expenses	486.3	522.4
Amortization:
Amortization	(359.1)	(329.6)
Interest accrued at 4% to 6%	115.9	102.0
Net amortization included in the Condensed
Statements of Operations	(243.2)	(227.6)
Change in unrealized capital (gains) losses on
available-for-sale securities	28.1	29.2
Implementation of SOP 05-1	(4.8)	-
Balance at September 30	$2,936.3	$2,579.4

Activity within VOBA was as follows for the nine months ended September 30, 2007 and 2006.

	2007	2006
Balance at January 1	$110.1	$122.1
Amortization:
Amortization	(8.5)	(10.5)
Interest accrued at 4% to 6%	3.7	4.3
Net amortization included in the Condensed
Statements of Operations	(4.8)	(6.2)
Change in unrealized capital (gains) losses on
available-for-sale securities	8.0	0.3
Balance at September 30	$113.3	$116.2

During the nine months ended September 30, 2007, the Company revised and unlocked the assumptions related to mutual fund revenue, separate account returns, and persistency for its annuity products, resulting in a $47.2 reduction in amortization of DAC and VOBA.

During the nine months ended September 30, 2006, the Company revised and unlocked the assumptions related to separate account return and interest risk for its annuity products, resulting in a $10.0 decrease in amortization of DAC and VOBA.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Capital Contributions and Distributions

During the nine months ended September 30, 2007, the Company received $150.0 in capital contributions from its Parent. During the nine months ended September 30, 2006, the Company did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2007, the Company did not pay any dividends or return of capital distributions to its Parent. During the nine months ended September 30, 2006, the Company paid $20.0 in a return of capital distribution to its Parent.

7.	Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2007 and 2006, were (29.9)% and 2.8%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2007 and 2006, were 20.9% and 15.6%, respectively. The effective rates differ from the expected rate primarily due to the benefit from the dividends received deduction. The dividends received deduction is estimated for the current year using information from the distributions received from separate account mutual fund investments. The effective rates for the three and nine months ended September 30, 2006 and 2007 reflect the provision for filed tax return adjustment relative to dividends received deduction. The effective rates differ from the statutory rate due to the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Statutory Tax Rate	35.0%	35.0%	35.0%	35.0%

Interest	1.2%	0.0%	0.3%	0.0%
Dividends received deduction	(65.9)%	(32.2)%	(14.5)%	(19.6)%
Other	(0.2)%	0.0%	0.1%	0.2%
Balance at September 30	(29.9)%	2.8%	20.9%	15.6%

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

The Company is under examination by the Internal Revenue Service (“IRS”) for tax years 2002 through 2005. It is anticipated that the IRS audit of tax years 2002 and 2003 will be finalized within the next twelve months. The settlement is not expected to have a material impact on the Company’s financial position.

As of September 30, 2007, the Company had a $57.9 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2006.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61, which announced its intention to issue regulations with respect to certain computational aspects of the dividend received deduction (“DRD”) on separate account assets held in connection with variable annuity and life insurance contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing, substance, and effective date of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives.

8.	Related Party Transactions

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

Service Agreement

The Company and Directed Services LLC (“DSL”), an affiliate, are parties to a service agreement by which the Company provides DSL with certain managerial and supervisory services, and DSL provides the Company with certain sales and marketing services. On August 9, 2007, the Company and DSL entered into an amendment to the service agreement effective July 31, 2007, which modifies the method for calculating the compensation owed to the Company for its provision of managerial and supervisory services to DSL. Compensation paid to the Company under this service agreement was $31.4 and $67.5 for the three and nine months ended September 30, 2007, respectively, and $15.7 and $45.0 for the three and nine months ended September 30, 2006, respectively. For information on ING USA’s additional related party operating agreements, see the Related Party Transactions footnote to the Financial Statements included in the Company’s 2006 Annual Report on Form 10-K.

Purchase of Investments

On September 27, 2007, the Company purchased at fair value financial assets with a fair value of $435.0 from Security Life of Denver Insurance Company (“Security Life”), an affiliate. The investments, which primarily consisted of AAA rated collateralized mortgage obligations were purchased by the Company with the intent to use them as part of the Federal Home Loan Bank of Des Moines (“FHLB”) funding agreement program. These assets are included in fixed maturities on the Balance Sheet.

Mortgage Loan Purchase

On August 21, 2007, ING USA purchased at fair value U.S. commercial mortgage loans with a fair value of $17.9 from ING Bank of Canada, an affiliate.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Derivatives

On August 31, 2007, ING USA terminated two interest rate swaps with Security Life, which were originally executed to reduce the Company’s exposure to cash flow variability of assets and liabilities. Under the terms of the original transactions, the Company paid the quarterly quoted 3-month LIBOR rate and received a fixed rate of 4.8% and 4.9%, respectively, for swaps with original maturities of December 30, 2010 and 2015, respectively. The notional amount of each swap was $100.0. The fair values of the swaps were $(1.6) and $(0.1) for the December 30, 2010 and 2015 swaps, respectively, at the date of termination.

Facultative Reinsurance Agreement

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, Security Life, effective August 20, 1999. Under the terms of this agreement, the Company facultatively cedes to Security Life, from time to time, certain GICs on a 100% coinsurance basis. The value of GIC reserves ceded by the Company under this agreement was $2.1 billion and $2.2 billion at September 30, 2007 and December 31, 2006, respectively.

On October 11, 2007, the Company ceded to Security Life a $750.0 GIC issued to ING USA Global Funding Trust 5 under this agreement.

For information on ING USA’s additional related party reinsurance agreements, see the Related Party Transactions footnote to the Financial Statements included in the Company’s 2006 Annual Report on Form 10-K.

Proprietary Alpha Fund

On September 4, 2007, ING USA invested $125.0 into the ING Proprietary Alpha Fund, LLC (“PAF”). PAF is a newly-formed multi-strategy investment fund established as a U.S. domiciled limited liability company managed by ING Alternative Asset Management LLC (“IAAM”). PAF’s initial capital of $300.0 was provided by ING USA’s affiliated insurance and non-insurance companies. The investment strategies within PAF include both long and short exposures to various investments and utilize various fixed income, equity and derivative financial instruments.

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

Under this agreement, the Company incurred interest expense of $2.4 and $3.0 for the three and nine months ended September 30, 2007, respectively, and $0.1 and $1.3 for the three and nine months ended September 30, 2006, respectively. The Company earned interest income of $1.3 and $5.3 for the three and nine months ended September 30, 2007, respectively, and $2.3 and $3.3 for the three and nine months ended September 30, 2006, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations. As of September 30, 2007, the Company had an outstanding payable of $12.0 due to ING AIH under the reciprocal loan agreement. As of December 31, 2006, the Company had no amounts outstanding under the reciprocal loan agreement.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Financial Statements included in the Company’s 2006 Annual Report on Form 10-K.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $521.6, $175.3 of which was with related parties. As of December 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $537.9, $143.2 of which was with related parties. During the three and nine months ended September 30, 2007, $10.8 and $25.9, respectively, was funded to related parties under these commitments.

Financial Guarantees

The Company owns 3-year credit-linked note arrangements, whereby the Company will reimburse the guaranteed parties upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreements by sale or collection of the received reference obligation. As of September 30, 2007, the maximum potential future exposure of the Company under the guarantees was $32.5.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of September 30, 2007, the Company held $72.5 of cash collateral, which was included in Collateral held, including payables under securities loan agreement and was reinvested in Short-term investments under securities loan agreement on the Condensed Balance Sheets. The Company held no cash collateral under the ISDA Agreements as of December 31, 2006.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Regulatory Matters

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the Other Regulatory Matters section of the Commitments and Contingent Liabilities footnote to the Financial Statements included in the Company’s 2006 Annual Report on Form 10-K.

11.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of September 30, 2007 and 2006.

	2007	2006
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(155.7)	$(56.6)
Equity securities, available-for-sale	(3.9)	0.9
DAC/VOBA adjustment on available-for-sale securities	58.2	37.5
Sales inducements adjustment on available-for-sale securities	3.8	1.6
Other investments	(5.9)	(6.0)
Unrealized capital losses, before tax	(103.5)	(22.6)
Deferred income tax asset	36.2	7.9
Deferred tax asset valuation allowance	(57.9)	(10.0)
Net unrealized capital losses	(125.2)	(24.7)
Pension liability, net of tax	(5.0)	(3.9)
Accumulated other comprehensive loss	$(130.2)	$(28.6)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the nine months ended September 30, 2007 and 2006.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	2007	2006
Net unrealized capital holding gains (losses) arising
during the period(1)	$(113.1)	$(18.1)
Less: reclassification adjustment for gains (losses) and
other items included in Net income(2)	(52.8)	(4.2)
Net change in unrealized capital gains (losses) on securities	$(60.3)	$(13.9)

(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $(173.9) and $(27.9) for the nine months ended September 30, 2007 and 2006, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income were $(81.2) and $(6.5) for the nine months ended September 30, 2007 and 2006, respectively.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or “the Company,” as appropriate) for each of the three and nine months ended September 30, 2007 and 2006, and financial condition as of September 30, 2007 and December 31, 2006. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2006 Annual Report on Form 10-K.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

(1)	Equity market volatility could negatively impact profitability and financial condition;
(2)	Changes in interest rates could have a negative impact on profitability and financial condition;

(3)	The Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners;
(4)	Changes in underwriting and actual experience could materially affect profitability;
(5)	Changes in reserve estimates may reduce profitability;
(6)	A downgrade in the Company’s ratings may negatively affect profitability and financial condition;
(7)	The continued availability of capital may affect the ability to grow;
(8)	Adverse market conditions, including a reduction in liquidity, could negatively impact the cost and ability of the Company to borrow funds;
(9)	A loss of key product distribution relationships could materially affect sales;
(10)	Competition could negatively affect the ability to maintain or increase profitability;
(11)

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company;

(12)	Litigation may adversely affect profitability and financial condition;
(13)	Changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(14)	The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability;
(15)

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition;

(16)	Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance;
(17)	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition; and
(18)	The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses.

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

The strong equity market performance in the second half of 2006 and year-to-date 2007 favorably impacted variable AUM during 2007. Fee income from variable products has a direct correlation with the level of AUM, which are impacted by equity market performance. In addition, variable products have grown with consumer demand for equity investments.

The changing market interest rate environment during 2007 resulted in a substantial increase in unrealized losses for the first nine months of 2007, as compared to the same period for 2006. Although interest rates decreased at the end of the third quarter of 2007, interest rates had been rising in 2007 and resulted in an increase in unrealized and realized capital losses.

While the interest rate environment during 2007 has resulted in an increase in unrealized losses as compared to 2006, overall increases in market yields have allowed for improved asset returns, and, therefore, improved margins on fixed products during 2007.

Results of Operations

The Company’s results of operations for the three and nine months ended September 30, 2007, and changes therein, reflected positive product experience as a result of increased AUM, primarily driven by strong equity market performance during the end of 2006 and year-to-date 2007 and a higher block of business in force. This positive product experience, however, was offset by higher realized capital losses and interest credited and other benefits to contractowners.

	Three Months Ended September 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Net investment income	$340.4	$293.6	$46.8	15.9%
Fee income	311.1	237.6	73.5	30.9%
Premiums	4.9	5.0	(0.1)	(2.0)%
Net realized capital losses	(121.8)	(0.6)	(121.2)	NM
Other income	0.1	-	0.1	NM
Total revenue	534.7	535.6	(0.9)	0.2%
Benefits and expenses:
Interest credited and other
benefits to contractowners	364.6	325.1	39.5	12.2%
Operating expenses	64.2	56.5	7.7	13.6%
Net amortization of deferred policy
acquisition costs and value
of business acquired	53.3	65.0	(11.7)	(18.0)%
Interest expense	9.7	7.3	2.4	32.9%
Other expense	5.8	6.1	(0.3)	(4.9)%
Total benefits and expenses	497.6	460.0	37.6	8.2%
Income before income taxes	37.1	75.6	(38.5)	(50.9)%
Income tax (benefit) expense	(11.1)	2.1	(13.2)	NM
Net income	$48.2	$73.5	$(25.3)	(34.4)%
Effective tax rate	(29.9)%	2.8%

NM - Not meaningful.

	Nine Months Ended September 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Net investment income	$962.1	$854.1	$108.0	12.6%
Fee income	865.3	686.2	179.1	26.1%
Premiums	14.8	15.4	(0.6)	(3.9)%
Net realized capital losses	(162.6)	(92.8)	(69.8)	(75.2)%
Other income	0.2	-	0.2	NM
Total revenue	1,679.8	1,462.9	216.9	14.8%
Benefits and expenses:
Interest credited and other
benefits to contractowners	926.5	833.8	92.7	11.1%
Operating expenses	189.1	167.7	21.4	12.8%
Net amortization of deferred policy
acquisition costs and value
of business acquired	248.0	233.8	14.2	6.1%
Interest expense	24.7	22.8	1.9	8.3%
Other expense	19.7	20.9	(1.2)	(5.7)%
Total benefits and expenses	1,408.0	1,279.0	129.0	10.1%
Income before income taxes	271.8	183.9	87.9	47.8%
Income tax expense	56.8	28.6	28.2	98.6%
Net income	$215.0	$155.3	$59.7	38.4%
Effective tax rate	20.9%	15.6%

NM - Not meaningful.

Revenues

Total revenue for the three and nine months ended September 30, 2007, increased mainly due to increases in Fee income and Net investment income, partially offset by increases in Net realized capital losses.

The increase in Fee income for the three and nine months ended September 30, 2007, reflects an increase in average variable AUM, primarily driven by strong equity market performance during the end of 2006 and year-to-date 2007 and a higher block of business in force.

Net investment income for the three and nine months ended September 30, 2007, increased as the result of an increase in assets supporting fixed AUM and surplus, which reflects a larger block of GICs, and fixed indexed annuities in force. In addition, the Company experienced higher yields in 2007.

Net realized capital losses increased for the three months ended September 30, 2007, primarily due to higher losses on derivatives. The increase in net realized capital losses for the nine months ended September 30, 2007, was primarily due to higher losses on derivatives, along with higher losses on fixed maturities. The changes in derivatives were primarily driven by interest rate swaps and currency swaps associated with international emerging markets. In addition, for the third quarter of 2007, there were lower call option gains as compared to the same period for 2006, due to the lower equity market returns in the third quarter of this year as compared to the same period for 2006. On a year-to-date basis for 2007, call option gains were higher than those of the prior year for the same period and were partially offset by losses on futures, both due to higher equity market returns for the year-to-date period of 2007, as compared to the same period for 2006. The higher losses on fixed maturities for the nine months ended September 30, 2007, were driven by the increasing interest rate environment in the first half of 2007.

Benefits and Expenses

Total benefits and expenses for the three and nine months ended September 30, 2007, increased mainly due to higher Interest credited and other benefits to contractowners, as well as higher Operating expenses.

Interest credited and other benefits to contractowners increased for the three months ended September 30, 2007, primarily due to an increase in guaranteed benefit reserves, as a result of lower equity market performance in 2007 as compared to 2006. The increase for the nine months ended September 30, 2007 was primarily driven by an increase in the GIC reserve balance and in fixed indexed annuity reserves, mainly attributable to favorable equity market performance, higher average fixed AUM, and increased market volatility in 2007. The increase was partially offset by lower annuity crediting rates and favorable development related to certain contingencies in 2007.

Operating expenses increased for the three and nine months ended September 30, 2007, primarily due to higher non-deferred asset-based commissions and marketing expenses, as well as the continued growth of the business.

Net amortization of DAC and VOBA decreased for the three months ended September 30, 2007, primarily due to lower actual gross profits in the third quarter of 2007 as compared to 2006. This decrease in amortization was partially offset by favorable unlocking adjustments in third quarter of 2006, arising from prospective assumptions based on positive persistency experience and better than expected equity performance. Amortization increased for the nine months ended September 30, 2007, primarily due to higher actual gross profits related to higher average AUM. This increase in amortization was partially offset by favorable unlocking adjustments in 2007 relating to variable annuity fund performance and other assumption changes made during the first half of 2007.

Income Taxes

Income tax expense decreased for the three months ended September 30, 2007, primarily due to lower Income before income taxes related to higher benefits and expenses during the quarter. For the nine months ended September 30, 2007, Income tax expense increased based on higher Income before taxes for the year to date related to higher fee income and net investment income.

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

Portfolio Composition

The following table presents the investment portfolio at September 30, 2007 and December 31, 2006.

	2007		2006
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$21,526.2	80.5%	$17,918.4	79.3%
Equity securities, available-for-sale	169.0	0.6%	40.6	0.2%
Short-term investments	150.7	0.5%	134.3	0.6%
Mortgage loans on real estate	3,759.8	14.1%	3,687.6	16.3%
Policy loans	157.6	0.6%	162.5	0.7%
Other investments	982.0	3.7%	642.9	2.9%
Total investments	$26,745.3	100.0%	$22,586.3	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of September 30, 2007.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$173.0	$0.5	$0.1	$173.4
U.S. government agencies and authorities	86.1	0.2	0.7	85.6
State, municipalities, and political subdivisions	50.0	-	2.2	47.8

U.S. corporate securities:
Public utilities	1,395.3	15.6	20.4	1,390.5
Other corporate securities	6,190.6	48.6	74.3	6,164.9
Total U.S. corporate securities	7,585.9	64.2	94.7	7,555.4

Foreign securities(1):
Government	498.3	10.8	7.3	501.8
Other	3,264.5	26.6	57.2	3,233.9
Total foreign securities	3,762.8	37.4	64.5	3,735.7

Residential mortgage-backed securities	4,821.7	70.4	86.9	4,805.2
Commercial mortgage-backed securities	3,181.5	21.4	31.1	3,171.8
Other asset-backed securities	2,020.9	3.8	73.4	1,951.3

Total fixed maturities, including securities pledged	21,681.9	197.9	353.6	21,526.2
Less: securities pledged	995.3	4.9	15.2	985.0

Total fixed maturities	$20,686.6	$193.0	$338.4	$20,541.2

(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$276.9	$0.2	$1.4	$275.7
U.S. government agencies and authorities	220.9	0.6	2.2	219.3
State, municipalities, and political subdivisions	43.0	0.5	0.4	43.1

U.S. corporate securities:
Public utilities	1,324.5	21.1	17.8	1,327.8
Other corporate securities	5,138.6	50.3	49.7	5,139.2
Total U.S. corporate securities	6,463.1	71.4	67.5	6,467.0

Foreign securities(1):
Government	486.1	16.2	4.3	498.0
Other	2,843.9	32.3	46.6	2,829.6
Total foreign securities	3,330.0	48.5	50.9	3,327.6

Residential mortgage-backed securities	3,841.4	44.8	62.8	3,823.4
Commercial mortgage-backed securities	1,928.6	15.1	20.2	1,923.5
Other asset-backed securities	1,843.4	5.2	9.8	1,838.8

Total fixed maturities, including securities pledged	17,947.3	186.3	215.2	17,918.4
Less: securities pledged	875.5	2.4	13.9	864.0

Total fixed maturities	$17,071.8	$183.9	$201.3	$17,054.4

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- as of September 30, 2007 and December 31, 2006. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities, including fixed maturities pledged to creditors, by quality rating category, were as follows as of September 30, 2007 and December 31, 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$9,281.7	43.0%	$7,243.8	40.4%
AA	1,568.1	7.3%	1,245.7	6.9%
A	3,871.5	18.0%	3,631.0	20.3%
BBB	5,937.3	27.6%	5,124.0	28.6%
BB	639.3	3.0%	575.1	3.2%
B and below	228.3	1.1%	98.8	0.6%
Total	$21,526.2	100.0%	$17,918.4	100.0%

95.9% and 96.2% of fixed maturities were invested in securities rated BBB and above (Investment Grade) as of September 30, 2007 and December 31, 2006, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows as of September 30, 2007 and December 31, 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$173.4	0.8%	$275.7	1.6%
U.S. government agencies and authorities	85.6	0.4%	219.3	1.2%
U.S. corporate, state, and municipalities	7,603.2	35.3%	6,510.1	36.3%
Foreign	3,735.7	17.4%	3,327.6	18.6%
Residential mortgage-backed	4,805.2	22.3%	3,823.4	21.3%
Commercial mortgage-backed	3,171.8	14.7%	1,923.5	10.7%
Other asset-backed	1,951.3	9.1%	1,838.8	10.3%
Total	$21,526.2	100.0%	$17,918.4	100.0%

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of the Company’s Shareholder’s equity as of September 30, 2007 and December 31, 2006.

Subprime Mortgage Exposure

Credit markets have recently become more turbulent amid concerns about subprime mortgages and collateralized debt obligations (“CDOs”). This in turn has resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across all markets.

To date, this market disruption has had a limited impact on the Company. As of September 30, 2007, the Company’s subprime exposure was $946.4, representing 3.5% of total investments and its Alt-A exposure was $1,346.0, representing 5.0% of total investments. The Company does not originate or purchase subprime or Alt-A whole-loan mortgages. As of September 30, 2007, the Company’s exposure to subprime mortgages was primarily in the form of asset backed securities (“ABS”) collateralized by subprime residential mortgages (“ABS Home Equity”) and one CDO position backed by ABS Home Equity; and its exposure to Alt-A mortgages was concentrated in residential mortgage backed securities (“RMBS”). Alt-A Loans are residential mortgage loans to customers who have strong credit profiles but lack some element(s) such as documentation to substantiate income. Subprime lending is the origination of loans to customers with weaker credit profiles. The following summarizes the Company’s ABS Home Equity and RMBS exposure to subprime and Alt-A mortgages as of September 30, 2007.

ABS - The fair value of the Company’s ABS portfolio was $1,944.3 with 48.7% of the total being ABS Home Equity securities. The fair value and gross unrealized losses related to these ABS Home Equity securities were $946.4 and $51.0, respectively, with 87.8% of these ABS Home Equity securities being rated “AAA” or “AA”. The ABS Home Equity portfolio included 37.9% issued in 2007, 11.2% in 2006, and 50.9% in 2005 and prior. The ABS CDO had a fair value of $2.9 at September 30, 2007. The Company accounts for its interest in the ABS CDO using the equity method of accounting with periodic changes in value being recognized in earnings. The Company recognized losses of $0.7 for each of the three and nine months ended September 30, 2007.

RMBS - The fair value of the Company’s RMBS portfolio was $4,788.6. The portfolio is of high credit quality with 97.5% of the portfolio rated AAA. Further, 41.0% of the RMBS portfolio was issued by GNMA/FNMA or FHLMC, which are government agencies or instrumentalities that guarantee the credit quality of the underlying mortgage pools. Of the total RMBS portfolio, $1,346.0, or 28.1%, were backed by Alt-A borrowers. The fair value and gross unrealized losses of the Alt-A portfolio were $1,346.0 and $12.3, respectively, with 100.0% being AAA-rated. The Alt-A portfolio included 35.2% issued in 2007, 11.6% in 2006, and 53.2% in 2005 and prior.

Mortgage Loans

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $3,759.8 and $3,687.6 as of September 30, 2007 and December 31, 2006, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to Net realized capital gains (losses). As of September 30, 2007 and December 31, 2006, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 22.1% and 19.9% of properties in California as of September 30, 2007 and December 31, 2006, respectively. All mortgage loan borrowers, including those in California, are required to have adequate all-risk insurance coverage, which is inclusive of fire damage and business interruption. Management believes that all borrowers are in compliance with the required insurance coverage. Further, the Company is not aware of California properties collateralizing the mortgage loans that have suffered major damage as a result of the recent California wildfires.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of September 30, 2007 and December 31, 2006.

	2007				2006
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$117.2	33.1%	$10.6	3.0%	$25.5	11.8%	$1.9	0.9%
More than six months
and less than twelve
months below
amortized cost	83.0	23.5%	7.8	2.2%	11.3	5.3%	0.5	0.2%
More than twelve months
below amortized cost	126.1	35.7%	8.9	2.5%	174.3	81.0%	1.7	0.8%
Total unrealized capital loss	$326.3	92.3%	$27.3	7.7%	$211.1	98.1%	$4.1	1.9%

Unrealized losses in fixed maturities as of September 30, 2007 and December 31, 2006, were primarily caused by interest rate movement or changes in credit spreads to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of September 30, 2007 and December 31, 2006.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2007	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$49.6	$44.4	$68.2	$162.2
Mortgage and other asset-backed
securities	78.2	46.4	66.8	191.4
Total unrealized capital loss	$127.8	$90.8	$135.0	$353.6
Fair value	$6,595.1	$2,253.8	$3,887.2	$12,736.1

2006
Interest rate or spread widening	$12.8	$6.2	$103.4	$122.4
Mortgage and other asset-backed
securities	14.6	5.6	72.6	92.8
Total unrealized capital loss	$27.4	$11.8	$176.0	$215.2
Fair value	$3,095.9	$905.9	$6,026.5	$10,028.3

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of September 30, 2007 and December 31, 2006.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2007	Cost	Amortized Cost	Cost	Loss
U.S. Treasuries	$-	$0.1	$-	$0.1
U.S. government agencies and authorities	-	-	0.7	0.7
U.S. corporate, state, and municipalities	31.8	29.0	36.1	96.9
Foreign	17.8	15.3	31.4	64.5
Residential mortgage-backed	36.2	6.0	44.7	86.9
Commercial mortgage-backed	7.5	15.8	7.8	31.1
Other asset-backed	34.5	24.6	14.3	73.4
Total unrealized capital loss	$127.8	$90.8	$135.0	$353.6

2006
U.S. Treasuries	$1.4	$-	$-	$1.4
U.S. government agencies and authorities	0.3	-	1.9	2.2
U.S. corporate, state, and municipalities	7.8	1.8	58.3	67.9
Foreign	3.3	4.4	43.2	50.9
Residential mortgage-backed	11.5	2.9	48.4	62.8
Commercial mortgage-backed	2.0	1.4	16.8	20.2
Other asset-backed	1.1	1.3	7.4	9.8
Total unrealized capital loss	$27.4	$11.8	$176.0	$215.2

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 96.9% of the average book value as of September 30, 2007. In addition, this category includes 782 securities, which have an average quality rating of A-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of September 30, 2007.

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

The following tables identify the Company’s other-than-temporary impairments by type for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$24.2	46	$3.4	22
Foreign(1)	9.3	25	0.9	5
Residential mortgage-backed	0.1	8	1.2	16
Other asset-backed	4.7	18	-	-
Limited partnerships	-	-	0.2	1
Total	$38.3	97	$5.7	44

(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2007			2006
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1
U.S. corporate	37.6		103	9.2	35
Foreign	18.1		62	2.2	8
Residential mortgage-backed	1.0		12	10.2	57
Other asset-backed	15.4		61	1.2	2
Limited partnerships	-		-	0.5	2
Total	$72.1		239	$23.4	105

* Less than $0.1.

The above schedules include $1.5 and $5.9 for the three and nine months ended September 30, 2007, respectively, and $1.4 and $10.7 for the three and nine months ended September 30, 2006, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following tables summarize these write-downs by type for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$22.8	43	$3.4	22
Foreign	9.4	25	0.9	5
Other asset-backed	4.6	18	-	-
Total	$36.8	86	$4.3	27

	Nine Months Ended September 30,
	2007			2006
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1
U.S. corporate	36.2		100	9.2	35
Foreign	15.0		59	2.2	8
Other asset-backed	15.0		60	1.2	2
Total	$66.2		220	$12.7	46

* Less than $0.1.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments upon disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006
Fixed maturities, available-for-sale	$(4.4)	$10.4
Equity securities, available-for-sale	0.2	-
Derivatives	(117.6)	(10.8)
Other	-	(0.2)
Net realized capital losses	$(121.8)	$(0.6)
After-tax net realized capital losses	$(79.2)	$(0.4)

	Nine Months Ended September 30,
	2007	2006
Fixed maturities, available-for-sale	$(61.1)	$(32.5)
Equity securities, available-for-sale	0.5	0.9
Derivatives	(102.0)	(61.9)
Other	-	0.7
Net realized capital losses	$(162.6)	$(92.8)
After-tax net realized capital losses	$(105.7)	$(60.3)

Net realized capital losses increased for the three months ended September 30, 2007, primarily due to higher losses on derivatives. The increase in net realized capital losses for the nine months ended September 30, 2007, was primarily due to higher losses on derivatives, along with higher losses on fixed maturities. The changes in derivatives were primarily driven by currency swaps associated with international emerging markets. In addition, for the third quarter of 2007, there were lower call option gains as compared to the same period for 2006, due to the lower equity market returns in the third quarter of this year as compared to the same period for 2006. On a year-to-date basis for 2007, call option gains were higher than those of the prior year for the same period and were partially offset by losses on futures, both due to higher equity market returns for the year-to-date period of 2007, as compared to the same period for 2006. The higher losses on fixed maturities for the nine months ended September 30, 2007, were driven by the increasing interest rate environment in the first half of 2007.

Income Taxes

As of September 30, 2007, the Company had a $57.9 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2006.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the prior December 31. As of September 30, 2007, the Company had an outstanding payable of $12.0 due to ING AIH under the reciprocal loan agreement. As of December 31, 2006, the Company had no amounts outstanding under the reciprocal loan agreement.

▪

A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of September 30, 2007 and December 31, 2006, the Company had no amounts outstanding under the revolving note facility.

▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of September 30, 2007 and December 31, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of September 30, 2007 and December 31, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. As of September 30, 2007 and December 31, 2006, the Company had $2,168.9 and $226.7, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. The level of funding agreements increased 192.1% since June 30, 2007, as the Company took advantage of the credit market dislocation to purchase highly rated assets and issue FHLB funding agreements. As of September 30, 2007 and December 31, 2006, assets with a carrying value of approximately $2,501.2 and $703.0, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

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

Capital Contributions and Distributions

During the nine months ended September 30, 2007, the Company received $150.0 in capital contributions from its Parent. During the nine months ended September 30, 2006, the Company did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2007, the Company did not pay any dividends or return of capital distributions to its Parent. During the nine months ended September 30, 2006, the Company paid $20.0 in a return of capital distribution to its Parent.

Financial Guarantees

The Company owns 3-year credit-linked note arrangements, whereby the Company will reimburse the guaranteed parties upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreements by sale or collection of the received reference obligation. As of September 30, 2007, the maximum potential future exposure of the Company under the guarantees was $32.5.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of September 30, 2007, the Company held $72.5 of cash collateral, which was included in Collateral held, including payables under securities loan agreement and was reinvested in Short-term investments under securities loan agreement on the Condensed Balance Sheets. The Company held no cash collateral under the ISDA Agreements as of December 31, 2006.

Facultative Reinsurance Agreement

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, Security Life of Denver Insurance Company (“Security Life”) effective August 20, 1999. Under the terms of this agreement, the Company facultatively cedes to Security Life, from time to time, certain GICs on a 100% coinsurance basis. The value of GIC reserves ceded by the Company under this agreement was $2.1 billion and $2.2 billion at September 30, 2007 and December 31, 2006, respectively. The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that Security Life is also a major GIC issuer. Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

On October 11, 2007, the Company ceded to Security Life a $750.0 GIC issued to ING USA Global Funding Trust 5 under this agreement.

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

The Company’s variable annuities offer one or more of the following guaranteed death and living benefits:

Guaranteed Minimum Death Benefits (“GMDB”):

▪	Standard - Guarantees that, upon death, the death benefit will be no less than the premiums paid by the contractowner, adjusted for any contract withdrawals.
▪

Ratchet - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary (or quarterly) value of the variable annuity, adjusted for contract withdrawals.

▪

Rollup (7.0% or 5.5% Solution) - Guarantees that, upon death, the death benefit will be no less than the aggregate premiums paid by the contractowner accruing interest at 7.0% or 5.5% per annum, adjusted for contract withdrawals, which may be subject to a maximum cap on the rolled up amount. (The Company has discontinued this option for new sales.)

▪	Combo (Max 7) - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup.

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

As of September 30, 2007 and December 31, 2006, the guaranteed value of these death benefits in excess of account values was estimated to be $2.1 and $2.2 billion, respectively, before reinsurance.

As of September 30, 2007, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.2 billion, of which $334.2 was projected to be covered by the Company’s equity hedging program. As of December 31, 2006, the guaranteed value of minimum guaranteed death benefits in excess of account value, net of reinsurance, was estimated to be $1.3 billion, of which $381.7 was projected to be covered by the Company’s equity hedging program. As of September 30, 2007 and December 31, 2006, the Company recorded a liability of $180.0 and $139.7, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve. The increase in liability was partially offset by the payment of claims in excess of account values.

Guaranteed Living Benefits:

▪	Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary.
▪

Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees annual withdrawals for life of a percentage of premiums received during the growth phase (before taking withdrawals and after age 60). The percentage may vary by age at first withdrawal, depending on the base annuity contract. Until withdrawals begin, there is a quarterly ratchet feature which may increase the amount used to calculate the annual withdrawal amount. A joint life-time withdrawal benefit option is available to include coverage for spouses. Most versions of the withdrawal benefit have reset and/or step up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0 % of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

▪

Guaranteed Minimum Accumulation Benefit (“GMAB”) - Guarantees that the account value will be at least 100% of the eligible premiums paid by the contractowner after 10 years, net of any contract withdrawals (GMAB 10). In the past, the Company offered an alternative design that guaranteed the account value to be at least 200% of eligible premiums paid by contractowners after 20 years (GMAB 20).

All living benefits are covered by the Company’s equity hedging program.

As of September 30, 2007 and December 31, 2006, the guaranteed value of these living benefits in excess of account values was $231.1 and $227.4, respectively. As of September 30, 2007 and December 31, 2006, the Company recorded a liability of $101.4 and $76.1, respectively, representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve, which was partially offset by the decrease in reserves due to favorable equity market performance.

Equity Hedging Program: In order to hedge equity risk associated with GMDBs and guaranteed living benefits, the Company enters into futures positions on various public market equity indices chosen to closely replicate contractowner variable fund returns. The Company uses market consistent valuation techniques to establish its derivative positions and to rebalance the derivative positions in response to market fluctuations. One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. The Company also administers a hedging program that mitigates both equity risk and equity volatility risk associated with its Principal Guard GMWB product issued in 2005 and beyond. This hedge strategy primarily involves entering into put options.

Other risks posed by market conditions, such as interest rate risk and the majority of the Company’s equity volatility risk, and risks posed by contractowner experience, such as surrender and mortality experience deviations, are not explicitly mitigated by this program. In addition, certain funds where there is no replicating market index and where hedging is not appropriate are excluded from the program.

For those risks addressed by the equity hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contractowner variable fund growth. Any differences between actual results and the market indices result in income volatility.

Income Taxes

On September 25, 2007, the Internal Revenue Service (“IRS”) issued Revenue Ruling 2007-61, which announced its intention to issue regulations with respect to certain computational aspects of the dividend received deduction (“DRD”) on separate account assets held in connection with variable annuity and life insurance contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing, substance, and effective date of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that such regulations will apply prospectively.

Income tax obligations consist of the allowance on uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed. The current liability of $2.0 may be paid in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $61.2 cannot be reliably estimated.

Recently Adopted Accounting Standards

(See the Recently Adopted and New Accounting Standards footnotes to the condensed financial statements.)

Legislative and Regulatory Initiatives

Legislative proposals, which have been or are being considered by Congress, include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. There are no indications at the present time, however, that Congress will enact tax changes that will adversely affect the Company’s products in 2007. The Pension Protection Act of 2006, which was passed by Congress and signed by the President in August 2006, contains a number of provisions which are likely to have a beneficial effect on annuity and defined contribution products. The SEC has a regulatory initiative underway to improve fee disclosure in financial products and legislative proposals on financial product fee disclosure may also be considered by Congress as it undertakes a review of fee disclosures in the defined contribution plan arena. However, the timing and content of legislative or regulatory action to change fee disclosure requirements are uncertain at this time. The IRS and the Treasury have published final regulations, effective in 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. The final regulations impose broad written plan document and operational compliance requirements on all 403(b) plan sponsors and contain new restrictions on annuity exchanges, which have the potential to adversely impact the Company’s 403(b) annuity business. For a description of Revenue Ruling 2007-61 issued by the IRS in September of 2007, see the “Liquidity and Capital Resources, Income Taxes” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” above.

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

Changes in interest rates could have a negative impact on profitability and financial condition

Changes in interest rates may be caused by either changes in the underlying risk free rates or changes in the credit spreads required for various levels of risk within the market. Changes in interest rates may negatively affect the Company’s attempts to maintain profitable margins between the amounts earned on its general account investments and the amounts paid under its annuity and insurance contracts.

As interest rates rise, fixed annuity contract surrenders and withdrawals may increase as contractowners seek higher returns. To raise the cash necessary to fund such surrenders and withdrawals, the Company may need to sell assets at capital losses. An increase in contract surrenders and withdrawals may also require the Company to accelerate amortization of deferred policy acquisition costs relating to such contracts, further reducing profits. In addition, rising interest rates increase unrealized losses for fixed maturities and certain derivatives where the Company assumes credit exposure. Significant or sustained increases in interest rates may result in increased other-than-temporary impairments.

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

Adverse market conditions, including a reduction in liquidity, could negatively impact the cost and ability of the Company to borrow funds

The third quarter of 2007 was characterized by adverse capital market conditions generally affecting the value and liquidity of asset-backed securities supported by subprime mortgages, as well as other investments. These market conditions also impacted the cost of debt, including commercial paper borrowings. While the Company has various sources of liquidity available, adverse market conditions could impact the cost and availability of these borrowing sources.

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

See Exhibit Index on pages 63-65 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2007 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger dated June 25, 2003, by and between USG Annuity & Life Company, United Life & Annuity Insurance Company, Equitable Life Insurance Company of Iowa and Golden American Life Insurance Company, incorporated by reference in Exhibit 99-8 in the Company’s Form 8K filed with the SEC on January 2, 2004 (File No. 333-87270).

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

10.1+

Second Amendment, effective as of July 31, 2007, to the Services Agreement, between Golden American Life Insurance Company (nka ING USA Annuity and Life Insurance Company) & Directed Services, Inc. (nka Directed Services LLC).

10.2+	ING USA Guaranteed Funding Agreement, effective August 10, 2007, issued by ING USA Annuity and Life Insurance Company to Lion Connecticut Holdings, Inc.

12.+	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1+	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Harry N. Stout pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Harry N. Stout pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.