Form 10-K
period 2007-12-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2008-03-28
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes     ☒      No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.       Yes     ☒      No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of March 25, 2008, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Annual Report on Form 10-K

For the Year Ended December  31, 2007

TABLE OF CONTENTS
		PAGE
PART I

Item 1.	Business**	3
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties**	23
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders*	24

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters	25
	and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data***	26
Item 7.	Management’s Narrative Analysis of the Results of Operations and	27
	Financial Condition**
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	67
Item 8.	Financial Statements and Supplementary Data	72
Item 9.	Changes in and Disagreements With Accountants on Accounting and
	Financial Disclosure	131
Item 9A.	Controls and Procedures	131
Item 9B.	Other Information	132

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance*	133
Item 11.	Executive Compensation*	133
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters*	133
Item 13.	Certain Relationships, Related Transactions, and Director Independence*	133

Item 14.	Principal Accounting Fees and Services	134

PART IV

Item 15.	Exhibits, Financial Statement Schedules	136

	Index to Financial Statement Schedules	137
	Signatures	141
	Exhibits Index	142

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

Description of Business

ING’s U.S.-based operations offer a broad range of life insurance, annuity, mutual fund, employee benefit, defined contribution, guaranteed investment, and funding agreement contracts. For the year ended December 31, 2007, ING’s U.S.-based operations were ranked eighth in sales of variable annuities according to data published by Morningstar, Inc. and twelfth in sales of fixed annuities, excluding structured settlements, according to data published by LIMRA International Inc. (“LIMRA”). The Company serves as one of the primary vehicles through which ING’s U.S.-based operations write variable and fixed annuity business. According to LIMRA’s fourth quarter 2007 sales report on Stable Value and Funding Agreement products, ING’s U.S.-based operations were ranked second in market share for funding agreement contracts, and seventh for traditional general account guaranteed investment contracts, in terms of total assets.

The Company offers various insurance products, including immediate and deferred variable and fixed annuities. The Company’s annuity products are distributed by national wirehouses, regional securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and affiliated broker-dealers. The Company’s primary annuity customers are individual consumers.

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

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contractowner or participant under a contract, in shares of mutual funds managed by affiliates of the Company or in other selected mutual funds not managed by affiliates of the Company. Variable annuity deposits are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option into which the contractowner may allocate deposits. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contractowner, including the value allocated to any fixed account, less fees and expenses. The Company offers investment options for its variable annuities covering a wide range of investment styles, including large, mid, and small cap equity funds, as well as fixed income alternatives. Many of the variable annuity contracts issued by the Company are combination contracts, offering both variable and fixed options under which some or all of the deposits may be allocated by the contractowner to a fixed account.

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

At December 31, 2007 and 2006, the guaranteed value of these death benefits in excess of account values was estimated to be $2.7 billion and $2.2 billion, respectively, before reinsurance. The increase was primarily driven by the decrease in account values due to unfavorable equity market performance in the second half of 2007.

At December 31, 2007, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.8 billion, of which $537.6 was projected to be covered by the Company’s equity hedging program. At December 31, 2006, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.3 billion, of which $381.7 was projected to be covered by the Company’s equity hedging program. As of December 31, 2007 and 2006, the Company recorded a liability of $209.4 and $139.7, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve during 2007 and higher future project benefits in excess of account values.

Guaranteed Living Benefits:

▪	Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary.
▪

Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees annual withdrawals for life of a percentage of premiums received during the growth phase (before taking withdrawals and after age 60). The percentage may vary by age at first withdrawal, depending on the base annuity contract. For certain versions, before withdrawals begin there are annual step-up (for 10 years) and quarterly ratchet features that may increase the amount used to calculate the annual withdrawal amount. Other versions have a quarterly ratchet feature only. A joint life-time withdrawal benefit option is available to include coverage for spouses. Most versions of the withdrawal benefit have reset and/or step up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0 % of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

▪

Guaranteed Minimum Accumulation Benefit (“GMAB”) - Guarantees that the account value will be at least 100% of the eligible premiums paid by the contractowner after 10 years, net of any contract withdrawals (GMAB 10). In the past, the Company offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contractowners after 20 years (GMAB 20).

All living benefits are covered by the Company’s equity hedging program.

At December 31, 2007 and 2006, the guaranteed value of these living benefits in excess of account values was $506.5 and $227.4, respectively. The increase was primarily driven by the decrease in account values due to unfavorable equity market performance in the second half of 2007. As of December 31, 2007 and 2006, the Company recorded a liability of $149.3 and $76.1, respectively, representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased mainly due to accumulation of fees used to fund the reserve and higher future projected benefits in excess of account values during 2007.

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

Other risks posed by market conditions, such as interest rate risk and the majority of the Company’s equity volatility risk, and risks posed by contractowner experience, such as surrender and mortality experience deviations, are not explicitly mitigated by this program. In addition, certain funds, where there is no replicating market index and where hedging is not appropriate, are excluded from the program.

For those risks addressed by the equity hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contractowner variable fund growth. Any differences between actual results and the market indices result in income volatility.

Fixed Annuities: The fixed annuities offered by the Company are general account products and include single premium immediate, multi-year guaranteed, annual reset, and fixed indexed (“FIA”) annuities. Under fixed annuity contracts, the principal amount is guaranteed, and, for a specified time period, the Company credits interest to the contractowner accounts at a fixed interest rate, or, for an FIA, the greater of a fixed interest rate or a return based upon performance of the Standard & Poor’s (“S&P”) 500 index and participation rates set by the Company. For accounting purposes, the equity return component of an FIA is considered an embedded derivative. See further discussion under “Reserves” below. The Company bears the investment risk on fixed annuities, because, while the Company credits contractowner accounts with a stated interest rate, the Company cannot be certain the investment income earned on the general account assets will exceed that rate.

S&P 500 call options are purchased and written to hedge equity risk associated with FIA contracts. During the fourth quarter of 2007, the Company began using futures contracts to hedge certain FIA contracts. The FIA hedging program is limited to currently accruing liabilities resulting from participation rates that have already been set, and measured using capital market valuation techniques. Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

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

Other Insurance Products: Historically, the Company provided interest-sensitive, traditional life insurance, and health insurance products. All health insurance has been ceded to other insurers and new policies are no longer written. The Company ceased the issuance of life insurance policies in 2001, and all life insurance business is currently in run-off. A certain portion of the assets held in the general account are dedicated to funding this block of business.

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

The principal distribution channels of the Company’s variable and fixed annuities include national wirehouses, regional securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and affiliated broker-dealers. GICs are distributed primarily through direct sales by home office personnel or through specialty insurance brokers.

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

The Company also utilizes sales inducements as part of its distribution strategy for annuities. Sales inducements represent benefits paid to contractowners for a specified period, which are incremental to the amounts the Company credits on similar contracts and are higher than the contract’s expected ongoing crediting rates for periods after the inducement.

The Company is not dependent upon any single customer, and no single customer accounted for 10.0% or more of the Company’s revenue in 2007. The only distributor that produced 5.0% or more of 2007 annuity sales was the ING Advisors Network (a group of broker-dealers affiliated with the Company), which produced approximately 14.2% of annuity sales.

Assets Under Management

A substantial portion of the Company’s fees, or other charges and margins, are based on general and separate account assets under management (“AUM”). General account AUM represents assets in which the Company bears the investment risk, while separate account AUM represents assets in which the contractowners bear the investment risk. AUM is principally affected by net deposits (i.e., annuity premiums and GIC deposits, less surrenders), investment performance (i.e., interest credited to contractowner accounts for fixed options or market performance for variable options), and contractowner retention. The general and separate account AUM was as follows at December 31, 2007 and 2006.

	December 31,
	2007	2006
Variable annuities	$45,525.9	$38,801.6
Fixed annuities	17,167.4	17,084.1
GICs	6,976.1	2,353.9
Other insurance products	1,300.9	1,316.0
Total	$70,970.3	$59,555.6

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

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Deferred annuity crediting rates and reserve interest rates varied by product up to 10.0% for 2007, 7.8% for 2006, and 8.0% for 2005.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2007, 2006, and 2005, immediate annuity reserve interest discount rates varied up to 8.0%.

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

Under Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts” (“SOP 03-1”), the Company calculates additional liabilities (“SOP 03-1 reserves”) for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The SOP 03-1 reserve for such products recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

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

As of December 31, 2007 and 2006, the Company’s life and annuity insurance reserves (general and separate account) and deposit-type funds were comprised of each type of the following products:

	2007		2006
	Reserves	% of Total	Reserves	% of Total
Variable annuity	$49,789.0	65.6%	$43,353.9	67.1%
Fixed annuity	15,385.6	20.2%	15,287.5	23.7%
GICs	9,415.1	12.4%	4,603.8	7.1%
Other insurance products	1,349.7	1.8%	1,379.5	2.1%
Total	$75,939.4	100.0%	$64,624.7	100.0%

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

The Company currently has a significant concentration of ceded reinsurance with its affiliate, Security Life of Denver Insurance Company (“Security Life”). At December 31, 2007, the Company has reinsurance primarily related to GICs, fixed annuities, and universal life policies with Security Life. See “Liquidity and Capital Resources - Facultative Reinsurance Agreement” in Management’s Narrative Analysis of the Results of Operations and Financial Condition for further discussion of the Company’s reinsurance of GICs to Security Life.

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

The Company uses derivatives for hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. In addition, the Company uses credit default swaps to reduce the credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure on certain assets that the Company does not own. These credit default swaps are similar in credit risk to bonds of the named issuer, and allow the Company to gain access to a broader, more diversified pool of credit risks. See “Liquidity and Capital Resources - Derivatives” in Management’s Narrative Analysis of the Results of Operations and Financial Condition for further discussion of the Company’s use of derivatives.

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

On July 25, 2007, Moody’s Investor’s Service, Inc. (“Moody’s”) affirmed the financial strength rating of ING U.S., including the Company, of Aa3 (Excellent) with a stable outlook. The rating is based on the strong implicit support and financial strength of the parent company, ING.

On, May 11, 2007, A.M. Best Company, Inc. (“A.M. Best”) reaffirmed the financial strength rating of A+ (Superior) of ING U.S., including the Company, with a stable outlook. A.M. Best also affirmed and assigned issuer credit ratings of aa- to the same entities. Concurrently, A.M. Best affirmed the debt ratings of aa- on the two funding agreement backed securities programs sponsored by ING USA and the notes issued thereunder.

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

The SEC, the Financial Industry Regulatory Authority (“FINRA”), the self-regulatory organization which succeeded to the regulatory functions of the National Association of Securities Dealers and the New York Stock Exchange, and, to a lesser extent, the states, regulate sales and investment management activities and operations of the Company. Generally, the Company’s variable annuity products and certain of its fixed annuities are registered as securities with the SEC. Regulations of the SEC, Department of Labor, and Internal Revenue Service also impact certain of the Company’s annuity, life insurance, and other investment products. These products may involve separate accounts and mutual funds registered under the Investment Company Act of 1940.

Insurance Holding Company Laws

A number of states regulate affiliated groups that include insurers such as the Company under holding company statutes. These laws, among other things, place certain restrictions on investments in, or transactions with, affiliates and may require pre-approval of the payment of certain dividends by the Company to its parent.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this liability to be $11.6 and $12.7 as of December 31, 2007 and 2006, respectively. The Company has also recorded an asset of $4.6 and $5.3 as of December 31, 2007 and 2006, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to the Company’s businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

The Company had 1,318 employees as of December 31, 2007, primarily focused on managing new business processing, product distribution, marketing, customer service, and product management for the Company and certain of its affiliates, as well as providing product development, actuarial, and finance services to the Company and certain of its affiliates. The Company also utilizes services provided by ING North America Insurance Corporation and other affiliates. These services include underwriting, risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, product distribution, marketing, customer service, product management, actuarial, and finance related services. The affiliated companies are reimbursed for the Company’s use of various services and facilities under a variety of intercompany agreements.

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
▪

Greater difficulty selling privately placed and certain asset-backed fixed maturity securities and commercial mortgage loans at attractive prices and in a timely manner, as all are less liquid than publicly traded fixed maturity securities;

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

The Company’s results of operations and financial condition may be adversely affected by general economic and business conditions or adverse capital market conditions that are less favorable than anticipated

Factors such as consumer spending, business investment, government spending, the volatility and strength of capital markets and inflation affect the business and economic environment and, ultimately, the amount and profitability of the Company’s business. For example, in an economic downturn characterized by high unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. Additionally, slow growth and recessionary periods are often associated with declining asset prices, lower interest rates, credit rating agency downgrades and increasing default losses.

Adverse capital market conditions, such as that recently experienced with the decrease in the value and liquidity of asset-backed securities supported by subprime mortgages, as well as other investments, could also impact the cost of and ability of the Company to issue debt, including commercial paper borrowings. While the Company has various sources of liquidity available, adverse market conditions could impact the cost and availability of these borrowing sources. This capital market environment has reduced the liquidity of institutional investors, which has limited their ability to purchase guaranteed investment contracts and funding agreements (collectively, “GICs”). These market conditions may constrain the Company’s ability to issue GICs in the near term.

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

The Company’s competitors include insurers, broker-dealers, financial advisors, asset managers, and other financial institutions, which may, for example, have greater market share, offer a board range of products, or have higher claims-paying of products, or have higher claims-paying or credit ratings than the Company.

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

Changes in regulation in the United States and recent regulatory investigations may reduce profitability

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States. The primary purpose of state regulation is to protect contractowners, and not necessarily to protect creditors and investors. State insurance and securities regulators, state attorneys general, the National Association of Insurance Commissioners, the SEC, the FINRA, the Department of Labor and the IRS continually reexamine existing laws and regulations and may impose changes in the future. Changes in legislation and administrative policies, or new interpretations of existing laws, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase costs, reduce new product sales, or result in higher taxes affecting the Company, thus reducing the Company’s profitability.

Since 2002, the insurance industry has become the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. These initiatives currently focus on areas such as:

▪	Inappropriate trading of fund shares;
▪	Revenue sharing and directed brokerage;
▪	Sales and marketing practices (including sales to seniors);
▪	Suitability;
▪	Arrangements with service providers;
▪	Pricing;

▪	Product cost and fees;
▪	Compensation and sales incentives;
▪	Potential conflicts of interest;
▪	Potential anti-competitive activity;
▪	Reinsurance;
▪	Specific product types, including group annuities and indexed annuities; and
▪	Adequacy of disclosure.

It is likely that the scope of these industry investigations will become broader before they conclude.

In some cases, this regulatory scrutiny has led to new proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, and litigation. At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it. The Company cannot, however, guarantee that new laws, regulations, and other regulatory action aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws and regulations, enforcement actions, or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products, result in negative coverage of the industry by the media, cause significant harm to the Company’s reputation, and adversely impact profitability.

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

Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance

The collectibility of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or affiliates, have the capacity and willingness to make payments under the terms of the reinsurance treaty contract. The Company’s inability to collect a material recovery from a reinsurer could have a material adverse effect on profitability and financial condition.

The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition

The Company is exposed to various risks arising from natural disasters, including hurricanes, floods, earthquakes, tornadoes, and pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), as well as man-made disasters, including acts of terrorism and military actions, which may adversely affect assets under management, results of operations and financial condition, as follows:

▪	Losses in the Company’s investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform.
▪	Changes in the rate of mortality lapses and surrenders of existing policies/contracts, as well as sales of new policies/contracts.
▪	Reduced collectibility of reinsurance.
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

The Company’s principal office is located at 1475 Dunwoody Drive, West Chester, Pennsylvania, 19380-1478. The Company’s annuity operations and customer service center are located at 909 Locust Street, Des Moines, Iowa 50309, and the guaranteed investment contract business activities are located at 1290 Broadway, Denver, Colorado 80203-2122. All Company office space is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its leased and subleased office properties. Affiliates within ING’s U.S. operations provide the Company with various management, finance, investment management, and other administrative services, from facilities located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390, and One Orange Way, Windsor, Connecticut 06095-4774. The affiliated companies are reimbursed for the Company’s use of these services and facilities under a variety of intercompany agreements.

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

(Dollar amounts in millions, unless otherwise stated)

There is no public trading market for the common stock of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate). All of the Company’s outstanding common stock is owned by its parent, Lion Connecticut Holdings Inc. (“Lion” or “Parent”), a Connecticut holding and management company. All of the outstanding common stock of Lion is owned by ING America Insurance Holdings, Inc., whose ultimate parent is ING Groep N.V.

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

During 2007 and 2005, the Company did not pay any dividends or return of capital distributions to Lion. During 2006, the Company paid $170.0 in a return of capital distribution to Lion.

During 2007, the Company received $150.0 in capital contributions from Lion. During 2006, the Company did not receive any capital contributions from its Parent. During 2005, the Company received capital contributions of $100.0 from Lion to support sales activities. On February 21, 2008, the Company received a $1.1 billion capital contribution from Lion.

Item 6.	Selected Financial Data

(Dollar amounts in millions, unless otherwise stated)

ING USA ANNUITY AND LIFE INSURANCE COMPANY
3-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2007	2006	2005
OPERATING RESULTS
Net investment income	$1,346.4	$1,156.4	$1,102.2
Fee income	1,198.9	939.2	745.6
Premiums	19.6	20.5	21.8
Net realized capital losses	(391.2)	(90.4)	(2.9)
Total revenue	2,173.8	2,025.7	1,867.4
Interest credited and other benefits to
contractowners	1,312.0	1,169.7	1,085.8
Amortization of deferred policy acquisition
costs and value of business acquired	408.1	293.0	318.9
Net income	129.0	212.2	189.9

FINANCIAL POSITION
Total investments	$27,881.2	$22,586.3	$21,454.6
Assets held in separate accounts	44,477.8	37,928.3	30,262.8
Total assets	81,276.2	69,677.6	59,371.7
Future policy benefits and claims reserves	31,461.6	26,696.4	24,225.3
Notes to affiliates	435.0	435.0	435.0
Liabilities related to separate accounts	44,477.8	37,928.3	30,262.8
Total shareholder's equity	3,119.0	2,989.1	2,949.0

ASSETS UNDER MANAGEMENT
Variable annuities	$45,525.9	$38,801.6	$31,220.2
Fixed annuities	17,167.4	17,084.1	15,632.1
Guaranteed investment contracts
and funding agreements	6,976.1	2,353.9	2,074.0
Other insurance products	1,300.9	1,316.0	1,346.2
Total assets under management	$70,970.3	$59,555.6	$50,272.5

Item 7.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate) for each of the three years ended December 31, 2007, 2006, and 2005, and financial condition as of December 31, 2007 and 2006. This item should be read in its entirety and in conjunction with the selected financial data, financial statements and related notes, and other supplemental data, which can be found under Part II, Item 6. and Item 8. contained herein.

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
(8)

The Company’s results of operations and financial condition may be adversely affected by general economic and business conditions or adverse capital market conditions that are less favorable than anticipated;

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

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Deferred annuity crediting rates and reserve interest rates varied by product up to 10.0% for 2007, 7.8% for 2006, and 8.0% for 2005.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2007, 2006, and 2005, immediate annuity reserve interest discount rates varied up to 8.0%.

Reserves for fixed indexed annuities (“FIAs”) are computed in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”), and FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Accordingly, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in the Statements of Operations.

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses, less the present value of future net premiums.

Under Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts” (“SOP 03-1”), the Company calculates additional liabilities (“SOP 03-1 reserves”) for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The SOP 03-1 reserve recognized for such products is in addition to the liability previously held and recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

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

Guaranteed Minimum Accumulation Benefits (“GMABs”) and Guaranteed Minimum Withdrawal Benefits (“GMWBs”) without life contingent payouts are considered to be derivatives under FAS No. 133. The additional reserves for these guarantees are recognized at fair value through the Statements of Operations.

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

The fair values for fixed maturities are largely determined by one of two pricing methods: published price quotations or valuation techniques with market inputs. Security pricing is applied using a hierarchy or “waterfall” approach, whereby prices are first sought from published price quotations, including pricing services or broker-dealer quotations. Published price quotations may be unavailable or deemed unreliable due to a limited market for securities that are rarely traded or are traded only in privately negotiated transactions. As such, fair values for the remaining securities, consisting primarily of privately placed bonds, are then determined using risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security.

The fair values for actively traded equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value, where applicable.

The fair values for short-term investments are based on quoted market prices.

See “Valuation of Derivative Instruments” for a discussion of the techniques used to determine fair values of derivatives.

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

Valuation of Derivative Instruments

Derivative instruments are reported at fair value primarily using the Company’s derivative accounting system. The system uses key financial data, such as yield curves, exchange rates, Standard and Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates (“LIBOR”), which are obtained from third party sources and uploaded into the system. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third party brokers.

Embedded derivative instruments within investments are reported at fair value based upon internally established valuations that are consistent with external valuation models or market quotations. GMWBs without life contingent payouts and GMABs represent embedded derivative liabilities in annuity contracts that are required to be recorded separately from the host annuity contracts. The option component of an FIA also represents an embedded derivative. These embedded derivatives are carried at fair value based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning contractowner behavior.

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

FAS No. 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges. DAC related to GICs, however, are amortized on a straight-line basis over the life of the contract

Contractowners may periodically exchange one contract for another, or make modifications to an existing contract. These transactions are identified as internal replacements and are accounted for in accordance with Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”).

Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts. Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC and VOBA related to the replaced contracts continue to be deferred and amortized in connection with the new contracts, as follows:

▪

For deferred annuities, the estimated future gross profits of the new contracts are treated as revisions to the estimated future gross profits of the replaced contracts in the determination of amortization.

▪

As of January 1, 2007, internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC and VOBA related to the replaced contracts are written off to Amortization of deferred policy acquisition costs and value of business acquired in the Statements of Operations.

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

At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, sustained decreases in investment, mortality, and expense margins, and thus estimated future gross profits, increase the rate of amortization.

For interest rate and equity sensitivity and related effects on DAC and VOBA, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Results of Operations

Overview

Products offered by the Company include immediate and deferred variable and fixed annuities, designed to address individual customer needs for tax-advantaged savings, retirement needs, and wealth-protection concerns, and GICs, sold primarily to institutional investors and corporate benefit plans.

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

Equity market performance affects the Company, as fee revenue from variable AUM is generally affected by equity market performance. In addition, variable product demand often mirrors consumer demand for equity market investments. The increase in sales and investment performance in the variable product lines during 2007 favorably impacted variable AUM in 2007.

The changing market interest rate environment during 2007, in combination with the slow economic growth resulted in a substantial increase in unrealized losses in 2007, as compared to the same period for 2006.

While the interest rate environment during 2007 has resulted in an increase in unrealized losses as compared to 2006, overall increases in market yields have allowed for improved asset returns, and, therefore, improved margins on fixed products during 2007.

Year ended December  31, 2007 compared to year ended December  31, 2006

The Company’s results of operations for the year ended December 31, 2007, and changes therein, reflected positive product experience as a result of increased AUM, primarily driven by higher sales of GICs and variable annuity products during 2007, and a higher block of business in force. This positive product experience, however, was more than offset by higher realized capital losses, interest credited and other benefits to contractowners, and amortization of DAC and VOBA.

	Years Ended December 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,346.4	$1,156.4	$190.0	16.4%
Fee income	1,198.9	939.2	259.7	27.7%
Premiums	19.6	20.5	(0.9)	(4.4)%
Net realized capital losses	(391.2)	(90.4)	(300.8)	NM
Other income	0.1	-	0.1	NM
Total revenue	2,173.8	2,025.7	148.1	7.3%
Benefits and expenses:
Interest credited and other
benefits to contractowners	1,312.0	1,169.7	142.3	12.2%
Operating expenses	269.6	228.0	41.6	18.2%
Amortization of deferred policy
acquisition costs and value
of business acquired	408.1	293.0	115.1	39.3%
Interest expense	32.5	30.3	2.2	7.3%
Other expense	24.2	28.1	(3.9)	(13.9)%
Total benefits and expenses	2,046.4	1,749.1	297.3	17.0%
Income before income taxes	127.4	276.6	(149.2)	(53.9)%
Income tax (benefit) expense	(1.6)	64.4	(66.0)	(102.5)%
Net income	$129.0	$212.2	$(83.2)	(39.2)%

Effective tax rate	(1.3)%	23.3%

NM - Not meaningful.

Revenues

Total revenue for the year ended December 31, 2007, increased mainly due to increases in Fee income and Net investment income, partially offset by increases in Net realized capital losses.

The increase in Fee income for the year ended December 31, 2007, reflects an increase in average variable AUM, primarily driven by higher sales of variable annuities and a higher block of business in force.

Net investment income for the year ended December 31, 2007, increased as the result of an increase in assets supporting fixed AUM and surplus, which reflects a larger block of GICs, and fixed indexed annuities in force. In addition, the Company experienced higher yields in 2007.

Net realized capital losses increased for the year ended December 31, 2007, primarily due to higher losses on derivatives and fixed maturities. The changes in derivatives were primarily driven by interest rate swaps and call options, partially offset by lower losses on futures as a result of lower equity market performance. The losses on fixed maturities for the year ended December 31, 2007, were due to other-than-temporary impairments driven by the slow economic environment and widening of credit spreads in 2007.

Benefits and Expenses

Total benefits and expenses for the year ended December 31, 2007, increased mainly due to higher Interest credited and other benefits to contractowners, Amortization of DAC and VOBA, and Operating expenses.

Interest credited and other benefits to contractowners increased for the year ended December 31, 2007, primarily driven by (a) the increase in reserves on variable annuities, driven by unfavorable equity market performance in 2007 compared to 2006, and (b) the increase in interest credited on GICs, mainly attributable to higher average fixed AUM. The increases were partially offset by a lower increase in reserves on fixed annuities due to unfavorable equity market performance in 2007.

Operating expenses increased for the year ended December 31, 2007, primarily due to higher non-deferred asset-based commissions and marketing expenses, as well as the continued growth of the business.

The Amortization of DAC and VOBA increased for the year ended December 31, 2007, primarily due to refinements of the DAC model during the fourth quarter of 2007, partially offset by favorable mutual fund and mortality and persistency unlocking.

Income Taxes

Income tax (benefit) expense decreased for the year ended December 31, 2007, primarily due to lower Income before taxes relative to the deduction allowed for dividends received.

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

Portfolio Composition

The following table presents the investment portfolio at December 31, 2007 and 2006.

	2007		2006
	Carrying		Carrying
	Value	%	Value	%
Fixed maturities, available-for-sale,
including securities pledged	$22,776.0	81.7%	$17,918.4	79.3%
Equity securities, available-for-sale	211.1	0.8%	40.6	0.2%
Short-term investments	188.0	0.7%	134.3	0.6%
Mortgage loans on real estate	3,701.7	13.3%	3,687.6	16.3%
Policy loans	155.8	0.5%	162.5	0.7%
Other investments	848.6	3.0%	642.9	2.9%
Total investments	$27,881.2	100.0%	$22,586.3	100.0%

Fair Values

The following table identifies the fair value of fixed maturities and equity securities, available-for-sale, as well as short-term investments and derivatives by pricing sources as of December 31, 2007 and 2006.

		Valuation	Valuation
		Techniques	Techniques
	Published	with	without
	Price	Market	Market
2007	Quotations	Inputs	Inputs	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$18,402.6	$4,373.4	$-	$22,776.0
Equity securities, available-for-sale	211.1	-	-	211.1
Short-term investments	188.0	-	-	188.0
Other investments (primarily derivatives)	-	366.6	-	366.6

Liabilities:
Other liabilities (primarily derivatives)	-	273.8	-	273.8

2006
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$14,519.3	$3,399.1	$-	$17,918.4
Equity securities, available-for-sale	40.6	-	-	40.6
Short-term investments	134.3	-	-	134.3
Other investments (primarily derivatives)	-	472.0	0.5	472.5

Liabilities:
Other liabilities (primarily derivatives)	-	64.2	0.5	64.7

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of December 31, 2007.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$18.4	$1.0	$-	$19.4
U.S. government agencies and authorities	86.1	1.0	0.3	86.8
State, municipalities, and political subdivisions	49.7	-	2.5	47.2

U.S. corporate securities:
Public utilities	1,417.5	22.8	13.4	1,426.9
Other corporate securities	6,742.7	81.1	67.0	6,756.8
Total U.S. corporate securities	8,160.2	103.9	80.4	8,183.7

Foreign securities(1):
Government	525.2	14.9	7.1	533.0
Other	3,280.6	40.5	59.4	3,261.7
Total foreign securities	3,805.8	55.4	66.5	3,794.7

Residential mortgage-backed securities	4,988.4	53.3	85.8	4,955.9
Commercial mortgage-backed securities	3,842.2	37.6	36.4	3,843.4
Other asset-backed securities	1,947.5	5.7	108.3	1,844.9

Total fixed maturities, including securities pledged	22,898.3	257.9	380.2	22,776.0
Less: securities pledged	953.3	6.1	16.8	942.6
Total fixed maturities	$21,945.0	$251.8	$363.4	$21,833.4

(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$276.9	$0.2	$1.4	$275.7
U.S. government agencies and authorities	220.9	0.6	2.2	219.3
State, municipalities, and political subdivisions	43.0	0.5	0.4	43.1

U.S. corporate securities:
Public utilities	1,324.5	21.1	17.8	1,327.8
Other corporate securities	5,138.6	50.3	49.7	5,139.2
Total U.S. corporate securities	6,463.1	71.4	67.5	6,467.0

Foreign securities(1):
Government	486.1	16.2	4.3	498.0
Other	2,843.9	32.3	46.6	2,829.6
Total foreign securities	3,330.0	48.5	50.9	3,327.6

Residential mortgage-backed securities	3,841.4	44.8	62.8	3,823.4
Commercial mortgage-backed securities	1,928.6	15.1	20.2	1,923.5
Other asset-backed securities	1,843.4	5.2	9.8	1,838.8

Total fixed maturities, including securities pledged	17,947.3	186.3	215.2	17,918.4
Less: securities pledged	875.5	2.4	13.9	864.0
Total fixed maturities	$17,071.8	$183.9	$201.3	$17,054.4

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at December 31, 2007 and 2006, respectively. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows at December 31, 2007 and 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$10,023.0	43.9%	$7,243.8	40.4%
AA	1,743.6	7.7%	1,245.7	6.9%
A	4,112.4	18.1%	3,631.0	20.3%
BBB	5,945.3	26.1%	5,124.0	28.6%
BB	676.0	3.0%	575.1	3.2%
B and below	275.7	1.2%	98.8	0.6%
Total	$22,776.0	100.0%	$17,918.4	100.0%

95.8% and 96.2% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at December 31, 2007 and 2006, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, including securities pledged to creditors, by market sector were as follows at December 31, 2007 and 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$19.4	0.1%	$275.7	1.6%
U.S. government agencies and authorities	86.8	0.4%	219.3	1.2%
U.S. corporate, states, and municipalities	8,230.9	36.0%	6,510.1	36.3%
Foreign	3,794.7	16.7%	3,327.6	18.6%
Residential mortgage-backed	4,955.9	21.8%	3,823.4	21.3%
Commercial mortgage-backed	3,843.4	16.9%	1,923.5	10.7%
Other asset-backed	1,844.9	8.1%	1,838.8	10.3%
Total	$22,776.0	100.0%	$17,918.4	100.0%

The amortized cost and fair value of fixed maturities as of December 31, 2007, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$550.8	$551.3
After one year through five years	5,800.7	5,856.5
After five years through ten years	3,797.6	3,776.3
After ten years	1,971.1	1,947.7
Mortgage-backed securities	8,830.6	8,799.3
Other asset-backed securities	1,947.5	1,844.9
Less: securities pledged	953.3	942.6
Fixed maturities, excluding securities pledged	$21,945.0	$21,833.4

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10.0% of the Company’s shareholder’s equity at December 31, 2007 or 2006.

At December 31, 2007 and 2006, fixed maturities with fair values of $11.2 and $10.7, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”) that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2007 and 2006, approximately 7.5% and 6.7%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At December 31, 2007 and 2006, the Company had $2,898.7 and $226.7, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. The level of funding agreements issued to the FHLB as of December 31, 2007 increased significantly from the amount issued as of December 31, 2006. During the second half of 2007, the Company took advantage of the credit market dislocation to purchase highly rated assets and issue FHLB funding agreements. At December 31, 2007 and 2006, assets with a carrying value of approximately $3,270.1 and $703.0, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Balance Sheets.

Subprime Mortgage Exposure

Credit markets have recently become more turbulent amid concerns about subprime mortgages and collateralized debt obligations (“CDOs”). This in turn has resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets.

To date, this market disruption has had a limited impact on the Company, which does not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A Loans to include residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income. Commencing in the fourth quarter of 2007, the Company expanded its definition of Alt-A loans to include residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default. Further, during the fourth quarter, the industry coalesced around classifying any residential mortgage backed securities (“RMBS”) not clearly identifiable as prime or subprime into the Alt-A category and the Company is following that lead. The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of December 31, 2007.

As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages was $879.3 and $86.4, respectively, representing 3.2% of total investments. 89.5% of these securities were rated “AAA” or “AA”. This exposure was primarily in the form of asset-backed securities (“ABS”) structures, collateralized by subprime residential mortgages (“ABS Home Equity”) and one CDO position backed by ABS Home Equity. Of the total subprime residential mortgage backed securities portfolio, 28.0% were issued in 2007, 11.5% in 2006, and 60.5% in 2005 and prior. The ABS CDO had no unrealized loss and fair value of $0.8 at December 31, 2007.

The Company’s exposure to Alt-A mortgages was concentrated in RMBS, and the fair value and gross unrealized losses aggregated to $1.9 billion and $69.9, respectively, representing 6.8% of total investments at December 31, 2007. 99.9% of these securities were AAA-rated. The Alt-A mortgage backed securities portfolio included 36.2% issued in 2007, 24.0% in 2006, and 39.8% in 2005 and prior.

Total RMBS (including CMO and ABS structures) was $4.9 billion with 17.8% consisting of subprime residential mortgage backed securities and 38.0% consisting of Alt-A mortgage backed securities. The RMBS portfolio is of high credit quality with 99.9% of the portfolio rated AAA. Further, 1.0% of the RMBS portfolio was issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), the Federal National Mortgage Association (“FNMA” or “Fannie Mae”), or the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”), which are government agencies or instrumentalities that guarantee the credit quality of the underlying mortgage pools.

Commercial Mortgage-backed and Other Asset-backed Securities

While the delinquency rates on commercial mortgages have been stable in recent years, commercial real estate rents and property values have recently become more volatile. In addition, there are growing concerns with consumer loans as a result of the current economic environment, which includes lower family income and higher unemployment rates.

At December 31, 2007, the fair value of the Company’s Commercial mortgage-backed securities (“CMBS”) totaled $3.8 billion, and Other ABS, excluding subprime exposure, totaled $984.1. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. The Other ABS is also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables comprising 41.3%, 29.7% and 14.3%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS and Other ABS holdings by credit quality and vintage year as of December 31, 2007:

CMBS
% of Total CMBS		Vintage

AAA	95.1%	2007	39.4%
AA	2.5%	2006	13.2%
A	1.2%	2005 and prior	47.4%
BBB	1.0%
BB and below	0.2%

Other ABS
% of Total Other ABS		Vintage

AAA	59.3%	2007	30.5%
AA	5.9%	2006	11.8%
A	10.1%	2005 and prior	57.7%
BBB	24.5%
BB and below	0.2%

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $3,701.7 and $3,687.6 at December 31, 2007 and 2006, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to Net realized capital gains (losses). At December 31, 2007 and 2006, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 24.5% and 19.9% of properties in California at December 31, 2007 and 2006, respectively.

Unrealized Capital Losses

Fixed maturities, including securities pledged to creditors, comprise 81.7% and 79.3% of the Company’s total investment portfolio at December 31, 2007 and 2006, respectively. Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December 31, 2007 and 2006.

	2007				2006
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$106.1	27.9%	$5.0	1.3%	$25.5	11.8%	$1.9	0.9%
More than six months
and less than twelve
months below
amortized cost	171.3	45.1%	12.7	3.3%	11.3	5.3%	0.5	0.2%
More than twelve months
below amortized cost	81.6	21.5%	3.5	0.9%	174.3	81.0%	1.7	0.8%
Total unrealized capital losses	$359.0	94.5%	$21.2	5.5%	$211.1	98.1%	$4.1	1.9%

Unrealized losses in fixed maturities at December 31, 2007 and 2006, were primarily related to interest rate movement or changes in credit spreads to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at December 31, 2007 and 2006.

	Less than	More than
	Six Months	Six Months and	More than	Total
	Below	less than Twelve	Twelve Months	Unrealized
	Amortized	Months Below	Below	Capital
2007	Cost	Amortized Cost	Amortized Cost	Losses
Interest rate or spread widening	$37.8	$49.2	$62.7	$149.7
Mortgage and other asset-backed
securities	73.3	134.8	22.4	230.5
Total unrealized capital losses	$111.1	$184.0	$85.1	$380.2
Fair value	$5,322.0	$3,248.4	$3,300.6	$11,871.0

	Less than	More than
	Six Months	Six Months and	More than	Total
	Below	less than Twelve	Twelve Months	Unrealized
	Amortized	Months Below	Below	Capital
2006	Cost	Amortized Cost	Amortized Cost	Losses

Interest rate or spread widening	$12.8	$6.2	$103.4	$122.4
Mortgage and other asset-backed
securities	14.6	5.6	72.6	92.8
Total unrealized capital losses	$27.4	$11.8	$176.0	$215.2
Fair value	$3,095.9	$905.9	$6,026.5	$10,028.3

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2007 and 2006.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2007	Cost	Amortized Cost	Cost	Losses
U.S. government agencies and authorities	$-	$-	$0.3	$0.3
U.S. corporate, state, and municipalities	16.6	31.4	34.9	82.9
Foreign	21.2	17.8	27.5	66.5
Residential mortgage-backed	51.1	29.3	5.4	85.8
Commercial mortgage-backed	3.8	27.0	5.6	36.4
Other asset-backed	18.4	78.5	11.4	108.3
Total unrealized capital losses	$111.1	$184.0	$85.1	$380.2

2006
U.S. Treasuries	$1.4	$-	$-	$1.4
U.S. government agencies and authorities	0.3	-	1.9	2.2
U.S. corporate, state, and municipalities	7.8	1.8	58.3	67.9
Foreign	3.3	4.4	43.2	50.9
Residential mortgage-backed	11.5	2.9	48.4	62.8
Commercial mortgage-backed	2.0	1.4	16.8	20.2
Other asset-backed	1.1	1.3	7.4	9.8
Total unrealized capital losses	$27.4	$11.8	$176.0	$215.2

Of the unrealized losses aged more than twelve months, the average market value of the related fixed maturities was 97.1% of the average book value as of December 31, 2007. In addition, this category includes 753 securities, which have an average quality rating of A+. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2007.

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

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2007, 2006, and 2005.

	2007			2006		2005
			No. of		No. of		No. of
	Impairment		Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1	$0.1	1
U.S. Corporate	81.0		173	15.8	63	3.0	12
Foreign	25.7		74	3.5	13	0.1	1
Residential mortgage-backed	3.0		24	12.7	68	16.4	86
Commercial mortgage-backed	-		-	-	-	1.2	1
Other asset-backed	43.3		91	1.2	2	0.5	2
Limited partnerships	0.3		1	0.5	2	0.5	1
Total	$153.3		364	$33.8	149	$21.8	104

* Less than $0.1.

The above schedule includes $31.0, $11.5, and $18.7 in other-than-temporary write-downs for the years ended December 31, 2007, 2006, and 2005, respectively, related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $122.3, $22.3, and $3.1 in write-downs for the years ended December 31, 2007, 2006, and 2005, respectively, are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following table summarizes these write-downs by type for the years ended December 31, 2007, 2006, and 2005.

	2007			2006		2005
			No. of		No. of		No. of
	Impairment		Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1	$0.1	1
U.S. Corporate	70.6		161	15.8	63	2.6	11
Foreign	21.4		68	3.5	13	-	-
Residential mortgage-backed	1.0		5	1.7	4	0.4	1
Other asset-backed	29.3		84	1.2	2	-	-
Total	$122.3		319	$22.3	83	$3.1	13

*Less than $0.1.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Fixed maturities, available-for-sale	$(100.3)	$(43.8)	$45.4
Equity securities, available-for-sale	0.5	0.9	0.2
Derivatives	(291.0)	(48.2)	(48.3)
Other	(0.4)	0.7	(0.2)
Net realized capital losses	$(391.2)	$(90.4)	$(2.9)
After-tax net realized capital losses	$(254.3)	$(58.8)	$(1.9)

Net realized capital losses increased for the year ended December 31, 2007, primarily due to higher losses on derivatives, along with higher losses on fixed maturities. The changes in derivatives were primarily driven by interest rate swaps and call options, partially offset by lower losses on futures as a result of lower equity market performance. The losses on fixed maturities for the year ended December 31, 2007, were due to other-than-temporary impairments driven by the slow economic environment and widening of credit spreads in 2007.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the prior December 31. As of December 31, 2007 and 2006, the Company had no amounts due to or due from ING AIH under the reciprocal loan agreement.

▪	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. At December 31, 2007 and 2006, the Company had no amounts outstanding under the revolving note facility.

▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of December 31, 2007 and 2006, the Company had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of December 31, 2007 and 2006, the Company had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. As of December 31, 2007 and 2006, the Company had $2,898.7 and $226.7, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. The level of funding agreements issued to the FHLB as of December 31, 2007 increased significantly from the amount issued as of December 31, 2006. During the second half of 2007, the Company took advantage of the credit market dislocation to purchase highly rated assets and issue FHLB funding agreements. As of December 31, 2007 and 2006, assets with a carrying value of approximately $3,270.1 and $703.0, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Balance Sheets.

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

Capital Contributions and Distributions

During 2007, the Company received $150.0 in capital contributions from Lion. During 2006, the Company did not receive any capital contributions from its Parent. During 2005, the Company received capital contributions of $100.0 from its Parent to support sales activities.

During 2007 and 2005, the Company did not pay any dividends or return of capital distributions on its common stock to Lion. During 2006, the Company paid $170.0 in a return of capital distribution to its Parent. On February 21, 2008, the Company received a $1.1 billion capital contribution from Lion.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of December 31, 2007, the Company held $11.5 of cash collateral, which was included in Collateral held, including payables under securities loan agreement and was reinvested in Short-term investments under securities loan agreement on the Balance Sheets. The Company held no cash collateral under the ISDA Agreements as of December 31, 2006.

Facultative Reinsurance Agreement

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, Security Life of Denver Insurance Company (“Security Life”) effective August 20, 1999. Under the terms of this agreement, the Company facultatively cedes to Security Life, from time to time, certain GICs on a 100% coinsurance basis. The value of GIC reserves ceded by the Company under this agreement was $2.3 billion and $2.2 billion at December 31, 2007 and 2006, respectively. The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that Security Life is also a major GIC issuer. Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

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

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contractowner or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract, in shares of mutual funds that are managed by affiliates of the Company, or in other selected mutual funds not managed by affiliates of the Company.

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

At December 31, 2007 and 2006, the guaranteed value of these death benefits in excess of account values was estimated to be $2.7 billion and $2.2 billion, respectively, before reinsurance. The increase was primarily driven by the decrease in account values due to unfavorable equity market performance in the second half of 2007.

At December 31, 2007, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.8 billion, of which $537.6 was projected to be covered by the Company’s equity hedging program. At December 31, 2006, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.3 billion, of which $381.7 was projected to be covered by the Company’s equity hedging program. As of December 31, 2007 and 2006, the Company recorded a liability of $209.4 and $139.7, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve during 2007 and higher future projected benefits in excess of account values.

Guaranteed Living Benefits:

▪

Guaranteed Minimum Income Benefit - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary. This type of living benefit is the predominant selection in the Company’s sales of variable annuities.

▪

Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees annual withdrawals for life of a percentage of premiums received during the growth phase (before taking withdrawals and after age 60). The percentage may vary by age at first withdrawal, depending on the base annuity contract. For certain versions, before withdrawals begin there are annual step-up (for 10 years) and quarterly ratchet features that may increase the amount used to calculate the annual withdrawal amount. Other versions have a quarterly ratchet feature only. A joint life-time withdrawal benefit option is available to include coverage for spouses. Most versions of the withdrawal benefit have reset and/or step up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0 % of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

▪

Guaranteed Minimum Accumulation Benefit - Guarantees that the account value will be at least 100% of the eligible premiums paid by the contractowner after 10 years, net of any contract withdrawals (GMAB 10). In the past, the Company offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contractowners after 20 years (GMAB 20).

All living benefits are covered by the Company’s equity hedging program.

At December 31, 2007 and 2006, the guaranteed value of these living benefits in excess of account values was $506.5 and $227.4, respectively. The increase was primarily driven by the decrease in account values due to unfavorable equity market performance in the second half of 2007. As of December 31, 2007 and 2006, the Company recorded a liability of $149.3 and $76.1, respectively, representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve during 2007, as well as higher future projected benefits in excess of account values.

Equity Hedging Program: In order to hedge equity risk associated with GMDBs and guaranteed living benefits, the Company enters into futures positions on various public market equity indices chosen to closely replicate contractowner variable fund returns. The Company uses market consistent valuation techniques to establish its derivative position and to rebalance the derivative positions in response to market fluctuations. One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. The Company also administers a hedging program that mitigates both equity risk and equity volatility risk associated with its Principal Guard GMWB product issued in 2005 and beyond. This hedge strategy primarily involves entering into put options.

Other risks posed by market conditions, such as interest rate risk and the majority of the Company’s equity volatility risk, and risks posed by contractowner experience, such as surrender and mortality experience deviations, are not explicitly mitigated by this program. In addition, certain funds, where there is no replicating market index and where hedging is not appropriate, are excluded from the program.

For those risks addressed by the equity hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contractowner variable fund growth. Any differences between actual results and the market indices result in income volatility.

Fixed Indexed Annuities

The crediting mechanism for FIAs exposes the Company to changes in the equity market (“S&P 500”). Under these contracts, the Company credits interest to the contractowner accounts at the greater of a fixed interest rate or a rate based upon performance of a specified equity index. The Company bears the investment risk as the Company credits contractowner accounts with a stated interest rate, but cannot be certain that the investment income earned on the general account assets will exceed that rate. For accounting purposes, the equity return component of the FIA is considered an embedded derivative. See Critical Accounting Policies “Reserves” for further discussion.

S&P 500 call options are purchased and written to hedge equity risk associated with the FIA contracts. During the fourth quarter of 2007, the Company began using futures contracts to hedge certain FIA contracts. The FIA hedging program is limited to currently accruing liabilities resulting from participation rates, that have already been set, and measured using capital market valuation techniques. Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under FAS No. 133, as the Company has not historically sought hedge accounting treatment.

The Company enters into interest rate, equity market, credit default, total return, and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as either Other investments or Other liabilities, as appropriate, on the Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Statements of Operations.

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

At December 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $616.3, $156.5 of which was with related parties. At December 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $537.9, $143.2 of which was with related parties. During 2007 and 2006, $33.1 and $32.4, respectively, was funded to related parties under these commitments.

The Company has entered into various credit default swaps to assume credit exposure to certain assets that the Company does not own. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to the notional value of the swap contract. At December 31, 2007, the fair value of credit default swaps of $8.5 and $30.6 was included in Other investments and Other liabilities, respectively, on the Balance Sheets. At December 31, 2006, the fair value of credit default swaps of $0.6 and $0.7 was included in Other investments and Other liabilities, respectively, on the Balance Sheets. As of December 2007, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $235.4.

The Company owns a 3-year credit-linked note arrangement, whereby the Company agrees to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2007, the maximum potential future exposure to the Company under the guarantee was $32.5.

As of December 31, 2007, the Company had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt(1)	$1,181.9	$28.2	$56.4	$56.4	$1,040.9
Operating lease obligations(2)	59.6	8.6	15.6	11.2	24.2
Purchase obligations(3)	616.3	616.3	-	-	-
Reserves for insurance obligations(4)	117,729.3	10,544.0	19,616.6	21,548.6	66,020.1
Pension obligations(5)	21.0	1.8	3.9	4.3	11.0
Total	$119,608.1	$11,198.9	$19,692.5	$21,620.5	$67,096.2

(1)	Long-term debt, including interest, consists of the following:

▪

A surplus note in the principal amount of $35.0, and the related interest payable with its affiliate, Security Life. As of December 31, 2007, the outstanding principal, interest rate, and maturity date, of the surplus note were $35.0, 7.98%, and December 7, 2029, respectively.

▪

Surplus notes in the aggregate principal amount of $400.0 and the related interest payable, with its affiliates, ING Life Insurance and Annuity Company, ReliaStar Life Insurance Company, and Security Life of Denver International, Limited. As of December 31, 2007, the aggregate amount of outstanding principal, interest rate, and maturity date, of these surplus notes were $435.0, 6.26%, and December 29, 2034, respectively.

(2)	Operating lease obligations relate to the rental of office space under various non-cancelable operating lease agreements, the longest term of which expires in 2017.

(3)

Purchase obligations consist primarily of outstanding commitments under limited partnerships that may occur any time within the term of the partnership. The exact timing of funding these commitments, however, cannot be estimated. Therefore, the total amount of the commitments is included in the category “Less than 1 Year.”

(4)	Reserves for insurance obligations consist of amounts required to meet the Company’s future obligations under its variable annuity, fixed annuity, GIC, and other insurance products.

(5)	Pension obligations consist of actuarially-determined pension obligations, contribution matching obligations, and other supplemental retirement and insurance obligations, under various benefit plans.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Balance Sheets. At December 31, 2007 and 2006, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $745.5 and $765.7, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $711.9 and $769.6 at December 31, 2007 and 2006, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in Borrowed money on the Balance Sheets.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At December 31, 2007, the Company did not have any securities pledged under reverse repurchase agreements. At December 31, 2006, the carrying value of the securities in reverse repurchase agreements was $16.4. Reverse repurchase agreements are included in Cash and cash equivalents on the Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2007. The Company believes the counterparties to the dollar roll, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

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

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC’s risk-based capital reporting requirements. Amounts reported indicate that, as of December 31, 2007, the Company has total adjusted capital above all required capital levels.

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

Income tax obligations include the allowance on uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed. The current liability of $2.6 may be paid in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $66.8 cannot be reliably estimated.

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

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets, related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage, that occurs by the exchange of a contract for a new contract, by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”), as short-duration and long-duration insurance contracts, and by FAS No. 97 as investment contracts.

SOP 05-1 was adopted by the Company on January 1, 2007, and is effective for internal replacements occurring on or after that date. As a result of implementing SOP 05-1, the Company recognized a cumulative effect of change in accounting principle of $4.8, before tax, or $3.1, net of $1.7 of income taxes, as a reduction to January 1, 2007 Retained earnings (deficit). In addition, the Company revised its accounting policy on the amortization of DAC and VOBA to include internal replacements.

Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“FAS No. 158”). FAS No. 158 requires an employer to:

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS No. 158. The effect of adopting FAS No. 158 on the Company’s financial condition at December 31, 2006 is included in the accompanying financial statements. FAS No. 158 did not have a significant effect on the Company’s financial condition at December 31, 2006. The provisions regarding the change in the measurement date of postretirement benefit plans were not applicable, as the Company already used a measurement date of December 31 for its pension plans.

The incremental effects of adopting the provisions of FAS No. 158 on the Company’s Balance Sheets at December 31, 2006 was $(1.6).

New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”), which replaces FAS No. 141, “Business Combinations,” as issued in 2001. FAS No. 141R requires most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at full fair value as of the acquisition date, even for acquisitions achieved in stages. In addition, the statement requires:

▪	Acquisition-related costs to be recognized separately and generally expensed;
▪	Non-obligatory restructuring costs to be recognized separately when the liability is incurred;
▪	Contractual contingencies acquired to be recorded at acquisition-date fair values;
▪	A bargain purchase, which occurs when the fair value of net assets acquired exceeds the consideration transferred plus any non-controlling interest in the acquiree, to be recognized as a gain; and
▪	The nature and financial effects of the business combination to be disclosed.

FAS No. 141R also amends or eliminates various other authoritative literature.

The provisions of FAS No. 141R are effective for fiscal years beginning on or after December 15, 2008 for all business combinations occurring on or after that date. As such, this standard will impact any Company acquisitions that occur on or after January 1, 2009.

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

FAS No. 159 is generally effective for fiscal years beginning after November 15, 2007. As of the effective date, the fair value option may be elected for certain eligible items that exist on that date. The effect of the first remeasurement to fair value shall be reported as a cumulative effect adjustment to the opening balance of Retained earnings (deficit). The Company will not be electing the fair value option for any eligible assets or liabilities in existence on January 1, 2008.

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

Legislative Initiatives

Legislative proposals, which have been or are being considered by Congress, include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. There are no indications at the present time, however, that Congress will enact tax changes that will adversely affect the Company’s products in 2008. The SEC has a regulatory initiative underway to improve fee disclosure in financial products and legislative proposals on financial product fee disclosure may also be considered by Congress as it undertakes a review of fee disclosures in the defined contribution plan arena. However, the timing and content of legislative or regulatory action to change fee disclosure requirements are uncertain at this time. The IRS and the Treasury have published final regulations, effective in 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. The final regulations impose broad written plan document and operational compliance requirements on all 403(b) plan sponsors and contain new restrictions on annuity exchanges, which have the potential to adversely impact the Company’s 403(b) annuity business. For a description of Revenue Ruling 2007-61 issued by the IRS in September of 2007, see the “Liquidity and Capital Resources, Income Taxes” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” above.

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

Insurance and Retirement Plan Products and Other Regulatory Matters

Federal and state regulators, and self-regulatory agencies are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; sales and marketing practices (including sales to seniors); specific product types (including group annuities and indexed annuities); and disclosure. It is likely that the scope of these industry investigations will further broaden before they conclude. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

The following schedule demonstrates the potential changes in the 2007 earnings from an instantaneous, parallel increase/decrease in interest rates of 1% on December 31, 2007. These changes to income could relate to future investment income, interest paid to contractowners, market-value adjustments, amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by interest rate changes. The effect of interest rate changes is different by product. In addition, the Company has estimated the impact to December 31, 2007 Shareholder’s equity from the same instantaneous change in interest rates. The effect on Shareholder’s equity includes the impact of interest rate fluctuations on income, unrealized capital gains

(losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Interest rate sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2007	2007

Increase of 1%	$(9.6)	$(23.7)
Decrease of 1%	(14.3)	0.9

The above analysis includes the following changes in DAC and VOBA related to an instantaneous, parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2007	2007

Increase of 1%	$94.1	$25.1
Decrease of 1%	(16.0)	(111.6)

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

The following schedule demonstrates the potential changes in the 2007 earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2007. These changes to income could relate to future fee income, unrealized or realized capital gains (losses), amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by a substantial change to equity markets. In addition, the Company has estimated the impact to Shareholder’s equity as of December 31, 2007 from the same instantaneous change in equity markets. The effect on Shareholder’s equity include the impact of equity market fluctuations on income, unrealized gains or losses on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Equity sensitivity and effect on Net income and Shareholder’s equity

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2007	2007

Increase of 10%	$56.5	$56.5
Decrease of 10%	(49.5)	(49.5)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2007	2007

Increase of 10%	$(137.8)	$137.8
Decrease of 10%	116.6	(116.6)

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

The liabilities associated with GMDBs, GMIBs, and GMWBs with life contingent payouts, are recorded in accordance with Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts” (“SOP 03-1”). The liabilities associated with GMABs and GMWBs without life contingent payouts represent embedded derivative liabilities within variable annuities, which are required to be reported separately from the host variable annuity contract. These guarantees are carried at fair value in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and are reported in Future policy benefits and claims reserves in the Balance Sheets.

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

Declines in the equity market may increase the Company’s net exposure to the death and living benefit guarantees offered under these contracts. Such declines would cause a decrease in account values, and increase the possibility that the Company may be required to pay amounts related to these guarantees. The following schedule demonstrates the potential change in the 2007 reserve liabilities for minimum guarantees resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2007.

	Effect on Reserves
	GMDBs	GMIBs	GMABs	GMWBs

Increase of 10%	$(36.7)	$(33.0)	$(4.4)	$(7.2)
Decrease of 10%	56.6	45.7	4.4	7.2

In order to hedge equity risk associated with guaranteed death and living benefits, the Company enters into futures positions on various public market indices chosen to closely replicate contractowner variable fund returns. The Company uses market consistent valuation techniques to establish its derivative positions and to rebalance the derivative positions in response to market fluctuation. One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. The Company also administers a hedging program that mitigates both equity risk and equity volatility risk associated with its Principal Guard GMWB product issued in 2005 and beyond. This hedge strategy primarily involves entering into put options.

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

Hedging of Indexed Annuity Guarantees

The crediting mechanism for fixed indexed annuities (“FIA”) exposes the Company to changes in the equity market (“S&P 500”). The Company mitigates this exposure by purchasing over-the-counter S&P 500 call options from broker-dealer derivative counterparties who generally have a minimum credit rating of Aa3 from Moody’s Investor’s Service, Inc., and AA- from Standard & Poor’s. For each broker-dealer counterparty, the Company’s derivative exposure to that counterparty is aggregated with any fixed income exposure to the same counterparty, and is maintained within applicable state requirements and National Association of Insurance Commissioners insurance regulatory guidelines. The FIA hedging program is limited to currently accruing liabilities resulting from participation rates that have been determined using capital market valuation techniques. Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

The following schedule demonstrates the potential change in the 2007 FIA reserve liabilities resulting from instantaneous increase/decrease in equity markets of 10% on December 31, 2007.

Effect on
Reserves

Increase of 10%	$166.2
Decrease of 10%	(113.8)

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	73

Financial Statements:

Statements of Operations for the years ended
December 31, 2007, 2006, and 2005	74

Balance Sheets as of December 31, 2007 and 2006	75

Statements of Changes in Shareholder's Equity for the years ended
December 31, 2007, 2006, and 2005	77

Statements of Cash Flows for the years ended
December 31, 2007, 2006, and 2005	78

Notes to Financial Statements	80

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING USA Annuity and Life Insurance Company

We have audited the accompanying balance sheets of ING USA Annuity and Life Insurance Company as of December 31, 2007 and 2006, and the related statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ING USA Annuity and Life Insurance Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/   Ernst & Young LLP

Atlanta, Georgia

March 25, 2008

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Operations

(In millions)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Net investment income	$1,346.4	$1,156.4	$1,102.2
Fee income	1,198.9	939.2	745.6
Premiums	19.6	20.5	21.8
Net realized capital losses	(391.2)	(90.4)	(2.9)
Other income	0.1	-	0.7
Total revenue	2,173.8	2,025.7	1,867.4
Benefits and expenses:
Interest credited and other benefits to contractowners	1,312.0	1,169.7	1,085.8
Operating expenses	269.6	228.0	192.5
Amortization of deferred policy acquisition
costs and value of business acquired	408.1	293.0	318.9
Interest expense	32.5	30.3	29.6
Other expense	24.2	28.1	16.5
Total benefits and expenses	2,046.4	1,749.1	1,643.3
Income before income taxes	127.4	276.6	224.1
Income tax (benefit) expense	(1.6)	64.4	34.2
Net income	$129.0	$212.2	$189.9

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Balance Sheets

(In millions, except share data)

	As of December 31,
	2007	2006
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $21,945.0 at 2007 and $17,071.8 at 2006)	$21,833.4	$17,054.4
Equity securities, available-for-sale, at fair value
(cost of $216.6 at 2007 and $39.1 at 2006)	211.1	40.6
Short-term investments	188.0	134.3
Mortgage loans on real estate	3,701.7	3,687.6
Policy loans	155.8	162.5
Limited partnerships/corporations	454.5	149.4
Other investments	394.1	493.5
Securities pledged
(amortized cost of $953.3 at 2007 and $875.5 at 2006)	942.6	864.0
Total investments	27,881.2	22,586.3
Cash and cash equivalents	204.4	608.6
Short-term investments under securities loan agreement	128.5	102.6
Accrued investment income	216.9	183.7
Receivable for securities sold	4.6	20.3
Deposits and reinsurance recoverable from affiliate	4,616.1	4,759.0
Deferred policy acquisition costs	2,908.4	2,669.9
Value of business acquired	128.7	110.1
Sales inducements to contractowners	645.4	630.7
Due from affiliates	22.9	29.7
Current income taxes	-	4.6
Other assets	41.3	43.8
Assets held in separate accounts	44,477.8	37,928.3
Total assets	$81,276.2	$69,677.6

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Balance Sheets

(In millions, except share data)

	As of December 31,
	2007	2006
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$31,461.6	$26,696.4
Payables for securities purchased	-	48.3
Collateral held, including payables under securities loan agreement	140.0	102.6
Borrowed money	715.5	769.6
Notes to affiliates	435.0	435.0
Due to affiliates	95.6	46.4
Current income taxes	40.7	-
Deferred income taxes	184.5	262.5
Other liabilities	606.5	399.4
Liabilities related to separate accounts	44,477.8	37,928.3
Total liabilities	78,157.2	66,688.5

Shareholder's equity
Common stock (250,000 shares authorized, issued
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	4,132.7	3,978.4
Accumulated other comprehensive loss	(160.7)	(12.1)
Retained earnings (deficit)	(855.5)	(979.7)
Total shareholder's equity	3,119.0	2,989.1
Total liabilities and shareholder's equity	$81,276.2	$69,677.6

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Changes in Shareholder’s Equity

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2004	$2.5	$4,041.1	$112.7	$(1,381.8)	$2,774.5
Comprehensive income:
Net income	-	-	-	189.9	189.9
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(185.2) pretax)	-	-	(118.4)	-	(118.4)
Minimum pension liability ($(1.1) pretax)	-	-	1.0	-	1.0
Total comprehensive income					72.5
Contribution of capital	-	100.0	-	-	100.0
Employee share-based payments	-	2.0	-	-	2.0
Balance at December 31, 2005	2.5	4,143.1	(4.7)	(1,191.9)	2,949.0
Comprehensive income:
Net income	-	-	-	212.2	212.2
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(10.7) pretax)	-	-	(7.3)	-	(7.3)
Pension liability ($0.6 pretax)	-	-	0.4	-	0.4
Other	-	-	1.1	-	1.1
Total comprehensive income					206.4
Cumulative effect of change of accounting
principle ($(2.4) pretax)	-	-	(1.6)	-	(1.6)
Capital distribution paid	-	(170.0)	-	-	(170.0)
Employee share-based payments	-	4.1	-	-	4.1
Other	-	1.2	-	-	1.2
Balance at December 31, 2006	2.5	3,978.4	(12.1)	(979.7)	2,989.1
Cumulative effect of change of accounting principles	-	-	-	(4.8)	(4.8)
Balance at January 1, 2007	2.5	3,978.4	(12.1)	(984.5)	2,984.3
Comprehensive loss:
Net income	-	-	-	129.0	129.0
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(158.7) pretax), including
valuation allowance of $(46.9)	-	-	(149.7)	-	(149.7)
Pension liability ($3.4 pretax)	-	-	2.2	-	2.2
Other	-	-	(1.1)	-	(1.1)
Total comprehensive loss					(19.6)
Capital contribution	-	150.0	-	-	150.0
Employee share-based payments	-	4.3	-	-	4.3
Balance at December 31, 2007	$2.5	$4,132.7	$(160.7)	$(855.5)	$3,119.0

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$129.0	$212.2	$189.9
Adjustments to reconcile net income to
net cash provided by operating activities:
Capitalization of deferred policy acquisition costs
and sales inducements	(864.5)	(831.9)	(715.3)
Amortization of deferred policy acquisition costs,
value of business acquired, and sales inducements	528.3	367.1	387.7
Net accretion/decretion of discount/premium	52.2	57.7	93.1
Future policy benefits, claims reserves, and
interest credited	1,368.5	1,179.9	1,078.4
Provision for deferred income taxes	(69.0)	131.4	192.0
Net realized capital losses	391.2	90.4	2.9
Change in:
Accrued investment income	(33.2)	(8.7)	26.7
Reinsurance recoverable (excluding GICs)	117.6	(52.1)	(31.1)
Other receivables and asset accruals	2.5	(13.9)	(1.6)
Due to/from affiliates	56.0	(8.0)	(18.9)
Other payables and accruals	42.9	(3.1)	39.3
Employee share-based payments	4.3	4.1	2.0
Other, net	2.2	1.1	-
Net cash provided by operating activities	1,728.0	1,126.2	1,245.1
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	10,631.8	10,496.1	16,027.0
Equity securities, available-for-sale	16.5	15.8	20.7
Mortgage loans on real estate	776.1	523.7	739.7
Acquisition of:
Fixed maturities, available-for-sale	(15,767.5)	(11,446.3)	(17,518.1)
Equity securities, available-for-sale	(193.5)	(25.4)	(14.1)
Mortgage loans on real estate	(790.6)	(444.4)	(658.0)
Derivatives, net	22.9	(198.1)	(139.9)
Limited partnerships, net	(305.4)	(69.9)	(23.4)
Short-term investments, net	(53.8)	(79.7)	(49.1)
Other, net	13.4	4.7	(21.2)
Net cash used in investing activities	(5,650.1)	(1,223.5)	(1,636.4)

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Financing Activities:
Deposits received for investment contracts	$10,458.9	$5,788.4	$5,225.6
Maturities and withdrawals from investment contracts	(7,062.2)	(4,497.2)	(5,039.7)
Reinsurance recoverable on investment contracts	25.3	(638.8)	(120.5)
Notes to affiliates	-	45.0	-
Short-term loan to affiliate	-	-	139.2
Short-term borrowings	(54.1)	(36.7)	92.9
Capital distribution to Parent	-	(170.0)	-
Capital contribution from Parent	150.0	-	100.0
Net cash provided by financing activities	3,517.9	490.7	397.5
Net (decrease) increase in cash and cash equivalents	(404.2)	393.4	6.2
Cash and cash equivalents, beginning of year	608.6	215.2	209.0
Cash and cash equivalents, end of year	$204.4	$608.6	$215.2
Supplemental cash flow information:
Income taxes paid (received), net	$21.3	$(30.2)	$(174.7)
Interest paid	$67.1	$66.2	$52.1

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

Description of Business

The Company offers various insurance products, including immediate and deferred variable and fixed annuities. The Company’s annuity products are distributed by national wirehouses, regional securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and affiliated broker-dealers. The Company’s primary annuity customers are individual consumers.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

SOP 05-1 was adopted by the Company on January 1, 2007, and is effective for internal replacements occurring on or after that date. As a result of implementing SOP 05-1, the Company recognized a cumulative effect of change in accounting principle of $4.8, before tax, or $3.1, net of $1.7 of income taxes, as a reduction to January 1, 2007 Retained earnings (deficit). In addition, the Company revised its accounting policy on the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) to include internal replacements.

Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, FASB issued No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“FAS No. 158”). FAS No. 158 requires an employer to:

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS No. 158. The effect of adopting FAS No. 158 on the Company’s financial condition at December 31, 2006 is included in the accompanying financial statements. FAS No. 158 did not have a significant effect on the Company’s financial condition at December 31, 2006. The provisions regarding the change in the measurement date of postretirement benefit plans are not applicable, as the Company already uses a measurement date of December 31 for its pension plans.

The incremental effects of adopting the provisions of FAS No. 158 on the Company’s Balance Sheets at December 31, 2006 was $(1.6).

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

New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”), which replaces FAS No. 141, “Business Combinations,” as issued in 2001. FAS No. 141R requires most identifiable assets, liabilities, noncontrolling interest, and goodwill, acquired in a business combination to be recorded at full fair value as of the acquisition date, even for acquisitions achieved in stages. In addition, the statement requires:

▪	Acquisition-related costs to be recognized separately and generally expensed;
▪	Non-obligatory restructuring costs to be recognized separately when the liability is incurred;
▪	Contractual contingencies acquired to be recorded at acquisition-date fair values;
▪	A bargain purchase, which occurs when the fair value of net assets acquired exceeds the consideration transferred plus any non-controlling interest in the acquiree, to be recognized as a gain; and
▪	The nature and financial effects of the business combination to be disclosed.

FAS No. 141R also amends or eliminates various other authoritative literature.

The provisions of FAS No. 141R are effective for fiscal years beginning on or after December 15, 2008 for all business combinations occurring on or after that date. As such, this standard will impact any Company acquisitions that occur on or after January 1, 2009.

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

FAS No. 159 is effective for fiscal years beginning after November 15, 2007. As of the effective date, the fair value option may be elected for eligible items that exist on that date. The effect of the first remeasurement to fair value shall be reported as a cumulative effect adjustment to the opening balance of Retained earnings (deficit). The Company will not be electing the fair value option for any eligible assets or liabilities in existence on January 1, 2008.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

In addition, the Company invests in structured securities that meet the criteria of the Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Under EITF 99-20, a further determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the remeasurement date.

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

Valuation

The fair values for fixed maturities are largely determined by one of two pricing methods: published price quotations or valuation techniques with market inputs. Security pricing is applied using a hierarchy or “waterfall” approach, whereby prices are first sought from published price quotations, including pricing services or broker-dealer quotations. Published price quotations may be unavailable or deemed unreliable due to a limited market for securities that are rarely traded or are traded only in privately negotiated transactions. As such, fair values for the remaining securities, consisting primarily of privately placed bonds, are then determined using risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. The fair values for actively traded equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value, where applicable.

Mortgage loans on real estate are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses). At December 31, 2007 and 2006, the Company had no allowance for mortgage loan

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 24.5% and 19.9% of properties in California at December 31, 2007 and 2006, respectively.

Policy loans are carried at unpaid principal balances.

Short-term investments, consisting primarily of money market instruments and other fixed maturity issues purchased with an original maturity of 91 days to one year, are considered available-for-sale and are carried at fair value.

Derivative instruments are reported at fair value primarily using the Company’s derivative accounting system. The system uses key financial data, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates (“LIBOR”), which are obtained from third party sources and uploaded into the system. For those derivatives that are unable to be valued by the accounting system, the Company utilizes values established by third party brokers.

Embedded derivative instruments within investments are reported at fair value based upon internally established valuations that are consistent with external valuation models or market quotations. Guaranteed minimum withdrawals benefits (“GMWBs”) without life contingent payouts and guaranteed minimum accumulation benefits (“GMABs”) represent an embedded derivative liability in the variable annuity contract that is required to be reported separately from the host variable annuity contract. The option component of a fixed indexed annuity (“FIA”) also represents an embedded derivative. These embedded derivatives are carried at fair value based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning contractowner behavior.

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

The Company enters into interest rate, equity market, credit default, total return, and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as either Other investments or Other liabilities, as appropriate, on the Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Statements of Operations.

The Company also has investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

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

General

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Deferred annuity crediting rates and reserve interest rates varied by product up to 10.0% for 2007, 7.8% for 2006, and 8.0% for 2005.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2007, 2006, and 2005, immediate annuity reserve interest discount rates varied up to 8.0%.

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

Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for separate presentation in the Balance Sheets (primarily guaranteed interest options), and revenue and expenses related to such arrangements, are consolidated in the financial statements with the general account. At December 31, 2007 and 2006, unrealized capital gains (losses) of $21.1 and $(4.1), respectively, after taxes, on assets supporting a guaranteed interest option are reflected in Shareholder’s equity.

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

Participating Insurance

Participating business approximates 8.5% of the Company’s ordinary life insurance in force and 27.1% of life insurance premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Amounts allocable to participating contractowners are based on published dividend projections or expected dividend scales. Dividends to participating policyholders of $14.8, $15.4, and $15.8, were incurred during the years ended December 31, 2007, 2006, and 2005, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Income Taxes

The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses (benefits) result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

2.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2007.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$18.4	$1.0	$-	$19.4
U.S. government agencies and authorities	86.1	1.0	0.3	86.8
State, municipalities, and political subdivisions	49.7	-	2.5	47.2

U.S. corporate securities:
Public utilities	1,417.5	22.8	13.4	1,426.9
Other corporate securities	6,742.7	81.1	67.0	6,756.8
Total U.S. corporate securities	8,160.2	103.9	80.4	8,183.7

Foreign securities(1):
Government	525.2	14.9	7.1	533.0
Other	3,280.6	40.5	59.4	3,261.7
Total foreign securities	3,805.8	55.4	66.5	3,794.7

Residential mortgage-backed securities	4,988.4	53.3	85.8	4,955.9
Commercial mortgage-backed securities	3,842.2	37.6	36.4	3,843.4
Other asset-backed securities	1,947.5	5.7	108.3	1,844.9

Total fixed maturities, including securities pledged	22,898.3	257.9	380.2	22,776.0
Less: securities pledged	953.3	6.1	16.8	942.6
Total fixed maturities	21,945.0	251.8	363.4	21,833.4
Equity securities	216.6	2.8	8.3	211.1

Total investments, available-for-sale	$22,161.6	$254.6	$371.7	$22,044.5

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

(1) Primarily U.S. dollar denominated.

At December 31, 2007 and 2006, net unrealized loss was $127.8 and $27.4, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities as of December 31, 2007, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$550.8	$551.3
After one year through five years	5,800.7	5,856.5
After five years through ten years	3,797.6	3,776.3
After ten years	1,971.1	1,947.7
Mortgage-backed securities	8,830.6	8,799.3
Other asset-backed securities	1,947.5	1,844.9
Less: securities pledged	953.3	942.6
Fixed maturities, excluding securities pledged	$21,945.0	$21,833.4

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at December 31, 2007 or 2006.

At December 31, 2007 and 2006, fixed maturities with fair values of $11.2 and $10.7, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”) that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2007 and 2006, approximately 7.5% and 6.7%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At December 31, 2007 and 2006, the Company had $2,898.7 and $226.7, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. The level of funding agreements issued to the FHLB as of December 31, 2007 increased significantly from the amount issued as of December 31, 2006. During the second half of 2007, the Company took advantage of the credit market dislocation to purchase highly rated assets and issue FHLB funding agreements. At December 31, 2007 and 2006, assets with a carrying value of approximately $3,270.1 and $703.0, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements. At December 31, 2007 and 2006, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $745.5 and $765.7, respectively. The repurchase obligation related to dollar rolls and repurchase agreements totaled $711.9 and $769.6 at December 31, 2007 and 2006, respectively.

The Company also enters into reverse repurchase agreements. At December 31, 2007, the Company did not have any securities in reverse repurchase agreements. At December 31, 2006, the carrying value of the securities in reverse repurchase agreements was $16.4.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2007 and 2006. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities at December 31, 2007 and 2006, were primarily related to interest rate movement or changes in credit spreads to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at December 31, 2007 and 2006.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Less than	More than
	Six Months	Six Months and	More than	Total
	Below	less than Twelve	Twelve Months	Unrealized
	Amortized	Months Below	Below	Capital
2007	Cost	Amortized Cost	Amortized Cost	Losses
Interest rate or spread widening	$37.8	$49.2	$62.7	$149.7
Mortgage and other asset-backed securities	73.3	134.8	22.4	230.5
Total unrealized capital losses	$111.1	$184.0	$85.1	$380.2
Fair value	$5,322.0	$3,248.4	$3,300.6	$11,871.0

2006
Interest rate or spread widening	$12.8	$6.2	$103.4	$122.4
Mortgage and other asset-backed securities	14.6	5.6	72.6	92.8
Total unrealized capital losses	$27.4	$11.8	$176.0	$215.2
Fair value	$3,095.9	$905.9	$6,026.5	$10,028.3

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 97.1% of the average book value. In addition, this category includes 753 securities, which have an average quality rating of A+. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2007.

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2007, 2006, and 2005.

	2007			2006		2005
			No. of		No. of		No. of
Impairment			Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1	$0.1	1
U.S. Corporate	81.0		173	15.8	63	3.0	12
Foreign	25.7		74	3.5	13	0.1	1
Residential mortgage-backed	3.0		24	12.7	68	16.4	86
Commercial mortgage-backed	-		-	-	-	1.2	1
Other asset-backed	43.3		91	1.2	2	0.5	2
Limited partnerships	0.3		1	0.5	2	0.5	1
Total	$153.3		364	$33.8	149	$21.8	104

*Less than $0.1.

The above schedule includes $31.0, $11.5, and $18.7 in other-than-temporary write-downs for the years ended December 31, 2007, 2006, and 2005, respectively, related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $122.3, $22.3, and $3.1 in write-downs for the years ended December 31,

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

2007, 2006, and 2005, respectively, are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value.

The following table summarizes these write-downs by type for the years ended December 31, 2007, 2006, and 2005.

	2007			2006		2005
			No. of		No. of		No. of
	Impairment		Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	*	1	$0.1	1	$0.1	1
U.S. Corporate	70.6		161	15.8	63	2.6	11
Foreign	21.4		68	3.5	13	-	-
Residential mortgage-backed	1.0		5	1.7	4	0.4	1
Other asset-backed	29.3		84	1.2	2	-	-
Total	$122.3		319	$22.3	83	$3.1	13

* Less than $0.1.

The remaining fair value of fixed maturities with other-than-temporary impairments at December 31, 2007, 2006, and 2005 was $2,353.8, $437.4, and $275.1, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Investment Income

Sources of Net investment income were as follows for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Fixed maturities, available-for-sale	$1,176.1	$1,009.7	$936.4
Equity securities, available-for-sale	3.3	1.9	1.2
Mortgage loans on real estate	233.1	225.3	238.4
Policy loans	9.0	9.1	9.1
Short-term investments and cash equivalents	6.7	5.5	4.1
Other	35.1	13.9	10.5
Gross investment income	1,463.3	1,265.4	1,199.7
Less: investment expenses	116.9	109.0	97.5
Net investment income	$1,346.4	$1,156.4	$1,102.2

At December 31, 2007 and 2006, the Company had $60.3 and $30.5, respectively, of non-income producing investments in fixed maturities.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investment on disposal is determined based on specific identification of securities using the first-in, first-out method. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Fixed maturities, available-for-sale	$(100.3)	$(43.8)	$45.4
Equity securities, available-for-sale	0.5	0.9	0.2
Derivatives	(291.0)	(48.2)	(48.3)
Other	(0.4)	0.7	(0.2)
Net realized capital losses	$(391.2)	$(90.4)	$(2.9)
After-tax net realized capital losses	$(254.3)	$(58.8)	$(1.9)

Net realized capital losses increased for the year ended December 31, 2007, primarily due to higher losses on derivatives, along with higher losses on fixed maturities. The changes in derivatives were primarily driven by interest rate swaps and call options, partially offset by improvements in futures as a result of lower equity market performance. The losses on fixed maturities for the year ended December 31, 2007, were due to other-than-temporary impairments driven by the slow economic environment and widening of credit spreads in 2007.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross gains and losses were as follows for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Proceeds on sales	$5,859.3	$5,543.1	$9,317.1
Gross gains	41.1	64.5	97.2
Gross losses	57.0	78.0	75.2

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

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices or dealer quotes. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company’s evaluation of the borrower's ability to compete in their relevant market. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Cash and cash equivalents, Short-term investments under securities loan agreement, and Policy loans: The carrying amounts for these assets approximate the assets’ fair values.

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

Other financial instruments reported as assets and liabilities: The carrying amounts for these financial instruments (primarily derivatives and limited partnerships) approximate the fair value of the assets and liabilities. Derivatives are carried at fair value, which is determined using the Company’s derivative accounting system in conjunction with key financial data from third party sources or through values established by third party brokers, on the Balance Sheets.

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at December 31, 2007 and 2006.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$22,776.0	$22,776.0	$17,918.4	$17,918.4
Equity securities, available-for-sale	211.1	211.1	40.6	40.6
Mortgage loans on real estate	3,701.7	3,739.4	3,687.6	3,657.0
Policy loans	155.8	155.8	162.5	162.5
Cash, cash equivalents,
and Short-term investments
under securities loan agreement	332.9	332.9	711.2	711.2
Other investments	1,036.6	1,045.3	777.2	782.1
Assets held in separate accounts	44,477.8	44,477.8	37,928.3	37,928.3
Liabilities:
Investment contract liabilities:
Deferred annuities	19,733.8	18,150.4	19,732.4	18,108.0
Guaranteed investment contracts
and funding agreements	9,415.1	9,498.2	4,603.8	4,591.1
Supplementary contracts and
immediate annuities	900.3	900.3	931.1	931.1
Derivatives	273.8	273.8	64.2	64.2
Notes to affiliates	435.0	420.6	435.0	459.2

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Derivative Financial Instruments

	Notional Amount		Fair Value
	2007	2006	2007	2006
Interest Rate Caps
Interest rate caps are used to manage the interest
rate risk in the Company’s fixed maturity portfolio.
Interest rate caps are purchased contracts that
provide the Company with an annuity in an
increasing interest rate environment.	$50.0	$-	$0.1	$-

Interest Rate Swaps
Interest rate swaps are used to manage the interest
rate risk in the Company’s fixed maturity portfolio,
as well as the Company’s liabilities. Interest rate
swaps represent contracts that require the exchange
of cash flows at regular interim periods, typically
monthly or quarterly.	8,533.5	3,856.1	(138.2)	40.8

Foreign Exchange Swaps
Foreign exchange swaps are used to reduce the risk
of a change in the value, yield, or cash flow with
respect to invested assets. Foreign exchange
swaps represent contracts that require the
exchange of foreign currency cash flows for
U.S. dollar cash flows at regular interim periods,
typically quarterly or semi-annually.	288.3	244.8	(44.0)	(28.7)

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
payment (purchased credit protection) or will be
required to make an additional payment (sold credit
protection) equal to the notional value of the swap
contract.	488.9	260.3	(22.1)	(0.1)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Notional Amount		Fair Value
	2007	2006	2007		2006
Total Return Swaps
Total return swaps are used to assume credit exposure
to a referenced index or asset pool. The difference
between different floating-rate interest amounts
calculated by reference to an agreed upon notional
principal amount is exchanged with other parties
at specified intervals.	$-	$65.0	$-		$0.1

Swaptions
Swaptions are used to manage interest rate risk in
the Company’s collateralized mortgage obligations
portfolio. Swaptions are contracts that give the
Company the option to enter into an interest rate
swap at a specific future date.	302.5	665.0	-	**	3.7

Futures
Futures contracts are used to hedge against a decrease
in certain equity indices. Such decrease may result
in a decrease in variable annuity account values,
which would increase the possibility of the Company
incurring an expense for guaranteed benefits in
excess of account values. The futures income would
serve to offset this increased expense. Futures
contracts are also used to hedge against an increase
in certain equity indices. Such increase may result
in increased payments to contract holders of fixed
indexed annuity contracts, and the futures income
offset this increased expense. The underlying
reserve liabilities are valued under either
SOP 03-01, or FAS No. 133 (see discussion under
“Reserves” section) and the change in reserve
liability is recorded in Interest credited and other
benefits to contractowners. The gain or loss on
futures is recorded in Net realized capital gains
(losses).	1,584.6	1,265.9	(6.4)		3.8

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Notional Amount		Fair Value
	2007	2006	2007	2006
Options
Call options are used to hedge against an increase
in the various equity indices. Such increase may
result in increased payments to contract holders
of fixed indexed annuity contracts, and the options
offset this increased expense. Put options are used
to hedge the liability associated with embedded
derivatives in certain variable annuity contracts.
Both the options and the embedded derivative
reserve are carried at fair value. The change in value
of the options are recorded in Net realized capital
gains (losses); the change in value of the embedded
derivative is recorded in Interest credited and
other benefits to contractowners.	6,666.0	6,341.7	303.5	387.0

Embedded Derivatives
The Company also has investments in certain fixed
maturity instruments, and has issued certain retail
annuity products, that contain embedded derivatives
whose market value is at least partially determined by,
among other things, levels of or changes in domestic
and/or foreign interest rates (short- or long-term),
exchange rates, prepayment rates, equity rates, or
credit ratings/spreads.
Within securities	N/A*	N/A*	33.8	5.1
Within retail annuity products	N/A*	N/A*	960.4	820.2

* N/A - not applicable.
**Less than $0.1.

Interest Rate Swaps

Interest rate swaps included two interest rate swaps with Security Life of Denver Insurance Company (“Security Life”), an affiliate, each with notional amounts of $100.0 and fair values of $(1.6) and $(0.1), respectively, as of the date of termination at August 31, 2007.

See Related Party Transactions footnote for further information.

Credit Default Swaps

As of December 31, 2007, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $235.4.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

4.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the years ended December 31, 2007, 2006, and 2005.

Balance at January 1, 2005	$1,704.1
Deferrals of commissions and expenses	614.0
Amortization:
Amortization	(400.2)
Interest accrued at 5% to 6%	105.5
Net amortization included in the Statements of Operations	(294.7)
Change in unrealized capital gains (losses) on available-for-sale securities	232.0
Balance at December 31, 2005	2,255.4
Deferrals of commissions and expenses	681.9
Amortization:
Amortization	(421.7)
Interest accrued at 5% to 6%	138.1
Net amortization included in the Statements of Operations	(283.6)
Change in unrealized capital gains (losses) on available-for-sale securities	16.2
Balance at December 31, 2006	2,669.9
Deferrals of commissions and expenses	729.1
Amortization:
Amortization	(592.0)
Interest accrued at 5% to 6%	162.2
Net amortization included in the Statements of Operations	(429.8)
Change in unrealized capital gains (losses) on available-for-sale securities	(56.0)
Implementation of SOP 05-1	(4.8)
Balance at December 31, 2007	$2,908.4

The estimated amount of DAC to be amortized, net of interest, is $478.9, $444.2, $414.2, $360.4, and $311.3, for the years 2008, 2009, 2010, 2011, and 2012, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Activity within VOBA was as follows for the years ended December 31, 2007, 2006, and 2005.

Balance at January 1, 2005	$112.2
Amortization:
Amortization	(30.8)
Interest accrued at 4% to 5%	6.6
Net amortization included in the Statements of Operations	(24.2)
Change in unrealized capital gains (losses) on available-for-sale securities	34.1
Balance at December 31, 2005	122.1
Amortization:
Amortization	(15.0)
Interest accrued at 4% to 5%	5.6
Net amortization included in the Statements of Operations	(9.4)
Change in unrealized capital gains (losses) on available-for-sale securities	(2.6)
Balance at December 31, 2006	110.1
Amortization:
Amortization	16.8
Interest accrued at 4% to 6%	4.9
Net amortization included in the Statements of Operations	21.7
Change in unrealized capital gains (losses) on available-for-sale securities	(3.1)
Balance at December 31, 2007	$128.7

The estimated amount of VOBA to be amortized, net of interest, is $13.4, $13.1, $11.9, $10.6, and $9.7, for the years 2008, 2009, 2010, 2011, and 2012, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Analysis of DAC and VOBA - Annuity Products

The increase in Amortization of DAC and VOBA in 2007 compared to 2006 is due in part to a $67.0 change in estimate recorded during the fourth quarter of 2007. This change resulted from refinements of the DAC model, partially offset by favorable unlocking of mutual fund and mortality and persistency unlocking.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company revised and unlocked certain assumptions for its fixed and variable annuity products during 2007, 2006, and 2005. Unlocking adjustments and their acceleration (deceleration) impact on Amortization of DAC and VOBA were as follows for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Impact of separate account growth and contractowner
withdrawal behavior favorable to assumptions	$1.3	$(42.6)	$(13.3)
Unlock of contractowner withdrawal behavior
assumptions for certain fixed deferred annuities	-	-	17.7
Unlock of future rate of spread income assumptions
on some fixed annuity liabilities	-	-	2.3
Unlock on long-term separate account growth assumption	-	-	4.8
Unlock of mortality and persistency assumptions	(12.0)	(19.8)	(4.2)
Impact of DAC model refinements	67.0	-	-
Unlock of mutual fund revenue sharing assumptions	(31.6)	-	-
Total unlocking effect on Amortization of DAC and VOBA	$24.7	$(62.4)	$7.3

5.	Dividend Restrictions and Shareholder’s Equity

The Company’s ability to pay dividends to its parent is subject to the prior approval of the Insurance Division of the State of Iowa (the “Division”) for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of the Company’s statutory surplus at the prior year end or (2) the Company’s prior year statutory net gain from operations.

During 2007 and 2005, the Company did not pay any dividends or return of capital distributions to Lion. During 2006, the Company paid $170.0 in a return of capital distribution to its Parent.

During 2007, the Company received $150.0 in capital contributions from Lion. During 2006, the Company did not receive any capital contributions from its Parent. During 2005, the Company received capital contributions of $100.0 from its Parent to support sales activities. On February 21, 2008, the Company received a $1.1 billion capital contribution from Lion.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Division recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net income (loss) was $(40.1), $(1.6), and $6.9, for the years ended December 31, 2007, 2006, and 2005, respectively. Statutory capital and surplus was $2,552.6 and $1,660.7 as of December 31, 2007 and 2006, respectively. As specifically required by statutory accounting practices, statutory surplus as of December 31, 2007 includes the impact of the $1.1 billion capital contribution.

As of December 31, 2007, the Company did not utilize any statutory accounting practices that are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affected statutory capital and surplus.

6.	Additional Insurance Benefits and Minimum Guarantees

Under SOP 03-1, the Company calculates SOP 03-1 reserves for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees.

The following assumptions and methodology were used to determine the GMDB SOP 03-1 reserve at December 31, 2007.

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

The assumptions used for calculating the additional GMIB and Guaranteed Minimum Withdrawal for Life Benefit (LifePay and LifePay Plus) liabilities at December 31, 2007, are consistent with those used for the calculating the additional GMDB liability. In addition, the calculation of the GMIB liability assumes dynamic surrenders and dynamic annuitization reflecting the extent to which the benefit, at the time of payment, has a positive value.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The separate account liabilities subject to SOP 03-1 for minimum guaranteed benefits, and the additional liabilities recognized related to minimum guarantees, by type, as of December 31, 2007 and 2006, and the paid and incurred amounts by type for the years ended December 31, 2007 and 2006, were as follows:

	Guaranteed	Guaranteed	Guaranteed	Guaranteed
	Minimum	Minimum	Minimum	Withdrawal
	Death	Accumulation/	Income	For Life
	Benefit	Withdrawal Benefit	Benefit	Benefit
	(GMDB)	(GMAB/GMWB)	(GMIB)	(LP/LPP)
Separate account liability
at December 31, 2007	$44,477.8	$2,556.4	$20,066.1	$5,900.0
Separate account liability
at December 31, 2006	$37,928.3	$2,759.3	$18,036.9	$1,846.8

Additional liability balance:
Balance at January 1, 2006	$112.8	$9.4	$60.9	$-
Incurred guaranteed benefits	43.4	(18.3)	22.4	1.7
Paid guaranteed benefits	(16.5)	-	-	-
Balance at December 31, 2006	139.7	(8.9)	83.3	1.7
Incurred guaranteed benefits	88.9	20.1	48.9	4.2
Paid guaranteed benefits	(19.2)	-	-	-
Balance at December 31, 2007	$209.4	$11.2	$132.2	$5.9

The net amount at risk, net of reinsurance, and the weighted average attained age of contractowners by type of minimum guaranteed benefit, were as follows as of December 31, 2007 and 2006.

	Guaranteed	Guaranteed	Guaranteed	Guaranteed
	Minimum	Minimum	Minimum	Minimum
	Death	Accumulation/	Income	Income
	Benefit	Withdrawal Benefit	Benefit	GMWB-For-Life
2007	(GMDB)	(GMAB/GMWB)	(GMIB)	(LP/LPP)
Net amount at risk, net of reinsurance	$1,796.0	$109.0	$391.9	$5.6
Weighted average attained age	63	63	59	63

2006
Net amount at risk, net of reinsurance	$1,252.7	$27.4	$200.0	$-
Weighted average attained age	62	64	58	-

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2007 and 2006 was $44.5 billion and $37.9 billion, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

7.	Sales Inducements

During the year ended December 31, 2007, the Company capitalized and amortized $135.4 and $120.2, respectively, of sales inducements. During the year ended December 31, 2006, the Company capitalized and amortized $150.0 and $74.1, respectively, of sales inducements. The unamortized balance of capitalized sales inducements, net of unrealized capital gains (losses) on available-for-sale securities, was $645.4 and $630.7 as of December 31, 2007 and 2006, respectively.

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

Income tax expense (benefit) consisted of the following for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Current tax expense (benefit):
Federal	$26.6	$(67.6)	$(156.7)
Total current tax expense (benefit)	26.6	(67.6)	(156.7)
Deferred tax (benefit) expense:
Operations and capital loss carryforwards	-	151.0	43.6
Other federal deferred tax	(28.2)	(19.0)	147.3
Total deferred tax (benefit) expense	(28.2)	132.0	190.9
Total income tax (benefit) expense	$(1.6)	$64.4	$34.2

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Income before income taxes	$127.4	$276.6	$224.1
Tax rate	35.0%	35.0%	35.0%
Income tax at federal statutory rate	44.6	96.8	78.4
Tax effect of:
Meals and entertainment	0.7	0.6	0.4
Dividend received deduction	(49.5)	(42.9)	(20.4)
IRS audit settlements	-	-	(24.4)
Other	2.6	9.9	0.2
Income tax (benefit) expense	$(1.6)	$64.4	$34.2

Temporary Differences

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2007 and 2006, are presented below.

	2007	2006
Deferred tax assets:
Operations and capital loss carryforwards	$14.6	$-
Future policy benefits	731.1	734.5
Goodwill	5.1	6.5
Investments	103.8	6.9
Employee compensation and benefits	45.4	31.3
Unrealized losses on investments	59.6	3.8
Other	68.0	9.7
Total gross assets before valuation allowance	1,027.6	792.7
Less: valuation allowance	(46.9)	-
Total gross assets, net of valuation allowance	980.7	792.7
Deferred tax liabilities:
Deferred policy acquisition cost	(1,120.3)	(1,018.9)
Value of purchased insurance in force	(42.7)	(34.4)
Other	(2.2)	(1.9)
Total gross liabilities	(1,165.2)	(1,055.2)
Net deferred income tax liability	$(184.5)	$(262.5)

Net unrealized capital gains (losses) are presented as a component of Other comprehensive income (loss) in Shareholder’s equity, net of deferred taxes.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of December 31, 2007, the Company had a $46.9 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2006.

Tax Sharing Agreement

The Company had a payable to ING AIH of $40.7 and a receivable from ING AIH of $4.6 at December 31, 2007 and 2006, respectively, for federal income taxes under the intercompany tax sharing agreement.

See Related Party Transactions footnote for more information.

Unrecognized Tax Benefits

As a result of implementing FIN 48, the Company recognized a cumulative effect of change in accounting principle of $1.7 as a reduction to January 1, 2007 Retained earnings (deficit). In addition, the Company had $61.5 of unrecognized tax benefits as of January 1, 2007, of which $41.4 would affect the Company’s effective tax rate if recognized.

A reconciliation of the change in the unrecognized income tax benefits for the years is as follows:

Balance at January 1, 2007	$61.5
Additions for tax positions related to the current year	6.9
Additions (reduction) for tax positions related to prior years	(2.0)

Balance at December 31, 2007	$66.4

The Company had $43.2 of unrecognized tax benefits as of December 31, 2007 that would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Balance Sheets and Statements of Operations, respectively. The Company had accrued interest of $4.7 as of December 31, 2007.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Regulatory Matters

The Company is under audit by the Internal Revenue Service (“IRS”) for tax years 2002 through 2005. It is anticipated that the IRS audit of tax years 2002 and 2003 will be finalized within the next twelve months. The settlement is not expected to have a material impact on the Company’s financial position. The timing of the settlement and any potential future payment of the remaining allowance related to the IRS audit of tax years 2004 and 2005 cannot be reliably estimated.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61, which announced its intention to issue regulations with respect to certain computational aspects of the dividend received deduction (“DRD”) on separate account assets held in connection with variable annuity and life insurance contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 issued in August 2007 that purported to change accepted industry and IRS interpretation of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing, substance, and effective date of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives.

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

Defined Benefit Plan

ING North America Insurance Corporation (“ING North America”) sponsors the ING Americas Retirement Plan (the “Retirement Plan”), effective as of December 31, 2001. Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company’s employees.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees’ participation in the Retirement Plan were $13.0, $17.1, and $15.9, for the years ended 2007, 2006, and 2005, respectively, and are included in Operating expenses in the Statements of Operations.

Defined Contribution Plan

ING North America sponsors the ING Savings Plan and ESOP (the “Savings Plan”). Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company’s employees other than Company agents. The Savings Plan is a tax-qualified profit sharing and stock bonus plan, which includes an employee stock ownership plan (“ESOP”) component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule, although certain specified participants are subject to a 5-year graded vesting schedule. All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges to operations of the Company for the Savings Plan were $4.9, $4.6, and $4.2, for the years ended December 31, 2007, 2006, and 2005, respectively, and are included in Operating expenses in the Statements of Operations.

Stock Option and Share Plans

ING sponsors the ING Group Long Term Equity Ownership Plan (“leo”), which provides employees of the Company who are selected by the ING Board of Directors to be granted options and/or performance shares. The terms applicable to an award under leo are set out in an award agreement which is signed by the participant when he or she accepts the award.

Options granted under leo are nonqualified options on ING shares in the form of American Depository Receipts (“ADRs”). Leo options have a ten (10) year term and vest three years from the grant date. Options awarded under leo may vest earlier in the event of the participant’s death, permanent disability or retirement. Retirement for purposes of leo means a participant terminates service after attaining age 55 and completing 5 years of service. Early vesting in all or a portion of a grant of options may also occur in the event the participant is terminated due to redundancy or business divestiture. Unvested options are generally subject to forfeiture when a participant voluntarily terminates

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

employment or is terminated for cause (as defined in leo). Upon vesting, participants generally have up to seven years in which to exercise their vested options. A shorter exercise period applies in the event of termination due to redundancy, business divestiture, voluntary termination or termination for cause. An option gives the recipient the right to purchase an ING share in the form of ADRs at a price equal to the fair market value of one ING share on the date of grant. On exercise, participant’s have three options (i) retain the shares and remit a check for applicable taxes due on exercise, (ii) request the administrator to remit a cash payment for the value of the options being exercised, less applicable taxes, or (iii) retain some of the shares and have the administrator liquidate sufficient shares to satisfy the participant’s tax obligation. The share price is in Euros and converted to U.S. dollars, as determined by ING.

Awards of performance shares may also be made under leo. Performance shares are a contingent grant of ING stock and on vesting, the participant has the right to receive a cash amount equal to the closing price per ING share on the Euronext Amsterdam Stock Market on the vesting date times the number of vested Plan shares. Performance shares generally vest three years from the date of grant, with the amount payable based on ING’s share price on the vesting date. Payments made to participants on vesting are based on the performance targets established in connection with leo and payments can range from 0% to 200% of target. Performance is based on ING’s total shareholder return relative to a peer group as determined at the end of the vesting period. To vest, a participant must be actively employed on the vesting date, although vesting will continue to occur in the event of the participant’s death, disability or retirement. If a participant is terminated due to redundancy or business divestiture, vesting will occur but in only a portion of the award. Unvested shares are generally subject to forfeiture when an employee voluntarily terminates employment or is terminated for cause (as defined in leo). Upon vesting, participants have three options (i) retain the shares and remit a check for applicable taxes due on exercise, (ii) request the administrator to remit a cash payment for the value of the shares, less applicable taxes, or (iii) retain some of the shares and have the administrator liquidate sufficient shares to satisfy the participant’s tax obligation. The amount is converted from Euros to U.S. dollars based on the daily average exchange rate between the Euro and the U.S. dollar, as determined by ING.

The Company recognized compensation expense for the leo options and performance shares of $4.7, $7.4, and $4.0 for the years ended December 31, 2007, 2006, and 2005 respectively.

For leo, the Company recognized tax benefits of $2.5 in 2007 and minimal tax benefits in 2006 and 2005.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Other Benefit Plans

In addition to providing retirement plan benefits, the Company, in conjunction with ING North America, provides certain supplemental retirement benefits to eligible employees and health care and life insurance benefits to retired employees and other eligible dependents. The supplemental retirement plan includes a non-qualified defined benefit pension plan and a non-qualified defined contribution plan, which means all benefits are payable from the general assets of the Company. The post-retirement health care plan is contributory, with retiree contribution levels adjusted annually. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage. The benefits charges allocated to the Company related to all of these plans for the years ended December 31, 2007, 2006, and 2005, were $0.6, $1.3, and $1.1, respectively.

10.	Related Party Transactions

Operating Agreements

The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

▪

Underwriting and distribution agreement with Directed Services LLC (“DSL”) (successor by merger to Directed Services, Inc.), an affiliated broker-dealer, whereby DSL serves as the principal underwriter for variable insurance products issued by the Company. DSL is authorized to enter into agreements with broker-dealers to distribute the Company’s variable products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2007, 2006, and 2005, commissions were incurred in the amounts of $553.8, $418.0, and $371.5, respectively.

▪

Asset management agreement with ING Investment Management LLC (“IIM”), an affiliate, in which IIM provides asset management, administration, and accounting services for ING USA’s general account. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2007, 2006, and 2005, expenses were incurred in the amounts of $78.0, $69.5, and $71.8, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

▪

Service agreement with DSL, in which the Company provides managerial and supervisory services to DSL and earns a fee that is calculated as a percentage of average assets in the Company’s variable separate accounts deposited in ING Investors Trust. On August 9, 2007, the Company and DSL entered into an amendment to the service agreement effective July 31, 2007, which modifies the method for calculating the compensation owed to the Company for its provision of managerial and supervisory services to DSL. As a result of this amendment, DSL pays the Company the total net revenue associated with the Company’s deposits in ING Investors Trust. For the years ended December 31, 2007, 2006, and 2005, revenue for these services was $109.0, $62.0, and $43.0, respectively.

▪

Services agreements with ING North America, dated September 1, 2000 and January 1, 2001, respectively, for administrative, management, financial, information technology, and finance and treasury services. For the years ended December 31, 2007, 2006, and 2005, expenses were incurred in the amounts of $96.6, $95.4, and $82.5, respectively.

▪

Services agreement between the Company and its U.S. insurance company affiliates dated January 1, 2001, amended effective January 1, 2002 and December 31, 2007, for administrative, management, professional, advisory, consulting, and other services. For the years ended December 31, 2007, 2006, and 2005, expenses related to the agreements were incurred in the amount of $19.0, $6.1, and $5.7, respectively.

▪

Administrative Services Agreement between the Company, ReliaStar Life Insurance Company of New York (“RLNY”), an affiliate, and other U.S. insurance company affiliates dated March 1, 2003, amended effective August 1, 2004, in which the Company and affiliates provide services to RLNY. For the years ended December 31, 2007, 2006, and 2005, revenue related to the agreement was $6.3, $5.8, and $2.5, respectively.

▪

ING Advisors Network, a group of broker-dealers affiliated with the Company, distributes the Company’s annuity products. For the years ended December 31, 2007, 2006, and 2005, ING Advisors Network sold new contracts of $1,429.3, $1,255.4, and $1,082.0, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company’s expense and cost allocation methods.

Reinsurance Agreements

Effective May 1, 2005, ING USA entered into a coinsurance agreement with its affiliate, Security Life. Under the terms of the agreement, Security Life assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by ING USA between January 1, 2001 and December 31, 2003. In addition, ING USA assigned to Security Life all future premiums received by ING USA attributable to the ceded contracts.

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

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. The receivable will be adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission. The Company incurred amortization expense of the negative ceding commission of $21.2 and $23.5 for the years ended December 31, 2007 and 2006, respectively, which is included in Other expenses in the Statements of Operations.

In addition, the Company entered into a 100% coinsurance agreement with Security Life dated January 1, 2000, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2007 and 2006, the value of reserves ceded by the Company under this agreement was $16.6 and $16.0, respectively.

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, Security Life, effective August 20, 1999. Under the terms of this agreement, the Company facultatively cedes to Security Life, from time to time, certain GICs on a 100% coinsurance basis. The value of GIC reserves ceded by the Company under this agreement was $2.3 billion and $2.2 billion at December 31, 2007 and 2006, respectively.

Financing Agreements

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

Under this agreement, the Company incurred interest expense of $3.5, $1.5, and $0.9, for the years ended December 31, 2007, 2006, and 2005, respectively. The Company earned interest income of $6.7, $4.9, and $4.3, for the years ended December 31, 2007, 2006, and 2005, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Statements of Operations. At December 31, 2007 and 2006, the Company had no amounts outstanding with ING AIH under the reciprocal loan agreement.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Notes with Affiliates

The Company issued a 30-year surplus note in the principal amount of $35.0 on December 8, 1999, to its affiliate, Security Life, which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the note and related accrued interest is subordinate to payments due to contractowners and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of ING USA. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $2.8, for each of the years ended December 31, 2007, 2006, and 2005, respectively.

On December 29, 2004, the Company issued surplus notes in the aggregate principal amount of $400.0 (the “Notes”), scheduled to mature on December 29, 2034, to its affiliates, ING Life Insurance and Annuity Company, ReliaStar Life Insurance Company, and Security Life of Denver International, Limited, in an offering that was exempt from the registration requirements of the Securities Act of 1933. The Notes bear interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest expense was $25.4 for each of the years ended December 31, 2007, 2006, and 2005, respectively.

Funding Agreement

On August 10, 2007, the Company issued an extendable funding agreement to its parent, Lion, upon receipt of a single deposit in the amount of $500.0. To fund the purchase of the funding agreement, Lion issued a promissory note to its indirect parent company, ING Verzekeringen N.V. ("ING V"), which has been guaranteed by Lion’s immediate parent, ING AIH.

Under the terms of the funding agreement, the Company will pay Lion interest quarterly at the credited interest rate until maturity, and on the maturity date, the Company will pay Lion the single deposit and any accrued and unpaid interest. The credited interest rate shall be the three-month LIBOR, plus 0.05%, and shall be reset quarterly. The maturity date of the funding agreement shall be August 10, 2009, or such later date to which the maturity date may be extended; provided, however, that the maturity date may not be extended beyond August 10, 2012.

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

Derivatives

On August 31, 2007, ING USA terminated two interest rate swaps with Security Life to reduce the Company’s exposure to cash flow variability of assets and liabilities. Under the terms of the agreement, the Company paid the quarterly quoted 3-month LIBOR rate and received a fixed rate of 4.8% and 4.9% for swaps that mature on December 30, 2010 and 2015, respectively. The notional amount of each swap was $100.0. The fair values of the swaps were $(1.6) and $(0.1) for the December 30, 2010 and 2015 swaps, respectively, at the date of termination.

As of December 31, 2007 and 2006, the Company had call options with a notional amount of $167.8 and $935.4 respectively, and market value of $42.6 and $78.6, respectively, with ING Bank, an affiliate. Each of these contracts was entered into as a result of a competitive bid, which included unaffiliated counterparties.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Purchase of Investments

On September 27, 2007, the Company purchased at fair value financial assets with a fair value of $435.0 from Security Life, an affiliate. The investments, which primarily consisted of AAA rated collateralized mortgage obligations were purchased by the Company with the intent to use them as part of the FHLB funding agreement program. These assets are included in fixed maturities on the Balance Sheets.

On August 21, 2007, ING USA purchased at fair value U.S. commercial mortgage loans with a fair value of $17.9 from ING Bank of Canada, an affiliate.

11.	Financing Agreements

The Company maintains a $100.0 uncommitted, perpetual revolving note facility with the Bank of New York ("BONY"). Interest on any of the Company borrowing accrues at an annual rate equal to a rate quoted by BONY to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the years ended December 31, 2007, 2006, and 2005. At December 31, 2007 and 2006, the Company had no amounts outstanding under the revolving note facility.

The Company also maintains a $75.0 uncommitted line-of-credit agreement with PNC Bank (“PNC”), effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. Interest on any of the Company borrowing accrues at an annual rate equal to the rate quoted by PNC to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the year ended December 31, 2007 and 2006. At December 31, 2007 and 2006, the Company had no amounts outstanding under the line-of-credit agreement.

The Company maintains a $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.) (“Svenska”), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. Interest on any of the Company’s borrowing accrues at an annual rate equal to the rate quoted by Svenska to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the year ended December 31, 2007. At December 31, 2007, the Company had no amounts outstanding under the line-of-credit agreement.

Also see Financing Agreements in the Related Party Transactions footnote.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

12.	Reinsurance

At December 31, 2007, the Company had reinsurance treaties with 16 unaffiliated reinsurers covering a portion of the mortality risks and guaranteed death and living benefits under its annuity contracts. The Company also has reinsurance treaties with one affiliate, Security Life, related to GICs, fixed annuities, and universal life insurance policies. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

Reinsurance ceded in force for life mortality risks were $689.1 and $755.3 at December 31, 2007 and 2006, respectively. Net receivables were comprised of the following at December 31, 2007 and 2006.

	2007	2006
Claims recoverable from reinsurers	$6.9	$7.2
Payable for reinsurance premiums	1.4	(2.3)
Reinsured amounts due to reinsurers	(36.2)	(29.9)
Reserve credits	5.1	9.1
Reinsurance ceded	2,452.1	2,265.7
Deposits	2,153.2	2,478.4
Other	33.6	30.8
Total	$4,616.1	$4,759.0

Premiums and Interest credited and other benefits to contractowners were reduced by the following amounts for reinsurance ceded for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Deposits ceded under reinsurance	$1,309.1	$1,144.3	$722.2
Premiums ceded under reinsurance	2.4	2.5	3.0
Reinsurance recoveries	1,723.2	657.6	703.4

Also see Reinsurance Agreements in the Related Party Transactions footnote.

13.	Commitments and Contingent Liabilities

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2017.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2007, 2006, and 2005, rent expense for leases was $7.9, $8.3, and $8.0, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2008 through 2012 are estimated to be $8.6, $8.6, $7.0, $5.7, and $5.5, respectively, and $24.2, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

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

At December 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $616.3, $156.5 of which was with related parties. At December 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $537.9, $143.2 of which was with related parties. During 2007 and 2006, $33.1 and $32.4, respectively, was funded to related parties under these commitments.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreements by sale or collection of the received reference obligation. As of December 31, 2007, the maximum potential future exposure to the Company under the guarantee was $32.5.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of December 31, 2007, the Company held $11.5 of cash collateral, which was included in Collateral held, including payables under securities loan agreement and was reinvested in Short-term investments under securities loan agreement on the

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Balance Sheets. The Company held no cash collateral under the ISDA Agreements as of December 31, 2006.

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

Insurance and Retirement Plan Products and Other Regulatory Matters

Federal and state regulators, and self-regulatory agencies are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; sales and marketing practices (including sales to seniors); specific product types (including group annuities and indexed annuities); and disclosure. It is likely that the scope of these industry investigations will further broaden before they conclude. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

14.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of December 31, 2007, 2006, and 2005.

	2007	2006	2005
Net unrealized capital (losses) gains:
Fixed maturities, available-for-sale	$(122.3)	$(28.9)	$(6.9)
Equity securities, available-for-sale	(5.5)	1.5	1.1
DAC/VOBA adjustment on
available-for-sale securities	(36.9)	21.1	7.5
Sales inducements adjustment on
available-for-sale securities	0.5	1.0	2.5
Other investments	(6.4)	(6.6)	(5.4)
Unrealized capital (losses) gains , before tax	(170.6)	(11.9)	(1.2)
Deferred income tax asset (liability)	59.7	3.8	0.4
Deferred tax asset valuation allowance	(46.9)	-	-
Net unrealized capital (losses) gains	(157.8)	(8.1)	(0.8)
Pension liability, net of tax	(2.9)	(5.1)	(3.9)
Other	-	1.1	-
Accumulated other comprehensive (loss) income	$(160.7)	$(12.1)	$(4.7)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Fixed maturities, available-for-sale	$(93.4)	$(22.0)	$(458.3)
Equity securities, available-for-sale	(7.0)	0.4	0.6
DAC/VOBA adjustment on
available-for-sale securities	(58.0)	13.6	266.1
Sales inducements adjustment on
available-for-sale securities	(0.5)	(1.5)	9.2
Other investments	0.2	(1.2)	(2.8)
Unrealized capital (losses) gains, before tax	(158.7)	(10.7)	(185.2)
Deferred income tax asset (liability)	55.9	3.4	66.8
Net change in unrealized capital (losses) gains	$(102.8)	$(7.3)	$(118.4)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	2007	2006	2005
Net unrealized capital holding (losses) gains
arising during the year (1)	$(210.5)	$(49.5)	$(69.2)
Less: reclassification adjustment for (losses) gains
and other items included in Net income (2)	(107.7)	(42.2)	49.2
Net change in unrealized capital (losses)
gains on securities	$(102.8)	$(7.3)	$(118.4)

(1)	Pretax unrealized capital holding gains (losses) arising during the year were $(324.9), $(72.6), and $(108.3), for the years ended December 31, 2007, 2006, and 2005, respectively.

(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income were $(166.2), $(61.9), and $76.9, for the years ended December 31, 2007, 2006, and 2005, respectively.

QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, unless otherwise stated)

2007	First	Second	Third	Fourth

Total revenue	$512.4	$632.7	$534.7	$494.0
Income (loss) before income taxes	96.6	138.1	37.1	(144.4)
Income tax expense (benefit)	26.9	41.0	(11.1)	(58.4)
Net income (loss)	$69.7	$97.1	$48.2	$(86.0)

2006	First	Second	Third	Fourth

Total revenue	$425.1	$502.2	$535.6	$562.8
Income before income taxes	54.1	54.2	75.6	92.7
Income tax expense	13.5	13.0	2.1	35.8
Net income	$40.6	$41.2	$73.5	$56.9

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

▪	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
▪

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

▪	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment, management has used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

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

The Company has designated David A. Wheat, Director, Executive Vice President and Chief Financial Officer of the Company, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Because the Company is not subject to the requirements of Exchange Act Rule 10A-3, it does not have any outside directors sitting on its board.

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

(Dollar amounts in millions, unless otherwise stated)

In 2007 and 2006, Ernst & Young LLP (“Ernst & Young”) served as the principal external auditing firm for ING, including ING USA. ING subsidiaries, including ING USA, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2007 and 2006 are detailed below, along with a description of the services rendered by Ernst & Young to the Company.

	2007		2006
Audit fees	$3.2		$3.5
Audit-related fees	0.2		0.1
Tax fees	-	*	-	*
All other fees	-	*	-	*
	$3.4		$3.6

*Less than $0.1.

Audit Fees

Fees for audit services include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company’s interim financial statements.

Audit-related Fees

Audit-related fees were allocated to ING USA for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services consisted primarily of the audit of SEC product filings.

Tax Fees

There were minimal tax fees allocated to ING USA in 2007 and 2006. Tax fees allocated to ING USA were primarily for tax compliance and accounting for income taxes. These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to ING USA in 2007 and 2006 under the category “all other fees.” Other fees allocated to ING USA under this category typically include fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consist primarily of non-recurring support and advisory services.

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

General Pre-approval Procedure

ING’s audit committee pre-approves audit, audit-related, tax, and other, services to be provided by ING’s external audit firms on an annual basis. The audit committee also sets the maximum annual amount for such pre-approved services. Throughout the year, ING’s audit committee receives from ING’s external audit firms an overview of all services provided, including related fees and supported by sufficiently detailed information. ING’s audit committee evaluates this overview periodically on a retrospective basis during the year. Additionally, ING’s external audit firms and Corporate Audit Services monitor the amounts paid versus the pre-approved amounts throughout the year.

Specific Pre-approval Procedure

In addition to the general pre-approval procedure, each proposed independent auditor engagement that is expected to generate fees in excess of the pre-approved amounts, must be approved by the audit committee after recommendation of local management on a case-by-case basis.

In 2007 and 2006, 100% of each of the audit related services, tax services, and all other services were pre-approved by ING’s audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial statements. See Item 8. on page 72.
2.	Financial statement schedules. See Index to Financial Statement Schedules on page 137.
3.	Exhibits. See Exhibit Index on page 142.

Index to Financial Statement Schedules

		Page

Report of Independent Registered Public Accounting Firm		138

I.	Summary of Investments - Other than Investments in Affiliates as of
	December 31, 2007	139

IV.	Reinsurance Information as of and for the years ended
	December 31, 2007, 2006, and 2005	140

Schedules other than those listed above are omitted because they are not required or not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING USA Annuity and Life Insurance Company

We have audited the financial statements of ING USA Annuity and Life Insurance Company as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 25, 2008. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

March 25, 2008

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule I

Summary of Investments – Other than Investments in Affiliates

As of December 31, 2007

(In millions)

			Amount
			Shown on
Type of Investments	Cost	Value*	Balance Sheets
Fixed maturities, available-for-sale:
U.S. Treasuries	$18.4	$19.4	$19.4
U.S. government agencies and authorities	86.1	86.8	86.8
State, municipalities, and political subdivisions	49.7	47.2	47.2
Public utilities securities	1,417.5	1,426.9	1,426.9
Other U.S. corporate securities	6,742.7	6,756.8	6,756.8
Foreign securities (1)	3,805.8	3,794.7	3,794.7
Residential mortgage-backed securities	4,988.4	4,955.9	4,955.9
Commercial mortgage-backed securities	3,842.2	3,843.4	3,843.4
Other asset-backed securities	1,947.5	1,844.9	1,844.9
Total fixed maturities, available-for-sale, including
securities pledged to creditors	$22,898.3	$22,776.0	$22,776.0

Equity securities, available-for-sale	$216.6	$211.1	$211.1

Mortgage loans on real estate	$3,701.7	$3,739.4	$3,701.7
Policy loans	155.8	155.8	155.8
Other investments	1,030.9	1,045.3	1,036.6
Total investments	$28,003.3	$27,927.6	$27,881.2

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule IV

Reinsurance Information

As of and for the years ended December 31, 2007, 2006, and 2005

(In millions)

					Percentage of
	Gross	Ceded	Assumed	Net	Assumed to Net
Year ended December 31, 2007
Life insurance in force	$8,351.5	$689.1	$-	$7,662.4	0.0%
Premiums:
Life insurance	21.8	2.2	-	19.6
Accident and health insurance	0.2	0.2	-	-
Total premiums	$22.0	$2.4	$-	$19.6

Year ended December 31, 2006
Life insurance in force	$6,596.5	$755.3	$-	$5,841.2	0.0%
Premiums:
Life insurance	22.8	2.3	-	20.5
Accident and health insurance	0.2	0.2	-	-
Total premiums	$23.0	$2.5	$-	$20.5

Year ended December 31, 2005
Life insurance in force	$7,012.4	$822.2	$-	$6,190.2	0.0%
Premiums:
Life insurance	24.5	2.7	-	21.8
Accident and health insurance	0.3	0.3	-	-
Total premiums	$24.8	$3.0	$-	$21.8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2008 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By: /s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 25, 2008.

Signatures		Title
/s/	David A. Wheat	Director, Executive Vice President and
	David A. Wheat	Chief Financial Officer

/s/	Bridget M. Healy	Director
Bridget M. Healy

/s/	Robert G. Leary	Director
Robert G. Leary

/s/	Thomas J. McInerney	Director and Chairman
Thomas J. McInerney

/s/	Kathleen A. Murphy	Director
Kathleen A. Murphy

/s/	Catherine H. Smith	Director
Catherine H. Smith

/s/	Harry N. Stout	President
Harry N. Stout

/s/	Steven T. Pierson	Senior Vice President and
	Steven T. Pierson	Chief Accounting Officer

ING USA ANNUITY AND LIFE INSURANCE COMPANY
Form 10-K for Fiscal Year Ended December 31, 2007
Exhibit Index

Exhibit Number	Description of Exhibit

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

10.1

Service Agreement, dated as of January 1, 1994, as amended March 7, 1995, between Golden American and Directed Services, Inc., incorporated by reference from Exhibit 10(b) to a Registration Statement on Form S-1 filed with the SEC on April 29, 1998 (File No. 333-51353).

10.2

Asset Management Agreement, dated January 20, 1998, between Golden American and ING Investment Management LLC, incorporated by reference from Exhibit 10(f) to Golden American’s Form 10-Q filed with the SEC on August 14, 1998 (File No. 033-87270).

10.3

Reciprocal Loan Agreement dated January 1, 2004, between ING USA Annuity and Life Insurance Company and ING America Insurance Holdings, Inc., incorporated by reference from Exhibit 10.A(a) to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on or about May 17, 2004 (File No. 333-87270).

10.4

Surplus Note, dated December 8, 1999, between Golden American and First Columbine Life Insurance Company, incorporated by reference from Exhibit 10(g) to Amendment No. 7 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about January 27, 2000 (File No. 333-28765).

10.5

Services Agreement between Golden American and the affiliated companies listed in Exhibit B to that Agreement, dated as of January 1, 2001, as amended effective January 1, 2002, incorporated by reference from Exhibit 10.A (k) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

10.6

Services Agreement between Golden American and ING North America Insurance Corporation effective January 1, 2001, incorporated by reference from Exhibit 10.A (g) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

10.7

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

10.8

Tax Sharing Agreement between Golden American, ING America Insurance Holdings, Inc. and affiliated companies, effective January 1, 2001, incorporated by reference from Exhibit 10.A (j) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

10.9

Administrative Services Agreement between Golden American, ReliaStar Life Insurance Company of New York and affiliated companies listed on Exhibit A to the Agreement, effective March 1, 2003, incorporated by reference from Exhibit 10.A (m) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

10.10

First Amendment to the Administrative Services Agreement between ING USA Annuity and Life Insurance Company and its affiliates, effective as of August 1, 2004, incorporated by reference from Exhibit 10.(i) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

10.11

Amendments to Asset Management Agreement between Golden American and ING Investment Management LLC, effective January 1, 2003, incorporated by reference from Exhibit 10.A (l) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

10.12

Third Amendment to the Asset Management Agreement, between Golden American and ING Investment Management LLC, effective August 18, 2003, incorporated by reference from Exhibit 10.A (n) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

10.13

Lease Agreement, dated as of April 16, 1998, by and between Golden American and Dunwoody Associates, incorporated by reference from Exhibit 10.A (o) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

10.14

First Amendment to Lease Agreement, dated November 4, 1998, between Golden American and Dunwoody Associates, incorporated by reference from Exhibit 10.A (p) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

10.15

Second Amendment to Lease Agreement, dated June 1, 2000, between Golden American and Dunwoody Associates, incorporated by reference from Exhibit 10.A (q) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

10.16

Services Agreement with ING Financial Advisers, LLC (“INGFA”), entered into June 1, 2002 by Equitable Life Insurance Company of Iowa, as subsumed by ING USA pursuant to the January 1, 2004 merger, incorporated by reference from Exhibit 10.(p) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

10.17

Surplus Note for $50,000,000 aggregate principal amount, dated December 29, 2004, issued by ING USA Annuity and Life Insurance Company to its affiliate, Security Life of Denver International Limited, incorporated by reference from Exhibit 10.(q) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

10.18

Surplus Note for $175,000,000 aggregate principal amount, dated December 29, 2004, issued by ING USA Annuity and Life Insurance Company to its affiliate, ING Life Insurance and Annuity Company, incorporated by reference from Exhibit 10.(r) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

10.19

Surplus Note for $175,000,000 aggregate principal amount, dated December 29, 2004, issued by ING USA Annuity and Life Insurance Company to its affiliate, ReliaStar Life Insurance Company, incorporated by reference from Exhibit 10.(s) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

10.20

Lease Agreement dated August 31, 1995, between The Graham Group, Inc. and Equitable Life Insurance Company of Iowa, as subsumed by ING USA Annuity and Life Insurance Company pursuant to the January 1, 2004 merger, incorporated by reference from Exhibit 10.(t) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

10.21

Joinder Number 2005-1 to Tax Sharing Agreement, dated January 20, 2006, between ING USA Annuity and Life Insurance Company and ING America Insurance Holdings Inc., incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on May 12, 2006 (File No. 001-32625).

10.22

Coinsurance Agreement, effective May 1, 2005, between ING USA Annuity and Life Insurance Company and Security Life of Denver Insurance Company, incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on May 13, 2005 (File No. 033-87270).

10.23

Amendment Number 2006-1, dated as of September 11, 2006, to the Services Agreement between ING USA Annuity and Life Insurance Company and ING North America Insurance Company, incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on November 14, 2006 (File No. 001-32625).

10.24+

Second Amendment, effective as of July 31, 2007, to Services Agreement, between Golden American Life Insurance Company (nka ING USA Annuity and Life Insurance Company) & Directed Services Inc. (nka Directed Services LLC).

10.25+	Amendment Number 2007-1 to Reciprocal Loan Agreement, dated as of December 31, 2007, between ING USA and ING America Insurance Holdings, Inc.

10.26+	Amendment Number 2007-1 to Services Agreement, dated as of December 31, 2007, between ING USA and the affiliated companies listed on Exhibit B to the Agreement.

10.27

ING USA Guaranteed Funding Agreement, effective August 10, 2007, issued by ING USA Annuity and Life Insurance Company to Lion Connecticut Holdings, Inc., incorporated by reference from Exhibit 10.2 to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on November 13, 2007 (File No. 001-32625).

12.+	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

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