Form 10-Q
period 2008-03-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2008-05-14
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.20549 _______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of May 12, 2008, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2008	2007
Revenues:
Net investment income	$373.3	$301.3
Fee income	322.4	267.9
Premiums	4.7	5.0
Net realized capital losses	(271.1)	(61.9)
Other income	0.6	0.1
Total revenue	429.9	512.4
Benefits and expenses:
Interest credited and other benefits
to contractowners	266.0	246.2
Operating expenses	71.9	58.9
Net amortization of deferred policy acquisition
costs and value of business acquired	191.6	96.5
Interest expense	7.5	7.2
Other expense	6.2	7.0
Total benefits and expenses	543.2	415.8
(Loss) income before income taxes	(113.3)	96.6
Income tax (benefit) expense	(51.4)	26.9
Net (loss) income	$(61.9)	$69.7

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets
(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $21,840.7 at 2008 and $21,945.0 at 2007)	$21,105.0	$21,833.4
Equity securities, available-for-sale, at fair value
(cost of $235.5 at 2008 and $216.6 at 2007)	224.7	211.1
Short-term investments	162.2	188.0
Mortgage loans on real estate	3,849.5	3,701.7
Policy loans	154.1	155.8
Limited partnerships/corporations	472.4	454.5
Other investments	268.6	394.1
Securities pledged (amortized cost of $1,009.8 at 2008 and $953.3 at 2007)	991.0	942.6
Total investments	27,227.5	27,881.2
Cash and cash equivalents	1,412.5	204.4
Short-term investments under securities loan agreement,
including collateral delivered	201.8	128.5
Accrued investment income	242.0	216.9
Receivable for securities sold	29.1	4.6
Deposits and reinsurance recoverable from affiliates	4,610.2	4,616.1
Deferred policy acquisition costs	3,044.7	2,908.4
Value of business acquired	149.0	128.7
Sales inducements to contractowners	666.5	645.4
Due from affiliates	76.3	22.9
Deferred income tax asset	39.3	-
Other assets	42.4	41.3
Assets held in separate accounts	42,774.5	44,477.8
Total assets	$80,515.8	$81,276.2

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets
(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$31,657.7	$31,461.6
Payable for securities purchased	21.2	-
Collateral held, including payables under securities loan agreement	136.0	140.0
Borrowed money	660.7	715.5
Notes to affiliates	435.0	435.0
Due to affiliates	132.4	95.6
Current income taxes	61.9	40.7
Deferred income taxes	-	184.5
Other liabilities	803.0	606.5
Liabilities related to separate accounts	42,774.5	44,477.8
Total liabilities	76,682.4	78,157.2

Shareholder's equity:
Common stock (250,000 shares authorized, issued,
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,233.3	4,132.7
Accumulated other comprehensive loss	(485.0)	(160.7)
Retained earnings (deficit)	(917.4)	(855.5)
Total shareholder's equity	3,833.4	3,119.0
Total liabilities and shareholder's equity	$80,515.8	$81,276.2

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder's Equity
(Unaudited)
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2006	$2.5	$3,978.4	$(12.1)	$(979.7)	$2,989.1
Cumulative effect of changes in accounting principles	-	-	-	(4.8)	(4.8)
Balance at January 1, 2007	2.5	3,978.4	(12.1)	(984.5)	2,984.3
Comprehensive income:
Net income	-	-	-	69.7	69.7
Other comprehensive income, net of tax:
Change in net unrealized capital gains
(losses) on securities ($31.8 pretax)	-	-	20.7	-	20.7
Total comprehensive income					90.4
Employee share-based payments	-	0.5	-	-	0.5
Balance at March 31, 2007	$2.5	$3,978.9	$8.6	$(914.8)	$3,075.2

Balance at December 31, 2007	$2.5	$4,132.7	$(160.7)	$(855.5)	$3,119.0
Comprehensive income:
Net loss	-	-	-	(61.9)	(61.9)
Other comprehensive income, net of tax:
Change in net unrealized capital gains
(losses) on securities ($(498.9) pretax)	-	-	(324.3)	-	(324.3)
Total comprehensive loss					(386.2)
Contribution of capital	-	1,100.0	-	-	1,100.0
Employee share-based payments	-	0.6	-	-	0.6
Balance at March 31, 2008	$2.5	$5,233.3	$(485.0)	$(917.4)	$3,833.4

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2008	2007

Net cash provided by operating activities	$354.6	$371.4

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	1,916.3	3,072.3
Equity securities, available-for-sale	1.7	4.6
Mortgage loans on real estate	97.3	185.3
Acquisition of:
Fixed maturities, available-for-sale	(1,937.9)	(3,683.0)
Equity securities, available-for-sale	(20.2)	(28.0)
Mortgage loans on real estate	(245.0)	(147.7)
Derivatives, net	108.9	(22.3)
Limited partnerships, net	(26.3)	(15.8)
Short-term investments, net	26.3	91.4
Collateral delivered	(77.3)	-
Other investments, net	(0.3)	3.9
Other, net	1.7	1.5
Net cash used in investing activities	(154.8)	(537.8)

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,880.5	1,332.8
Maturities and withdrawals from investment contracts	(1,956.5)	(1,385.5)
Reinsurance recoverable on investment contracts	39.1	(56.8)
Short-term loans to affiliate	-	(45.0)
Short-term borrowings	(54.8)	(86.7)
Capital contribution from Parent	1,100.0	-
Net cash provided by (used in) financing activities	1,008.3	(241.2)
Net increase (decrease) in cash and cash equivalents	1,208.1	(407.6)
Cash and cash equivalents, beginning of period	204.4	608.6
Cash and cash equivalents, end of period	$1,412.5	$201.0

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

The condensed financial statements and notes as of March 31, 2008, and for the three months ended March 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

The condensed financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows, for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company’s 2007 Annual Report on Form 10-K. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

Description of Business

The Company offers various insurance products, including immediate and deferred variable and fixed annuities. The Company’s annuity products are distributed by national wirehouses, regional securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and an affiliated broker-dealer network. The Company’s primary annuity customers are individual consumers.

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

Significant Accounting Policies

For a description of significant accounting policies, see the Organization and Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2007 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2007 Annual Report on Form 10-K, except as noted in the Recently Adopted Accounting Standards footnote.

2.	Recently Adopted Accounting Standards

Fair Value Measurements

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

FAS 157 was adopted by the Company on January 1, 2008. As a result of implementing FAS 157, the Company recognized $69.6, before tax, as an increase to Net income on the date of adoption related to the fair value measurements of investment contract guarantees. The impact of implementation was included in Interest credited and other benefits to contractholders on the Condensed Statements of Operations. The Company recognized no other adjustments to its financial statements related to the adoption of FAS 157, and new disclosures are included in the Financial Instruments footnote.

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

FAS No. 159 was adopted by the Company on January 1, 2008. In implementing FAS No. 159, the Company however, elected not to take the fair value option for any eligible assets or liabilities in existence on January 1, 2008.

Offsetting of Amounts Related to Certain Contracts

On April 30, 2007, the FASB issued a Staff Position on FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”), which permits a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 had no effect on the financial condition, results of operations, or cash flows upon adoption by the Company on January 1, 2008, as it is the Company’s accounting policy to not offset such fair value amounts.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which creates a single model to address the accounting for the uncertainty in income tax positions recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement criteria that must be satisfied to recognize a financial statement benefit of tax positions taken, or expected to be taken, on an income tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

3.	New Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS No. 161”), which requires enhanced disclosures about objectives and strategies for using derivatives, fair value amounts of and gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements, including:

▪	How and why derivative instruments are used;
▪

How derivative instruments and related hedged items are accounted for under FAS No. 133,“Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and

▪	How derivative instruments and related hedged items affect an entity’s financial statements.

The provisions of FAS No. 161 are effective for financial statements issued for fiscal years and interim periods after November 15, 2008, with early application encouraged. The Company is in the process of determining the impact of adoption of FAS No. 161 for its derivative instruments. The Company’s derivatives, however, are generally not accounted for using hedge accounting treatment under FAS No. 133, as the Company has not historically sought hedge accounting treatment.

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

4.	Financial Instruments

Fair Value Measurements

FAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Fair Value Hierarchy

The Company has categorized its financial instruments into a three level hierarchy based on the priority of the inputs to the valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded at fair value on the Condensed Balance Sheets are categorized as follows:

▪	Level 1 - Unadjusted quoted prices for identical assets or liabilities in an active market.
▪	Level 2 - Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;
b)	Quoted prices for identical or similar assets or liabilities in non-active markets;
c)	Inputs other than quoted market prices that are observable; and
d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.
▪

Level 3 - Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including
securities pledged	$44.9	$20,558.9	$1,492.2	$22,096.0
Equity securities, available-for-sale	224.7	-	-	224.7
Other investments (primarily derivatives)	-	93.0	148.8	241.8
Cash, cash equivalents, and short-term
investments under securities loan agreement	1,614.3	-	-	1,614.3
Assets held in separate accounts	42,774.5	-	-	42,774.5
Total	$44,658.4	$20,651.9	$1,641.0	$66,951.3

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	-	-	776.3	776.3
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB" and "GMAB")	-	-	19.3	19.3
Other liabilities (primarily derivatives)	-	479.8	-	479.8
Total	$-	$479.8	$795.6	$1,275.4

(1)	Level 3 assets and liabilities accounted for 1.3% of total assets and liabilities measured at fair value on a recurring basis.
Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 assets and liabilities in relation to total assets and liabilities measured at fair value on a recurring basis totaled 3.7%.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices or dealer quotes. The fair values for marketable bonds without an active market are obtained through several commercial pricing services, which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company’s evaluation of the borrower’s ability to compete in their relevant market. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

Equity securities, available-for-sale: Fair values of these securities are based upon quoted market price.

Cash and cash equivalents and Short-term investments under securities loan agreement: The carrying amounts for cash reflect the assets’ fair values. The fair values for cash equivalents and short-term investments are determined based on quoted market prices.

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts.

Other financial instruments reported as assets and liabilities: The carrying amounts for these financial instruments (primarily derivatives) reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Condensed Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with key financial data from third party sources or through values established by third party brokers.

Investment contract guarantees: The Company records liabilities, which can be either positive or negative, for annuity contracts containing guaranteed riders for GMABs and GMWBs without life contingencies in accordance with FAS No. 133. The guarantee is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company also records for its FIA contracts an embedded derivative liability for interest payments to contractholders above the minimum guaranteed interest rate, in accordance with FAS No. 133. The guarantee is treated as an embedded derivative and is required to be reported separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by best estimate assumptions.

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities as of March 31, 2008.

		Fixed maturities,				Investment
		available-for-sale				Contract Guarantees
		including						GMWB/
		securities pledged		Derivatives		FIA		GMAB
Balance at January 1, 2008		$1,396.3		$298.2		$(925.6)		$(2.7)
	Capital gains (losses):
	Net realized capital gains (losses)	0.4	(1)	(29.2)	(3)	149.5	(4)	(14.4)	(4)
	Net unrealized capital gains (losses)(2)	38.4		-		-		-
	Total net realized and unrealized capital
	gains (losses)	38.8		(29.2)		149.5		(14.4)

	Purchases, sales, issuances, and
	settlements, net	57.1		(120.2)		(0.2)		(2.2)
	Transfer in (out) of Level 3	-		-		-		-
Balance at March 31, 2008		$1,492.2		$148.8		$(776.3)		$(19.3)

(1)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations and contains
	unrealized gains (losses) on Level 3 derivatives held at March 31, 2008. All gains and losses on Level 3 assets are
	classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized
	gains (losses) separately by security.
(4)	These amounts are included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations.
	All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is
	impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

5.	Investments

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	26.9	50	6.3		26
Foreign(1)	39.8	24	2.2		8
Residential mortgage-backed	15.4	7	0.2		4
Other asset-backed	27.6	23	-		-
Limited partnerships	0.5	1	-		-
Total	$110.2	105	$8.7		39

(1) Primarily U.S. dollars denominated.
* Less than $0.1.

The above schedule includes $50.8 and $0.2 in other-than-temporary write-downs for the three months ended March 31, 2008 and 2007, respectively, related to the analysis of credit risk, the possibility of significant prepayment risk, and severity and duration of unrealized losses. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following table summarizes these write-downs by type for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	19.5	39	6.3		26
Foreign(1)	39.8	24	2.2		8
Residential mortgage-backed	0.1	2	-		-
Total	$59.4	65	$8.5		35

(1) Primarily U.S. dollars denominated.
* Less than $0.1.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The remaining fair value of fixed maturities with other-than-temporary impairments as of March 31, 2008 and 2007 was $2,473.3 and $798.1, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the three months ended March 31, 2008 and 2007.

	2008	2007
Balance at January 1	$2,908.4	$2,669.9
Deferrals of commissions and expenses	214.6	139.8
Amortization:
Amortization	(237.9)	(134.3)
Interest accrued at 5% to 6%	43.3	38.1
Net amortization included in the Condensed
Statements of Operations	(194.6)	(96.2)
Change in unrealized capital (gains) losses on
available-for-sale securities	116.3	(36.9)
Implementation of SOP 05-1	-	(4.8)
Balance at March 31	$3,044.7	$2,671.8

Activity within VOBA was as follows for the three months ended March 31, 2008 and 2007.

	2008	2007
Balance at January 1	$128.7	$110.1
Amortization:
Amortization	1.3	(1.6)
Interest accrued at 5% to 6%	1.7	1.3
Net amortization included in the Condensed
Statements of Operations	3.0	(0.3)
Change in unrealized capital (gains) losses on
available-for-sale securities	17.3	(4.4)
Balance at March 31	$149.0	$105.4

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

During the first quarter of 2008, the Company revised and unlocked the assumptions related to mutual fund revenue and to the gross profit projections for separate account returns for its annuity products, resulting in a $70.8 increase in amortization of DAC and VOBA.

During the first quarter of 2007, the Company revised and unlocked the mutual fund revenue assumption for its annuity products, resulting in a $20.1 reduction in Net amortization of DAC and VOBA for the three months ended March 31, 2007.

7.	Capital Contributions and Distributions

During the three months ended March 31, 2008, the Company received a $1.1 billion capital contribution from its Parent. During the three months ended March 31, 2007, the Company did not receive any capital contributions from its Parent.

During the three months ended March 31, 2008 and 2007, the Company did not pay any dividends or return of capital distributions to its Parent.

8.	Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2008 and 2007 were (45.4)% and 27.8%, respectively. The effective rates differ from the expected rate primarily due to the benefit from the dividends received deduction. The decrease in the effective rate from March 31, 2007 to 2008 is primarily due to pre-tax loss and an increase in the deduction allowed for dividends received.

Temporary Differences

At March 31, 2008 and December 31, 2007, the Company had a valuation allowance of $46.9 related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss).

Unrecognized Tax Benefits

In the first quarter of 2008, the Internal Revenue Service (“IRS”) finalized the audit of tax year 2003. The 2003 settlement did not have a material impact on the Company’s financial position. The IRS is currently examining tax years 2002, 2004, 2005 and 2006. In addition, the Company and the IRS have agreed to enter the Compliance Assurance Program (“CAP”) for tax year 2008.

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

Under this agreement, the Company incurred $0.3 interest expense for the three months ended March 31, 2008 and minimal interest expense for the three months ended March 31, 2007. The Company earned interest income of $0.6 and $2.6 for the three months ended March 31, 2008 and 2007, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations. As of March 31, 2008 and December 31, 2007, the Company had no amounts due to or due from ING AIH under the reciprocal loan agreement.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Financial Statements included in the Company’s 2007 Annual Report on Form 10-K.

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

At March 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $672.8, $258.9 of which was with related parties. At December 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $616.3, $156.5 of which was with related parties. During the three months ended March 31, 2008, $67.2 was funded to related parties under these commitments.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreements by sale or collection of the received reference obligation. As of March 31, 2008, the maximum liability of the Company under the guarantee was $32.5.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of March 31, 2008, the Company delivered $65.8 of cash collateral, which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Condensed Balance Sheets. As of December 31, 2007, the Company held $11.5 of cash collateral, which was included in Collateral held, including payables under securities loan agreement on the Balance Sheets and was reinvested in short-term investments.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Regulatory Matters

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the Other Regulatory Matters section of the Commitments and Contingent Liabilities footnote to the Financial Statements included in the Company’s 2007 Annual Report on Form 10-K.

11.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of March 31, 2008 and 2007.

	2008	2007
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(754.5)	$43.3
Equity securities, available-for-sale	(10.8)	2.3
DAC/VOBA adjustment on available-for-sale securities	96.8	(19.0)
Sales inducements adjustment on available-for-sale securities	4.8	(0.2)
Other investments	(5.8)	(5.4)
Unrealized capital (losses) gains, before tax	(669.5)	21.0
Deferred income tax asset (liability)	234.3	(7.3)
Deferred tax liability valuation allowance	(46.9)	-
Net unrealized capital (losses) gains	(482.1)	13.7
Pension liability, net of tax	(2.9)	(5.1)
Accumulated other comprehensive (loss) income	$(485.0)	$8.6

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the three months ended March 31, 2008 and 2007.

	2008	2007
Net unrealized capital holding gains (losses) arising
during the period(1)	$(374.7)	$11.8
Less: reclassification adjustment for gains (losses) and
other items included in Net income(2)	(50.4)	(8.9)
Net change in unrealized capital gains (losses) on securities	$(324.3)	$20.7

(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $(576.5) and $18.2 for the three months ended March 31, 2008 and 2007, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income were $(77.6) and $(13.6) for the three months ended March 31, 2008 and 2007, respectively.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate) for each of the three months ended March 31, 2008 and 2007, and financial condition as of March 31, 2008 and December 31, 2007. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2007 Annual Report on Form 10-K.

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

The Company has one operating segment.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2007 Annual Report on Form 10-K.

Results of Operations

Overview

Products offered by the Company include immediate and deferred variable and fixed annuities, designed to address individual customer needs for tax-advantaged savings, retirement needs, and wealth-protection concerns, and guaranteed investment contracts and funding agreements (collectively referred to as “GICs”), sold primarily to institutional investors and corporate benefit plans.

The Company derives its revenue mainly from (a) fee income generated on variable assets under management (“AUM”), (b) investment income earned on fixed AUM, and (c) certain other management fees. Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners. Investment income from fixed AUM is mainly generated from annuity products with fixed investment options and GICs. The Company’s expenses primarily consist of (a) interest credited and other benefits to contractowners, (b) amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses.

Economic Analysis

The current economic environment presents challenges for the Company and the insurance industry. The Company’s financial results continue to be affected by economic trends.

Equity market performance affects the Company, as fee revenue from variable AUM is generally impacted by equity market performance as well as other factors. While the decline in equity market performance presented challenges for the Company’s variable products, the increase in sales during 2007 and the first quarter of 2008 favorably impacted variable AUM in 2008, as compared to the first quarter of 2007.

The changing market interest rate environment during the first quarter of 2008, in combination with the slow economic growth resulted in a substantial increase in unrealized and realized losses in 2008, as compared to the same period for 2007.

Results of Operations

The Company’s results of operations for the three months ended March 31, 2008, and changes therein, reflected higher realized capital losses and increased amortization of DAC and VOBA driven by unfavorable market conditions, as well as, higher interest credited and other benefits to contractowners and operating expenses. These losses, however, were partially offset by the impact of the adoption of FAS 157 and by positive product experience as a result of increased AUM, primarily driven by higher sales of variable annuity products during 2007 and the first quarter of 2008 and a higher block of business in force.

	Three Months Ended March 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenues:
Net investment income	$373.3	$301.3	$72.0	23.9%
Fee income	322.4	267.9	54.5	20.3%
Premiums	4.7	5.0	(0.3)	(6.0)%
Net realized capital losses	(271.1)	(61.9)	(209.2)	NM
Other income	0.6	0.1	0.5	NM
Total revenue	429.9	512.4	(82.5)	(16.1)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	266.0	246.2	19.8	8.0%
Operating expenses	71.9	58.9	13.0	22.1%
Net amortization of deferred policy
acquisition costs and value
of business acquired	191.6	96.5	95.1	98.5%
Interest expense	7.5	7.2	0.3	4.2%
Other expense	6.2	7.0	(0.8)	(11.4)%
Total benefits and expenses	543.2	415.8	127.4	30.6%
(Loss) income before income taxes	(113.3)	96.6	(209.9)	NM
Income tax (benefit) expense	(51.4)	26.9	(78.3)	NM
Net (loss) income	$(61.9)	$69.7	$(131.6)	(188.8)%
Effective tax rate	45.4%	27.8%

NM - Not meaningful.

Revenues

Total revenue for the three months ended March 31, 2008, decreased primarily due to increases in Net realized capital losses, partially offset by increases in Net investment income and Fee income.

Net investment income for the three months ended March 31, 2008, increased as the result of higher average assets supporting fixed AUM and surplus, which reflects a larger block of GICs, and fixed indexed annuities in force.

The increase in Fee income for the three months ended March 31, 2008, reflected an increase in average variable AUM, primarily driven by higher sales of variable annuities in 2007 and the first quarter of 2008.

Net realized capital losses increased for the three months ended March 31, 2008, primarily due to higher losses on derivatives and fixed maturities. The losses on derivatives were related to interest rate swaps and driven by the decline of LIBOR rates. The losses on fixed maturities for the three months ended March 31, 2008, were due to other-than-temporary impairments driven by the slow economic environment and widening of credit spreads in the first quarter of 2008.

Benefits and Expenses

Total benefits and expenses for the three months ended March 31, 2008, increased primarily due to higher Net amortization of DAC and VOBA, Interest credited and other benefits to contractowners and Operating expenses.

The Net amortization of DAC and VOBA increased for the three months ended March 31, 2008, reflecting lower estimated future gross profits driven by the decline in equity market performance.

Interest credited and other benefits to contractowners increased for the three months ended March 31, 2008, primarily driven by the rise in interest credited on GICs mainly attributable to higher average fixed AUM, as well as an increase in reserves for variable annuity guarantees, primarily due to the decline in equity market performance and due to a change in the discount rate on reserves. These increases were partially offset by the impact of adoption of FAS 157 and by a decrease in reserves on fixed indexed annuities due to unfavorable equity market performance in the first quarter of 2008.

Operating expenses increased for the three months ended March 31, 2008, primarily due to higher non-deferred asset-based commissions and marketing expenses, as well as the continued growth of the business.

Income Taxes

Income tax (benefit) expense decreased for the three months ended March 31, 2008, primarily due to lower Income before taxes relative to the deduction allowed for dividends received.

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

Fair Value Measurements

The fair values of Level 3 assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In light of the methodologies employed to obtain the fair values of financial assets and liabilities classified as Level 3, additional information is presented below with particular attention addressed to changes in derivatives, fixed indexed annuities (“FIA”), and guaranteed minimum withdrawal and accumulation benefits (“GMWB” and “GMAB”) due to their impacts on current Net income.

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities as of March 31, 2008.

		Fixed maturities,				Investment
		available-for-sale				Contract Guarantees
		including						GMWB/
		securities pledged		Derivatives		FIA		GMAB
Balance at January 1, 2008		$1,396.3		$298.2		$(925.6)		$(2.7)
	Capital gains (losses):
	Net realized capital gains (losses)	0.4	(1)	(29.2)	(3)	149.5	(4)	(14.4) (4)
	Net unrealized capital gains (losses)(2)	38.4		-		-		-
	Total net realized and unrealized capital
	gains (losses)	38.8		(29.2)		149.5		(14.4)
	Purchases, sales, issuances, and
	settlements, net	57.1		(120.2)		(0.2)		(2.2)
	Transfer in (out) of Level 3	-		-		-		-
Balance at March 31, 2008		$1,492.2		$148.8		$(776.3)		$(19.3)

(1)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations and contains
	unrealized gains (losses) on Level 3 derivatives held at March 31, 2008. All gains and losses on Level 3 assets are
	classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized
	gains (losses) separately by security.
(4)	These amounts are included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations.
	All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is
	impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

The decline in the fair values of FIAs was partially offset by a decline in the value of Level 3 derivatives that hedge the FIA exposure and an increase in the reserves for GMWB/GMABs. The gains on the FIA embedded derivatives and the partially offsetting losses on GMWBs and GMABs were primarily driven by unfavorable equity market performance and changes in interest rates during the first quarter of 2008. In addition, derivatives experienced losses related to unfavorable equity market performance, resulting in a decline in the fair values of these assets.

Portfolio Composition

The following table presents the investment portfolio at March 31, 2008 and December 31, 2007.

	2008		2007
	Fair	% of	Fair	% of
	Carrying Value	Total	Carrying Value	Total
Fixed maturities, available-for-sale,
including securities pledged	$22,096.0	81.2%	$22,776.0	81.7%
Equity securities, available-for-sale	224.7	0.8%	211.1	0.8%
Short-term investments	162.2	0.6%	188.0	0.7%
Mortgage loans on real estate	3,849.5	14.1%	3,701.7	13.3%
Policy loans	154.1	0.6%	155.8	0.5%
Other investments	741.0	2.7%	848.6	3.0%
Total investments	$27,227.5	100.0%	$27,881.2	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of March 31, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$42.3	$2.6	$-	$44.9
U.S. government agencies and authorities	89.8	2.5	0.3	92.0
State, municipalities, and political subdivisions	46.7	-	1.7	45.0

U.S. corporate securities:
Public utilities	1,442.9	30.6	13.0	1,460.5
Other corporate securities	6,892.9	104.9	142.2	6,855.6
Total U.S. corporate securities	8,335.8	135.5	155.2	8,316.1

Foreign securities(1):
Government	522.0	17.4	9.7	529.7
Other	3,258.4	51.1	104.4	3,205.1
Total foreign securities	3,780.4	68.5	114.1	3,734.8

Residential mortgage-backed securities	4,897.3	74.5	376.1	4,595.7
Commercial mortgage-backed securities	3,833.1	6.1	194.5	3,644.7
Other asset-backed securities	1,825.1	5.3	207.6	1,622.8

Total fixed maturities, including securities pledged	22,850.5	295.0	1,049.5	22,096.0
Less: securities pledged	1,009.8	9.3	28.1	991.0
Total fixed maturities	$21,840.7	$285.7	$1,021.4	$21,105.0

(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2007.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$18.4	$1.0	$-	$19.4
U.S. government agencies and authorities	86.1	1.0	0.3	86.8
State, municipalities, and political subdivisions	49.7	-	2.5	47.2

U.S. corporate securities:
Public utilities	1,417.5	22.8	13.4	1,426.9
Other corporate securities	6,742.7	81.1	67.0	6,756.8
Total U.S. corporate securities	8,160.2	103.9	80.4	8,183.7

Foreign securities(1):
Government	525.2	14.9	7.1	533.0
Other	3,280.6	40.5	59.4	3,261.7
Total foreign securities	3,805.8	55.4	66.5	3,794.7

Residential mortgage-backed securities	4,988.4	53.3	85.8	4,955.9
Commercial mortgage-backed securities	3,842.2	37.6	36.4	3,843.4
Other asset-backed securities	1,947.5	5.7	108.3	1,844.9

Total fixed maturities, including securities pledged	22,898.3	257.9	380.2	22,776.0
Less: securities pledged	953.3	6.1	16.8	942.6
Total fixed maturities	$21,945.0	$251.8	$363.4	$21,833.4

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at March 31, 2008 and December 31, 2007, respectively. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows at March 31, 2008 and December 31, 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$9,416.0	42.6%	$10,023.0	43.9%
AA	1,730.6	7.8%	1,743.6	7.7%
A	4,168.7	18.9%	4,112.4	18.1%
BBB	5,870.4	26.6%	5,945.3	26.1%
BB	640.9	2.9%	676.0	3.0%
B and below	269.4	1.2%	275.7	1.2%
Total	$22,096.0	100.0%	$22,776.0	100.0%

95.9% and 95.8% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at March 31, 2008 and December 31, 2007, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, including securities pledged to creditors, by market sector were as follows at March 31, 2008 and December 31, 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$44.9	0.2%	$19.4	0.1%
U.S. government agencies and authorities	92.0	0.4%	86.8	0.4%
U.S. corporate, state, and municipalities	8,361.1	37.9%	8,230.9	36.0%
Foreign	3,734.8	16.9%	3,794.7	16.7%
Residential mortgage-backed	4,595.7	20.8%	4,955.9	21.8%
Commercial mortgage-backed	3,644.7	16.5%	3,843.4	16.9%
Other asset-backed	1,622.8	7.3%	1,844.9	8.1%
Total	$22,096.0	100.0%	$22,776.0	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of March 31, 2008, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$570.1	$572.8
After one year through five years	5,903.6	5,980.8
After five years through ten years	3,619.5	3,580.3
After ten years	2,201.8	2,098.9
Mortgage-backed securities	8,730.4	8,240.4
Other asset-backed securities	1,825.1	1,622.8
Less: securities pledged	1,009.8	991.0
Fixed maturities, excluding securities pledged	$21,840.7	$21,105.0

Subprime Mortgage Exposure

Since the third quarter of 2007, credit markets have become more turbulent amid concerns about subprime mortgages and collateralized debt obligations (“CDOs”). This in turn has resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets.

To date, this market disruption has had a limited impact on the Company, which does not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A Loans to include residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income. Commencing in the fourth quarter of 2007, the Company expanded its definition of Alt-A loans to include residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default. Further, during the fourth quarter, the industry coalesced around classifying any residential mortgage backed securities (“RMBS”) not clearly identifiable as prime or subprime into the Alt-A category and the Company is following that lead. The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of March 31, 2008 and December 31, 2007.

As of March 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages was $760.7 and $155.8, respectively, representing 2.8% of total investments. 89.5% of these securities were rated “AAA” or “AA”. As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages was $879.3 and $86.4, respectively, representing 3.2% of total investments. This exposure was primarily in the form of asset-backed securities (“ABS”) structures, collateralized by subprime residential mortgages (“ABS Home Equity”) and one CDO position backed by ABS Home Equity. Of the total subprime residential mortgage backed securities portfolio as of March 31, 2008, 38.3% were issued in 2007, 10.8% in 2006, and 50.9% in 2005 and prior. Of the total subprime residential mortgage backed securities portfolio as of December 31, 2007, 28.0% were issued in 2007, 11.5% in 2006, and 60.5% in 2005 and prior. The ABS CDO had no unrealized loss and fair value of $0.2 at March 31, 2008. At December 31, 2007, the ABS CDO has no unrealized loss and fair value of $0.8.

As of March 31, 2008, the Company’s exposure to Alt-A mortgages was concentrated in RMBS, and the fair value and gross unrealized losses aggregated to $1.5 billion and $322.9, respectively, representing 5.6% of total investments at March 31, 2008. 99.9% of these securities were AAA-rated. As of December 31, 2007, the Company’s exposure to Alt-A mortgages was concentrated in RMBS, and the fair value and gross unrealized losses aggregated to $1.9 billion and $69.9, respectively, representing 6.8% of total investments. 99.9% of these securities were AAA-rated. As of March 31, 2008, the Alt-A mortgage backed securities portfolio included 32.9% issued in 2007, 22.3% in 2006, and 44.8% in 2005 and prior. As of December 31, 2007, the Alt-A mortgage backed securities portfolio included 36.2% issued in 2007, 24.0% in 2006, and 39.8% in 2005 and prior.

As of March 31, 2008, total RMBS (including CMO and ABS structures) was $4.6 billion with 16.6% consisting of subprime residential mortgage backed securities and 33.0% consisting of Alt-A mortgage backed securities. As of December 31, 2007, total RMBS (including CMO and ABS structures) was $4.9 billion with 17.8% consisting of subprime residential mortgage backed securities and 38.0% consisting of Alt-A mortgage backed securities. The RMBS portfolio is of high credit quality with 100.0% of the portfolio rated AAA and 99.9% of the portfolio rated AAA as of March 31, 2008 and December 31, 2007, respectively. Further, as of March 31, 2008 and December 31, 2007, 6.7% and 1.0%, respectively, of the RMBS portfolio was issued by the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), the Federal National Mortgage Association ("FNMA" or "Fannie Mae"), or the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), which are government agencies or instrumentalities that guarantee the credit quality of the underlying mortgage pools.

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

As of March 31, 2008, and December 31, 2007, the fair value of the Company’s Commercial mortgage-backed securities (“CMBS”) totaled $3.6 billion and $3.8 billion, respectively, and Other ABS, excluding subprime exposure, totaled $860.5 and $984.1, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. As of March 31, 2008, the Other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables comprising 40.6%, 31.0% and 13.4%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2007, the Other ABS was broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables comprising 41.3%, 29.7% and 14.3%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS and Other ABS holdings by credit quality and vintage year as of March 31, 2008:

CMBS
% of Total CMBS		Vintage

AAA	96.2%	2007	30.2%
AA	2.0%	2006	28.7%
A	1.0%	2005 and prior	41.1%
BBB	0.6%
BB and below	0.2%

Other ABS
% of Total Other ABS		Vintage

AAA	61.6%	2008	0.5%
AA	15.9%	2007	21.3%
A	9.6%	2006	18.8%
BBB	12.8%	2005 and prior	59.4%
BB and below	0.1%

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $3,849.5 and $3,701.7 at March 31, 2008 and December 31, 2007, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. At March 31, 2008 and December 31, 2007, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 24.4% and 24.5% of properties in California at March 31, 2008 and December 31, 2007, respectively.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at March 31, 2008 and December 31, 2007.

	2008				2007
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$334.0	31.8%	$13.2	1.3%	$106.1	27.9%	$5.0	1.3%
More than six months
and less than twelve
months below
amortized cost	470.7	44.8%	14.5	1.4%	171.3	45.1%	12.7	3.3%
More than twelve months
below amortized cost	210.0	20.0%	7.1	0.7%	81.6	21.5%	3.5	0.9%
Total unrealized capital loss	$1,014.7	96.6%	$34.8	3.4%	$359.0	94.5%	$21.2	5.5%

Unrealized losses in fixed maturities at March 31, 2008 and December 31, 2007, were primarily related to interest rate movement or changes in credit spreads to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at March 31, 2008 and December 31, 2007.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2008	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$113.0	$66.5	$91.8	$271.3
Mortgage and other asset-backed securities	234.2	418.7	125.3	778.2
Total unrealized capital loss	$347.2	$485.2	$217.1	$1,049.5
Fair value	$6,779.0	$3,153.1	$2,513.5	$12,445.6

2007
Interest rate or spread widening	$37.8	$49.2	$62.7	$149.7
Mortgage and other asset-backed securities	73.3	134.8	22.4	230.5
Total unrealized capital loss	$111.1	$184.0	$85.1	$380.2
Fair value	$5,322.0	$3,248.4	$3,300.6	$11,871.0

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at March 31, 2008 and December 31, 2007.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2008	Cost	Amortized Cost	Cost	Loss
U.S. government agencies and authorities	$0.3	$-	$-	$0.3
U.S. corporate, state, and municipalities	70.9	38.3	47.7	156.9
Foreign	41.8	28.2	44.1	114.1
Residential mortgage-backed	136.3	216.4	23.4	376.1
Commercial mortgage-backed	69.1	59.2	66.2	194.5
Other asset-backed	28.8	143.1	35.7	207.6
Total unrealized capital loss	$347.2	$485.2	$217.1	$1,049.5

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2007	Cost	Amortized Cost	Cost	Loss
U.S. government agencies and authorities	$-	$-	$0.3	$0.3
U.S. corporate, state, and municipalities	16.6	31.4	34.9	82.9
Foreign	21.2	17.8	27.5	66.5
Residential mortgage-backed	51.1	29.3	5.4	85.8
Commercial mortgage-backed	3.8	27.0	5.6	36.4
Other asset-backed	18.4	78.5	11.4	108.3
Total unrealized capital loss	$111.1	$184.0	$85.1	$380.2

Of the unrealized losses aged more than twelve months, the average market value of the related fixed maturities was 91.7% of the average book value as of March 31, 2008. In addition, this category includes 690 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of March 31, 2008.

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

The following table identifies the Company’s other-than-temporary impairments by type for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	26.9	50	6.3		26
Foreign(1)	39.8	24	2.2		8
Residential mortgage-backed	15.4	7	0.2		4
Other asset-backed	27.6	23	-		-
Limited partnerships	0.5	1	-		-
Total	$110.2	105	$8.7		39

(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above schedule includes $50.8 and $0.2 in other-than-temporary write-downs for the three months ended March 31, 2008 and 2007, respectively, related to the analysis of credit risk, the possibility of significant prepayment risk, and severity and duration of unrealized losses. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following table summarizes these write-downs by type for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	19.5	39	6.3		26
Foreign	39.8	24	2.2		8
Residential mortgage-backed	0.1	2	-		-
Total	$59.4	65	$8.5		35

* Less than $0.1.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Fixed maturities, available-for-sale	$(47.9)	$(8.0)
Equity securities, available-for-sale	0.4	-
Derivatives	(223.0)	(52.2)
Other	(0.6)	(1.7)
Net realized capital losses	$(271.1)	$(61.9)
After-tax net realized capital losses	$(176.2)	$(40.2)

Net realized capital losses increased for the three months ended March 31, 2008, primarily due to higher losses on derivatives and fixed maturities. The losses on derivatives are related to interest rate swaps and driven by the decline of LIBOR rates. The losses on fixed maturities for the three months ended March 31, 2008, were due to other-than-temporary impairments driven by the slow economic environment and widening of credit spreads in the first quarter of 2008.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the prior December 31. As of March 31, 2008 and December 31, 2007, the Company had no amounts due to or due from ING AIH under the reciprocal loan agreement.

▪	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of March 31, 2008 and December 31, 2007, the Company had no amounts outstanding under the revolving note facility.
▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of March 31, 2008 and December 31, 2007, the Company had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of March 31, 2008 and December 31, 2007, the Company had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. As of March 31, 2008 and December 31, 2007, the Company had $3,043.9 and $2,898.7, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. As of March 31, 2008 and December 31, 2007, assets with a carrying value of approximately $3,207.3 and $3,270.1, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Capital Contributions and Distributions

For the three months ended March 31, 2008, the Company received a $1.1 billion capital contribution from its Parent. During the three months ended March 31, 2007, the Company did not receive any capital contributions from its Parent.

During the three months ended March 31, 2008 and 2007, the Company did not pay any dividends or return of capital distributions to its Parent.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreements by sale or collection of the received reference obligation. As of March 31, 2008, the maximum liability of the Company under the guarantee was $32.5.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of March 31, 2008, the Company delivered $65.8 of cash collateral, which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Condensed Balance Sheets. As of December 31, 2007, the Company held $11.5 of cash collateral, which was included in Collateral held, including payables under securities loan agreement on the Balance Sheets and was reinvested in short-term investments.

Facultative Reinsurance Agreement

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, Security Life of Denver Insurance Company (“Security Life”) effective August 20, 1999. Under the terms of this agreement, the Company facultatively cedes to Security Life, from time to time, certain GICs on a 100% coinsurance basis. The value of GIC reserves ceded by the Company under this agreement was $2.4 billion and $2.3 billion at March 31, 2008 and December 31, 2007, respectively. The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that Security Life is also a major GIC issuer. Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

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

As of March 31, 2008 and December 31, 2007, the guaranteed value of these death benefits in excess of account values was estimated to be $5.0 billion and $2.7 billion, respectively, before reinsurance. The increase was primarily driven by the decrease in the account values of contractowners due to unfavorable equity market performance in the first quarter of 2008.

As of March 31, 2008, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $3.9 billion, of which $1.6 was projected to be covered by the Company’s equity hedging program. At December 31, 2007, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.8 billion, of which $537.6 was projected to be covered by the Company’s equity hedging program. As of March 31, 2008 and December 31, 2007, the Company recorded a liability of $283.5 and $209.4, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve in the first quarter of 2008, higher future projected benefits in excess of account values, and a change in the discount rate on reserves.

Guaranteed Living Benefits:

▪

Guaranteed Minimum Income Benefit - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary. This type of living benefit is the predominant selection in the Company’s sales of variable annuities.

▪

Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees annual withdrawals for life of a percentage of premiums received during the growth phase (before taking withdrawals and after age 60). The percentage may vary by age at first withdrawal, depending on the base annuity contract. For certain versions, before withdrawals begin there are annual step-up (for 10 years) and quarterly ratchet features that may increase the amount used to calculate the annual withdrawal amount. Other versions have a quarterly ratchet feature only. A joint life-time withdrawal benefit option is available to include coverage for spouses. Most versions of the withdrawal benefit have reset and/or step up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

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

As of March 31, 2008 and December 31, 2007, the guaranteed value of these living benefits in excess of account values was $2,068.8 and $506.5, respectively. The increase was primarily driven by the decrease in account values of contractowners due to unfavorable equity market performance in the first quarter of 2008. As of March 31, 2008 and December 31, 2007, the Company recorded a liability of $257.8 and $149.3, respectively, representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve in the first quarter of 2008, as well as higher future projected benefits in excess of account values, and a change in the discount rate on reserves.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2007 Annual Report on Form 10-K filed on March 28, 2008 (SEC File No. 001-32625).

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 6.	Exhibits

See Exhibit Index on pages 51-53 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2008 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By: /s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

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

12.+	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1+	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Valerie G. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Valerie G. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.