Form 10-Q
period 2008-06-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2008-08-14
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.20549 _______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of August 11, 2008, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Net investment income	$390.7	$320.4	$764.0	$621.7
Fee income	343.4	286.3	665.8	554.2
Premiums	4.6	4.9	9.3	9.9
Net realized capital (losses) gains	(98.1)	21.1	(369.2)	(40.8)
Other income	(0.4)	-	0.2	0.1
Total revenue	640.2	632.7	1,070.1	1,145.1
Benefits and expenses:
Interest credited and other benefits
to contractowners	281.8	315.7	547.8	561.9
Operating expenses	77.7	66.0	149.6	124.9
Net amortization of deferred policy acquisition
costs and value of business acquired	130.1	98.2	321.7	194.7
Interest expense	7.6	7.8	15.1	15.0
Other expense	5.4	6.9	11.6	13.9
Total benefits and expenses	502.6	494.6	1,045.8	910.4
Income before income taxes	137.6	138.1	24.3	234.7
Income tax expense (benefit)	34.7	41.0	(16.7)	67.9
Net income	$102.9	$97.1	$41.0	$166.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets
(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $21,576.5 at 2008 and $21,945.0 at 2007)	$20,525.6	$21,833.4
Equity securities, available-for-sale, at fair value
(cost of $183.8 at 2008 and $216.6 at 2007)	176.3	211.1
Short-term investments	380.4	188.0
Mortgage loans on real estate	3,883.9	3,701.7
Policy loans	147.7	155.8
Limited partnerships/corporations	545.6	454.5
Other investments	213.2	394.1
Securities pledged (amortized cost of $971.1 at 2008 and $953.3 at 2007)	945.4	942.6
Total investments	26,818.1	27,881.2
Cash and cash equivalents	1,172.6	204.4
Short-term investments under securities loan agreement,
including collateral delivered	156.9	128.5
Accrued investment income	226.2	216.9
Receivable for securities sold	7.2	4.6
Deposits and reinsurance recoverable from affiliates	5,719.3	4,616.1
Deferred policy acquisition costs	3,294.0	2,908.4
Value of business acquired	243.2	128.7
Sales inducements to contractowners	699.9	645.4
Short-term loan to affiliate	160.0	-
Due from affiliates	78.2	22.9
Current income tax asset	42.2	-
Other assets	341.6	41.3
Assets held in separate accounts	43,887.9	44,477.8
Total assets	$82,847.3	$81,276.2

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets
(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$32,250.0	$31,461.6
Payable for securities purchased	29.8	-
Collateral held, including payables under securities loan agreement	144.9	140.0
Borrowed money	634.7	715.5
Notes to affiliates	435.0	435.0
Due to affiliates	823.5	95.6
Current income taxes	-	40.7
Deferred income taxes	143.6	184.5
Other liabilities	652.0	606.5
Liabilities related to separate accounts	43,887.9	44,477.8
Total liabilities	79,001.4	78,157.2

Shareholder's equity:
Common stock (250,000 shares authorized, issued,
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,234.0	4,132.7
Accumulated other comprehensive loss	(576.1)	(160.7)
Retained earnings (deficit)	(814.5)	(855.5)
Total shareholder's equity	3,845.9	3,119.0
Total liabilities and shareholder's equity	$82,847.3	$81,276.2

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder's Equity
(Unaudited)
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2006	$2.5	$3,978.4	$(12.1)	$(979.7)	$2,989.1
Cumulative effect of changes in accounting principles	-	-	-	(4.8)	(4.8)
Balance at January 1, 2007	2.5	3,978.4	(12.1)	(984.5)	2,984.3
Comprehensive income:
Net income	-	-	-	166.8	166.8
Other comprehensive income, net of tax:
Change in net unrealized capital gains
(losses) on securities ($(104.3) pretax),
including tax valuation allowance of $(74.1)	-	-	(141.9)	-	(141.9)
Pension liability ($0.2 pretax)	-	-	0.1	-	0.1
Total comprehensive income					25.0
Contribution of capital	-	150.0	-	-	150.0
Employee share-based payments	-	2.8	-	-	2.8
Balance at June 30, 2007	$2.5	$4,131.2	$(153.9)	$(817.7)	$3,162.1

Balance at December 31, 2007	$2.5	$4,132.7	$(160.7)	$(855.5)	$3,119.0
Comprehensive loss:
Net income	-	-	-	41.0	41.0
Other comprehensive loss, net of tax:
Change in net unrealized capital gains
(losses) on securities ($(649.7) pretax),
including tax valuation allowance of $6.8	-	-	(415.5)	-	(415.5)
Pension liability ($0.2 pretax)	-	-	0.1	-	0.1
Total comprehensive loss					(374.4)
Contribution of capital	-	1,100.0	-	-	1,100.0
Employee share-based payments	-	1.3	-	-	1.3
Balance at June 30, 2008	$2.5	$5,234.0	$(576.1)	$(814.5)	$3,845.9

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2008	2007

Net cash provided by operating activities	$975.1	$715.9

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	3,921.0	5,895.1
Equity securities, available-for-sale	52.7	8.7
Mortgage loans on real estate	199.0	391.6
Acquisition of:
Fixed maturities, available-for-sale	(3,737.0)	(6,987.1)
Equity securities, available-for-sale	(28.7)	(66.8)
Mortgage loans on real estate	(384.1)	(330.9)
Derivatives, net	(47.5)	(36.6)
Limited partnerships, net	(93.7)	(115.7)
Short-term investments, net	(192.0)	114.4
Collateral (delivered) held	(23.5)	81.7
Other investments, net	1.5	0.7
Other, net	8.1	3.3
Net cash used in investing activities	(324.2)	(1,041.6)

Cash Flows from Financing Activities:
Deposits received for investment contracts	4,868.3	2,765.7
Maturities and withdrawals from investment contracts	(4,633.8)	(2,537.0)
Reinsurance recoverable on investment contracts	(776.4)	(303.0)
Short-term loans to affiliate	(160.0)	(154.1)
Short-term repayments	(80.8)	(25.0)
Capital contribution from Parent	1,100.0	150.0
Net cash provided by (used in) financing activities	317.3	(103.4)
Net increase (decrease) in cash and cash equivalents	968.2	(429.1)
Cash and cash equivalents, beginning of period	204.4	608.6
Cash and cash equivalents, end of period	$1,172.6	$179.5

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

The condensed financial statements and notes as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

FAS No. 157 was adopted by the Company on January 1, 2008. As a result of implementing FAS No. 157, the Company recognized $69.6, before tax, as an increase to Net income on the date of adoption related to the fair value measurements of investment contract guarantees. The impact of implementation was included in Interest credited and other benefits to contractholders on the Condensed Statements of Operations. The Company recognized no other adjustments to its financial statements related to the adoption of FAS No. 157, and new disclosures are included in the Financial Instruments footnote.

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

FAS No. 159 was adopted by the Company on January 1, 2008. In implementing FAS No. 159, the Company elected not to take the fair value option for any eligible assets or liabilities in existence on January 1, 2008.

Offsetting of Amounts Related to Certain Contracts

On April 30, 2007, the FASB issued a Staff Position on FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”), which permits a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 had no effect on the financial condition, results of operations, or cash flows upon adoption by the Company on January 1, 2008, as it is the Company’s accounting policy not to offset such fair value amounts.

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

The provisions of FAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. As the pronouncement only pertains to additional disclosure, the Company has determined the adoption of FAS No. 161 for its derivative instruments will have no financial statement impact. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under FAS No. 133, as the Company has not historically sought hedge accounting treatment.

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

The provisions of FAS No. 141R are effective for fiscal years beginning on or after December 15, 2008 for all business combinations occurring on or after that date. As such, this standard will impact any Company acquisitions that occur on or after January 1, 2009. Also, the Company will consider transition costs related to any acquisitions that may occur prior to January 1, 2009.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including
securities pledged	$152.9	$19,989.3	$1,328.8	$21,471.0
Equity securities, available-for-sale	176.3	-	-	176.3
Other investments (primarily derivatives)	-	63.8	124.5	188.3
Cash and cash equivalents, short-term investments,
and short-term investments under securities
loan agreement	1,709.9	-	-	1,709.9
Assets held in separate accounts	43,887.9	-	-	43,887.9
Total	$45,927.0	$20,053.1	$1,453.3	$67,433.4

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	-	-	737.1	737.1
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB" and "GMAB")	-	-	16.1	16.1
Other liabilities (primarily derivatives)	-	336.2	-	336.2
Total	$-	$336.2	$753.2	$1,089.4

(1)	Level 3 net assets and liabilities accounted for 1.1% of total net assets and liabilities measured at fair value on a recurring basis.
Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 3.1%.

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

Cash and cash equivalents, Short-term investments, and Short-term investments under securities loan agreement: The carrying amounts for cash reflect the assets’ fair values. The fair values for cash equivalents and short-term investments are determined based on quoted market prices.

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

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and six months ended June 30, 2008.

	Fixed maturities,				Investment
	available-for-sale				Contract Guarantees
	including						GMWB/
	securities pledged		Derivatives		FIA		GMAB
Balance at March 31, 2008	$1,492.2		$148.8		$(776.3)		$(19.3)
Capital gains (losses):
Net realized capital gains (losses)	1.5	(1)	(83.5)	(3)	48.6	(4)	5.5	(4)
Net unrealized capital gains (losses)(2)	(86.5)		-		-		-
Total net realized and unrealized capital
gains (losses)	(85.0)		(83.5)		48.6		5.5
Purchases, sales, issuances, and
settlements, net	(78.4)		59.2		(9.4)		(2.3)
Transfer in (out) of Level 3	-		-		-		-
Balance at June 30, 2008	$1,328.8		$124.5		$(737.1)		$(16.1)

	Fixed maturities,				Investment
	available-for-sale				Contract Guarantees
	including						GMWB/
	securities pledged		Derivatives		FIA		GMAB
Balance at January 1, 2008	$1,396.3		$298.2		$(925.6)		$(2.7)
Capital gains (losses):
Net realized capital gains (losses)	1.8	(1)	(112.7)	(3)	200.7	(4)	(8.9)	(4)
Net unrealized capital gains (losses)(2)	(48.0)		-		-		-
Total net realized and unrealized capital
gains (losses)	(46.2)		(112.7)		200.7		(8.9)
Purchases, sales, issuances, and
settlements, net	(21.3)		(61.0)		(12.2)		(4.5)
Transfer in (out) of Level 3	-		-		-		-
Balance at June 30, 2008	$1,328.8		$124.5		$(737.1)		$(16.1)

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
(3)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations and contains unrealized gains (losses) on Level 3 derivatives held at June 30, 2008. All gains and losses on Level 3 assets are
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

The decline in the fair values of the FIA reserves was partially offset by a decline in the value of Level 3 derivatives that hedge the FIA exposure. The gains on the FIA embedded derivatives were primarily driven by unfavorable equity market performance and changes in interest rates during the three and six months ended June 30, 2008. In addition, derivatives experienced losses related to unfavorable equity market performance, resulting in a decline in the fair values of these assets.

5.	Investments

Other-Than-Temporary Impairments

The following tables identify the Company’s other-than-temporary impairments by type for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	17.5	37	7.1		31
Foreign(1)	17.3	11	6.6		29
Residential mortgage-backed	26.5	11	0.7		7
Other asset-backed	13.9	19	10.7		43
Equity securities	2.8	1	-		-
Mortgage loans on real estate	3.0	1	-		-
Total	$81.0	80	$25.1		111
(1) Primarily U.S. dollars denominated.
* Less than $0.1.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	44.4	87	13.4		57
Foreign(1)	57.1	35	8.8		37
Residential mortgage-backed	41.8	18	0.9		11
Other asset-backed	41.5	42	10.7		43
Equity securities	2.8	1	-		-
Mortgage loans on real estate	3.0	1	-		-
Limited partnerships	0.5	1	-		-
Total	$191.1	185	$33.8		149
(1) Primarily U.S. dollars denominated.
* Less than $0.1.

The above schedules include $62.0 and $112.7 in other-than-temporary write-downs for the three and six months ended June 30, 2008, respectively, and $4.1 and $4.4 for the three and six months ended June 30, 2007, respectively, in other-than-temporary write-downs related to the analysis of credit risk, the possibility of significant prepayment risk, and severity and duration of unrealized losses. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following tables summarize these write-downs by type for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	14.6	35	7.1		31
Foreign(1)	4.4	6	3.5		26
Other asset-backed	-	-	10.4		42
Total	$19.0	41	$21.0		100
(1) Primarily U.S. dollars denominated.
* Less than $0.1.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	34.1	74	13.4		57
Foreign(1)	44.2	30	5.6		34
Residential mortgage-backed	0.1	2	-		-
Other asset-backed	-	-	10.4		42
Total	$78.4	106	$29.4		134
(1) Primarily U.S. dollars denominated.
* Less than $0.1.

The remaining fair value of fixed maturities with other-than-temporary impairments as of June 30, 2008 and 2007 was $2,373.4 and $1,367.1, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the six months ended June 30, 2008 and 2007.

	2008	2007
Balance at January 1	$2,908.4	$2,669.9
Deferrals of commissions and expenses	429.4	303.2
Amortization:
Amortization	(407.9)	(266.4)
Interest accrued at 5% to 6%	90.2	74.7
Net amortization included in the Condensed
Statements of Operations	(317.7)	(191.7)
Change in unrealized capital (gains) losses on
available-for-sale securities	188.2	91.5
Effect of variable annuity guaranteed living
benefits reinsurance	85.7	-
Implementation of SOP 05-1	-	(4.8)
Balance at June 30	$3,294.0	$2,868.1

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Activity within VOBA was as follows for the six months ended June 30, 2008 and 2007.

	2008	2007
Balance at January 1	$128.7	$110.1
Amortization:
Amortization	(7.5)	(5.6)
Interest accrued at 3% to 5%	3.5	2.6
Net amortization included in the Condensed
Statements of Operations	(4.0)	(3.0)
Change in unrealized capital (gains) losses on
available-for-sale securities	118.5	14.3
Balance at June 30	$243.2	$121.4

During the six months ended June 30, 2008, the Company revised and unlocked the assumptions related to mutual fund revenue, persistency and lapse for its annuity products, resulting in an $80.5 increase in amortization of DAC and VOBA. The Company also recognized an $85.7 offset related to variable annuity guaranteed living benefits reinsurance. See the Related Party Transactions footnote for more information on the variable annuity guaranteed living benefits reinsurance agreement.

During the six months ended June 30, 2007, the Company revised and unlocked the assumptions related to mutual fund revenue, separate account returns, and persistency for its annuity products, resulting in a $44.2 reduction in amortization of DAC and VOBA.

7.	Capital Contributions and Distributions

During the six months ended June 30, 2008, the Company received a $1.1 billion capital contribution from its Parent. During the six months ended June 30, 2007, the Company received a $150.0 capital contribution from its Parent.

During the six months ended June 30, 2008 and 2007, the Company did not pay any dividends or return of capital distributions to its Parent.

8.	Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2008 and 2007 were 25.2% and 29.7%, respectively. The Company’s effective tax rates for the six months ended June 30, 2008 and 2007 were (68.7)% and 28.9%, respectively. The effective rates differ from the statutory rate due to the following items:

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30,
	2008	2007
Statutory rate	35.0%	35.0%

Dividends received deduction	(7.9)%	(5.4)%
IRS audit settlement	(1.9)%	-
Other	-	0.1%
Balance at June 30	25.2%	29.7%

	Six Months Ended June 30,
	2008	2007
Statutory rate	35.0%	35.0%

Dividends received deduction	(89.5)%	(6.4)%
IRS audit settlement	(9.6)%	-
Other	(4.6)%	0.3%
Balance at June 30	(68.7)%	28.9%

Temporary Differences

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. At June 30, 2008 and December 31, 2007, the Company had a valuation allowance of $40.1 and $46.9, respectively, related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss).

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

A reconciliation of the change in unrecognized income tax benefits for the second quarter of 2008 is as follows:

Balance at December 31, 2007	$66.4
Additions for tax positions related to current year	3.4
Additions for tax positions related to prior years	0.4
Reductions for tax positions related to prior years	(12.2)
Reductions for settlements with taxing authorities	(0.4)
Balance at June 30	$57.6

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company had $42.3 of unrecognized tax benefits as of June 30, 2008 and $43.2 of unrecognized tax benefits as of December 31, 2007 that would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Operations, respectively. The Company had accrued interest of $2.8 as of June 30, 2008 and $4.7 as of December 31, 2007. The decrease in accrued interest during the six months ended June 30, 2008 primarily relates to the settlement of the 2003 IRS audit.

9.	Related Party Transactions

Reinsurance Agreement

Effective June 30, 2008, ING USA entered into an automatic reinsurance agreement with its affiliate, Security Life of Denver International Limited (“SLDI”). Under the terms of the agreement, ING USA ceded to SLDI 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders (the “Covered Benefits”) attached to certain variable annuity contracts issued by ING USA on or after January 1, 2000 (the “Contracts”). ING USA paid SLDI initial consideration of $665.0. Thereafter, ING USA will pay (i) new business consideration equal to 1.62% of premiums received from contractholders on the Contracts and (ii) a base premium equal to the actual fees paid by contractholders for the Covered Benefits. Under the terms of the agreement, SLDI is required to provide ING USA full reserve credit for reinsurance by providing a letter of credit to ING USA or establishing a trust for its benefit, or a combination of a letter of credit and assets in trust. SLDI has provided ING USA with letters of credit in the aggregate amount of $368.0, with $217.0 issued under a letter of credit facility with its affiliate, ING Bank N.V. and the balance issued under a third party letter of credit facility. SLDI has also established a trust with The Bank of New York as trustee and ING USA as beneficiary in which SLDI assets totaling $483.0 have been deposited.

The value of reserves ceded by the Company under this agreement and the accompanying impact on DAC were $272.6 and $85.7, respectively, at June 30, 2008. In addition, a deferred loss on the transaction in the amount of $306.7 is presented in Other Assets on the Condensed Balance Sheets and will be amortized over the period of benefit.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Effective June 30, 2008, ING USA also entered into a services agreement with SLDI pursuant to which ING USA will provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the Covered Benefits reinsured by SLDI under the automatic reinsurance agreement.

10.	Financing Agreements

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

Under this agreement, the Company incurred interest expense of $0.3 and $0.6 for the three and six months ended June 30, 2008, respectively and $0.5 and $0.6 for the three and six months ended June 30, 2007, respectively. The Company earned interest income of $0.8 and $1.4 for the three and six months ended June 30, 2008, respectively and $1.4 and $4.0 for the three and six months ended June 30, 2007, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations. As of June 30, 2008, the Company had an outstanding receivable of $160.0 from ING AIH under the reciprocal loan agreement. As of December 31, 2007, the Company had no amounts due to or due from ING AIH under the reciprocal loan agreement.

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

As of June 30, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $686.8, $183.2 of which was with related parties. At December 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $616.3, $156.5 of which was with related parties. During the three and six months ended June 30, 2008, $50.8 and $78.7, respectively, were funded to related parties under these commitments.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of June 30, 2008, the maximum liability of the Company under the guarantee was $32.5.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of June 30, 2008, the Company delivered $12.0 of cash collateral, which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Condensed Balance Sheets. As of December 31, 2007, the Company held $11.5 of cash collateral, which was included in Collateral held, including payables under securities loan agreement on the Balance Sheets and was reinvested in short-term investments.

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

12.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of June 30, 2008 and 2007.

	2008	2007
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(1,076.6)	$(243.9)
Equity securities, available-for-sale	(7.5)	2.1
DAC/VOBA adjustment on available-for-sale securities	269.8	128.0
Sales inducements adjustment on available-for-sale securities	(0.2)	4.4
Other investments	(5.8)	(5.7)
Unrealized capital (losses) gains, before tax	(820.3)	(115.1)
Deferred income tax asset (liability)	287.1	40.3
Deferred tax liability valuation allowance	(40.1)	(74.1)
Net unrealized capital (losses) gains	(573.3)	(148.9)
Pension liability, net of tax	(2.8)	(5.0)
Accumulated other comprehensive (loss) income	$(576.1)	$(153.9)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the six months ended June 30, 2008 and 2007.

	2008	2007
Net unrealized capital holding gains (losses) arising
during the period(1)	$(522.7)	$(100.8)
Less: reclassification adjustment for gains (losses) and
other items included in Net income(2)	(100.4)	(33.0)
Net change in unrealized capital gains (losses) on securities	$(422.3)	$(67.8)

(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $(804.1) and $(155.0) for the six months ended June 30, 2008 and 2007, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income were $(154.4) and $(50.7) for the six months ended June 30, 2008 and 2007, respectively.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate) for each of the three and six months ended June 30, 2008 and 2007, and financial condition as of June 30, 2008 and December 31, 2007. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2007 Annual Report on Form 10-K.

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

Equity market performance affects the Company, as fee revenue from variable AUM is generally impacted by equity market performance as well as other factors. While the decline in equity market performance presented challenges for the Company’s variable products, the increase in sales during 2007 and the first half of 2008 favorably impacted variable AUM in 2008, relative to the same period in 2007.

The changing market interest rate environment during the first half of 2008 resulted in a substantial increase in unrealized and realized losses in 2008, as compared to the same period for 2007.

Results of Operations

The Company’s results of operations for the three and six months ended June 30, 2008, and changes therein, reflected higher dollar margins on GICs from higher AUM levels as well as higher realized capital losses driven by unfavorable market conditions, higher Net amortization of DAC and VOBA and operating expenses. These losses, however, were partially offset by lower interest credited and other benefits to contractowners and positive product experience as a result of increased AUM, primarily driven by higher sales of variable annuity products during 2007 and 2008, and a higher block of business in force.

	Three Months Ended June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenues:
Net investment income	$390.7	$320.4	$70.3	21.9%
Fee income	343.4	286.3	57.1	19.9%
Premiums	4.6	4.9	(0.3)	(6.1)%
Net realized capital (losses) gains	(98.1)	21.1	(119.2)	NM
Other income	(0.4)	-	(0.4)	NM
Total revenue	640.2	632.7	7.5	1.2%
Benefits and expenses:
Interest credited and other
benefits to contractowners	281.8	315.7	(33.9)	(10.7)%
Operating expenses	77.7	66.0	11.7	17.7%
Net amortization of deferred policy
acquisition costs and value
of business acquired	130.1	98.2	31.9	32.5%
Interest expense	7.6	7.8	(0.2)	(2.6)%
Other expense	5.4	6.9	(1.5)	(21.7)%
Total benefits and expenses	502.6	494.6	8.0	1.6%
Income before income taxes	137.6	138.1	(0.5)	(0.4)%
Income tax expense	34.7	41.0	(6.3)	(15.4)%
Net income	$102.9	$97.1	$5.8	6.0%
Effective tax rate	25.2%	29.7%
NM - Not meaningful.

	Six Months Ended June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenues:
Net investment income	$764.0	$621.7	$142.3	22.9%
Fee income	665.8	554.2	111.6	20.1%
Premiums	9.3	9.9	(0.6)	(6.1)%
Net realized capital losses	(369.2)	(40.8)	(328.4)	NM
Other income	0.2	0.1	0.1	100.0%
Total revenue	1,070.1	1,145.1	(75.0)	(6.5)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	547.8	561.9	(14.1)	(2.5)%
Operating expenses	149.6	124.9	24.7	19.8%
Net amortization of deferred policy
acquisition costs and value
of business acquired	321.7	194.7	127.0	65.2%
Interest expense	15.1	15.0	0.1	0.7%
Other expense	11.6	13.9	(2.3)	(16.5)%
Total benefits and expenses	1,045.8	910.4	135.4	14.9%
Income before income taxes	24.3	234.7	(210.4)	(89.6)%
Income tax (benefit) expense	(16.7)	67.9	(84.6)	NM
Net income	$41.0	$166.8	$(125.8)	(75.4)%
Effective tax rate	(68.7)%	28.9%
NM - Not meaningful.

Revenues

Total revenue for the three and six months ended June 30, 2008, was mainly impacted by increases in Net investment income and Fee income, offset by increases in Net realized capital losses.

Net investment income for the three and six months ended June 30, 2008, increased as the result of higher average assets supporting fixed AUM and surplus, which reflects a larger block of GICs, and fixed indexed annuities in force.

The increase in Fee income for the three and six months ended June 30, 2008, reflected an increase in average variable AUM, primarily driven by higher sales of variable annuities in 2007 and the first half of 2008.

Net realized capital losses increased for the three and six months ended June 30, 2008, primarily due to higher losses on derivatives and fixed maturities. The decline in gains on derivatives for the three months ended June 30, 2008 and the losses on derivatives for the six months ended June 30, 2008, were driven by poor equity market performance that resulted in losses on call options, partially offset by gains on futures. In addition, for the three months ended June 30, 2008 the Company experienced gains on interest rate swaps due to the slight increase in LIBOR rates and larger notional outstanding.

During the first six months of 2008, the interest rate swaps resulted in losses driven by lower LIBOR rates. The losses on fixed maturities for the three and six months ended June 30, 2008, were due to other-than-temporary impairments driven by the interest rate environment and widening of credit spreads in the first half of 2008.

Benefits and Expenses

Total benefits and expenses for the three and six months ended June 30, 2008, increased primarily due to higher Net amortization of DAC and VOBA and Operating expenses, partially offset by lower Interest credited and other benefits to contractowners.

The Net amortization of DAC and VOBA increased for the three and six months ended June 30, 2008, reflecting lower estimated future gross profits driven by the decline in equity market performance.

Operating expenses increased for the three and six months ended June 30, 2008, primarily due to higher non-deferred asset-based commissions and marketing expenses, as well as the continued growth of the business.

Interest credited and other benefits to contractowners decreased for the three and six months ended June 30, 2008, primarily driven by the impact of the adoption of Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS No. 157”), and by a decrease in reserves on fixed indexed annuities due to unfavorable equity market performance. These increases were partially offset by the rise in interest credited on GICs mainly attributable to higher reserves on GICs primarily due to favorable sales, as well as an increase in reserves for variable annuity guarantees, which was primarily due to the decline in equity market performance.

Income Taxes

Income tax (benefit) expense decreased for the three months ended June 30, 2008, primarily due to a higher deduction allowed for dividends. Income tax (benefit) expense decreased for the six months ended June 30, 2008, due to lower Income before taxes relative to the deduction allowed for dividends received.

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

Fair Value Measurements

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by FAS No. 157). These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In light of the methodologies employed to obtain the fair values of financial assets and liabilities classified as Level 3, additional information is presented in Note 4 to the Condensed Financial Statements (Unaudited) included in Part I, Item 1, contained herein, with particular attention addressed to changes in derivatives, fixed indexed annuities (“FIA”), and guaranteed minimum withdrawal and accumulation benefits (“GMWB” and “GMAB”) due to their impacts on current Net income.

Portfolio Composition

The following table presents the investment portfolio at June 30, 2008 and December 31, 2007.

	2008		2007
		% of		% of
	Carrying Value	Total	Carrying Value	Total
Fixed maturities, available-for-sale,
including securities pledged	$21,471.0	80.1%	$22,776.0	81.7%
Equity securities, available-for-sale	176.3	0.7%	211.1	0.8%
Short-term investments	380.4	1.4%	188.0	0.7%
Mortgage loans on real estate	3,883.9	14.5%	3,701.7	13.3%
Policy loans	147.7	0.5%	155.8	0.5%
Other investments	758.8	2.8%	848.6	3.0%
Total investments	$26,818.1	100.0%	$27,881.2	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of June 30, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$153.6	$0.9	$1.8	$152.7
U.S. government agencies and authorities	81.9	0.9	0.2	82.6
State, municipalities, and political subdivisions	73.4	0.5	3.2	70.7

U.S. corporate securities:
Public utilities	1,522.8	11.7	32.1	1,502.4
Other corporate securities	6,937.8	53.4	213.7	6,777.5
Total U.S. corporate securities	8,460.6	65.1	245.8	8,279.9

Foreign securities(1):
Government	463.7	6.2	13.3	456.6
Other	3,222.1	24.2	131.0	3,115.3
Total foreign securities	3,685.8	30.4	144.3	3,571.9

Residential mortgage-backed securities	4,612.0	36.0	393.6	4,254.4
Commercial mortgage-backed securities	3,777.1	2.5	227.3	3,552.3
Other asset-backed securities	1,703.2	4.0	200.7	1,506.5

Total fixed maturities, including securities pledged	22,547.6	140.3	1,216.9	21,471.0
Less: securities pledged	971.1	3.0	28.7	945.4
Total fixed maturities	$21,576.5	$137.3	$1,188.2	$20,525.6
(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2007.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$18.4	$1.0	$-	$19.4
U.S. government agencies and authorities	86.1	1.0	0.3	86.8
State, municipalities, and political subdivisions	49.7	-	2.5	47.2

U.S. corporate securities:
Public utilities	1,417.5	22.8	13.4	1,426.9
Other corporate securities	6,742.7	81.1	67.0	6,756.8
Total U.S. corporate securities	8,160.2	103.9	80.4	8,183.7

Foreign securities(1):
Government	525.2	14.9	7.1	533.0
Other	3,280.6	40.5	59.4	3,261.7
Total foreign securities	3,805.8	55.4	66.5	3,794.7

Residential mortgage-backed securities	4,988.4	53.3	85.8	4,955.9
Commercial mortgage-backed securities	3,842.2	37.6	36.4	3,843.4
Other asset-backed securities	1,947.5	5.7	108.3	1,844.9

Total fixed maturities, including securities pledged	22,898.3	257.9	380.2	22,776.0
Less: securities pledged	953.3	6.1	16.8	942.6
Total fixed maturities	$21,945.0	$251.8	$363.4	$21,833.4
(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at June 30, 2008 and December 31, 2007, respectively. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows at June 30, 2008 and December 31, 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$8,973.6	41.8%	$10,023.0	43.9%
AA	1,609.4	7.5%	1,743.6	7.7%
A	4,122.4	19.2%	4,112.4	18.1%
BBB	5,806.7	27.0%	5,945.3	26.1%
BB	698.2	3.3%	676.0	3.0%
B and below	260.7	1.2%	275.7	1.2%
Total	$21,471.0	100.0%	$22,776.0	100.0%

95.5% and 95.8% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at June 30, 2008 and December 31, 2007, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, including securities pledged to creditors, by market sector were as follows at June 30, 2008 and December 31, 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$152.7	0.7%	$19.4	0.1%
U.S. government agencies and authorities	82.6	0.4%	86.8	0.4%
U.S. corporate, state, and municipalities	8,350.6	38.9%	8,230.9	36.0%
Foreign	3,571.9	16.7%	3,794.7	16.7%
Residential mortgage-backed	4,254.4	19.8%	4,955.9	21.8%
Commercial mortgage-backed	3,552.3	16.5%	3,843.4	16.9%
Other asset-backed	1,506.5	7.0%	1,844.9	8.1%
Total	$21,471.0	100.0%	$22,776.0	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of June 30, 2008, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$358.0	$359.5
After one year through five years	6,012.1	5,966.7
After five years through ten years	3,624.3	3,509.7
After ten years	2,460.9	2,321.9
Mortgage-backed securities	8,389.1	7,806.7
Other asset-backed securities	1,703.2	1,506.5
Less: securities pledged	971.1	945.4
Fixed maturities, excluding securities pledged	$21,576.5	$20,525.6

Subprime and Alt-A Mortgage Exposure

Since the third quarter of 2007, credit markets have become more turbulent amid concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”). This in turn has resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets.

To date, this market disruption has had a limited impact on the Company, which does not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A Loans to include residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income. Commencing in the fourth quarter of 2007, the Company expanded its definition of Alt-A loans to include residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default. Further, during the fourth quarter, the industry coalesced around classifying any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime into the Alt-A category, and the Company is following that lead. The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of June 30, 2008 and December 31, 2007.

The Company’s exposure to subprime mortgages was primarily in the form of asset-backed securities (“ABS”) structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above. As of June 30, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $716.5 and $162.6, respectively, representing 3.3% of total fixed maturities. As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $879.3 and $86.4,respectively, representing 3.9% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of June 30, 2008 and December 31, 2007:

2008				2007
% of Total				% of Total
Subprime Mortgage-backed				Subprime Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	59.4%	2007	38.1%	AAA	60.7%	2007	28.0%
AA	27.1%	2006	10.6%	AA	28.8%	2006	11.5%
A	12.7%	2005 and prior	51.3%	A	9.9%	2005 and prior	60.5%
BBB	0.6%		100.0%	BBB	0.6%		100.0%
BB and below	0.2%				100.0%
	100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of June 30, 2008, the fair value and gross unrealized losses aggregated to $1.5 billion and $321.3, respectively, representing 6.8% of total fixed maturities. As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $1.9 billion and $69.9, respectively, representing 8.3% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of June 30, 2008 and December 31, 2007:

2008				2007
% of Total Alt-A				% of Total Alt-A
Mortgage-backed Securities		Vintage		Mortgage-backed Securities		Vintage
AAA	99.5%	2007	32.6%	AAA	99.9%	2007	36.2%
A	0.5%	2006	23.4%	AA	0.1%	2006	24.0%
	100.0%	2005 and prior	44.0%		100.0%	2005 and prior	39.8%
			100.0%				100.0%

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

As of June 30, 2008, and December 31, 2007, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $3.5 billion and $3.8 billion, respectively, and other ABS, excluding subprime exposure, totaled $784.9 and $984.1, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of June 30, 2008, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 38.9%, 34.2%, and 12.8%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2007, the other ABS was broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 41.3%, 29.7%, and 14.3%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of June 30, 2008 and December 31, 2007:

2008				2007
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	96.0%	2008	0.4%	AAA	95.1%	2007	39.4%
AA	2.2%	2007	30.7%	AA	2.5%	2006	13.2%
A	1.0%	2006	29.3%	A	1.2%	2005 and prior	47.4%
BBB	0.6%	2005 and prior	39.6%	BBB	1.0%		100.0%
BB and below	0.2%		100.0%	BB and below	0.2%
	100.0%				100.0%

The following tables summarize the Company’s exposure to Other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of June 30, 2008 and December 31, 2007:

2008				2007
% of Total Other ABS		Vintage		% of Total Other ABS		Vintage
AAA	58.0%	2008	0.5%	AAA	59.3%	2007	30.5%
AA	17.1%	2007	21.7%	AA	5.9%	2006	11.8%
A	11.2%	2006	18.9%	A	10.1%	2005 and prior	57.7%
BBB	13.5%	2005 and prior	58.9%	BBB	24.5%		100.0%
BB and below	0.2%		100.0%	BB and below	0.2%
	100.0%				100.0%

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $3,883.9 and $3,701.7 at June 30, 2008 and December 31, 2007, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. At June 30, 2008 and December 31, 2007, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 24.7% and 24.5% of properties in California at June 30, 2008 and December 31, 2007, respectively.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at June 30, 2008 and December 31, 2007.

	2008				2007
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$251.1	20.6%	$10.9	0.9%	$106.1	27.9%	$5.0	1.3%
More than six months
and less than twelve
months below
amortized cost	458.3	37.7%	6.2	0.5%	171.3	45.1%	12.7	3.3%
More than twelve months
below amortized cost	473.6	38.9%	16.8	1.4%	81.6	21.5%	3.5	0.9%
Total unrealized capital loss	$1,183.0	97.2%	$33.9	2.8%	$359.0	94.5%	$21.2	5.5%

Unrealized losses in fixed maturities at June 30, 2008 and December 31, 2007, were primarily related to interest rate movement or changes in credit spreads to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at June 30, 2008 and December 31, 2007.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2008	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$131.4	$105.5	$158.4	$395.3
Mortgage and other asset-backed securities	130.6	359.0	332.0	821.6
Total unrealized capital loss	$262.0	$464.5	$490.4	$1,216.9
Fair value	$7,930.3	$4,230.9	$3,592.2	$15,753.4

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2007	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$37.8	$49.2	$62.7	$149.7
Mortgage and other asset-backed securities	73.3	134.8	22.4	230.5
Total unrealized capital loss	$111.1	$184.0	$85.1	$380.2
Fair value	$5,322.0	$3,248.4	$3,300.6	$11,871.0

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at June 30, 2008 and December 31, 2007.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2008	Cost	Amortized Cost	Cost	Loss
U.S. Treasuries	$1.8	$-	$-	$1.8
U.S. government agencies and authorities	0.2	-	-	0.2
U.S. corporate, state, and municipalities	97.0	58.8	93.2	249.0
Foreign	32.4	46.7	65.2	144.3
Residential mortgage-backed	64.8	226.7	102.1	393.6
Commercial mortgage-backed	43.7	96.9	86.7	227.3
Other asset-backed	22.1	35.4	143.2	200.7
Total unrealized capital loss	$262.0	$464.5	$490.4	$1,216.9

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2007	Cost	Amortized Cost	Cost	Loss
U.S. government agencies and authorities	$-	$-	$0.3	$0.3
U.S. corporate, state, and municipalities	16.6	31.4	34.9	82.9
Foreign	21.2	17.8	27.5	66.5
Residential mortgage-backed	51.1	29.3	5.4	85.8
Commercial mortgage-backed	3.8	27.0	5.6	36.4
Other asset-backed	18.4	78.5	11.4	108.3
Total unrealized capital loss	$111.1	$184.0	$85.1	$380.2

Of the unrealized losses aged more than twelve months, the average market value of the related fixed maturities was 88.0% of the average book value as of June 30, 2008. In addition, this category includes 594 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of June 30, 2008.

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

The following tables identify the Company’s other-than-temporary impairments by type for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	17.5	37	7.1		31
Foreign(1)	17.3	11	6.6		29
Residential mortgage-backed	26.5	11	0.7		7
Other asset-backed	13.9	19	10.7		43
Equity securities	2.8	1	-		-
Mortgage loans on real estate	3.0	1	-		-
Total	$81.0	80	$25.1		111
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

	Six Months Ended June 30,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	44.4	87	13.4		57
Foreign(1)	57.1	35	8.8		37
Residential mortgage-backed	41.8	18	0.9		11
Other asset-backed	41.5	42	10.7		43
Equity securities	2.8	1	-		-
Mortgage loans on real estate	3.0	1	-		-
Limited partnerships	0.5	1	-		-
Total	$191.1	185	$33.8		149
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above schedules include $62.0 and $112.7 for the three and six months ended June 30, 2008, respectively, and $4.1 and $4.4 for the three and six months ended June 30, 2007, respectively, in other-than-temporary write-downs related to the analysis of credit risk, the possibility of significant prepayment risk, and severity and duration of unrealized losses. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following tables summarize these write-downs by type for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	14.6	35	7.1		31
Foreign	4.4	6	3.5		26
Other asset-backed	-	-	10.4		42
Total	$19.0	41	$21.0		100
* Less than $0.1.

	Six Months Ended June 30,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	34.1	74	13.4		57
Foreign	44.2	30	5.6		34
Residential mortgage-backed	0.1	2	-		-
Other asset-backed	-	-	10.4		42
Total	$78.4	106	$29.4		134
* Less than $0.1.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007
Fixed maturities, available-for-sale	$(100.8)	$(48.7)
Equity securities, available-for-sale	(9.2)	0.3
Derivatives	15.1	67.8
Other	(3.2)	1.7
Net realized capital (losses) gains	$(98.1)	$21.1
After-tax net realized capital (losses) gains	$(63.8)	$13.7

	Six Months Ended June 30,
	2008	2007
Fixed maturities, available-for-sale	$(148.7)	$(56.7)
Equity securities, available-for-sale	(8.8)	0.3
Derivatives	(207.9)	15.6
Other	(3.8)	-
Net realized capital losses	$(369.2)	$(40.8)
After-tax net realized capital losses	$(240.0)	$(26.5)

Net realized capital losses increased for the three and six months ended June 30, 2008, primarily due to higher losses on derivatives and fixed maturities. The decline in gains on derivatives for the three months ended June 30, 2008 and the losses on derivatives for the six months ended June 30, 2008, were driven by poor equity market performance that resulted in losses on call options, partially offset by gains on futures. In addition, for the three months ended June 30, 2008 the Company experienced gains on interest rate swaps due to the slight increase in LIBOR rates and larger notional outstanding. During the first six months of 2008, the interest rate swaps resulted in losses driven by lower LIBOR rates. The losses on fixed maturities for the three and six months ended June 30, 2008, were due to other-than-temporary impairments driven by the interest rate environment and widening of credit spreads in the first half of 2008.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the prior December 31. As of June 30, 2008, the Company had an outstanding receivable of $160.0 from ING AIH under the reciprocal loan agreement. As of December 31, 2007, the Company had no amounts due to or due from ING AIH under the reciprocal loan agreement.

▪	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of June 30, 2008 and December 31, 2007, the Company had no amounts outstanding under the revolving note facility.
▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of June 30, 2008 and December 31, 2007, the Company had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of June 30, 2008 and December 31, 2007, the Company had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. As of June 30, 2008 and December 31, 2007, the Company had $2,075.3 and $2,898.7, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. As of June 30, 2008 and December 31, 2007, assets with a carrying value of approximately $3,243.5 and $3,270.1, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Capital Contributions and Distributions

During the six months ended June 30, 2008, the Company received a $1.1 billion capital contribution from its Parent. During the six months ended June 30, 2007, the Company received a $150.0 capital contribution from its Parent.

During the six months ended June 30, 2008 and 2007, the Company did not pay any dividends or return of capital distributions to its Parent.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of June 30, 2008, the maximum liability of the Company under the guarantee was $32.5.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of June 30, 2008, the Company delivered $12.0 of cash collateral, which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Condensed Balance Sheets. As of December 31, 2007, the Company held $11.5 of cash collateral, which was included in Collateral held, including payables under securities loan agreement on the Balance Sheets and was reinvested in short-term investments.

Reinsurance Agreements

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, Security Life of Denver Insurance Company (“Security Life”) effective August 20, 1999. Under the terms of this agreement, the Company facultatively cedes to Security Life, from time to time, certain GICs on a 100% coinsurance basis. The value of GIC reserves ceded by the Company under this agreement was $3.3 billion and $2.3 billion at June 30, 2008 and December 31, 2007, respectively. The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that Security Life is also a major GIC issuer. Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

The Company entered into an automatic reinsurance agreement with Security Life of Denver International Limited (“SLDI”), an affiliate, dated June 30, 2008, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts, which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. The value of reserves ceded by the Company under this agreement was $272.6 at June 30, 2008. In addition, a deferred loss on the transaction in the amount of $306.7 is presented in Other Assets on the Condensed Balance Sheets and will be amortized over the period of benefit.

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

As of June 30, 2008 and December 31, 2007, the guaranteed value of these death benefits in excess of account values was estimated to be $5.7 billion and $2.7 billion, respectively, before reinsurance. The increase was primarily driven by the decrease in the account values of contractowners due to unfavorable equity market performance in the first half of 2008.

As of June 30, 2008, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $4.6 billion, of which $2.0 billion was projected to be covered by the Company’s equity hedging program. At December 31, 2007, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.8 billion, of which $537.6 was projected to be covered by the Company’s equity hedging program. As of June 30, 2008 and December 31, 2007, the Company recorded a liability of $266.7 and $209.4, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve in the first half of 2008, higher future projected benefits in excess of account values, and a change in the discount rate on reserves.

Guaranteed Living Benefits:

▪	Guaranteed Minimum Income Benefit - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary.
▪

Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees lifetime annual withdrawals, after certain ages are reached, of a percentage of premiums paid. The percentage may vary by age at first withdrawal and depending on the base annuity contract. For certain (more recent) versions, there are annual step-up (for up to 10 years) and quarterly ratchet features that may increase the amount to which the percentage is applied for the annual withdrawal amount calculation. Other versions have a quarterly ratchet feature only. A joint life-time withdrawal benefit option is available to include coverage for spouses. Most versions of the withdrawal benefit have reset and/or step up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

▪

Guaranteed Minimum Accumulation Benefit - Guarantees that the account value will be at least 100% of the eligible premiums paid by the contractowner after 10 years, net of any contract withdrawals (GMAB 10). In the past, the Company offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contractowners after 20 years (GMAB 20). The Company has discontinued both of these options for new sales.

Effective June 30, 2008, the Company reinsured most of its living benefit guarantees to an affiliated reinsurer to mitigate the risk produced by such benefits. Prior to June 30, 2008, the Company utilized an equity hedging program to mitigate these risks. Certain, relatively smaller, blocks of living benefit guarantees (GMABs and certain older versions of GMWBs) are still covered by the Company’s equity hedging program.

As of June 30, 2008 and December 31, 2007, the guaranteed value of these living benefits in excess of account values, net of reinsurance, was $70.8 and $506.5, respectively. The decrease was primarily driven by the living benefit reinsurance agreement. As of June 30, 2008 and December 31, 2007, the Company recorded a liability of $16.1 and $149.3, respectively, representing the estimated net present value of its future obligation for living benefits in excess of account values. The liability decreased mainly due to the living benefit reinsurance agreement.

Equity Hedging Program: In order to hedge equity risk associated with non-reinsured GMDBs and guaranteed living benefits, the Company enters into futures positions or put options on various public market equity indices chosen to closely replicate contractowner variable fund returns. The Company uses market consistent valuation techniques to establish its derivative position and to rebalance the derivative positions in response to market fluctuations. One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. The Company also administers a hedging program that mitigates both equity risk and equity volatility risk associated with its Principal Guard GMWB product issued in 2005 and beyond. This hedge strategy primarily involves entering into put options.

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

Recently Adopted Accounting Standards

(See the Recently Adopted Accounting Standards and New Accounting Pronouncements footnotes to the condensed financial statements.)

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may, in the future, be considered by Congress, include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. It is unlikely that Congress will enact tax changes that will adversely affect the Company’s products in 2008. The SEC has a regulatory initiative underway to improve fee disclosure in financial products and has proposed regulations that would require registration of certain index annuity products offered by the Company. However, the timing and content of these regulatory actions are uncertain at this time. The IRS and the Treasury have published final regulations, effective in 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. As a result of these final regulations, the Company is no longer offering new 403(b) contracts; however, 403(b) products will continue to be offered by the Company’s affiliates, including ING Life Insurance and Annuity Company.

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

▪

The Company tries to minimize its exposure to guaranteed benefits by using reinsurance and other risk management strategies, including a hedging program. If the Company is not successful in minimizing these risks, the Company’s future profitability may be negatively impacted. The factors that could cause the Company to be unsuccessful in minimizing these risks would include, though not be limited to, the risk that reinsurers or derivative counterparties would be unable or unwilling to meet their contractual obligations; the risk that our other risk management strategies would not be effective; the risk that a long-term decline in interest rates would result in higher than anticipated costs of guarantees; and the risk that unfavorable market changes would produce losses beyond what is covered by our risk management strategies.

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

Changes in regulation in the United States and recent regulatory investigations may reduce profitability

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States. The primary purpose of state regulation is to protect contractowners, and not necessarily to protect creditors and investors. State insurance and securities regulators, state attorneys general, the National Association of Insurance Commissioners, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Department of Labor (“DOL”) and the IRS continually reexamine existing laws and regulations and may impose changes in the future. Changes in legislation and administrative policies, or new interpretations of existing laws, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase costs, reduce new product sales, or result in higher taxes affecting the Company, thus reducing the Company’s profitability.

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

The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability

The Company’s insurance and annuity products are subject to a complex and extensive array of state and federal tax, securities and insurance laws, and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, the SEC, the FINRA, the DOL, and the IRS.

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

See Exhibit Index on pages 65-67 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2008 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By: /s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

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