Form 10-Q
period 2008-09-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2008-11-14
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
Commission File Number: 333-133154, 333-133076, 333-151031, 333-133153, 333-133155, 333-133152
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of November 12, 2008, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended September 30, 2008

	INDEX

PART I.	FINANCIAL INFORMATION (UNAUDITED)	PAGE

Item 1.	Financial Statements:
	Condensed Statements of Operations	3
	Condensed Balance Sheets	4
	Condensed Statements of Changes in Shareholder's Equity	6
	Condensed Statements of Cash Flows	7
	Notes to Condensed Financial Statements	8

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition	30

Item 4.	Controls and Procedures	56

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 6.	Exhibits	69

Signature		70

Exhibit Index		71

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations (Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Net investment income	$336.2	$340.4	$1,100.2	$962.1
Fee income	284.5	311.1	950.3	865.3
Premiums	5.0	4.9	14.3	14.8
Net realized capital losses	(395.8)	(121.8)	(765.0)	(162.6)
Other income	(0.1)	0.1	0.1	0.2
Total revenue	229.8	534.7	1,299.9	1,679.8
Benefits and expenses:
Interest credited and other
benefits to contractowners	426.9	364.6	974.7	926.5
Operating expenses	75.1	64.2	224.7	189.1
Net amortization of deferred
policy acquisition costs and
value of business acquired	171.5	53.3	493.2	248.0
Interest expense	8.0	9.7	23.1	24.7
Other expense	13.8	5.8	25.4	19.7
Total benefits and expenses	695.3	497.6	1,741.1	1,408.0
(Loss) income before income taxes	(465.5)	37.1	(441.2)	271.8
Income tax (benefit) expense	(35.7)	(11.1)	(52.4)	56.8
Net (loss) income	$(429.8)	$48.2	$(388.8)	$215.0

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets (In millions, except share data)

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $20,502.8 at 2008 and $21,945.0 at 2007)	$18,508.8	$21,833.4
Equity securities, available-for-sale, at fair value
(cost of $265.9 at 2008 and $216.6 at 2007)	246.1	211.1
Short-term investments	66.9	188.0
Mortgage loans on real estate	3,939.0	3,701.7
Policy loans	145.8	155.8
Limited partnerships/corporations	601.4	454.5
Other investments	273.4	394.1
Securities pledged (amortized cost of $904.4 at 2008 and $953.3 at 2007)	853.1	942.6
Total investments	24,634.5	27,881.2
Cash and cash equivalents	383.9	204.4
Short-term investments under securities loan agreement,
including collateral delivered	215.6	128.5
Accrued investment income	236.3	216.9
Receivable for securities sold	131.5	4.6
Deposits and reinsurance recoverable from affiliates	5,410.8	4,616.1
Deferred policy acquisition costs	3,527.6	2,908.4
Value of business acquired	239.5	128.7
Sales inducements to contractowners	675.1	645.4
Short-term loan to affiliate	50.0	-
Due from affiliates	18.2	22.9
Current income tax recoverable	162.9	-
Deferred tax asset	54.2	-
Other assets	372.3	41.3
Assets held in separate accounts	40,314.0	44,477.8
Total assets	$76,426.4	$81,276.2

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets (In millions, except share data)

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$31,974.2	$31,461.6
Payable for securities purchased	65.9	-
Collateral held, including payables under securities loan agreement	150.7	140.0
Borrowed money	590.5	715.5
Notes to affiliates	435.0	435.0
Due to affiliates	112.5	95.6
Current income taxes	-	40.7
Deferred income taxes	-	184.5
Other liabilities	762.8	606.5
Liabilities related to separate accounts	40,314.0	44,477.8
Total liabilities	74,405.6	78,157.2

Shareholder's equity:
Common stock (250,000 shares authorized, issued,
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	4,334.5	4,132.7
Accumulated other comprehensive loss	(1,071.9)	(160.7)
Retained earnings (deficit)	(1,244.3)	(855.5)
Total shareholder's equity	2,020.8	3,119.0
Total liabilities and shareholder's equity	$76,426.4	$81,276.2

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
Other comprehensive income,
net of tax:
Change in net unrealized capital
gains (losses) on securities
($(92.7) pretax), including tax
valuation allowance of $(57.9)	-	-	(118.2)	-	(118.2)
Pension liability ($0.2 pretax)	-	-	0.1	-	0.1
Total comprehensive income					96.9
Contribution of capital	-	150.0	-	-	150.0
Employee share-based payments	-	3.5	-	-	3.5
Balance at September 30, 2007	$2.5	$4,131.9	$(130.2)	$(769.5)	$3,234.7

Balance at December 31, 2007	$2.5	$4,132.7	$(160.7)	$(855.5)	$3,119.0
Comprehensive loss:
Net loss	-	-	-	(388.8)	(388.8)
Other comprehensive loss, net of tax:
Change in net unrealized capital
gains (losses) on securities
($(1,415.4) pretax), including
tax valuation allowance of $8.6	-	-	(911.4)	-	(911.4)
Pension liability ($0.3 pretax)	-	-	0.2	-	0.2
Total comprehensive loss					(1,300.0)
Contribution of capital	-	1,100.0	-	-	1,100.0
Capital distributions paid	-	(900.0)	-	-	(900.0)
Employee share-based payments	-	1.8	-	-	1.8
Balance at September 30, 2008	$2.5	$4,334.5	$(1,071.9)	$(1,244.3)	$2,020.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Cash Flows (Unaudited) (In millions)

	Nine Months Ended September 30,
	2008	2007

Net cash provided by operating activities	$451.1	$1,205.7

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	5,597.9	8,440.4
Equity securities, available-for-sale	156.1	13.9
Mortgage loans on real estate	364.8	551.9
Limited partnerships/corporations	12.8	11.2
Derivatives	193.0	262.5
Acquisition of:
Fixed maturities, available-for-sale	(4,768.9)	(12,185.3)
Equity securities, available-for-sale	(221.0)	(147.2)
Mortgage loans on real estate	(606.5)	(624.6)
Limited partnerships/corporations	(202.9)	(295.0)
Derivatives	(77.8)	(328.6)
Short-term investments, net	122.4	(15.9)
Collateral (delivered) held	(76.5)	72.5
Other investments, net	1.3	0.5
Other, net	10.2	0.3
Net cash provided by (used in) investing activities	504.9	(4,243.4)

Cash Flows from Financing Activities:
Deposits received for investment contracts	6,018.2	6,393.4
Maturities and withdrawals from investment contracts	(6,520.4)	(4,197.8)
Block of deposits coinsured to affiliate	165.9	281.6
Reinsurance recoverable on investment contracts	(465.2)	(125.7)
Short-term repayments	(125.0)	(22.9)
Short-term loans (to) from affiliate	(50.0)	12.0
Capital contribution from Parent	1,100.0	150.0
Capital distribution to Parent	(900.0)	-
Net cash (used in) provided by financing activities	(776.5)	2,490.6
Net increase (decrease) in cash and cash equivalents	179.5	(547.1)
Cash and cash equivalents, beginning of period	204.4	608.6
Cash and cash equivalents, end of period	$383.9	$61.5

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

The condensed financial statements and notes as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities whenever other standards require (or permit) assets or liabilities to be measured at fair value. FAS 157 does not expand the use of fair value to any new circumstances.

Under FAS 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, FAS 157 establishes a fair value hierarchy that prioritizes the information used to develop such assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. FAS 157 also requires separate disclosure of fair value measurements by level within the hierarchy and expanded disclosure of the effect on earnings for items measured using unobservable data.

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

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which provides clarifying guidance on the application of FAS 157 to financial assets in a market that is not active and was effective upon issuance. FSP FAS 157-3 had no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that applied by the Company upon adoption of FAS 157.

The Company recognized no other adjustments to its financial statements related to the adoption of FAS 157, and new disclosures are included in the Financial Instruments footnote.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which allows a company to make an irrevocable election, on specific election dates, to measure eligible items at fair value with unrealized gains and losses recognized in earnings at each subsequent reporting date. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, any upfront costs and fees related to the item will be recognized in earnings as incurred. Items eligible for the fair value option include:

▪	Certain recognized financial assets and liabilities;
▪	Rights and obligations under certain insurance contracts that are not financial instruments;
▪	Host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument; and
▪	Certain commitments.

FAS 159 was adopted by the Company on January 1, 2008. In implementing FAS 159, the Company elected not to take the fair value option for any eligible assets or liabilities in existence on January 1, 2008, or in existence at the date of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Offsetting of Amounts Related to Certain Contracts

On April 30, 2007, the FASB issued a FSP on FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”), which permits a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 had no effect on the financial condition, results of operations, or cash flows upon adoption by the Company on January 1, 2008, as it is the Company’s accounting policy not to offset such fair value amounts.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which creates a single model to address the accounting for the uncertainty in income tax positions recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement criteria that must be satisfied to recognize a financial statement benefit of tax positions taken, or expected to be taken, on an income tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage, that occurs by the exchange of a contract for a new contract, by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”), as short-duration and long-duration insurance contracts, and by FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”), as investment contracts.

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

Disclosures about Credit Derivatives and Certain Guarantees

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4” or “the FSP”), which does the following:

▪	Amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), requiring additional disclosures by sellers of credit derivatives;
▪

Amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requiring additional disclosure about the current status of the payment/performance risk of a guarantee; and

▪	Clarifies the effective date of FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The provisions of FSP FAS 133-1 and FIN 45-4 that amend FAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008, with early application encouraged. The Company is currently in the process of determining the impact of adoption of the FSP on its disclosures; however, as the pronouncement only pertains to additional disclosure, the Company has determined that the adoption of the FSP will have no financial statement impact.

The clarification in the FSP of the effective date of FAS 161 is consistent with the guidance in FAS 161 and the Company’s disclosure provided herein.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS 161, which requires enhanced disclosures about objectives and strategies for using derivatives, fair value amounts of and gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements, including:

▪	How and why derivative instruments are used;
▪	How derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and
▪	How derivative instruments and related hedged items affect an entity’s financial statements.

The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently in the process of determining the impact of adoption of FAS 161 on its disclosures; however, as the pronouncement only pertains to additional disclosure, the Company has determined that the adoption of FAS 161 will have no financial statement impact. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under FAS 133, as the Company has not historically sought hedge accounting treatment.

Business Combinations

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS No. 141, “Business Combinations,” as issued in 2001. FAS 141R requires most identifiable assets, liabilities, noncontrolling interest, and goodwill, acquired in a business combination to be recorded at full fair value as of the acquisition date, even for acquisitions achieved in stages. In addition, the statement requires:

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

FAS 141R also amends or eliminates various other authoritative literature.

The provisions of FAS 141R are effective for fiscal years beginning on or after December 15, 2008 for all business combinations occurring on or after that date. As such, this standard will impact any Company acquisitions that occur on or after January 1, 2009. Also, the Company will consider transition costs related to any acquisitions that may occur prior to January 1, 2009.

4.	Financial Instruments

Fair Value Measurements

FAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including
securities pledged	$141.9	$16,015.2	$3,204.8	$19,361.9
Equity securities, available-for-sale	246.1	-	-	246.1
Other investments (primarily derivatives)	-	156.3	91.9	248.2
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	666.4	-	-	666.4
Assets held in separate accounts	40,314.0	-	-	40,314.0
Total	$41,368.4	$16,171.5	$3,296.7	$60,836.6

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	-	-	700.0	700.0
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB"
and "GMAB")	-	-	41.4	41.4
Other liabilities (primarily derivatives)	-	411.5	-	411.5
Total	$-	$411.5	$741.4	$1,152.9

(1)	Level 3 net assets and liabilities accounted for 4.3% of total net assets and liabilities measured at fair value on a recurring basis.
Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 13.2%.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Valuations of Financial Assets and Liabilities

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in FAS 157. Valuations are obtained from third party commercial pricing services, brokers and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from the brokers are non-binding. The valuations are reviewed and validated monthly through comparisons to internal pricing models, back testing to recent trades, and monitoring of trading volumes.

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. No material changes to the valuation methods or assumptions used to determine fair values were made during the third quarter.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices or dealer quotes and are classified as Level 1 assets. The fair values for marketable bonds without an active market, excluding subprime and Alt-A mortgage-backed securities, are obtained through several commercial pricing services, which provide the estimated fair values, and are classified as Level 2 assets. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. Valuations obtained from third party commercial pricing services are non-binding and are validated monthly through comparisons to internal pricing models, back testing to recent trades, and monitoring of trading volumes.

Fair values of privately placed bonds are determined using a matrix-based pricing model and are classified as Level 3 assets. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company’s evaluation of the borrower’s ability to compete in their relevant market. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A mortgage-backed securities, has been declining during 2008 as a result of the dislocation of the credit markets. During the third quarter of 2008, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the third quarter. As a result, the Company concluded that the market for subprime and Alt-A mortgage-backed securities was inactive. The Company did not change its valuation procedures as a result of determining that the market was inactive. However, the Company determined that the classification within the valuation hierarchy should be transferred to Level 3 due to market inactivity.

At September 30, 2008, the fixed maturities valued using unadjusted broker quotes totaled $11,986.8.

Equity securities, available-for-sale: Fair values of these securities are based upon quoted market price and are classified as Level 1 assets.ing@insight.com

Cash and cash equivalents, Short-term investments, and Short-term investments under securities loan agreement: The carrying amounts for cash reflect the assets’ fair values. The fair values for cash equivalents and short-term investments are determined based on quoted market prices. These assets are classified as Level 1.

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts. Mutual funds, short-term investments and cash are based upon a quoted market price and are classified as Level 1.

Other financial instruments reported as assets and liabilities: The carrying amounts for these financial instruments (primarily derivatives) reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Condensed Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to deal only with investment grade counterparties with a credit rating of A- or better. The Company obtains a key input into the valuation model for puts, calls, and futures from one third party broker. Because the input is not received from multiple brokers, these fair values are not deemed to be calculated based on market observable inputs, and, therefore, these instruments are classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Investment contract guarantees: The Company records liabilities, which can be either positive or negative, for annuity contracts containing guaranteed riders for GMABs and GMWBs without life contingencies in accordance with FAS 133. The guarantee is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions.

The Company also records for its FIA contracts an embedded derivative liability for interest payments to contractholders above the minimum guaranteed interest rate, in accordance with FAS 133. The guarantee is treated as an embedded derivative and is required to be reported separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by best estimate assumptions.

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on publicly-traded bonds with similar term to maturity and priority of payment. The ING bond spread is applied to the discount factors for FIAs and the risk free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees. As of September 30, 2008, the credit ratings of ING and the Company remained relatively stable in relation to prior periods, which resulted in a minimal impact on the valuation of the reserves for all investment contract guarantees.

Level 3 Financial Instruments

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by FAS 157). These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In light of the methodologies employed to obtain the fair values of financial assets and liabilities classified as Level 3, additional information is presented below, with particular attention addressed to changes in derivatives, FIAs, and GMWBs and GMABs due to their impacts on the Company's results of operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and nine months ended September 30, 2008.

	Fixed maturities,				Investment
	available-for-sale				Contract Guarantees
	including						GMWB/
	securities pledged		Derivatives		FIA		GMAB
Balance at June 30, 2008	$1,328.8		$124.5		$(737.1)		$(16.1)
Capital gains (losses):
Net realized capital gains (losses)	(1.1)	(1)	(18.3)	(3)	58.2	(4)	(23.1)	(4)
Net unrealized capital gains (losses)(2)	(37.3)		-		-		-
Total net realized and unrealized
capital gains (losses)	(38.4)		(18.3)		58.2		(23.1)
Purchases, sales, issuances, and
settlements, net	49.1		(14.3)		(21.1)		(2.2)
Transfer in (out) of Level 3	1,865.3		-		-		-
Balance at September 30, 2008	$3,204.8		$91.9		$(700.0)		$(41.4)

		Fixed maturities,				Investment
		available-for-sale				Contract Guarantees
		including						GMWB/
		securities pledged		Derivatives		FIA		GMAB
Balance at January 1, 2008		$1,396.3		$298.2		$(925.6)		$(2.7)
	Capital gains (losses):
	Net realized capital gains (losses)	0.7	(1)	(131.0)	(3)	258.9	(4)	(32.0)	(4)
	Net unrealized capital
	gains (losses)(2)	(85.4)		-		-		-
	Total net realized and unrealized
	capital gains (losses)	(84.7)		(131.0)		258.9		(32.0)
	Purchases, sales, issuances, and
	settlements, net	27.9		(75.3)		(33.3)		(6.7)
	Transfer in (out) of Level 3	1,865.3		-		-		-
Balance at September 30, 2008		$3,204.8		$91.9		$(700.0)		$(41.4)

(1)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations and contains
	unrealized gains (losses) on Level 3 derivatives held at September 30, 2008. All gains and losses on Level 3 assets are
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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2008, the decline in the fair values of the FIA reserves was partially offset by a decline in the value of Level 3 derivatives that hedge the FIA exposure and the increase in the reserves for GMWBs and GMABs. The gains on the FIA embedded derivatives and the losses on the GMWBs ad GMABs were primarily driven by unfavorable equity market performance and changes in interest rates during the three and nine months ended September 30, 2008. In addition, derivatives experienced losses related to unfavorable equity market performance, resulting in a decline in the fair values of these assets. For the nine months ended September 30, 2008, the net realized gains attributable to credit risk were $11.3. The net unrealized capital losses related to fixed maturities were driven by the widening of credit spreads.

At September 30, 2008, the Company determined that the classification within the valuation hierarchy related to the subprime and Alt-A mortgage-backed securities within the RMBS portfolio should be changed due to market inactivity. This change is presented as transfers into Level 3 in the table above and discussed in more detail in the previous disclosure regarding RMBS.

5.	Investments

Other-Than-Temporary Impairments

The following tables identify the Company’s other-than-temporary impairments by type for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$159.5	81	$24.2	46
Foreign(1)	76.6	33	9.3	25
Residential mortgage-backed	87.1	17	0.1	8
Other asset-backed	18.4	15	4.7	18
Equity securities	6.2	2	-	-
Mortgage loans on real estate	1.8	1	-	-
Total	$349.6	149	$38.3	97
(1) Primarily U.S. dollars denominated.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	203.9	168	37.6		103
Foreign(1)	133.7	68	18.1		62
Residential mortgage-backed	128.9	35	1.0		12
Other asset-backed	60.0	57	15.4		61
Equity securities	9.0	3	-		-
Mortgage loans on real estate	4.8	1	-		-
Limited partnerships	0.5	1	-		-
Total	$540.8	333	$72.1		239
(1) Primarily U.S. dollars denominated.
*Less than $0.1.

The above schedules include $139.3 and $201.2 in other-than-temporary write-downs for the three and nine months ended September 30, 2008, respectively, and $1.5 and $5.9 for the three and nine months ended September 30, 2007, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following tables summarize these write-downs by type for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$98.2	63	$22.8	43
Foreign(1)	29.0	28	9.4	25
Residential mortgage-backed	67.9	10	-	-
Other asset-backed	15.2	5	4.6	18
Total	$210.3	106	$36.8	86
(1) Primarily U.S. dollar denominated.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	132.4	137	36.2		100
Foreign(1)	74.5	59	15.0		59
Residential mortgage-backed	85.9	15	-		-
Other asset-backed	46.8	25	15.0		60
Total	$339.6	236	$66.2		220
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The remaining fair value of fixed maturities with other-than-temporary impairments as of September 30, 2008 and 2007 was $2,428.4 and $2,075.3, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the nine months ended September 30, 2008 and 2007.

	2008	2007
Balance at January 1	$2,908.4	$2,669.9
Deferrals of commissions and expenses	619.0	486.3
Amortization:
Amortization	(595.7)	(359.1)
Interest accrued at 3% to 6%	110.8	115.9
Net amortization included in the Condensed
Statements of Operations	(484.9)	(243.2)
Change in unrealized capital (gains) losses on
available-for-sale securities	399.4	28.1
Effect of variable annuity guaranteed living
benefits reinsurance	85.7	-
Implementation of SOP 05-1	-	(4.8)
Balance at September 30	$3,527.6	$2,936.3

Activity within VOBA was as follows for the nine months ended September 30, 2008 and 2007.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	2008	2007
Balance at January 1	$128.7	$110.1
Amortization:
Amortization	(13.5)	(8.5)
Interest accrued at 3% to 5%	5.2	3.7
Net amortization included in the Condensed
Statements of Operations	(8.3)	(4.8)
Change in unrealized capital (gains) losses on
available-for-sale securities	119.1	8.0
Balance at September 30	$239.5	$113.3

During the nine months ended September 30, 2008, the Company revised and unlocked the assumptions related to mutual fund revenue, persistency and lapse for its annuity products, resulting in a $55.7 decrease in amortization of DAC and VOBA. The Company also recognized an $85.7 offset related to variable annuity guaranteed living benefits reinsurance during the second quarter of 2008. See the Related Party Transactions footnote for more information on the variable annuity guaranteed living benefits reinsurance agreement.

During the nine months ended September 30, 2007, the Company revised and unlocked the assumptions related to mutual fund revenue, separate account returns, and persistency for its annuity products, resulting in a $47.2 reduction in amortization of DAC and VOBA.

7.	Capital Contributions and Distributions

During the nine months ended September 30, 2008, the Company received a $1.1 billion capital contribution from its Parent. During the nine months ended September 30, 2007, the Company received a $150.0 capital contribution from its Parent.

On September 30, 2008, the Company paid its Parent a cash return of capital distribution in the amount of $900.0. During the nine months ended September 30, 2007, the Company did not pay any dividends or return of capital distributions to its Parent.

8.	Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2008 and 2007 were 7.7% and (29.9)%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2008 and 2007 were 11.9% and 20.9%, respectively. The effective rates differ from the statutory rate due to the following items:

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Statutory rate	35.0%	35.0%	35.0%	35.0%

Dividends received deduction	3.3%	(65.9)%	8.5%	(14.5)%
Valuation allowance	(31.1)%	-	(32.8)%	-
Interest	-	1.2%	-	0.3%
Other	0.5%	(0.2)%	1.2%	0.1%
Balance at September 30	7.7%	(29.9)%	11.9%	20.9%

Temporary Differences

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. At September 30, 2008 and 2007, the Company had a tax valuation allowance of $144.2 and $0, respectively, related to realized capital losses, which is included in Net (loss) income. Additionally, at September 30, 2008 and December 31, 2007, the Company had a tax valuation allowance of $38.3 and $46.9, respectively, related to unrealized capital losses, which is included in Accumulated other comprehensive income (loss).

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

A reconciliation of the change in unrecognized income tax benefits for the third quarter of 2008 is as follows:

Balance at January 1, 2008	$66.4
Additions for tax positions related to current year	5.3
Additions for tax positions related to prior years	0.7
Reductions for tax positions related to prior years	(13.9)
Reductions for settlements with taxing authorities	(0.4)
Balance at September 30, 2008	$58.1

The Company had $42.3 of unrecognized tax benefits as of September 30, 2008 and $43.2 of unrecognized tax benefits as of December 31, 2007 that would affect the Company’s effective tax rate if recognized.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Operations, respectively. The Company had accrued interest of $3.6 as of September 30, 2008 and $4.7 as of December 31, 2007. The decrease in accrued interest during the nine months ended September 30, 2008 primarily relates to the settlement of the 2003 IRS audit.

9.	Related Party Transactions

Proprietary Alpha Fund

The ING Proprietary Alpha Fund, LLC (“PAF”) is a multi-strategy investment fund established in 2007 as a U.S. domiciled limited liability company managed by ING Alternative Asset Management LLC (“IAAM”), an affiliate. The investment strategies within PAF include both long and short exposures to various investments and utilize various fixed income, equity, and derivative financial instruments. In September 2007, ING USA invested $125.0 into PAF.

In September 2008, the Company recognized $18.0 in losses related to financial instruments held by the PAF in the Lehman Liquidity Fund in response to the bankruptcy proceedings of Lehman Brothers, Inc. (“Lehman”).

ING Multi-Strategy Opportunity Fund

On September 30, 2008, the Company’s affiliate, Security Life of Denver Insurance Company, transferred 51.9% of its interest in the ING Multi-Strategy Opportunity Fund (the “Fund”) to the Company. The purchase price of the transfer was $68.9, based on the Fund’s net asset value as of September 30, 2008, and is included in Limited partnerships/ corporations on the Condensed Balance Sheets.

Reinsurance Agreements

Effective June 30, 2008, ING USA entered into an automatic reinsurance agreement with its affiliate, Security Life of Denver International Limited (“SLDI”). Under the terms of the agreement, ING USA ceded to SLDI 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders (the “Covered Benefits”) attached to certain variable annuity contracts issued by ING USA on or after January 1, 2000 (the “Contracts”). ING USA paid SLDI initial consideration of $665.8. Thereafter, ING USA will pay (i) new business consideration equal to 1.62% of premiums received from

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

contractholders on the Contracts and (ii) a base premium equal to the actual fees paid by contractholders for the Covered Benefits. Under the terms of the agreement, SLDI is required to provide ING USA full reserve credit for reinsurance by providing a letter of credit to ING USA or establishing a trust for its benefit, or a combination of a letter of credit and assets in trust. SLDI has provided ING USA with letters of credit in the aggregate amount of $368.0, with $217.0 issued under a letter of credit facility with its affiliate, ING Bank N.V. and the balance issued under a third party letter of credit facility. SLDI has also established a trust with The Bank of New York as trustee and ING USA as beneficiary in which SLDI assets totaling $483.0 have been deposited.

The value of reserves ceded by the Company under this agreement and the accompanying impact on DAC were $426.1 and $85.7, respectively, at September 30, 2008. In addition, a deferred loss on the transaction in the amount of $331.8 is presented in Other Assets on the Condensed Balance Sheets and is amortized over the period of benefit.

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

Under this agreement, the Company incurred interest expense of $0.6 and $1.2 for the three and nine months ended September 30, 2008, respectively and $2.4 and $3.0 for the three and nine months ended September 30, 2007, respectively. The Company earned interest income of $0.4 and $1.9 for the three and nine months ended September 30, 2008, respectively and $1.3 and $5.3 for the three and nine months ended September 30, 2007, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations. As of September 30, 2008, the Company had an outstanding receivableof $50.0 from ING AIH under the reciprocal loan agreement. As of December 31, 2007, the Company had no amounts due to or due from ING AIH under the reciprocal loan agreement.

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

As of September 30, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $609.3, $215.7 of which was with related parties. At December 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $616.3, $156.5 of which was with related parties. During the three and nine months ended September 30, 2008, $89.5 and $168.2, respectively, were funded to related parties under these commitments.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2008, the maximum liability of the Company under the guarantee was $32.5.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of September 30, 2008, the Company delivered $65.0 of cash collateral,

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Condensed Balance Sheets. As of December 31, 2007, the Company held $11.5 of cash collateral, which was included in Collateral held, including payables under securities loan agreement on the Balance Sheets and was reinvested in short-term investments.

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

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of September 30, 2008 and 2007.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	2008	2007
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(2,045.3)	$(155.7)
Equity securities, available-for-sale	(19.8)	(3.9)
DAC/VOBA adjustment on available-for-sale
securities	481.6	58.2
Sales inducements adjustment on available-for-sale	3.4	3.8
securities
Other investments	(5.9)	(5.9)
Unrealized capital (losses) gains, before tax	(1,586.0)	(103.5)
Deferred income tax asset (liability)	555.1	36.2
Deferred tax asset valuation allowance	(38.3)	(57.9)
Net unrealized capital (losses) gains	(1,069.2)	(125.2)
Pension liability, net of tax	(2.7)	(5.0)
Accumulated other comprehensive (loss) income	$(1,071.9)	$(130.2)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the nine months ended September 30, 2008 and 2007.

	2008	2007
Net unrealized capital holding gains (losses) arising
during the period(1)	$(1,205.6)	$(113.1)
Less: reclassification adjustment for gains (losses) and
other items included in Net income (loss)(2)	(285.6)	(52.8)
Net change in unrealized capital gains (losses) on securities	$(920.0)	$(60.3)

(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $(1,854.8) and $(173.9) for the nine months ended September 30, 2008 and 2007, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $(439.4) and $(81.2) for the nine months ended September 30, 2008 and 2007, respectively.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate) for each of the three and nine months ended September 30, 2008 and 2007, and financial condition as of September 30, 2008 and December 31, 2007. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2007 Annual Report on Form 10-K.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

(1)	The current financial crisis has reached unprecedented levels of market volatility and may materially adversely affect the Company’s business and results of operations;
(2)

Regulatory initiatives intended to alleviate the current financial crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect the Company’s results of operations, financial condition and liquidity;

(3)	Continuing adverse financial market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital;
(4)

The amount of statutory capital that the Company must hold to maintain its financial strength and credit ratings can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control;

(5)	Equity market volatility could negatively impact profitability and financial condition;
(6)	Changes in interest rates could have a negative impact on profitability and financial condition;
(7)	The Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners;
(8)	Changes in underwriting and actual experience could materially affect profitability;
(9)	Changes in reserve estimates may reduce profitability;
(10)	A downgrade in the Company’s ratings may negatively affect profitability and financial condition;
(11)	The continued availability of capital may affect the ability to grow;
(12)	A loss of key product distribution relationships could materially affect sales;
(13)	Competition could negatively affect the ability to maintain or increase profitability;
(14)

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company;

(15)	Litigation may adversely affect profitability and financial condition;
(16)	Changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(17)	The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability;
(18)

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition;

(19)	Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance;
(20)	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition; and

(21)	The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses.

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

The Company derives its revenue mainly from (a) fee income generated on variable assets under management (“AUM”), (b) investment income earned on fixed AUM, and (c) certain other management fees. Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners. Investment income is generated by fixed AUM, which is mainly funded by annuity products with fixed investment options and GIC deposits. The Company’s expenses primarily consist of (a) interest credited and other benefits to contractowners,

(b) amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses.

Economic Analysis

The financial market crisis of 2008 presents challenges for the Company and the insurance industry. The Company’s financial results continue to be affected by economic trends.

The credit and liquidity crisis caused turmoil in the financial markets in the third quarter of 2008 impacting short-term, LIBOR and U.S. Treasury rates. Although U.S. Treasury market rates declined in the third quarter, the unrealized and realized losses on fixed maturities increased due to the continued widening of credit spreads that is driven by the higher perceived risk related to investment grade securities.

LIBOR rates rose during the third quarter of 2008 with most of the increase occurring during September. As a result, any favorable effects of the increase on floating rate instruments will be felt primarily in the fourth quarter of 2008.

In the third quarter of 2008, short-term Treasury rates fell more than long-term rates. The rate declines were driven by investor “flight to quality”, which is the trend of investors selecting U.S. Treasuries as opposed to higher yielding, potentially riskier investments.

The credit crisis also negatively impacted equity markets, as investor confidence in the economy diminished. As a result, the Company experienced higher realized and unrealized losses on equity securities. The Company’s fee revenue from variable AUM is generally impacted by equity market performance as well as other factors. While the decline in equity market performance resulted in the reduction of fair values of variable assets, the increase in sales during 2007 and the first nine months of 2008 favorably impacted variable AUM in 2008, relative to the same period in 2007.

Results of Operations

The Company’s results of operations for the three and nine months ended September 30, 2008, and changes therein, reflected higher realized capital losses and higher Net amortization of DAC and VOBA driven by unfavorable market conditions, as well as higher interest credited and other benefits to contractowners. These losses were partially offset for the nine months ended September 30, 2008, by the impact of the adoption of Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”), and favorable fee and investment income as a result of increased average AUM, primarily driven by higher sales of variable annuity products during 2007 and 2008, and a higher block of business in force.

	Three Months Ended September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenues:
Net investment income	$336.2	$340.4	$(4.2)	(1.2)%
Fee income	284.5	311.1	(26.6)	(8.6)%
Premiums	5.0	4.9	0.1	2.0%
Net realized capital losses	(395.8)	(121.8)	(274.0)	NM
Other income	(0.1)	0.1	(0.2)	NM
Total revenue	229.8	534.7	(304.9)	(57.0)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	426.9	364.6	62.3	17.1%
Operating expenses	75.1	64.2	10.9	17.0%
Net amortization of deferred
policy acquisition costs and
value of business acquired	171.5	53.3	118.2	NM
Interest expense	8.0	9.7	(1.7)	(17.5)%
Other expense	13.8	5.8	8.0	NM
Total benefits and expenses	695.3	497.6	197.7	39.7%
(Loss) income before
income taxes	(465.5)	37.1	(502.6)	NM
Income tax benefit	(35.7)	(11.1)	(24.6)	NM
Net (loss) income	$(429.8)	$48.2	$(478.0)	NM
Effective tax rate	7.7%	(29.9)%
NM - Not meaningful.

	Nine Months Ended September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,100.2	$962.1	$138.1	14.4%
Fee income	950.3	865.3	85.0	9.8%
Premiums	14.3	14.8	(0.5)	(3.4)%
Net realized capital losses	(765.0)	(162.6)	(602.4)	NM
Other income	0.1	0.2	(0.1)	(50.0)%
Total revenue	1,299.9	1,679.8	(379.9)	(22.6)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	974.7	926.5	48.2	5.2%
Operating expenses	224.7	189.1	35.6	18.8%
Net amortization of deferred
policy acquisition costs and
value of business acquired	493.2	248.0	245.2	98.9%
Interest expense	23.1	24.7	(1.6)	(6.5)%
Other expense	25.4	19.7	5.7	28.9%
Total benefits and expenses	1,741.1	1,408.0	333.1	23.7%
(Loss) income before income taxes	(441.2)	271.8	(713.0)	NM
Income tax (benefit) expense	(52.4)	56.8	(109.2)	NM
Net (loss) income	$(388.8)	$215.0	$(603.8)	NM
Effective tax rate	11.9%	20.9%
NM - Not meaningful.

Revenues

Total revenue for the three and nine months ended September 30, 2008, was mainly impacted by increases in Net realized capital losses. The year-to-date losses were partially offset by increases in Net investment income and Fee income.

Net realized capital losses increased for the three and nine months ended September 30, 2008, primarily due to higher losses on fixed maturities as a result of other-than-temporary impairments driven by the widening of credit spreads. In addition, derivative realized losses increased for the nine months ended September 30, 2008, driven by poor equity market performance that resulted in losses on call options, partially offset by gains on futures.

For the three months ended September 30, 2008, the Company experienced lower losses on interest rate swaps due to the slight increase in LIBOR rates and larger notional outstanding.

The increase in Fee income for the nine months ended September 30, 2008, reflected an increase in average variable AUM, primarily driven by higher sales of variable annuities in 2007 and the first nine months of 2008, offset in part by a decline in equity market performance. However, fee income decreased for the three months ended September 30, 2008, primarily due to ceded fees in the amount of $53.4 related to the reinsurance agreement with Security Life of Denver International Limited (“SLDI”), an affiliate.

Net investment income for the nine months ended September 30, 2008, increased as the result of higher average assets supporting fixed AUM and surplus, which reflects a larger block of GICs, and fixed indexed annuities in force.

Benefits and Expenses

Total benefits and expenses for the three and nine months ended September 30, 2008, increased primarily due to higher Net amortization of DAC and VOBA and Interest credited and other benefits to contractowners.

The Net amortization of DAC and VOBA increased for the three and nine months ended September 30, 2008, reflecting lower estimated future gross profits driven by the decline in equity market performance.

Interest credited and other benefits to contractowners increased for the three and nine months ended September 30, 2008, primarily driven by the rise in interest credited on GICs mainly attributable to higher reserves on GICs added in the last half of 2007, as well as an increase in reserves for variable annuity guarantees, which was primarily due to the decline in equity market performance. These increases were partially offset by a decrease in reserves on fixed annuities also due to the decline in equity market performance.

Operating expenses increased for the three and nine months ended September 30, 2008, primarily due to higher non-deferred asset-based commissions and marketing expenses, as well as the continued growth of the business.

Income Taxes

Income tax (benefit) expense increased for the three and nine months ended September 30, 2008, primarily due to higher losses before taxes relative to the deduction allowed for dividends received, partially offset by the tax valuation allowance related to realized capital losses.

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

Portfolio Composition

The following table presents the investment portfolio at September 30, 2008 and December 31, 2007.

	2008		2007
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
Fixed maturities, available-for-sale,
including securities pledged	$19,361.9	78.6%	$22,776.0	81.7%
Equity securities, available-for-sale	246.1	1.0%	211.1	0.8%
Short-term investments	66.9	0.3%	188.0	0.7%
Mortgage loans on real estate	3,939.0	16.0%	3,701.7	13.3%
Policy loans	145.8	0.6%	155.8	0.5%
Other investments	874.8	3.5%	848.6	3.0%
Total investments	$24,634.5	100.0%	$27,881.2	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of September 30, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$140.0	$2.1	$0.1	$142.0
U.S. government agencies
and authorities	110.2	0.8	0.6	110.4
State, municipalities, and
political subdivisions	54.0	-	5.2	48.8

U.S. corporate securities:
Public utilities	1,458.4	5.5	76.6	1,387.3
Other corporate securities	6,258.4	21.0	455.4	5,824.0
Total U.S. corporate securities	7,716.8	26.5	532.0	7,211.3

Foreign securities(1):
Government	441.7	2.1	33.1	410.7
Other	3,153.6	9.3	259.9	2,903.0
Total foreign securities	3,595.3	11.4	293.0	3,313.7

Residential mortgage-backed securities	4,464.3	65.2	561.9	3,967.6
Commercial mortgage-backed securities	3,706.7	0.6	481.1	3,226.2
Other asset-backed securities	1,619.9	2.0	280.0	1,341.9

Total fixed maturities, including
securities pledged	21,407.2	108.6	2,153.9	19,361.9
Less: securities pledged	904.4	3.3	54.6	853.1
Total fixed maturities	$20,502.8	$105.3	$2,099.3	$18,508.8
(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2007.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$18.4	$1.0	$-	$19.4
U.S. government agencies and authorities	86.1	1.0	0.3	86.8
State, municipalities, and
political subdivisions	49.7	-	2.5	47.2

U.S. corporate securities:
Public utilities	1,417.5	22.8	13.4	1,426.9
Other corporate securities	6,742.7	81.1	67.0	6,756.8
Total U.S. corporate securities	8,160.2	103.9	80.4	8,183.7

Foreign securities(1):
Government	525.2	14.9	7.1	533.0
Other	3,280.6	40.5	59.4	3,261.7
Total foreign securities	3,805.8	55.4	66.5	3,794.7

Residential mortgage-backed securities	4,988.4	53.3	85.8	4,955.9
Commercial mortgage-backed securities	3,842.2	37.6	36.4	3,843.4
Other asset-backed securities	1,947.5	5.7	108.3	1,844.9

Total fixed maturities, including
securities pledged	22,898.3	257.9	380.2	22,776.0
Less: securities pledged	953.3	6.1	16.8	942.6
Total fixed maturities	$21,945.0	$251.8	$363.4	$21,833.4
(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at September 30, 2008 and December 31, 2007, respectively. Ratings are calculated using a rating hierarchy that considers Standard and Poor’s (“S&P”), Moody’s Investor’s Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows at September 30, 2008 and December 31, 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$8,118.7	41.9%	$10,023.0	43.9%
AA	1,278.2	6.6%	1,743.6	7.7%
A	3,578.1	18.5%	4,112.4	18.1%
BBB	5,458.4	28.2%	5,945.3	26.1%
BB	663.3	3.4%	676.0	3.0%
B and below	265.2	1.4%	275.7	1.2%
Total	$19,361.9	100.0%	$22,776.0	100.0%

95.2% and 95.8% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at September 30, 2008 and December 31, 2007, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, including securities pledged to creditors, by market sector were as follows at September 30, 2008 and December 31, 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$142.0	0.7%	$19.4	0.1%
U.S. government agencies and authorities	110.4	0.6%	86.8	0.4%
U.S. corporate, state, and municipalities	7,260.1	37.5%	8,230.9	36.0%
Foreign	3,313.7	17.1%	3,794.7	16.7%
Residential mortgage-backed	3,967.6	20.5%	4,955.9	21.8%
Commercial mortgage-backed	3,226.2	16.7%	3,843.4	16.9%
Other asset-backed	1,341.9	6.9%	1,844.9	8.1%
Total	$19,361.9	100.0%	$22,776.0	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of September 30, 2008, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$485.4	$486.1
After one year through five years	5,439.8	5,242.4
After five years through ten years	3,505.3	3,211.4
After ten years	2,185.8	1,886.3
Mortgage-backed securities	8,171.0	7,193.8
Other asset-backed securities	1,619.9	1,341.9
Less: securities pledged	904.4	853.1
Fixed maturities, excluding securities pledged	$20,502.8	$18,508.8

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

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A Loans to include residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income. Commencing in the fourth quarter of 2007, the Company expanded its definition of Alt-A loans to include residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default. Further, during the fourth quarter, the industry coalesced around classifying any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime into the Alt-A category, and the Company is following that lead. The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of September 30, 2008 and December 31, 2007.

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A mortgage-backed securities, has been declining during 2008 as a result of the dislocation of the credit markets. During the third quarter of 2008, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-a mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the third quarter. As a result, the Company concluded that the market for subprime and Alt-A mortgage-backed securities was inactive. The Company did not change its valuation procedures as a result of determining that the market was inactive.

The Company’s exposure to subprime mortgages was primarily in the form of asset-backed securities (“ABS”) structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above. As of September 30, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $654.2 and $204.3, respectively, representing 3.4% of total fixed maturities. As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $879.3 and $86.4, respectively, representing 3.9% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of September 30, 2008 and December 31, 2007:

2008				2007
% of Total				% of Total
Subprime				Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	56.6%	2007	37.2%	AAA	60.7%	2007	28.0%
AA	27.2%	2006	10.5%	AA	28.8%	2006	11.5%
A	8.4%	2005 and prior	52.3%	A	9.9%	2005 and prior	60.5%
BBB	3.2%		100.0%	BBB	0.6%		100.0%
BB and below	4.6%				100.0%
	100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of September 30, 2008, the fair value and gross unrealized losses aggregated to $1.2 billion and $423.4, respectively, representing 6.3% of total fixed maturities. As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $1.9 billion and $69.9, respectively, representing 8.3% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of September 30, 2008 and December 31, 2007:

2008				2007
% of Total Alt-A				% of Total Alt-A
Mortgage-backed Securities		Vintage		Mortgage-backed Securities		Vintage
AAA	94.9%	2007	32.7%	AAA	99.9%	2007	36.2%
AA	2.0%	2006	22.7%	AA	0.1%	2006	24.0%
A	1.5%	2005 and prior	44.6%		100.0%	2005 and prior	39.8%
BBB	0.2%		100.0%				100.0%
BB and below	1.4%
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

As of September 30, 2008, and December 31, 2007, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $3.2 billion and $3.8 billion, respectively, and other ABS, excluding subprime exposure, totaled $694.4 and $984.1, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of September 30, 2008, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 42.1%, 35.7%, and 9.5%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2007, the other ABS was broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 41.3%, 29.7%, and 14.3%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of September 30, 2008 and December 31, 2007:

2008				2007
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	96.2%	2008	0.4%	AAA	95.1%	2007	39.4%
AA	2.1%	2007	30.7%	AA	2.5%	2006	13.2%
A	0.8%	2006	29.0%	A	1.2%	2005 and prior	47.4%
BBB	0.7%	2005 and prior	39.9%	BBB	1.0%		100.0%
BB and below	0.2%		100.0%	BB and below	0.2%
	100.0%				100.0%

The following tables summarize the Company’s exposure to Other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of September 30, 2008 and December 31, 2007:

2008				2007
% of Total Other ABS		Vintage		% of Total Other ABS		Vintage
AAA	55.4%	2008	1.2%	AAA	59.3%	2007	30.5%
AA	17.8%	2007	21.2%	AA	5.9%	2006	11.8%
A	8.7%	2006	18.8%	A	10.1%	2005 and prior	57.7%
BBB	15.8%	2005 and prior	58.8%	BBB	24.5%		100.0%
BB and below	2.3%		100.0%	BB and below	0.2%
	100.0%				100.0%

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $3,939.0 and $3,701.7 at September 30, 2008 and December 31, 2007, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. At September 30, 2008 and December 31, 2007, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 25.1% and 24.5% of properties in California at September 30, 2008 and December 31, 2007, respectively.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at September 30, 2008 and December 31, 2007.

	2008				2007
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$348.9	16.1%	$37.7	1.8%	$106.1	27.9%	$5.0	1.3%
More than six months
and less than twelve
months below
amortized cost	762.0	35.4%	23.6	1.1%	171.3	45.1%	12.7	3.3%
More than twelve months
below amortized cost	931.6	43.3%	50.1	2.3%	81.6	21.5%	3.5	0.9%
Total unrealized capital loss	$2,042.5	94.8%	$111.4	5.2%	$359.0	94.5%	$21.2	5.5%

Unrealized losses in fixed maturities at September 30, 2008 and December 31, 2007, were primarily related to the effects of interest rate movement or changes in credit spreads on mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at September 30, 2008 and December 31, 2007.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2008	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$235.3	$333.2	$262.4	$830.9
Mortgage and other asset-backed securities	151.3	452.4	719.3	1,323.0
Total unrealized capital loss	$386.6	$785.6	$981.7	$2,153.9
Fair value	$5,715.4	$5,831.1	$4,182.8	$15,729.3

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2007	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$37.8	$49.2	$62.7	$149.7
Mortgage and other asset-backed securities	73.3	134.8	22.4	230.5
Total unrealized capital loss	$111.1	$184.0	$85.1	$380.2
Fair value	5,322.0	$3,248.4	$3,300.6	$11,871.0

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2008 and December 31, 2007.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2008	Cost	Amortized Cost	Cost	Loss
U.S. Treasuries	$-	$0.1	$-	$0.1
U.S. government agencies
and authorities	0.1	0.5	-	0.6
U.S. corporate, state, and
municipalities	164.6	217.7	154.9	537.2
Foreign	70.6	114.9	107.5	293.0
Residential mortgage-backed	64.5	176.2	321.2	561.9
Commercial mortgage-backed	70.6	239.9	170.6	481.1
Other asset-backed	16.2	36.3	227.5	280.0
Total unrealized capital loss	$386.6	$785.6	$981.7	$2,153.9

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2007	Cost	Amortized Cost	Cost	Loss
U.S. government agencies
and authorities	$-	$-	$0.3	$0.3
U.S. corporate, state,
and municipalities	16.6	31.4	34.9	82.9
Foreign	21.2	17.8	27.5	66.5
Residential mortgage-backed	51.1	29.3	5.4	85.8
Commercial mortgage-backed	3.8	27.0	5.6	36.4
Other asset-backed	18.4	78.5	11.4	108.3
Total unrealized capital loss	$111.1	$184.0	$85.1	$380.2

Of the unrealized losses aged more than twelve months, the average market value of the related fixed maturities was 81.6% of the average book value as of September 30, 2008. In addition, this category includes 1,315 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of September 30, 2008.

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

The following tables identify the Company’s other-than-temporary impairments by type for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$159.5	81	$24.2	46
Foreign(1)	76.6	33	9.3	25
Residential mortgage-backed	87.1	17	0.1	8
Other asset-backed	18.4	15	4.7	18
Equity securities	6.2	2	-	-
Mortgage loans on real estate	1.8	1	-	-
Total	$349.6	149	$38.3	97
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	203.9	168	37.6		103
Foreign(1)	133.7	68	18.1		62
Residential mortgage-backed	128.9	35	1.0		12
Other asset-backed	60.0	57	15.4		61
Equity securities	9.0	3	-		-
Mortgage loans on real estate	4.8	1	-		-
Limited partnerships	0.5	1	-		-
Total	$540.8	333	$72.1		239
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above schedules include $139.3 and $201.2 for the three and nine months ended September 30, 2008, respectively, and $1.5 and $5.9 for the three and nine months ended September 30, 2007, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following tables summarize these write-downs by type for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$98.2	63	$22.8	43
Foreign(1)	29.0	28	9.4	25
Residential mortgage-backed	67.9	10	-	-
Other asset-backed	15.2	5	4.6	18
Total	$210.3	106	$36.8	86
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2008		2007
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	132.4	137	36.2		100
Foreign(1)	74.5	59	15.0		59
Residential mortgage-backed	85.9	15	-		-
Other asset-backed	46.8	25	15.0		60
Total	$339.6	236	$66.2		220
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007
Fixed maturities, available-for-sale	$(377.8)	$(4.4)
Equity securities, available-for-sale	(6.6)	0.2
Derivatives	(9.8)	(117.6)
Other	(1.6)	-
Net realized capital (losses) gains	$(395.8)	$(121.8)
After-tax net realized capital (losses) gains	$(257.3)	$(79.2)

	Nine Months Ended September 30,
	2008	2007
Fixed maturities, available-for-sale	$(526.4)	$(61.1)
Equity securities, available-for-sale	(15.4)	0.5
Derivatives	(217.7)	(102.0)
Other	(5.5)	-
Net realized capital losses	$(765.0)	$(162.6)
After-tax net realized capital losses	$(497.3)	$(105.7)

Net realized capital losses increased for the three and nine months ended September 30, 2008, primarily due to higher losses on fixed maturities as a result of other-than-temporary impairments driven by the widening of credit spreads. In addition, derivative realized losses increased for the nine months ended September 30, 2008, driven by poor equity market performance that resulted in losses on call options, partially offset by gains on futures.

For the three months ended September 30, 2008, the Company experienced lower losses on interest rate swaps due to the slight increase in LIBOR rates and larger notional outstanding.

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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of September 30, 2008, the Company had derivative assets with a fair value of $247.8.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the prior December 31. As of September 30, 2008, the Company had an outstanding receivable of $50.0 from ING AIH under the reciprocal loan agreement. As of December 31, 2007, the Company had no amounts due to or due from ING AIH under the reciprocal loan agreement.

▪

A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of September 30, 2008 and December 31, 2007, the Company had no amounts outstanding under the revolving note facility.

▪

A $100.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of September 30, 2008 and December 31, 2007, the Company had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of September 30, 2008 and December 31, 2007, the Company had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. As of September 30, 2008 and December 31, 2007, the Company had $2,165.1 and $2,898.7, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. As of September 30, 2008 and December 31, 2007, assets with a carrying value of approximately $2,890.3 and $3,270.1, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Capital Contributions and Distributions

During the nine months ended September 30, 2008, the Company received a $1.1 billion capital contribution from its Parent. During the nine months ended September 30, 2007, the Company received a $150.0 capital contribution from its Parent.

On September 30, 2008, the Company paid its Parent a cash return of capital distribution in the amount of $900.0. During the nine months ended September 30, 2007, the Company did not pay any dividends or return of capital distributions to its Parent.

ING reached an agreement with the Dutch government to strengthen its capital position. On November 12, 2008, ING issued to the Dutch State non-voting Tier 1 securities for a total consideration of Euro 10 billion. $1.1 billion will be contributed to the various ING U.S. insurance companies and is comprised of the proceeds from the investment by the Dutch government and the redistribution of currently existing capital within ING. The portion to be contributed to the Company, if any, has not yet been determined.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2008, the maximum liability of the Company under the guarantee was $32.5.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of September 30, 2008, the Company delivered $65.0 of cash collateral, which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Condensed Balance Sheets. As of December 31, 2007, the Company held $11.5 of cash collateral, which was included in Collateral held, including payables under securities loan agreement on the Balance Sheets and was reinvested in short-term investments.

Reinsurance Agreements

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, Security Life of Denver Insurance Company (“Security Life”) effective August 20, 1999. Under the terms of this agreement, the Company facultatively cedes to Security Life, from time to time, certain GICs on a 100% coinsurance basis. The value of GIC reserves ceded by the Company under this agreement was $2.9 billion and $2.3 billion at September 30, 2008 and December 31, 2007, respectively. The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that Security Life is also a major GIC issuer. Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

The Company entered into an automatic reinsurance agreement with SLDI, an affiliate, dated June 30, 2008, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts, which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. The value of reserves ceded by the Company under this agreement was $426.1 at September 30, 2008. In addition, a deferred loss on the transaction in the amount of $331.8 is presented in Other Assets on the Condensed Balance Sheets and is amortized over the period of benefit.

During 2007, the Company entered into reinsurance agreements to provide 100% coverage for the net mortality risk associated with policies written by Security Life and Reliastar Life Insurance Company (“Reliastar”), an affiliate. As of September 30, 2008, the Company recognized losses related to assumed death benefits in the amount of $6.7.

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

On July 25, 2007, Moody’s affirmed the financial strength rating of ING U.S., including the Company, of Aa3 (Excellent) with a stable outlook. The rating is based on the strong implicit support and financial strength of the parent company, ING. On October 21, 2008, Moody's placed the Aa3 insurance financial strength rating on review for possible downgrade.

On June 18, 2008, A.M. Best Company, Inc. (“A.M. Best”) reaffirmed the financial strength rating of A+ (Superior) of ING U.S., including the Company, with a stable outlook. A.M. Best also affirmed and assigned issuer credit ratings of aa- to the same entities. Concurrently, A.M. Best affirmed the debt ratings of aa- on the two funding agreement backed securities programs sponsored by ING USA and the notes issued thereunder.

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

As of September 30, 2008 and December 31, 2007, the guaranteed value of these death benefits in excess of account values was estimated to be $9.8 billion and $2.7 billion, respectively, before reinsurance. The increase was primarily driven by the decrease in the account values of contractowners due to unfavorable equity market performance in the first nine months of 2008.

As of September 30, 2008, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $8.5 billion, of which $4.9 billion was projected to be covered by the Company’s equity hedging program. At December 31, 2007, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.8 billion, of which $537.6 was projected to be covered by the Company’s equity hedging program. As of September 30, 2008 and December 31, 2007, the Company recorded a liability of $361.2 and $209.4, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve in the first nine months of 2008, and higher future projected benefits in excess of account values.

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

Effective June 30, 2008, the Company reinsured most of its living benefit guarantees to an affiliated reinsurer to mitigate the risk produced by such benefits. Prior to June 30, 2008, the Company utilized an equity hedging program to mitigate these risks. Certain relatively smaller blocks of living benefit guarantees (GMABs and certain older versions of GMWBs) are still covered by the Company’s equity hedging program.

As of September 30, 2008 and December 31, 2007, the guaranteed value of these living benefits in excess of account values was estimated to be $6.3 billion and $506.5, respectively, before reinsurance. The increase was primarily driven by the decrease in the account values of contractowners due to unfavorable equity market performance in the first nine months of 2008.

As of September 30, 2008, the guaranteed value of these living benefits in excess of account values, net of the living benefit reinsurance agreement, was $93.3.

The Company recorded a liability representing the estimated net present value of its future obligation for living benefits in excess of account values, net of reinsurance, as of September 30, 2008 and December 31, 2007, of $70.2 and $149.3, respectively. The increase in the reserves due to the unfavorable equity market performance was more than offset by the reserves ceded under the new living benefit reinsurance agreement.

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

The current financial crisis has reached unprecedented levels of market volatility and may materially adversely affect the Company’s business and results of operations

Markets in the United States and elsewhere have been experiencing extreme volatility and disruption, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. In recent weeks, this volatility and disruption have reached unprecedented levels. These circumstances have also exerted downward pressure on stock prices and the availability of credit. These market conditions may continue to affect the Company’s results of operations and investment portfolio since the Company is exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads and equity prices.

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain contractowners may surrender their contracts, requiring the Company to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of the Company’s products, sustained declines in long term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain liabilities, creating asset liability duration mismatches and possibly lower spread income due to minimum interest rate guarantees on certain liabilities.

This market environment has also reduced the liquidity of institutional investors, which has limited their ability to purchase guaranteed investment contracts and funding agreements (collectively “GICs”). These adverse market conditions may constrain the Company’s ability to issue GICs in the near term and may result in a reluctance of clients to renew their contracts.

With the recent widening of credit spreads, the net unrealized loss position of the Company’s investment portfolio has increased, as have other-than-temporary impairments. If issuer credit spreads continue to widen or increase significantly over an extended period of time, it would likely exacerbate these effects, resulting in greater and additional other-than-temporary impairments.

One important primary exposure to equity risk relates to the potential for lower earnings associated with variable annuities where fee income is earned based upon the fair value of the assets under management. During the course of 2008, the declines in equity markets have negatively impacted assets under management. As a result, fee income earned on the value of those assets under management has also been negatively impacted.

In addition, certain of the Company’s products offer guaranteed benefits which increase the potential benefit exposure should equity markets decline. Due to declines in equity markets during 2008, the liability for these guaranteed benefits has increased. While the Company uses reinsurance in combination with derivative instruments to minimize the risk associated with these guaranteed benefits, the Company is liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay, and are subject to the risk that other management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Regulatory initiatives intended to alleviate the current financial crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect the Company’s results of operations, financial condition and liquidity

In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, make equity investments in certain financial institutions and purchase mortgage-backed and other securities from financial institutions, for an aggregate amount of up to $700 billion, for the purpose of stabilizing the financial markets. The U.S. federal government, the Federal Reserve Board and comparable authorities in other countries have taken or are considering taking other actions to address the financial crisis that could further impact our business. The Company cannot predict with any certainty the effect these actions will have on the financial markets or on the Company’s business, results of operations, cash flows and financial condition. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates and foreign exchange rates, which could materially affect the Company’s investments, results of operations and liquidity in ways that are not predictable. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect the Company’s results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, the Company may need to raise additional capital or consider other transactions to manage our capital position or our liquidity.

In addition, the Company is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the National Association of Insurance Commissioners (“NAIC”), the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), Financial Accounting Standards Board, and state attorneys general. In light of the current financial crisis, some of these authorities are or may in the future consider enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way the Company conducts its business and manages capital, and may require the Company to satisfy increased capital requirements, any of which in turn could materially affect the Company’s results of operations, financial condition and liquidity.

Continuing adverse financial market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital

Adverse capital market conditions may affect the availability and cost of borrowed funds, including commercial paper, thereby ultimately impacting profitability and ability to support or grow the businesses. While the Company has various sources of liquidity available, adverse market conditions could impact the cost and availability of these borrowing sources. Without sufficient liquidity, the Company could be forced to curtail certain operations, and the business could suffer.

The amount of statutory capital that the Company must hold to maintain its financial strength and credit ratings can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control

The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors – the amount of statutory income or losses generated by the Company (which itself is sensitive to equity market and credit market conditions), the amount of additional capital the Company must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting, changes in interest rates, as well as changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by its statutory surplus amounts and RBC. In addition, rating agencies may implement changes to internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain our current ratings. In addition, in extreme scenarios of equity market declines, the amount of additional statutory reserves that the Company is required to hold for variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating the Company’s RBC ratios. To the extent that the Company’s statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, the Company may seek to raise additional capital. Alternatively, if the Company were unable to raise additional capital in such a scenario, the Company’s financial strength and credit ratings might be downgraded by one or more rating agencies.

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

▪

The Company tries to minimize its exposure to variable annuity and fixed index annuity guaranteed benefits by using reinsurance and other risk management strategies, including a hedging program. If the Company is not successful in minimizing these risks, the Company’s future profitability may be negatively impacted. The factors that could cause the Company to be unsuccessful in minimizing these risks would include, though not be limited to, the risk that reinsurers or derivative counterparties would be unable or unwilling to meet their contractual obligations; the risk that the Company is not able to enter into derivative contracts used for hedging at a reasonable cost or in sufficient volumes; the risk that other risk management strategies would not be effective; the risk that a long-term decline in interest rates would result in higher than anticipated costs of guarantees; the risk that policyholder behavior (e.g., lapses, annuitizations and withdrawals) deviates significantly from assumed, causing higher than expected costs of guarantees; and the risk that unfavorable market changes would produce losses beyond what is covered by the Company’s risk management strategies.

▪

If the Company’s expectations of future performance and profits decrease, it may be required to limit capitalization of certain policy acquisition costs, accelerate the amortization of deferred policy acquisition costs, and strengthen reserves, decreasing profits.

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

As interest rates decline, borrowers may prepay or redeem mortgages and bonds with embedded call options that are owned as investments by the Company. This may force the Company to reinvest the proceeds at lower interest rates. In addition, many of the Company’s annuity products contain minimum interest rate guarantees that limit the Company’s ability to lower interest rates credited to contractowners in response to lower investment returns. A decrease in the difference between earned investment income and the interest credited to contractowners further reduces profits. This decrease in profits may also require the Company to limit capitalization of certain policy acquisition costs, accelerate amortization of deferred policy acquisition costs, and strengthen reserves, decreasing profits.

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

On September 18, September 29, October 2, 2008 and October 10, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service (“Moody’s”) and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

In view of the difficulties experienced recently by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating organization models for maintenance of certain ratings levels. It is possible that the outcome of such reviews of the Company will have adverse ratings consequences, which could have a material adverse effect on results of operation and financial condition.

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

Litigation may adversely affect profitability and financial condition

The Company is, and may be in the future, subject to legal actions in the ordinary course of insurance, investment management, and other business operations. These legal actions may include proceedings relating to aspects of businesses and operations that are specific to the Company and proceedings that are typical of the businesses in which the Company operates. Some of these proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble, and/or punitive damages. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have an adverse effect on the Company’s reputation, results of operations, or cash flows, in particular quarterly or annual periods.

Changes in regulation in the United States and recent regulatory investigations may reduce profitability

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States. The primary purpose of state regulation is to protect contractowners, and not necessarily to protect creditors and investors. State insurance and securities regulators, state attorneys general, the NAIC, the SEC, FINRA, the Department of Labor (“DOL”) and the IRS continually reexamine existing laws and regulations and may impose changes in the future. Changes in legislation and administrative policies, or new interpretations of existing laws, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase costs, reduce new product sales, or result in higher taxes affecting the Company, thus reducing the Company’s profitability.

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

The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition

The Company is exposed to various risks arising from natural disasters, including hurricanes, global warming, floods, earthquakes, tornadoes, and pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), as well as man-made disasters, including acts of terrorism and military actions, which may adversely affect assets under management, results of operations and financial condition, as follows:

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

See Exhibit Index on pages 71-73 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2008 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By: /s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

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

4.6

Interest in Fixed Account I under Variable Annuity Contracts - Incorporated herein by reference to: Post-Effective Amendment No. 12 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on April 23, 1999 (File Nos. 033-59261, 811-5626); Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on April 23, 1999 (File Nos. 333-28769, 811-5626); and Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on June 24, 2000 (File Nos. 333-33914, 811-5626).

4.7

Interests in Fixed Account II under Variable Annuity Contracts - Incorporated herein by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 2, 2000 (File Nos. 333-28679, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 2 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on February 26, 2001 (File Nos. 333-30180, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 23, 1999 (File Nos. 333-28755, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 23, 1999 (File Nos. 333-66757, 811-5626), Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 26, 2001 (File Nos. 333-63692, 811-5626), Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on December 11, 2001 (File Nos. 333-70600, 811-5626), Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on April 16, 2003 (File Nos. 333-90516, 811-5626) and Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on July 3, 2003 (File Nos. 333-101481, 811-5626).

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