Form 10-K
period 2008-12-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2009-03-31
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of March 24, 2009, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Annual Report on Form 10-K

For the Year Ended December 31, 2008

TABLE OF CONTENTS
		PAGE
PART I

Item 1.	Business**	3
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties**	28
Item 3.	Legal Proceedings	28
Item 4.	Submission of Matters to a Vote of Security Holders*	28

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	29
Item 6.	Selected Financial Data***	30
Item 7.	Management’s Narrative Analysis of the Results of Operations and
	Financial Condition**	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	82
Item 8.	Financial Statements and Supplementary Data	87
Item 9.	Changes in and Disagreements With Accountants on Accounting and
	Financial Disclosure	156
Item 9A.	Controls and Procedures	156
Item 9B.	Other Information	157

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance*	158
Item 11.	Executive Compensation*	158
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters*	158
Item 13.	Certain Relationships, Related Transactions, and Director Independence*	158

Item 14.	Principal Accounting Fees and Services	159

PART IV

Item 15.	Exhibits, Financial Statement Schedules	161

	Index to Financial Statement Schedules	162
	Signatures	166
	Exhibits Index	167

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

Description of Business

ING’s U.S.-based operations offer a broad range of life insurance, annuity, mutual fund, employee benefit, defined contribution, guaranteed investment, and funding agreement contracts. For the year ended December 31, 2008, ING’s U.S.-based operations were ranked sixth in sales of variable annuities according to data published by Morningstar, Inc. and sixteenth in sales of fixed annuities, excluding structured settlements, according to data published by LIMRA International Inc. (“LIMRA”). The Company serves as one of the primary vehicles through which ING’s U.S.-based operations write variable and fixed annuity business. According to LIMRA’s fourth quarter 2008 sales report on Stable Value and Funding Agreement products, ING’s U.S.-based operations were ranked third in market share for funding agreement contracts, and seventh for traditional general account guaranteed investment contracts, in terms of total assets.

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

At December 31, 2008 and 2007, the guaranteed value of these death benefits in excess of account values was estimated to be $16.6 billion and $2.7 billion, respectively, before reinsurance. The increase was primarily driven by the decrease in account values due to unfavorable equity market performance in 2008.

At December 31, 2008, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $15.0 billion, of which $10.7 billion was projected to be covered by the Company’s equity hedging program. At December 31, 2007, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.8 billion, of which $537.6 was projected to be covered by the Company’s equity hedging program. As of December 31, 2008 and 2007, the Company recorded a liability of $565.4 and $209.4, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve during 2008 and higher future projected benefits in excess of account values.

Guaranteed Living Benefits:

▪	Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary.
▪

Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees lifetime annual withdrawals, after certain ages are reached, of a percentage of premiums paid. The percentage may vary by age at first withdrawal and depending on the base annuity contract. For certain (more recent) versions, there are annual step-up (for up to 10 years) and quarterly ratchet features that may increase the amount to which the percentage is applied for the annual withdrawal amount calculation. Other versions have a quarterly ratchet feature only. A joint life-time withdrawal benefit option is available to include coverage for spouses. Most versions of the withdrawal benefit have reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

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

Effective June 30, 2008, the Company reinsured most of its living benefit guarantees to an affiliated reinsurer to mitigate the risk produced by such benefits. This reinsurance agreement covers all of the GMIBs, as well as the GMWBs with lifetime guarantees (“the “Reinsured living benefits”). The GMABs and the GMWBs without lifetime guarantees (the “Non-reinsured living benefits”) are not covered by this reinsurance.

Prior to June 30, 2008, the Company utilized an equity hedging program to mitigate risks associated with all living benefits. The non-reinsured living benefits are still covered by the Company’s equity hedging program.

For the reinsured living benefits, as of December 31, 2008 and 2007, the guaranteed value of these benefits in excess of account values was estimated to be $12.0 billion and $397.5, respectively, before reinsurance. The increase was primarily driven by the decrease in the account values of contractowners due to unfavorable equity market performance in 2008. After reinsurance, the guaranteed values in excess of account value were $0 and $397.5 for December 31, 2008 and 2007, respectively. The Company recorded a liability, net of reinsurance, representing the estimated net present value of its future obligations for these benefits of $0 and $138.0 as of December 31, 2008 and 2007, respectively.

For the non-reinsured living benefits, as of December 31, 2008 and 2007, the guaranteed value of these benefits in excess of account values was $310.0 and $109.0, respectively. The Company recorded a liability representing the estimated net present value of its future obligations for these benefits of $153.0 and $11.3 as of December 31, 2008 and 2007, respectively.

Equity Hedging Program: In order to hedge equity risk associated with non-reinsured GMDBs and guaranteed living benefits, the Company enters into futures positions on various public market equity indices chosen to closely replicate contractowner variable fund returns. The Company uses market consistent valuation techniques to establish its derivative positions and to rebalance the derivative positions in response to market fluctuations. One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. In the fourth quarter of 2008, the Company began a new tactical hedging program designed to mitigate the impact of equity market movements on future fee income for its variable annuity business. The Company also administers a hedging program that mitigates both equity risk and equity volatility risk associated with its Principal Guard GMWB product issued in 2005 and beyond. This hedge strategy primarily involves entering into put options. The derivatives under the equity hedging programs do not qualify for hedge accounting under accounting principles generally accepted in the United States (“US GAAP”).

Other risks posed by market conditions, such as interest rate risk and the majority of the Company’s equity volatility risk, and risks posed by contractowner experience, such as surrender and mortality experience deviations, are not explicitly mitigated by this program. In addition, certain funds, where there is no replicating market index and where hedging is not appropriate, as well as certain enhanced death benefits, are excluded from the program.

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

S&P 500 call options are purchased and written to hedge equity risk associated with FIA contracts. During the fourth quarter of 2007, the Company began using futures contracts to hedge certain FIA contracts. The FIA hedging program is limited to currently accruing liabilities resulting from participation rates that have already been set, and measured using capital market valuation techniques. Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged. The derivatives under the FIA hedging program do not qualify for hedge accounting under US GAAP.

The Company’s major source of income from fixed annuities is the spread between the investment income earned on the underlying general account assets and the interest rate credited to contractowner accounts.

Guaranteed Investments Contracts and Funding Agreements: The Company is also a provider of GICs issued to the stable value market and other institutional customers. The Company may issue GICs to one or more special purpose entities, including the ING USA Global Funding Trusts, which concurrently sell notes to institutional or retail investors in order to fund the purchase of GICs. The Company profits from the sale of GICs by earning income in excess of the amount credited to the customer accounts, less the cost of administering the product. The Company bears the investment risk because, while the Company credits customer accounts with an interest rate based on a predetermined index, plus a spread or a fixed rate, the Company cannot be certain the investment income earned on the general account investments, less expenses will exceed that rate.

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

The Company is not dependent upon any single customer, and no single customer accounted for 10.0% or more of the Company’s revenue in 2008. The only distributor that produced 5.0% or more of 2008 annuity sales was the ING Advisors Network (a group of broker-dealers affiliated with the Company), which produced approximately 12.2% of annuity sales.

Assets Under Management

A substantial portion of the Company’s fees, or other charges and margins, are based on general and separate account assets under management (“AUM”). General account AUM represents assets in which the Company bears the investment risk, while separate account AUM represents assets in which the contractowners bear the investment risk. AUM is principally affected by net deposits (i.e., annuity premiums and GIC deposits, less surrenders), investment performance (i.e., interest credited to contractowner accounts for fixed options or market performance for variable options), and contractowner retention. The general and separate account AUM was as follows at December 31, 2008 and 2007.

	December 31,
	2008	2007
Variable annuities	$35,112.3	$45,525.9
Fixed annuities	17,284.2	17,167.4
GICs	6,233.2	6,976.1
Other insurance products	1,255.1	1,300.9
Total	$59,884.8	$70,970.3

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

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Deferred annuity crediting rates and reserve interest rates varied by product up to 10.0% for 2008 and 2007, and 7.8% for 2006.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2008, 2007, and 2006, immediate annuity reserve interest discount rates varied up to 8.0%.

Reserves for FIAs are computed in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”), FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and FAS No. 157, “Fair Value Measurements” (“FAS 157”). Accordingly, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in the Statements of Operations.

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses, less the present value of future net premiums.

Under Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts” (“SOP 03-1”), the Company calculates additional liabilities (“SOP 03-1 reserves”) for certain variable annuity guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The SOP 03-1 reserve for such products recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

The Company calculates a benefit ratio for each block of business subject to SOP 03-1, and calculates an SOP 03-1 reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period. The SOP 03-1 reserve is accumulated at interest rates using rates consistent with the deferred policy acquisition costs model for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

GMABs and GMWBs without life contingent payouts are considered to be derivatives under FAS 133. The additional reserves for these guarantees are recognized at fair value through the Statements of Operations.

Reserves for GICs are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

As of December 31, 2008 and 2007, the Company’s life and annuity insurance reserves (general and separate account) and deposit-type funds were comprised of each type of the following products:

	2008		2007
	Reserves	% of Total	Reserves	% of Total
Variable annuity	$36,680.1	55.0%	$45,941.2	60.5%
Fixed annuity	18,976.0	28.5%	19,233.4	25.3%
GICs	9,401.4	14.1%	9,415.1	12.4%
Other insurance products	1,604.0	2.4%	1,349.7	1.8%
Total	$66,661.5	100.0%	$75,939.4	100.0%

Reinsurance Arrangements

The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses from its annuity and life insurance businesses. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the Company’s primary liability as the direct insurer of the risks. Reinsurance treaties are structured as yearly renewable term, coinsurance, or modified coinsurance. The Company bases its selection of a reinsurer on the financial strength of the reinsurer.

The Company currently has a significant concentration of ceded reinsurance with its affiliate, Security Life of Denver Insurance Company (“Security Life”). At December 31, 2008, the Company has reinsurance primarily related to GICs, fixed annuities, and universal life policies with Security Life.

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

Effective June 30, 2008, ING USA entered into an automatic reinsurance agreement with its affiliate, Security Life of Denver International Limited (“SLDI”). Under the terms of the agreement, ING USA ceded to SLDI 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by ING USA on or after January 1, 2000.

The Company also currently reinsures risks ceded by its affiliate, ReliaStar Life Insurance Company (“ReliaStar”), on life insurance policies through bulk reinsurance agreements, a coinsurance funds withheld agreement, and a quota share retrocession agreement.

See “Liquidity and Capital Resources – Reinsurance Agreements” in Management’s Narrative Analysis of the Results of Operations and Financial Condition for further discussion on the Company’s reinsurance arrangements.

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

Ratings

On January 27, 2009, S&P reaffirmed its AA (Very Strong) counterparty credit and financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company. S&P also, on that date, reaffirmed it’s A-1+ short-term counterparty credit rating on the Company. S&P currently maintains a negative outlook for the Company. In February 2009, S&P announced that it will conduct new reviews of the ratings of European global multi-line insurers to assess their ability to “maintain financial strength through a period of heightened stress.” Upon completion of its review, S&P announced on March 31, 2009 that it had downgraded ING U.S., including the Company, to AA- from AA and reaffirmed a negative outlook for the Company.

On October 21, 2008, Moody’s Investors Service, Inc. (“Moody’s”) placed the Aa3 insurance financial strength rating of ING U.S. under review for possible downgrade. On January 28, 2009, Moody’s downgraded the insurance financial ratings of ING U.S., including the Company, to A1 from Aa3 and removed its outlook from Negative to Stable. Moody’s also, on that date, affirmed the short-term financial strength rating of Prime-1 (P-1) for the Company.

On June 18, 2008, A.M. Best Company, Inc. (“A.M. Best”) reaffirmed the financial strength rating of A+ (Superior) of ING U.S., including the Company, with a stable outlook. A.M. Best assigned an issuer credit rating of aa- to ING USA at that time.

On January 28, 2009, Fitch Ratings Ltd. (“Fitch”) downgraded its ratings for ING U.S. from AA to AA- and kept its outlook at Negative.

The downgrades by Fitch and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment. In response to weakening global markets, the rating agencies have been continuously reevaluating their ratings of banks and insurance companies around the world. Over the past several months, the rating agencies have adjusted their outlook of the financial services industry overall downward, while reviewing the individual ratings they give to specific entities.

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

The SEC, the Financial Industry Regulatory Authority (“FINRA”), the self-regulatory organization which succeeded to the regulatory functions of the National Association of Securities Dealers and the New York Stock Exchange, and, to a lesser extent, the states, regulate sales and investment management activities and operations of the Company. Generally, the Company’s variable annuity products and certain of its fixed annuities are registered as securities with the SEC. Regulations of the SEC, Department of Labor (“DOL”), and Internal Revenue Service (“IRS”) also impact certain of the Company’s annuity, life insurance, and other investment products. These products may involve separate accounts and mutual funds registered under the Investment Company Act of 1940.

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

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this liability to be $10.5 and $11.6 as of December 31, 2008 and 2007, respectively. The Company has also recorded an asset of $3.7 and $4.6 as of December 31, 2008 and 2007, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to the Company’s businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

The Company had 1,325 employees as of December 31, 2008, primarily focused on managing new business processing, product distribution, marketing, customer service, and product management for the Company and certain of its affiliates, as well as providing product development, actuarial, and finance services to the Company and certain of its affiliates. The Company also utilizes services provided by ING North America Insurance Corporation and other affiliates. These services include underwriting, risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, product distribution, marketing, customer service, product management, actuarial, and finance related services. The affiliated companies are reimbursed for the Company’s use of various services and facilities under a variety of intercompany agreements.

Item 1A.	Risk Factors

In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those which are described below.

The current financial crisis has reached unprecedented levels of market volatility and has adversely affected and may continue to adversely affect the Company’s business and results of operations

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than twelve months, due largely to the stresses affecting the global financial systems, which accelerated significantly in the second half of 2008. The United States has entered a severe recession that is likely to persist throughout and even beyond 2009, despite past and future expected governmental intervention in the world’s major economies. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Economic conditions have continued to deteriorate in early 2009. These market conditions have affected and may continue to affect the Company’s results of operations and investment portfolio since the Company is exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads and equity prices.

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Changes in interest rates may be caused by either changes in the underlying risk-free rates or changes in the credit spreads required for various levels of risk within the market. A rise in interest rates or widening of credit spreads will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain contractowners may surrender their contracts, requiring the Company to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of the Company’s products, sustained declines in long term interest rates may subject the Company to reinvestment risks, increased hedging costs, and increased costs of guaranteed benefits. As interest rates decline, borrowers may prepay or redeem mortgages and other investments with embedded call options. This may force the Company to reinvest the proceeds at lower interest rates. In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain liabilities, creating asset liability duration mismatches and possibly lower spread income due to minimum interest rate guarantees on certain liabilities.

This market environment has also reduced the liquidity of institutional investors, which has limited their ability to purchase guaranteed investment contracts and funding agreements (collectively “GICs”). These adverse market conditions may constrain the Company’s ability to issue or renew GICs in the near term and may increase the interest costs associated with new contracts.

With the continued widening of credit spreads, the net unrealized loss position of the Company’s investment portfolio increased $1.8 billion in 2008, and has also contributed to the increase in other-than-temporary impairments and trading losses. If issuer credit spreads continue to widen or increase significantly over an extended period of time, it would likely exacerbate these effects, resulting in greater and additional other-than-temporary impairments. In addition, a reduction in market liquidity has made it difficult to value certain of the Company’s securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant changes which could have a material adverse effect on the Company’s results of operations or financial condition.

Another important primary exposure to equity risk relates to the potential for lower earnings associated with variable annuities where fee income is earned based upon the fair value of the assets under management. During the course of 2008, the declines in equity markets have negatively impacted assets under management. As a result, fee income earned on the value of those assets under management has been negatively impacted. A decline in the equity markets also caused an increase in both hedging costs and costs of guaranteed benefits.

In addition, certain of the Company’s products offer guaranteed benefits which increase the potential benefit exposure should equity markets decline. Due to declines in equity markets during 2008, the liability for these guaranteed benefits has increased and the Company’s statutory capital position has decreased. While the Company uses reinsurance in combination with derivative instruments to minimize the risk associated with these guaranteed benefits, the Company is liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay, and are subject to the risk that other management procedures prove ineffective or that unanticipated policyholder behavior, combined with sustained adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Continuing adverse financial market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital

Adverse capital market conditions may affect the availability and cost of borrowed funds, including commercial paper, thereby ultimately impacting profitability and ability to support or grow the businesses. The Company’s capital position declined in 2008 relative to 2007, and the Company expects continued pressure in 2009. Further significant declines in the Company’s capital position could impair the ability to support the business, to absorb continuing operating losses and liabilities under customer contracts and to preserve overall competitiveness. The Company has taken a number of steps to preserve capital and mitigate risk. These initiatives include entering into reinsurance arrangements, modifying product features, adjusting hedging activities, mitigating risks in the Company’s investment portfolio, and reducing the expense base. Taken as a whole, these actions may not be effective, especially if the global economy experiences further shocks. Even if effective, certain measures may have unintended consequences. For example, adjusting the hedging program may better protect statutory surplus, but may also result in greater earnings volatility, additional costs or other charges or adversely affect the ability to compete.

While the Company has various sources of liquidity available, sustained adverse market conditions could impact the cost and availability of these borrowing sources, including utilization of letters of credit through offshore reinsurance agreements. The Company may not be able to raise sufficient cash as and when required if the financial markets remain in turmoil, and any cash raised may be on unfavorable terms. Any sales of securities or other assets may be completed on unfavorable terms or cause the Company to incur losses. The Company would lose the potential for market upside on those assets in a market recovery. Without sufficient liquidity, the Company could be forced to curtail certain operations, and the business could suffer.

The amount of statutory capital that the Company must hold to maintain its financial strength and credit ratings can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control

The National Association of Insurance Commissioners (“NAIC”) has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors – the amount of statutory income or losses generated by the Company (which itself is sensitive to equity market and credit market conditions), the amount of additional capital the Company must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting, changes in interest rates, as well as changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by its statutory surplus amounts and RBC. In addition, rating agencies may implement changes to internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, in extreme scenarios of equity market declines or sustained periods of low interest rates, the amount of additional statutory reserves that the Company is required to hold for variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating the Company’s RBC ratios. On January 28, 2009, the Company’s financial strength ratings were downgraded by two rating agencies. See Item 1. Business. To the extent that the Company’s statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, the Company may seek to raise additional capital. Alternatively, if the Company were unable to raise additional capital in such a scenario, the Company’s financial strength and credit ratings might be further downgraded by one or more rating agencies.

The Company has experienced ratings downgrades recently and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability and financial condition

Ratings are an important factor in establishing the competitive position of insurance companies. On January 28, 2009, Moody’s downgraded the financial strength rating of ING U.S., including the Company, to “A1” from “Aa3”. On the same day, Fitch Ratings downgraded the financial strength rating of ING U.S., including the Company, to “AA-” from “AA”. On March 31, 2009, S&P downgraded the financial strength rating of ING U.S., including the Company, to "AA-" from "AA". See "Ratings" in Item 1. Business.

A downgrade, or the potential for a downgrade, of any of the Company’s ratings may lead to lower margins and fee income as follows:

▪	Increase in contract surrenders and withdrawals;
▪	Termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of products and services;
▪	Reduction of new annuity contract and GIC sales or renewals; and
▪	Ratings triggers under Collateral Support Annexes of derivatives contracts, which would require the Company to post additional collateral.

The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

▪	Statutory capital;
▪	Risk of investment portfolio;
▪	Economic trends affecting the financial services industry;
▪	Changes in models and formulas used by rating organizations to assess the financial strength of a rated company;
▪	Strength of the Company’s management team;
▪	Enterprise risk management; and
▪	Other circumstances outside the rated company’s control.

In view of the difficulties experienced recently by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating organization models for maintenance of certain ratings levels. It is possible that the outcome of such reviews of the Company will have additional adverse ratings consequences, which could have a material adverse effect on results of operations and financial condition.

Regulatory initiatives intended to alleviate the current financial crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect the Company’s results of operations, financial condition and liquidity

In response to the financial crisis affecting the banking system and financial markets, the U.S federal government has passed new legislation in an effort to stabilize the financial markets, including the American Recovery and Reinvestment Act of 2009 and the Emergency Economic Stabilization Act of 2008. The Company cannot predict with any certainty the effect these actions or any other legislative initiatives will have on the financial markets or on the Company’s business, results of operations, financial condition and liquidity. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates, which could materially affect the Company’s investments, results of operations and liquidity in ways that are not predictable. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect the Company’s results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, the Company may need to raise additional capital or consider other transactions to manage its capital position or liquidity.

In addition, the Company is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the NAIC, the SEC, FINRA, Financial Accounting Standards Board, and state attorneys general. In light of the current financial crisis, some of these authorities are or may in the future consider enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way the Company conducts its business and manages capital, and may require the Company to satisfy increased capital requirements, any of which in turn could materially affect the Company’s results of operations, financial condition and liquidity. Section 382 of the United States Internal Revenue Code contains a so-called loss limitation rule, the general purpose of which is to prevent trafficking in tax losses (i.e., it is an anti-abuse rule). The rule is triggered when the ownership of a company changes by more than 50% (measured by value) on a cumulative basis in any three year period. If triggered, restrictions may be imposed on the future use of realized tax losses as well as certain losses that are built into the assets of the company at the time of the ownership change and that are realized within the next five years. The issuance of EUR 10 billion of securities by ING to the Dutch State on November 12, 2008, brought ING’s (cumulative) change of ownership as per that date to approximately 42%. As a result, future increases in capital or other changes of ownership may adversely affect the net result or equity of ING, unless relief from the loss limitation rules is obtained, which may or may not be possible.

The valuation of many of the Company’s financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition

The following financial instruments are carried at fair value in the Company’s financial statements: fixed maturities, equity securities, freestanding and embedded derivatives, and separate account assets. The Company has categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

The determination of fair values are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption such as the Company is currently experiencing, including periods of rapidly changing credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of the Company’s securities, such as Alt-A or subprime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation thereby resulting in values which may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition. During the third quarter of 2008, the Company determined that the market for Alt-A and subprime mortgage-backed securities was inactive and, as such, classified those assets as Level 3. As of December 31, 2008, 7.8%, 78.1% and 14.1% of the Company’s available-for-sale securities were considered to be Level 1, 2 and 3, respectively.

If assumptions used in estimating future gross profits differ from actual experience, the Company may be required to accelerate the amortization of Deferred Acquisition Costs (“DAC”), which could have a material adverse effect on results of operations and financial condition

The Company defers acquisition costs associated with the sales of its variable annuity products. These costs are amortized over the expected life of the contracts in proportion to the present value of estimated gross profits. The projection of estimated gross profits requires the use of certain assumptions, principally related to separate account fund returns, surrender and lapse rates, interest margin, mortality, future impairments, costs of guaranteed benefits, and hedging costs. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If assumptions regarding policyholder behavior, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines persist, the Company could be required to accelerate the amortization of DAC which would result in a charge to earnings. Such adjustments could have a material adverse effect on results of operations and financial condition.

If the Company’s business does not perform well, the Company may be required to establish an additional valuation allowance against the deferred income tax asset, which could have a material adverse effect on results of operations and financial condition

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate capital gains from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to earnings. As of December 31, 2008, the Company’s valuation allowance was $408.9. However, based on facts and circumstances identified in the future, the valuation allowance may not be sufficient. Charges to increase the valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance

The collectibility of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of the reinsurance treaty or contract, and the degree to which the Company’s reinsurance balances are secured by trust agreements or letters of credit. The Company’s inability to collect a material recovery from a reinsurer could have a material adverse effect on profitability and financial condition.

Offshore reinsurance subjects the Company to the risk that the reinsurer is unable to provide letters of credit

The Company’s credit for reinsurance taken under affiliated offshore reinsurance agreements is subject to uncertainty arising from the offshore reinsurer’s ability to provide letters of credit from lending banks under adverse market conditions. In addition, the cost of letters of credit has become very expensive in the current economic environment. Because of this, the Company is taking various steps to develop alternative sources for reinsurance collateral. To address the potential exposure, the Company is considering alternatives, including, but not limited to, reverse repurchase agreements, a Federal Home Loan Bank of Des Moines (“FHLB”) advance agreement, additional letters of credit, and securitization of life insurance reserves or structured financing. If these steps are unsuccessful, the Company would be unable to obtain full reserve credit to the extent that the reserves exceed the letter of credit. Loss of reserve credit or the recapture of the reinsurance would result in a decrease in the capitalization of the Company.

The inability of counterparties to meet their financial obligations could have an adverse effect on the Company's results of operations.

Third-parties that owe the Company money, securities or other assets many not pay or perform under their obligations. These parties include issuers of securities held by the Company, customers, trading counterparties, counterparties under swaps, credit default and other derivative contracts, clearing agents, exchanges and other financial intermediaries. Defaults by one of more of these parties on their obligations to the Company due to bankruptcy, lack of liquidity, economic downturns, operational failure or even rumors about potential defaults by one of more of these parties could have an adverse effect on the Company's results of operations, financial condition or cash flows.

Changes in underwriting and actual experience could materially affect profitability

The Company prices its products based on long-term assumptions regarding investment returns, mortality, morbidity, persistency, costs of guaranteed benefits, hedging costs and operating costs. Management establishes target returns for each product based upon these factors and the average amount of regulatory and rating agency capital that the Company must hold to support in-force contracts. The

Company monitors and manages pricing and sales mix to achieve target returns. Profitability from a new business emerges over a period of years, depending on the nature and life of the product, and is subject to variability, either positive or negative, as actual results may differ from pricing assumptions.

The Company’s profitability depends on the following:

▪	Adequacy of investment margins;
▪	Management of market and credit risks associated with investments;
▪	Ability to maintain premiums and contract charges at a level adequate to cover mortality and morbidity benefits and contract administration expenses;
▪	Availability and cost of hedging;
▪	Adequacy of contract charges on variable contracts to cover the cost of product features;
▪	Availability and pricing of letters of credit associated with offshore reinsurance agreements;
▪	Persistency of policies to ensure recovery of acquisition expenses; and
▪	Management of operating costs and expenses within anticipated pricing allowances.

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

A loss of key product distribution relationships could materially affect sales

The Company distributes certain products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to, for example, a loss of confidence or a change in control of one of the distributors, could reduce sales.

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

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Current economic turmoil may accelerate consolidation activity. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. While the Company cannot predict the future level of consolidation, the Company expects consolidation to continue and perhaps accelerate in the future, increasing competitive pressure.

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company

Annuity products that the Company sells currently benefit from one or more forms of tax favored status under current federal tax law. The Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 significantly lowered individual tax rates and reduced the benefits of deferral on the build-up of value of annuities. Many of these provisions expire in 2010. It is likely that looming federal deficits will spawn numerous revenue raising proposals, including those directed at the life insurance industry and its products. Over the years, the life insurance industry has contended with proposals either to limit, or repeal, the continued tax deferral afforded to the “inside build-up” associated with life insurance and annuity products. While countering any such revenue proposal is a top industry priority, if such a proposal should be made, the Company cannot predict its scope, effect or likelihood of outcome.

Additionally, the Company is subject to federal corporation income tax, and benefits from certain federal tax provisions, including but not limited to, dividends received deductions, various tax credits, and insurance reserve deductions. There is risk that changes to federal tax law or in IRS interpretation of existing tax law may be enacted or adopted, and could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and adversely impact profitability.

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

Changes in regulation in the United States and recent regulatory investigations may reduce profitability

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States. The primary purpose of state regulation is to protect contractowners, and not necessarily to protect creditors and investors. State insurance and securities regulators, state attorneys general, the NAIC, the SEC, FINRA, the DOL and the IRS continually reexamine existing laws and regulations and may impose changes in the future. Changes in legislation and administrative policies, or new interpretations of existing laws, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase costs, reduce new product sales, or result in higher taxes affecting the Company, thus reducing the Company’s profitability.

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

The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses

The Company has developed risk management policies and procedures and expects to continue to do so in the future. Nonetheless, the Company's policies and procedures to identify, monitor, and manage risks may not be fully effective, particularly during extremely turbulent times. Many of the Company's methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, clients, catastrophe occurrence, or other matters, that is publicly available or otherwise accessible to the Company. This information may not always be accurate, complete, up-to-date, or properly evaluated. Management of operational, legal, and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

The Company’s principal office is located at 1475 Dunwoody Drive, West Chester, Pennsylvania, 19380-1478. The Company’s annuity operations and customer service center are located at 909 Locust Street, Des Moines, Iowa 50309, and the guaranteed investment contract business activities are located at 1290 Broadway, Denver, Colorado 80203-2122. All Company office space is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its leased and subleased office properties. Affiliates within ING’s U.S. operations provide the Company with various management, finance, investment management, and other administrative services, primarily from facilities located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390, and One Orange Way, Windsor, Connecticut 06095-4774. The affiliated companies are reimbursed for the Company’s use of these services and facilities under a variety of intercompany agreements.

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

(Dollar amounts in millions, unless otherwise stated)

There is no public trading market for the common stock of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate). All of the Company’s outstanding common stock is owned by its parent, Lion Connecticut Holdings Inc. (“Lion” or “Parent”), a Connecticut holding and management company. All of the outstanding common stock of Lion is owned by ING America Insurance Holdings, Inc. (“ING AIH”), whose ultimate parent is ING Groep N.V.

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

During 2008, the Company paid its Parent a cash return of capital distribution in the amount of $900.0. During 2007, the Company did not pay any dividends or return of capital distributions on its common stock to its Parent. During 2006, the Company paid $170.0 in a return of capital distribution to its Parent.

During 2008, the Company received a $1.1 billion capital contribution from its Parent. During 2007, the Company received $150.0 in capital contributions from its Parent. During 2006, the Company did not receive any capital contributions from its Parent.

On November 12, 2008, ING issued to The State of the Netherlands (the “Dutch State”) non-voting Tier 1 securities for a total consideration of Euro 10 billion. On February 24, 2009, $2.2 billion was contributed to the direct and indirect insurance company subsidiaries of ING AIH, of which $835.0 was contributed to the Company. The contribution was comprised of the proceeds from the investment by the Dutch State and the redistribution of currently existing capital within ING.

Item 6.	Selected Financial Data

(Dollar amounts in millions, unless otherwise stated)

ING USA ANNUITY AND LIFE INSURANCE COMPANY

3-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The following selected financial data has been derived from the financial statements. The following selected financial data should be read in conjunction with “Management’s Narrative Analysis of Results of Operations and Financial Condition” and the financial statements and notes thereto, which can be found under Part II, Item 7. and Item 8. contained herein.

	2008	2007	2006
OPERATING RESULTS
Net investment income	$1,438.0	$1,346.4	$1,156.4
Fee income	1,152.4	1,198.9	939.2
Premiums	19.1	19.6	20.5
Net realized capital losses	(1,481.7)	(391.2)	(90.4)
Total revenue	1,128.0	2,173.8	2,025.7
Interest credited and other benefits to
contractowners	1,716.0	1,312.0	1,169.7
Amortization of deferred policy acquisition
costs and value of business acquired	680.5	408.1	293.0
Net (loss) income	(1,381.2)	129.0	212.2

FINANCIAL POSITION
Total investments	$23,267.1	$27,881.2	$22,586.3
Assets held in separate accounts	34,090.8	44,477.8	37,928.3
Total assets	69,817.5	81,276.2	69,677.6
Future policy benefits and claims reserves	32,570.7	31,461.6	26,696.4
Notes to affiliates	435.0	435.0	435.0
Liabilities related to separate accounts	34,090.8	44,477.8	37,928.3
Total shareholder's equity	767.5	3,119.0	2,989.1

ASSETS UNDER MANAGEMENT
Variable annuities	$35,112.3	$45,525.9	$38,801.6
Fixed annuities	17,284.2	17,167.4	17,084.1
Guaranteed investment contracts
and funding agreements	6,233.2	6,976.1	2,353.9
Other insurance products	1,255.1	1,300.9	1,316.0
Total assets under management	$59,884.8	$70,970.3	$59,555.6

Item 7.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company,” as appropriate) for each of the three years ended 2008, 2007 and 2006, and financial condition as of December 31, 2008 and 2007. This item should be read in its entirety and in conjunction with the selected financial data, financial statements and related notes, and other supplemental data, which can be found under Part II, Item 6. and Item 8. contained herein.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

(1)	The current financial crisis has reached unprecedented levels of market volatility and has adversely affected and may continue to adversely affect the Company’s business and results of operations;
(2)	Continuing adverse financial market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital;
(3)

The amount of statutory capital that the Company must hold to maintain its financial strength and credit ratings can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control;

(4)	The Company has experienced ratings downgrades recently and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability and financial condition;
(5)

Regulatory initiatives intended to alleviate the current financial crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect the Company’s results of operations, financial condition and liquidity;

(6)

The valuation of many of the Company’s financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition;

(7)

If assumptions used in estimating future gross profits differ from actual experience, the Company may be required to accelerate the amortization of Deferred Acquisition Costs (“DAC”), which could have a material adverse effect on results of operations and financial condition;

(8)

If the Company’s business does not perform well, the Company may be required to establish an additional valuation allowance against the deferred income tax asset, which could have a material adverse effect on results of operations and financial condition;

(9)	Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance;
(10)	Offshore reinsurance subjects the Company to the risk that the reinsurer is unable to provide letters of credit;
(11)	The inability of counterparties to meet their financial obligations could have an adverse effect on the Company's results of operations;
(12)	Changes in underwriting and actual experience could materially affect profitability;
(13)	Changes in reserve estimates may reduce profitability;
(14)	A loss of key product distribution relationships could materially affect sales;
(15)	Competition could negatively affect the ability to maintain or increase profitability;
(16)

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company;

(17)	Litigation may adversely affect profitability and financial condition;
(18)	Changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(19)	The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability;
(20)

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition;

(21)	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition; and
(22)	The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses.

Investors are also directed to consider the risks and uncertainties discussed in Item 1A, 7., and 7A contained herein, as well as in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves, income taxes, valuation of investments and other-than-temporary impairments, valuation of derivative instruments, and amortization of DAC and value of business acquired (“VOBA”). In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

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

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Deferred annuity crediting rates and reserve interest rates varied by product up to 10.0% for 2008 and 2007, and 7.8% for 2006.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2008, 2007, and 2006, immediate annuity reserve interest discount rates varied up to 8.0%.

Reserves for fixed indexed annuities (“FIAs”) are computed in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”), FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and FAS No. 157, “Fair Value Measurements” (“FAS 157”). Accordingly, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in the Statements of Operations.

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses, less the present value of future net premiums.

Under Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts” (“SOP 03-1”), the Company calculates additional liabilities (“SOP 03-1 reserves”) for certain variable annuity guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The SOP 03-1 reserve recognized for such products is in addition to the liability previously held and recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

The Company calculates a benefit ratio for each block of business subject to SOP 03-1, and calculates an SOP 03-1 reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period. The SOP 03-1 reserve is accumulated at interest rates using rates consistent with the DAC model for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

Guaranteed Minimum Accumulation Benefits (“GMABs”) and Guaranteed Minimum Withdrawal Benefits (“GMWBs”) without life contingent payouts are considered to be derivatives under FAS 133. The additional reserves for these guarantees are recognized at fair value through the Statements of Operations.

Reserves for GICs are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

Income Taxes

Management uses certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on its income tax returns, and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.

Valuation of Investments and Other-Than-Temporary Impairments

All of the Company’s fixed maturities and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Shareholder’s equity, after adjustment for related changes in DAC, VOBA, and deferred income taxes. The Company’s valuation methods for investments did not change with the adoption of FAS 157.

The fair values for the actively traded marketable fixed maturities are determined based upon the quoted market prices or dealer quotes. The fair values for marketable bonds without an active market are obtained through several commercial pricing services, which provide the estimated fair values. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. Valuations obtained from third party commercial pricing services are non-binding and are validated monthly through comparisons to internal pricing models, back testing to recent trades, and monitoring of trading volumes.

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

The fair value of policy loans is equal to the carrying, or cash surrender, value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts.

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

FAS 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS 97, DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges. DAC related to GICs, however, are amortized on a straight-line basis over the life of the contract.

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

Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable universal life and variable deferred annuity products. One of the most significant assumptions involved in the estimation of future gross profits is the assumed return associated with the variable account performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Other significant assumptions include estimated future hedging and guaranteed benefit costs, surrender and lapse rates, estimated interest spread, and estimated mortality.

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

The Company derives its revenue mainly from (a) fee income generated on variable assets under management (“AUM”), (b) investment income earned on fixed AUM, and (c) certain other management fees. Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners. Investment income from fixed AUM is mainly generated from annuity products with fixed investment options and GIC deposits. The Company’s expenses primarily consist of (a) interest credited and other benefits to contractowners, (b) amortization of DAC and VOBA, (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses.

Economic Analysis

The current economic environment presents challenges for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by economic trends.

Equity market performance affects the Company, as fee revenue from variable AUM is generally affected by equity market performance. The poor equity market performance in 2008 unfavorably impacted variable AUM during 2008, and also increased the Company’s net amount at risk for variable annuity guaranteed benefits, which resulted in an increase in projected hedging and benefit costs.

The changing market interest rate environment during 2008, in combination with the slow economic growth resulted in a substantial increase in unrealized losses in 2008, as compared to the same period for 2007.

Year ended December 31, 2008 compared to year ended December 31, 2007

The Company’s results of operations for the year ended December 31, 2008, and changes therein, reflected higher realized capital losses and higher net amortization of DAC and VOBA driven by unfavorable market conditions, as well as higher interest credited and other benefits to contractowners. These losses were partially offset by the impact of the adoption of FAS 157 as well as an increase in net investment income.

	Years Ended December 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,438.0	$1,346.4	$91.6	6.8%
Fee income	1,152.4	1,198.9	(46.5)	(3.9)%
Premiums	19.1	19.6	(0.5)	(2.6)%
Net realized capital losses	(1,481.7)	(391.2)	(1,090.5)	NM
Other income	0.2	0.1	0.1	100.0%
Total revenue	1,128.0	2,173.8	(1,045.8)	(48.1)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	1,716.0	1,312.0	404.0	30.8%
Operating expenses	291.7	269.6	22.1	8.2%
Net amortization of deferred policy
acquisition costs and value
of business acquired	680.5	408.1	272.4	66.7%
Interest expense	30.5	32.5	(2.0)	(6.2)%
Other expense	35.7	24.2	11.5	47.5%
Total benefits and expenses	2,754.4	2,046.4	708.0	34.6%
(Loss) income before income taxes	(1,626.4)	127.4	(1,753.8)	NM
Income tax (benefit) expense	(245.2)	(1.6)	(243.6)	NM
Net (loss) income	$(1,381.2)	$129.0	$(1,510.2)	NM
Effective tax rate	15.1%	(1.3)%
NM - Not meaningful.

Revenues

Total revenue for the year ended December 31, 2008, was mainly impacted by increases in Net realized capital losses. The year end losses were partially offset by an increase in Net investment income.

Net realized capital losses increased for the year ended December 31, 2008, primarily due to higher losses on fixed maturities as a result of other-than-temporary impairments driven by the widening of credit spreads. In addition, derivative realized losses increased for the year ended December 31, 2008, driven by interest rate swaps due to lower LIBOR rates and by losses on call options due to the drop in equity markets. These losses were partially offset by gains on futures held in short positions, which were also a result of poor equity market performance.

Benefits and Expenses

Total benefits and expenses for the year ended December 31, 2008, increased primarily due to higher Interest credited and other benefits to contractowners, Net amortization of DAC and VOBA and Other expense.

Interest credited and other benefits to contractowners increased for the year ended December 31, 2008, primarily driven by an increase in reserves for variable annuity guarantees, primarily due to the decline in equity market performance. These increases were partially offset by a decrease in reserves on fixed indexed annuities also driven by the decline in equity market performance.

The Net amortization of DAC and VOBA increased for the year ended December 31, 2008, reflecting lower estimated future gross profits mainly as a result of lower fee income and higher hedging and benefit costs, which were driven by the decline in equity market performance and lower risk-free interest rates.

Other expense increased for the year ended December 31, 2008, due to the amortization of deferred losses on the variable annuity guaranteed living benefits reinsurance agreement.

Income Taxes

Income tax (benefit) expense increased for the year ended December 31, 2008 primarily due to higher losses before taxes relative to the deduction allowed for dividends received, partially offset by the tax valuation allowance related to realized capital losses.

Year ended December 31, 2007 compared to year ended December 31, 2006

The Company’s results of operations for the year ended December 31, 2007, and changes therein, reflected positive product experience as a result of increased AUM, primarily driven by higher sales of GICs and variable annuity products during 2007, and a higher block of business in force. This positive product experience, however, was more than offset by higher realized capital losses, interest credited and other benefits to contractowners, and net amortization of DAC and VOBA.

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
Net amortization of deferred policy
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

Benefits and Expenses

Total benefits and expenses for the year ended December 31, 2007, increased mainly due to higher Interest credited and other benefits to contractowners, Net amortization of DAC and VOBA, and Operating expenses.

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

The Net amortization of DAC and VOBA increased for the year ended December 31, 2007, primarily due to refinements of the DAC model during the fourth quarter of 2007, partially offset by favorable mutual fund and mortality and persistency unlocking.

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

The Company’s general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio weighted average asset quality rating of A, based on Standard and Poor’s (“S&P”) ratings classifications. The weighted average excludes mortgage loans, but includes mortgage-backed securities, which are reported with bonds.

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

Portfolio Composition

The following table presents the investment portfolio at December 31, 2008 and 2007.

	2008		2007
	Carrying		Carrying
	Value	%	Value	%
Fixed maturities, available-for-sale,
including securities pledged	$18,136.2	77.9%	$22,776.0	81.7%
Equity securities, available-for-sale	253.9	1.1%	211.1	0.8%
Short-term investments	111.7	0.5%	188.0	0.7%
Mortgage loans on real estate	3,923.3	16.9%	3,701.7	13.3%
Policy loans	144.4	0.6%	155.8	0.5%
Other investments	697.6	3.0%	848.6	3.0%
Total investments	$23,267.1	100.0%	$27,881.2	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of December 31, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$1,109.3	$74.2	$0.3	$1,183.2
U.S. government agencies and authorities	267.3	20.8	0.8	287.3
State, municipalities, and political subdivisions	48.2	0.3	9.1	39.4

U.S. corporate securities:
Public utilities	1,452.2	5.6	133.1	1,324.7
Other corporate securities	5,570.9	68.5	634.1	5,005.3
Total U.S. corporate securities	7,023.1	74.1	767.2	6,330.0

Foreign securities(1):
Government	426.7	3.3	65.4	364.6
Other	3,145.5	11.4	411.0	2,745.9
Total foreign securities	3,572.2	14.7	476.4	3,110.5

Residential mortgage-backed securities	4,264.0	122.4	803.0	3,583.4
Commercial mortgage-backed securities	3,585.9	-	1,028.0	2,557.9
Other asset-backed securities	1,500.2	9.2	464.9	1,044.5
Total fixed maturities, including securities pledged	21,370.2	315.7	3,549.7	18,136.2
Less: securities pledged	976.7	46.4	29.9	993.2
Total fixed maturities	$20,393.5	$269.3	$3,519.8	$17,143.0
(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2007.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$18.4	$1.0	$-	$19.4
U.S. government agencies and authorities	86.1	1.0	0.3	86.8
State, municipalities, and political subdivisions	49.7	-	2.5	47.2

U.S. corporate securities:
Public utilities	1,417.5	22.8	13.4	1,426.9
Other corporate securities	6,742.7	81.1	67.0	6,756.8
Total U.S. corporate securities	8,160.2	103.9	80.4	8,183.7

Foreign securities(1):
Government	525.2	14.9	7.1	533.0
Other	3,280.6	40.5	59.4	3,261.7
Total foreign securities	3,805.8	55.4	66.5	3,794.7

Residential mortgage-backed securities	4,988.4	53.3	85.8	4,955.9
Commercial mortgage-backed securities	3,842.2	37.6	36.4	3,843.4
Other asset-backed securities	1,947.5	5.7	108.3	1,844.9

Total fixed maturities, including securities pledged	22,898.3	257.9	380.2	22,776.0
Less: securities pledged	953.3	6.1	16.8	942.6
Total fixed maturities	$21,945.0	$251.8	$363.4	$21,833.4
(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at December 31, 2008 and 2007, respectively. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows at December 31, 2008 and 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$8,010.5	44.2%	$10,023.0	43.9%
AA	917.9	5.1%	1,743.6	7.7%
A	3,452.1	19.0%	4,112.4	18.1%
BBB	4,966.6	27.4%	5,945.3	26.1%
BB	532.2	2.9%	676.0	3.0%
B and below	256.9	1.4%	275.7	1.2%
Total	$18,136.2	100.0%	$22,776.0	100.0%

95.7% and 95.8% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at December 31, 2008 and 2007, respectively. From December 31, 2008 through February 28, 2009, the percentage of the Company’s investment grade fixed maturities decreased from 95.7% to 94.9%, while the below investment grade fixed maturities increased from 4.3% to 5.1%.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, including securities pledged to creditors, by market sector were as follows at December 31, 2008 and 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$1,183.2	6.5%	$19.4	0.1%
U.S. government agencies and authorities	287.3	1.6%	86.8	0.4%
U.S. corporate, states, and municipalities	6,369.4	35.1%	8,230.9	36.0%
Foreign	3,110.5	17.1%	3,794.7	16.7%
Residential mortgage-backed	3,583.4	19.8%	4,955.9	21.8%
Commercial mortgage-backed	2,557.9	14.1%	3,843.4	16.9%
Other asset-backed	1,044.5	5.8%	1,844.9	8.1%
Total	$18,136.2	100.0%	$22,776.0	100.0%

The amortized cost and fair value of fixed maturities as of December 31, 2008, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$463.4	$458.5
After one year through five years	5,534.1	5,120.1
After five years through ten years	3,347.5	2,993.1
After ten years	2,675.1	2,378.7
Mortgage-backed securities	7,849.9	6,141.3
Other asset-backed securities	1,500.2	1,044.5
Less: securities pledged	976.7	993.2
Fixed maturities, excluding securities pledged	$20,393.5	$17,143.0

The Company had investments with five issuers, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at December 31, 2008. At December 31, 2007, the Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10.0% of the Company's Shareholder's equity.

At December 31, 2008 and 2007, fixed maturities with fair values of $22.3 billion and $11.2, respectively, were on deposit as required by regulatory authorities. The increase was due to unrestricted deposits of securities made to the State of Iowa.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”) that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2008 and 2007, approximately 12.1% and 7.5%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At December 31, 2008 and 2007, the Company had $2,995.2 and $2,898.7, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. At December 31, 2008 and 2007, assets with a market value of approximately $3,341.1 and $3,270.1, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Balance Sheets.

In conjunction with the January 2009 agreement with the Dutch State regarding the transfer of 80% of the Company's Alt-A residential mortgage backed securities (“Alt-A RMBS”), which included $375.1 in Alt-A RMBS pledged to the FHLB, the Company substituted the Alt-A RMBS assets pledged to the FHLB with other fixed maturities. By February 17, 2009, the Company recalled these Alt-A securities in order to implement the transaction with the Dutch State and reduced the funding agreements pro rata.

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

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages. The Company does have exposure to Residential Mortgage-Backed Securities (“RMBS”) and asset-backed securities (“ABS”). Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A Loans to include residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income. Commencing in the fourth quarter of 2007, the Company expanded its definition of Alt-A loans to include residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default. Further, during the fourth quarter of 2007, the industry coalesced around classifying any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime into the Alt-A category, and the Company is following that lead. The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of December 31, 2008 and 2007.

Trading activity for the Company’s RMBS, particularly subprime and Alt-A RMBS, has been declining during 2008 as a result of the dislocation of the credit markets. During 2008, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive. The Company did not change its valuation procedures as a result of determining that the market was inactive.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above. As of December 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $520.2 and $312.3, respectively, representing 2.9% of total fixed maturities. As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $879.3 and $86.4, respectively, representing 3.9% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of December 31, 2008 and 2007:

2008				2007
% of Total				% of Total
Subprime				Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	57.8%	2007	35.9%	AAA	60.7%	2007	28.0%
AA	27.0%	2006	9.6%	AA	28.8%	2006	11.5%
A	7.5%	2005 and prior	54.5%	A	9.9%	2005 and prior	60.5%
BBB	2.5%		100.0%	BBB	0.6%		100.0%
BB and below	5.2%				100.0%
	100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of December 31, 2008, the fair value and gross unrealized losses aggregated to $846.0 and $513.8, respectively, representing 4.7% of total fixed maturities. As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $1.9 billion and $69.9, respectively, representing 8.3% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of December 31, 2008 and 2007:

2008				2007
% of Total Alt-A				% of Total Alt-A
RMBS		Vintage		RMBS		Vintage
AAA	80.7%	2007	29.8%	AAA	99.9%	2007	36.2%
AA	2.1%	2006	20.6%	AA	0.1%	2006	24.0%
A	3.4%	2005 and prior	49.6%		100.0%	2005 and prior	39.8%
BBB	2.6%		100.0%				100.0%
BB and below	11.2%
	100.0%

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-up Facility (the “Back-up Facility”) covering 80% of ING’s Alt-A residential mortgage-backed securities (“Alt-A RMBS”). Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State will be realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch

State will take place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees will be paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company will remain the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. Subject to documentation and regulatory approvals, the ING-Dutch State Transaction is expected to close by the end of March 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph to take effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company will enter into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company will convey to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and pay a periodic transaction fee, and will receive, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State will be obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding will be obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions it receives with respect to the 80% participation interest in the Company’s Designated Securities Portfolio.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which has a book value of $27.9 will be sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”). Immediately thereafter, Lion II will sell to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp will include such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. Subject to documentation and regulatory approval, the Step 1 Cash Transfer is expected to close by the end of March 2009 contemporaneous with the closing of the ING-Dutch State Transaction.

Since the Company had the intent to sell a portion of its Alt-A RMBS through the 80% participation interest in its Designated Securities Portfolio or as part of the Step 1 Cash Transfer as of December 31, 2008, the Company recognized $56.9 in other-than-temporary impairments with respect to the 80% participation interest in its Designated Securities Portfolio that it expects to convey as part of the ING-Dutch State Transaction and the Step 1 Cash Transfer. The Company expects to reduce the unrealized loss balance in Accumulated other comprehensive loss included in Shareholder’s equity by approximately $400.0 and recognize a gain in the estimated range of $110.0 to $130.0 upon the closing of the ING-Dutch State Transaction and the Step 1 Cash Transfer.

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

At December 31, 2008 and 2007, the fair value of the Company’s Commercial mortgage-backed securities (“CMBS”) totaled $2.5 billion and $3.8 billion, and Other ABS, excluding subprime exposure, totaled $526.3 and $984.1, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of December 31, 2008, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 45.0%, 29.3%, and 10.2%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2007, the other ABS was broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 41.3%, 29.7%, and 14.3%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of December 31, 2008 and 2007:

2008				2007
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	98.0%	2008	0.3%	AAA	95.1%	2007	39.4%
AA	0.9%	2007	29.1%	AA	2.5%	2006	13.2%
A	0.5%	2006	27.7%	A	1.2%	2005 and prior	47.4%
BBB	0.5%	2005 and prior	42.9%	BBB	1.0%		100.0%
BB and below	0.1%		100.0%	BB and below	0.2%
	100.0%				100.0%

The following tables summarize the Company’s exposure to Other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of December 31, 2008 and 2007:

2008				2007
% of Total Other ABS		Vintage		% of Total Other ABS		Vintage
AAA	56.6%	2008	1.5%	AAA	59.3%	2007	30.5%
AA	18.0%	2007	20.6%	AA	5.9%	2006	11.8%
A	7.3%	2006	18.7%	A	10.1%	2005 and prior	57.7%
BBB	15.2%	2005 and prior	59.2%	BBB	24.5%		100.0%
BB and below	2.9%		100.0%	BB and below	0.2%
	100.0%				100.0%

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $3,923.3 and $3,701.7 at December 31, 2008 and 2007, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. At December 31, 2008 and 2007, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 25.1% and 24.5% of properties in California at December 31, 2008 and 2007, respectively.

Unrealized Capital Losses

Fixed maturities, including securities pledged to creditors, comprise 77.9% and 81.7% of the Company’s total investment portfolio at December 31, 2008 an 2007, respectively. Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December 31, 2008 and 2007.

	2008				2007
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$645.7	18.2%	$115.6	3.3%	$106.1	27.9%	$5.0	1.3%
More than six months
and less than twelve
months below
amortized cost	828.3	23.3%	85.7	2.4%	171.3	45.1%	12.7	3.3%
More than twelve months
below amortized cost	1,776.4	50.0%	98.0	2.8%	81.6	21.5%	3.5	0.9%
Total unrealized capital losses	$3,250.4	91.5%	$299.3	8.5%	$359.0	94.5%	$21.2	5.5%

Unrealized losses in fixed maturities at December 31, 2008 and 2007, were primarily related to the effects of interest rate movement or changes in credit spreads on mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following tables summarize the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at December 31, 2008 and 2007.

	Less than	More than
	Six Months	Six Months and	More than	Total
	Below	less than Twelve	Twelve Months	Unrealized
	Amortized	Months Below	Below	Capital
2008	Cost	Amortized Cost	Amortized Cost	Losses
Interest rate or spread widening	$198.7	$538.4	$516.7	$1,253.8
Mortgage and other asset-backed
securities	562.6	375.6	1,357.7	2,295.9
Total unrealized capital losses	$761.3	$914.0	$1,874.4	$3,549.7
Fair value	$4,350.9	$4,522.0	$4,551.9	$13,424.8

2007
Interest rate or spread widening	$37.8	$49.2	$62.7	$149.7
Mortgage and other asset-backed
securities	73.3	134.8	22.4	230.5
Total unrealized capital losses	$111.1	$184.0	$85.1	$380.2
Fair value	$5,322.0	$3,248.4	$3,300.6	$11,871.0

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2008 and 2007.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2008	Cost	Amortized Cost	Cost	Losses
U.S. Treasuries	$0.3	$-	$-	$0.3
U.S. government agencies and authorities	0.3	0.5	-	0.8
U.S. corporate, state, and municipalities	139.3	337.2	299.8	776.3
Foreign	58.8	200.7	216.9	476.4
Residential mortgage-backed	307.3	75.5	420.2	803.0
Commercial mortgage-backed	113.6	262.2	652.2	1,028.0
Other asset-backed	141.7	37.9	285.3	464.9
Total unrealized capital losses	$761.3	$914.0	$1,874.4	$3,549.7

2007
U.S. government agencies and authorities	$-	$-	$0.3	$0.3
U.S. corporate, state, and municipalities	16.6	31.4	34.9	82.9
Foreign	21.2	17.8	27.5	66.5
Residential mortgage-backed	51.1	29.3	5.4	85.8
Commercial mortgage-backed	3.8	27.0	5.6	36.4
Other asset-backed	18.4	78.5	11.4	108.3
Total unrealized capital losses	$111.1	$184.0	$85.1	$380.2

Of the unrealized losses aged more than twelve months, the average market value of the related fixed maturities was 75.7% of the average book value as of December 31, 2008. In addition, this category includes 1,499 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2008.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for December 31, 2008 and 2007.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2008
Less than six months below
amortized cost	$3,491.8	$1,620.4	$189.8	$571.5	1,289	580
More than six months and
less than twelve months
below amortized cost	3,210.2	2,225.8	260.5	653.5	963	899
More than twelve months
below amortized cost	1,857.6	4,568.7	162.2	1,712.2	425	1,074
Total	$8,559.6	$8,414.9	$612.5	$2,937.2	2,677	2,553

2007
Less than six months below
amortized cost	$5,406.8	$26.3	$105.6	$5.5	1,131	6
More than six months and
less than twelve months
below amortized cost	3,282.4	150.0	147.0	37.0	1,289	76
More than twelve months
below amortized cost	3,365.0	20.7	79.1	6.0	727	27
Total	$12,054.2	$197.0	$331.7	$48.5	3,147	109

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value decline below amortized cost by greater than or less than 20% were as follows for December 31, 2008 and 2007.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2008
U.S. Treasuries	$254.3	$-	$0.3	$-	16	-
U.S. government agencies
and authorities	11.5	-	0.8	-	25	-
U.S. corporate, state and
municipalities	3,955.9	1,689.6	288.1	488.2	1,336	1,073
Foreign	2,000.1	1,135.3	134.0	342.4	875	827
Residential mortgage-backed	1,193.3	1,686.5	76.0	727.0	201	189
Commercial mortgage-backed	718.4	2,848.3	77.7	950.3	121	216
Other asset-backed	426.1	1,055.2	35.6	429.3	103	248
Total	$8,559.6	$8,414.9	$612.5	$2,937.2	2,677	2,553

2007
U.S. government agencies
and authorities	$23.6	$-	$0.3	$-	2	-
U.S. corporate, state, and
municipalities	3,468.5	3.1	82.4	0.5	1,415	5
Foreign	2,036.5	16.6	63.1	3.4	899	56
Residential mortgage-backed	3,526.1	22.3	81.4	4.4	362	5
Commercial mortgage-backed	1,507.6	7.0	35.1	1.3	171	2
Other asset-backed	1,491.9	148.0	69.4	38.9	298	41
Total	$12,054.2	$197.0	$331.7	$48.5	3,147	109

For 2008, unrealized capital losses on fixed maturities increased by $3.2 billion due to widening of credit spreads.

At December 31, 2008 and 2007, the Company held 53 and 0 fixed maturities, respectively, with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturities equaled $890.8, or 25.1% of the total unrealized capital losses, as of December 31, 2008. At December 31, 2007, there were no unrealized capital losses on these fixed maturities in excess of $10 million. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2008. The fair value of the Company’s fixed maturities declined $483.4, before tax and DAC, from December 31, 2008 through February 28, 2009, due to further widening of credit spreads. This decline in fair value includes $258.3 related to the Company’s investments in CMBS.

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

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2008, 2007, and 2006.

	2008		2007			2006
		No. of			No. of		No. of
	Impairment	Securities	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	-	$-	*	1	$0.1	1
U.S. Corporate	289.1	230	81.0		173	15.8	63
Foreign	229.4	108	25.7		74	3.5	13
Residential mortgage-backed	289.8	98	3.0		24	12.7	68
Commercial mortgage-backed	4.8	1	-		-	-	-
Other asset-backed	182.5	93	43.3		91	1.2	2
Equity	32.0	12	-		-	-	-
Limited partnerships	0.5	1	0.3		1	0.5	2
Total	$1,028.1	543	$153.3		364	$33.8	149
* Less than $0.1.

The above schedule includes $369.7, $31.0, and $11.5, in other-than-temporary write-downs for the years ended December 31, 2008, 2007, and 2006, respectively, related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $658.4, $122.3, and $22.3, in write-downs for the years ended December 31, 2008, 2007, and 2006, respectively, are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following table summarizes these write-downs by type for the years ended December 31, 2008, 2007, and 2006.

	2008		2007			2006
		No. of			No. of		No. of
	Impairment	Securities	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	-	$-	*	1	$0.1	1
U.S. Corporate	199.8	178	70.6		161	15.8	63
Foreign	146.5	87	21.4		68	3.5	13
Residential mortgage-backed	142.9	40	1.0		5	1.7	4
Other asset-backed	169.2	58	29.3		84	1.2	2
Total	$658.4	363	$122.3		319	$22.3	83
*Less than $0.1.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Fixed maturities, available-for-sale	$(975.9)	$(100.3)	$(43.8)
Equity securities, available-for-sale	(52.9)	0.5	0.9
Derivatives	(447.5)	(291.0)	(48.2)
Other	(5.4)	(0.4)	0.7
Net realized capital losses	$(1,481.7)	$(391.2)	$(90.4)
After-tax net realized capital losses	$(963.1)	$(254.3)	$(58.8)

Net realized capital losses increased for the year ended December 31, 2008, primarily due to higher losses on fixed maturities as a result of other-than-temporary impairments driven by the widening of credit spreads. In addition, derivative realized losses increased for the year ended December 31, 2008, driven by interest rate swaps due to lower LIBOR rates and by losses on call options due to the drop in equity markets. These losses were partially offset by gains on futures held in short positions, which were also a result of poor equity market performance.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Sources and Uses of Liquidity

The Company’s principal sources of liquidity are annuity product charges, GIC deposits, investment income, proceeds from the maturing and sale of investments, proceeds from debt issuance, reinsurance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, payments under guaranteed death and living benefits, investment purchases, repayment of debt, and contract maturities, withdrawals, and surrenders.

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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The

Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of December 31, 2008, the Company had net derivative liabilities with a fair value of $439.9.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the prior December 31. As of December 31, 2008 and 2007, the Company had no amounts due to or due from ING AIH under the reciprocal loan agreement.

▪	A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. At December 31, 2008 and 2007, the Company had no amounts outstanding under the revolving note facility.
▪

A $100.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of December 31, 2008 and 2007, the Company had no amounts outstanding under the line-of-credit agreement. As of October 31, 2008, the Company had not formally renewed this line-of-credit, which subsequently expired on this date.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at any time to ING AIH and its affiliates of $100.0. As of December 31, 2007, the Company had no amounts outstanding under the line-of-credit agreement. Effective November 19, 2008, the Company discontinued this line-of-credit.

Subsequent to December 31 2008, the ING Supervisory Board of Directors approved a liquidity facility for up to $2.0 billion to support the liquidity requirements in ING’s life insurance operations, including the Company. The exact usage of the facility, if any, has not yet been determined, as it will be utilized as an alternative source of liquidity.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. As of December 31, 2008 and 2007, the Company had $2,995.2 and $2,898.7, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. As of December 31, 2008 and 2007, assets with a market value of approximately $3,341.1 and $3,270.1, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Balance Sheets.

In conjunction with the agreement with the Dutch State on the Back-Up Facility as discussed further below under “Transfer of Alt-A RMBS Participation Interest”, approximately $375.1 of the Alt-A portfolio included in the participation agreement is pledged to the FHLB as of December 31, 2008. By February 17, 2009, the Company recalled these Alt-A securities in order to implement the transaction with the Dutch State and reduced the funding agreements pro rata.

Funding Agreements

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

Capital Contributions and Distributions

During 2008, the Company paid its Parent a cash return of capital distribution in the amount of $900.0. During 2007, the Company did not pay any dividends or return of capital distributions on its common stock to its Parent. During 2006, the Company paid $170.0 in a return of capital distribution to its Parent.

During 2008, the Company received a $1.1 billion capital contribution from its Parent. During 2007, the Company received $150.0 in capital contributions from its Parent. During 2006, the Company did not receive any capital contributions from its Parent.

On November 12, 2008, ING issued to the Dutch State non-voting Tier 1 securities for a total consideration of Euro 10 billion. On February 24, 2009, $2.2 billion was contributed to direct and indirect insurance company subsidiaries of ING AIH, of which $835.0 was contributed to the Company. The contribution was comprised of the proceeds from the investment by the Dutch government and the redistribution of currently existing capital within ING.

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-up Facility covering 80% of ING’s Alt-A RMBS. Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State will be realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by the Company. As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State will take place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees will be paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company will remain the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. Subject to documentation and regulatory approvals, the ING-Dutch State Transaction is expected to close by the end of March 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph to take effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company will enter into a participation agreement with its affiliates, ING Support Holding and ING pursuant to which the Company will convey to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and pay a periodic transaction fee, and will receive, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State. Under the Company Back-Up Facility, the Dutch State will be obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding will be obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions it receives with respect to the 80% participation interest in the Company’s Designated Securities Portfolio.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which has a book value of $27.9 will be sold for cash to an affiliate, Lion II. Immediately thereafter, Lion II will sell to ING Direct Bancorp the purchased securities. Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp will include such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. Subject to documentation and regulatory approval, the Step 1 Cash Transfer is expected to close by the end of March 2009 contemporaneous with the closing of the ING-Dutch State Transaction.

Since the Company had the intent to sell a portion of its Alt-A RMBS through the 80% participation interest in its Designated Securities Portfolio or as part of the Step 1 Cash Transfer as of December 31, 2008, the Company recognized $56.9 in other-than-temporary impairments with respect to the 80% participation interest in its Designated Securities Portfolio that it expects to convey as part of the ING-Dutch State Transaction and the Step 1 Cash Transfer. The Company expects to reduce the unrealized loss balance in Accumulated other comprehensive loss included in Shareholder’s Shareholder’s equity by approximately $400.0 and recognize a gain in the estimated range of $110.0 to $130.0 upon the closing of the ING-Dutch State Transaction and the Step 1 Cash Transfer.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of December 31, 2008 and 2007, the Company held $17.6 and $11.5 of cash collateral, respectively, which was included in Collateral held, including payables under securities loan agreement on the Balance Sheets and was reinvested in short-term investments.

Reinsurance Agreements

Facultative Coinsurance Agreement

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, Security Life of Denver Insurance Company (“Security Life”) effective August 20, 1999. Under the terms of this agreement, the Company facultatively cedes to Security Life, from time to time, certain GICs on a 100% coinsurance basis. The value of GIC reserves ceded by the Company under this agreement was $2.5 billion and $2.3 billion at December 31, 2008 and 2007, respectively. The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that Security Life is also a major GIC issuer. Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

Guaranteed Living Benefit Reinsurance Agreement

Effective June 30, 2008, ING USA entered into an automatic reinsurance agreement with its affiliate, Security Life of Denver International Limited (“SLDI”). Under the terms of the agreement, ING USA ceded to SLDI 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders (the “Covered Benefits”) attached to certain variable annuity contracts issued by ING USA on or after January 1, 2000 (the “Contracts”). ING USA paid SLDI initial consideration of $665.8. Thereafter, ING USA will pay (i) new business consideration equal to 1.62% of premiums received from contractholders on the Contracts and (ii) a base premium equal to the actual fees paid by contractholders for the Covered Benefits. Under the terms of the agreement, SLDI is required to provide ING USA security for ING USA’s full statutory reserve credit for reinsurance by providing a letter of credit to ING USA or establishing a trust for its benefit, or a combination of a letter of credit and assets in trust. SLDI has provided ING USA with letters of credit in the aggregate amount of $960.0, with $319.0 issued under a letter of credit facility with its affiliate, ING Bank N.V., while the remainder resides with three separate third party letter of credit facilities as of December 31, 2008. SLDI has also established a trust with The Bank of New York as trustee and ING USA as beneficiary in which SLDI assets totaling $655.2 have been deposited as of December 31, 2008. Since December 31, 2008, an additional $1,074.0 has been contributed to the trust. Given the current economic environment, the Company is taking steps to develop alternative sources of credit for reinsurance collateral.

At the inception of this reinsurance contract, the impact of the initial ceded premium of $665.8 was partially offset by ceded reserves of $273.6 and by an increase in DAC of $85.5. The net of these was established as a deferred loss of $306.7 and was reflected in Other Assets. The deferred loss is being amortized over the period of benefit.

At December 31, 2008, the value of reserves ceded by the Company under this agreement was $732.3, and the balance of the deferred loss, including both the initial deferred loss plus additional deferrals of 1.62% of premiums on new business, was $353.8.

Yearly Renewable Term Agreements

Effective December 1 and December 31, 2008, ING USA entered into two yearly renewable term reinsurance agreements with its affiliate, ReliaStar Life Insurance Company (“ReliaStar”), for an indefinite duration. Under the terms of the agreements, ING USA assumed 100% of ReliaStar’s mortality risk associated with the net amount at risk under specific life insurance policies, including:

▪

Individual life policies issued by ReliaStar and previously assumed by ReliaStar from ReliaStar Life Insurance Company of New York (“RLNY”), with policy dates prior to January 1, 2000, including certain term life, universal life, variable universal life, and whole life, insurance policies.

▪	In force individual life policies issued by ReliaStar, where premiums are paid on the insured’s behalf through payroll deduction and which were marketed by employee benefit brokers.

ING USA received initial consideration of $3.9 from ReliaStar. Thereafter, the Company will receive monthly premiums, net of benefit payments, based on premium rates set forth in the respective agreements. As such, there is no unearned reinsurance premium.

As of December 31, 2008, the value of the reserves assumed by the Company under these agreements was $5.0.

Coinsurance Funds Withheld Agreement

Effective December 31, 2008, ING USA entered into a coinsurance funds withheld agreement with ReliaStar for an indefinite duration. Under the terms of the agreement, ING USA assumed 100% quota share of ReliaStar’s net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 was equal to the aggregate reserve assumed by ING USA. Thereafter, premiums are equal to the total earned gross premiums collected by ReliaStar from policyholders. ReliaStar will retain all reinsurance premiums payable to ING USA as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, ING USA will receive or pay a net settlement. In addition, ING USA is required to provide ReliaStar full reserve credit for reinsurance by providing a letter of credit, the cost of which will be partially reimbursed by ReliaStar.

As of December 31, 2008, the value of the reserves assumed by the Company under these agreements was $219.9.

Funds Withheld Agreement

Effective December 31, 2008, ING USA entered into a funds withheld agreement with ReliaStar for an indefinite duration. Under the terms of the agreements, ING USA assumed 100% quota share of ReliaStar’s net retained liability under assumed group life reinsurance in-force.

The initial premium of $60.0 was equal to the net Statutory reserve assumed by ING USA. Thereafter, premiums are equal to the total earned reinsurance premiums collected by ReliaStar, less a ceding commission. ReliaStar will retain all reinsurance premiums payable to ING USA as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, ING USA will receive or pay a net settlement. In addition, ING USA is required to provide ReliaStar reserve credit in the excess of the funds withheld for reinsurance by providing a cash deposit or letter of credit.

As of December 31, 2008, the value of the reserves assumed by the Company under these agreements was $60.0.

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

At December 31, 2008 and 2007, the guaranteed value of these death benefits in excess of account values was estimated to be $16.6 billion and $2.7 billion, respectively, before reinsurance. The increase was primarily driven by the decrease in account values due to unfavorable equity market performance in 2008.

At December 31, 2008, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $15.0 billion, of which $10.7 billion was projected to be covered by the Company’s equity hedging program. At December 31, 2007, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $1.8 billion, of which $537.6 was projected to be covered by the Company’s equity hedging program. As of December 31, 2008 and 2007, the Company recorded a liability of $565.4 and $209.4, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve during 2008 and higher future projected benefits in excess of account values.

Guaranteed Living Benefits:

▪	Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary.
▪

Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees lifetime annual withdrawals, after certain ages are reached, of a percentage of premiums paid. The percentage may vary by age at first withdrawal and depending on the base annuity contract. For certain (more recent) versions, there are annual step-up (for up to 10 years) and quarterly ratchet features that may increase the amount to which the percentage is applied for the annual withdrawal amount calculation. Other versions have a quarterly ratchet feature only. A joint life-time withdrawal benefit option is available to include coverage for spouses. Most versions of the withdrawal benefit have reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

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

Effective June 30, 2008, the Company reinsured most of its living benefit guarantees to an affiliated reinsurer to mitigate the risk produced by such benefits. This reinsurance agreement covers all of the GMIBs, as well as the GMWBs with lifetime guarantees (“the “Reinsured living benefits”). The GMABs and the GMWBs without lifetime guarantees (the “Non-reinsured living benefits”) are not covered by this reinsurance.

Prior to June 30, 2008, the Company utilized an equity hedging program to mitigate risks associated with all living benefits. The non-reinsured living benefits are still covered by the Company’s equity hedging program.

For the reinsured living benefits, as of December 31, 2008 and 2007, the guaranteed value of these benefits in excess of account values was estimated to be $12.0 billion and $397.5, respectively, before reinsurance. The increase was primarily driven by the decrease in the account values of contractowners due to unfavorable equity market performance in 2008. After reinsurance, the guaranteed values in excess of account value were $0 and $397.5 for December 31, 2008 and 2007, respectively. The Company recorded a liability, net of reinsurance, representing the estimated net present value of its future obligations for these benefits of $0 and $138.0 as of December 31, 2008 and 2007, respectively.

For the non-reinsured living benefits, as of December 31, 2008 and 2007, the guaranteed value of these benefits in excess of account values was $310.0 and $109.0, respectively. The Company recorded a liability representing the estimated net present value of its future obligations for these benefits of $153.0 and $11.3 as of December 31, 2008 and 2007, respectively.

Equity Hedging Program: In order to hedge equity risk associated with non-reinsured GMDBs and guaranteed living benefits, the Company enters into futures positions or put options on various public market equity indices chosen to closely replicate contractowner variable fund returns. The Company uses market consistent valuation techniques to establish its derivative position and to rebalance the derivative positions in response to market fluctuations. One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. In the fourth quarter of 2008, the Company began a new tactical hedging program designed to mitigate the impact of equity market movements on future fee income for its variable annuity business. The Company also administers a hedging program that mitigates both equity risk and equity volatility risk associated with its Principal Guard GMWB product issued in 2005 and beyond. This hedge strategy primarily involves entering into put options. The derivatives under the equity hedging programs do not qualify for hedge accounting under accounting principles generally accepted in the United States (“US GAAP”).

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

In the first quarter of 2009, the Company has taken certain actions to reduce its exposure to market risks. These actions include revisions to variable annuity product features for new issues, as well as a program to hedge interest rates for new business to reduce the effect of interest rate changes on the projected cost of variable annuity guaranteed benefits. During 2009, the Company will be monitoring these initiatives and their impacts on earnings, capital, and liquidity, and will determine whether further actions are necessary.

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

S&P 500 call options are purchased and written to hedge equity risk associated with the FIA contracts. During the fourth quarter of 2007, the Company began using futures contracts to hedge certain FIA contracts. The FIA hedging program is limited to currently accruing liabilities resulting from participation rates, that have already been set, and measured using capital market valuation techniques. Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged. The derivatives under the FIA hedging program do not qualify for hedge accounting under US GAAP.

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under FAS 133, as the Company has not historically sought hedge accounting treatment.

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, caps, floors, options and futures, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as either Other investments or Other liabilities, as appropriate, on the Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Statements of Operations.

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

At December 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $421.4, $207.2 of which was with related parties. At December 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $616.3, $156.5 of which was with related parties. During 2008 and 2007, $176.2 and $33.1, respectively, was funded to related parties under these commitments.

The Company has entered into various credit default swaps to assume credit exposure to certain assets that the Company does not own. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and contain no recourse provisions, which would enable the seller to recover from third parties. The Company’s collateral positions are tracked by the ISDA. To the extent cash collateral was received, it was included in the Collateral held, including payables under securities loan agreement on the Balance Sheets and was reinvested in short-term investments. The source of non-cash collateral posted was investment grade bonds of the entity. Collateral held is used in accordance with the CSA to satisfy any obligations. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to the notional value of the swap contract. At December 31, 2008, the fair value of credit default swaps of $12.7 and $124.8 was included in Other investments and Other liabilities, respectively, on the Balance Sheets. At December 31, 2007, the fair value of credit default swaps of $8.5 and $30.6 was included in Other investments and Other liabilities, respectively, on the Balance Sheets. As of December 2008, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $143.3.

The Company owns a 3-year credit-linked note arrangement, whereby the Company agrees to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2008, the maximum potential future exposure to the Company under the guarantee was $32.5.

As of December 31, 2008, the Company had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt(1)	$1,153.7	$27.5	$56.3	$56.4	$1,013.5
Operating lease obligations(2)	48.8	7.7	11.6	10.6	18.9
Purchase obligations(3)	421.4	421.4	-	-	-
Reserves for insurance obligations(4)	87,718.4	8,942.3	14,711.9	16,539.8	47,524.4
Pension obligations(5)	22.4	1.9	4.2	4.5	11.8
Total	$89,364.7	$9,400.8	$14,784.0	$16,611.3	$48,568.6

(1)	Long-term debt, including interest, consists of the following:

▪

A surplus note in the principal amount of $35.0, and the related interest payable with its affiliate, Security Life. As of December 31, 2008, the outstanding principal, interest rate, and maturity date, of the surplus note were $35.0, 7.98%, and December 7, 2029, respectively.

▪

Surplus notes in the aggregate principal amount of $400.0 and the related interest payable, with its affiliates, ING Life Insurance and Annuity Company, ReliaStar and SLDI. As of December 31, 2008, the aggregate amount of outstanding principal, interest rate, and maturity date, of these surplus notes were $400.0, 6.26%, and December 29, 2034, respectively.

(2)

Operating lease obligations relate to the rental of office space under various non-cancelable operating lease agreements, the longest term of which expires in 2017, and the anticipated fees from the abandonment and disposition of leased property.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Balance Sheets. At December 31, 2008 and 2007, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $562.8 and $745.5, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $482.2 and $711.9 at December 31, 2008 and 2007, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in Borrowed money on the Balance Sheets.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At December 31, 2008 and 2007, the Company did not have any securities pledged under reverse repurchase agreements. Reverse repurchase agreements are included in Cash and cash equivalents on the Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2008. The Company believes the counterparties to the dollar roll, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2008 and 2007, the fair value of loaned securities was $125.4 and $123.1, respectively.

Statutory Capital and Risk-Based Capital

The Iowa Insurance Division (the “Division”) recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures Manual has been adopted as a component of prescribed or permitted practices by the State of Iowa.

The Commissioner of the Division has the right to permit other specific practices that deviate from prescribed practices. For 2008, the Company received a permitted practice regarding deferred income taxes, which expires on December 15, 2009. Specifically, the this permitted practice modifies the accounting for deferred income taxes prescribed by the NAIC by increasing the realization period for deferred tax assets from one year to three years and increasing the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus. The benefits of this permitted practice may not be considered by the Company when determining surplus available for dividends. This permitted practice increased admitted assets and statutory surplus by $120.7 for the year ended December 31, 2008. This permitted practice had no impact on net income. The Company’s risk-based capital would not have triggered a regulatory event without the benefit of this permitted practice.

The Division also has the ability to ease certain reserving requirements at its discretion. Due to the reduction in liquidity and the availability of letters of credit confirming banks, the Department allowed the Company to accept unconfirmed letters of credit for reinsurance transactions. This allowed the Company to take the full reserve relief for reinsurance transactions with unconfirmed letters of credit. This reserve relief is available for the period from December 31, 2008 through July 1, 2009 and is not a permitted practice.

The NAIC risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC’s risk-based capital reporting requirements. Amounts reported indicate that, as of December 31, 2008, the Company has total adjusted capital above all required capital levels.

The sensitivity of the Company’s statutory reserves and surplus established for variable annuity contracts and guaranteed benefit riders to changes in the equity markets will vary depending on the magnitude of the decline. The sensitivity will be affected by the level of account values relative to the level of guaranteed amounts, product design and reinsurance. Statutory reserves for variable annuities depend upon the cumulative equity market impacts on the business in force and therefore result in non-linear relationships with respect to the level of equity market performance within any reporting period.

Risk-based capital is also affected by the product mix of the in force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). Risk-based capital is an important factor in the determination of the credit and financial strength ratings of the Company. As a result of declines in the market value of the Company’s separate account assets during 2008, the reserves for variable annuity guaranteed benefits increased during the year. Although the Company reinsured a large block of its guaranteed living benefits to an affiliate during 2008, the statutory reserves for the non-reinsured guaranteed benefits increased by $1,445.3 during the year, which adversely impacted statutory surplus. Future declines in the market values of the Company’s separate account assets could cause future reductions in the Company’s surplus, which may also impact risk-based capital.

Further, the Company’s statutory credit for reinsurance taken under the affiliated offshore reinsurance agreement covering the Company’s guaranteed living benefits is subject to uncertainty arising from the offshore reinsurer’s ability to provide letters of credit from lending banks under adverse market conditions. The Company is taking various steps to develop alternative sources of credit for reinsurance collateral.

See also Item 7, “Liquidity and Capital Resources - Reinsurance Agreements and Minimum Guarantees”, contained herein.

Income Taxes

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

Income tax obligations include the allowance on uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed. The current liability of $24.2 may be paid in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $43.5 cannot be reliably estimated.

Recently Adopted Accounting Standards

(See the Organization and Significant Accounting Policies footnote to the financial statements set forth in Part II, Item 8. herein, for further information.)

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

FAS 157 was adopted by the Company on January 1, 2008. As a result of implementing FAS 157, the Company recognized $69.6, before tax, as an increase to Net income on the date of adoption related to the fair value measurements of investment contract guarantees. The impact of implementation was included in Interest credited and other benefits to contractowners on the Statements of Operations.

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

The Company recognized no other adjustments to its financial statements related to the adoption of FAS 157, and new disclosures are included in the Financial Instruments footnote set forth in Part II, Item 8. herein.

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

FAS 159 was adopted by the Company on January 1, 2008. In implementing FAS 159, the Company elected not to take the fair value option for any eligible assets or liabilities in existence on January 1, 2008, or in existence at the date of the financial statements set forth in Part II, Item 8. herein.

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

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage, that occurs by the exchange of a contract for a new contract, by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”), as short-duration and long-duration insurance contracts, and by FAS 97 as investment contracts.

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

Disclosures about Credit Derivatives and Certain Guarantees

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”), which does the following:

▪	Amends FAS No. 133, requiring additional disclosures by sellers of credit derivatives;
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

FSP FAS 133-1 and FIN 45-4 was adopted by the Company on December 31, 2008. In implementing FSP FAS 133-1 and FIN 45-4, the Company determined that its adoption had no financial statement impact. New disclosures are included in the Financial Instruments and Commitments and Contingent Liabilities footnotes to the financial statements set forth in Part II, Item 8. herein.

The clarification in the FSP of the effective date of FAS 161 is consistent with the guidance in FAS 161 and the Company’s disclosure provided herein.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”), which requires additional disclosures regarding a transferor’s continuing involvement with financial assets transferred in a securitization or asset-backed financing arrangement and an enterprise’s involvement with variable interest entities (“VIEs”) and qualifying special purpose entities (“QSPEs”).

FSP FAS 140-4 and FIN 46(R)-8 was adopted by the Company on December 31, 2008. In implementing FSP FAS 140-4 and FIN 46(R)-8, the Company determined that its adoption has no financial statement impact. The Company does not have any QSPEs or continuing involvement with financial assets transferred in a securitization or asset-backed financing arrangement.

Amendments to Impairment Guidance

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”), which amends EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”). FSP EITF 99-20-1 requires that an other-than-temporary impairment on investments that meet the criteria of EITF 99-20 be recognized as a realized loss through earnings when it is probable there has been an adverse change in the holder’s estimated cash flow, consistent with the impairment model in FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

FSP EITF 99-20-1 was adopted by the Company on December 31, 2008, prospectively. In implementing FSP EITF 99-20-1, the Company determined there was a minimal effect on financial position, results of operations, and cash flows, as the structured securities held by the Company were highly rated at issue.

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

Equity Method Investment Accounting

In November 2008, the EITF reached consensus on EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which requires, among other provisions, that:

▪	Equity method investments be initially measured at cost;
▪	Contingent consideration only be included in the initial measurement;
▪	An investor recognize its share of any impairment charge recorded by the equity investee; and
▪	An investor account for a share issuance by an equity investee as if the investor had sold a proportionate share of its investment;

The provisions of EITF 08-6 are effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. As such, this standard will impact Company acquisitions or changes in ownership with regards to equity investments that occur on or after January 1, 2009. The Company is currently in the process of determining the impact of the other-than-temporary impairment provisions.

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. The SEC has a regulatory initiative underway to improve fee disclosure in financial products and has also adopted Regulation 151A, with an effective date of January 12, 2011. The new rule will have the effect of requiring the registration of fixed annuity products. The IRS and the Treasury have published final regulations, effective in 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. As a result of these final regulations, the Company is no longer offering new 403(b) contracts; however, 403(b) products will continue to be offered by the Company’s affiliates, including ING Life Insurance and Annuity Company.

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

Insurance and Retirement Plan Products and Other Regulatory Matters

Federal and state regulators, and self-regulatory agencies are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; sales and marketing practices (including sales to seniors); specific product types (including group annuities and indexed annuities); and disclosure. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and have cooperated and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

Action has been or may be taken by regulators with respect to the Company or certain affiliates before investigations relating to fund trading are completed. The potential outcome of such action is difficult to predict but could subject the Company or certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.

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

Interest Rate Risk

The Company defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from the Company’s primary activity of investing fixed annuity premiums and guaranteed investment contract deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. The Company manages the interest rate risk in its general account investments relative to the interest rate risk in its liabilities. The current product portfolio also includes products where interest rate risks are entirely or partially passed on to the contractowner, thereby reducing the Company’s exposure to interest rate movements. The Company is also subject to interest rate risk on its variable annuity business, as a sustained decline in interest rates may subject the Company to higher cost of guaranteed benefits and increased hedging costs. Changes in interest rates can impact present and future earnings, the levels of new sales, surrenders, or withdrawals.

The following schedule demonstrates the potential changes in the annual earnings from an instantaneous, parallel increase/decrease in interest rates of 1% on December 31, 2008. These changes to income could relate to future investment income, interest paid to contractowners, market-value adjustments, amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by interest rate changes. The effect of interest rate changes is different by product. In addition, the Company has estimated the impact to December 31, 2008 Shareholder’s equity from the same instantaneous change in interest rates. The effect on Shareholder’s equity includes the impact of interest rate fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Interest rate sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2008	2008

Increase of 1%	$(2.9)	$(18.8)
Decrease of 1%	(29.4)	(12.1)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous, parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2008	2008

Increase of 1%	$24.7	$30.5
Decrease of 1%	(21.0)	(28.4)

Equity Market Risk

The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management (“AUM”), which is primarily driven by the level of sales, equity market appreciation and depreciation, and the persistency of the in force block of business.

Prolonged and precipitous declines in the equity markets can have a significant impact on the Company’s operations. As a result, sales of variable products may decline and surrender activity may increase, as contractowner sentiment towards the equity market turns negative. Lower AUM will have a negative impact on the Company’s financial results, primarily due to lower fee income on variable annuities, as well as increased costs for guaranteed benefits and hedging. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate account move to the general account and the Company is unable to earn an acceptable investment margin, particularly in light of the low interest rate environment and the presence of contractually guaranteed interest credited rates.

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

The following schedule demonstrates the potential changes in the annual earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2008. These changes to income could relate to future fee income, reserves for guaranteed benefit payments, hedging gains (losses), unrealized or realized capital gains (losses), amortization of DAC and VOBA, or any other net income item that would be affected by a substantial change to equity markets. In addition, the Company has estimated the impact to Shareholder’s equity as of December 31, 2008 from the same instantaneous change in equity markets. The effect on Shareholder’s equity include the impact of equity market fluctuations on income, unrealized gains or losses on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Equity sensitivity and effect on Net income and Shareholder’s equity

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2008	2008

Increase of 10%	$164.6	$163.3
Decrease of 10%	(142.2)	(142.2)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2008	2008

Increase of 10%	$206.3	$206.3
Decrease of 10%	(153.5)	(153.5)

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

The liabilities associated with GMDBs, GMIBs, and GMWBs with life contingent payouts, are recorded in accordance with Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts” (“SOP 03-1”). The liabilities associated with GMABs and GMWBs without life contingent payouts represent embedded derivative liabilities within variable annuities, which are required to be reported separately from the host variable annuity contract. These guarantees are carried at fair value in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and FAS No. 157, “Fair Value Measurements” (“FAS 157”), and are reported in Future policy benefits and claims reserves in the Balance Sheets.

Both the liabilities recorded in accordance with SOP 03-1, and the liabilities carried at fair value in accordance with FAS 133, are calculated based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning contractowner behavior. These liability assumptions, such as lapses, partial withdrawals, and mortality, are based on Company experience and are, where appropriate, consistent with those used for DAC and VOBA.

Declines in the equity market may increase the Company’s net exposure to the death and living benefit guarantees offered under these contracts. Such declines would cause a decrease in account values, and increase the possibility that the Company may be required to pay amounts related to these guarantees. The following schedule demonstrates the potential change in the 2008 reserve liabilities for minimum guarantees resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2008.

	Effect on Reserves
	GMDBs	GMIBs	GMABs	GMWBs

Increase of 10%	$(94.8)	$-	$(10.4)	$(15.7)
Decrease of 10%	127.5	-	13.9	21.2

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

Other risks posed by market conditions, such as interest rate risk and the majority of the Company’s equity volatility risk, and risks posed by contractowner experience, such as surrender and mortality experience deviations, are not explicitly mitigated by this program. In addition, certain funds, where there is no replicating market index and where hedging is not appropriate, as well as certain enhanced death benefits are excluded from the program.

For those risks addressed by the equity hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contractowner variable fund growth. Any differences between actual results and the market indices result in income volatility.

Hedging of Indexed Annuity Guarantees

The crediting mechanism for fixed indexed annuities (“FIA”) exposes the Company to changes in the equity market (“S&P 500”). The Company mitigates this exposure by purchasing over-the-counter S&P 500 call options from broker-dealer derivative counterparties who generally have a minimum credit rating of Aa3 from Moody’s Investors Service, Inc., and AA- from Standard & Poor’s. For each broker-dealer counterparty, the Company’s derivative exposure to that counterparty is aggregated with any fixed income exposure to the same counterparty, and is maintained within applicable state requirements and National Association of Insurance Commissioners insurance regulatory guidelines. During 2007, the Company began using futures contracts to hedge certain FIA contracts. The FIA hedging program is limited to currently accruing liabilities resulting from participation rates that have been determined using capital market valuation techniques. Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

The following schedule demonstrates the potential change in the 2008 FIA reserve liabilities resulting from instantaneous increase/decrease in equity markets of 10% on December 31, 2008.

Effect on
Reserves

Increase of 10%	$(30.5)
Decrease of 10%	30.5

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	88

Financial Statements:

Statements of Operations for the years ended
December 31, 2008, 2007, and 2006	89

Balance Sheets as of December 31, 2008 and 2007	90

Statements of Changes in Shareholder's Equity for the years ended
December 31, 2008, 2007, and 2006	92

Statements of Cash Flows for the years ended
December 31, 2008, 2007, and 2006	93

Notes to Financial Statements	95

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING USA Annuity and Life Insurance Company

We have audited the accompanying balance sheets of ING USA Annuity and Life Insurance Company as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ING USA Annuity and Life Insurance Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Atlanta, Georgia

March 26, 2009

ING USA Annuity and Life Insurance Company (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Statements of Operations (In millions)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Net investment income	$1,438.0	$1,346.4	$1,156.4
Fee income	1,152.4	1,198.9	939.2
Premiums	19.1	19.6	20.5
Net realized capital losses	(1,481.7)	(391.2)	(90.4)
Other income	0.2	0.1	-
Total revenue	1,128.0	2,173.8	2,025.7
Benefits and expenses:
Interest credited and other benefits to contractowners	1,716.0	1,312.0	1,169.7
Operating expenses	291.7	269.6	228.0
Net amortization of deferred policy acquisition
costs and value of business acquired	680.5	408.1	293.0
Interest expense	30.5	32.5	30.3
Other expense	35.7	24.2	28.1
Total benefits and expenses	2,754.4	2,046.4	1,749.1
(Loss) income before income taxes	(1,626.4)	127.4	276.6
Income tax (benefit) expense	(245.2)	(1.6)	64.4
Net (loss) income	$(1,381.2)	$129.0	$212.2

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Balance Sheets (In millions, except share data)

	As of December 31,
	2008	2007
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $20,393.5 at 2008 and $21,945.0 at 2007)	$17,143.0	$21,833.4
Equity securities, available-for-sale, at fair value
(cost of $257.6 at 2008 and $216.6 at 2007)	253.9	211.1
Short-term investments	111.7	188.0
Mortgage loans on real estate	3,923.3	3,701.7
Policy loans	144.4	155.8
Limited partnerships/corporations	332.9	454.5
Other investments	364.7	394.1
Securities pledged (amortized cost of $976.7 at 2008
and $953.3 at 2007)	993.2	942.6
Total investments	23,267.1	27,881.2
Cash and cash equivalents	610.8	204.4
Short-term investments under securities loan agreement	130.4	128.5
Accrued investment income	214.5	216.9
Receivable for securities sold	9.1	4.6
Premium receivable	303.1	-
Deposits and reinsurance recoverable from affiliate	5,349.3	4,616.1
Deferred policy acquisition costs	4,205.5	2,908.4
Value of business acquired	195.1	128.7
Sales inducements to contractowners	624.3	645.4
Due from affiliates	14.5	22.9
Current income tax recoverable	321.1	-
Other assets	481.9	41.3
Assets held in separate accounts	34,090.8	44,477.8
Total assets	$69,817.5	$81,276.2

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Balance Sheets (In millions, except share data)

	As of December 31,
	2008	2007
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$32,570.7	$31,461.6
Payables for securities purchased	4.1	-
Payables under securities loan agreement, including collateral held	148.0	140.0
Borrowed money	483.1	715.5
Notes to affiliates	435.0	435.0
Due to affiliates	151.7	95.6
Current income taxes	-	40.7
Deferred income taxes	35.8	184.5
Other liabilities	1,130.8	606.5
Liabilities related to separate accounts	34,090.8	44,477.8
Total liabilities	69,050.0	78,157.2

Shareholder's equity
Common stock (250,000 shares authorized, issued
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	4,335.4	4,132.7
Accumulated other comprehensive loss	(1,333.7)	(160.7)
Retained earnings (deficit)	(2,236.7)	(855.5)
Total shareholder's equity	767.5	3,119.0
Total liabilities and shareholder's equity	$69,817.5	$81,276.2

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
Comprehensive income (loss):
Net income	-	-	-	129.0	129.0
Other comprehensive loss, net of tax:
Change in net unrealized capital
gains (losses) on securities
($(158.7) pretax), including
valuation allowance of $(46.9)	-	-	(149.7)	-	(149.7)
Pension liability ($3.4 pretax)	-	-	2.2	-	2.2
Other	-	-	(1.1)	-	(1.1)
Total comprehensive loss					(19.6)
Capital contribution	-	150.0	-	-	150.0
Employee share-based payments	-	4.3	-	-	4.3
Balance at December 31, 2007	2.5	4,132.7	(160.7)	(855.5)	3,119.0
Comprehensive loss:
Net loss	-	-	-	(1,381.2)	(1,381.2)
Other comprehensive loss, net of tax:
Change in net unrealized capital
gains (losses) on securities
($(1,831.4) pretax), including
valuation allowance of $17.1	-	-	(1,173.3)	-	(1,173.3)
Pension liability ($0.5 pretax)	-	-	0.3	-	0.3
Total comprehensive loss					(2,554.2)
Capital contribution from Parent	-	1,100.0	-	-	1,100.0
Capital distribution to Parent	-	(900.0)	-	-	(900.0)
Employee share-based payments	-	2.7	-	-	2.7
Balance at December 31, 2008	$2.5	$4,335.4	$(1,333.7)	$(2,236.7)	$767.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Statements of Cash Flows (In millions)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net (loss) income	$(1,381.2)	$129.0	$212.2
Adjustments to reconcile net income to
net cash provided by operating activities:
Capitalization of deferred policy acquisition costs
and sales inducements	(888.6)	(864.5)	(831.9)
Net amortization of deferred policy acquisition costs,
value of business acquired, and sales inducements	910.2	528.3	367.1
Net accretion/decretion of discount/premium	74.7	52.2	57.7
Future policy benefits, claims reserves, and
interest credited	2,156.8	1,368.5	1,179.9
Provision for deferred income taxes	509.6	(69.0)	131.4
Net realized capital losses	1,481.7	391.2	90.4
Change in:
Accrued investment income	2.4	(33.2)	(8.7)
Reinsurance recoverable (excluding GICs)	(827.0)	(132.4)	(52.1)
Other receivables and asset accruals	(389.9)	2.5	(13.9)
Other reinsurance asset	(353.8)	-	-
Due to/from affiliates	64.5	56.0	(8.0)
Income tax recoverable	(361.8)	-	-
Other payables and accruals	17.9	42.9	(3.1)
Employee share-based payments	2.7	4.3	4.1
Other, net	163.8	2.2	1.1
Net cash provided by operating activities	1,182.0	1,478.0	1,126.2
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	7,478.8	10,631.8	10,496.1
Equity securities, available-for-sale	162.8	16.5	15.8
Mortgage loans on real estate	474.5	776.1	523.7
Acquisition of:
Fixed maturities, available-for-sale	(7,002.2)	(15,767.5)	(11,446.3)
Equity securities, available-for-sale	(272.0)	(193.5)	(25.4)
Mortgage loans on real estate	(700.3)	(790.6)	(444.4)
Derivatives, net	(58.1)	22.9	(198.1)
Limited partnerships, net	30.1	(305.4)	(69.9)
Short-term investments, net	77.2	(53.8)	(79.7)
Collateral (paid) received	6.2	11.5	-
Other, net	13.7	1.9	4.7
Net cash provided by (used in) investing activities	210.7	(5,650.1)	(1,223.5)

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Statements of Cash Flows (In millions)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Financing Activities:
Deposits received for investment contracts	$8,473.0	$10,458.9	$5,788.4
Maturities and withdrawals from investment contracts	(9,520.7)	(7,062.2)	(4,497.2)
Reinsurance recoverable on investment contracts	93.8	275.3	(638.8)
Notes to affiliates	-	-	45.0
Short-term repayments	(232.4)	(54.1)	(36.7)
Capital distribution to Parent	(900.0)	-	(170.0)
Capital contribution from Parent	1,100.0	150.0	-
Net cash (used in) provided by financing activities	(986.3)	3,767.9	490.7
Net increase (decrease) in cash and cash equivalents	406.4	(404.2)	393.4
Cash and cash equivalents, beginning of year	204.4	608.6	215.2
Cash and cash equivalents, end of year	$610.8	$204.4	$608.6
Supplemental cash flow information:
Income taxes (received) paid, net	$(393.1)	$21.3	$(30.2)
Interest paid	$50.5	$67.1	$66.2

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

FAS 157 was adopted by the Company on January 1, 2008. As a result of implementing FAS 157, the Company recognized $69.6, before tax, as an increase to Net income on the date of adoption related to the fair value measurements of investment contract guarantees. The impact of implementation was included in Interest credited and other benefits to contractowners on the Statements of Operations.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

FAS 159 was adopted by the Company on January 1, 2008. In implementing FAS 159, the Company elected not to take the fair value option for any eligible assets or liabilities in existence on January 1, 2008, or in existence at the date of these financial statements.

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

Disclosures about Credit Derivatives and Certain Guarantees

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”), which does the following:

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

FSP FAS 133-1 and FIN 45-4 was adopted by the Company on December 31, 2008. In implementing FSP FAS 133-1 and FIN 45-4, the Company determined that its adoption had no financial statement impact.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The clarification in the FSP of the effective date of FAS 161 is consistent with the guidance in FAS 161 and the Company’s disclosure provided herein.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”), which requires additional disclosures regarding a transferor’s continuing involvement with financial assets transferred in a securitization or asset-backed financing arrangement and an enterprise’s involvement with variable interest entities (“VIEs”) and qualifying special purpose entities (“QSPEs”).

FSP FAS 140-4 and FIN 46(R)-8 was adopted by the Company on December 31, 2008. In implementing FSP FAS 140-4 and FIN 46(R)-8, the Company determined that its adoption has no financial statement impact. The Company does not have any QSPEs or continuing involvement with financial assets transferred in a securitization or asset-backed financing arrangement.

Amendments to Impairment Guidance

In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”), which amends EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”). FSP EITF 99-20-1 requires that an other-than-temporary impairment on investments that meet the criteria of EITF 99-20 be recognized as a realized loss through earnings when it is probable there has been an adverse change in the holder’s estimated cash flow, consistent with the impairment model in FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

FSP EITF 99-20-1 was adopted by the Company on December 31, 2008, prospectively. In implementing FSP EITF 99-20-1, the Company determined there was a minimal effect on financial position, results of operations, and cash flows, as the structured securities held by the Company were highly rated at issue.

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

The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently in the process of determining the impact of adoption of FAS 161 on its disclosures; however, as the pronouncement only pertains to additional disclosure, the Company has determined that the adoption of FAS 161 will have no impact on income, financial position or cash flows. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under FAS 133, as the Company has not historically sought hedge accounting treatment.

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

Equity Method Investment Accounting

In November 2008, the EITF reached consensus on EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which requires, among other provisions, that:

▪	Equity method investments be initially measured at cost;
▪	Contingent consideration only be included in the initial measurement;
▪	An investor recognize its share of any impairment charge recorded by the equity investee; and
▪	An investor account for a share issuance by an equity investee as if the investor had sold a proportionate share of its investment;

The provisions of EITF 08-6 are effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. As such, this standard will impact Company acquisitions or changes in ownership with regards to equity investments that occur on or after January 1, 2009. The Company is currently in the process of determining the impact of the other-than-temporary impairment provisions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications. For 2007, the Company reclassified $250.0 from operating cash flows to financing cash flows in order to properly reflect all cash flows associated with the Company’ guaranteed investment contracts and associated facultative reinsurance.

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

In addition, the Company invests in structured securities that meet the criteria of the EITF 99-20. Under EITF 99-20, a further determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the remeasurement date.

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

Valuation

The fair values for the actively traded marketable fixed maturities are determined based upon the quoted market prices or dealer quotes. The fair values for marketable bonds without an active market are obtained through several commercial pricing services, which provide the estimated fair values. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. Valuations obtained from third party commercial pricing services are non-binding and are validated monthly through comparisons to internal pricing models, back testing to recent trades, and monitoring of trading volumes.

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

The fair values for certain collateralized mortgage obligations (“CMO-Bs”) are determined by taking the average of broker quotes when more than one broker quote is provided. A few of the CMO-Bs are priced by the originating broker due to the complexity and unique characteristics of the asset.

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

The fair value of policy loans is equal to the carrying, or cash surrender, value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts.

Short-term investments, consisting primarily of money market instruments and other fixed maturity issues purchased with an original maturity of 91 days to one year, are considered available-for-sale and are carried at fair value, which is based on quoted market prices.

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

The Company records liabilities, which can be either positive or negative, for annuity contracts containing guaranteed riders for guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”) without life contingencies in accordance with FAS 133. The guarantee is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company also records for its fixed indexed annuities (“FIA”) contracts an embedded derivative liability for interest payments to contractholders above the minimum guaranteed interest rate, in accordance with FAS 133. The guarantee is treated as an embedded derivative and is required to be reported separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by best estimate assumptions.

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

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under FAS 133, as the Company has not historically sought hedge accounting treatment.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, caps, floors, options and futures, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as either Other investments or Other liabilities, as appropriate, on the Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Statements of Operations.

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

FAS 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS 97, DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges. DAC related to GICs, however, is amortized on a straight-line basis over the life of the contract.

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

Unlocking

Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable universal life and variable deferred annuity products. One of the most significant assumptions involved in the estimation of future gross profits is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Other significant assumptions include estimated future hedging and guaranteed benefit costs, surrender and lapse rates, estimated interest spread, and estimated mortality.

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

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Deferred annuity crediting rates and reserve interest rates varied by product up to 10.0% for 2008 and 2007, and 7.8% for 2006.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2008, 2007, and 2006, immediate annuity reserve interest discount rates varied up to 8.0%.

Reserves for FIAs are computed in accordance with FAS 97, FAS 133, and FAS 157. Accordingly, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in the Statements of Operations.

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses, less the present value of future net premiums.

Under Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts” (“SOP 03-1”), the Company calculates additional liabilities (“SOP 03-1 reserves”) for certain variable annuity guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The SOP 03-1 reserve recognized for such products is in addition to the liability previously held and recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

The Company calculates a benefit ratio for each block of business subject to SOP 03-1, and calculates an SOP 03-1 reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess death benefits during the period. The SOP 03-1 reserve is accumulated at interest rates using rates consistent with the DAC model for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

GMABs and GMWBs without life contingent payouts are considered to be derivatives under FAS 133 and FAS 157. The additional reserves for these guarantees are recognized at fair value through the Statements of Operations.

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

Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for separate presentation in the Balance Sheets (primarily guaranteed interest options), and revenue and expenses related to such arrangements, are consolidated in the financial statements with the general account. At December 31, 2008 and 2007, unrealized capital (losses) gains of $(249.2) and $21.1, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in Shareholder’s equity.

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

Participating Insurance

Participating business approximates 2.0% of the Company’s ordinary life insurance in force and 21.9% of life insurance premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Amounts allocable to participating contractowners are based on published dividend projections or expected dividend scales. Dividends to participating policyholders of $13.7, $14.8, and $15.4, were incurred during the years ended December 31, 2008, 2007, and 2006, respectively.

Income Taxes

The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses (benefits) result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

2.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$1,109.3	$74.2	$0.3	$1,183.2
U.S. government agencies and authorities	267.3	20.8	0.8	287.3
State, municipalities, and political
subdivisions	48.2	0.3	9.1	39.4
U.S. corporate securities:
Public utilities	1,452.2	5.6	133.1	1,324.7
Other corporate securities	5,570.9	68.5	634.1	5,005.3
Total U.S. corporate securities	7,023.1	74.1	767.2	6,330.0

Foreign securities(1):
Government	426.7	3.3	65.4	364.6
Other	3,145.5	11.4	411.0	2,745.9
Total foreign securities	3,572.2	14.7	476.4	3,110.5

Residential mortgage-backed securities	4,264.0	122.4	803.0	3,583.4
Commercial mortgage-backed securities	3,585.9	-	1,028.0	2,557.9
Other asset-backed securities	1,500.2	9.2	464.9	1,044.5

Total fixed maturities, including
securities pledged	21,370.2	315.7	3,549.7	18,136.2
Less: securities pledged	976.7	46.4	29.9	993.2
Total fixed maturities	20,393.5	269.3	3,519.8	17,143.0
Equity securities	257.6	0.3	4.0	253.9
Total investments, available-for-sale	$20,651.1	$269.6	$3,523.8	$17,396.9
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
(1) Primarily U.S. dollar denominated.

At December 31, 2008 and 2007, net unrealized loss was $3,237.7 and $127.8, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities as of December 31, 2008, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$463.4	$458.5
After one year through five years	5,534.1	5,120.1
After five years through ten years	3,347.5	2,993.1
After ten years	2,675.1	2,378.7
Mortgage-backed securities	7,849.9	6,141.3
Other asset-backed securities	1,500.2	1,044.5
Less: securities pledged	976.7	993.2
Fixed maturities, excluding securities pledged	$20,393.5	$17,143.0

The Company had investments with five single issuers, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at December 31, 2008. At December 31, 2007, the Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10.0% of the Company's Shareholder's equity.

At December 31, 2008 and 2007, fixed maturities with fair values of $22.3 billion and $11.2, respectively, were on deposit as required by regulatory authorities. The increase was due to unrestricted deposits of securities made to the State of Iowa.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”) that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2008 and 2007, approximately 12.1% and 7.5%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At December 31, 2008 and 2007, the Company had $2,995.2 and $2,898.7, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. At December 31, 2008 and 2007, assets with a market value of approximately $3,341.1 and $3,270.1, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

In conjunction with the January 2009 agreement with the Dutch State regarding the transfer of 80% of the Company's Alt-A residential mortgage backed securities (“Alt-A RMBS”), which included $375.1 in Alt-A RMBS pledged to the FHLB, the Company substituted the Alt-A RMBS assets pledged with other fixed maturities. By February 17, 2009, the Company recalled these Alt-A securities in order to implement the transaction with the Dutch State and reduced the funding agreements pro rata.

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-up Facility (the “Back-up Facility”) covering 80% of ING’s Alt-A residential mortgage-backed securities (“Alt-A RMBS”). Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State will be realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State will take place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees will be paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company will remain the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. Subject to documentation and regulatory approvals, the ING-Dutch State Transaction is expected to close by the end of March 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph to take effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company will enter into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company will convey to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and pay a periodic transaction fee, and will receive, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State will be obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding will be obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions it receives with respect to the 80% participation interest in the Company’s Designated Securities Portfolio.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which has a book value of $27.9 will be sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”). Immediately thereafter, Lion II will sell to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp will include such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. Subject to documentation and regulatory approval, the Step 1 Cash Transfer is expected to close by the end of March 2009 contemporaneous with the closing of the ING-Dutch State Transaction.

Since the Company had the intent to sell a portion of its Alt-A RMBS through the 80% participation interest in its Designated Securities Portfolio or as part of the Step 1 Cash Transfer as of December 31, 2008, the Company recognized $56.9 in other-than-temporary impairments with respect to the 80% participation interest in its Designated Securities Portfolio that it expects to convey as part of the ING-Dutch State Transaction and the Step 1 Cash Transfer. The Company expects to reduce the unrealized loss balance in Accumulated other comprehensive loss included in Shareholder’s equity by approximately $400.0 and recognize a gain in the estimated range of $110.0 to $130.0 upon the closing of the ING-Dutch State Transaction and the Step 1 Cash Transfer.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Balance Sheets. At December 31, 2008 and 2007, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $562.8 and $745.5, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $482.2 and $711.9 at December 31, 2008 and 2007, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in Borrowed money on the Balance Sheets.

The Company also enters into reverse repurchase agreements. At December 31, 2008 and 2007, the Company did not have any securities in reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2008 and 2007. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2008 and 2007, the fair value of loaned securities was $125.4 and $123.1, respectively.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities at December 31, 2008 and 2007, were primarily related to the effects of interest rate movement or changes in credit spreads on mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at December 31, 2008 and 2007.

	Less than	More than
	Six Months	Six Months and	More than	Total
	Below	less than Twelve	Twelve Months	Unrealized
	Amortized	Months Below	Below	Capital
2008	Cost	Amortized Cost	Amortized Cost	Losses
Interest rate or spread widening	$198.7	$538.4	$516.7	$1,253.8
Mortgage and other asset-backed securities	562.6	375.6	1,357.7	2,295.9
Total unrealized capital losses	$761.3	$914.0	$1,874.4	$3,549.7
Fair value	$4,350.9	$4,522.0	$4,551.9	$13,424.8

2007
Interest rate or spread widening	$37.8	$49.2	$62.7	$149.7
Mortgage and other asset-backed securities	73.3	134.8	22.4	230.5
Total unrealized capital losses	$111.1	$184.0	$85.1	$380.2
Fair value	$5,322.0	$3,248.4	$3,300.6	$11,871.0

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 75.7% of the average book value. In addition, this category includes 1,499 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2008. The fair value of the Company’s fixed maturities declined $483.4, before tax and DAC, from December 31, 2008 through February 28, 2009, due to further widening of credit spreads. This decline in fair value includes $258.3 related to the Company’s investments in commercial mortgage-backed securities.

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2008, 2007, and 2006.

	2008		2007			2006
		No. of			No. of		No. of
Impairment		Securities	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	-	$-	*	1	$0.1	1
U.S. Corporate	289.1	230	81.0		173	15.8	63
Foreign	229.4	108	25.7		74	3.5	13
Residential mortgage-backed	289.8	98	3.0		24	12.7	68
Commercial mortgage-backed	4.8	1	-		-	-	-
Other asset-backed	182.5	93	43.3		91	1.2	2
Equity	32.0	12	-		-	-	-
Limited partnerships	0.5	1	0.3		1	0.5	2
Total	$1,028.1	543	$153.3		364	$33.8	149
*Less than $0.1.

The above schedule includes $369.7, $31.0, and $11.5, in other-than-temporary write-downs for the years ended December 31, 2008, 2007, and 2006, respectively, related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $658.4, $122.3, and $22.3, in write-downs for the years ended December 31, 2008, 2007, and 2006, respectively, are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes these write-downs by type for the years ended December 31, 2008, 2007, and 2006.

	2008		2007			2006
		No. of			No. of		No. of
	Impairment	Securities	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	-	$-	*	1	$0.1	1
U.S. Corporate	199.8	178	70.6		161	15.8	63
Foreign	146.5	87	21.4		68	3.5	13
Residential mortgage-backed	142.9	40	1.0		5	1.7	4
Other asset-backed	169.2	58	29.3		84	1.2	2
Total	$658.4	363	$122.3		319	$22.3	83
* Less than $0.1.

The remaining fair value of fixed maturities with other-than-temporary impairments at December 31, 2008, 2007, and 2006, was $2,268.4, $2,353.8, and $437.4, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Investment Income

Sources of Net investment income were as follows for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Fixed maturities, available-for-sale	$1,361.0	$1,176.1	$1,009.7
Equity securities, available-for-sale	(0.2)	3.3	1.9
Mortgage loans on real estate	223.6	233.1	225.3
Policy loans	8.8	9.0	9.1
Short-term investments and cash equivalents	4.5	6.7	5.5
Other	(53.3)	35.1	13.9
Gross investment income	1,544.4	1,463.3	1,265.4
Less: investment expenses	106.4	116.9	109.0
Net investment income	$1,438.0	$1,346.4	$1,156.4

At December 31, 2008 and 2007, the Company had $21.2 and $60.3, respectively, of non-income producing investments in fixed maturities.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investment on disposal is determined based on specific identification of securities using the first-in, first-out method. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Fixed maturities, available-for-sale	$(975.9)	$(100.3)	$(43.8)
Equity securities, available-for-sale	(52.9)	0.5	0.9
Derivatives	(447.5)	(291.0)	(48.2)
Other	(5.4)	(0.4)	0.7
Net realized capital losses	$(1,481.7)	$(391.2)	$(90.4)
After-tax net realized capital losses	$(963.1)	$(254.3)	$(58.8)

Net realized capital losses increased for the year ended December 31, 2008, primarily due to higher losses on fixed maturities as a result of other-than-temporary impairments driven by the widening of credit spreads. In addition, derivative realized losses increased for the year ended December 31, 2008, driven by interest rate swaps due to lower LIBOR rates and by losses on call options due to the drop in equity markets. These losses were partially offset by gains on futures, which were also a result of poor equity market performance.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross realized gains and losses were as follows for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Proceeds on sales	$9,271.9	$5,859.3	$5,543.1
Gross gains	100.2	41.1	64.5
Gross losses	164.9	57.0	78.0

3.	Financial Instruments

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

Financial assets and liabilities recorded at fair value on the Balance Sheets are categorized as follows:

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$1,183.3	$14,363.3	$2,589.6	$18,136.2
Equity securities, available-for-sale	253.9	-	-	253.9
Other investments (primarily derivatives)	-	164.1	176.2	340.3
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	852.9	-	-	852.9
Assets held in separate accounts	34,090.8	-	-	34,090.8
Total	$36,380.9	$14,527.4	$2,765.8	$53,674.1

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

		Level 1	Level 2	Level 3(1)	Total
Liabilities:
	Investment contract guarantees:
	Fixed Indexed Annuities	-	-	638.9	638.9
	Guaranteed Minimum Withdrawal and
	Accumulation Benefits	-	-	153.0	153.0
	Other liabilities (primarily derivatives)	-	614.0	166.2	780.2
Total		$-	$614.0	$958.1	$1,572.1

(1)	Level 3 net assets and liabilities accounted for 3.5% of total net assets and liabilities measured at fair value on a
	recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets
	and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 10.0%.

Valuation of Financial Assets and Liabilities

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values.

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

The fair values for certain collateralized mortgage obligations ("CMO-Bs") are determined by taking the average of broker quotes when more than one broker quote is provided. A few of the CMO-Bs are priced by the originating broker due to the complexity and unique characteristics of the asset. Due to the lack of corroborating evidence to support a higher level, these bonds are classified as Level 3 assets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Fair values of privately placed bonds are determined using a matrix-based pricing model and are classified as Level 2 assets. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company’s evaluation of the borrower’s ability to compete in their relevant market. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A mortgage-backed securities, has been declining during 2008 as a result of the dislocation of the credit markets. During 2008, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A mortgage-backed securities was inactive. The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive. However, the Company determined that the classification within the valuation hierarchy should be transferred to Level 3 due to market inactivity.

At December 31, 2008, the fixed maturities valued using unadjusted broker quotes totaled $10,482.3.

Equity securities, available-for-sale: Fair values of these securities are based upon quoted market price and are classified as Level 1 assets.

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

Other financial instruments reported as assets and liabilities: The carrying amounts for these financial instruments (primarily derivatives) reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to deal only with investment grade counterparties with a credit rating of A- or better. The Company obtains a key input into the valuation model for puts, calls, and futures from one third party broker. Because the input is not received from multiple brokers, these fair values are not deemed to be calculated based on market observable inputs, and, therefore, these instruments are classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment. The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees. As of December 31, 2008, the credit ratings of ING and the Company increased by approximately 185 basis points during the year, which resulted in substantial changes in the valuation of the reserves for all investment contract guarantees.

The following disclosures are made in accordance with the requirements of FAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS 107”). FAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

FAS 107 excludes certain financial instruments, including insurance contracts, and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments for purposes of FAS 107 disclosures:

Mortgage loans on real estate: The fair values for mortgage loans on real estate are estimated using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

Policy loans: The fair value of policy loans is equal to the carrying, or cash surrender, value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts.

Deposits from affiliates: Fair value is estimated based on the fair value of the liabilities for the account values of the underlying contracts, plus the fair value of the unamortized ceding allowance based on the present value of the projected release of the ceding allowance, discounted at risk-free rates, plus a credit spread.

Investment contract liabilities (included in Future policy benefits and claims reserves):

With a fixed maturity: Fair value is estimated by discounting cash flows, including associated expenses for maintaining the contracts, at rates which are market risk-free rates augmented by credit spreads on current Company debt or AA insurance company debt. The augmentation is present to account for non-performance risk. A margin for non-financial risks associated with the contracts is also included.

Without a fixed maturity: Fair value is estimated as the mean present value of stochastically modeled cash flows associated with the contract liabilities relevant to both the contractholder and to the Company. Here, the stochastic valuation scenario set is consistent with current market parameters, and discount is taken using stochastically evolving short risk-free rates in the scenarios augmented by credit spreads on current Company debt. The augmentation in the discount is present to account for non-performance risk. Margins for non-financial risks associated with the contract liabilities are also included.

Notes to affiliates: Estimated fair value of the Company’s notes to affiliates is based upon discounted future cash flows using a discount rate approximating the current market value.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at December 31, 2008 and 2007.

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$18,136.2	$18,136.2	$22,776.0	$22,776.0
Equity securities, available-for-sale	253.9	253.9	211.1	211.1
Mortgage loans on real estate	3,923.3	3,803.3	3,701.7	3,739.4
Policy loans	144.4	144.4	155.8	155.8
Cash, cash equivalents, Short-term
investments, and Short-term
investments under securities
loan agreement	852.9	852.9	520.9	520.9
Other investments	697.6	706.5	848.6	857.3
Deposits from affiliates	1,947.0	2,025.7	2,153.2	2,192.0
Assets held in separate accounts	34,090.8	34,090.8	44,477.8	44,477.8
Liabilities:
Investment contract liabilities:
Deferred annuities	19,282.5	18,986.2	19,733.8	18,150.4
Guaranteed investment contracts
and funding agreements	6,868.9	6,580.2	9,415.1	9,498.2
Supplementary contracts and
immediate annuities	866.5	883.9	900.3	900.3
Derivatives	780.2	780.2	273.8	273.8
Notes to affiliates	435.0	407.6	435.0	420.6

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

Level 3 Financial Instruments

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by FAS 157). These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In light of the methodologies employed to obtain the fair values of financial assets and liabilities classified as

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Level 3, additional information is presented below, with particular attention addressed to changes in derivatives, FIAs, and GMWBs and GMABs due to their impacts on the Company’s results of operations.

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2008.

		Fixed maturities,				Investment
		available-for-sale				Contract Guarantees
		including						GMWB/
		securities pledged		Derivatives		FIA		GMAB
Balance at January 1, 2008		$1,396.3		$298.2		$(925.6)		$(2.7)
	Capital gains (losses):
	Net realized capital gains (losses)	(7.5)	(1)	(76.2)	(3)	328.4	(4)	(141.5)	(4)
	Net unrealized capital
	gains (losses)(2)	27.9		-		-		-
	Total net realized and unrealized
	capital gains (losses)	20.4		(76.2)		328.4		(141.5)
	Purchases, sales, issuances, and
	settlements, net	(32.5)		(105.1)		(41.7)		(8.8)
	Transfer in (out) of Level 3	1,205.4		(106.9)		-		-
Balance at December 31, 2008		$2,589.6		$10.0		$(638.9)		$(153.0)

(1)	This amount is included in Net realized capital gains (losses) on the Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Statements of Operations and contains
	unrealized gains (losses) on Level 3 derivatives held at December 31, 2008. All gains and losses on Level 3 assets
	are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized
	and unrealized gains (losses) separately by security.
(4)	These amounts are included in Interest credited and other benefits to contractowners on the Statements of Operations.
	All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure
	because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

For the year ended December 31, 2008, the decline in the fair values of the FIA reserves was partially offset by a decline in the value of Level 3 derivatives that hedge the FIA exposure and the increase in the reserves for GMWBs and GMABs. The gains on the FIA embedded derivatives and the losses on the GMWBs ad GMABs were primarily driven by unfavorable equity market performance and changes in interest rates during 2008. In addition, derivatives experienced losses related to unfavorable equity market performance, resulting in a decline in the fair values of these assets. For the year ended December 31, 2008, the net realized gains attributable to credit risk were $117.0. The net unrealized capital losses related to fixed maturities were driven by the widening of credit spreads.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

During 2008, the Company determined that the classification within the valuation hierarchy related to the subprime and Alt-A mortgage-backed securities within the RMBS portfolio should be changed due to market inactivity. This change is presented as transfers into Level 3 in the table above and discussed in more detail in the previous disclosure regarding RMBS.

Derivative Financial Instruments

	Notional Amount		Fair Value
	2008	2007	2008	2007
Interest Rate Caps
Interest rate caps are used to manage the interest
rate risk in the Company’s fixed maturity portfolio.
Interest rate caps are purchased contracts that
provide the Company with an annuity in an
increasing interest rate environment.	122.0	50.0	$0.1	$0.1

Interest Rate Swaps
Interest rate swaps are used to manage the interest
rate risk in the Company’s fixed maturity portfolio,
as well as the Company’s liabilities. Interest rate
swaps represent contracts that require the exchange
of cash flows at regular interim periods, typically
monthly or quarterly.	7,130.0	8,533.5	(434.0)	(138.2)

Foreign Exchange Swaps
Foreign exchange swaps are used to reduce the risk
of a change in the value, yield, or cash flow with
respect to invested assets. Foreign exchange
swaps represent contracts that require the
exchange of foreign currency cash flows for
U.S. dollar cash flows at regular interim periods,
typically quarterly or semi-annually.	287.3	288.3	(16.0)	(44.0)

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
the Company will either receive an additional
payment (purchased credit protection) or will be
required to make an additional payment (sold credit
protection) equal to the notional value of the swap contract.	477.0	488.9	(112.1)	(22.1)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Notional Amount		Fair Value
	2008	2007	2008	2007
Forwards
Forwards are acquired to hedge the Company's
inverse portfolio against movements in interest
rates, particularly mortgage rates. On the
settlement date, the Company will either receive
a payment (interest rate drops on owned forwards
or interest rate rises on purchased forwards) or
will be required to make a payment (interest rate
rises on owned forwards or interest rate drops
on purchased forwards).	156.0	-	$1.9	$-

Swaptions
Swaptions are used to manage interest rate risk in
the Company’s collateralized mortgage obligations
portfolio. Swaptions are contracts that give the
Company the option to enter into an interest rate
swap at a specific future date.	1,667.5	302.5	3.4	-	**

Futures
Futures contracts are used to hedge against a decrease
in certain equity indices. Such decrease may result
in a decrease in variable annuity account values,
which would increase the possibility of the Company
incurring an expense for guaranteed benefits in
excess of account values. A decrease in variable
annuity account values would also result in lower
fee income. A decrease in equity markets may also
negatively impact the Company's investment in
equity securities. The futures income would
serve to offset these effects. Futures contracts
are also used to hedge against an increase
in certain equity indices. Such increase may result
in increased payments to contract holders of fixed
indexed annuity contracts, and the futures income
would serve to offset this increased expense. The
underlying reserve liabilities are valued under
either SOP 03-1 or FAS 133 and FAS 157 (see
discussion under “Reserves” section) and the change
in reserve liability is recorded in Interest credited and
other benefits to contractowners. The gain or loss on
futures is recorded in Net realized capital gains (losses).	2,593.9	1,584.6	(35.2)	(6.4)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Notional Amount		Fair Value
	2008	2007	2008	2007
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
of the options are recorded in Net realized capital
gains (losses); the change in value of the embedded
derivative is recorded in Interest credited and
other benefits to contractowners.	3,744.2	6,666.0	$152.0	$303.5

Embedded Derivatives
The Company also has investments in certain fixed
maturity instruments, and has issued certain retail
annuity products, that contain embedded derivatives
whose market value is at least partially determined by,
among other things, levels of or changes in domestic
and/or foreign interest rates (short- or long-term),
exchange rates, prepayment rates, equity rates, or
credit ratings/spreads.
Within securities	N/A*	N/A*	(96.3)	33.8
Within retail annuity products	N/A*	N/A*	791.9	997.9

* N/A - not applicable.
**Less than $0.1.

Credit Default Swaps

The Company has entered into various credit default swaps to assume credit exposure to certain assets that the Company does not own. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company’s collateral positions are tracked by the International Swaps and Derivatives Association, Inc. (“ISDA”). To the extent cash collateral was received, it was included in the Collateral held, including payables under securities loan agreement on the Balance Sheets and was reinvested in short-term investments. The source of non-cash collateral posted was investment grade bonds of the entity. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to the notional value of the swap contract. At December 31, 2008, the fair value of credit default swaps of $12.7 and $124.8 was included in Other investments and Other liabilities, respectively, on the Balance Sheets. At December 31,

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

2007, the fair value of credit default swaps of $8.5 and $30.6 was included in Other investments and Other liabilities, respectively, on the Balance Sheets. As of December 2008, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $143.3.

Embedded Derivative in Credit-Linked Note

The Company owns a 3-year credit-linked note arrangement, whereby the Company agrees to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2008, the maximum potential future exposure to the Company under the guarantee was $32.5.

Variable Interest Entities

The Company holds VIEs for investment purposes in the form of private placement securities, structured securities, securitization transactions, and limited partnerships. Consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary for any of these VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. Investments in limited partnerships are included in Limited partnerships/corporations on the Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

4.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the years ended December 31, 2008, 2007, and 2006.

Balance at January 1, 2006	$2,255.4
Deferrals of commissions and expenses	681.9
Amortization:
Amortization	(421.7)
Interest accrued at 5% to 6%	138.1
Net amortization included in the Statements of Operations	(283.6)
Change in unrealized capital gains (losses) on available-for-sale securities	16.2
Balance at December 31, 2006	2,669.9
Deferrals of commissions and expenses	729.1
Amortization:
Amortization	(592.0)
Interest accrued at 5% to 6%	162.2
Net amortization included in the Statements of Operations	(429.8)
Change in unrealized capital gains (losses) on available-for-sale securities	(56.0)
Implementation of SOP 05-1	(4.8)
Balance at December 31, 2007	2,908.4
Deferrals of commissions and expenses	781.7
Amortization:
Amortization	(814.9)
Interest accrued at 4% to 5%	146.4
Net amortization included in the Statements of Operations	(668.5)
Change in unrealized capital gains (losses) on available-for-sale securities	1,098.2
Effect of variable annuity guaranteed living benefits reinsurance	85.7
Balance at December 31, 2008	$4,205.5

The estimated amount of DAC to be amortized, net of interest, is $491.9, $509.1, $491.9, $438.5, and $422.7, for the years 2009, 2010, 2011, 2012 and 2013, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Activity within VOBA was as follows for the years ended December 31, 2008, 2007, and 2006.

Balance at January 1, 2006	$122.1
Amortization:
Amortization	(15.0)
Interest accrued at 4% to 5%	5.6
Net amortization included in the Statements of Operations	(9.4)
Change in unrealized capital gains (losses) on available-for-sale securities	(2.6)
Balance at December 31, 2006	110.1
Amortization:
Amortization	16.8
Interest accrued at 4% to 6%	4.9
Net amortization included in the Statements of Operations	21.7
Change in unrealized capital gains (losses) on available-for-sale securities	(3.1)
Balance at December 31, 2007	128.7
Amortization:
Amortization	(18.7)
Interest accrued at 3% to 5%	6.7
Net amortization included in the Statements of Operations	(12.0)
Change in unrealized capital gains (losses) on available-for-sale securities	78.4
Balance at December 31, 2008	$195.1

The estimated amount of VOBA to be amortized, net of interest, is $11.7, $12.1, $12.6, $11.6, and $10.9, for the years 2009, 2010, 2011, 2012, and 2013, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Analysis of DAC and VOBA - Annuity Products

The increase in Net amortization of DAC and VOBA in 2008 compared to 2007 was primarily due to unfavorable separate account performance during 2008 which caused a significant acceleration of variable annuity DAC amortization, as a result of lower projections of fee income. In addition, this unfavorable performance required the Company to adjust its future gross profit projections for variable annuity hedging costs and guaranteed benefit costs, which also increased amortization.

The increase in Net amortization of DAC and VOBA in 2007 compared to 2006 is due in part to a $67.0 change in estimate recorded during the fourth quarter of 2007. This change resulted from refinements of the DAC model, partially offset by favorable unlocking of mutual fund and mortality and persistency unlocking.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company revised and unlocked certain assumptions for its fixed and variable annuity products during 2008, 2007, and 2006. Unlocking adjustments and their acceleration (deceleration) impact on Amortization of DAC and VOBA were as follows for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Impact of separate account growth and contractowner
withdrawal behavior different from assumptions	$491.8	$1.3	$(42.6)
Impact of current year gross profit variances	227.2	-	-
Unlock of mortality, lapse, expense and mutual fund
sharing assumptions	(40.1)	(43.6)	(19.8)
Impact of refinements of gross profit projections	302.0	67.0	-
Total unlocking effect on Amortization of DAC and VOBA	$980.9	$24.7	$(62.4)

5.	Dividend Restrictions and Shareholder’s Equity

The Company’s ability to pay dividends to its parent is subject to the prior approval of the State of Iowa Insurance Division (the “Division”) for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of the Company’s statutory surplus at the prior year end or (2) the Company’s prior year statutory net gain from operations.

During 2008, the Company paid its Parent a cash return of capital distribution in the amount of $900.0. During 2007, the Company did not pay any dividends or return of capital distributions on its common stock to its Parent. During 2006, the Company paid $170.0 in a return of capital distribution to its Parent.

During 2008, the Company received a $1.1 billion capital contribution from its Parent. During 2007, the Company received $150.0 in capital contributions from its Parent. During 2006, the Company did not receive any capital contributions from its Parent.

On November 12, 2008, ING issued to the Dutch State non-voting Tier 1 securities for a total consideration of Euro 10 billion. On February 24, 2009, $2.2 billion was contributed to direct and indirect insurance company subsidiaries of ING America Insurance Holdings, Inc. (“ING AIH”), of which $835.0 was contributed to the Company. The contribution was comprised of the proceeds from the investment by the Dutch government and the redistribution of currently existing capital within ING.

The Division recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net income (loss) was $(831.4), $(40.1), and $(1.6), for the years ended December 31, 2008, 2007, and 2006, respectively. Statutory capital and surplus was $1,872.7 and $2,552.6 as of December 31, 2008 and 2007, respectively. As specifically permitted by

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

statutory accounting practices, statutory surplus as of December 31, 2008 includes the impact of the $835.0 capital contribution received on February 24, 2009.

During 2008, the Company received a permitted practice regarding deferred income taxes, which modified the accounting prescribed by the National Association of Insurance Commissioners by increasing the realization period for deferred tax assets from one year to three years and increasing the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus. This permitted practice increased admitted assets and statutory surplus by $120.7 for the year ended December 31, 2008. This permitted practice expires on December 15, 2009. The benefits of this permitted practice may not be considered by the Company when determining surplus available for dividends. This permitted practice had no impact on net income. The Company’s risk-based capital would not have triggered a regulatory event without the benefit of this permitted practice.

The Division also has the ability to ease certain reserving requirements at its discretion. Due to the reduction in liquidity and the availability of letters of credit confirming banks, the Department allowed the Company to accept unconfirmed letters of credit for reinsurance transactions. This allowed the Company to take the full reserve relief for reinsurance transactions with unconfirmed letters of credit. This reserve relief is available for the period from December 31, 2008 through July 1, 2009 and is not a permitted practice.

6.	Additional Insurance Benefits and Minimum Guarantees

Under SOP 03-1, the Company calculates SOP 03-1 reserves for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees.

The following assumptions and methodology were used to determine the guaranteed minimum death benefits (“GMDB”) SOP 03-1 reserve at December 31, 2008.

Area	Assumptions/Basis for Assumptions
Data used	Based on 100 investment performance scenarios stratified based on
10,000 random generated scenarios
Mean investment performance	8.125%
Volatility	18.0%
Mortality	1999 and prior issues – 75.0%, 75.0%, 75.0%, 80.0%, grading to 100%
from age 80 to 120, of the 90-95 ultimate mortality table for standard, ratchet, rollup, and combination rollup and ratchet, respectively.
2000 and later issues – 55.0%, 55.0%, 65.0%, 65.0%, grading to 100%
from age 80 to 120, of the 90-95 ultimate mortality table for standard, ratchet, rollup, and combination rollup and ratchet, respectively.
Lapse rates	Vary by contract type and duration; range between 1.0% and 40.0%
Discount rates	5.5%, based on the portfolio earned rate of the general account

The assumptions used for calculating the additional guaranteed minimum income benefits (“GMIB”) and Guaranteed Minimum Withdrawal for Life Benefit (LifePay and LifePay Plus) liabilities at December 31, 2008, are consistent with those used for the calculating the additional GMDB liability. In addition, the calculation of the GMIB liability assumes dynamic surrenders and dynamic annuitization reflecting the extent to which the benefit, at the time of payment, has a positive value.

The separate account liabilities subject to SOP 03-1 for minimum guaranteed benefits, and the additional liabilities recognized related to minimum guarantees, by type, as of December 31, 2008 and 2007, and the paid and incurred amounts by type for the years ended December 31, 2008 and 2007, were as follows:

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Guaranteed	Guaranteed	Guaranteed		Guaranteed
	Minimum	Minimum	Minimum		Withdrawal
	Death	Accumulation/	Income		For Life
	Benefit	Withdrawal Benefit	Benefit		Benefit
	(GMDB)	(GMAB/GMWB)	(GMIB)		(LP/LPP)
Separate account liability
at December 31, 2008	$34,090.8	$1,470.2	$12,701.6		$10,020.7
Separate account liability
at December 31, 2007	$44,477.8	$2,556.4	$20,066.1		$5,900.0

Additional liability balance:
Balance at January 1, 2007	$139.7	$(8.9)	$83.3		$1.7
Incurred guaranteed benefits	88.9	20.1	48.9		4.2
Paid guaranteed benefits	(19.2)	-	-		-
Balance at December 31, 2007	$209.4	$11.2	$132.2		$5.9
Incurred guaranteed benefits	509.4	141.8	(132.2)	(1)	(5.9)	(1)
Paid guaranteed benefits	(153.4)	-	-		-
Balance at December 31, 2008	$565.4	$153.0	$-		$-
(1) Amounts represent full reinsurance of ceded reserves for GMIBs and LP/LPPs.

The net amount at risk, net of reinsurance, and the weighted average attained age of contractowners by type of minimum guaranteed benefit, were as follows as of December 31, 2008 and 2007.

	Guaranteed	Guaranteed	Guaranteed	Guaranteed
	Minimum	Minimum	Minimum	Withdrawal
	Death	Accumulation/	Income	For Life
	Benefit	Withdrawal Benefit	Benefit	Benefit
2008	(GMDB)	(GMAB/GMWB)	(GMIB)	(LP/LPP)
Net amount at risk, net of reinsurance	$15,035.8	$310.0	$-	$-
Weighted average attained age	64	66	-	-

2007
Net amount at risk, net of reinsurance	$1,796.0	$109.0	$391.9	$5.6
Weighted average attained age	63	63	59	63

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2008 and 2007 was $34.1 billion and $44.5 billion, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

7.	Sales Inducements

During the year ended December 31, 2008, the Company capitalized and amortized $106.9 and $229.7, respectively, of sales inducements. During the year ended December 31, 2007, the Company capitalized and amortized $135.4 and $120.2, respectively, of sales inducements. The unamortized balance of capitalized sales inducements, net of unrealized capital gains (losses) on available-for-sale securities, was $624.3 and $645.4 as of December 31, 2008 and 2007, respectively.

8.	Income Taxes

The Company files a consolidated federal income tax return with ING AIH, an affiliate, and certain other subsidiaries of ING AIH. The Company is a party to a federal tax allocation agreement with ING AIH and its subsidiaries that are part of the group, whereby ING AIH charges its subsidiaries for federal taxes each subsidiary would have incurred were it not a member of the consolidated group and credits each subsidiary for losses at the statutory federal tax rate.

Income tax expense (benefit) consisted of the following for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Current tax (benefit) expense:
Federal	$(754.9)	$26.6	$(67.6)
Total	(754.9)	26.6	(67.6)
Deferred tax expense:
Operations and capital loss carryforwards	14.6	-	151.0
Other federal deferred tax expense (benefit)	495.1	(28.2)	(19.0)
Total deferred tax expense (benefit)	509.7	(28.2)	132.0
Total income tax expense (benefit)	$(245.2)	$(1.6)	$64.4

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes and cumulative effect of change in accounting principle for the following reasons for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
(Loss) income before income taxes and cumulative
effect of change in accounting principle	$(1,626.4)	$127.4	$276.6
Tax rate	35.0%	35.0%	35.0%
Income tax (benefit) expense at federal statutory rate	$(569.2)	$44.6	$96.8
Tax effect of:
Meals and entertainment	0.7	0.7	0.6
Dividend received deduction	(48.9)	(49.5)	(42.9)
Valuation allowance	379.1	-	-
Other	(6.9)	2.6	9.9
Income tax expense (benefit)	$(245.2)	$(1.6)	$64.4

Temporary Differences

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2008 and 2007, are presented below.

	2008	2007
Deferred tax assets:
Operations and capital loss carryforwards	$-	$14.6
Future policy benefits	288.7	731.1
Goodwill	3.7	5.1
Investments	353.8	103.8
Employee compensation and benefits	36.7	45.4
Unrealized losses on investments	813.4	59.6
Other	54.1	68.0
Total gross assets before valuation allowance	1,550.4	1,027.6
Less: valuation allowance	(408.9)	(46.9)
Assets, net of valuation allowance	1,141.5	980.7

Deferred tax liabilities:
Deferred policy acquisition cost	(1,137.9)	(1,120.3)
Value of purchased insurance in force	(39.2)	(42.7)
Other	(0.2)	(2.2)
Total gross liabilities	(1,177.3)	(1,165.2)
Net deferred income liability	$(35.8)	$(184.5)

Net unrealized capital gains (losses) are presented as a component of Other Comprehensive Income (Loss) in Shareholder’s Equity, net of deferred taxes.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of December 31, 2008 and 2007, the Company had a tax valuation allowance of $374.0 and $0, respectively, related to realized capital losses, which is included in Net Income (Loss). The valuation allowance included $81.4 related to impairments of securities designated in the ING-Dutch State Tranaction, which was established pending uncertainties regarding the closing of the transaction. Additionally, at December 31, 2008 and 2007, the Company had a tax valuation allowance of $29.8 and $46.9, respectively, related to unrealized capital losses, which is included in Accumulated Other Comprehensive Income (Loss). The Company also established a $5.1 tax valuation allowance against foreign tax credits, the benefit of which is uncertain.

Tax Sharing Agreement

The Company had a receivable from ING AIH of $321.1 and a payable to ING AIH of $40.7 at December 31, 2008 and 2007, respectively, for federal income taxes under the intercompany tax sharing agreement.

See Related Party Transactions footnote for more information.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Balance at January 1	$66.4	$61.5
Additions for tax positions related to the current year	7.8	6.9
Additions for tax positions related to prior years	0.7	-
Reductions for tax positions related to prior years	(9.6)	(2.0)
Reductions for settlements with taxing authorities	(0.4)	-
Balance at December 31	$64.9	$66.4

The Company had $47.3 of unrecognized tax benefits as of December 31, 2008 that would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Consolidated Balance Sheets and Consolidated Statement of Operations, respectively. The Company had accrued interest of $4.4 as of December 31, 2008 and $4.7 as of December 31, 2007. The decrease in accrued interest during the year ended December 31, 2008 primarily relates to the settlement of the 2003 IRS audit.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Tax Regulatory Matters

In the first quarter of 2008, the IRS finalized the audit of tax year 2003. The 2003 settlement did not have a material impact on the Company’s financial position. The Company is currently under audit by the IRS for tax years 2002 and 2004 through 2008, and is expected that the examination of these years will be finalized within the next twelve months. Upon finalization of the IRS examination it is reasonably possible that the unrecognized tax benefits will decrease by up to $22.9. The timing of the payment of the remaining allowance of $42.0 cannot be reliably estimated.

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

Defined Benefit Plan

ING North America Insurance Corporation (“ING North America”) sponsors the ING Americas Retirement Plan (the “Retirement Plan”), effective as of December 31, 2001. Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company’s employees. However, effective January 1, 2009, the Retirement Plan was amended to provide that anyone hired or rehired by the Company on or after January 1, 2009, would not be eligible to participate in the Plan. The Retirement Plan was amended and restated effective July 1, 2008 related to the admission of employees from the acquisition of CitiStreet LLC (“CitiStreet”) by Lion, and ING North America filed a request for a determination letter on the qualified status of the Plan.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees’ participation in the Retirement Plan were $10.8, $13.0, and $17.1, for the years ended 2008, 2007, and 2006, respectively, and are included in Operating expenses in the Statements of Operations.

Defined Contribution Plan

ING North America sponsors the ING Savings Plan and ESOP (the “Savings Plan”). Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company’s employees other than Company agents. The Savings Plan is a tax-qualified defined contribution retirement plan, which includes an employee stock ownership plan (“ESOP”) component. The Savings Plan was amended and restated effective July 1, 2008 related to the admission of employees from the acquisition of CitiStreet by Lion, and ING North America filed a request for a determination letter on the qualified status of the Plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule, although certain specified participants are subject to a 5-year graded vesting schedule. All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges to operations of the Company for the Savings Plan were $5.6, $4.9, and $4.6, for the years ended December 31, 2008, 2007, and 2006, respectively, and are included in Operating expenses in the Statements of Operations.

Stock Option and Share Plans

ING sponsors the ING Group Long Term Equity Ownership Plan (“leo”), which provides employees of the Company who are selected by the ING Board of Directors to be granted options and/or performance shares. The terms applicable to an award under leo are set out in an award agreement which is signed by the participant when he or she accepts the award.

Options granted under leo are nonqualified options on ING shares in the form of American Depository Receipts (“ADRs”). Leo options have a ten (10) year term and vest three years from the grant date. Options awarded under leo may vest earlier in the event of the participant’s death, permanent disability or retirement. Retirement for purposes of leo means a participant terminates service after attaining age 55 and completing 5 years of service. Early vesting in all or a portion of a grant of options may also occur in the event the participant is terminated due to redundancy or business divestiture. Unvested options are generally subject to forfeiture when a participant voluntarily terminates employment or is terminated for cause (as defined in leo). Upon vesting, participants generally have up to seven years in which to exercise their vested options. A shorter exercise period applies in the event of termination due to redundancy, business divestiture, voluntary termination or termination for cause. An option gives the

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

recipient the right to purchase an ING share in the form of ADRs at a price equal to the fair market value of one ING share on the date of grant. On exercise, participant’s have three options (i) retain the shares and remit a check for applicable taxes due on exercise, (ii) request the administrator to remit a cash payment for the value of the options being exercised, less applicable taxes, or (iii) retain some of the shares and have the administrator liquidate sufficient shares to satisfy the participant’s tax obligation. The share price is in Euros and converted to U.S. dollars, as determined by ING.

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

The Company recognized compensation expense for the leo options and performance shares of $5.3, $4.7, and $7.4, for the years ended December 31, 2008, 2007, and 2006, respectively.

For leo, the Company recognized tax benefits of $0.7 in 2008, $2.5 in 2007, and minimal tax benefits in 2006.

Other Benefit Plans

In addition to providing retirement plan benefits, the Company, in conjunction with ING North America, provides certain supplemental retirement benefits to eligible employees and health care and life insurance benefits to retired employees and other eligible dependents. The supplemental retirement plan includes a non-qualified defined benefit pension plan and a non-qualified defined contribution plan, which means all benefits are payable from the general assets of the Company. The post-retirement health care plan is contributory, with retiree contribution levels adjusted annually. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage. The benefits charges allocated to the Company related to all of these plans for the years ended December 31, 2008, 2007, and 2006, were $1.3, $0.6, and $1.3, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

10.	Related Party Transactions

Operating Agreements

The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

▪

Underwriting and distribution agreement with Directed Services LLC (“DSL”) (successor by merger to Directed Services, Inc.), an affiliated broker-dealer, whereby DSL serves as the principal underwriter for variable insurance products issued by the Company. DSL is authorized to enter into agreements with broker-dealers to distribute the Company’s variable products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2008, 2007, and 2006, commissions were incurred in the amounts of $603.8, $553.8, and $418.0, respectively.

▪

Asset management agreement with ING Investment Management LLC (“IIM”), an affiliate, in which IIM provides asset management, administration, and accounting services for ING USA’s general account. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2008, 2007, and 2006, expenses were incurred in the amounts of $85.9, $78.0, and $69.5, respectively.

▪

Service agreement with DSL, in which the Company provides managerial and supervisory services to DSL and earns a fee that is calculated as a percentage of average assets in the Company’s variable separate accounts deposited in ING Investors Trust. On August 9, 2007, the Company and DSL entered into an amendment to the service agreement effective July 31, 2007, which modifies the method for calculating the compensation owed to the Company for its provision of managerial and supervisory services to DSL. As a result of this amendment, DSL pays the Company the total net revenue associated with the Company’s deposits in ING Investors Trust. For the years ended December 31, 2008, 2007, and 2006, revenue for these services was $139.2, $109.0, and $62.0, respectively.

▪

Services agreements with ING North America, dated September 1, 2000 and January 1, 2001, respectively, for administrative, management, financial, information technology, and finance and treasury services. For the years ended December 31, 2008, 2007, and 2006, expenses were incurred in the amounts of $93.0, $96.6, and $95.4, respectively.

▪

Services agreement between the Company and its U.S. insurance company affiliates dated January 1, 2001, amended effective January 1, 2002 and December 31, 2007, for administrative, management, professional, advisory, consulting, and other services. For the years ended December 31, 2008, 2007, and 2006, expenses related to the agreements were incurred in the amount of $21.6, $19.0, and $6.1, respectively.

▪

Administrative Services Agreement between the Company, ReliaStar Life Insurance Company of New York (“RLNY”), an affiliate, and other U.S. insurance company affiliates dated March 1, 2003, amended effective August 1, 2004, in which the Company and affiliates provide services to RLNY. For the years ended December 31, 2008, 2007, and 2006, revenue related to the agreement was $6.5, $6.3, and $5.8, respectively.

▪

ING Advisors Network, a group of broker-dealers affiliated with the Company, distributes the Company’s annuity products. For the years ended December 31, 2008, 2007, and 2006, ING Advisors Network sold new contracts of $1,411.3, $1,429.3, and $1,255.4, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

▪

Services agreement between the Company, Security Life of Denver Insurance Company (“Security Life”), an affiliate, and IIM whereby IIM provides administrative, management, professional, advisory, consulting and other services to the Company and Security Life with respect to its Financial Products unit. For the years ended December 31, 2008 and 2007, the Company incurred expenses of $8.9 and $1.3, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company’s expense and cost allocation methods.

Reinsurance Agreements

Automatic Reinsurance Agreement

Effective June 30, 2008, ING USA entered into an automatic reinsurance agreement with its affiliate, Security Life of Denver International Limited (“SLDI”). Under the terms of the agreement, ING USA ceded to SLDI 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders (the “Covered Benefits”) attached to certain variable annuity contracts issued by ING USA on or after January 1, 2000 (the “Contracts”). ING USA paid SLDI initial consideration of $665.8. Thereafter, ING USA will pay (i) new business consideration equal to 1.62% of premiums received from contractholders on the Contracts and (ii) a base premium equal to the actual fees paid by contractholders for the Covered Benefits. Under the terms of the agreement, SLDI is required to provide ING USA security for ING USA’s full statutory reserve credit for reinsurance by providing a letter of credit to ING USA or establishing a trust for its benefit, or a combination of a letter of credit and assets in trust. SLDI has provided ING USA with letters of credit in the aggregate amount of $960.0, with $319.0 issued under a letter of credit facility with its affiliate, ING Bank N.V., while the remainder resides with three separate third party letter of credit facilities as of December 31, 2008. SLDI has also established a trust with The Bank of New York as trustee and ING USA as beneficiary in which SLDI assets totaling $655.2 have been deposited as of December 31, 2008. Since December 31, 2008, an additional $1,074.0 has been contributed to the trust.

At the inception of this reinsurance contract, the impact of the initial ceded premium of $665.8 was partially offset by ceded reserves of $273.6 and by an increase in DAC of $85.5. The net of these was established as a deferred loss of $306.7 and was reflected in Other Assets. The deferred loss is being amortized over the period of benefit.

At December 31, 2008, the value of reserves ceded by the Company under this agreement was $732.3, and the balance of the deferred loss, including both the initial deferred loss plus additional deferrals of 1.62% of premiums on new business, was $353.8.

Effective June 30, 2008, ING USA also entered into a services agreement with SLDI pursuant to which ING USA will provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the Covered Benefits reinsured by SLDI under the automatic reinsurance agreement. For the year ended December 31, 2008, revenue related to the agreement was $4.9.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Coinsurance Agreements

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

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. The receivable will be adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission. The Company incurred amortization expense of the negative ceding commission of $19.9, and $21.2 and $23.5 for the years ended December 31, 2008, 2007 and 2006, respectively, which is included in Other expenses in the Statements of Operations.

In addition, the Company entered into a 100% coinsurance agreement with Security Life dated January 1, 2000, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2008 and 2007, the value of reserves ceded by the Company under this agreement was $17.2 and $16.6, respectively.

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, Security Life, effective August 20, 1999. Under the terms of this agreement, the Company facultatively cedes to Security Life, from time to time, certain GICs on a 100% coinsurance basis. The value of GIC reserves ceded by the Company under this agreement was $2.5 billion and $2.3 billion at December 31, 2008 and 2007, respectively.

Reinsurance Assumed

Yearly Renewable Term Agreements

Effective December 1 and December 31, 2008, respectively, ING USA entered into two yearly renewable term reinsurance agreements with its affiliate, ReliaStar Life Insurance Company (“ReliaStar”), for an indefinite duration. Under the terms of the agreements, ING USA assumed 100% of ReliaStar’s mortality risk associated with the net amount at risk under specific life insurance policies, including:

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

▪

Individual life policies issued by ReliaStar and previously assumed by ReliaStar from ReliaStar Life Insurance Company of New York (“RLNY”), with policy dates prior to January 1, 2000, including certain term life, universal life, variable universal life, and whole life, insurance policies.

▪	In force individual life policies issued by ReliaStar, where premiums are paid on the insured’s behalf through payroll deduction and which were marketed by employee benefit brokers.

ING USA received initial consideration of $3.9 from ReliaStar. Thereafter, the Company will receive monthly premiums, net of benefit payments, based on premium rates set forth in the respective agreements. As such, there is no unearned reinsurance premium.

As of December 31, 2008, the value of the reserves assumed by the Company under these agreements was $5.0.

Coinsurance Funds Withheld Agreement

Effective December 31, 2008, ING USA entered into a coinsurance funds withheld agreement with ReliaStar for an indefinite duration. Under the terms of the agreement, ING USA assumed 100% quota share of ReliaStar’s net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 was equal to the aggregate reserve assumed by ING USA. Thereafter, premiums are equal to the total earned gross premiums collected by ReliaStar from policyholders. ReliaStar will retain all reinsurance premiums payable to ING USA as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, ING USA will receive or pay a net settlement. In addition, ING USA is required to provide ReliaStar full reserve credit for reinsurance by providing a letter of credit, the cost of which will be partially reimbursed by ReliaStar.

As of December 31, 2008, the value of the reserves assumed by the Company under this agreement was $219.9.

Funds Withheld Agreement

Effective December 31, 2008, ING USA entered into a funds withheld agreement with ReliaStar for an indefinite duration. Under the terms of the agreements, ING USA assumed 100% quota share of ReliaStar’s net retained liability under assumed group life reinsurance in-force.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The initial premium of $60.0 was equal to the net Statutory reserve assumed by ING USA. Thereafter, premiums are equal to the total earned reinsurance premiums collected by ReliaStar, less a ceding commission. ReliaStar will retain all reinsurance premiums payable to ING USA as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, ING USA will receive or pay a net settlement. In addition, ING USA is required to provide ReliaStar reserve credit in the excess of the funds withheld for reinsurance by providing a cash deposit or letter of credit.

As of December 31, 2008, the value of the reserves assumed by the Company under this agreement was $60.0.

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

Under this agreement, the Company incurred interest expense of $1.3, $3.5, and $1.5, for the years ended December 31, 2008, 2007, and 2006, respectively. The Company earned interest income of $2.8, $6.7, and $4.9, for the years ended December 31, 2008, 2007, and 2006, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Statements of Operations. At December 31, 2008 and 2007, the Company had no amounts outstanding with ING AIH under the reciprocal loan agreement.

Notes with Affiliates

The Company issued a 30-year surplus note in the principal amount of $35.0 on December 8, 1999, to its affiliate, Security Life, which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the note and related accrued interest is subordinate to payments due to contractowners and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of ING USA. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $2.8, for each of the years ended December 31, 2008, 2007, and 2006, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

On December 29, 2004, the Company issued surplus notes in the aggregate principal amount of $400.0 (the “Notes”), scheduled to mature on December 29, 2034, to its affiliates, ING Life Insurance and Annuity Company, ReliaStar, and SLDI, in an offering that was exempt from the registration requirements of the Securities Act of 1933. The Notes bear interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest expense was $25.4 for each of the years ended December 31, 2008, 2007, and 2006, respectively.

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

As of December 31, 2008, the Company recognized approximately $40.2 in losses related to financial instruments held by the PAF in the Lehman Liquidity Fund in response to the bankruptcy proceedings of Lehman Brothers, Inc. (“Lehman”).

ING Multi-Strategy Opportunity Fund

On September 30, 2008, the Company’s affiliate, Security Life of Denver Insurance Company, transferred 51.9% of its interest in the ING Multi-Strategy Opportunity Fund (the “Fund”) to the Company for a purchase price of $68.9. As of December 31, 2008, the Company has an investment in the various series of the Fund that totals $66.8. This amount is included in Limited partnerships/corporations on the Balance Sheets.

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

Derivatives

As of December 31, 2008 and 2007, the Company had call options with a notional amount of $162.3 and $167.8, respectively, and market value of $8.6 and $42.6, respectively, with ING Bank, an affiliate. Each of these contracts was entered into as a result of a competitive bid, which included unaffiliated counterparties.

11.	Financing Agreements

The Company maintains a $50.0 uncommitted, perpetual revolving note facility with the Bank of New York ("BONY"). Interest on any of the Company borrowing accrues at an annual rate equal to a rate quoted by BONY to the Company for the borrowing. Under this agreement, the Company did not incur any interest expense for the year ended December 31, 2008. The Company incurred minimal interest expense for the years ended December 31, 2007 and 2006. At December 31, 2008 and 2007, the Company had no amounts outstanding under the revolving note facility.

The Company also maintains a $100.0 uncommitted line-of-credit agreement with PNC Bank (“PNC”), effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. Interest on any of the Company borrowing accrues at an annual rate equal to the rate quoted by PNC to the Company for the borrowing. Under this agreement, the Company did not incur any interest expense for the year ended December 31, 2008. The Company incurred minimal interest expense for the years ended December 31, 2007 and 2006. At December 31, 2008 and 2007, the Company had no amounts outstanding under the line-of-credit agreement. As of October 31, 2008, the Company had not formally renewed this line-of-credit, which subsequently expired on this date.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company maintains a $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.) (“Svenska”), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. Interest on any of the Company’s borrowing accrues at an annual rate equal to the rate quoted by Svenska to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the years ended December 31, 2008 and 2007. At December 31, 2008 and 2007, the Company had no amounts outstanding under the line-of-credit agreement. Effective November 19 2008, the Company discontinued this line-of-credit.

Also see Financing Agreements in the Related Party Transactions footnote.

12.	Reinsurance

At December 31, 2008, the Company had reinsurance treaties with 16 unaffiliated reinsurers covering a portion of the mortality risks and guaranteed death and living benefits under its annuity contracts. The Company, as cedant, also has reinsurance treaties with two affiliates, Security Life and SLDI, related to GICs, fixed annuities, and universal life insurance policies. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

Reinsurance ceded in force for life mortality risks were $633.1 and $689.1 at December 31, 2008 and 2007, respectively. Net receivables were comprised of the following at December 31, 2008 and 2007.

	2008	2007
Claims recoverable from reinsurers	$24.6	$12.0
Receivable for reinsurance premiums	0.5	1.4
Reinsured amounts due to reinsurers	(33.8)	(36.2)
Reinsurance reserves ceded	3,384.8	2,452.1
Deposits	1,947.0	2,153.2
Other	26.2	33.6
Total	$5,349.3	$4,616.1

Premiums and Interest credited and other benefits to contractowners were reduced by the following amounts for reinsurance ceded for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Deposits ceded under reinsurance	$1,632.0	$1,309.1	$1,144.3
Premiums ceded under reinsurance	2.1	2.4	2.5
Reinsurance recoveries	1,212.6	1,723.2	657.6

Also see Reinsurance Agreements in the Related Party Transactions footnote.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

13.	Commitments and Contingent Liabilities

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2017.

For the years ended December 31, 2008, 2007, and 2006, rent expense for leases was $8.7, $7.9, and $8.3, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2009 through 2013 are estimated to be $7.7, $6.3, $5.3, $5.3, and $5.3, respectively, and $18.9, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

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

At December 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $421.4, $207.2 of which was with related parties. At December 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $616.3, $156.5 of which was with related parties. During 2008 and 2007, $176.2 and $33.1, respectively, was funded to related parties under these commitments.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreements by sale or collection of the received reference obligation. As of December 31, 2008, the maximum potential future exposure to the Company under the guarantee was $32.5.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of December 31, 2008 and 2007, the Company held $17.6 and $11.5, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Balance Sheets.

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

Insurance and Retirement Plan Products and Other Regulatory Matters

Federal and state regulators, and self-regulatory agencies are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; sales and marketing practices (including sales to seniors); specific product types (including group annuities and indexed annuities); and disclosure. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and have cooperated and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

Action has been or may be taken by regulators with respect to the Company or certain affiliates before investigations relating to fund trading are completed. The potential outcome of such action is difficult to predict but could subject the Company or certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.

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

14.	Subsequent Events

Subsequent to December 31 2008, the ING Supervisory Board of Directors approved a liquidity facility for up to $2.0 billion to support the liquidity requirements in ING’s life insurance operations, including the Company. The exact usage of the facility, if any, has not yet been determined, as it will be utilized as an alternative source of liquidity.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

15.	Restructuring Charges

2008 Expense Reductions

During the fourth quarter, the Company implemented an expense reduction program for the purpose of streamlining its overall operations. The restructuring charges related to this expense reduction initiative include severance and other employee benefits and lease abandonment costs, which are included in Operating Expenses on the Statements of Operations.

The following table illustrates the restructuring reserves and charges for the period ended December 31, 2008.

Restructuring reserve at inception		$-
	Restructuring charges:
	Employee severance and termination benefits	3.3	(1)
	Future rent on non-cancelable leases	0.4	(2)
	Total restructuring charges	3.7
	Other charges	-
	Intercompany charges and payments	(0.5)	(3)
	Payments applied against reserve	(0.7)	(4)
Restructuring reserve at December 31, 2008		$2.5

(1)	Amounts represent charges to the Company for all severed employees that support the Company,
	including those within affiliates.
(2)	Amounts represent intercompany expense allocations from ING AIH. The expenses were allocated to
	the Company based upon the department that used the space, and the cash settlement occurred in
	January 2009.
(3)	Amounts represent payments to ING affiliates for severance incurred by another ING entity for
	employees that supported the Company. Payments were made through ING's intercompany cash
	settlement process.
(4)	Amounts represent payments to employees of the Company, as well as reversals of severance reserves.

The Company estimates the completion of these integration and restructuring activities by November 15, 2009.

2009 Expense and Staff Reductions

On January 12, 2009, ING announced expense and staff reductions across all U.S. operations, which resulted in the elimination of 114 current and open positions in the Company. Due to the staff reductions, curtailment of pension benefits shall occur during the first quarter of 2009, which will result in the recognition of a loss related to unrecognized prior service costs. The effect of the curtailment on the Company’s earnings is anticipated to be less than $0.1. The Company anticipates that the restructuring activities in regards to its operations will be complete by November 15, 2009, with total estimated costs to the Company equal to $6.7.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

16.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of December 31, 2008, 2007, and 2006.

	2008	2007	2006
Net unrealized capital (losses) gains:
Fixed maturities, available-for-sale	$(3,234.0)	$(122.3)	$(28.9)
Equity securities, available-for-sale	(3.7)	(5.5)	1.5
DAC/VOBA adjustment on
available-for-sale securities	1,139.7	(36.9)	21.1
Sales inducements adjustment on
available-for-sale securities	102.2	0.5	1.0
Other investments	(6.2)	(6.4)	(6.6)
Unrealized capital (losses) gains , before tax	(2,002.0)	(170.6)	(11.9)
Deferred income tax asset (liability)	700.7	59.7	3.8
Deferred tax asset valuation allowance	(29.8)	(46.9)	-
Net unrealized capital (losses) gains	(1,331.1)	(157.8)	(8.1)
Pension liability, net of tax	(2.6)	(2.9)	(5.1)
Other	-	-	1.1
Accumulated other comprehensive (loss) income	$(1,333.7)	$(160.7)	$(12.1)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Fixed maturities, available-for-sale	$(3,111.7)	$(93.4)	$(22.0)
Equity securities, available-for-sale	1.8	(7.0)	0.4
DAC/VOBA adjustment on
available-for-sale securities	1,176.6	(58.0)	13.6
Sales inducements adjustment on
available-for-sale securities	101.7	(0.5)	(1.5)
Other investments	0.2	0.2	(1.2)
Unrealized capital (losses) gains, before tax	(1,831.4)	(158.7)	(10.7)
Deferred income tax asset (liability)	641.0	55.9	3.4
Net change in unrealized capital (losses) gains	$(1,190.4)	$(102.8)	$(7.3)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	2008	2007	2006
Net unrealized capital holding (losses) gains
arising during the year (1)	$(1,877.2)	$(210.5)	$(49.5)
Less: reclassification adjustment for (losses) gains
and other items included in Net (loss) income (2)	(686.8)	(107.7)	(42.2)
Net change in unrealized capital (losses)
gains on securities	$(1,190.4)	$(102.8)	$(7.3)

(1)	Pretax unrealized capital holding gains (losses) arising during the year were $(2,888.0), $(324.9), and $(72.6), for the years ended December 31, 2008, 2007, and 2006, respectively.

(2)

Pretax reclassification adjustments for gains (losses) and other items included in Net (loss) income were $(1,056.6), $(166.2), and $(61.9), for the years ended December 31, 2008, 2007, and 2006, respectively.

QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, unless otherwise stated)

2008	First	Second	Third	Fourth

Total revenue	$429.9	$640.2	$229.8	$(171.9)
Income (loss) before income taxes	(113.3)	137.6	(465.5)	(1,185.2)
Income tax expense (benefit)	(51.4)	34.7	(35.7)	(192.8)
Net income (loss)	$(61.9)	$102.9	$(429.8)	$(992.4)

2007	First	Second	Third	Fourth

Total revenue	$512.4	$632.7	$534.7	$494.0
Income (loss) before income taxes	96.6	138.1	37.1	(144.4)
Income tax expense (benefit)	26.9	41.0	(11.1)	(58.4)
Net income (loss)	$69.7	$97.1	$48.2	$(86.0)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment, management has used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

(Dollar amounts in millions, unless otherwise stated)

In 2008 and 2007, Ernst & Young LLP (“Ernst & Young”) served as the principal external auditing firm for ING, including ING USA. ING subsidiaries, including ING USA, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2008 and 2007 are detailed below, along with a description of the services rendered by Ernst & Young to the Company.

	2008		2007
Audit fees	$2.2		$3.2
Audit-related fees	0.5		0.2
Tax fees	-	*	-	*
All other fees	-	*	-	*
	$2.7		$3.4
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

Tax Fees

There were minimal tax fees allocated to ING USA in 2008 and 2007. Tax fees allocated to ING USA were primarily for tax compliance and accounting for income taxes. These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to ING USA in 2008 and 2007 under the category “all other fees.” Other fees allocated to ING USA under this category typically include fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consist primarily of non-recurring support and advisory services.

Pre-approval Policies and Procedures

ING USA has adopted the pre-approval policies and procedures of ING. Audit, audit-related, and non-audit services provided to the Company by ING’s independent auditors are pre-approved by ING’s audit committee. Pursuant to ING’s pre-approval policies and procedures, the ING audit committee is required to pre-approve all services provided by ING’s independent auditors to ING and its affiliates, including the Company. The ING pre-approval policies and procedures distinguish five types of services: (1) audit services, (2) audit-related services, (3) tax services, (4) other services that are not audit, audit-related, tax, or prohibited services, and (5) prohibited services (as described in the Sarbanes-Oxley Act).

The ING pre-approval procedures consist of a general pre-approval procedure and a specific pre-approval procedure.

General Pre-approval Procedure

ING’s audit committee pre-approves audit, audit-related, tax, and other, services to be provided by ING’s external audit firms on an annual basis. The audit committee also sets the maximum annual amount for such pre-approved services. Throughout the year, ING’s audit committee receives from ING’s external audit firms an overview of all services provided, including related fees and supported by sufficiently detailed information. ING’s audit committee evaluates this overview periodically on a retrospective basis during the year. Additionally, ING’s Group Finance and Control monitors the amounts paid versus the pre-approved amounts throughout the year.

Specific Pre-approval Procedure

In addition to the general pre-approval procedure, each proposed independent auditor engagement that is expected to generate fees in excess of the pre-approved amounts, must be approved by the audit committee after recommendation of local management on a case-by-case basis.

In 2008 and 2007, 100% of each of the audit related services, tax services, and all other services were pre-approved by ING’s audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial statements. See Item 8. on page 87.
2.	Financial statement schedules. See Index to Financial Statement Schedules on page 162.
3.	Exhibits. See Exhibit Index on page 167.

Index to Financial Statement Schedules

		Page

Report of Independent Registered Public Accounting Firm		163

I.	Summary of Investments - Other than Investments in Affiliates as of
	December 31, 2008	164

IV.	Reinsurance Information as of and for the years ended
	December 31, 2008, 2007, and 2006	165

Schedules other than those listed above are omitted because they are not required or not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING USA Annuity and Life Insurance Company

We have audited the financial statements of ING USA Annuity and Life Insurance Company as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated March 26, 2009. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/   Ernst & Young LLP

Atlanta, Georgia

March 26, 2009

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule I

Summary of Investments – Other than Investments in Affiliates

As of December 31, 2008

(In millions)

			Amount
			Shown on
Type of Investments	Cost	Value*	Balance Sheets
Fixed maturities, available-for-sale:
U.S. Treasuries	$1,109.3	$1,183.2	$1,183.2
U.S. government agencies and authorities	267.3	287.3	287.3
State, municipalities, and political subdivisions	48.2	39.4	39.4
Public utilities securities	1,452.2	1,324.7	1,324.7
Other U.S. corporate securities	5,570.9	5,005.3	5,005.3
Foreign securities (1)	3,572.2	3,110.5	3,110.5
Residential mortgage-backed securities	4,264.0	3,583.4	3,583.4
Commercial mortgage-backed securities	3,585.9	2,557.9	2,557.9
Other asset-backed securities	1,500.2	1,044.5	1,044.5
Total fixed maturities, available-for-sale, including
securities pledged to creditors	$21,370.2	$18,136.2	$18,136.2

Equity securities, available-for-sale	$257.6	$253.9	$253.9

Mortgage loans on real estate	$3,923.3	$3,803.3	$3,923.3
Policy loans	144.4	144.4	144.4
Other investments	712.7	818.2	809.3
Total investments	$26,408.2	$23,156.0	$23,267.1

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule IV

Reinsurance Information

As of and for the years ended December 31, 2008, 2007, and 2006

(In millions)

					Percentage
					of Assumed
	Gross	Ceded	Assumed	Net	to Net
Year ended December 31, 2008
Life insurance in force	$7,921.7	$633.1	$193,062.4	$200,351.0	96.4%
Premiums:
Life insurance	21.1	2.0	291.3	310.4
Accident and health insurance	0.1	0.1	-	-
Total premiums	$21.2	$2.1	$291.3	$310.4

Year ended December 31, 2007
Life insurance in force	$8,351.5	$689.1	$-	$7,662.4	0.0%
Premiums:
Life insurance	21.8	2.2	-	19.6
Accident and health insurance	0.2	0.2	-	-
Total premiums	$22.0	$2.4	$-	$19.6

Year ended December 31, 2006
Life insurance in force	$6,596.5	$755.3	$-	$5,841.2	0.0%
Premiums:
Life insurance	22.8	2.3	-	20.5
Accident and health insurance	0.2	0.2	-	-
Total premiums	$23.0	$2.5	$-	$20.5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2009 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By: /s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 24, 2009.

Signatures		Title
/s/	David A. Wheat	Director, Executive Vice President and
	David A. Wheat	Chief Financial Officer

/s/	Bridget M. Healy	Director
Bridget M. Healy

/s/	Robert G. Leary	Director
Robert G. Leary

/s/	Thomas J. McInerney	Director and Chairman
Thomas J. McInerney

/s/	Catherine H. Smith	Director
Catherine H. Smith

/s/	Valerie G. Brown	President
Valerie G. Brown

/s/	Steven T. Pierson	Senior Vice President and
	Steven T. Pierson	Chief Accounting Officer

ING USA ANNUITY AND LIFE INSURANCE COMPANY
Form 10-K for Fiscal Year Ended December 31, 2008
Exhibit Index

Exhibit Number	Description of Exhibit

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

10.24

Second Amendment, effective as of July 31, 2007, to Services Agreement, between Golden American Life Insurance Company (nka ING USA Annuity and Life Insurance Company) & Directed Services Inc. (nka Directed Services LLC), incorporated by reference from Exhibit 10.3 to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 28, 2008 (File No. 001-32625).

10.25

Amendment Number 2007-1 to Reciprocal Loan Agreement, dated as of December 31, 2007, between ING USA and ING America Insurance Holdings, Inc., incorporated by reference from Exhibit 10.4 to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 28, 2008 (File No. 001-32625).

10.26

Amendment Number 2007-1 to Services Agreement, dated as of December 31, 2007, between ING USA and the affiliated companies listed on Exhibit B to the Agreement, incorporated by reference from Exhibit 10.5 to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 28, 2008 (File No. 001-32625).

10.27

ING USA Guaranteed Funding Agreement, effective August 10, 2007, issued by ING USA Annuity and Life Insurance Company to Lion Connecticut Holdings, Inc., incorporated by reference from Exhibit 10.2 to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on November 13, 2007 (File No. 001-32625).

10.28+	Amendment Number 2008-1 to Services Agreement, effective October 1, 2008, among ING USA Annuity and Life Insurance Company and the affiliated companies listed on Exhibit B to the Agreement.

12.+	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

14.

ING Code of Ethics for Financial Professionals, incorporated by reference from Exhibit 14 to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

23.+	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1+	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Valerie G. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Valerie G. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.