Form 10-Q
period 2009-03-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2009-05-15
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of May 12, 2009, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2009	2008
Revenues:
Net investment income	$380.7	$373.3
Fee income	199.4	322.4
Premiums	114.0	4.7
Net realized capital losses	(151.8)	(271.1)
Other income	1.4	0.6
Total revenue	543.7	429.9
Benefits and expenses:
Interest credited and other benefits
to contractowners	500.2	266.0
Operating expenses	88.3	71.9
Net amortization of deferred policy
acquisition costs and value of
business acquired	268.6	191.6
Interest expense	7.3	7.5
Other expense	6.7	6.2
Total benefits and expenses	871.1	543.2
(Loss) income before income taxes	(327.4)	(113.3)
Income tax (benefit) expense	(91.8)	(51.4)
Net (loss) income	$(235.6)	$(61.9)

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets
(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $18,297.8 at 2009 and $20,393.5 at 2008)	$15,602.2	$17,143.0
Equity securities, available-for-sale, at fair value
(cost of $245.7 at 2009 and $257.6 at 2008)	246.5	253.9
Short-term investments	336.5	111.7
Mortgage loans on real estate	3,839.7	3,923.3
Policy loans	146.9	144.4
Loan - Dutch State obligation	1,179.6	-
Limited partnerships/corporations	317.5	332.9
Derivatives	358.9	340.3
Other investments	24.5	24.4
Securities pledged (amortized cost of $1,364.9 at 2009 and $976.7 at 2008)	1,380.3	993.2
Total investments	23,432.6	23,267.1
Cash and cash equivalents	104.3	610.8
Short-term investments under securities loan agreement,
including collateral delivered	141.4	130.4
Accrued investment income	231.8	214.5
Receivable for securities sold	72.3	9.1
Premium receivable	80.5	303.1
Deposits and reinsurance recoverable from affiliate	5,439.2	5,349.3
Deferred policy acquisition costs	4,028.5	4,205.5
Value of business acquired	160.3	195.1
Sales inducements to contractowners	598.2	624.3
Short-term loan to affiliate	659.9	-
Due from affiliates	68.5	14.5
Current income tax recoverable	-	321.1
Other assets	411.8	481.9
Assets held in separate accounts	32,369.8	34,090.8
Total assets	$67,799.1	$69,817.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets
(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$30,844.6	$32,570.7
Payable for securities purchased	15.8	4.1
Payables under securities loan agreement, including collateral held	164.2	148.0
Borrowed money	453.5	483.1
Notes to affiliates	435.0	435.0
Short-term loan from affiliate	321.0	-
Due to affiliates	125.0	151.7
Current income taxes	5.3	-
Deferred income taxes	161.0	35.8
Other liabilities	1,192.6	1,130.8
Liabilities related to separate accounts	32,369.8	34,090.8
Total liabilities	66,087.8	69,050.0

Shareholder's equity:
Common stock (250,000 shares authorized, issued,
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,171.0	4,335.4
Accumulated other comprehensive loss	(989.9)	(1,333.7)
Retained earnings (deficit)	(2,472.3)	(2,236.7)
Total shareholder's equity	1,711.3	767.5
Total liabilities and shareholder's equity	$67,799.1	$69,817.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity
(Unaudited)
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2007	$2.5	$4,132.7	$(160.7)	$(855.5)	$3,119.0
Comprehensive income:
Net loss	-	-	-	(61.9)	(61.9)
Other comprehensive loss, net of tax:
Change in net unrealized capital gains
(losses) on securities ($(498.9) pretax)	-	-	(324.3)	-	(324.3)
Total comprehensive loss					(386.2)
Contribution of capital	-	1,100.0	-	-	1,100.0
Employee share-based payments	-	0.6	-	-	0.6
Balance at March 31, 2008	$2.5	$5,233.3	$(485.0)	$(917.4)	$3,833.4

Balance at December 31, 2008	$2.5	$4,335.4	$(1,333.7)	$(2,236.7)	$767.5
Comprehensive loss:
Net loss	-	-	-	(235.6)	(235.6)
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains (losses)
on securities ($520.8 pretax), including
valuation allowance of $5.4	-	-	343.9	-	343.9
Pension liability ($(0.2) pretax)	-	-	(0.1)	-	(0.1)
Total comprehensive income (loss)					108.2
Contribution of capital	-	835.0	-	-	835.0
Employee share-based payments	-	0.6	-	-	0.6
Balance at March 31, 2009	$2.5	$5,171.0	$(989.9)	$(2,472.3)	$1,711.3

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$721.5	$354.6

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	1,682.2	1,916.3
Equity securities, available-for-sale	3.6	1.7
Mortgage loans on real estate	97.3	97.3
Limited partnerships/corporations	1.8	3.3
Derivatives	113.1	144.8
Acquisition of:
Fixed maturities, available-for-sale	(1,427.9)	(1,937.9)
Equity securities, available-for-sale	(0.3)	(20.2)
Mortgage loans on real estate	(16.6)	(245.0)
Limited partnerships/corporations	(5.7)	(29.6)
Derivatives	(41.5)	(35.9)
Short-term investments, net	(223.8)	26.3
Collateral (delivered) held	5.2	(77.3)
Other investments, net	(0.2)	(0.3)
Other, net	(2.5)	1.7
Net cash provided by (used in) investing activities	184.7	(154.8)

Cash Flows from Financing Activities:
Deposits received for investment contracts	685.1	1,880.5
Maturities and withdrawals from investment contracts	(2,977.1)	(1,956.5)
Block of deposits coinsured to affiliate	98.9	-
Reinsurance recoverable on investment contracts	313.9	39.1
Short-term repayments	(29.6)	(54.8)
Short-term loans to affiliates	(338.9)	-
Contribution of capital	835.0	1,100.0
Net cash (used in) provided by financing activities	(1,412.7)	1,008.3
Net (decrease) increase in cash and cash equivalents	(506.5)	1,208.1
Cash and cash equivalents, beginning of period	610.8	204.4
Cash and cash equivalents, end of period	$104.3	$1,412.5

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

The condensed financial statements and notes as of March 31, 2009, and for the three months ended March 31, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

The condensed financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows, for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company’s 2008 Annual Report on Form 10-K. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

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

Significant Accounting Policies

For a description of significant accounting policies, see the Organization and Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2008 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2008 Annual Report on Form 10-K, except as noted in the Recently Adopted Accounting Standards footnote.

2.	Recently Adopted Accounting Standards

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”), which requires enhanced disclosures about objectives and strategies for using derivatives, fair value amounts of and gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements, including:

▪	How and why derivative instruments are used;
▪

How derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and its related interpretations; and

▪	How derivative instruments and related hedged items affect an entity’s financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The disclosure provisions of FAS 161 were adopted by the Company on January 1, 2009 and are included in Note 4. As the pronouncement only pertains to additional disclosure, the adoption of FAS 161 had no financial statement impact. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under FAS 133, as the Company has not historically sought hedge accounting treatment.

Business Combinations

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which replaces FAS No. 141, “Business Combinations,” as issued in 2001. FAS 141(R) requires most identifiable assets, liabilities, noncontrolling interest, and goodwill, acquired in a business combination to be recorded at full fair value as of the acquisition date, even for acquisitions achieved in stages. In addition, the statement requires:

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

FAS 141(R) also amends or eliminates various other authoritative literature.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which rescinds the requirements in FAS 141(R) to recognize contingent assets and liabilities acquired in a business combination at fair value on the acquisition date, and reinstates most of the previous guidance in FAS 141 to value many of those contingencies under FAS No. 5, “Accounting for Contingencies”.

FAS 141(R) and FSP FAS 141(R)-1 were adopted by the Company on January 1, 2009. The Company determined, however, that there was no impact as of March 31, 2009, as there have been no acquisitions for the three month period ended March 31, 2009.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Equity Method Investment Accounting

In November 2008, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which requires, among other provisions, that:

▪	Equity method investments be initially measured at cost;
▪	Contingent consideration only be included in the initial measurement;
▪	An investor recognize its share of any impairment charge recorded by the equity investee; and
▪	An investor account for a share issuance by an equity investee as if the investor had sold a proportionate share of its investment;

The provisions of EITF 08-6 were adopted by the Company on January 1, 2009. The Company determined, however, that there was no impact as of March 31, 2009, as there have been no acquisitions or changes in ownership for the three months ended March 31, 2009.

3.	New Accounting Pronouncements

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which confirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In addition, the provisions of FSP FAS 157-4:

▪	Clarify factors for determining whether there has been a significant decrease in market activity for an asset or liability;
▪	Require an entity to determine whether a transaction is not orderly based on the weight of the evidence; and
▪	Require an entity to disclose in interim and annual periods the input and valuation technique used to measure fair value and any change in valuation technique.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The provisions of FSP FAS 157-4 are effective prospectively for financial statements issued for interim periods and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 is not expected to have an effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that applied by the Company upon adoption of FAS 157.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which applies to debt securities and requires:

▪

Noncredit losses to be recognized in other comprehensive income and amortized over the remaining life of the security, if management asserts that it does not have the intent to sell the security and that it is more likely than not that the entity will not have to sell the security before recovery of the amortized cost basis;

▪	Total other-than-temporary impairments to be presented in the statement of earnings with an offset recognized in other comprehensive income for the non-credit related impairments;
▪

A cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income; and

▪	Additional interim disclosures for debt and equity securities regarding types of securities held, unrealized losses, and other-than-temporary impairments.

The provisions of FSP FAS 115-2 and FAS 124-2 are effective prospectively for financial statements issued for interim periods and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently in the process of determining the impact of adoption of FSP FAS 115-2 and FAS 124-2.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires that the fair value of financial instruments be disclosed in an entity’s interim financial statements, as well as in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 also require that fair value information be presented with the related carrying value and that the method and significant assumptions used to estimate fair value, as well as changes in method and significant assumptions, be disclosed.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The provisions of FSP FAS 107-1 and APB 28-1 are effective for financial statements issued for interim periods and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 will have no effect on the Company’s financial condition, results of operations, or cash flows, as the new standard requires additional disclosures only.

4.	Financial Instruments

Fair Value Measurements

US GAAP for fair value measurements defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including
securities pledged	$1,473.1	$13,335.3	$2,174.1	$16,982.5
Equity securities, available-for-sale	246.5	-	-	246.5
Other investments (primarily derivatives)	-	150.1	208.8	358.9
Cash and cash equivalents, short-term investments,
and short-term investments under securities
loan agreement	582.2	-	-	582.2
Assets held in separate accounts	32,369.8	-	-	32,369.8
Total	$34,671.6	$13,485.4	$2,382.9	$50,539.9

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	$-	$-	$558.4	$558.4
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB" and "GMAB")	-	-	158.2	158.2
Other liabilities (primarily derivatives)	-	520.7	262.7	783.4
Total	$-	$520.7	$979.3	$1,500.0

(1)	Level 3 net assets and liabilities accounted for 2.9% of total net assets and liabilities measured at fair value on a recurring basis.
Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 8.4%.

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

Valuation of Financial Assets and Liabilities

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in US GAAP. Valuations are obtained from third party commercial pricing services, brokers and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from the brokers are non-binding. The valuations are reviewed and validated monthly through comparisons to internal pricing models, back testing to recent trades, and monitoring of trading volumes.

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

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A mortgage-backed securities, declined during 2008 as a result of the dislocation of the credit markets. During 2008, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A mortgage-backed securities was inactive. The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive. However, the Company determined that the classification within the valuation hierarchy should be transferred to Level 3 due to market inactivity.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

At March 31, 2009, the fixed maturities valued using unadjusted broker quotes totaled $1.7 billion.

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

Investment contract guarantees: The Company records liabilities, which can be either positive or negative, for annuity contracts containing guaranteed riders for GMABs and GMWBs without life contingencies in accordance with US GAAP for derivative instruments and hedging activities. The guarantee is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company also records for its FIA contracts an embedded derivative liability for interest payments to contractholders above the minimum guaranteed interest rate, in accordance with US GAAP for derivative instruments and hedging activities. The guarantee is treated as an embedded derivative and is required to be reported separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by best estimate assumptions.

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment. The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees. As of March 31, 2009, the credit spreads of ING and the Company increased by approximately 65 basis points from December 31, 2008, which resulted in changes in the valuation of the reserves for all investment contract guarantees.

Level 3 Financial Instruments

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by US GAAP for fair value measurements). These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In light of the methodologies employed to obtain the fair values of financial assets and liabilities classified as Level 3, additional information is presented below, with particular attention addressed to changes in derivatives, FIAs, and GMWBs and GMABs due to their impacts on the Company’s results of operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2009 and 2008.

		Fixed maturities,				Investment
		available-for-sale				Contract Guarantees
		including						GMWB/
		securities pledged		Derivatives		FIA		GMAB
Balance at January 1, 2009		$2,589.6		$10.0		$(638.9)		$(153.0)
	Capital gains (losses):
	Net realized capital gains (losses)	28.4	(1)	(34.8)	(3)	74.3	(4)	(3.5)	(4)
	Net unrealized capital gains (losses)(2)	545.4		-		-		-
	Total net realized and unrealized
	capital gains (losses)	573.8		(34.8)		74.3		(3.5)
	Purchases, sales, issuances, and
	settlements, net	(1,333.9)		(29.1)		6.2		(1.7)
	Transfer in (out) of Level 3	344.6		-		-		-
Balance at March 31, 2009		$2,174.1		$(53.9)		$(558.4)		$(158.2)

Balance at January 1, 2008		$1,396.3		$298.2		$(925.6)		$(2.7)
	Capital gains (losses):
	Net realized capital gains (losses)	0.4	(1)	(29.2)	(3)	149.5	(4)	(14.4)	(4)
	Net unrealized capital
	gains (losses)(2)	38.4		-		-		-
	Total net realized and unrealized
	capital gains (losses)	38.8		(29.2)		149.5		(14.4)
	Purchases, sales, issuances, and
	settlements, net	57.1		(120.2)		(0.2)		(2.2)
	Transfer in (out) of Level 3	-		-		-		-
Balance at March 31, 2008		$1,492.2		$148.8		$(776.3)		$(19.3)

(1)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations and contains
	unrealized gains (losses) on Level 3 derivatives held at March 31, 2009 and 2008. All gains and losses on Level 3 assets are
	classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and
	unrealized gains (losses) separately by security.
(4)	These amounts are included in Interest credited and other benefits to contractowners on the Condensed Statements of
	Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this
	disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

For the three months ended March 31, 2009, the decline in the fair values of the FIA reserves and the increase in the fair values of the Level 3 fixed maturities were partially offset by a decline in the value of Level 3 derivatives that hedge the FIA exposure. The gains on the FIA embedded derivatives were primarily driven by unfavorable equity

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

market performance during the first quarter of 2009. In addition, derivatives experienced losses related to unfavorable equity market performance, resulting in a decline in the fair values of these assets. For the three months ended March 31, 2009, the net realized gains attributable to credit risk were $21.7. The net realized and unrealized capital gains related to fixed maturities were driven by the impact of the transfer of 80% interest in the Company’s Alt-A portfolio to the Dutch State.

Transfers in (out) of Level 3 represent non-agency prime bonds due to the inactivity of the market for these securities.

Derivative Financial Instruments

See the Organization & Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2008 Annual Report on Form 10-K for disclosure regarding the Company’s purpose for entering into derivatives and the policies on valuation and classification of derivatives. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under US GAAP, as the Company has not historically sought hedge accounting treatment. The Company enters into the following derivatives.

Interest rate caps: Interest rate caps are used to manage the interest rate risk in the Company’s fixed maturity portfolio. Interest rate caps are purchased contracts that provide the Company with an annuity in an increasing interest rate environment.

Interest rate swaps: Interest rate swaps are used to manage the interest rate risk in the Company’s fixed maturity portfolio, as well as the Company’s liabilities. Interest rate swaps represent contracts that require the exchange of cash flows at regular interim periods, typically monthly or quarterly.

Foreign exchange swaps: Foreign exchange swaps are used to reduce the risk of a change in the value, yield, or cash flow with respect to invested assets. Foreign exchange swaps represent contracts that require the exchange of foreign currency cash flows for U.S. dollar cash flows at regular interim periods, typically quarterly or semi-annually.

Credit default swaps: Credit default swaps are used to reduce the credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure on certain assets that the Company does not own. Payments are made to or received from the counterparty at specified intervals and amounts for the purchase or sale of credit protection. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Total return swaps: Total return swaps are used to hedge against a decrease in variable annuity account values, which are invested in certain funds. The difference between floating-rate interest amounts calculated by reference to an agreed upon notional principal amount is exchanged with other parties at specified intervals.

Forwards: Forwards are acquired to hedge the Company’s inverse portfolio against movements in interest rates, particularly mortgage rates. On the settlement date, the Company will either receive a payment (interest rate drops on owned forwards or interest rate rises on purchased forwards) or will be required to make a payment (interest rate rises on owned forwards or interest rate drops on purchased forwards).

Swaptions: Swaptions are used to manage interest rate risk in the Company’s collateralized mortgage obligations portfolio. Swaptions are contracts that give the Company the option to enter into an interest rate swap at a specific future date.

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decrease may result in a decrease in variable annuity account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. Futures contracts are also used as part of a new tactical hedging program designed to mitigate the impact of equity market movements on the variable annuity business. A decrease in equity markets may also negatively impact the Company’s investment in equity securities, and the futures income would serve to offset that effect. Futures contracts are also used to hedge against an increase in certain equity indices. Such increase may result in increased payments to contract holders of fixed indexed annuity contracts, and the futures income would serve to offset this increased expense. The underlying reserve liabilities are valued under US GAAP for fair value measurements and certain US GAAP for separate accounts related to non traditional long-term insurance contracts or US GAAP for derivative instruments and hedging activities. The change in reserve liabilities is recorded in Interest credited and other benefits to contractowners in the Condensed Statements of Operations.

Options: Call options are used to hedge against an increase in the various equity indices. Such increase may result in increased payments to contract holders of fixed indexed annuity contracts, and the options offset this increased expense. Put options are used to hedge the liability associated with embedded derivatives in certain variable annuity contracts and, as part of a new tactical hedging program, designed to mitigate the impact of equity market movements on the variable annuity business. Both the options and the embedded derivative reserve are carried at fair value.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Embedded derivatives: The Company also has investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads.

The notional amounts and fair values of derivatives were as follows as of March 31, 2009 and December 31, 2008.

	2009				2008
	Notional	Asset Fair	Liability		Notional	Asset Fair	Liability
	Amount	Fair Value	Fair Value		Amount	Fair Value	Fair Value
Interest rate caps(1)	122.0	$0.1	$-	**	122.0	$0.1	$-	**
Interest rate swaps(1)	6,917.7	114.8	(486.9)		7,130.0	131.7	(565.7)
Foreign exchange swaps(1)	278.2	13.8	(21.3)		287.3	14.3	(30.3)
Credit default swaps(1)	360.1	16.3	(115.5)		477.0	12.7	(124.8)
Total return swaps(1)	75.8	1.4	(3.9)		-	-	-
Forwards(1)	156.0	1.8	-		156.0	1.9	-
Swaptions(1)	-	-	-		1,667.5	3.4	-
Futures(1)	4,604.0	1.9	(73.2)		2,593.9	1.4	(36.6)
Options(1)	6,051.3	208.8	(82.6)		3,744.2	174.8	(22.8)
Embedded derivatives:
Within securities(2)	N/A*	7.6	(69.2)		N/A*	7.4	(103.7)
Within retail annuity
products(3)	N/A*	-	(716.6)		N/A*	-	(791.9)
Total	18,565.1	$366.5	$(1,569.2)		16,177.9	$347.7	$(1,675.8)
* N/A - Not applicable.
** Less than $0.1.
(1)	The fair values of these derivatives are reported in Derivatives or Other liabilities on the Condensed Balance Sheets.
(2)	The fair values of embedded derivatives within securities are reported in Fixed maturities, available-for-sale, on the
Condensed Balance Sheets with the underlying instrument.
(3)	The fair values of embedded derivatives within retail annuity products are reported in Future policy benefits and claim reserves on the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009		2008
Interest rate caps(1)	$-	*	$(0.7)
Interest rate swaps(1)	(38.6)		(157.4)
Foreign exchange swaps(1)	8.8		(17.1)
Credit default swaps(1)	13.6		(18.4)
Total return swaps(1)	(2.4)		-
Forwards(1)	1.6		-
Swaptions(1)	(2.1)		(0.1)
Futures(1)	137.9		139.3
Options(1)	(33.9)		(168.6)
Embedded derivatives:
Within securities(1)	(34.7)		32.9
Within retail annuity products(2)	70.8		135.1
Total	$121.0		$(55.0)
* Less than $0.1.
(1)	Changes in value are included in Net realized capital losses on the Condensed Statements of Operations.
(2)	Changes in value are included in Interest credited and other benefits to contractowners on the Condensed
Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps to assume credit exposure to certain assets that the Company does not own. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets and is reinvested in short-term investments. The source of non-cash collateral posted is investment grade bonds of the entity. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At March 31, 2009, the fair value of credit default swaps of $16.3 and $(115.5) was included in Derivatives and Other liabilities, respectively, on the Condensed Balance Sheets. At December 31, 2008, the fair value of credit default swaps of $12.7 and $(124.8) was included in Derivatives and Other liabilities, respectively, on the Balance Sheets. As of March 31, 2009 and December 31, 2008, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $143.3, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Embedded Derivative in Credit-Linked Note

The Company owns a 3-year credit-linked note arrangement, whereby the Company agrees to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of March 31, 2009, the maximum potential future exposure to the Company under the guarantee was $32.5. Subsequently, the credit-linked note arrangement matured on May 2, 2009.

5.	Investments

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-up Facility (the “Back-up Facility”) covering 80% of ING’s Alt-A residential mortgage-backed securities (“Alt-A RMBS”). Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions it receives with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Back-Up Facility is accounted for as a loan receivable for U.S. GAAP and is reported in Loan - Dutch State obligation on the Condensed Balance Sheets.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $18.9 was sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”). Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $7.9 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital losses on the Condensed Statements of Operations.

Upon the closing of the transaction on March 31, 2009, the Company reduced the unrealized loss balance in Accumulated other comprehensive loss included in Shareholder’s equity by $411.3 and recognized a gain of $117.6, which was reported in Net realized capital losses on the Condensed Statements of Operations.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$34.2	3	$-	-
U.S. corporate	41.3	38	26.9	50
Foreign(1)	18.0	24	39.8	24
Residential mortgage-backed	91.9	56	15.4	7
Other asset-backed	112.7	27	27.6	23
Limited partnerships	-	-	0.5	1
Equity securities	2.2	4	-	-
Total	$300.3	152	$110.2	105
(1) Primarily U.S. dollar denominated.

The above schedules include $80.2 and $50.8 for the three months ended March 31, 2009 and 2008, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value.

The following table summarizes these write-downs by type for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$34.2	3	$-	-
U.S. corporate	35.7	24	19.5	39
Foreign(1)	18.0	24	39.8	24
Residential mortgage-backed	23.1	8	0.1	2
Other asset-backed	109.1	11	-	-
Total	$220.1	70	$59.4	65
(1) Primarily U.S. dollar denominated.

The remaining fair value of fixed maturities with other-than-temporary impairments as of March 31, 2009 and 2008 was $2,686.6 and 2,473.3, respectively.

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

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within deferred policy acquisition costs (“DAC”) was as follows for the three months ended March 31, 2009 and 2008.

	2009	2008
Balance at January 1	$4,205.5	$2,908.4
Deferrals of commissions and expenses	115.5	214.6
Amortization:
Amortization	(302.3)	(237.9)
Interest accrued at 3% to 6%	37.4	43.3
Net amortization included in the Condensed
Statements of Operations	(264.9)	(194.6)
Change in unrealized capital (gains) losses on
available-for-sale securities	(27.6)	116.3
Balance at March 31	$4,028.5	$3,044.7

Activity within value of business acquired (“VOBA”) was as follows for the three months ended March 31, 2009 and 2008.

	2009	2008
Balance at January 1	$195.1	$128.7
Amortization:
Amortization	(5.4)	1.3
Interest accrued at 2% to 5%	1.7	1.7
Net amortization included in the Condensed
Statements of Operations	(3.7)	3.0
Change in unrealized capital (gains) losses on
available-for-sale securities	(31.1)	17.3
Balance at March 31	$160.3	$149.0

During the first quarter of 2009, the Company revised its gross profit projections, mainly related to the emergence of separate account performance and projected hedge and claim costs, resulting in a $336.4 increase in amortization of DAC and VOBA.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

During the first quarter of 2008, the Company revised its gross profit projections, mainly related to the emergence of separate account performance and updated mutual fund revenue sharing, resulting in a $63.1 increase in amortization of DAC and VOBA.

	2009	2008
Impact of separate account growth and contractowner withdrawal
behavior different from assumptions	$102.6	$93.9
Impact of current year gross profit variances	93.4	(5.4)
Unlock of mortality, lapse, expense and mutual fund sharing assumptions	-	(25.4)
Impact of refinements of gross profit projections	140.4	-
Total unlocking effect on Amortization of DAC and VOBA	$336.4	$63.1

7.	Dividend Restrictions and Shareholder’s Equity

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

During the three months ended March 31, 2009 and 2008, the Company received $835.0 and $1.1 billion, respectively, in capital contributions from its Parent.

During the three months ended March 31, 2009 and 2008, the Company did not pay any dividends or return of capital contribution to its Parent.

The Company's primary regulator, the Division, recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division. Statutory capital and surplus of the Company was $1,872.7 and $2,552.6 as of December 31, 2008 and 2007, respectively. As permitted by statutory accounting practices, statutory surplus as of December 31, 2008 includes the impact of an $835.0 capital contribution received by the Company from its immediate parent company, Lion, on February 24, 2009. In addition, as approved by the Division, statutory surplus as of December 31, 2008 reflects the acceptance as of December 31, 2008 of an $883.0 receivable from ING America Insurance Holdings, Inc. ("ING AIH") payable to Security Life of Denver International Limited ("SLDI") into the reinsurance trust established by SLDI for the benefit of the Company. SLDI is the reinsurer of certain reserves associated with variable annuity contracts underwritten by the Company. The reinsurance trust receivable was funded by a portion of a cash capital contribution of $1,217.0 made by ING AIH to SLDI on April 22, 2009. ING AIH is the indirect parent company of the Company and the immediate parent company of SLDI, and SLDI is an affiliate of the Company.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

8.	Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2009 and 2008 were 28.0% and 45.4%, respectively. The effective rates differ from the statutory rate due to the following items:

	Three Months Ended March 31,
	2009	2008
Statutory rate	35.0%	35.0%
Dividends received deduction	2.5%	9.6%
Meals and entertainment	(0.1)%	(0.2)%
Valuation allowance	(9.5)%	0.0%
Other	0.1%	1.0%
Effective rate at March 31	28.0%	45.4%

Temporary Differences

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. At March 31, 2009 and December 31, 2008, the Company had a tax valuation allowance of $404.9 and $374.0, respectively, related to realized capital losses. The change from December 31, 2008 to March 31, 2009 in tax valuation allowance of $30.9 is included in Net (loss) income. Additionally, at March 31, 2009 and December 31, 2008, the Company had a tax valuation allowance of $24.4 and $29.8, respectively, related to unrealized capital losses, which is included in Accumulated other comprehensive income (loss). At March 31, 2009, the Company had a $5.1 tax valuation allowance against foreign tax credits, the benefit of which is uncertain.

Unrecognized Tax Benefits

The Internal Revenue Service (“IRS”) is currently examining tax years 2002 and 2004 through 2009. The Company and the IRS have agreed to participate in the Compliance Assurance Program (“CAP”) for the tax years 2008 and 2009.

9.	Related Party Transactions

On February 12, 2009, the ING Supervisory Board approved $2.0 billion in funding from ING Bank N.V. to ING’s insurance companies, including the Company. The funding will be provided via an intermediary, Columbine Funding Trust, which will purchase GICs from the insurance companies and issue GIC-backed notes to ING Bank N.V. On April 9, 2009, $600.0 of this funding was provided to an affiliate of the Company, Security Life of Denver Insurance Company (“SLD”), pursuant to the Columbine Funding Trust. The remaining $1.4 billion is yet to be distributed and may require approval by the Division.

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

Under this agreement, the Company incurred $0.1 and $0.3 interest expense for the three months ended March 31, 2009 and 2008, respectively. The Company earned interest income of $0.3 and $0.6 for the three months ended March 31, 2009 and 2008, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations. As of March 31, 2009, the Company had an outstanding receivable and payable of $659.9 and $321.0, respectively, with ING AIH under the reciprocal loan agreement. As of December 31, 2008, the Company had no amounts due to or due from ING AIH under the reciprocal loan agreement.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Financial Statements included in the Company’s 2008 Annual Report on Form 10-K.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

As of March 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $404.8, $204.5 of which was with related parties. At December 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $421.4, $207.2 of which was with related parties. During the three months ended March 31, 2009, $2.8 was funded to related parties under these commitments.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of March 31, 2009, the maximum liability of the Company under the guarantee was $32.5. Subsequently, the credit-linked note arrangement matured on May 2, 2009.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of March 31, 2009 and December 31, 2008, the Company held $22.8 and $17.6, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Regulatory Matters

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the Other Regulatory Matters section of the Commitments and Contingent Liabilities footnote to the Financial Statements included in the Company’s 2008 Annual Report on Form 10-K.

12.	Restructuring Charges

Expense and Staff Reductions

During the fourth quarter of 2008, the Company implemented an expense reduction program for the purpose of streamlining its overall operations. The restructuring charges related to this expense reduction initiative include severance and other employee benefits and lease abandonment costs, which are included in Operating Expenses on the Condensed Statements of Operations.

On January 12, 2009, ING announced expense and staff reductions across all U.S. operations, which resulted in the elimination of 114 current and open positions in the Company. Due to the staff reductions, curtailment of pension benefits occurred during the first quarter of 2009, which resulted in the recognition of a loss related to unrecognized prior service costs.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table illustrates the restructuring reserves and charges for the three months ended March 31, 2009.

Restructuring reserve at January 1		$2.5
	Restructuring charges:
	Employee severance and termination benefits	7.9	(1)
	Pension plan curtailment charges	0.4	(2)
	Total restructuring charges	8.3
	Other charges
	Intercompany charges and payments	(1.4)	(3)
	Payments applied against reserve	(2.7)	(4)
Restructuring reserve at March 31		$6.7
(1)	Amounts represent charges to the Company for all severed employees that support the Company,
	including those within affiliates.
(2)	Amounts represent intercompany expense allocations from ING AIH. The expenses were based upon severed
	employees that left the Company, including affiliates. The cash settlement occurred in April 2009.
(3)	Amounts represent payments to ING affiliates for severance incurred by another ING entity for employees
	that supported the Company. Payments were made through ING's intercompany cash settlement process.
(4)	Amounts represent payments to employees of the Company, rent expense related to non-cancellable leases,
	and curtailment of pension benefits, as well as reversals of severance reserves.

The Company estimates the completion of these integration and restructuring activities by November 15, 2009, with total estimated costs to the Company equal to $12.0.

13.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of March 31, 2009 and 2008.

	2009	2008
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(2,680.2)	$(754.5)
Equity securities, available-for-sale	0.8	(10.8)
DAC/VOBA adjustment on available-for-sale
securities	1,081.0	96.8
Sales inducements adjustment on available-for-sale
securities	123.0	4.8
Other investments	(5.8)	(5.8)
Unrealized capital (losses) gains, before tax	(1,481.2)	(669.5)
Deferred income tax asset (liability)	518.4	234.3
Deferred tax asset valuation allowance	(24.4)	(46.9)
Net unrealized capital (losses) gains	(987.2)	(482.1)
Pension liability, net of tax	(2.7)	(2.9)
Accumulated other comprehensive (loss) income	$(989.9)	$(485.0)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the three months ended March 31, 2009 and 2008.

	2009	2008
Net unrealized capital holding gains (losses) arising
during the period(1)	$204.7	$(374.7)
Less: reclassification adjustment for gains (losses) and
other items included in Net income (loss)(2)	(133.8)	(50.4)
Net change in unrealized capital gains (losses) on securities	$338.5	$(324.3)

(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $315.0 and $(576.5) for the three months ended March 31, 2009 and 2008, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $(205.8) and $(77.6) for the three months ended March 31, 2009 and 2008, respectively.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate) for each of the three months ended March 31, 2009 and 2008, and financial condition as of March 31, 2009 and December 31, 2008. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2008 Annual Report on Form 10-K.

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
(20)

Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device or a failure to implement a new accounting or actuarial system effectively could adversely affect the Company’s results of operations and financial condition or the effectiveness of internal controls over financial reporting;

(21)	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition;
(22)	The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses;
(23)	Circumstances associated with implementation of ING Groep’s recently announced global business strategy could adversely affect the Company’s results of operations and financial condition; and
(24)	A loss of key employees could increase the Company’s operational risks and could adversely affect the effectiveness of internal controls over financial reporting.

Investors are also directed to consider the risks and uncertainties discussed in Item 2. and in Item 1A. of Part II contained herein, as well as in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

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

The Company has one operating segment.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2008 Annual Report on Form 10-K.

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

The Company derives its revenue mainly from (a) fee income generated on variable assets under management (“AUM”), (b) investment income earned on fixed AUM, and (c) certain other management fees. Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners. Investment income from fixed AUM is mainly generated from annuity products with fixed investment options and GIC deposits. The Company’s expenses primarily consist of (a) interest credited and other benefits to contractowners, (b) amortization of DAC and value of business acquired (“VOBA”), (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses.

Economic Analysis

The current economic environment presents challenges for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by economic trends.

Equity market performance affects the Company, as fee revenue from variable AUM is generally affected by equity market performance. The poor equity market performance in 2008 and in the first quarter of 2009 unfavorably impacted variable AUM, and continues to increase the Company’s net amount at risk for variable annuity guaranteed benefits.

The credit and liquidity crisis continues to impact short-term, LIBOR and U.S. Treasury rates. Despite a slight reduction, the credit spreads remained wide during the first quarter of 2009. In addition, the U.S. Treasury market rates increased during this period keeping the fixed maturities portfolio in an unrealized loss position.

Results of Operations

The Company’s results of operations for the three months ended March 31, 2009, and changes therein, reflected higher interest credited and other benefits to contractowners and lower fee income as a result of lower AUM, primarily driven by poor equity market performance as well as ceded reinsurance fees in the current period. These losses, however, were partially offset by lower net realized capital losses and higher assumed premiums.

	Three Months Ended March 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
Net investment income	$380.7	$373.3	$7.4	2.0%
Fee income	199.4	322.4	(123.0)	(38.2)%
Premiums	114.0	4.7	109.3	NM
Net realized capital losses	(151.8)	(271.1)	119.3	(44.0)%
Other income	1.4	0.6	0.8	NM
Total revenue	543.7	429.9	113.8	26.5%
Benefits and expenses:
Interest credited and other
benefits to contractowners	500.2	266.0	234.2	88.0%
Operating expenses	88.3	71.9	16.4	22.8%
Net amortization of deferred
policy acquisition costs and
value of business acquired	268.6	191.6	77.0	40.2%
Interest expense	7.3	7.5	(0.2)	(2.7)%
Other expense	6.7	6.2	0.5	8.1%
Total benefits and expenses	871.1	543.2	327.9	60.4%
(Loss) income before
income taxes	(327.4)	(113.3)	(214.1)	NM
Income tax benefit	(91.8)	(51.4)	(40.4)	78.6%
Net (loss) income	$(235.6)	$(61.9)	$(173.7)	NM
Effective tax rate	28.0%	45.4%
NM - Not meaningful.

Revenues

Total revenue increased for the three months ended March 31, 2009, primarily reflecting decreases in Net realized capital losses and higher Premiums, partially offset by lower Fee income.

Net realized capital losses decreased for the three months ended March 31, 2009, primarily due to lower losses on call options for fixed indexed annuities and gains related to the new tactical hedging program and the transfer of 80% interest in the Company’s Alt-A portfolio to the Dutch State. The lower losses on call options were primarily due to lower market values in the first quarter of 2009 as compared to the first quarter of 2008, while the gains experienced on the new tactical hedging program were attributable to unfavorable equity market performance. In addition, the Company experienced realized gains on the sale of Alt-A residential mortgage-backed securities to the Dutch State during the first quarter of 2009.

These variances were partially offset by higher losses on fixed maturities as a result of other-than-temporary impairments driven by the rise in interest rate spreads.

Premiums for the three months ended March 31, 2009, increased due to assumed premiums ceded from ReliaStar Life Insurance Company (“RLI”), an affiliate, related to the bulk reinsurance agreements entered into during the fourth quarter of 2008.

The decrease in Fee income for the three months ended March 31, 2009, reflected a decrease in average variable AUM, primarily driven by poor equity market performance and fees ceded on the variable annuity living benefits reinsurance treaty.

Benefits and Expenses

Total benefits and expenses for the three months ended March 31, 2009, increased primarily due to higher Interest credited and other benefits to contractowners, Operating expenses, and Net amortization of DAC and VOBA.

Interest credited and other benefits to contractowners increased for the three months ended March 31, 2009, primarily due to lower reserve decreases on fixed indexed annuities as a result of lower investment contract guarantees, higher amortization of sales inducements, and higher reserves ceded to the Company related to the bulk reinsurance agreements with RLI, an affiliate.

The Net amortization of DAC and VOBA increased for the three months ended March 31, 2009, reflecting lower estimated future gross profits mainly as a result of higher hedging and benefit costs, which were driven by the continued decline in equity market performance. This increase was partially offset by lower amortization related to a decrease in actual gross profits during the current period.

For the three months ended March 31, 2009, Operating expenses increased due to severance costs as a result of staff reductions in the first quarter of 2009 and commissions ceded from RLI, partially offset by the effects of expense reduction initiatives.

Income Taxes

Income tax benefit increased for the three months ended March 31, 2009, due to higher losses before taxes relative to the deduction allowed for dividends received, partially offset by the tax valuation allowance related to realized capital losses.

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

Portfolio Composition

The following table presents the investment portfolio at March 31, 2009 and December 31, 2008.

	2009		2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
Fixed maturities, available-for-sale,
including securities pledged	$16,982.5	72.5%	$18,136.2	77.9%
Equity securities, available-for-sale	246.5	1.1%	253.9	1.1%
Short-term investments	336.5	1.4%	111.7	0.5%
Mortgage loans on real estate	3,839.7	16.4%	3,923.3	16.9%
Policy loans	146.9	0.6%	144.4	0.6%
Loan - Dutch State obligation	1,179.6	5.0%	-	0.0%
Limited partnerships/corporations	317.5	1.4%	332.9	1.4%
Derivatives	358.9	1.5%	340.3	1.5%
Other investments	24.5	0.1%	24.4	0.1%
Total investments	$23,432.6	100.0%	$23,267.1	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of March 31, 2009.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses	Value
Fixed maturities:
	U.S. Treasuries	$1,447.7	$27.1	$1.7	$1,473.1
	U.S. government agencies
	and authorities	159.0	11.0	1.1	168.9
	State, municipalities, and
	political subdivisions	48.2	1.6	8.8	41.0

	U.S. corporate securities:
	Public utilities	1,426.9	6.7	96.8	1,336.8
	Other corporate securities	5,408.0	41.6	637.3	4,812.3
	Total U.S. corporate securities	6,834.9	48.3	734.1	6,149.1

	Foreign securities(1):
	Government	431.0	5.7	49.7	387.0
	Other	3,003.0	23.2	361.6	2,664.6
	Total foreign securities	3,434.0	28.9	411.3	3,051.6

	Residential mortgage-backed securities	2,886.8	210.9	317.3	2,780.4
	Commercial mortgage-backed securities	3,504.9	11.1	1,108.5	2,407.5
	Other asset-backed securities	1,347.2	22.6	458.9	910.9

	Total fixed maturities, including
	securities pledged	19,662.7	361.5	3,041.7	16,982.5
	Less: securities pledged	1,364.9	45.6	30.2	1,380.3
Total fixed maturities		$18,297.8	$315.9	$3,011.5	$15,602.2
(1)	Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2008.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses	Value
Fixed maturities:
	U.S. Treasuries	$1,109.3	$74.2	$0.3	$1,183.2
	U.S. government agencies and authorities	267.3	20.8	0.8	287.3
	State, municipalities, and political subdivisions	48.2	0.3	9.1	39.4

	U.S. corporate securities:
	Public utilities	1,452.2	5.6	133.1	1,324.7
	Other corporate securities	5,570.9	68.5	634.1	5,005.3
	Total U.S. corporate securities	7,023.1	74.1	767.2	6,330.0

	Foreign securities(1):
	Government	426.7	3.3	65.4	364.6
	Other	3,145.5	11.4	411.0	2,745.9
	Total foreign securities	3,572.2	14.7	476.4	3,110.5

	Residential mortgage-backed securities	4,264.0	122.4	803.0	3,583.4
	Commercial mortgage-backed securities	3,585.9	-	1,028.0	2,557.9
	Other asset-backed securities	1,500.2	9.2	464.9	1,044.5

	Total fixed maturities, including securities pledged	21,370.2	315.7	3,549.7	18,136.2
	Less: securities pledged	976.7	46.4	29.9	993.2
Total fixed maturities		$20,393.5	$269.3	$3,519.8	$17,143.0
(1)	Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at March 31, 2009 and December 31, 2008, respectively. Ratings are calculated using a rating hierarchy that considers Standard and Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows at March 31, 2009 and December 31, 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$7,140.9	42.0%	$8,382.1	42.6%
AA	680.0	4.0%	935.6	4.8%
A	3,303.4	19.5%	3,623.6	18.4%
BBB	5,003.8	29.5%	5,696.4	29.0%
BB	583.8	3.4%	720.9	3.7%
B and below	270.6	1.6%	304.1	1.5%
Total	$16,982.5	100.0%	$19,662.7	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$8,010.5	44.2%	$9,586.7	44.9%
AA	917.9	5.1%	1,115.2	5.2%
A	3,452.1	19.0%	3,774.0	17.7%
BBB	4,966.6	27.4%	5,810.7	27.2%
BB	532.2	2.9%	678.1	3.1%
B and below	256.9	1.4%	405.5	1.9%
Total	$18,136.2	100.0%	$21,370.2	100.0%

95.0% and 95.7% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at March 31, 2009 and December 31, 2008, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, including securities pledged to creditors, by market sector were as follows at March 31, 2009 and December 31, 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,473.1	8.6%	$1,447.7	7.4%
U.S. government agencies and authorities	168.9	1.0%	159.0	0.8%
U.S. corporate, state, and municipalities	6,190.1	36.4%	6,883.1	35.0%
Foreign	3,051.6	18.0%	3,434.0	17.5%
Residential mortgage-backed	2,780.4	16.4%	2,886.8	14.7%
Commercial mortgage-backed	2,407.5	14.2%	3,504.9	17.8%
Other asset-backed	910.9	5.4%	1,347.2	6.8%
Total	$16,982.5	100.0%	$19,662.7	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,183.2	6.5%	$1,109.3	5.2%
U.S. government agencies and authorities	287.3	1.6%	267.3	1.2%
U.S. corporate, state, and municipalities	6,369.4	35.1%	7,071.3	33.1%
Foreign	3,110.5	17.1%	3,572.2	16.7%
Residential mortgage-backed	3,583.4	19.8%	4,264.0	20.0%
Commercial mortgage-backed	2,557.9	14.1%	3,585.9	16.8%
Other asset-backed	1,044.5	5.8%	1,500.2	7.0%
Total	$18,136.2	100.0%	$21,370.2	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of March 31, 2009, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$630.4	$607.4
After one year through five years	5,217.8	4,884.4
After five years through ten years	3,214.1	2,937.7
After ten years	2,861.5	2,454.2
Mortgage-backed securities	6,391.7	5,187.9
Other asset-backed securities	1,347.2	910.9
Less: securities pledged	1,364.9	1,380.3
Fixed maturities, excluding securities pledged	$18,297.8	$15,602.2

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

Trading activity for the Company’s RMBS, particularly subprime and Alt-A RMBS, declined during 2008 as a result of the dislocation of the credit markets. During 2008, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive. The Company did not change its valuation procedures as a result of determining that the market was inactive.

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of March 31, 2009 and December 31, 2008.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above. As of March 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $436.6 and $330.3, respectively, representing 2.6% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $520.2 and $312.3, respectively, representing 2.9% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of March 31, 2009 and December 31, 2008:

2009				2008
% of Total				% of Total
Subprime				Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	54.7%	2007	37.0%	AAA	57.8%	2007	35.9%
AA	30.1%	2006	9.5%	AA	27.0%	2006	9.6%
A	7.5%	2005 and prior	53.5%	A	7.5%	2005 and prior	54.5%
BBB	3.3%		100.0%	BBB	2.5%		100.0%
BB and below	4.4%			BB and below	5.2%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of March 31, 2009, the fair value and gross unrealized losses aggregated to $214.0 and $38.3, respectively, representing 1.3% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses aggregated to $846.0 and $513.8, respectively, representing 4.7% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of March 31, 2009 and December 31, 2008:

2009				2008
% of Total				% of Total
Alt-A				Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	54.9%	2007	32.1%	AAA	80.7%	2007	29.8%
AA	0.4%	2006	30.1%	AA	2.1%	2006	20.6%
A	8.8%	2005 and prior	37.8%	A	3.4%	2005 and prior	49.6%
BBB	4.0%		100.0%	BBB	2.6%		100.0%
BB and below	31.9%			BB and below	11.2%
	100.0%				100.0%

The change in exposure to Alt-A mortgages was due to the transfer of Alt-A RMBS participation interest to the Dutch State during the first quarter of 2009. On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-up Facility (the “Back-up Facility”) covering 80% of ING’s Alt-A residential mortgage-backed securities (“Alt-A RMBS”). Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions it receives with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Back-Up Facility is accounted for as a loan receivable for U.S. GAAP and is reported in Loan - Dutch State obligation on the Condensed Balance Sheets.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $18.9 was sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”). Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $7.9 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital losses on the Condensed Statements of Operations.

Upon the closing of the transaction on March 31, 2009, the Company reduced the unrealized loss balance in Accumulated other comprehensive loss included in Shareholder’s equity by $411.3 and recognized a gain of $117.6, which was reported in Net realized capital losses on the Condensed Statements of Operations.

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

As of March 31, 2009 and December 31, 2008, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $2.4 billion and $2.5 billion, respectively, and other ABS, excluding subprime exposure, totaled $466.6 and $526.3, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of March 31, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 48.6%, 26.9%, and 9.6%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2008, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 45.0%, 29.3%, and 10.2%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of March 31, 2009 and December 31, 2008:

2009				2008
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	96.7%	2008	0.3%	AAA	98.0%	2008	0.3%
AA	1.4%	2007	28.6%	AA	0.9%	2007	29.1%
A	1.1%	2006	26.6%	A	0.5%	2006	27.7%
BBB	0.7%	2005 and prior	44.5%	BBB	0.5%	2005 and prior	42.9%
BB and below	0.1%		100.0%	BB and below	0.1%		100.0%
	100.0%				100.0%

The following tables summarize the Company’s exposure to Other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of March 31, 2009 and December 31, 2008:

2009				2008
% of Total Other ABS		Vintage		% of Total Other ABS		Vintage
AAA	56.1%	2008	1.8%	AAA	56.6%	2008	1.5%
AA	16.5%	2007	21.0%	AA	18.0%	2007	20.6%
A	9.4%	2006	18.1%	A	7.3%	2006	18.7%
BBB	15.2%	2005 and prior	59.1%	BBB	15.2%	2005 and prior	59.2%
BB and below	2.8%		100.0%	BB and below	2.9%		100.0%
	100.0%				100.0%

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $3,839.7 and $3,923.3 at March 31, 2009 and December 31, 2008, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. At March 31, 2009 and December 31, 2008, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 24.9% and 25.1% of properties in California at March 31, 2009 and December 31, 2008, respectively.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at March 31, 2009 and December 31, 2008.

	2009				2008
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$916.6	30.1%	$20.8	0.7%	$645.7	18.2%	$115.6	3.3%
More than six months
and less than twelve
months below
amortized cost	340.3	11.2%	85.8	2.8%	828.3	23.3%	85.7	2.4%
More than twelve months
below amortized cost	1,578.2	51.9%	100.0	3.3%	1,776.4	50.0%	98.0	2.8%
Total unrealized capital loss	$2,835.1	93.2%	$206.6	6.8%	$3,250.4	91.5%	$299.3	8.5%

Unrealized capital losses in fixed maturities at March 31, 2009 and December 31, 2008, were primarily related to the effects of interest rate movement or changes in credit spreads on mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at March 31, 2009 and December 31, 2008.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2009	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$121.0	$295.0	$741.0	$1,157.0
Mortgage and other asset-backed
securities	816.4	131.1	937.2	1,884.7
Total unrealized capital loss	$937.4	$426.1	$1,678.2	$3,041.7
Fair value	$3,092.8	$3,008.9	$5,735.8	$11,837.5

2008
Interest rate or spread widening	$198.7	$538.4	$516.7	$1,253.8
Mortgage and other asset-backed
securities	562.6	375.6	1,357.7	2,295.9
Total unrealized capital loss	$761.3	$914.0	$1,874.4	$3,549.7
Fair value	$4,350.9	$4,522.0	$4,551.9	$13,424.8

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at March 31, 2009 and December 31, 2008.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2009	Cost	Amortized Cost	Cost	Losses
U.S. Treasuries	$1.7	$-	$-	$1.7
U.S. government agencies and authorities	0.3	0.6	0.2	1.1
U.S. corporate, state, and municipalities	101.2	192.7	449.0	742.9
Foreign	17.8	101.7	291.8	411.3
Residential mortgage-backed	119.8	18.4	179.1	317.3
Commercial mortgage-backed	543.1	81.4	484.0	1,108.5
Other asset-backed	153.5	31.3	274.1	458.9
Total unrealized capital losses	$937.4	$426.1	$1,678.2	$3,041.7

2008
U.S. Treasuries	$0.3	$-	$-	$0.3
U.S. government agencies and authorities	0.3	0.5	-	0.8
U.S. corporate, state, and municipalities	139.3	337.2	299.8	776.3
Foreign	58.8	200.7	216.9	476.4
Residential mortgage-backed	307.3	75.5	420.2	803.0
Commercial mortgage-backed	113.6	262.2	652.2	1,028.0
Other asset-backed	141.7	37.9	285.3	464.9
Total unrealized capital losses	$761.3	$914.0	$1,874.4	$3,549.7

Of the unrealized losses aged more than twelve months, the average market value of the related fixed maturities was 81.5% of the average book value as of March 31, 2009. In addition, this category includes 1,808 securities, which have an average quality rating of A+. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of March 31, 2009.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for March 31, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
Less than six months below
amortized cost	$2,123.3	$1,906.9	$91.9	$845.5	702	328
More than six months and
less than twelve months
below amortized cost	2,521.2	913.8	162.0	264.1	1,412	639
More than twelve months
below amortized cost	3,284.2	4,129.8	248.3	1,429.9	3,668	1,051
Total	$7,928.7	$6,950.5	$502.2	$2,539.5	5,782	2,018

2008
Less than six months below
amortized cost	$3,491.8	$1,620.4	$189.8	$571.5	1,289	580
More than six months and
less than twelve months
below amortized cost	3,210.2	2,225.8	260.5	653.5	963	899
More than twelve months
below amortized cost	1,857.6	4,568.7	162.2	1,712.2	425	1,074
Total	$8,559.6	$8,414.9	$612.5	$2,937.2	2,677	2,553

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value decline below amortized cost by greater than or less than 20% were as follows for March 31, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$419.1	$-	$1.7	$-	110	-
U.S. government agencies
and authorities	9.8	1.7	0.7	0.4	46	6
U.S. corporate, state and
municipalities	3,957.6	1,562.4	255.5	487.4	2,643	689
Foreign	1,690.3	990.1	109.8	301.5	1,481	738
Residential mortgage-backed	877.1	648.8	48.5	268.8	1,115	143
Commercial mortgage-backed	664.0	2,796.7	55.6	1,052.9	193	219
Other asset-backed	310.8	950.8	30.4	428.5	194	223
Total	$7,928.7	$6,950.5	$502.2	$2,539.5	5,782	2,018

2008
U.S. Treasuries	$254.3	$-	$0.3	$-	16	-
U.S. government agencies
and authorities	11.5	-	0.8	-	25	-
U.S. corporate, state and
municipalities	3,955.9	1,689.6	288.1	488.2	1,336	1,073
Foreign	2,000.1	1,135.3	134.0	342.4	875	827
Residential mortgage-backed	1,193.3	1,686.5	76.0	727.0	201	189
Commercial mortgage-backed	718.4	2,848.3	77.7	950.3	121	216
Other asset-backed	426.1	1,055.2	35.6	429.3	103	248
Total	$8,559.6	$8,414.9	$612.5	$2,937.2	2,677	2,553

For the three months ended March 31, 2009, unrealized capital losses on fixed maturities decreased by $508.0 primarily due to the derecognition of 80% of the Alt-A RMBS securities owned by the Company as a result of the Alt-A transaction with the Dutch State.

At March 31, 2009 and December 31, 2008, the Company held 1 and 53 fixed maturities, respectively, with unrealized capital losses in excess of $10 million. At March 31, 2009, the unrealized capital losses on these fixed maturities equaled $16.1, or 0.5% of the total unrealized capital losses. The unrealized capital losses on these fixed maturities equaled $890.8, or 25.1% of the total unrealized capital losses, as of December 31, 2008. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of March 31, 2009.

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

The following table identifies the Company’s other-than-temporary impairments by type for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$34.2	3	$-	-
U.S. corporate	41.3	38	26.9	50
Foreign(1)	18.0	24	39.8	24
Residential mortgage-backed	91.9	56	15.4	7
Other asset-backed	112.7	27	27.6	23
Limited partnerships	-	-	0.5	1
Equity securities	2.2	4	-	-
Total	$300.3	152	$110.2	105
(1) Primarily U.S. dollar denominated.

The above schedule includes $80.2 and $50.8 for the three months ended March 31, 2009 and 2008, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value.

The following table summarizes these write-downs by type for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$34.2	3	$-	-
U.S. corporate	35.7	24	19.5	39
Foreign(1)	18.0	24	39.8	24
Residential mortgage-backed	23.1	8	0.1	2
Other asset-backed	109.1	11	-	-
Total	$220.1	70	$59.4	65
(1) Primarily U.S. dollar denominated.

The remaining fair value of fixed maturities with other-than-temporary impairments as of March 31, 2009 and 2008 was $2,686.6 and 2,473.3, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Fixed maturities, available-for-sale	$(232.4)	$(47.9)
Equity securities, available-for-sale	(2.0)	0.4
Derivatives	84.9	(223.0)
Other	(2.3)	(0.6)
Net realized capital losses	$(151.8)	$(271.1)
After-tax net realized capital losses	$(98.7)	$(176.2)

Net realized capital losses decreased for the three months ended March 31, 2009, primarily due to lower losses on call options for fixed indexed annuities and gains related to the new tactical hedging program and the transfer of 80% interest in the Company’s Alt-A portfolio to the Dutch State. The lower losses on call options were primarily due to lower market values in the first quarter of 2009 as compared to the first quarter of 2008, while the gains experienced on the new tactical hedging program were attributable to unfavorable equity market performance. In addition, the Company experienced realized gains on the sale of Alt-A residential mortgage-backed securities to the Dutch State during the first quarter of 2009.

These variances were partially offset by higher losses on fixed maturities as a result of other-than-temporary impairments driven by the rise in interest rate spreads.

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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of March 31, 2009, the Company had net derivative liabilities with a fair value of $424.5.

2009 Initiatives

In the first quarter of 2009, the Company took certain actions to reduce its exposure to interest rate and market risks. These actions included revisions to variable annuity guaranteed benefits for new business, reducing the minimum guarantee contract rate on new and existing fixed indexed annuities business, changes to certain products, reassessment of the investment strategy with a focus on Treasury and investment grade assets, hedging certain funds which previously were not hedged, and expanding a tactical hedging program that was started during the fourth quarter of 2008 to hedge equity market risk on the variable annuity business. During 2009, the Company will be monitoring these initiatives and their impacts on earnings, capital, and liquidity, and will determine whether further actions are necessary.

Extreme capital market conditions commencing in the fourth quarter of 2008 and continuing into the first quarter of 2009 presented extraordinary challenges to existing actuarial reserve valuation methodologies and controls. The Company recently commenced a review and strengthening of its systems, processes and internal controls, including those with respect to actuarial calculations on variable annuity products under statutory and other bases of accounting.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the prior December 31. As of March 31, 2009, the Company had an outstanding receivable and payable of $659.9 and $321.0, respectively, with ING AIH under the reciprocal loan agreement. As of December 31, 2008, the Company had no amounts outstanding under the reciprocal loan agreement.

▪	A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of March 31, 2009 and December 31, 2008, the Company had no amounts outstanding under the revolving note facility.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. As of March 31, 2009 and December 31, 2008, the Company had $2,135.0 and $2,995.2, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. As of March 31, 2009 and December 31, 2008, assets with a carrying value of approximately $2,464.6 and $3,341.1, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

In conjunction with the agreement with the Dutch State on the Back-Up Facility as discussed further below under “Transfer of Alt-A RMBS Participation Interest”, $386.0 of the Alt-A portfolio included in the participation agreement was pledged to the FHLB as of December 31, 2008. By February 17, 2009, the Company recalled these Alt-A securities in order to implement the transaction with the Dutch State and reduced the funding agreements pro rata.

Funding Agreement

On February 12, 2009, the ING Supervisory Board approved $2.0 billion in funding from ING Bank N.V. to ING’s insurance companies, including the Company. The funding will be provided via an intermediary, Columbine Funding Trust, which will purchase GICs from the insurance companies and issue GIC-backed notes to ING Bank N.V. On April 9, 2009, $600.0 of this funding was provided to an affiliate of the Company, Security Life of Denver Insurance Company (“SLD”), pursuant to the Columbine Funding Trust arrangement. The remaining $1.4 billion is yet to be distributed and may require approval by the State of Iowa Insurance Division (the “Division”).

Capital Contributions and Distributions

During the three months ended March 31, 2009 and 2008, the Company received $835.0 and $1.1 billion, respectively, in capital contributions from its Parent.

During the three months ended March 31, 2009 and 2008, the Company did not pay any dividends or return of capital distributions to its Parent.

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-up Facility (the “Back-up Facility”) covering 80% of ING’s Alt-A residential mortgage-backed securities (“Alt-A RMBS”). Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions it receives with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Back-Up Facility is accounted for as a loan receivable for U.S. GAAP and is reported in Loan - Dutch State obligation on the Condensed Balance Sheets.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $18.9 was sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”). Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $7.9 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital losses on the Condensed Statements of Operations.

Upon the closing of the transaction on March 31, 2009, the Company reduced the unrealized loss balance in Accumulated other comprehensive loss included in Shareholder’s equity by $411.3 and recognized a gain of $117.6, which was reported in Net realized capital losses on the Condensed Statements of Operations.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of March 31, 2009, the maximum liability of the Company under the guarantee was $32.5. Subsequently, the credit-linked note arrangement matured on May 2, 2009 and, in light of the Company’s current derisking initiatives, is not expected to be renewed or replaced with a similar guarantee.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of March 31, 2009 and December 31, 2008, the Company held $22.8 and $17.6, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets.

Reinsurance Agreements

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, SLD, effective August 20, 1999. Under the terms of this agreement, the Company facultatively cedes to SLD, from time to time, certain GICs on a 100% coinsurance basis. The value of GIC reserves ceded by the Company under this agreement was $2.2 billion and $2.5 billion at March 31, 2009 and December 31, 2008, respectively. The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that SLD is also a major GIC issuer. Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

The Company entered into an automatic reinsurance agreement with Security Life of Denver International Limited (“SLDI”), an affiliate, dated June 30, 2008, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts, which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. The value of reserves ceded by the Company under this agreement was $963.0 and $732.3 at March 31, 2009 and December 31, 2008, respectively. In addition, a deferred loss on the transaction in the amount of $372.6 is presented in Other Assets on the Condensed Balance Sheets and is amortized over the period of benefit.

Ratings

On March 31, 2009, S&P downgraded the financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company, to AA- from AA and reaffirmed a negative outlook for the Company. In April 2009, S&P announced that it had placed ING U.S., including the Company, on credit watch-negative until completion of its evaluation of the effects of ING’s strategic changes on each of its subsidiaries.

On January 28, 2009, Moody’s downgraded the insurance financial ratings of ING U.S., including the Company, to A1 from Aa3 and removed its outlook from Negative to Stable. Moody’s also, on that date, affirmed the short-term financial strength rating of Prime-1 (P-1) for the Company.

On April 24, 2009, A.M. Best Company, Inc. (“A.M. Best”) downgraded the financial strength rating to A (Excellent) from A+ (Superior) and issuer credit ratings to a+ from aa- for ING U.S., including the Company. The outlook for ING USA has been revised to negative.

On January 28, 2009, Fitch Ratings Ltd. (“Fitch”) downgraded its ratings for ING U.S. from AA to AA- and kept its outlook at Negative.

The downgrades by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment. In response to weakening global markets, the rating agencies have been continuously reevaluating their ratings of banks and insurance companies around the world. Over the past several months, the rating agencies have adjusted their outlook of the financial services industry overall downward, while reviewing the individual ratings they give to specific entities.

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

As of March 31, 2009 and December 31, 2008, the guaranteed value of these death benefits in excess of account values was estimated to be $19.0 billion and $16.6 billion, respectively, before reinsurance. The increase was primarily driven by the decrease in the account values of contractowners due to unfavorable equity market performance in the first three months of 2009.

As of March 31, 2009, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $17.4 billion, of which $12.9 billion was projected to be covered by the Company’s equity hedging program. At December 31, 2008, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $15.0 billion, of which $10.7 billion was projected to be covered by the Company’s equity hedging program. As of March 31, 2009 and December 31, 2008, the Company recorded a liability of $659.9 and $565.4, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability increased mainly due to the accumulation of fees used to fund the reserve in the first three months of 2009, and higher future projected benefits in excess of account values.

Guaranteed Living Benefits:

▪	Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary.
▪

Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees an annual withdrawal amount for life that is calculated as a percentage of the notional amount that equals premium at the time of contract issue and may increase over time based on a number of factors, including a rollup percentage (7%, 6%, 5%, or 0% depending on versions of the benefit) and ratchet frequency (primarily annual or quarterly depending on versions). The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit. A joint life-time withdrawal benefit option is available to include coverage for spouses. Most versions of the withdrawal benefit have reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

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

For the reinsured living benefits, as of March 31, 2009 and December 31, 2008, the guaranteed value of these benefits in excess of account values was estimated to be $13.8 billion and $12.0 billion, respectively, before reinsurance. The increase was primarily driven by the decrease in the account values of contractowners due to unfavorable equity market performance in the first quarter of 2009. After reinsurance, the guaranteed values in excess of account value was $0 for March 31, 2009 and December 31, 2008. The Company recorded a liability, net of reinsurance, representing the estimated net present value of its future obligations for these benefits of $0 as of March 31, 2009 and December 31, 2008.

Prior to June 30, 2008, the Company utilized an equity hedging program to mitigate risks associated with all living benefits. The non-reinsured living benefits are still covered by the Company’s equity hedging program.

For the non-reinsured living benefits, as of March 31, 2009 and December 31, 2008, the guaranteed value of these benefits in excess of account values was $400.0 and $310.0, respectively. The Company recorded a liability representing the estimated net present value of its future obligations for these benefits of $158.2 and $153.0 as of March 31, 2009 and December 31, 2008, respectively.

Equity Hedging Program: In order to hedge equity risk associated with non-reinsured GMDBs and guaranteed living benefits, the Company enters into futures positions or put options on various public market equity indices chosen to closely replicate contractowner variable fund returns. The Company uses market consistent valuation techniques to establish its derivative position and to rebalance the derivative positions in response to market fluctuations. One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. In the fourth quarter of 2008, the Company began a new tactical hedging program designed to mitigate the impact of equity market movements on the variable annuity business. The Company also administers a hedging program that mitigates both equity risk and equity volatility risk associated with its Principal Guard GMWB product issued in 2005 and beyond.

This hedge strategy primarily involves entering into put options. The derivatives under the equity hedging programs do not qualify for hedge accounting under accounting principles generally accepted in the United States (“US GAAP”).

Other risks posed by market conditions, such as interest rate risk and the majority of the Company’s equity volatility risk, and risks posed by contractowner experience, such as surrender and mortality experience deviations, are not explicitly mitigated by this program. Certain funds, where there is no liquid replicating market index or where hedging is not deemed appropriate, are excluded from the program. In addition, certain enhanced death benefits are only hedged to the level of premiums paid.

For those risks addressed by the equity hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contractowner variable fund growth. Any differences between actual results and the market indices result in income volatility.

Statutory Capital and Risk-Based Capital

The Company's primary regulator, the Division, recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division. Statutory capital and surplus of the Company was $1,872.7 and $2,552.6 as of December 31, 2008 and 2007, respectively. As permitted by statutory accounting practices, statutory surplus as of December 31, 2008 includes the impact of an $835.0 capital contribution received by the Company from its immediate parent company, Lion, on February 24, 2009. In addition, as approved by the Division, statutory surplus as of December 31, 2008 reflects the acceptance as of December 31, 2008 of an $883.0 receivable from ING AIH payable to SLDI into the reinsurance trust established by SLDI for the benefit of the Company. SLDI is the reinsurer of certain reserves associated with variable annuity contracts underwritten by the Company. The reinsurance trust receivable was funded by a portion of a cash capital contribution of $1,217.0 made by ING AIH to SLDI on April 22, 2009. ING AIH is the indirect parent company of the Company and the immediate parent company of SLDI, and SLDI is an affiliate of the Company.

Recently Adopted Accounting Standards

(See the Recently Adopted Accounting Standards and New Accounting Pronouncements footnotes to the condensed financial statements.)

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. The SEC has a regulatory initiative underway to improve fee disclosure in financial products and has also adopted

Regulation 151A, with an effective date of January 12, 2011. The new rule will have the effect of requiring the registration of fixed annuity products. The IRS and the Treasury have published final regulations, which became effective January 1, 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. As a result of these final regulations, the Company is no longer offering new 403(b) contracts; however, 403(b) products will continue to be offered by the Company’s affiliates, including ING Life Insurance and Annuity Company.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2008 Annual Report on Form 10-K filed on March 31, 2009 (SEC File No. 001-32625).

Item 1A.	Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the 2008 Annual Report.

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

While the Company has various sources of liquidity available, sustained adverse market conditions could impact the cost and availability of these borrowing sources, including the utilization of letters of credit through offshore reinsurance agreements and the availability and cost of securities lending or reverse repurchase agreement funding. The Company and its affiliates may not be able to raise sufficient cash as and when required if the financial markets remain in turmoil, and any cash raised may be on unfavorable terms. The Company’s access to bank issued letters of credit could be reduced or on unfavorable terms. Any sales of securities or other assets may be completed on unfavorable terms or cause the Company to incur losses. Once disposed, the Company would lose the potential for market upside on those assets in a market recovery. Without sufficient liquidity, the Company could be forced to curtail certain operations, and the business could suffer.

Circumstances associated with implementation of ING Groep’s recently announced global business strategy could adversely affect the Company’s results of operations and financial condition.

On April 9, 2009, the Company's ultimate parent, ING Groep N.V. ("ING") announced a global business strategy which identified core and non-core businesses and geographies, stated ING's intention to divest non-core businesses, withdraw from non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. Various uncertainties and risks are associated with the implementation of various aspects of this strategy, any of which could have an adverse impact on the Company’s business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; and unforeseen difficulties in transitioning or divesting non-core businesses and geographies.

A loss of key employees could increase the Company’s operational risks and could adversely affect the effectiveness of internal controls over financial reporting.

The Company relies upon the knowledge and experience of employees involved in functions that require technical expertise in order to provide for the accurate and timely preparation of required regulatory filings and GAAP and statutory financial statements and operation of internal controls. A loss of such employees could adversely impact the Company’s ability to execute key operational functions and could adversely affect the Company’s internal controls over financial reporting.

Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device or a failure to implement a new accounting or actuarial system effectively could adversely affect the Company’s results of operations and financial condition or the effectiveness of internal controls over financial reporting.

The Company is highly dependent on automated systems to record and process Company and contract owner transactions, as well as to calculate reserving requirements, investment asset valuations, and certain other components of the Company’s U.S. GAAP and statutory financial statements. The Company could experience a failure of one of these systems, or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system. The Company could also experience a compromise of its security due to technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its contract owners. In addition, for year end 2008, the Company implemented a new software system to support statutory reserving requirements among other applications. If the Company does not effectively implement usage of this system for actuarial reserve calculations, or if the system does not operate as intended, it could adversely affect the effectiveness of the Company’s internal controls over financial reporting. Operating system failures, ineffective system implementation or disruptions or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations, and adversely affect the Company’s internal control over financial reporting, business, results of operations, or financial condition.

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

The Company’s profitability depends on the following:

▪	Adequacy of investment margins;
▪	Management of market and credit risks associated with investments;
▪	Ability to maintain premiums and contract charges at a level adequate to cover mortality and morbidity benefits and contract administration expenses;
▪	Availability and cost of hedging;
▪	Adequacy of contract charges and availability of revenue from providers of investments options offered in variable contracts to cover the cost of product features and other expenses;
▪	Availability and pricing of letters of credit associated with offshore reinsurance agreements;
▪	Persistency of policies to ensure recovery of acquisition expenses; and
▪	Management of operating costs and expenses within anticipated pricing allowances.

Item 6.	Exhibits

See Exhibit Index on pages 72-73 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2009 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By: /s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING USA ANNUITY AND LIFE INSURANCE COMPANY (the “Company”)
Exhibit Index

Exhibit Number	Description of Exhibit

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

10.1+	ING USA Participation Agreement, dated as of March 31, 2009, by and among ING USA Annuity and Life Insurance Company, ING Groep N.V. and ING Support Holding B.V.

10.2+

Deed of Assignment of Receivables dated March 31, 2009, among ING USA Annuity and Life Insurance Company, ING Support Holding B.V., Staat der Nederlanden and Stichting Derdengelden ING Support Holding.

12.+	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1+	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Thomas J. McInerney pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Thomas J. McInerney pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.