Form 10-Q
period 2009-06-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2009-08-14
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
Commission File Number: 333-133154, 333-133076, 333-133153, 333-133155
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No     ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes     ☐       No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of August 7, 2009, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Net investment income	$323.8	$390.7	$704.5	$764.0
Fee income	227.5	343.4	426.9	665.8
Premiums	142.3	4.6	256.3	9.3
Net realized capital losses:
Total other-than-temporary impairment
losses	(205.7)	(81.0)	(506.0)	(191.1)
Less: Portion of other-than-temporary
impairment losses recognized in
Other comprehensive income (loss)	84.9	-	84.9	-
Net other-than-temporary impairments
recognized in earnings	(120.8)	(81.0)	(421.1)	(191.1)
Other net realized capital losses	(781.9)	(17.1)	(633.4)	(178.1)
Total net realized capital losses	(902.7)	(98.1)	(1,054.5)	(369.2)
Other income	(0.1)	(0.4)	1.3	0.2
Total revenue	(209.2)	640.2	334.5	1,070.1
Benefits and expenses:
Interest credited and other benefits
to contractowners	114.5	281.8	614.7	547.8
Operating expenses	89.0	77.7	177.3	149.6
Net amortization of deferred policy
acquisition costs and value of
business acquired	(438.2)	130.1	(169.6)	321.7
Interest expense	9.1	7.6	16.4	15.1
Other expense	17.6	5.4	24.3	11.6
Total benefits and expenses	(208.0)	502.6	663.1	1,045.8
Income (loss) before income taxes	(1.2)	137.6	(328.6)	24.3
Income tax expense (benefit)	0.9	34.7	(90.9)	(16.7)
Net income (loss)	$(2.1)	$102.9	$(237.7)	$41.0

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets
(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $16,918.1 at 2009 and $20,229.0 at 2008)	$15,040.0	$16,967.5
Equity securities, available-for-sale, at fair value
(cost of $214.8 at 2009 and $257.6 at 2008)	220.2	253.9
Short-term investments	1,605.0	111.7
Mortgage loans on real estate	3,740.3	3,923.3
Policy loans	143.3	144.4
Loan - Dutch State obligation	1,123.7	-
Limited partnerships/corporations	312.4	332.9
Derivatives	301.6	340.3
Other investments	24.0	24.4
Securities pledged (amortized cost of $861.2 at 2009
and $1,141.2 at 2008)	856.8	1,168.7
Total investments	23,367.3	23,267.1
Cash and cash equivalents	60.7	610.8
Short-term investments under securities loan agreement,
including collateral delivered	27.6	130.4
Accrued investment income	185.3	214.5
Receivable for securities sold	21.3	9.1
Premium receivable	85.7	303.1
Deposits and reinsurance recoverable from affiliate	5,025.7	5,349.3
Deferred policy acquisition costs	3,960.2	4,205.5
Value of business acquired	140.1	195.1
Sales inducements to contractowners	682.5	624.3
Short-term loan to affiliate	753.6	-
Due from affiliates	21.9	14.5
Current income tax recoverable	-	321.1
Other assets	389.0	481.9
Assets held in separate accounts	37,289.8	34,090.8
Total assets	$72,010.7	$69,817.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets
(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$30,323.4	$32,570.7
Payable for securities purchased	5.9	4.1
Payables under securities loan agreement,
including collateral held	39.0	148.0
Borrowed money	307.5	483.1
Notes to affiliates	435.0	435.0
Due to affiliates	72.7	151.7
Current income taxes	169.1	-
Deferred income taxes	294.4	35.8
Other liabilities	1,043.3	1,130.8
Liabilities related to separate accounts	37,289.8	34,090.8
Total liabilities	69,980.1	69,050.0

Shareholder's equity:
Common stock (250,000 shares authorized, issued,
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,171.7	4,335.4
Accumulated other comprehensive income (loss)	(981.2)	(1,333.7)
Retained earnings (deficit)	(2,162.4)	(2,236.7)
Total shareholder's equity	2,030.6	767.5
Total liabilities and shareholder's equity	$72,010.7	$69,817.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity
(Unaudited)
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2007	$2.5	$4,132.7	$(160.7)	$(855.5)	$3,119.0
Comprehensive income (loss):
Net income	-	-	-	41.0	41.0
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains
(losses) on securities ($(649.7) pretax),
including change in tax valuation allowance
of $6.8	-	-	(415.5)	-	(415.5)
Pension liability ($0.2 pretax)	-	-	0.1	-	0.1
Total comprehensive loss					(374.4)
Contribution of capital	-	1,100.0	-	-	1,100.0
Employee share-based payments	-	1.3	-	-	1.3
Balance at June 30, 2008	$2.5	$5,234.0	$(576.1)	$(814.5)	$3,845.9

Balance at December 31, 2008	$2.5	$4,335.4	$(1,333.7)	$(2,236.7)	$767.5
Activity during the three months ended
March 31, 2009	-	835.6	343.8	(235.6)	943.8
Balance at March 31, 2009	2.5	5,171.0	(989.9)	(2,472.3)	1,711.3
Cumulative effect of change in accounting
principle, net of DAC and tax	-	-	(312.0)	312.0	-
Balance at April 1, 2009	2.5	5,171.0	(1,301.9)	(2,160.3)	1,711.3
Comprehensive income:
Net loss	-	-	-	(2.1)	(2.1)
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains (losses)
on securities ($602.7 pretax), including
change in tax valuation allowance of $13.8	-	-	405.5	-	405.5
Portion of other-than-temporary impairment
losses recognized in other comprehensive
income (loss) ($(84.9) pretax), including
change in tax valuation allowance of $(29.7)	-	-	(84.9)	-	(84.9)
Pension liability ($0.2 pretax)	-	-	0.1	-	0.1
Total comprehensive income					318.6
Employee share-based payments	-	0.7	-	-	0.7
Balance at June 30, 2009	$2.5	$5,171.7	$(981.2)	$(2,162.4)	$2,030.6

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$1,090.1	$975.1

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	2,769.7	2,608.6
Equity securities, available-for-sale	54.1	52.7
Mortgage loans on real estate	200.7	199.0
Limited partnerships/corporations	11.0	5.6
Derivatives	230.3	52.8
Acquisition of:
Fixed maturities, available-for-sale	(204.8)	(2,424.6)
Equity securities, available-for-sale	(8.3)	(28.7)
Mortgage loans on real estate	(21.1)	(384.1)
Limited partnerships/corporations	(15.4)	(99.3)
Derivatives	(1,027.9)	(100.3)
Short-term investments, net	(1,492.1)	(192.0)
Policy loans, net	1.1	-
Collateral (delivered) held	(6.2)	(23.5)
Other investments, net	0.4	1.5
Other, net	-	8.1
Net cash provided by (used in) investing activities	491.5	(324.2)

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,944.2	4,868.3
Maturities and withdrawals from investment contracts	(4,690.7)	(4,633.8)
Reinsurance recoverable on investment contracts	709.0	(776.4)
Short-term repayments of repurchase agreements, net	(175.6)	(160.0)
Short-term loans to affiliates	(753.6)	(80.8)
Contribution of capital	835.0	1,100.0
Net cash (used in) provided by financing activities	(2,131.7)	317.3
Net (decrease) increase in cash and cash equivalents	(550.1)	968.2
Cash and cash equivalents, beginning of period	610.8	204.4
Cash and cash equivalents, end of period	$60.7	$1,172.6

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

The condensed financial statements and notes as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through August 14, 2009, which is the date the condensed financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 were issued. (See Subsequent Events - Footnote 10).

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

Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 165, “Subsequent Events” (“FAS 165”), which establishes:

▪	The period after the balance sheet date during which an entity should evaluate events or transactions for potential recognition or disclosure in the financial statements;
▪	The circumstances under which an entity should recognize such events or transactions in its financial statements; and

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

▪	Disclosures regarding such events or transactions and the date through which an entity has evaluated subsequent events.

The provisions of FAS 165 were adopted by the Company on June 30, 2009. The Company determined, however, that FAS 165 did not have an effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that previously applied by the Company under U.S. auditing standards. The disclosure provisions of FAS 165 are included in the Organization and Significant Accounting Policies footnote.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FASB Staff Position (“FSP”) on FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which confirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In addition, the provisions of FSP FAS 157-4:

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

The provisions of FSP FAS 157-4 were adopted by the Company on April 1, 2009. The Company determined, however, that FSP FAS 157-4 did not have an effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that applied by the Company upon adoption of FAS No. 157, “Fair Value Measurements” (“FAS 157”).

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

▪

Noncredit losses to be recognized in other comprehensive income (loss), if management asserts that it does not have the intent to sell the security and that it is more likely than not that the entity will not have to sell the security before recovery of the amortized cost basis;

▪	Total other-than-temporary impairments (“OTTI”) to be presented in the statement of earnings with an offset recognized in other comprehensive income (loss) for the noncredit related impairments;
▪

A cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income (loss); and

▪	Additional interim disclosures for debt and equity securities regarding types of securities held, unrealized losses, and other-than-temporary impairments.

The provisions of FSP FAS 115-2 and FAS 124-2 were adopted by the Company on April 1, 2009. As a result of implementation, the Company recognized a cumulative effect of change in accounting principle of $312.0 after considering the effects of deferred policy acquisition costs (“DAC”) and income taxes of $(139.1) and $48.6, respectively, as an increase to April 1, 2009 Retained earnings (deficit) with a corresponding decrease to Accumulated other comprehensive income (loss).

In addition, the Company recognized an increase in amortized cost for previously impaired securities due to the recognition of the cumulative effect of change in accounting principle as of April 1, 2009, as follows:

Change in
Amortized Cost
Fixed maturities:
U.S. corporate, state and municipalities	$53.3
Foreign	69.2
Residential mortgage-backed	64.3
Commercial mortgage-backed	92.6
Other asset-backed	123.1
Total investments, available-for-sale	$402.5

The disclosure provisions of FSP FAS 115-2 and FAS 124-2 are included in the Investments footnote.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires that the fair value of financial instruments be disclosed in an entity’s interim financial statements, as well as in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 also require that fair value information be presented with the related carrying value and that the method and significant assumptions used to estimate fair value, as well as changes in method and significant assumptions, be disclosed.

The provisions of FSP FAS No. 107-1 and APB 28-1 were adopted by the Company on April 1, 2009 and are included in the Financial Instruments footnote. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of FAS 161 were adopted by the Company on January 1, 2009 and are included in the Financial Instruments footnote. As the pronouncement only pertains to additional disclosure, the adoption of FAS 161 had no effect on the Company’s financial condition, results of operations, or cash flows. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under FAS 133, as the Company has not historically sought hedge accounting treatment.

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

FAS 141(R) also amends or eliminates various other authoritative literature. In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which rescinds the requirements in FAS 141(R) to recognize contingent assets and liabilities acquired in a business combination at fair value on the acquisition date, and reinstates most of the previous guidance in FAS 141 to value many of those contingencies under FAS No. 5, “Accounting for Contingencies”.

FAS 141(R) and FSP FAS 141(R)-1 were adopted by the Company on January 1, 2009. The Company determined, however, that there was no impact as of June 30, 2009, as there have been no acquisitions for the three or six month periods ended June 30, 2009.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The provisions of EITF 08-6 were adopted by the Company on January 1, 2009. The Company determined, however, that there was no impact as of June 30, 2009, as there have been no acquisitions or changes in ownership for the three or six month periods ended June 30, 2009.

3.	New Accounting Pronouncements

Consolidation of Variable Interest Entities

In June 2009, the FASB issued FAS 167, “Consolidation of Variable Interest Entities, an amendment to FIN 46(R),” which eliminates the exemption for qualifying special-purpose entities ("QSPEs"), as well as amends the consolidation guidance for variable interest entities (“VIEs”), as follows:

▪

Removes the quantitative-based assessment for consolidation of VIEs and, instead, requires a qualitative assessment of whether an entity has the power to direct the VIE’s activities and, whether the entity has the obligation to absorb losses or the right to receive benefits that could be significant to the VIE; and

▪	Requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE.

The provisions of FAS 167 are effective as of the beginning of the first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. The Company is currently in the process of determining the impact of adoption of the provisions of FAS 167.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140,” which eliminates the QSPE concept and requires a transferor of financial assets to:

▪

Consider the transferor’s continuing involvement in assets, limiting the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire asset to an entity that is not consolidated;

▪	Account for the transfer as a sale only if an entity transfers an entire financial asset and surrenders control, unless the transfer meets the conditions for a participating interest; and
▪	Recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The provisions of FAS 166 are effective as of the beginning of the first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. The Company is currently in the process of determining the impact of adoption of the provisions of FAS 166.

FASB Accounting Standards Codification

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“FAS 168”), which confirms that as of July 1, 2009, the “FASB Accounting Standards CodificationTM” (“Codification”) is the single official source of authoritative, nongovernmental US GAAP. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative.

FAS 168 is effective for interim and annual periods ending after September 15, 2009. While the Codification is not intended to change US GAAP and, thus, not expected to have an effect on the Company’s financial condition, results of operations, or cash flows upon adoption, the Company is reviewing disclosures, as references to US GAAP literature will change.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$1,010.6	$12,873.6	$2,012.6	$15,896.8
Equity securities, available-for-sale	220.2	-	-	220.2
Other investments (primarily derivatives)	-	61.0	240.6	301.6
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	1,693.3	-	-	1,693.3
Assets held in separate accounts	37,289.8	-	-	37,289.8
Total	$40,213.9	$12,934.6	$2,253.2	$55,401.7
Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	$-	$-	$662.2	$662.2
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB"
and "GMAB")	-	-	113.1	113.1
Other liabilities (primarily derivatives)	-	421.6	227.5	649.1
Total	$-	$421.6	$1,002.8	$1,424.4
(1)	Level 3 net assets and liabilities accounted for 2.3% of total net assets and liabilities measured at fair value on a recurring basis.
Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 7.5%.

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

Valuation of Financial Assets and Liabilities

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in FAS 157. Valuations are obtained from third party commercial pricing services, brokers, and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from brokers and third-party commercial pricing services are non-binding. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.

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

The fair values for certain collateralized mortgage obligations (“CMO-Bs”) are determined by taking the average of broker quotes when more than one broker quote is provided. Given the current illiquidity of the market for these securities, approximately two brokers are able to provide quotes. A few of the CMO-Bs are priced by the originating broker due to the complexity and unique characteristics of the asset. Due to the lack of corroborating evidence to support a higher level, these bonds are classified as Level 3 assets.

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A mortgage-backed securities, declined during 2008 as a result of the dislocation of the credit markets. During 2008, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008 and remained suppressed in 2009. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A mortgage-backed securities was inactive and continues to believe that the market remains largely inactive in 2009. The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive. However, the Company determined that the classification within the valuation hierarchy should be transferred to Level 3 due to market inactivity.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At June 30, 2009, $1,262.8 and $10,600.8 of a total of $15,896.8 in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted of privately placed bonds valued using a matrix-based pricing model, CMO-Bs valued using average broker quotes, and RMBS valued using a combination of broker quotes and commercial services.

Generally, the Company does not obtain more than one vendor price from pricing services per instrument. The Company uses a hierarchy process in which prices are obtained from a primary vendor, and, if that vendor is unable to provide the price, the next vendor in the hierarchy is contacted until a price is obtained or it is determined that a price cannot be obtained from a commercial pricing service. When a price cannot be obtained from a commercial pricing service, broker quotes are solicited. The Company currently receives approximately two broker quotes for securities for which prices from a third-party vendor are unobtainable. When more than one broker quote is obtained, the average of quotes received is used for financial statement valuation. All prices and broker quotes obtained go through the review process described above, including valuations for which only one broker quote is obtained. After review, for those instruments where the price is determined to be appropriate, the unadjusted price provided is used for financial statement valuation. If it is determined that the price is questionable, another price may be requested from a different vendor. The internal valuation committee then reviews all prices for the instrument again, along with information from the review, to determine which price best represents “exit price” for the instrument.

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

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts. The underlying investments include mutual funds, short-term investments and cash, and the valuations of which are based upon a quoted market price and are classified as Level 1.

Other financial instruments reported as assets and liabilities: The carrying amounts for these financial instruments (primarily derivatives) reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Condensed Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Rates (“LIBOR”), or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company obtains a key input into the valuation model for puts, calls, and futures from one third party broker. Because the input is not received from multiple brokers, these fair values are not deemed to be calculated based on market observable inputs, and, therefore, these instruments are classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment. The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees. As of June 30, 2009, the credit spreads of ING and the Company decreased by approximately 115 basis points from December 31, 2008, which resulted in changes in the valuation of the reserves for all investment contract guarantees.

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

Loan – Dutch State obligation: The fair value of The State of the Netherlands (the “Dutch State”) loan obligation is estimated utilizing discounted cash flows at market risk-free rates adjusted for credit spreads.

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

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Investment contract liabilities (included in Future policy benefits and claims reserves):

With a fixed maturity: Fair value is estimated by discounting cash flows, including associated expenses for maintaining the contracts, at rates, which are market risk-free rates augmented by credit spreads on current Company credit default swaps. The augmentation is present to account for non-performance risk. A margin for non-financial risks associated with the contracts is also included.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at June 30, 2009 and December 31, 2008.

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$15,896.8	$15,896.8	$18,136.2	$18,136.2
Equity securities, available-for-sale	220.2	220.2	253.9	253.9
Mortgage loans on real estate	3,740.3	3,542.8	3,923.3	3,803.3
Loan - Dutch State obligation	1,123.7	1,068.9	-	-
Policy loans	143.3	143.3	144.4	144.4
Cash, cash equivalents, Short-term
investments, and Short-term
investments under securities loan
agreement	1,693.3	1,693.3	852.9	852.9
Other investments	325.6	334.5	364.7	373.6
Deposits from affiliates	1,808.7	1,888.7	1,947.0	2,025.7
Assets held in separate accounts	37,289.8	37,289.8	34,090.8	34,090.8
Liabilities:
Investment contract liabilities:
Deferred annuities	19,347.3	18,833.8	19,282.5	18,986.2
Guaranteed investment contracts
and funding agreements	5,634.5	5,554.2	6,868.9	6,580.2
Supplementary contracts and
immediate annuities	841.2	797.1	866.5	883.9
Derivatives	649.1	649.1	780.2	780.2
Investment contract guarantees:
Fixed indexed annuities	662.2	662.2	638.9	638.9
Guaranteed minimum withdrawal
and accumulation benefits	113.1	113.1	153.0	153.0
Notes to affiliates	435.0	373.9	435.0	407.6

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

Level 3 Financial Instruments

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by US GAAP for fair value measurements), including but not limited to liquidity spreads for investments within markets deemed not currently active. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In addition, the Company has determined, for certain financial instruments, an active market is such a significant input to determine fair value that the presence of an inactive market may lead to classification in Level 3. In light of the methodologies employed to obtain the fair values of financial assets and liabilities classified as Level 3, additional information is presented below, with particular attention addressed to changes in derivatives, FIAs, and GMWBs and GMABs due to their impacts on the Company’s results of operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and six months ended June 30, 2009 and 2008.

		Fixed maturities,				Investment
		available-for-sale				Contract Guarantees
		including						GMWB/
		securities pledged		Derivatives		FIA		GMAB
Balance at April 1, 2009		$2,174.1		$(53.9)		$(558.4)		$(158.2)
	Capital gains (losses):
	Net realized capital gains (losses)	120.7	(1)	14.5	(3)	(62.6)	(4)	46.6	(4)
	Net unrealized capital gains (losses)(2)	(190.8)		-		-		-
	Total net realized and unrealized
	capital gains (losses)	(70.1)		14.5		(62.6)		46.6
	Purchases, sales, issuances, and
	settlements, net	(91.4)		52.5		(41.2)		(1.5)
Balance at June 30, 2009		$2,012.6		$13.1		$(662.2)		$(113.1)

Balance at April 1, 2008		$1,492.2		$148.8		$(776.3)		$(19.3)
	Capital gains (losses):
	Net realized capital gains (losses)	1.5	(1)	(83.5)	(3)	48.6	(4)	5.5	(4)
	Net unrealized capital gains (losses)(2)	(86.5)		-		-		-
	Total net realized and unrealized capital
	gains (losses)	(85.0)		(83.5)		48.6		5.5
	Purchases, sales, issuances, and
	settlements, net	(78.4)		59.2		(9.4)		(2.3)
Balance at June 30, 2008		$1,328.8		$124.5		$(737.1)		$(16.1)

(1)	This amount is included in Net realized capital gains (losses) with $(28.0) related to amortization of book value included in
	Net investment income on the Condensed Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations and contains
	unrealized gains (losses) on Level 3 derivatives held at June 30, 2009 and 2008. All gains and losses on these Level 3 assets
	are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and
	unrealized gains (losses) separately by security.
(4)	These amounts are included in Interest credited and other benefits to contractowners on the Condensed Statements of
	Operations. All gains and losses on these Level 3 liabilities are classified as realized gains (losses) for the purpose of this
	disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

		Fixed maturities,				Investment
		available-for-sale				Contract Guarantees
		including						GMWB/
		securities pledged		Derivatives		FIA		GMAB
Balance at January 1, 2009		$2,589.6		$10.0		$(638.9)		$(153.0)
	Capital gains (losses):
	Net realized capital gains (losses)	115.1	(1)	(20.3)	(3)	11.7	(4)	43.1	(4)
	Net unrealized capital
	gains (losses)(2)	385.9		-		-		-
	Total net realized and unrealized
	capital gains (losses)	501.0		(20.3)		11.7		43.1
	Purchases, sales, issuances, and
	settlements, net	(1,441.7)		23.4		(35.0)		(3.2)
	Transfers in to Level 3(5)	363.7		-		-		-
Balance at June 30, 2009		$2,012.6		$13.1		$(662.2)		$(113.1)

Balance at January 1, 2008		$1,396.3		$298.2		$(925.6)		$(2.7)
	Capital gains (losses):
	Net realized capital gains (losses)	1.8	(1)	(112.7)	(3)	200.7	(4)	(8.9)	(4)
	Net unrealized capital gains (losses)(2)	(48.0)		-		-		-
	Total net realized and unrealized
	capital gains (losses)	(46.2)		(112.7)		200.7		(8.9)
	Purchases, sales, issuances, and
	settlements, net	(21.3)		(61.0)		(12.2)		(4.5)
Balance at June 30, 2008		$1,328.8		$124.5		$(737.1)		$(16.1)

(1)	This amount is included in Net realized capital gains (losses) with $(45.8) related to the amortization of book value included in
	Net investment income on the Condensed Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations and contains
	unrealized gains (losses) on Level 3 derivatives held at June 30, 2009 and 2008. All gains and losses on these Level 3 assets
	are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and
	unrealized gains (losses) separately by security.
(4)	These amounts are included in Interest credited and other benefits to contractowners on the Condensed Statements of
	Operations. All gains and losses on these Level 3 liabilities are classified as realized gains (losses) for the purpose of this
	disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.
(5)	Transfers in to Level 3 represent gross transfers in of $363.7 in fixed maturities.

For the three and six months ended June 30, 2009, the increase in the fair values of the FIA reserves and the decline in the fair values of the Level 3 fixed maturities were partially offset by a rise in the value of Level 3 derivatives that hedge the FIA exposure. The gains on the FIA embedded derivatives were primarily driven by unfavorable equity market performance during the first quarter of 2009, which were partially offset by losses attributed to improved equity market levels during the second quarter. In addition, derivatives increased in fair value primarily related to higher net purchases, while Level 3 fixed maturities declined in value due to greater net

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

sales for the first half of 2009. For the six months ended June 30, 2009, the net realized losses attributable to credit risk were $117.9. The net realized and unrealized capital gains related to fixed maturities were driven by the impact of the transfer of 80% interest in the Company’s Alt-A portfolio to Dutch State during the first quarter coupled with a slight reduction in credit spreads during the second quarter.

Transfers in to Level 3 represent non-agency prime mortgage-backed securities. During the first quarter of 2009, the Company determined that the inactivity of the market for these securities were attributable to the widening of liquidity spreads and the basis for transfer to Level 3.

Derivative Financial Instruments

See the Organization & Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2008 Annual Report on Form 10-K for disclosure regarding the Company’s purpose for entering into derivatives and the policies on valuation and classification of derivatives. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under US GAAP, as the Company has not historically sought hedge accounting treatment. The Company enters into the following derivatives:

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decrease may result in a decrease in variable annuity account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. Futures contracts are also used as part of a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital. A decrease in equity markets may also negatively impact the Company’s investment in equity securities, and the futures income would serve to offset that effect. In addition, the Company utilizes futures contracts in an anticipatory hedging program to hedge the effects of changes in interest rates related to commitments for future purchases of bonds. Futures contracts are also used to hedge against an increase in certain equity indices. Such increase may result in increased payments to contract holders of fixed indexed annuity contracts, and the futures income would serve to offset this increased expense. The underlying reserve liabilities are valued under US GAAP for fair value measurements and certain US GAAP for separate accounts related to non traditional long-term insurance contracts or US GAAP for derivative instruments and hedging activities. The change in reserve liabilities is recorded in Interest credited and other benefits to contractowners in the Condensed Statements of Operations.

Options: Call options are used to hedge against an increase in the various equity indices. Such increase may result in increased payments to contract holders of fixed indexed annuity contracts, and the options offset this increased expense. Put options are used to hedge the liability associated with embedded derivatives in certain variable annuity contracts and as part of a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital. Both the options and the embedded derivative reserve are carried at fair value.

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

The notional amounts and fair values of derivatives were as follows as of June 30, 2009 and December 31, 2008.

	2009			2008
	Notional	Asset Fair	Liability	Notional	Asset Fair	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate caps(1)	122.0	$0.5	$(0.2)	122.0	$0.1	$-	**
Interest rate swaps(1)	6,511.4	49.0	(367.4)	7,130.0	131.7	(565.7)
Foreign exchange swaps(1)	287.3	0.9	(40.2)	287.3	14.3	(30.3)
Credit default swaps(1)	416.6	6.1	(120.8)	477.0	12.7	(124.8)
Total return swaps(1)	43.8	3.2	-	-	-	-
Forwards(1)	177.0	1.3	-	156.0	1.9	-
Swaptions(1)	-	-	-	1,667.5	3.4	-
Futures(1)	5,563.2	30.9	(2.0)	2,593.9	1.4	(36.6)
Options(1)	8,309.3	209.7	(118.5)	3,744.2	174.8	(22.8)
Embedded derivatives:
Within securities(2)	N/A*	7.9	(68.4)	N/A*	7.4	(103.7)
Within retail annuity
products(3)	N/A*	-	(775.3)	N/A*	-	(791.9)
Total	21,430.6	$309.5	$(1,492.8)	16,177.9	$347.7	$(1,675.8)

* N/A - Not applicable.
** Less than $0.1.
(1)	The fair values of these derivatives are reported in Derivatives or Other liabilities on the Condensed Balance Sheets.
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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three and six months ended June 30, 2009 and 2008.

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2009	2008		2009	2008
Interest rate caps(1)	$0.3	$3.8		$0.3	$3.1
Interest rate swaps(1)	10.4	94.9		(28.1)	(62.6)
Foreign exchange swaps(1)	(28.8)	1.8		(20.0)	(15.3)
Credit default swaps(1)	(19.3)	(1.9)		(5.7)	(20.3)
Total return swaps(1)	(19.9)	-		(22.4)	-
Forwards(1)	1.2	-		2.8	-
Swaptions(1)	-	-	*	(2.1)	(0.1)
Futures(1)	(843.7)	(31.7)		(705.7)	107.6
Option(1)	21.3	(51.8)		(12.7)	(220.3)
Embedded derivatives:
Within securities(1)	(1.2)	(21.8)		(35.8)	11.1
Within retail annuity products(2)	(16.0)	54.1		54.8	191.8
Total	$(895.7)	$47.4		$(774.6)	$(5.0)

* Less than $0.1.
(1)	Changes in value are included in Net realized capital losses on the Condensed Statements of Operations.
(2)	Changes in value are included in Interest credited and other benefits to contractowners on the Condensed
Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps to assume credit exposure to certain assets that the Company does not own. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds of the entity are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At June 30, 2009, the fair value of credit default swaps of $6.1 and $(120.8) was included in Derivatives and Other liabilities, respectively, on the Condensed Balance Sheets. At December 31, 2008, the fair value of credit default swaps of $12.7 and $(124.8) was included in Derivatives and Other liabilities, respectively, on the Balance Sheets. As of June 30, 2009 and December 31, 2008, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $143.3, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

5.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of June 30, 2009.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses(2)	Value
Fixed maturities:
	U.S. Treasuries	$1,010.4	$2.1	$1.9	$1,010.6
	U.S. government agencies and authorities	26.1	0.1	1.4	24.8
	State, municipalities, and political subdivisions	38.0	0.4	6.6	31.8

	U.S. corporate securities:
	Public utilities	1,278.4	24.8	43.6	1,259.6
	Other corporate securities	4,724.9	99.3	279.2	4,545.0
	Total U.S. corporate securities	6,003.3	124.1	322.8	5,804.6

	Foreign securities(1):
	Government	237.8	8.3	20.6	225.5
	Other	2,908.3	63.0	185.7	2,785.6
	Total foreign securities	3,146.1	71.3	206.3	3,011.1

	Residential mortgage-backed securities	2,626.6	141.6	340.5	2,427.7
	Commercial mortgage-backed securities	3,573.7	5.6	859.4	2,719.9
	Other asset-backed securities	1,355.1	2.8	491.6	866.3

	Total fixed maturities, including securities pledged	17,779.3	348.0	2,230.5	15,896.8
	Less: securities pledged	861.2	11.6	16.0	856.8
Total fixed maturities		16,918.1	336.4	2,214.5	15,040.0
Equity securities		214.8	5.8	0.4	220.2
Total investments, available-for-sale		$17,132.9	$342.2	$2,214.9	$15,260.2
(1)	Primarily U.S. dollar denominated.
(2)	Includes other-than-temporary impairments, which are detailed in the Recently Adopted Accounting Standards
	and the Investments footnotes.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$1,109.3	$74.2	$0.3	$1,183.2
U.S. government agencies and authorities	267.3	20.8	0.8	287.3
State, municipalities, and political subdivisions	48.2	0.3	9.1	39.4

U.S. corporate securities:
Public utilities	1,452.2	5.6	133.1	1,324.7
Other corporate securities	5,570.9	68.5	634.1	5,005.3
Total U.S. corporate securities	7,023.1	74.1	767.2	6,330.0

Foreign securities(1):
Government	426.7	3.3	65.4	364.6
Other	3,145.5	11.4	411.0	2,745.9
Total foreign securities	3,572.2	14.7	476.4	3,110.5

Residential mortgage-backed securities	4,264.0	122.4	803.0	3,583.4
Commercial mortgage-backed securities	3,585.9	-	1,028.0	2,557.9
Other asset-backed securities	1,500.2	9.2	464.9	1,044.5

Total fixed maturities, including securities pledged	21,370.2	315.7	3,549.7	18,136.2
Less: securities pledged	1,141.2	57.4	29.9	1,168.7
Total fixed maturities	20,229.0	258.3	3,519.8	16,967.5
Equity securities	257.6	0.3	4.0	253.9
Total investments, available-for-sale	$20,486.6	$258.6	$3,523.8	$17,221.4
(1) Primarily U.S. dollar denominated.

At June 30, 2009 and December 31, 2008, net unrealized loss was $1,877.1 and $3,237.7, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities as of June 30, 2009, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$701.3	$691.1
After one year through five years	4,282.1	4,240.3
After five years through ten years	2,557.4	2,483.0
After ten years	2,683.1	2,468.5
Mortgage-backed securities	6,200.3	5,147.6
Other asset-backed securities	1,355.1	866.3
Less: securities pledged	861.2	856.8
Fixed maturities, excluding securities pledged	$16,918.1	$15,040.0

The Company had investments with one issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at June 30, 2009. At December 31, 2008, the Company had investments with five issuers, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At June 30, 2009 and December 31, 2008, approximately 18.5% and 13.3%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At June 30, 2009 and December 31, 2008, the Company had $2,195.0 and $2,995.2, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. At June 30, 2009 and December 31, 2008, assets with a market value of approximately $2,763.8 and $3,341.1, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Balance Sheets.

In conjunction with the January 2009 agreement with the Dutch State regarding the transfer of 80% of the Company's Alt-A residential mortgage backed securities (“Alt-A RMBS”), which included $386.0 in Alt-A RMBS pledged to the FHLB, the Company substituted the Alt-A RMBS assets pledged with other fixed maturities. By February 17, 2009, the Company recalled these Alt-A securities in order to implement the transaction with the Dutch State and reduced the funding agreements pro rata.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-up Facility (the “Back-up Facility”) covering 80% of ING’s Alt-A RMBS. Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Back-Up Facility is accounted for as a loan receivable for US GAAP and is reported in Loan - Dutch State obligation on the Condensed Balance Sheets.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies typically require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Balance Sheets. At June 30, 2009 and December 31, 2008, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $328.7 and $562.8, respectively, and is included in Securities pledged on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $307.5 and $483.1 at June 30, 2009 and December 31, 2008, respectively, and is included in Borrowed money on the Balance Sheets.

In certain instances, fair value of collateral received by the Company may fall below 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions. The Company monitors the fair value of collateral for material declines below the 95% threshold and if deemed necessary, requires additional collateral to restore collateral maintained to 95% of the fair value of securities pledged.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At June 30, 2009 and December 31, 2008, the Company did not have any securities pledged under reverse repurchase agreements. Reverse repurchase agreements would be included in Cash and cash equivalents on the Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at June 30, 2009. The Company believes the counterparties to the dollar roll, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At June 30, 2009 and December 31, 2008, the fair value of loaned securities was $528.1 and $605.9, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

Variable Interest Entities

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings under current guidance and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary for any of the investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. In addition, the Company may be exposed to the loss of asset management fees it receives for some of these structures. The carrying value of investments in VIEs of $0.7 are included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at June 30, 2009 and December 31, 2008.

	2009				2008
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$656.7	29.4%	$84.8	3.8%	$645.7	18.2%	$115.6	3.3%
More than six months
and less than twelve
months below
amortized cost	265.5	11.9%	32.6	1.5%	828.3	23.3%	85.7	2.4%
More than twelve months
below amortized cost	1,063.9	47.7%	127.0	5.7%	1,776.4	50.0%	98.0	2.8%
Total unrealized capital loss	$1,986.1	89.0%	$244.4	11.0%	$3,250.4	91.5%	$299.3	8.5%

Unrealized capital losses in fixed maturities at June 30, 2009 and December 31, 2008, were primarily related to the effects of interest rate movement or changes in credit spreads on mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following tables summarize the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at June 30, 2009 and December 31, 2008.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2009	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$61.2	$50.2	$427.6	$539.0
Mortgage and other asset-backed
securities	680.3	247.9	763.3	1,691.5
Total unrealized capital loss	$741.5	$298.1	$1,190.9	$2,230.5
Fair value	$1,296.7	$1,933.5	$6,620.3	$9,850.5
2008
Interest rate or spread widening	$198.7	$538.4	$516.7	$1,253.8
Mortgage and other asset-backed
securities	562.6	375.6	1,357.7	2,295.9
Total unrealized capital loss	$761.3	$914.0	$1,874.4	$3,549.7
Fair value	$4,350.9	$4,522.0	$4,551.9	$13,424.8

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses, along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at June 30, 2009 and December 31, 2008.

			More Than
	Less Than		Six Months and		More Than
	Six Months		Less Than Twelve		Twelve Months
	Below		Months Below		Below		Total Unrealized
	Amortized Cost		Amortized Cost		Amortized Cost		Capital Loss
	Fair		Fair		Fair		Fair
	Value	Loss	Value	Loss	Value	Loss	Value	Loss
2009
U.S. Treasuries	$9.9	$0.1	$217.3	$1.8	$-	$-	$227.2	$1.9
U.S. government
agencies and
authorities	23.7	1.4	-	-	-	-	23.7	1.4
U.S. corporate, state,
and municipalities	239.0	28.8	706.7	35.7	2,357.8	264.9	3,303.5	329.4
Foreign	99.3	30.9	159.2	12.7	1,376.2	162.7	1,634.7	206.3
Residential mortgage-
backed	298.1	165.0	171.5	43.2	767.4	132.3	1,237.0	340.5
Commercial mortgage-
backed	505.7	392.9	527.1	88.6	1,599.0	377.9	2,631.8	859.4
Other asset-backed	121.0	122.4	151.7	116.1	519.9	253.1	792.6	491.6
Total unrealized
capital loss	$1,296.7	$741.5	$1,933.5	$298.1	$6,620.3	$1,190.9	$9,850.5	$2,230.5

2008
U.S. Treasuries	$254.0	$0.3	$-	$-	$-	$-	$254.0	$0.3
U.S. government
agencies and
authorities	3.6	0.3	7.1	0.5	-	-	10.7	0.8
U.S. corporate, state,
and municipalities	1,639.4	139.3	1,996.5	337.2	1,233.3	299.8	4,869.2	776.3
Foreign	695.1	58.8	1,145.7	200.7	818.2	216.9	2,659.0	476.4
Residential mortgage-
backed	884.6	307.3	433.8	75.5	758.4	420.2	2,076.8	803.0
Commercial mortgage-
backed	562.5	113.6	795.5	262.2	1,180.7	652.2	2,538.7	1,028.0
Other asset-backed	311.7	141.7	143.4	37.9	561.3	285.3	1,016.4	464.9
Total unrealized
capital loss	$4,350.9	$761.3	$4,522.0	$914.0	$4,551.9	$1,874.4	$13,424.8	$3,549.7

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Of the unrealized losses aged more than twelve months, the average market value of the related fixed maturities was 84.8% of the average book value as of June 30, 2009. In addition, this category includes 2,100 securities, which have an average quality rating of A+.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for June 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
Less than six months below
amortized cost	$561.8	$1,476.4	$25.5	$716.0	221	226
More than six months and
less than twelve months
below amortized cost	1,647.6	584.0	76.6	221.5	675	200
More than twelve months
below amortized cost	5,380.2	2,431.0	353.0	837.9	1,332	768
Total	$7,589.6	$4,491.4	$455.1	$1,775.4	2,228	1,194

2008
Less than six months below
amortized cost	$3,491.8	$1,620.4	$189.8	$571.5	1,289	580
More than six months and
less than twelve months
below amortized cost	3,210.2	2,225.8	260.5	653.5	963	899
More than twelve months
below amortized cost	1,857.6	4,568.7	162.2	1,712.2	425	1,074
Total	$8,559.6	$8,414.9	$612.5	$2,937.2	2,677	2,553

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value decline below amortized cost by greater than or less than 20% were as follows for June 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$229.1	$-	$1.9	$-	13	-
U.S. government agencies
and authorities	25.1	-	1.4	-	4	-
U.S. corporate, state and
municipalities	2,965.1	667.8	144.6	184.8	1,089	280
Foreign	1,450.6	390.4	79.6	126.7	746	360
Residential mortgage-backed	834.3	743.2	39.0	301.5	134	190
Commercial mortgage-backed	1,755.8	1,735.4	165.8	693.6	171	132
Other asset-backed	329.6	954.6	22.8	468.8	71	232
Total	$7,589.6	$4,491.4	$455.1	$1,775.4	2,228	1,194

2008
U.S. Treasuries	$254.3	$-	$0.3	$-	16	-
U.S. government agencies
and authorities	11.5	-	0.8	-	25	-
U.S. corporate, state and
municipalities	3,955.9	1,689.6	288.1	488.2	1,336	1,073
Foreign	2,000.1	1,135.3	134.0	342.4	875	827
Residential mortgage-backed	1,193.3	1,686.5	76.0	727.0	201	189
Commercial mortgage-backed	718.4	2,848.3	77.7	950.3	121	216
Other asset-backed	426.1	1,055.2	35.6	429.3	103	248
Total	$8,559.6	$8,414.9	$612.5	$2,937.2	2,677	2,553

For the six months ended June 30, 2009, unrealized capital losses on fixed maturities decreased by $1,319.2 primarily due to a slight reduction in credit spreads and the derecognition of 80% of the Alt-A RMBS securities owned by the Company as a result of the Alt-A transaction with the Dutch State.

At June 30, 2009 and December 31, 2008, the Company held 29 and 53 fixed maturities, respectively, with unrealized capital losses in excess of $10 million. At June 30, 2009, the unrealized capital losses on these fixed maturities equaled $514.1, or 23.0% of the total unrealized capital losses. The unrealized capital losses on these fixed maturities equaled $890.8, or 25.1% of the total unrealized capital losses, as of December 31, 2008.

All securities with fair values less than amortized cost are included in the Company's other-than-temporary impairment analysis, and impairments were recognized as disclosed in "Other-Than-Temporary Impairments," which follows this section. Management determined that no additional recognition of the unrealized loss as an other-than-temporary impairment was necessary.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Other-Than-Temporary Impairments

The Company analyzes its general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.

When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance our investment portfolio and sales of investments to meet cash flow needs.

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Condensed Statements of Operations as an other-than-temporary impairment ("OTTI"). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) on the Condensed Statements of Operations.  The noncredit impairment is recorded in Other comprehensive income (loss) on the Condensed Balance Sheets in accordance with the requirements of FSP FAS 115-2 and FAS 124-2.

In order to determine the amount of the OTTI of a security that is considered a credit impairment, we estimate the recovery value by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security. The effective interest rate is the original yield for a fixed rate security or current coupon yield for a floating rate security.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company’s credit and intent impairments included in the Condensed Statement of Operations, excluding noncredit impairments included in Other comprehensive income (loss), by type for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$80.5	10	$-	-
U.S. corporate	9.1	11	17.5	37
Foreign(1)	6.2	7	17.3	11
Residential mortgage-backed	9.0	29	26.5	11
Other asset-backed	13.9	12	13.9	19
Equity securities	1.2	1	2.8	1
Mortgage loans on real estate	0.5	1	-	-
Limited partnerships	0.4	1	3.0	1
Total	$120.8	72	$81.0	80
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$114.7	13	$-	-
U.S. corporate	50.4	49	44.4	87
Foreign(1)	24.2	31	57.1	35
Residential mortgage-backed	100.9	85	41.8	18
Other asset-backed	126.7	39	41.5	42
Equity securities	3.3	5	2.8	1
Mortgage loans on real estate	0.5	1	3.0	1
Limited partnerships	0.4	1	0.5	1
Total	$421.1	224	$191.1	185
(1) Primarily U.S. dollar denominated.

The above schedules include $29.7 and $109.9 for the three and six months ended June 30, 2009, respectively, and $62.0 and $112.7 for the three and six months ended June 30, 2008, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs reflected in the schedules above are related to intent impairments.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$80.5	10	$-	-
U.S. corporate	7.0	10	14.6	35
Foreign(1)	3.6	6	4.4	6
Residential mortgage-backed	-	-	-	-
Total	$91.1	26	$19.0	41
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$114.7	13	$-	-
U.S. corporate	42.7	34	34.1	74
Foreign(1)	21.6	30	44.2	30
Residential mortgage-backed	23.1	8	0.1	2
Other asset-backed	109.1	11	-	-
Total	$311.2	96	$78.4	106
(1) Primarily U.S. dollar denominated.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table identifies the noncredit impairments recognized in Other comprehensive income (loss) by type for the three and six months ended June 30, 2009. No difference exists between the three and six months ended June 30, 2009 figures, as this treatment was effective April 1, 2009, with the implementation of FSP FAS 115-2 and FAS 124-2.

	Three and Six Months Ended
	June 30, 2009
		No. of
	Impairment	Securities
U.S. corporate	$2.1	3
Foreign(1)	0.4	6
Residential mortgage-backed	75.0	33
Other asset-backed	7.4	14
Total	$84.9	56
(1) Primarily U.S. dollar denominated.

The remaining fair value of fixed maturities with other-than-temporary impairments as of June 30, 2009 and 2008 was $2,103.8 and $2,373.4, respectively.

The following table identifies the amount of credit impairments on fixed maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in Other comprehensive income (loss), and the corresponding changes in such amounts.

Balance at April 1, 2009(1)	$92.7
Reduction for securities which matured, paid down, prepaid or were
sold during the period	(0.4)
Additional impairments recognized in the current period on securities
not previously impaired	2.9
Additional credit loss impairments recognized in the current period on
securities previously impaired	7.0
Balance at June 30, 2009	$102.2
(1) Represents credit losses remaining in Retained earnings related to the adoption of
FSP FAS 115-2 and FAS 124-2.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(118.7) at 2009	$(25.6)	$(100.8)
Equity securities, available-for-sale, including net OTTI
of $(1.2) at 2009	2.2	(9.2)
Derivatives	(878.5)	15.1
Other investments, including net OTTI of $(0.9) at 2009	(0.8)	(3.2)
Net realized capital losses	$(902.7)	$(98.1)
After-tax net realized capital losses	$(586.8)	$(63.8)

	Six Months Ended June 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(416.9) at 2009	$(258.0)	$(148.7)
Equity securities, available-for-sale, including net OTTI
of $(3.3) at 2009	0.2	(8.8)
Derivatives	(793.6)	(207.9)
Other investments, including net OTTI of $(0.9) at 2009	(3.1)	(3.8)
Net realized capital losses	$(1,054.5)	$(369.2)
After-tax net realized capital losses	$(685.4)	$(240.0)

Total net realized capital losses increased for the three and six months ended June 30, 2009, primarily due to losses on futures related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulating capital. The futures were in a short position, and as such, their fair value decreased when equity markets rose during the three and six months ended June 30, 2009, respectively. In addition, the Company experienced higher losses on fixed maturities driven by the rise in interest rates. These losses were partially offset by the reduction in other-than-temporary impairments due to the implementation of FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. Year-to-date losses were partially offset by a gain on the transfer of an 80% interest in the Company’s Alt-A residential mortgage-backed securities to the Dutch State during the first quarter of 2009 and net gains on sales of fixed maturities.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross realized gains and losses were as follows for the periods ended June 30, 2009 and 2008.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	2009	2008
Proceeds on sales	$2,043.9	$1,602.8
Gross gains	274.9	37.5
Gross losses	87.0	30.6

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the six months ended June 30, 2009 and 2008.

	2009	2008
Balance at January 1	$4,205.5	$2,908.4
Deferrals of commissions and expenses	226.3	429.4
Amortization:
Amortization	85.3	(407.9)
Interest accrued at 4% to 6%	85.3	90.2
Net amortization included in the Condensed
Statements of Operations	170.6	(317.7)
Change in unrealized capital (gains) losses on
available-for-sale securities	(642.2)	188.2
Effect of variable annuity guaranteed living
benefit reinsurance	-	85.7
Balance at June 30	$3,960.2	$3,294.0

Activity within value of business acquired (“VOBA”) was as follows for the six months ended June 30, 2009 and 2008.

	2009	2008
Balance at January 1	$195.1	$128.7
Amortization:
Amortization	(4.4)	(7.5)
Interest accrued at 2% to 5%	3.4	3.5
Net amortization included in the Condensed
Statements of Operations	(1.0)	(4.0)
Change in unrealized capital (gains) losses on
available-for-sale securities	(54.0)	118.5
Balance at June 30	$140.1	$243.2

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

During the six months ended June 30, 2009, the Company revised its gross profit projections, mainly related to the emergence of separate account performance and projected hedge and claim costs, resulting in a $241.1 decrease in amortization of DAC and VOBA.

During the six months ended June 30, 2008, the Company revised and unlocked the assumptions related to mutual fund revenue, persistency and lapse for its annuity products, resulting in an $80.5 increase in amortization of DAC and VOBA. The Company also recognized an $85.7 offset related to variable annuity guaranteed living benefits reinsurance.

	2009	2008
Impact of separate account growth and contractowner withdrawal
behavior different from assumptions	$(120.9)	$119.8
Impact of current year gross profit variances	(345.1)	19.7
Impact of refinements of gross profit projections	16.9	(144.4)
Total unlocking effect on Amortization of DAC and VOBA	$(241.1)	$(4.9)

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

During the six months ended June 30, 2009 and 2008, the Company received $835.0 and $1.1 billion, respectively, in capital contributions from its Parent.

During the six months ended June 30, 2009 and 2008, the Company did not pay any dividends or return of capital contribution to its Parent.

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

The Company’s effective tax rates for the three months ended June 30, 2009 and 2008 were (75.0)% and 25.2%, respectively. The Company’s effective tax rates for the six months ended June 30, 2009 and 2008 were 27.7% and (68.7)%, respectively. The effective rates differ from the statutory rate due to the following items:

	Three Months Ended June 30,
	2009	2008
Statutory rate	35.0%	35.0%

Dividends received deduction	625.5%	(7.9)%
IRS audit settlement	-	(1.9)%
Meals and entertainment	(6.5)%	-
Valuation allowance	(735.7)%	-
Other, net	6.7%	-
Effective rate at June 30	(75.0)%	25.2%

	Six Months Ended June 30,
	2009	2008
Statutory rate	35.0%	35.0%

Dividends received deduction	4.9%	(89.5)%
IRS audit settlement	-	(9.6)%
Meals and entertainment	(0.1)%	1.6%
Valuation allowance	(12.3)%	-
Other, net	0.2%	(6.2)%
Effective rate at June 30	27.7%	(68.7)%

Temporary Differences

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. At June 30, 2009 and December 31, 2008, the Company had a tax valuation allowance of $273.5 and $374.0, respectively, related to realized capital losses. The change from December 31, 2008 to June 30, 2009 in tax valuation allowance consists of: (a) realized capital losses of $40.4, which is included in Net (loss) income, and (b) the impact of adoption of FSP FAS 115-2 and 124-2 of $(140.9), which was transferred to Accumulated other comprehensive income (loss). Additionally, at June 30, 2009 and December 31, 2008, the Company had a tax valuation allowance of $181.2 and $29.8, respectively, related to unrealized capital losses, which is included in Accumulated other comprehensive income (loss). As of June 30, 2009, tax valuation allowance on unrealized capital losses included $140.9, which was reclassified from beginning Retained earnings (deficit) to Other comprehensive income (loss) under the FSP FAS 115-2 and FAS 124-2 implementation. At June 30, 2009, the Company had a $5.1 tax valuation allowance against foreign tax credits, the benefit of which is uncertain.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Other Tax Matters

The Internal Revenue Service (“IRS”) is currently examining tax years 2002 and 2004 through 2009. The Company and the IRS agreed to currently participate in the Compliance Assurance Program (“CAP”) for the tax years 2008 and 2009.

9.	Related Party Transactions

Funding Agreement

On February 12, 2009, the ING Supervisory Board approved $2.0 billion in funding from ING Bank N.V. to ING’s insurance companies, including the Company. The funding will be provided via an intermediary, Columbine Funding Trust, which will purchase GICs from the insurance companies and issue GIC-backed notes to ING Bank N.V. On April 9, 2009, $600.0 of this funding was provided to an affiliate of the Company, Security Life of Denver Insurance Company (“SLD”), pursuant to the Columbine Funding Trust. The remaining $1.4 billion has not been distributed. However, if a portion of the remaining approved funding is distributed to the Company, it may require approval by the Division.

Property and Equipment

During the second quarter of 2009, ING’s U.S. life insurance companies, including the Company, sold a portion of its property and equipment to an affiliate, ING North America Insurance Corporation (“NAC”). The fixed assets involved in the sale were capitalized assets generally depreciated over the expected useful lives and software in development. Since the assets were being depreciated using expected useful lives, the current net book value reasonably approximated the current fair value of the assets being transferred. The fixed assets sold to NAC by the Company totaled $16.3.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

10.	Subsequent Events

Amendment to Automatic Reinsurance Agreement

The Company entered into an automatic reinsurance agreement with its affiliate, SLDI dated June 30, 2008, pursuant to which the Company ceded to SLDI 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000. Effective July 1, 2009, the Company and SLDI entered into an amended and restated reinsurance agreement to change the reinsurance basis of the existing automatic reinsurance agreement dated June 30, 2008 between the Company and SLDI from coinsurance to a combined coinsurance and coinsurance funds withheld basis. To effectuate this transaction, assets with a market value of $3.1 billion were transferred on July 31, 2009 from SLDI to the Company, and the Company deposited those assets into a funds withheld account.

On July 1, 2009, the Company and SLDI also entered into an asset management services agreement pursuant to which SLDI will serve as asset manager for the funds withheld account established under the amended and restated reinsurance agreement, and SLDI will in turn retain its affiliate, ING Investment Management LLC, as subadviser with respect to the funds withheld account assets.

Monthly Renewable Term Reinsurance Agreement

The Company entered into a Letter of Intent for a monthly renewable term (“MRT”) reinsurance agreement with Canada Life Assurance Company (“Canada Life”), an unaffiliated Canadian insurance company, effective June 30, 2009. The terms of the agreement call for the Company to cede 90% of its net retained in-force block of group term life business and any new group term life business reinsured from RLI, an affiliate, to Canada Life.

Regulatory Capital Hedging Program

As a result of the increase in equity markets during July 2009, the Company experienced a net realized capital loss of $383.0, before the effect of DAC, on the futures and options used in its regulatory capital hedging program.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

11.	Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with ING AIH, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004 and expires on January 14, 2014, either party can borrow from the other up to 3.0% of the Company's statutory admitted assets as of the preceding December 31. Interest on any Company borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%. Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

Under this agreement, the Company incurred $0.3 and $0.4 interest expense for the three and six months ended June 30, 2009, respectively, and $0.3 and $0.6 interest expense for the three and six months ended June 30, 2008, respectively. The Company earned interest income of $0.6 and $0.9 for the three and six months ended June 30, 2009, respectively, and $0.8 and $1.4 for the three and six months ended June 30, 2008, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations. As of June 30, 2009, the Company had an outstanding receivable of $753.6 with ING AIH under the reciprocal loan agreement. As of December 31, 2008, the Company had no amounts due to or due from ING AIH under the reciprocal loan agreement.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $449.0, $199.6 of which was with related parties. At December 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $421.4, $207.2 of which was with related parties. During the three and six months ended June 30, 2009, $7.3 and $10.1, respectively, were funded to related parties under these commitments.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of June 30, 2009 and December 31, 2008, the Company held $11.4 and $17.6, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

13.	Restructuring Charges

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

On January 12, 2009, ING announced expense and staff reductions across all U.S. operations, which resulted in the elimination of 114 current and open positions in the Company. Due to the staff reductions, curtailment of pension benefits occurred during the first quarter of 2009, which resulted in the recognition of a loss related to unrecognized prior service costs. For the six months ended June 30, 2009, the Company incurred $10.8 and $0.4 in charges related to employee severance and termination benefits and pension plan curtailment charges, respectively, and $7.4 payments were made during the same period. The total restructuring reserve outstanding was $6.3 at June 30, 2009.

The Company estimates the completion of these integration and restructuring activities by November 15, 2009, with total estimated costs to the Company equal to $12.0.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

14.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of June 30, 2009 and 2008.

	2009	2008
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale, including OTTI
of $(84.9) for 2009 and $(402.5) of cumulative effect
of change in accounting principle	$(1,882.5)	$(1,076.6)
Equity securities, available-for-sale	5.4	(7.5)
DAC/VOBA adjustment on available-for-sale securities,
including $139.1 of cumulative effect of change in
accounting principle	582.6	269.8
Sales inducements adjustment on available-for-sale securities	73.5	(0.2)
Other investments	(5.8)	(5.8)
Unrealized capital (losses) gains, before tax	(1,226.8)	(820.3)
Deferred income tax asset (includes $92.3 cumulative effect
of change in accounting principle for 2009)	429.4	287.1
Deferred tax asset valuation allowance (includes $(140.9)
cumulative effect of change in accounting principle for 2009)	(181.2)	(40.1)
Net unrealized capital (losses) gains	(978.6)	(573.3)
Pension liability, net of tax	(2.6)	(2.8)
Accumulated other comprehensive (loss) income	$(981.2)	$(576.1)

On April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2. As prescribed by this accounting guidance, noncredit impairments, reflecting the portion of the impairment between the present value of future cash flows and fair value, were recognized in Other comprehensive income (loss). As of June 30, 2009, net unrealized capital gains (losses) on available-for-sale fixed maturities included $(84.9) of noncredit impairments. In addition, a cumulative transfer of noncredit impairments of $(312.0), after considering the effects of DAC of $139.1 and income taxes of $(48.6), was made from beginning retained earnings to Accumulated other comprehensive income (loss) as of April 1, 2009.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the six months ended June 30, 2009 and 2008.

	2009	2008
Net unrealized capital holding gains (losses) arising
during the period(1)	$601.1	$(522.7)
Less: reclassification adjustment for gains (losses) and
other items included in Net income (loss)(2)	97.2	(100.4)
Net change in unrealized capital gains (losses) on securities	$503.9	$(422.3)
(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $924.7 and $(804.1) for the six months ended June 30, 2009 and 2008, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $149.5 and $(154.4)
for the six months ended June 30, 2009 and 2008, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by specific identification of each security sold during the period.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate) for each of the three and six months ended June 30, 2009 and 2008, and financial condition as of June 30, 2009 and December 31, 2008. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2008 Annual Report on Form 10-K.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

(1)	The current financial crisis reached unprecedented levels of market volatility and has adversely affected and may continue to adversely affect the Company’s business and results of operations;
(2)	Continuing adverse financial market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital;

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
(23)

Circumstances associated with implementation of ING Groep’s recently announced global business strategy or the European Commission seeking to impose additional conditions with respect to ING's receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition;

(24)	A loss of key employees could increase the Company’s operational risks and could adversely affect the effectiveness of internal controls over financial reporting; and
(25)

The Company’s risk management program attempts to balance a number of important factors including regulatory capital, risk based capital, liquidity, earnings, and other factors. Certain actions taken as part of our risk management strategy could result in materially lower or more volatile U.S. GAAP earnings in periods of changes in equity markets.

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

Economic Analysis

The current economic environment presents challenges for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by unprecedented economic trends.

Regardless of the rise in the second quarter of 2009, the equity markets improved insignificantly from its year-end 2008 position during the first half of 2009, and remained lower in comparison with the first half of 2008. Equity market performance impacts the Company’s fee revenue, as it is based on the balance of variable AUM. Lower equity market levels during the first half of 2009, in comparison with the same period of 2008, unfavorably impacted variable AUM and corresponding fee revenue, and continues to increase the Company’s net amount at risk for variable annuity guaranteed benefits and hedging costs.

The credit and liquidity crisis continues to impact short-term, LIBOR and U.S. Treasury rates. Despite a reduction, credit spreads remained wide during the first half of 2009. In addition, U.S. Treasury market rates increased during this period. Both kept the fixed maturities portfolio in an unrealized loss position.

Results of Operations

The Company’s results of operations for the three months ended June 30, 2009, and changes therein, include an unfavorable variance in net income (loss) due primarily to higher net realized capital losses mainly related to losses on futures, lower fee income due to lower variable AUM levels and the Company’s cession of fees under its reinsurance treaty with Security Life of Denver International (“SLDI”), an affiliate, as well as a decline in net investment income as a result of the decline in fixed AUM and change in mix of investments. These unfavorable items were partially offset by higher assumed premiums under the ReliaStar Life Insurance Company (“RLI”), an affiliate, bulk reinsurance agreements, a decrease in net amortization of DAC and VOBA driven by lower gross profits and favorable equity markets, and changes in the tax valuation allowance related to realized capital gains.

The Company’s results of operations for the six months ended June 30, 2009 also include an unfavorable variance in net income (loss) due primarily to higher net realized capital losses on futures and fixed maturities, lower fee income due to lower variable AUM levels, and the Company’s cession of fees under its reinsurance treaty with SLDI and a decline in net investment income as a result of the decline in fixed AUM and change in mix of investments. These unfavorable items were partially offset by higher assumed premiums under the RLI bulk reinsurance agreements, a decrease in net amortization of DAC and VOBA driven by lower gross profits and favorable equity markets, and changes in the tax valuation allowance related to realized capital gains.

	Three Months Ended June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
Net investment income	$323.8	$390.7	$(66.9)	(17.1)%
Fee income	227.5	343.4	(115.9)	(33.8)%
Premiums	142.3	4.6	137.7	NM
Net realized capital losses:
Total other-than-temporary
impairment losses	(205.7)	(81.0)	(124.7)	NM
Less: Portion of other-than-
temporary impairment losses
recognized in Accumulated
other comprehensive income
(loss)	84.9	-	84.9	NM
Net other-than-temporary
impairments recognized
in earnings	(120.8)	(81.0)	(39.8)	49.1%
Other net realized capital losses	(781.9)	(17.1)	(764.8)	NM
Total net realized capital losses	(902.7)	(98.1)	(804.6)	NM
Other income	(0.1)	(0.4)	0.3	(75.0)%
Total revenue	(209.2)	640.2	(849.4)	NM
Benefits and expenses:
Interest credited and other
benefits to contractowners	114.5	281.8	(167.3)	(59.4)%
Operating expenses	89.0	77.7	11.3	14.5%
Net amortization of deferred
policy acquisition costs and
value of business acquired	(438.2)	130.1	(568.3)	NM
Interest expense	9.1	7.6	1.5	19.7%
Other expense	17.6	5.4	12.2	NM
Total benefits and expenses	(208.0)	502.6	(710.6)	NM
Income before income taxes	(1.2)	137.6	(138.8)	NM
Income tax expense	0.9	34.7	(33.8)	(97.4)%
Net (loss) income	$(2.1)	$102.9	$(105.0)	NM
Effective tax rate	(75.0)%	25.2%
NM - Not meaningful.

	Six Months Ended June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
Net investment income	$704.5	$764.0	$(59.5)	(7.8)%
Fee income	426.9	665.8	(238.9)	(35.9)%
Premiums	256.3	9.3	247.0	NM
Net realized capital losses:
Total other-than-temporary
impairment losses	(506.0)	(191.1)	(314.9)	NM
Less: Portion of other-than-
temporary impairment losses
recognized in Accumulated
other comprehensive income
(loss)	84.9	-	84.9	NM
Net other-than-temporary
impairments recognized
in earnings	(421.1)	(191.1)	(230.0)	NM
Other net realized capital losses	(633.4)	(178.1)	(455.3)	NM
Total net realized capital losses	(1,054.5)	(369.2)	(685.3)	NM
Other income	1.3	0.2	1.1	NM
Total revenue	334.5	1,070.1	(735.6)	(68.7)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	614.7	547.8	66.9	12.2%
Operating expenses	177.3	149.6	27.7	18.5%
Net amortization of deferred
policy acquisition costs and
value of business acquired	(169.6)	321.7	(491.3)	NM
Interest expense	16.4	15.1	1.3	8.6%
Other expense	24.3	11.6	12.7	NM
Total benefits and expenses	663.1	1,045.8	(382.7)	(36.6)%
(Loss) income before
income taxes	(328.6)	24.3	(352.9)	NM
Income tax benefit	(90.9)	(16.7)	(74.2)	NM
Net (loss) income	$(237.7)	$41.0	$(278.7)	NM
Effective tax rate	27.7%	(68.7)%
NM - Not meaningful.

Revenues

Total revenue decreased for the three and six months ended June 30, 2009, primarily reflecting an increase in Net realized capital losses, lower Fee income, and lower Net investment income, partially offset by higher Premiums.

Total net realized capital losses increased for the three and six months ended June 30, 2009, primarily due to losses on futures related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital. The futures were in a short position, and as such, their fair value decreased when equity markets rose during the three and six months ended June 30, 2009, respectively. In addition, the Company experienced higher other-than-

temporary impairment losses on fixed maturities. These losses were partially offset by the reduction in other-than-temporary impairments due to the implementation of the Financial Accounting Standards Board Staff Position on Statement of Financial Accounting Standards (“FAS”) No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), in the second quarter of 2009. In addition, the year-to-date losses were partially offset by a gain on the sale of Alt-A residential mortgage-backed securities to the Dutch State during the first quarter of 2009 and realized gains on sales of fixed maturities in the second quarter of 2009.

The decrease in Fee income for the three and six months ended June 30, 2009, reflected fees ceded on the variable annuity living benefits reinsurance treaty with SLDI as well as a decrease in average variable AUM, primarily driven by lower equity market levels in 2009 in comparison with the same period of 2008.

Net Investment Income decreased for the three and six months ended June 30, 2009, due to the decline in average fixed AUM as a result of the sale of Alt-A residential mortgage-backed securities to the Dutch State in the first quarter of 2009, changes in mix of investments and lower income from investments in limited partnerships driven by the economic downturn.

Premiums for the three and six months ended June 30, 2009, increased due to assumed premiums ceded to the Company from RLI under the bulk reinsurance agreements entered into during the fourth quarter of 2008.

Benefits and Expenses

Total benefits and expenses for the three and six months ended June 30, 2009, decreased primarily due to lower Net amortization of DAC and VOBA. In addition, Interest credited and other benefits to contractowners contributed to the decrease for the second quarter of 2009, but increased for the six months ended June 30, 2009, partially offsetting the decrease in total benefits. Higher Operating expenses partially offset the decrease in Total benefits and expenses for the three and six months ended June 30, 2009.

The Net amortization of DAC and VOBA decreased for the three and six months ended June 30, 2009, reflecting less amortization on lower actual gross profits primarily as a result of higher hedge losses related to the funding capital hedge program and lower fee income. Also contributing to the decrease is an increase in estimated future gross profits driven by the increase in equity markets in the second quarter of 2009 versus a decrease over the comparable periods in 2008.

Interest credited and other benefits to contractowners increased for the six months ended June 30, 2009, primarily due to an increase in claims ceded to the Company under the RLI reinsurance agreement and higher reserves on fixed indexed annuities attributable to the increase in equity markets in the second quarter of 2009 versus a decrease in the comparable period. These increases were partially offset by a decline in interest credited on lower guaranteed investment contract (“GIC”) balances, lower guaranteed benefit reserves driven by the increase in equity markets in the second quarter of 2009, and lower sales inducement amortization related to a decline in sales. Interest credited and other benefits to contractowners decreased for the three months ended June 30, 2009 as the decline in guaranteed benefit reserves primarily impacted the second quarter due to the rise in equity markets.

For the three and six months ended June 30, 2009, Operating expenses increased due to severance costs as a result of staff reductions in the first quarter of 2009 and commission expense related to business ceded to the Company from RLI, partially offset by the impact of expense reduction initiatives.

Income Taxes

Income tax expense decreased for the three months ended June 30, 2009, and Income tax benefit increased for the six months ended June 30, 2009, due to a decrease in pretax earnings, partially offset primarily by the tax valuation allowance related to realized capital losses and lower dividends received.

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

Portfolio Composition

The following tables present the investment portfolio at June 30, 2009 and December 31, 2008.

	2009		2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
Fixed maturities, available-for-sale,
including securities pledged	$15,896.8	68.0%	$18,136.2	77.9%
Equity securities, available-for-sale	220.2	1.0%	253.9	1.1%
Short-term investments	1,605.0	6.9%	111.7	0.5%
Mortgage loans on real estate	3,740.3	16.0%	3,923.3	16.9%
Policy loans	143.3	0.6%	144.4	0.6%
Loan - Dutch State obligation	1,123.7	4.8%	-	0.0%
Limited partnerships/corporations	312.4	1.3%	332.9	1.4%
Derivatives	301.6	1.3%	340.3	1.5%
Other investments	24.0	0.1%	24.4	0.1%
Total investments	$23,367.3	100.0%	$23,267.1	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of June 30, 2009.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses(2)	Value
Fixed maturities:
	U.S. Treasuries	$1,010.4	$2.1	$1.9	$1,010.6
	U.S. government agencies
	and authorities	26.1	0.1	1.4	24.8
	State, municipalities, and
	political subdivisions	38.0	0.4	6.6	31.8

	U.S. corporate securities:
	Public utilities	1,278.4	24.8	43.6	1,259.6
	Other corporate securities	4,724.9	99.3	279.2	4,545.0
	Total U.S. corporate securities	6,003.3	124.1	322.8	5,804.6

	Foreign securities(1):
	Government	237.8	8.3	20.6	225.5
	Other	2,908.3	63.0	185.7	2,785.6
	Total foreign securities	3,146.1	71.3	206.3	3,011.1

	Residential mortgage-backed securities	2,626.6	141.6	340.5	2,427.7
	Commercial mortgage-backed securities	3,573.7	5.6	859.4	2,719.9
	Other asset-backed securities	1,355.1	2.8	491.6	866.3

	Total fixed maturities, including
	securities pledged	17,779.3	348.0	2,230.5	15,896.8
	Less: securities pledged	861.2	11.6	16.0	856.8
Total fixed maturities		$16,918.1	$336.4	$2,214.5	$15,040.0
(1)	Primarily U.S. dollar denominated.
(2)	Includes other-than-temporary impairments, which are detailed in the Recently Adopted Accounting Standards and the
	Investments footnotes.

Fixed maturities, available-for-sale, were as follows as of December 31, 2008.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses	Value
Fixed maturities:
	U.S. Treasuries	$1,109.3	$74.2	$0.3	$1,183.2
	U.S. government agencies and authorities	267.3	20.8	0.8	287.3
	State, municipalities, and political subdivisions	48.2	0.3	9.1	39.4

	U.S. corporate securities:
	Public utilities	1,452.2	5.6	133.1	1,324.7
	Other corporate securities	5,570.9	68.5	634.1	5,005.3
	Total U.S. corporate securities	7,023.1	74.1	767.2	6,330.0

	Foreign securities(1):
	Government	426.7	3.3	65.4	364.6
	Other	3,145.5	11.4	411.0	2,745.9
	Total foreign securities	3,572.2	14.7	476.4	3,110.5

	Residential mortgage-backed securities	4,264.0	122.4	803.0	3,583.4
	Commercial mortgage-backed securities	3,585.9	-	1,028.0	2,557.9
	Other asset-backed securities	1,500.2	9.2	464.9	1,044.5

	Total fixed maturities, including securities pledged	21,370.2	315.7	3,549.7	18,136.2
	Less: securities pledged	1,141.2	57.4	29.9	1,168.7
Total fixed maturities		$20,229.0	$253.8	$3,519.8	$16,967.5
(1)	Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at June 30, 2009 and December 31, 2008, respectively. Ratings are calculated using a rating hierarchy that considers Standard and Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows at June 30, 2009 and December 31, 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$6,363.3	40.0%	$7,353.4	41.3%
AA	675.7	4.3%	938.8	5.3%
A	2,995.5	18.8%	3,140.7	17.7%
BBB	4,989.5	31.4%	5,262.3	29.6%
BB	541.8	3.4%	639.3	3.6%
B and below	331.0	2.1%	444.8	2.5%
Total	$15,896.8	100.0%	$17,779.3	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$8,010.5	44.2%	$9,586.7	44.9%
AA	917.9	5.1%	1,115.2	5.2%
A	3,452.1	19.0%	3,774.0	17.7%
BBB	4,966.6	27.4%	5,810.7	27.2%
BB	532.2	2.9%	678.1	3.1%
B and below	256.9	1.4%	405.5	1.9%
Total	$18,136.2	100.0%	$21,370.2	100.0%

94.5% and 95.7% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at June 30, 2009 and December 31, 2008, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, including securities pledged to creditors, by market sector were as follows at June 30, 2009 and December 31, 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,010.6	6.4%	$1,010.4	5.7%
U.S. government agencies and authorities	24.8	0.2%	26.1	0.1%
U.S. corporate, state, and municipalities	5,836.4	36.7%	6,041.3	34.0%
Foreign	3,011.1	18.9%	3,146.1	17.7%
Residential mortgage-backed	2,427.7	15.3%	2,626.6	14.8%
Commercial mortgage-backed	2,719.9	17.1%	3,573.7	20.1%
Other asset-backed	866.3	5.4%	1,355.1	7.6%
Total	$15,896.8	100.0%	$17,779.3	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,183.2	6.5%	$1,109.3	5.2%
U.S. government agencies and authorities	287.3	1.6%	267.3	1.2%
U.S. corporate, state, and municipalities	6,369.4	35.1%	7,071.3	33.1%
Foreign	3,110.5	17.1%	3,572.2	16.7%
Residential mortgage-backed	3,583.4	19.8%	4,264.0	20.0%
Commercial mortgage-backed	2,557.9	14.1%	3,585.9	16.8%
Other asset-backed	1,044.5	5.8%	1,500.2	7.0%
Total	$18,136.2	100.0%	$21,370.2	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of June 30, 2009, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$701.3	$691.1
After one year through five years	4,282.1	4,240.3
After five years through ten years	2,557.4	2,483.0
After ten years	2,683.1	2,468.5
Mortgage-backed securities	6,200.3	5,147.6
Other asset-backed securities	1,355.1	866.3
Less: securities pledged	861.2	856.8
Fixed maturities, excluding securities pledged	$16,918.1	$15,040.0

Subprime and Alt-A Mortgage Exposure

Since the third quarter of 2007, credit markets have become more turbulent amid concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”). This resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets. Although some improvement in credit markets has occurred in the second quarter of 2009, these challenging conditions largely remain.

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

Trading activity for the Company’s RMBS, particularly subprime and Alt-A RMBS, declined during 2008 as a result of the dislocation of the credit markets. During 2008 and 2009, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008 and remained suppressed in 2009. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive, and continues to believe that the market remains largely inactive in 2009. The Company did not change its valuation procedures as a result of determining that the market was inactive.

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of June 30, 2009 and December 31, 2008.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above. As of June 30, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $408.3 and $390.1, respectively, representing 2.6% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $520.2 and $312.3, respectively, representing 2.9% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of June 30, 2009 and December 31, 2008:

2009				2008
% of Total				% of Total
Subprime				Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	51.6%	2007	36.2%	AAA	57.8%	2007	35.9%
AA	33.5%	2006	8.1%	AA	27.0%	2006	9.6%
A	7.3%	2005 and prior	55.7%	A	7.5%	2005 and prior	54.5%
BBB	3.1%		100.0%	BBB	2.5%		100.0%
BB and below	4.5%			BB and below	5.2%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of June 30, 2009, the fair value and gross unrealized losses aggregated to $206.6 and $129.9, respectively, representing 1.3% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses aggregated to $846.0 and $513.8, respectively, representing 4.7% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of June 30, 2009 and December 31, 2008:

2009				2008
				% of Total
Alt-A				Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	46.1%	2007	32.5%	AAA	80.7%	2007	29.8%
AA	2.0%	2006	28.8%	AA	2.1%	2006	20.6%
A	9.0%	2005 and prior	38.7%	A	3.4%	2005 and prior	49.6%
BBB	5.0%		100.0%	BBB	2.6%		100.0%
BB and below	37.9%			BB and below	11.2%
	100.0%				100.0%

The change in exposure to Alt-A mortgages was due to the transfer of an economic interest in 80% of the Alt-A RMBS portfolio to the Dutch State during the first quarter of 2009. On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-up Facility (the “Back-up Facility”) covering 80% of ING’s Alt-A residential mortgage-backed securities (“Alt-A RMBS”). Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Back-Up Facility is accounted for as a loan receivable for U.S. GAAP and is reported in Loan - Dutch State obligation on the Condensed Balance Sheets.

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

As of June 30, 2009 and December 31, 2008, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $2.7 billion and $2.6 billion, respectively, and other ABS, excluding subprime exposure, totaled $461.2 and $526.3, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of June 30, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 49.7%, 34.1%, and 5.3%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2008, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 45.0%, 29.3%, and 10.2%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of June 30, 2009 and December 31, 2008:

2009				2008
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	97.0%	2008	0.3%	AAA	98.0%	2008	0.3%
AA	1.2%	2007	29.7%	AA	0.9%	2007	29.1%
A	1.0%	2006	27.2%	A	0.5%	2006	27.7%
BBB	0.7%	2005 and prior	42.8%	BBB	0.5%	2005 and prior	42.9%
BB and below	0.1%		100.0%	BB and below	0.1%		100.0%
	100.0%				100.0%

The following tables summarize the Company’s exposure to Other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of June 30, 2009 and December 31, 2008:

2009				2008
% of Total Other ABS		Vintage		% of Total Other ABS		Vintage
AAA	47.3%	2008	0.0%	AAA	56.6%	2008	1.5%
AA	4.5%	2007	7.7%	AA	18.0%	2007	20.6%
A	12.2%	2006	31.3%	A	7.3%	2006	18.7%
BBB	34.2%	2005 and prior	61.0%	BBB	15.2%	2005 and prior	59.2%
BB and below	1.8%		100.0%	BB and below	2.9%		100.0%
	100.0%				100.0%

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $3,740.3 and $3,923.3 at June 30, 2009 and December 31, 2008, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. At June 30, 2009 and December 31, 2008, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 25.0% and 25.1% of properties in California at June 30, 2009 and December 31, 2008, respectively.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at June 30, 2009 and December 31, 2008.

	2009				2008
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$656.7	29.4%	$84.8	3.8%	$645.7	18.2%	$115.6	3.3%
More than six months
and less than twelve
months below
amortized cost	265.5	11.9%	32.6	1.5%	828.3	23.3%	85.7	2.4%
More than twelve months
below amortized cost	1,063.9	47.7%	127.0	5.7%	1,776.4	50.0%	98.0	2.8%
Total unrealized capital loss	$1,986.1	89.0%	$244.4	11.0%	$3,250.4	91.5%	$299.3	8.5%

Unrealized capital losses in fixed maturities at June 30, 2009 and December 31, 2008, were primarily related to the effects of interest rate movement or changes in credit spreads on mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following tables summarize the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at June 30, 2009 and December 31, 2008.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2009	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$61.2	$50.2	$427.6	$539.0
Mortgage and other asset-backed
securities	680.3	247.9	763.3	1,691.5
Total unrealized capital loss	$741.5	$298.1	$1,190.9	$2,230.5
Fair value	$1,296.7	$1,933.5	$6,620.3	$9,850.5

2008
Interest rate or spread widening	$198.7	$538.4	$516.7	$1,253.8
Mortgage and other asset-backed
securities	562.6	375.6	1,357.7	2,295.9
Total unrealized capital loss	$761.3	$914.0	$1,874.4	$3,549.7
Fair value	$4,350.9	$4,522.0	$4,551.9	$13,424.8

Unrealized capital losses, along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at June 30, 2009 and December 31, 2008.

			More Than
	Less Than		Six Months and		More Than
	Six Months		Less Than Twelve		Twelve Months
	Below		Months Below		Below		Total Unrealized
	Amortized Cost		Amortized Cost		Amortized Cost		Capital Loss
	Fair		Fair		Fair		Fair
	Value	Loss	Value	Loss	Value	Loss	Value	Loss
2009
U.S. Treasuries	$9.9	$0.1	$217.3	$1.8	$-	$-	$227.2	$1.9
U.S. government
agencies and
authorities	23.7	1.4	-	-	-	-	23.7	1.4
U.S. corporate, state,
and municipalities	239.0	28.8	706.7	35.7	2,357.8	264.9	3,303.5	329.4
Foreign	99.3	30.9	159.2	12.7	1,376.2	162.7	1,634.7	206.3
Residential mortgage-
backed	298.1	165.0	171.5	43.2	767.4	132.3	1,237.0	340.5
Commercial mortgage-
backed	505.7	392.9	527.1	88.6	1,599.0	377.9	2,631.8	859.4
Other asset-backed	121.0	122.4	151.7	116.1	519.9	253.1	792.6	491.6
Total unrealized
capital loss	$1,296.7	$741.5	$1,933.5	$298.1	$6,620.3	$1,190.9	$9,850.5	$2,230.5

2008
U.S. Treasuries	$254.0	$0.3	$-	$-	$-	$-	$254.0	$0.3
U.S. government
agencies and
authorities	3.6	0.3	7.1	0.5	-	-	10.7	0.8
U.S. corporate, state,
and municipalities	1,639.4	139.3	1,996.5	337.2	1,233.3	299.8	4,869.2	776.3
Foreign	695.1	58.8	1,145.7	200.7	818.2	216.9	2,659.0	476.4
Residential mortgage-
backed	884.6	307.3	433.8	75.5	758.4	420.2	2,076.8	803.0
Commercial mortgage-
backed	562.5	113.6	795.5	262.2	1,180.7	652.2	2,538.7	1,028.0
Other asset-backed	311.7	141.7	143.4	37.9	561.3	285.3	1,016.4	464.9
Total unrealized
capital loss	$4,350.9	$761.3	$4,522.0	$914.0	$4,551.9	$1,874.4	$13,424.8	$3,549.7

Of the unrealized losses aged more than twelve months, the average market value of the related fixed maturities was 84.8% of the average book value as of June 30, 2009. In addition, this category includes 2,100 securities, which have an average quality rating of A+.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for June 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
Less than six months below
amortized cost	$561.8	$1,476.4	$25.5	$716.0	221	226
More than six months and
less than twelve months
below amortized cost	1,647.6	584.0	76.6	221.5	675	200
More than twelve months
below amortized cost	5,380.2	2,431.0	353.0	837.9	1,332	768
Total	$7,589.6	$4,491.4	$455.1	$1,775.4	2,228	1,194

2008
Less than six months below
amortized cost	$3,491.8	$1,620.4	$189.8	$571.5	1,289	580
More than six months and
less than twelve months
below amortized cost	3,210.2	2,225.8	260.5	653.5	963	899
More than twelve months
below amortized cost	1,857.6	4,568.7	162.2	1,712.2	425	1,074
Total	$8,559.6	$8,414.9	$612.5	$2,937.2	2,677	2,553

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value decline below amortized cost by greater than or less than 20% were as follows for June 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$229.1	$-	$1.9	$-	13	-
U.S. government agencies
and authorities	25.1	-	1.4	-	4	-
U.S. corporate, state and
municipalities	2,965.1	667.8	144.6	184.8	1,089	280
Foreign	1,450.6	390.4	79.6	126.7	746	360
Residential mortgage-backed	834.3	743.2	39.0	301.5	134	190
Commercial mortgage-backed	1,755.8	1,735.4	165.8	693.6	171	132
Other asset-backed	329.6	954.6	22.8	468.8	71	232
Total	$7,589.6	$4,491.4	$455.1	$1,775.4	2,228	1,194

2008
U.S. Treasuries	$254.3	$-	$0.3	$-	16	-
U.S. government agencies
and authorities	11.5	-	0.8	-	25	-
U.S. corporate, state and
municipalities	3,955.9	1,689.6	288.1	488.2	1,336	1,073
Foreign	2,000.1	1,135.3	134.0	342.4	875	827
Residential mortgage-backed	1,193.3	1,686.5	76.0	727.0	201	189
Commercial mortgage-backed	718.4	2,848.3	77.7	950.3	121	216
Other asset-backed	426.1	1,055.2	35.6	429.3	103	248
Total	$8,559.6	$8,414.9	$612.5	$2,937.2	2,677	2,553

For the six months ended June 30, 2009, unrealized capital losses on fixed maturities decreased by $1,319.2 primarily due to a slight reduction in credit spreads and the derecognition of 80% of the Alt-A RMBS securities owned by the Company as a result of the Alt-A transaction with the Dutch State.

At June 30, 2009 and December 31, 2008, the Company held 29 and 53 fixed maturities, respectively, with unrealized capital losses in excess of $10 million. At June 30, 2009, the unrealized capital losses on these fixed maturities equaled $514.1, or 23.0% of the total unrealized capital losses. The unrealized capital losses on these fixed maturities equaled $890.8, or 25.1% of the total unrealized capital losses, as of December 31, 2008.

All securities with fair values less than amortized cost are included in the Company's other-than-temporary impairment analysis, and impairments were recognized as disclosed in "Other-Than-Temporary Impairments," which follows this section. Management determined that no additional recognition of the unrealized loss as an other-than-temporary impairment was necessary.

Other-Than-Temporary Impairments

The Company analyzes its general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.

When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance our investment portfolio and sales of investments to meet cash flow needs.

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Condensed Statements of Operations as an other-than-temporary impairment ("OTTI"). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) on the Condensed Statements of Operations.  The noncredit impairment is recorded in Other comprehensive income (loss) on the Condensed Balance Sheets in accordance with the requirements of FSP FAS 115-2 and FAS 124-2.

In order to determine the amount of the OTTI of a security that is considered a credit impairment, we estimate the recovery value by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security. The effective interest rate is the original yield for a fixed rate security or current coupon yield for a floating rate security.

The following tables identify the Company’s credit and intent impairments included in the Condensed Consolidated Statement of Operations, excluding noncredit impairments included in Other comprehensive income (loss), by type for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$80.5	10	$-	-
U.S. corporate	9.1	11	17.5	37
Foreign(1)	6.2	7	17.3	11
Residential mortgage-backed	9.0	29	26.5	11
Other asset-backed	13.9	12	13.9	19
Equity securities	1.2	1	2.8	1
Mortgage loans on real estate	0.5	1	3.0	1
Limited partnerships	0.4	1	-	-
Total	$120.8	72	$81.0	80
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$114.7	13	$-	-
U.S. corporate	50.4	49	44.4	87
Foreign(1)	24.2	31	57.1	35
Residential mortgage-backed	100.9	85	41.8	18
Other asset-backed	126.7	39	41.5	42
Equity securities	3.3	5	2.8	1
Mortgage loans on real estate	0.5	1	3.0	1
Limited partnerships	0.4	1	0.5	1
Total	$421.1	224	$191.1	185
(1) Primarily U.S. dollar denominated.

The above schedules include $29.7 and $109.9 for the three and six months ended June 30, 2009, respectively, and $62.0 and $112.7 for the three and six months ended June 30, 2008, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs reflected in the schedules above are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$80.5	10	$-	-
U.S. corporate	7.0	10	14.6	35
Foreign(1)	3.6	6	4.4	6
Residential mortgage-backed	-	-	-	-
Other asset-backed	-	-	-	-
Total	$91.1	26	$19.0	41
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$114.7	13	$-	-
U.S. corporate	42.7	34	34.1	74
Foreign(1)	21.6	30	44.2	30
Residential mortgage-backed	23.1	8	0.1	2
Other asset-backed	109.1	11	-	-
Total	$311.2	96	$78.4	106
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following table identifies the noncredit impairments recognized in Accumulated other comprehensive income (loss) by type for the three and six months ended June 30, 2009. No difference exists between the three and six months ended June 30, 2009 figures, as this treatment was effective April 1, 2009, with the implementation of FSP FAS 115-2 and FAS 124-2.

	Three and Six Months Ended
	June 30, 2009
		No. of
	Impairment	Securities
U.S. Corporate	$2.1	3
Foreign(1)	0.4	6
Residential mortgage-backed	75.0	33
Other asset-backed	7.4	14
Total	$84.9	56
(1) Primarily U.S. dollar denominated.

The remaining fair value of fixed maturities with other-than-temporary impairments as of June 30, 2009 and 2008 was $2,103.8 and $2,373.4, respectively.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(118.7) at 2009	$(25.6)	$(100.8)
Equity securities, available-for-sale, including net OTTI
of $(1.2) at 2009	2.2	(9.2)
Derivatives	(878.5)	15.1
Other investments, including net OTTI of $(0.9) at 2009	(0.8)	(3.2)
Net realized capital losses	$(902.7)	$(98.1)
After-tax net realized capital losses	$(586.8)	$(63.8)

	Six Months Ended June 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(416.9) at 2009	$(258.0)	$(148.7)
Equity securities, available-for-sale, including net OTTI
of $(3.3) at 2009	0.2	(8.8)
Derivatives	(793.6)	(207.9)
Other investments, including net OTTI of $(0.9) at 2009	(3.1)	(3.8)
Net realized capital losses	$(1,054.5)	$(369.2)
After-tax net realized capital losses	$(658.4)	$(240.0)

Total net realized capital losses increased for the three and six months ended June 30, 2009, primarily due to losses on futures related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital. The futures were in a short position, and as such, their fair value decreased when equity markets rose during the three and six months ended June 30, 2009, respectively. In addition, the Company experienced higher losses on fixed maturities driven by the rise in interest rates. These losses were partially offset by the reduction in other-than-temporary impairments due to the implementation of FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. Year-to-date losses were partially offset by a gain on the sale of Alt-A residential mortgage-backed securities to the Dutch State during the first quarter of 2009 and net gains on sales of fixed maturities.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Sources and Uses of Liquidity

The Company’s principal available sources of liquidity are annuity product charges, GIC and fixed annuity deposits and funding agreements, investment income, proceeds from the maturing and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, securities lending, reinsurance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, payments under guaranteed death and living benefits, investment purchases, repayment of debt, and contract maturities, withdrawals, and surrenders.

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents, and short-term investments. Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contractowner behavior, market value of general account assets, and variable separate account performance. Contractowners bear the investment risk related to variable annuity products, subject to the minimum guaranteed death and living benefits included in these contracts.

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of June 30, 2009, the Company had net derivative liabilities with a fair value of $649.1.

2009 Initiatives

In the first half of 2009, ING USA took certain actions to reduce its exposure to interest rate and market risks. These actions included revisions to variable annuity guaranteed benefits for new business, reducing the minimum guarantee contract rate on new and existing fixed indexed annuities business, changes to certain products, reassessment of the investment strategy, hedging certain funds which previously were not hedged, and continuing a hedging program that was started during the fourth quarter of 2008 to mitigate the impact of potential declines in equity markets and their impact on regulatory capital. During the balance of 2009, ING USA will be monitoring these initiatives and their financial impacts, and will determine whether further actions are necessary.

On April 9, 2009, ING USA’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products to be sold by ING USA's affiliate, ING Life Insurance and Annuity Company. As part of this strategy, ING USA intends to cease new sales of variable annuity products by year end 2009.

Volatile capital market conditions commencing in the fourth quarter of 2008 and continuing into 2009 presented extraordinary challenges to actuarial reserve valuation methodologies and controls. During the second quarter of 2009, ING USA commenced and is continuing a review and strengthening of its systems, processes and internal controls, including those with respect to actuarial calculations on variable annuity products under statutory and other bases of accounting.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the prior December 31. As of June 30, 2009, the Company had an outstanding receivable of $753.6 with ING AIH under the reciprocal loan agreement. As of December 31, 2008, the Company had no amounts outstanding under the reciprocal loan agreement.

▪	A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of June 30, 2009 and December 31, 2008, the Company had no amounts outstanding under the revolving note facility.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. As of June 30, 2009 and December 31, 2008, the Company had $2,195.0 and $2,995.2, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. As of June 30, 2009 and December 31, 2008, assets with a carrying value of approximately $2,763.8 and $3,341.1, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

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

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Distributions

During the six months ended June 30, 2009 and 2008, the Company received $835.0 and $1.1 billion, respectively, in capital contributions from its Parent.

During the six months ended June 30, 2009 and 2008, the Company did not pay any dividends or return of capital distributions to its Parent.

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on the Back-up Facility covering 80% of ING’s Alt-A RMBS. Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $1.4 billion of the Alt-A RMBS portfolio with respect to the Designated Securities Portfolio (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Back-Up Facility is accounted for as a loan receivable for U.S. GAAP and is reported in Loan - Dutch State obligation on the Condensed Balance Sheets.

Upon the closing of the transaction on March 31, 2009, the Company reduced the unrealized loss balance in Accumulated other comprehensive loss included in Shareholder’s equity by $411.3 and recognized a gain of $117.6, which was reported in Net realized capital losses on the Condensed Statements of Operations.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $18.9 was sold for cash to an affiliate, Lion II. Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $7.9 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital losses on the Condensed Statements of Operations.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of June 30, 2009 and December 31, 2008, the Company held $11.4 and $17.6, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets.

Reinsurance Agreements

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, SLD, effective August 20, 1999. Under the terms of this agreement, the Company facultatively cedes to SLD, from time to time, certain GICs on a 100% coinsurance basis. The value of GIC reserves ceded by the Company under this agreement was $2.0 billion and $2.5 billion at June 30, 2009 and December 31, 2008, respectively. The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that SLD is also a major GIC issuer. Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

The Company entered into an automatic reinsurance agreement with Security Life of Denver International Limited (“SLDI”), an affiliate, dated June 30, 2008, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts, which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. The value of reserves ceded by the Company under this agreement was $801.0 and $732.3 at June 30, 2009 and December 31, 2008, respectively. In addition, a deferred loss on the transaction in the amount of $368.6 is presented in Other Assets on the Condensed Balance Sheets and is amortized over the period of benefit. Effective July 1, 2009, the Company and SLDI entered into an amended and restated reinsurance agreement to change the reinsurance basis of the existing automatic reinsurance agreement dated June 30, 2008 between the Company and SLDI from coinsurance to a combined coinsurance and coinsurance funds withheld basis. To effectuate this transaction, assets with a market value of $3.1 billion were transferred on July 31, 2009 from SLDI to the Company, and the Company deposited those assets into a funds withheld account.

On July 1, 2009, the Company and SLDI also entered into an asset management services agreement pursuant to which SLDI will serve as asset manager for the funds withheld account established under the amended and restated reinsurance agreement, and SLDI will in turn retain its affiliate, ING Investment Management LLC as subadviser with respect to the funds withheld account assets.

The Company entered into a Letter of Intent for a monthly renewable term (“MRT”) reinsurance agreement with Canada Life Assurance Company (“Canada Life”), an unaffiliated Canadian insurance company, effective June 30, 2009. The terms of the agreement call for the Company to cede 90% of its net retained in-force block of group term life business and any new group term life business reinsured from RLI, an affiliate, to Canada Life.

Ratings

On July 9, 2009, S&P downgraded the financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company, to A+ from AA- and removed the rating from CreditWatch with negative implications, where they were placed on April 16, 2009. S&P maintained a negative outlook on the rating of ING U.S., including the Company. In April 2009, S&P announced that it had placed ING U.S., including the Company, on CreditWatch-negative until completion of its evaluation of the effects of ING’s strategic changes on each of its subsidiaries.

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

On August 12, 2009, Fitch Ratings Ltd. (“Fitch”) downgraded its ratings for ING U.S. from AA- to A and kept its outlook at Negative.

In response to weakening global markets, the rating agencies have been continuously reevaluating their ratings of banks and insurance companies around the world. Over the past several quarters, the rating agencies have adjusted their outlook of the financial services industry overall downward, while reviewing the individual ratings they give to specific entities. The downgrades of the Company by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of the Company’s financial strength. In making their ratings decisions the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities, and direct or implied support from parent companies, among other factors.

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

As of June 30, 2009 and December 31, 2008, the guaranteed value of these death benefits in excess of account values was estimated to be $14.9 billion and $16.6 billion, respectively, before reinsurance. The decrease was primarily driven by the increase in the account values of contractowners due to favorable equity market performance in the second quarter of 2009.

As of June 30, 2009, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $13.5 billion, of which $9.0 billion was projected to be covered by the Company’s equity hedging program. At December 31, 2008, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $15.0 billion, of which $10.7 billion was projected to be covered by the Company’s equity hedging program. As of June 30, 2009 and December 31, 2008, the Company recorded a liability of $528.7 and $565.4, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability decreased mainly due to the decrease in expected future claims and the increase to expected future fees attributable to the favorable equity market performance in the second quarter of 2009.

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

▪

Guaranteed Minimum Accumulation Benefit (“GMAB”) - Guarantees that the account value will be at least 100% of the eligible premiums paid by the contractowner after 10 years, adjusted for any contract withdrawals (GMAB 10). In the past, the Company offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contractowners, adjusted for contract withdrawals, after 20 years (GMAB 20). The Company has discontinued both of these options for new sales.

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

For the reinsured living benefits, as of June 30, 2009 and December 31, 2008, the guaranteed value of these benefits in excess of account values was estimated to be $11.7 billion and $12.0 billion, respectively, before reinsurance.

Prior to June 30, 2008, the Company utilized an equity hedging program to mitigate risks associated with all living benefits. The non-reinsured living benefits are still covered by the Company’s equity hedging program.

For the non-reinsured living benefits, as of June 30, 2009 and December 31, 2008, the guaranteed value of these benefits in excess of account values was $242.2 and $310.0, respectively. The Company recorded a liability representing the estimated net present value of its future obligations for these benefits of $113.1 and $153.0 as of June 30, 2009 and December 31, 2008, respectively.

Equity Hedging Program: In order to hedge equity risk associated with non-reinsured GMDBs and guaranteed living benefits, the Company enters into futures positions or put options on various public market equity indices chosen to closely replicate contractowner variable fund returns. The Company uses market consistent valuation techniques to establish its derivative position and to rebalance the derivative positions in response to market fluctuations. One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. In the fourth quarter of 2008, the Company began a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital. The Company also administers a hedging program that mitigates both equity risk and equity volatility risk associated with its Principal Guard GMWB product issued in 2005 and beyond. This hedge strategy primarily involves entering into put options. The derivatives under the equity hedging programs do not qualify for hedge accounting under accounting principles generally accepted in the United States (“US GAAP”).

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

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies typically require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Balance Sheets. At June 30, 2009 and December 31, 2008, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $328.7 and $562.8, respectively, and is included in Securities pledged on the Balance

Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $307.5 and $483.1 at June 30, 2009 and December 31, 2008, respectively, and is included in Borrowed money on the Balance Sheets.

In certain instances, fair value of collateral received by the Company may fall below 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions. The Company monitors the fair value of collateral for material declines below the 95% threshold and if deemed necessary, requires additional collateral to restore collateral maintained to 95% of the fair value of securities pledged.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At June 30, 2009 and December 31, 2008, the Company did not have any securities pledged under reverse repurchase agreements. Reverse repurchase agreements would be included in Cash and cash equivalents on the Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at June 30, 2009. The Company believes the counterparties to the dollar roll, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At June 30, 2009 and December 31, 2008, the fair value of loaned securities was $528.1 and $605.9, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

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

In connection with the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State, the European Commission (the "EC") has a six month period to review and assess the competitive impact of the transaction. ING has submitted its proposed plan of restructuring to the EC, consistent with the global business strategy it announced on April 9, 2009. ING and the Dutch State remain in discussions with the EC to address perceived competitive advantages conferred on ING by virtue of state aid provided in the form of a capital infusion of EUR 10 billion on November 12, 2008 and the Alt-A transaction.

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

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the 2008 Annual Report on Form 10-K.

The current financial crisis reached unprecedented levels of market volatility and has adversely affected and may continue to adversely affect the Company’s business and results of operations

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than twelve months, due largely to the stresses affecting the global financial systems, which accelerated significantly in the second half of 2008. The United States has entered a severe recession that is likely to persist throughout and even beyond 2009, despite past and future expected governmental intervention in the world’s major economies. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Economic conditions continued to be volatile in 2009. These market conditions have affected and may continue to affect the Company’s results of operations and investment portfolio since the Company is exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads and equity prices.

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates and minimum credited interest rate guarantees. Changes in interest rates may be caused by either changes in the underlying risk-free rates or changes in the credit spreads required for various levels of risk within the market. A rise in interest rates or widening of credit spreads will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain contractowners may surrender their contracts, requiring the Company to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of the Company’s products, sustained declines in long term interest rates may subject the Company to reinvestment risks, increased hedging costs, and increased costs of guaranteed benefits. As interest rates decline, borrowers may prepay or redeem mortgages and other investments with embedded call options. This may force the Company to reinvest the proceeds at lower interest rates. In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain liabilities, creating asset liability duration mismatches and possibly lower spread income due to minimum interest rate guarantees on certain liabilities.

This market environment has also reduced the liquidity of institutional investors, which has limited their ability to purchase guaranteed investment contracts and funding agreements (collectively “GICs”). These adverse market conditions may constrain the Company’s ability to issue or renew GICs in the near term and may increase the interest costs associated with new contracts.

If issuer credit spreads widen or increase significantly over an extended period of time, it would likely exacerbate these effects, resulting in greater and additional other-than-temporary impairments. In addition, a reduction in market liquidity has made it difficult to value certain of the Company’s securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant changes which could have a material adverse effect on the Company’s results of operations or financial condition.

Another important primary exposure to equity risk relates to the potential for lower earnings associated with variable annuities where fee income is earned based upon the fair value of the assets under management. During the past twelve to eighteen months, the overall declines in equity markets have negatively impacted assets under management. As a result, fee income earned on the value of those assets under management has been negatively impacted. A decline in the equity markets also caused an increase in both hedging costs and costs of guaranteed benefits.

In addition, certain of the Company’s products offer guaranteed benefits which increase the potential benefit exposure should equity markets decline. Due to overall declines in equity markets during 2008 and 2009, the liability for these guaranteed benefits has increased and the Company’s statutory capital position has decreased. While the Company uses reinsurance in combination with derivative instruments to minimize the risk associated with these guaranteed benefits, the Company is liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay, and are subject to the risk that other management procedures prove ineffective or that unanticipated policyholder behavior, combined with sustained adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

While the Company has various sources of liquidity available, sustained adverse market conditions could impact the cost and availability of these borrowing sources, including the utilization of letters of credit through offshore reinsurance agreements and the availability and cost of securities lending or reverse repurchase agreement funding. The Company and its affiliates may not be able to raise sufficient cash as and when required if the financial markets remain in turmoil, and any cash raised may be on unfavorable terms. The Company’s access to bank issued letters of credit could be reduced or only be available on unfavorable terms. Any sales of securities or other assets may be completed on unfavorable terms or cause the Company to incur losses. Once disposed, the Company would lose the potential for market upside on those assets in a market recovery. Without sufficient liquidity, the Company could be forced to curtail certain operations, and the business could suffer.

The Company’s risk management program attempts to balance a number of important factors including regulatory capital, risk based capital, liquidity, earnings, and other factors. Certain actions taken as part of our risk management strategy could result in materially lower or more volatile U.S. GAAP earnings in periods of changes in equity markets

Certain products offered by the Company, especially variable annuities, offer guaranteed benefits such as the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum income benefit (“GMIB”). Although the Company has certain of its guaranteed benefits reinsured or covered under its equity hedging program, for those guarantees not covered by these programs, the Company is exposed to the risk of increased costs and/or liabilities for benefits guaranteed in excess of account values when equity markets decline. During the overall equity market decline which began in 2008 and continued in 2009, our liability for guaranteed benefits increased significantly. The Company’s risk management program is constantly re-evaluated to respond to changing market conditions and achieving the optimal balance and trade-offs among several important factors including regulatory capital, risk based capital, earnings, and other factors. Certain of these strategies could focus the Company’s emphasis on the protection of regulatory capital, risk based capital, liquidity, earnings, and other factors and less on the earnings impact of guarantees, resulting in materially lower or more volatile US GAAP earnings in periods of changing equity market levels. While the Company believes that its risk management program is effective in balancing numerous critical metrics, we are subject to the risk that its strategies and other management procedures prove ineffective or that unexpected policyholder behavior, combined with unfavorable market events, produces losses beyond the scope of the risk management strategies employed, which may have a material adverse effect on our results of operations, financial condition and cash flows.

Regulatory initiatives intended to alleviate the current financial crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect the Company’s results of operations, financial condition and liquidity

In response to the financial crisis affecting the banking system and financial markets, the U.S. federal government has passed new legislation in an effort to stabilize the financial markets, including the American Recovery and Reinvestment Act of 2009 and the Emergency Economic Stabilization Act of 2008. The Company cannot predict with any certainty the effect these actions or any other legislative initiatives will have on the financial markets or on the Company’s business, results of operations, financial condition, and liquidity. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates, which could materially affect the Company’s investments, results of operations and liquidity in ways that are not predictable. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect the Company’s results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, the Company may need to raise additional capital or consider other transactions to manage its capital position or liquidity.

On June 17, 2009, the Obama Administration released a set of proposed regulatory reforms with respect to financial services entities, and the Treasury has been releasing the text of proposed legislation for various elements of such proposed reform (the “Administration Proposal”). As part of a larger effort to strengthen the regulation of the financial services market, the Administration Proposal outlines certain reforms applicable to the insurance industry, including the establishment of an Office of National Insurance within the Treasury Department to monitor all aspects of the insurance industry and the modernization of insurance regulation in accordance with stated principles. The Administration Proposal would also increase the regulation of large insurance holding companies or insurers if it is determined by the Federal Reserve Board that their failure could pose a systemic risk to the financial system (known as “Tier 1 FHCs”). If the Federal Reserve Board ultimately were to determine that ING is a Tier 1 FHC, then the Federal Reserve Board’s supervisory authority would extend to ING and all of its subsidiaries, U.S. and foreign, including subsidiaries that are otherwise regulated such as the Company. Although existing state insurance regulators would remain the primary regulator of the Company and its U.S. insurance company affiliates, the Federal Reserve Board would have the authority to provide its own level of oversight, including subjecting ING, the Company and other ING subsidiaries to: increased capital and liquidity requirements and risk management standards; regulatory reporting to, and supervision and examination by, the Federal Reserve Board; the restrictions of the Bank Holding Company Act on non-financial activities; and a proposed prompt corrective action regime in the event of undercapitalization. Although no legislation has been enacted or regulations promulgated with respect to the Administration Proposal, any legislation or regulatory requirements imposed upon ING or the Company in connection with the Administration Proposal may make it more expensive for the Company to conduct its business, subject the Company to greater regulatory scrutiny and have a material effect on the Company’s results of operations or financial condition.

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

Circumstances associated with implementation of ING Groep’s recently announced global business strategy or the European Commission seeking to impose additional conditions with respect to ING’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition.

On April 9, 2009, the Company's ultimate parent, ING Groep N.V. ("ING") announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING's intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In addition, the capital infusion of EUR 10 billion by the Dutch State and the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State are subject to a six month review by the European Commission (the "EC") to assess its competitive impact. Such review could result in the EC seeking to impose additional conditions on ING's participation in this March transaction, including requesting additional restructuring measures. Various uncertainties and risks are associated with the implementation of various aspects of ING's global business strategy, and with any additional conditions that the EC may seek to impose on ING following its review of the Alt-A transaction, any of which could have an adverse impact on the Company’s business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; policyholder retention; and unforeseen difficulties in transitioning or divesting non-core businesses and geographies or implementing EC requested conditions.

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

The Company is highly dependent on automated systems to record and process Company and contract owner transactions, as well as to calculate reserving requirements, investment asset valuations, and certain other components of the Company’s U.S. GAAP and statutory financial statements. The Company could experience a failure of one of these systems, or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system. The Company could also experience a compromise of its security due to technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its contract owners. In addition, for year end 2008, the Company implemented a new software system to support statutory reserving and other actuarial requirements among other applications. Operating system failures, ineffective system implementation or disruptions or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations, and adversely affect the Company’s internal control over financial reporting, business, results of operations, or financial condition.

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

See Exhibit Index on pages 103-104 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 7, 2009 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By: /s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING USA ANNUITY AND LIFE INSURANCE COMPANY (the “Company”)
Exhibit Index

Exhibit Number	Description of Exhibit

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