Form 10-Q
period 2009-09-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2009-11-16
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
Commission File Number: 333-133154, 333-133076, 333-133153, 333-133155, 333-158928
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of November 6, 2009, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended September 30, 2009

	INDEX

PART I.	FINANCIAL INFORMATION (UNAUDITED)	PAGE

Item 1.	Financial Statements:
	Condensed Statements of Operations	3
	Condensed Balance Sheets	4
	Condensed Statements of Changes in Shareholder's Equity	6
	Condensed Statements of Cash Flows	7
	Notes to Condensed Financial Statements	8

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition	60

Item 4.	Controls and Procedures	100

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	101

Item 1A.	Risk Factors	101

Item 6.	Exhibits	110

Signature		111

Exhibit Index		112

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Net investment income	$378.0	$336.2	$1,082.5	$1,100.2
Fee income	253.7	284.5	680.6	950.3
Premiums	370.2	5.0	626.5	14.3
Net realized capital losses:
Total other-than-temporary impairment
losses	(46.9)	(349.6)	(552.9)	(540.8)
Portion of other-than-temporary
impairment losses recognized in
Other comprehensive income (loss)	6.5	-	91.4	-
Net other-than-temporary impairments
recognized in earnings	(40.4)	(349.6)	(461.5)	(540.8)
Other net realized capital losses	(1,103.4)	(46.2)	(1,736.8)	(224.2)
Total net realized capital losses	(1,143.8)	(395.8)	(2,198.3)	(765.0)
Other (expense) income	(0.6)	(0.1)	0.7	0.1
Total revenue	(142.5)	229.8	192.0	1,299.9
Benefits and expenses:
Interest credited and other benefits
to contractowners	(127.6)	426.9	487.1	974.7
Operating expenses	99.9	75.1	277.2	224.7
Net amortization of deferred policy
acquisition costs and value of
business acquired	(175.8)	171.5	(345.4)	493.2
Interest expense	8.2	8.0	24.6	23.1
Other expense	10.8	13.8	35.1	25.4
Total benefits and expenses	(184.5)	695.3	478.6	1,741.1
Income (loss) before income taxes	42.0	(465.5)	(286.6)	(441.2)
Income tax benefit	(35.4)	(35.7)	(126.3)	(52.4)
Net income (loss)	$77.4	$(429.8)	$(160.3)	$(388.8)

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets
(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $17,465.6 at 2009 and $20,229.0 at 2008)	$16,757.1	$16,967.5
Equity securities, available-for-sale, at fair value
(cost of $211.4 at 2009 and $257.6 at 2008)	215.6	253.9
Short-term investments	1,036.0	111.7
Mortgage loans on real estate	3,593.3	3,923.3
Policy loans	142.5	144.4
Loan - Dutch State obligation	1,064.2	-
Limited partnerships/corporations	290.5	332.9
Derivatives	288.4	340.3
Other investments	23.9	24.4
Securities pledged (amortized cost of $1,212.0 at 2009
and $1,141.2 at 2008)	1,260.6	1,168.7
Total investments	24,672.1	23,267.1
Cash and cash equivalents	1,096.4	610.8
Short-term investments under securities loan agreement,
including collateral delivered	69.5	130.4
Accrued investment income	205.6	214.5
Receivable for securities sold	37.6	9.1
Premium receivable	88.3	303.1
Deposits and reinsurance recoverable from affiliate	4,824.6	5,349.3
Deferred policy acquisition costs	3,599.1	4,205.5
Value of business acquired	111.9	195.1
Sales inducements to contractowners	870.4	624.3
Short-term loan to affiliate	719.3	-
Due from affiliates	53.5	14.5
Current income tax recoverable	356.8	321.1
Other assets	391.8	481.9
Assets held in separate accounts	41,917.6	34,090.8
Total assets	$79,014.5	$69,817.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets
(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$29,117.0	$32,570.7
Payable for securities purchased	14.3	4.1
Payables under securities loan agreement,
including collateral held	93.4	148.0
Borrowed money	308.3	483.1
Notes to affiliates	435.0	435.0
Due to affiliates	142.5	151.7
Deferred income taxes	695.8	35.8
Other liabilities	3,743.8	1,130.8
Liabilities related to separate accounts	41,917.6	34,090.8
Total liabilities	76,467.7	69,050.0

Shareholder's equity:
Common stock (250,000 shares authorized, issued
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,172.3	4,335.4
Accumulated other comprehensive income (loss)	(543.0)	(1,333.7)
Retained earnings (deficit)	(2,085.0)	(2,236.7)
Total shareholder's equity	2,546.8	767.5
Total liabilities and shareholder's equity	$79,014.5	$69,817.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity
(Unaudited)
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2007	$2.5	$4,132.7	$(160.7)	$(855.5)	$3,119.0
Comprehensive income (loss):
Net loss	-	-	-	(388.8)	(388.8)
Other comprehensive loss, net of tax:
Change in net unrealized capital gains
(losses) on securities ($(1,415.4) pretax),
including tax valuation allowance of $8.6	-	-	(911.4)	-	(911.4)
Pension liability ($0.3 pretax)	-	-	0.2	-	0.2
Total comprehensive loss					(1,300.0)
Contribution of capital	-	1,100.0	-	-	1,100.0
Capital distributions paid	-	(900.0)	-	-	(900.0)
Employee share-based payments	-	1.8	-	-	1.8
Balance at September 30, 2008	$2.5	$4,334.5	$(1,071.9)	$(1,244.3)	$2,020.8
Balance at December 31, 2008	$2.5	$4,335.4	$(1,333.7)	$(2,236.7)	$767.5
Activity during the three months ended March 31, 2009:
Total comprehensive income	-	-	343.8	(235.6)	108.2
Contribution of capital	-	835.0	-	-	835.0
Employee share-based payments	-	0.6	-	-	0.6
Balance at March 31, 2009	2.5	5,171.0	(989.9)	(2,472.3)	1,711.3
Cumulative effect of change in accounting
principle, net of DAC and tax	-	-	(312.0)	312.0	-
Balance at April 1, 2009	2.5	5,171.0	(1,301.9)	(2,160.3)	1,711.3
Comprehensive income:
Net income	-	-	-	75.3	75.3
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains (losses)
on securities ($1,072.8 pretax), including
change in tax valuation allowance of $(136.5)	-	-	833.7	-	833.7
Portion of other-than-temporary impairment
losses recognized in other comprehensive
income (loss) ($(91.4) pretax), including
change in tax valuation allowance of $32.0	-	-	(91.4)	-	(91.4)
Change in other-than-temporary impairment
lossess recognized in other comprehensive
income (losses) ($16.4 pretax), including
change in tax valuation allowance of $(5.7)	-	-	16.4	-	16.4
Pension liability ($0.3 pretax)	-	-	0.2	-	0.2
Total comprehensive income					834.2
Employee share-based payments	-	1.3	-	-	1.3
Balance at September 30, 2009	$2.5	$5,172.3	$(543.0)	$(2,085.0)	$2,546.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$2,238.9	$451.1

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	5,991.5	3,740.8
Equity securities, available-for-sale	73.6	156.1
Mortgage loans on real estate	337.5	364.8
Limited partnerships/corporations	42.3	12.8
Derivatives	185.7	193.0
Acquisition of:
Fixed maturities, available-for-sale	(2,263.6)	(2,911.8)
Equity securities, available-for-sale	(10.1)	(221.0)
Mortgage loans on real estate	(30.1)	(606.5)
Limited partnerships/corporations	(23.4)	(202.9)
Derivatives	(2,119.7)	(77.8)
Short-term investments, net	(923.7)	122.4
Policy loans, net	1.9	-
Collateral held (delivered)	6.3	(76.5)
Other investments, net	1.2	1.3
Other, net	-	10.2
Net cash provided by investing activities	1,269.4	504.9

Cash Flows from Financing Activities:
Deposits received for investment contracts	3,298.7	6,018.2
Maturities and withdrawals from investment contracts	(7,500.9)	(6,520.4)
Block of deposits coinsured to affiliate	170.9	165.9
Reinsurance recoverable on investment contracts	1,067.7	(465.2)
Short-term repayments of repurchase agreements, net	(174.8)	(125.0)
Short-term loans to affiliates	(719.3)	(50.0)
Capital contribution from Parent	835.0	1,100.0
Capital distribution to Parent	-	(900.0)
Net cash used in financing activities	(3,022.7)	(776.5)
Net increase in cash and cash equivalents	485.6	179.5
Cash and cash equivalents, beginning of period	610.8	204.4
Cash and cash equivalents, end of period	$1,096.4	$383.9

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

The condensed financial statements and notes as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through November 16, 2009, which is the date the condensed financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 were issued. (See the Subsequent Events footnote.)

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

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,” which confirms that as of July 1, 2009, the “FASB Accounting Standards CodificationTM” (“the Codification” or “ASC”) is the single official source of authoritative, nongovernmental US GAAP. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company adopted the Codification as of July 1, 2009. There was no effect on the Company’s financial condition, results of operations, or cash flows. The Company has revised its disclosures to incorporate references to the Codification topics.

Subsequent Events

In May 2009, the FASB issued new guidance on subsequent events, included in ASC Topic 855, “Subsequent Events,” which establishes:

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

These provisions, as included in ASC Topic 855, were adopted by the Company on June 30, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under US GAAP. The disclosure provisions included in ASC Topic 855 are presented in the Organization and Significant Accounting Policies footnote.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued new guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, included in ASC Topic 820, “Fair Value Measurements and Disclosures,” which confirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In addition, this guidance, as included in ASC 820:

▪	Clarifies factors for determining whether there has been a significant decrease in market activity for an asset or liability;
▪	Requires an entity to determine whether a transaction is not orderly based on the weight of the evidence; and
▪	Requires an entity to disclose in interim and annual periods the input and valuation technique used to measure fair value and any change in valuation technique.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

These provisions, as included in ASC Topic 820, were adopted by the Company on April 1, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that previously applied by the Company under US GAAP.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance on recognition and presentation of other-than-temporary impairments, included in ASC Topic 320, “Investments-Debt and Equity Securities,” which requires:

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

These provisions, as included in ASC Topic 320, were adopted by the Company on April 1, 2009. As a result of implementation, the Company recognized a cumulative effect of change in accounting principle of $312.0 after considering the effects of deferred policy acquisition costs (“DAC”) and income taxes of $(139.1) and $48.6, respectively, as an increase to April 1, 2009 Retained earnings (deficit) with a corresponding decrease to Accumulated other comprehensive income (loss).

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

The disclosure provisions, as included in ASC Topic 320, are presented in the Investments footnote.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance on interim disclosures about fair value of financial instruments, included in ASC Topic 825, “Financial Instruments,” which requires that the fair value of financial instruments be disclosed in an entity’s interim financial statements, as well as in annual financial statements. The provisions included in ASC Topic 825 also require that fair value information be presented with the related carrying value and that the method and significant assumptions used to estimate fair value, as well as changes in method and significant assumptions, be disclosed.

These provisions, as included in ASC Topic 825, were adopted by the Company on April 1, 2009 and are presented in the Financial Instruments footnote. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities, included in ASC Topic 815, “Derivatives and Hedging,” which requires enhanced disclosures about objectives and strategies for using derivatives, fair value amounts of and gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements, including:

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

▪	How and why derivative instruments are used;
▪	How derivative instruments and related hedged items are accounted for under US GAAP for derivative and hedging activities; and
▪	How derivative instruments and related hedged items affect an entity’s financial statements.

These provisions, as included in ASC Topic 815, were adopted by the Company on January 1, 2009 and are included in the Financial Instruments footnote. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under ASC Topic 815, as the Company has not historically sought hedge accounting treatment.

Business Combinations

In December 2007, the FASB issued new guidance on business combinations, included in ASC Topic 805, “Business Combinations.” ASC Topic 805 requires most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at full fair value as of the acquisition date, even for acquisitions achieved in stages. In addition, the guidance requires:

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

These provisions, as included in ASC Topic 805, also amend or eliminate various other authoritative literature.

In addition, in April 2009, the FASB issued new guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which rescinds requirements to recognize contingent assets and liabilities acquired in a business combination at fair value on the acquisition date, and reinstates certain previous guidance to value many of those contingencies under ASC Topic 450, “Contingencies.”

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

These provisions, as included in ASC Topic 805, were adopted by the Company on January 1, 2009. The Company determined, however, that there was no impact as of September 30, 2009, as there have been no acquisitions for the three or nine month periods ended September 30, 2009.

Equity Method Investment Accounting

In November 2008, a consensus was reached on new guidance on equity method investment accounting considerations, included in ASC Topic 323, “Investments-Equity Method and Joint Ventures,” which requires, among other provisions, that:

▪	Equity method investments be initially measured at cost;
▪	Contingent consideration only be included in the initial measurement;
▪	An investor recognize its share of any impairment charge recorded by the equity investee; and
▪	An investor account for a share issuance by an equity investee as if the investor had sold a proportionate share of its investment.

These provisions, as included in ASC Topic 323, were adopted by the Company on January 1, 2009. The Company determined, however, that there was no impact as of September 30, 2009, as there have been no acquisitions or changes in ownership for the three or nine month periods ended September 30, 2009.

3.	New Accounting Pronouncements

Measuring the Fair Value of Certain Alternative Investments

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-12, “Fair Value Measurements and Disclosures (ASC Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”), which allows the use of net asset value to estimate the fair value of certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. In addition, ASU 2009-12 requires disclosures about the attributes of such investments.

The provisions of ASU 2009-12 are effective for the first reporting period beginning after December 15, 2009, and for subsequent interim and annual reporting periods. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2009-12.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Measuring Liabilities at Fair Value

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (ASC Topic 820): Measuring Liabilities at Fair Value” (“ASU 2009-05”), which clarifies that in circumstances where a quoted price in an active market for an identical liability is not available, one of the following techniques should be used to measure a liability’s fair value:

▪	The quoted price of the identical liability when traded as an asset; or
▪	Quoted prices for similar liabilities or similar liabilities traded as assets; or
▪	Another valuation technique consistent with the principles of ASC Topic 820, such as the income approach or a market approach.

ASU 2009-05 also clarifies that restrictions preventing the transfer of a liability should not be considered as an adjustment in the measurement of its fair value.

The provisions of ASU 2009-05 are effective as of the first reporting period beginning after August 26, 2009, and for subsequent interim and annual reporting periods. The Company does not anticipate an impact due to adoption of the provisions of ASU 2009-05.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued FAS 167, “Consolidation of Variable Interest Entities, an amendment to FIN 46(R),” not yet codified in the FASB ASC, which eliminates the exemption for qualifying special-purpose entities ("QSPEs"), as well as amends the consolidation guidance for variable interest entities (“VIEs”), as follows:

▪

Removes the quantitative-based assessment for consolidation of VIEs and, instead, requires a qualitative assessment of whether an entity has the power to direct the VIE’s activities, and whether the entity has the obligation to absorb losses or the right to receive benefits that could be significant to the VIE; and

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

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140,” not yet codified in the FASB ASC, which eliminates the QSPE concept and requires a transferor of financial assets to:

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

4.	Financial Instruments

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$3,393.7	$12,648.8	$1,975.2	$18,017.7
Equity securities, available-for-sale	215.6	-	-	215.6
Other investments (primarily derivatives)	-	68.6	219.8	288.4
Cash and cash equivalents, short-term investments, and
short-term investments under securities loan agreement	2,201.9	-	-	2,201.9
Assets held in separate accounts	41,917.6	-	-	41,917.6
Total	$47,728.8	$12,717.4	$2,195.0	$62,641.2

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	$-	$-	$901.0	$901.0
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB" and "GMAB")	-	-	85.0	85.0
Other liabilities (primarily derivatives)	-	458.5	123.7	582.2
Embedded derivative on reinsurance	-	51.6	-	51.6
Total	$-	$510.1	$1,109.7	$1,619.8
(1)	Level 3 net assets and liabilities accounted for 1.8% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 5.7%.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	2008
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$1,183.3	$14,363.3	$2,589.6	$18,136.2
Equity securities, available-for-sale	253.9	-	-	253.9
Other investments (primarily derivatives)	-	164.1	176.2	340.3
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	852.9	-	-	852.9
Assets held in separate accounts	34,090.8	-	-	34,090.8
Total	$36,380.9	$14,527.4	$2,765.8	$53,674.1

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIAs")	-	-	638.9	638.9
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB" and
"GMAB")	-	-	153.0	153.0
Other liabilities (primarily derivatives)	-	614.0	166.2	780.2
Total	$-	$614.0	$958.1	$1,572.1

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

Valuation of Financial Assets and Liabilities

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third party commercial pricing services, brokers, and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from brokers and third-party commercial pricing services are non-binding. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.

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

Fair values of privately placed bonds are determined using a matrix-based pricing model and are classified as Level 2 assets. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company’s evaluation of the borrower’s ability to compete in its relevant market. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

The fair values for certain collateralized mortgage obligations (“CMO-Bs”) are determined by taking the average of broker quotes when more than one broker quote is provided. Approximately three brokers are currently providing quotes for these securities. A few of the CMO-Bs are priced by the originating broker due to the complexity and unique characteristics of the assets. CMO-Bs that are not backed by government agencies are classified as Level 3 assets due to the lack of corroborating evidence to support a higher level and the inactivity of the market for these bonds. However, CMO-Bs which are backed by government agencies are classified as Level 2, as the market remains largely active for these securities.

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A mortgage-backed securities, declined during 2008 as a result of the dislocation of the credit markets. During 2008 and 2009, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A mortgage-backed securities was inactive. The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive. While the market for subprime and Alt-A mortgage-backed securities remained largely inactive in the first half of 2009 compared to prior years, the Company noted an increase in activity during the third

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

quarter of 2009. However, the Company determined that the securities should remain within Level 3 of the valuation hierarchy as its overall assessment of the market is that it continues to be largely inactive. The Company will continue to monitor market activity to determine proper classification in the valuation hierarchy.

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At September 30, 2009, $268.7 and $12.6 billion of a total of $18.0 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted of privately placed bonds valued using a matrix-based pricing model and certain CMO-Bs valued using average broker quotes.

Generally, the Company does not obtain more than one vendor price from pricing services per instrument. The Company uses a hierarchy process in which prices are obtained from a primary vendor, and, if that vendor is unable to provide the price, the next vendor in the hierarchy is contacted until a price is obtained or it is determined that a price cannot be obtained from a commercial pricing service. When a price cannot be obtained from a commercial pricing service, broker quotes are solicited. The Company currently receives approximately three broker quotes for securities for which prices from a third-party vendor are unobtainable. When more than one broker quote is obtained, the average of quotes received is used for financial statement valuation. All prices and broker quotes obtained go through the review process described above, including valuations for which only one broker quote is obtained. After review, for those instruments where the price is determined to be appropriate, the unadjusted price provided is used for financial statement valuation. If it is determined that the price is questionable, another price may be requested from a different vendor. The internal valuation committee then reviews all prices for the instrument again, along with information from the review, to determine which price best represents “exit price” for the instrument.

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

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts. The underlying investments include mutual funds, short-term investments and cash, the valuations of which are based upon a quoted market price and are classified as Level 1.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Other financial instruments reported as assets and liabilities: The carrying amounts for these financial instruments (primarily derivatives) reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Condensed Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates (“LIBOR”), or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company obtains a key input into the valuation model for puts, calls, and futures from one third party broker. Because the input is not received from multiple brokers, these fair values are not deemed to be calculated based on market observable inputs, and, therefore, these instruments are classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment. The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees. As of September 30, 2009, the credit spreads of ING and the Company decreased by approximately 170 basis points from December 31, 2008, which resulted in changes in the valuation of the reserves for all investment contract guarantees.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Embedded derivative on reinsurance: The carrying value of the embedded derivative is estimated based upon the change in the fair value of the assets supporting the funds withheld payable under the combined coinsurance and coinsurance funds withheld reinsurance agreement between the Company and SLDI. As the fair value of the assets held in trust is based on a quoted market price (Level 1), the fair value of the embedded derivative is based on market observable inputs and is classified as Level 2.

The following disclosures are made in accordance with the requirements of ASC 825, “Financial Instruments,” which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

ASC 825 excludes certain financial instruments, including insurance contracts, and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Loan - Dutch State obligation: The fair value of The State of the Netherlands (the “Dutch State”) loan obligation is estimated utilizing discounted cash flows at market risk-free rates adjusted for credit spreads.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at September 30, 2009 and December 31, 2008.

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$18,017.7	$18,017.7	$18,136.2	$18,136.2
Equity securities, available-for-sale	215.6	215.6	253.9	253.9
Mortgage loans on real estate	3,593.3	3,409.3	3,923.3	3,803.3
Loan - Dutch State obligation	1,064.2	1,017.4	-	-
Policy loans	142.5	142.5	144.4	144.4
Cash, cash equivalents, Short-term
investments, and Short-term
investments under securities loan
agreement	2,201.9	2,201.9	852.9	852.9
Other investments	312.3	325.6	364.7	373.6
Deposits from affiliates	1,776.1	1,924.9	1,947.0	2,025.7
Assets held in separate accounts	41,917.6	41,917.6	34,090.8	34,090.8
Liabilities:
Investment contract liabilities:
Deferred annuities	20,232.5	20,707.3	19,282.5	18,986.2
Guaranteed investment contracts
and funding agreements	3,999.8	4,104.6	6,868.9	6,580.2
Supplementary contracts and
immediate annuities	833.9	814.9	866.5	883.9
Derivatives	582.2	582.2	780.2	780.2
Investment contract guarantees:
Fixed indexed annuities	901.0	901.0	638.9	638.9
Guaranteed minimum withdrawal
and accumulation benefits	85.0	85.0	153.0	153.0
Embedded derivative on reinsurance	51.6	51.6	-	-
Notes to affiliates	435.0	478.3	435.0	407.6

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Level 3 Financial Instruments

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by ASC 820), including but not limited to liquidity spreads for investments within markets deemed not currently active. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In addition, the Company has determined, for certain financial instruments, an active market is such a significant input to determine fair value that the presence of an inactive market may lead to classification in Level 3. In light of the methodologies employed to obtain the fair values of financial assets and liabilities classified as Level 3, additional information is presented below, with particular attention addressed to changes in derivatives, FIAs, and GMWBs and GMABs due to their impacts on the Company’s results of operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and nine months ended September 30, 2009 and 2008.

		Fixed maturities,				Investment
		available-for-sale				Contract Guarantees
		including						GMWB/
		securities pledged		Derivatives		FIA		GMAB
Balance at July 1, 2009		$2,012.6		$13.1		$(662.2)		$(113.1)
	Capital gains (losses):
	Net realized capital gains (losses)	12.3	(1)	(1,744.6)	(3)	(180.6)	(4)	29.6	(4)
	Net unrealized capital gains (losses)(2)	169.0		-		-		-
	Total net realized and unrealized
	capital gains (losses)	181.3		(1,744.6)		(180.6)		29.6
	Purchases, sales, issuances, and
	settlements, net	(232.7)		1,827.6		(58.2)		(1.5)
	Transfers in to Level 3(5)	14.0		-		-		-
Balance at September 30, 2009		$1,975.2		$96.1		$(901.0)		$(85.0)

Balance at July 1, 2008		$1,328.8		$124.5		$(737.1)		$(16.1)
	Capital gains (losses):
	Net realized capital (losses) gains	(1.1)	(1)	(18.3)	(3)	58.2	(4)	(23.1)	(4)
	Net unrealized capital (losses) gains (2)	(37.3)		-		-		-
	Total net realized and unrealized
	capital (losses) gains	(38.4)		(18.3)		58.2		(23.1)
	Purchases, sales, issuances, and
	settlements, net	49.1		(14.3)		(21.1)		(2.2)
	Transfers in to Level 3(5)	1,865.3		-		-		-
Balance at September 30, 2008		$3,204.8		$91.9		$(700.0)		$(41.4)

(1)	This amount is included in Net realized capital gains (losses) with $(11.9) related to amortization of book value
	included in Net investment income on the Condensed Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations and contains
	unrealized gains (losses) on Level 3 derivatives held at September 30, 2009 and 2008. All gains and losses on these Level 3
	assets are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized
	and unrealized gains (losses) separately by security.
(4)	These amounts are included in Interest credited and other benefits to contractowners on the Condensed Statements of
	Operations. All gains and losses on these Level 3 liabilities are classified as realized gains (losses) for the purpose of this
	disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.
(5)	Transfers in to Level 3 represent gross transfers in of $14.0 and $1,865.3 in fixed maturities for the three months ended
	September 30, 2009 and 2008, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

		Fixed maturities,				Investment
		available-for-sale				Contract Guarantees
		including						GMWB/
		securities pledged		Derivatives		FIA		GMAB
Balance at January 1, 2009		$2,589.6		$10.0		$(638.9)		$(153.0)
	Capital gains (losses):
	Net realized capital gains (losses)	127.4	(1)	(1,764.9)	(3)	(168.9)	(4)	72.7	(4)
	Net unrealized capital
	gains (losses)(2)	554.9		-		-		-
	Total net realized and unrealized
	capital gains (losses)	682.3		(1,764.9)		(168.9)		72.7
	Purchases, sales, issuances, and
	settlements, net	(1,674.5)		1,851.0		(93.2)		(4.7)
	Transfers in to Level 3(5)	377.8		-		-		-
Balance at September 30, 2009		$1,975.2		$96.1		$(901.0)		$(85.0)

Balance at January 1, 2008		$1,396.3		$298.2		$(925.6)		$(2.7)
	Capital gains (losses):
	Net realized capital gains (losses)	0.7	(1)	(131.0)	(3)	258.9	(4)	(32.0)	(4)
	Net unrealized capital (losses) gains (2)	(85.4)		-		-		-
	Total net realized and unrealized
	capital (losses) gains	(84.7)		(131.0)		258.9		(32.0)
	Purchases, sales, issuances, and
	settlements, net	27.9		(75.3)		(33.3)		(6.7)
	Transfer in to Level 3(5)	1,865.3		-		-		-
Balance at September 30, 2008		$3,204.8		$91.9		$(700.0)		$(41.4)

(1)	This amount is included in Net realized capital gains (losses) with $(57.7) related to the amortization of book value included
	in Net investment income on the Condensed Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations and contains
	unrealized gains (losses) on Level 3 derivatives held at September 30, 2009 and 2008. All gains and losses on these Level 3
	assets are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized
	and unrealized gains (losses) separately by security.
(4)	These amounts are included in Interest credited and other benefits to contractowners on the Condensed Statements of
	Operations. All gains and losses on these Level 3 liabilities are classified as realized gains (losses) for the purpose of this
	disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.
(5)	Transfers in to Level 3 represent gross transfers in of $377.8 and $1.865.3 in fixed maturities for the nine months ended
	September 30, 2009 and 2008, respectively.

For the three and nine months ended September 30, 2009, the change in value of Level 3 derivatives reflects losses on futures which are used to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, as well as non-reinsured Guaranteed Minimum Death Benefits (“GMDBs”) and guaranteed living benefits. These futures were in a short position, and as such, their fair value decreased when equity

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

markets rose during the second and third quarters of 2009. These futures losses were partially offset by gains on the derivatives that hedge the FIA exposure, due to the increase in equity markets. The losses on the FIA embedded derivatives were also primarily driven by favorable equity market performance. Losses on derivatives were mostly mitigated by an increase in net settlements. For the nine months ended September 30, 2009, the net realized losses attributable to credit risk were $168.3. In addition, Level 3 fixed maturities declined in value primarily due to greater net sales in 2009.

Transfers in to Level 3 for the three and nine months ended September 30, 2009, represent non-agency prime mortgage-backed securities. During the first quarter of 2009, the Company determined that the inactivity of the market for these securities were attributable to the widening of liquidity spreads and the basis for transfer to Level 3.

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

Interest rate caps: Interest rate caps are used to manage the interest rate risk in the Company’s fixed maturity portfolio. Interest rate caps are purchased contracts that are used by the Company to hedge annuity products in an increasing interest rate environment.

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. During 2009, futures contracts were also used as part of a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital. A decrease in equity markets may also negatively impact the Company’s investment in equity securities, and the futures income would serve to offset that effect. In addition, the Company utilizes futures contracts in an anticipatory hedging program to hedge the effects of changes in interest rates related to commitments for future purchases of bonds. Futures contracts are also used to hedge against an increase in certain equity indices. Such increases may result in increased payments to contract holders of fixed indexed annuity contracts, and the futures income would serve to offset this increased expense. The underlying reserve liabilities are valued under ASC 820 and ASC 815. The change in reserve liabilities is recorded in Interest credited and other benefits to contractowners in the Condensed Statements of Operations.

Options: Call options are used to hedge against an increase in the various equity indices. Such increase may result in increased payments to contract holders of fixed indexed annuity contracts, and the options offset this increased expense. Put options are used to hedge the liability associated with embedded derivatives in certain variable annuity contracts and as part of a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital. Both the options and the embedded derivative reserves are carried at fair value.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Embedded derivatives: The Company also has investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into a coinsurance with funds withheld arrangement which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.

The notional amounts and fair values of derivatives were as follows as of September 30, 2009 and December 31, 2008.

	2009			2008
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate caps(1)	122.0	$0.4	$(0.1)	122.0	$0.1	$-	**
Interest rate swaps(1)	6,944.2	60.5	(384.2)	7,130.0	131.7	(565.7)
Foreign exchange swaps(1)	287.3	-	(56.9)	287.3	14.3	(30.3)
Credit default swaps(1)	370.6	0.3	(116.6)	477.0	12.7	(124.8)
Total return swaps(1)	174.0	-	(4.8)	-	-	-
Forwards(1)	668.9	7.4	(1.9)	156.0	1.9	-
Swaptions(1)	580.5	-	-	1,667.5	3.4	-
Futures(1)	4,767.0	9.8	(0.6)	2,593.9	1.4	(36.6)
Options(1)	5,170.7	210.0	(17.1)	3,744.2	174.8	(22.8)
Embedded derivatives:
Within securities(2)	N/A*	73.3	(8.1)	N/A*	103.7	(7.4)
Within retail annuity
products(3)	N/A*	-	(986.0)	N/A*	-	(791.9)
Within reinsurance
agreement(3)	N/A*	-	(51.6)	N/A*	-	-
Total	19,085.2	$361.7	$(1,627.9)	16,177.9	$444.0	$(1,579.5)

* N/A - Not applicable.
** Less than $0.1.
(1)	The fair values of these derivatives are reported in Derivatives or Other liabilities on the Condensed Balance Sheets.
(2)	The fair values of embedded derivatives within securities are reported in Fixed maturities, available-for-sale, on the
Condensed Balance Sheets with the underlying instrument.
(3)	The fair values of embedded derivatives within retail annuity products and reinsurance agreements are reported in Future policy benefits and claim reserves on the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest rate caps(1)	$-	$(0.1)	$0.3	$3.0
Interest rate swaps(1)	(57.5)	(62.3)	(85.6)	(124.9)
Foreign exchange swaps(1)	(17.0)	31.1	(37.0)	15.8
Credit default swaps(1)	(7.9)	30.6	(13.6)	10.3
Total return swaps(1)	(20.1)	-	(42.5)	-
Forwards(1)	(9.8)	9.7	(7.0)	9.7
Swaptions(1)	(0.2)	-	(2.3)	(0.1)
Futures(1)	(984.0)	31.1	(1,689.7)	138.7
Options(1)	(63.4)	(49.9)	(76.1)	(270.2)
Embedded derivatives:
Within securities(1)	4.8	(4.6)	(31.0)	6.5
Within retail annuity products(2)	(96.2)	226.9	(151.0)	35.1
Within reinsurance agreement(2)	(51.6)	-	(51.6)	-
Total	$(1,302.9)	$212.5	$(2,187.1)	$(176.1)
(1)	Changes in value are included in Net realized capital losses on the Condensed Statements of Operations.
(2)	Changes in value are included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds of the entity are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At September 30, 2009, the fair value of

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

credit default swaps of $0.3 and $(116.6) was included in Derivatives and Other liabilities, respectively, on the Condensed Balance Sheets. At December 31, 2008, the fair value of credit default swaps of $12.7 and $(124.8) was included in Derivatives and Other liabilities, respectively, on the Condensed Balance Sheets. As of September 30, 2009 and December 31, 2008, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $130.1 and $143.3, respectively.

5.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of September 30, 2009.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital		Fair
		Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
	U.S. Treasuries	$3,325.7	$68.6	$0.5	$-	$3,393.8
	U.S. government agencies and authorities	31.3	0.2	0.3	-	31.2
	State, municipalities, and political
	subdivisions	47.7	2.9	4.2	-	46.4

	U.S. corporate securities:
	Public utilities	1,050.2	68.4	9.4	-	1,109.2
	Other corporate securities	4,561.7	246.5	111.7	2.1	4,694.4
	Total U.S. corporate securities	5,611.9	314.9	121.1	2.1	5,803.6

	Foreign securities(1):
	Government	448.9	26.5	17.4	-	458.0
	Other	2,882.7	131.1	89.3	0.4	2,924.1
	Total foreign securities	3,331.6	157.6	106.7	0.4	3,382.1

	Residential mortgage-backed securities	1,884.7	177.8	198.3	49.5	1,814.7
	Commercial mortgage-backed securities	3,135.4	20.4	526.5	-	2,629.3
	Other asset-backed securities	1,309.3	7.1	376.8	23.0	916.6

	Total fixed maturities, including
	securities pledged	18,677.6	749.5	1,334.4	75.0	18,017.7
	Less: securities pledged	1,212.0	52.4	3.8	-	1,260.6
Total fixed maturities		17,465.6	697.1	1,330.6	75.0	16,757.1
Equity securities		211.4	5.0	0.8	-	215.6
Total investments, available-for-sale		$17,677.0	$702.1	$1,331.4	$75.0	$16,972.7
(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income.

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
(1) Primarily U.S. dollar denominated.

At September 30, 2009 and December 31, 2008, net unrealized losses were $655.7 and $3,237.7, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities as of September 30, 2009, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$565.7	$562.0
After one year through five years	4,949.0	5,090.9
After five years through ten years	3,613.5	3,737.7
After ten years	3,220.0	3,266.5
Mortgage-backed securities	5,020.1	4,444.0
Other asset-backed securities	1,309.3	916.6
Less: securities pledged	1,212.0	1,260.6
Fixed maturities, excluding securities pledged	$17,465.6	$16,757.1

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at September 30, 2009. At December 31, 2008, the Company had investments with five issuers, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At September 30, 2009 and December 31, 2008, approximately 24.0% and 13.3%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At September 30, 2009 and December 31, 2008, the Company had $1,304.5 and $2,995.2, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. At September 30, 2009 and December 31, 2008, assets with a market value of approximately $2,197.5 and $3,341.1, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Condensed Balance Sheets.

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

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Company Back-Up Facility is accounted for as a loan receivable for US GAAP and is reported in Loan - Dutch State obligation on the Condensed Balance Sheets.

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

As part of the final restructuring plan submitted to the European Commission (“EC”) in connection with its review of the Dutch state aid to ING (the “Restructuring Plan”), ING has agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. Under this new agreement, the terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, will remain unaltered and the additional payments will not be borne by the Company or any other ING U.S. subsidiaries. For a description of the key components of the Restructuring Plan, see the Subsequent Events footnote.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies typically require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Condensed Balance Sheets. At September 30, 2009 and December 31, 2008, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $362.4 and $562.8, respectively, and is included in Securities pledged on the Condensed Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $308.3 and $483.1 at September 30, 2009 and December 31, 2008, respectively, and is included in Borrowed money on the Condensed Balance Sheets.

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

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At September 30, 2009 and December 31, 2008, the Company did not have reverse repurchase agreements. Reverse repurchase agreements would be included in Cash and cash equivalents on the Condensed Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at September 30, 2009. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At September 30, 2009 and December 31, 2008, the fair value of loaned securities was $66.9 and $125.4, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

Variable Interest Entities

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings under current guidance and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary for any of the investments in

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. In addition, the Company may be exposed to the loss of asset management fees it receives for some of these structures. The carrying value of investments in VIEs of $0.8 at September 30, 2009 are included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Statements of Operations.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at September 30, 2009 and December 31, 2008.

	2009				2008
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$148.2	10.5%	$85.2	6.0%	$645.7	18.2%	$115.6	3.3%
More than six months
and less than twelve
months below
amortized cost	410.0	29.1%	133.4	9.5%	828.3	23.3%	85.7	2.4%
More than twelve months
below amortized cost	482.2	34.2%	150.4	10.7%	1,776.4	50.0%	98.0	2.8%
Total unrealized capital loss	$1,040.4	73.8%	$369.0	26.2%	$3,250.4	91.5%	$299.3	8.5%

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses in fixed maturities at September 30, 2009 and December 31, 2008, were primarily related to the effects of interest rate and credit spread movement. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following tables summarize the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at September 30, 2009 and December 31, 2008.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2009	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$43.0	$19.3	$173.0	$235.3
Mortgage and other asset-backed
securities	190.4	524.1	459.6	1,174.1
Total unrealized capital loss	$233.4	$543.4	$632.6	$1,409.4
Fair value	$1,215.0	$1,667.2	$3,064.6	$5,946.8

2008
Interest rate or spread widening	$198.7	$538.4	$516.7	$1,253.8
Mortgage and other asset-backed
securities	562.6	375.6	1,357.7	2,295.9
Total unrealized capital loss	$761.3	$914.0	$1,874.4	$3,549.7
Fair value	$4,350.9	$4,522.0	$4,551.9	$13,424.8

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2009 and December 31, 2008.

			More Than Six
			Months and Less Than		More Than Twelve
	Less Than Six Months		Twelve Months		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
2009
U.S. Treasuries	$-	$-	$176.2	$0.5	$-	$-	$176.2	$0.5
U.S. government
agencies
and authorities	-	-	8.7	0.3	-	-	8.7	0.3
U.S. corporate, state,
and municipalities	243.1	26.1	196.6	8.1	971.7	93.2	1,411.4	127.4
Foreign	152.3	16.9	54.0	10.4	608.4	79.8	814.7	107.1
Residential
mortgage-backed	171.5	85.6	233.7	93.7	307.8	68.5	713.0	247.8
Commercial
mortgage-backed	534.6	68.5	795.5	290.7	741.2	167.3	2,071.3	526.5
Other asset-backed	113.5	36.3	202.5	139.7	435.5	223.8	751.5	399.8
Total	$1,215.0	$233.4	$1,667.2	$543.4	$3,064.6	$632.6	$5,946.8	$1,409.4

2008
U.S. Treasuries	$254.0	$0.3	$-	$-	$-	$-	$254.0	$0.3
U.S. government
agencies
and authorities	3.6	0.3	7.1	0.5	-	-	10.7	0.8
U.S. corporate, state,
and municipalities	1,639.4	139.3	1,996.5	337.2	1,233.3	299.8	4,869.2	776.3
Foreign	695.1	58.8	1,145.7	200.7	818.2	216.9	2,659.0	476.4
Residential
mortgage-backed	884.6	307.3	433.8	75.5	758.4	420.2	2,076.8	803.0
Commercial
mortgage-backed	562.5	113.6	795.5	262.2	1,180.7	652.2	2,538.7	1,028.0
Other asset-backed	311.7	141.7	143.4	37.9	561.3	285.3	1,016.4	464.9
Total	$4,350.9	$761.3	$4,522.0	$914.0	$4,551.9	$1,874.4	$13,424.8	$3,549.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 86.4% of the average book value as of September 30, 2009. In addition, this category includes 578 securities, which have an average quality rating of A.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for September 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
Less than six months below
amortized cost	$1,054.3	$394.1	$47.5	$185.9	111	119
More than six months and
less than twelve months
below amortized cost	926.7	1,283.9	42.8	500.6	100	112
More than twelve months
below amortized cost	2,287.4	1,409.8	152.7	479.9	328	222
Total	$4,268.4	$3,087.8	$243.0	$1,166.4	539	453

2008
Less than six months below
amortized cost	$3,491.8	$1,620.4	$189.8	$571.5	513	232
More than six months and
less than twelve months
below amortized cost	3,210.2	2,225.8	260.5	653.5	462	311
More than twelve months
below amortized cost	1,857.6	4,568.7	162.2	1,712.2	259	502
Total	$8,559.6	$8,414.9	$612.5	$2,937.2	1,234	1,045

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for September 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$176.7	$-	$0.5	$-	11	-
U.S. government agencies
and authorities	9.0	-	0.3	-	2	-
U.S. corporate, state and
municipalities	1,270.4	268.4	63.4	64.0	189	61
Foreign	697.5	224.3	38.8	68.3	100	38
Residential mortgage-backed	396.3	564.5	29.8	218.0	95	138
Commercial mortgage-backed	1,352.2	1,245.6	78.6	447.9	88	72
Other asset-backed	366.3	785.0	31.6	368.2	64	144
Total	$4,268.4	$3,087.8	$243.0	$1,166.4	549	453

2008
U.S. Treasuries	$254.3	$-	$0.3	$-	2	-
U.S. government agencies
and authorities	11.5	-	0.8	-	5	-
U.S. corporate, state and
municipalities	3,955.9	1,689.6	288.1	488.2	631	383
Foreign	2,000.1	1,135.3	134.0	342.4	263	185
Residential mortgage-backed	1,193.3	1,686.5	76.0	727.0	169	153
Commercial mortgage-backed	718.4	2,848.3	77.7	950.3	88	148
Other asset-backed	426.1	1,055.2	35.6	429.3	76	176
Total	$8,559.6	$8,414.9	$612.5	$2,937.2	1,234	1,045

For the nine months ended September 30, 2009, unrealized capital losses on fixed maturities decreased by $2,140.3 primarily due to a narrowing in credit spreads since 2008 and the derecognition of 80% of the Alt-A RMBS securities owned by the Company as a result of the Alt-A transaction with the Dutch State.

At September 30, 2009, the Company had 3 fixed maturities with unrealized capital losses in excess of $10.0. The unrealized capital losses on these fixed maturities equaled $63.6, or 4.5% of the total unrealized losses, as of September 30, 2009. At December 31, 2008, the Company held 53 fixed maturities with unrealized capital losses in excess of $10.0. The unrealized capital losses on these fixed maturities equaled $890.8, or 25.1% of the total unrealized capital losses, as of December 31, 2008.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

All securities with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in “Other-Than-Temporary Impairments,” which follows this section. Management determined that no additional recognition of the unrealized loss as an other-than-temporary impairment was necessary.

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

When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow needs.

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Condensed Statements of Operations as an other-than-temporary impairment (“OTTI”). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) on the Condensed Statements of Operations.  The noncredit impairment is recorded in Other comprehensive income (loss) on the Condensed Balance Sheets in accordance with the requirements of ASC Topic 320.

In order to determine the amount of the OTTI that is considered a credit impairment, the Company estimates the recovery value by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security. The effective interest rate is the original yield for a fixed rate security or current coupon yield for a floating rate security.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company’s credit and intent impairments included in the Condensed Statement of Operations, excluding noncredit impairments included in Other comprehensive income (loss), by type for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$0.9	1	$159.5	81
Foreign(1)	3.1	10	76.6	33
Residential mortgage-backed	5.9	33	87.1	17
Other asset-backed	16.7	13	18.4	15
Equity securities	-	-	6.2	2
Mortgage loans on real estate	13.8	3	1.8	1
Total	$40.4	60	$349.6	149
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$114.7	13	$-	-
U.S. corporate	51.3	50	203.9	168
Foreign(1)	27.3	41	133.7	68
Residential mortgage-backed	106.8	118	128.9	35
Other asset-backed	143.4	52	60.0	57
Equity securities	3.3	5	9.0	3
Mortgage loans on real estate	14.3	4	4.8	1
Limited partnerships	0.4	1	0.5	1
Total	$461.5	284	$540.8	333
(1) Primarily U.S. dollar denominated.

The above schedules include $38.6 and $148.4 for the three and nine months ended September 30, 2009, respectively, and $139.3 and $201.2 for the three and nine months ended September 30, 2008, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs reflected in the schedules above are related to intent impairments.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$0.9	1	$98.2	63
Foreign(1)	0.9	5	29.0	28
Residential mortgage-backed	-	-	67.9	10
Other asset-backed	-	-	15.2	5
Total	$1.8	6	$210.3	106
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$114.7	13	$-	-
U.S. corporate	43.6	35	132.4	137
Foreign(1)	22.5	35	74.5	59
Residential mortgage-backed	23.2	8	85.9	15
Other asset-backed	109.1	11	46.8	25
Total	$313.1	102	$339.6	236
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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table identifies the noncredit impairments recognized in Other comprehensive income (loss) by type for the three and nine months ended September 30, 2009.

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. corporate	$-		-	$2.0	1
Foreign(1)	-	*	3	0.4	3
Residential mortgage-backed	(1.8)		20	73.2	8
Other asset-backed	8.3		12	15.8	17
Total	$6.5		35	$91.4	29
(1) Primarily U.S. dollar denominated.
* Less than $0.1

The remaining fair value of fixed maturities with other-than-temporary impairments as of September 30, 2009 and 2008 was $2,465.9 and $2,428.4, respectively.

The following table identifies the amount of credit impairments on fixed maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in Other comprehensive income (loss), and the corresponding changes in such amounts.

Three Months Ended
September 30, 2009
Balance at July 1, 2009	$102.2
Reduction for securities which matured, paid down, prepaid or were
sold during the period	(3.4)
Additional impairments recognized in the current period on securities
not previously impaired	11.8
Additional credit loss impairments recognized in the current period
on securities previously impaired	1.1
Balance at September 30, 2009	$111.7

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Nine Months Ended
September 30, 2009
Balance at April 1, 2009(1)	$92.7
Reduction for securities which matured, paid down, prepaid or were
sold during the period	(3.8)
Additional impairments recognized in the current period on securities
not previously impaired	14.7
Additional credit loss impairments recognized in the current period
on securities previously impaired	8.1
Balance at September 30, 2009	$111.7

(1)	Represent credit losses remaining in Retained Earnings related to the adoption of new guidance on OTTI, included in ASC Topic 320, on April 1, 2009.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(26.6) in 2009	$25.4	$(377.8)
Equity securities, available-for-sale	4.7	(6.6)
Derivatives	(1,159.9)	(9.8)
Other investments, including net OTTI of ($13.8) in 2009	(14.0)	(1.6)
Net realized capital losses	$(1,143.8)	$(395.8)
After-tax net realized capital losses, including tax valuation
allowance of $22.1 for 2009 and of $(144.2) for 2008	$(721.4)	$(401.5)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(443.5) in 2009	$(232.6)	$(526.4)
Equity securities, available-for-sale, including net OTTI
of $(3.3) in 2009	4.9	(15.4)
Derivatives	(1,953.5)	(217.7)
Other investments, including net OTTI of $(14.7) in 2009	(17.1)	(5.5)
Net realized capital losses	$(2,198.3)	$(765.0)
After-tax net realized capital losses, including tax valuation
allowance of $(18.3) for 2009 and of $(144.2) for 2008	$(1,447.2)	$(641.5)

Net realized capital losses increased for the three and nine months ended September 30, 2009, primarily due to losses on futures related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, and losses on futures related to hedging of variable annuity guaranteed death benefits. In addition, for the three months ended September 30, 2009, realized capital losses also includes losses on futures related to variable annuity guaranteed living benefits ceded to SLDI, an affiliate, under the combined coinsurance and coinsurance funds withheld agreement. These futures were in a short position, and as such, their fair value decreased when equity markets rose during the three and nine months ended September 30, 2009, respectively. The increase in losses was partially offset by realized gains on hedges related to FIAs. The FIA hedges were in a long position, and therefore their fair value increased as equity markets rose for both three months and nine months ended September 30, 2009. In addition, the year-to-date decline in net realized capital losses was also driven by a decline in net impairments in the second and third quarters of 2009 partially due to the implementation of new US GAAP guidance in the second quarter of 2009 which resulted in the transfer of certain noncredit related impairments to Other comprehensive income (loss). Year-to-date losses were partially offset by a gain on the sale of Alt-A residential mortgage-backed securities to the Dutch State during the first quarter of 2009 and realized gains on sales of fixed maturities in the second and third quarters of 2009.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross realized gains and losses were as follows for the nine months ended September 30, 2009 and 2008.

	2009	2008
Proceeds on sales	$4,783.1	$3,015.9
Gross gains	194.1	42.2
Gross losses	(97.3)	(63.8)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the nine months ended September 30, 2009 and 2008.

	2009	2008
Balance at January 1	$4,205.5	$2,908.4
Deferrals of commissions and expenses	329.4	619.0
Amortization:
Amortization	213.5	(595.7)
Interest accrued at 3% to 5%	134.9	110.8
Net amortization included in the Condensed
Statements of Operations	348.4	(484.9)
Change in unrealized capital (gains) losses on
available-for-sale securities	(1,284.2)	399.4
Effect of variable annuity guaranteed living
benefit reinsurance	-	85.7
Balance at September 30	$3,599.1	$3,527.6

Activity within value of business acquired (“VOBA”) was as follows for the nine months ended September 30, 2009 and 2008.

	2009	2008
Balance at January 1	$195.1	$128.7
Amortization:
Amortization	(8.1)	(13.5)
Interest accrued at 2% to 5%	5.1	5.2
Net amortization included in the Condensed
Statements of Operations	(3.0)	(8.3)
Change in unrealized capital (gains) losses on
available-for-sale securities	(80.2)	119.1
Balance at September 30	$111.9	$239.5

During the nine months ended September 30, 2009, the Company revised its gross profit projections, mainly related to the emergence of separate account performance and projected hedge and claim costs, resulting in a $152.2 increase in amortization of DAC and VOBA.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

During the nine months ended September 30, 2008, the Company revised its gross profit projections, mainly related to the emergence of separate account performance, resulting in a $369.0 increase in amortization of DAC and VOBA. The Company also recognized an $85.7 offset related to variable annuity guaranteed living benefits reinsurance.

	2009	2008
Impact of separate account growth and contractowner withdrawal
behavior different from assumptions	$(262.7)	$231.3
Impact of current year gross profit variances	386.3	166.2
Impact of refinements of gross profit projections	28.6	(114.2)
Total unlocking effect on Amortization of DAC and VOBA	$152.2	$283.3

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

During the nine months ended September 30, 2009 and 2008, the Company received $835.0 and $1.1 billion, respectively, in capital contributions from its Parent.

During the nine months ended September 30, 2009, the Company did not pay any dividends or return of capital distributions to its Parent. During the nine months ended September 30, 2008, the Company paid its Parent a cash return of capital distribution in the amount of $900.0.

The Company's primary regulator, the Division, recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division. Statutory capital and surplus of the Company was $1,872.7 and $2,552.6 as of December 31, 2008 and 2007, respectively. As permitted by statutory accounting practices, statutory surplus as of December 31, 2008 includes the impact of an $835.0 capital contribution received by the Company from its immediate parent company, Lion, on February 24, 2009. In addition, as approved by the Division, statutory surplus as of December 31, 2008 reflects the acceptance as of December 31, 2008 of an $883.0 receivable from ING America Insurance Holdings, Inc. ("ING AIH") payable to Security Life of Denver International Limited ("SLDI") into the reinsurance trust established by SLDI for the benefit of the Company. SLDI is the reinsurer of certain reserves associated with variable annuity contracts underwritten by the Company. The reinsurance trust receivable was funded by a portion of a cash capital

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

contribution of $1,217.0 made by ING AIH to SLDI on April 22, 2009. ING AIH is the indirect parent company of the Company and the immediate parent company of SLDI, and SLDI is an affiliate of the Company. Effective July 1, 2009, the Company and SLDI entered into an amended and restated reinsurance agreement. In accordance with the terms of the agreement, $3.1 billion of assets were transferred from SLDI to the Company.

8.	Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2009 and 2008 were (84.3)% and 7.7% respectively. The Company’s effective tax rates for the nine months ended September 30, 2009 and 2008 were 44.1% and 11.9% respectively. The effective rates differ from the statutory rate due to the following items:

	Three Months Ended September 30,
	2009	2008
Statutory rate	35.0%	35.0%

Dividends received deduction	(65.3)%	3.3%
Valuation allowance	(52.5)%	(31.1)%
Low income housing tax credit	(1.6)%	0.1%
Other, net	0.1%	0.4%
Effective rate at September 30	(84.3)%	7.7%

	Nine Months Ended September 30,
	2009	2008
Statutory rate	35.0%	35.0%

Dividends received deduction	15.2%	8.5%
Valuation allowance	(6.4)%	(32.8)%
Low income housing tax credit	0.4%	0.2%
Other, net	(0.1)%	1.0%
Effective rate at September 30	44.1%	11.9%

Temporary Differences

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. At September 30, 2009 and December 31, 2008, the Company had a tax valuation allowance of $251.4 and $374.0, respectively, related to realized capital losses. The change from December 31, 2008 to September 30, 2009 in tax valuation allowance consists of (a) $18.3 related to realized capital losses which is included in Net income (loss) and (b) $(140.9), related to the adoption of new US GAAP guidance on impairments, as included in ASC Topic 320, which was transferred to Accumulated other comprehensive income (loss). Additionally, at September 30, 2009 and December 31, 2008, the Company had a tax valuation allowance of $55.1 and $29.8, respectively, which is included in Accumulated other comprehensive income (loss). As of September 30, 2009, the tax valuation

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

allowance on unrealized capital losses included $140.9, which was reclassified from beginning Retained earnings to Other comprehensive income (loss) under ASC Topic 320. At September 30, 2009 the Company had a $5.1 tax valuation allowance against foreign tax credits, the benefit of which is uncertain.

Unrecognized Tax Benefits

A reconciliation of the change in the unrecognized income tax benefits for the nine months ended September 30, 2009 is as follows:

2009
Balance at January 1, 2009	$64.8
Additions for tax positions related to current year	8.0
Additions for tax positions related to prior years	23.7
Reductions for tax positions related to prior years	(9.8)
Balance at September 30, 2009	$86.7

The Company had $52.1 of unrecognized tax benefits as of September 30, 2009 and $47.3 of unrecognized tax benefits as of December 31, 2008 that would affect the Company’s effective tax rate if recognized.

Tax Regulatory Matters

The Internal Revenue Service (“IRS”) is currently examining tax years 2002 and 2004 through 2009. It is anticipated that the IRS audit of tax years 2004 through 2008 will be finalized within the next twelve months. Upon finalization of the IRS examination, it is reasonably possible that the unrecognized tax benefits will decrease by up to $39.9. The timing of the payment of the remaining allowance of $46.8 cannot be reliably estimated. The Company and the IRS have agreed to participate in the Compliance Assurance Program (“CAP”) for tax years 2008 and 2009.

9.	Related Party Transactions

Amendment to Automatic Reinsurance Agreement

The Company entered into an automatic reinsurance agreement with its affiliate, SLDI dated June 30, 2008, pursuant to which the Company ceded to SLDI 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000. Effective July 1, 2009, the Company and SLDI entered into an amended and restated reinsurance agreement to change the reinsurance basis of the existing automatic reinsurance agreement dated June 30, 2008 between the Company and SLDI from coinsurance to a combined coinsurance and coinsurance

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

funds withheld basis. To effectuate this transaction, assets with a market value of $3.1 billion were transferred on July 31, 2009 from SLDI to the Company, and the Company deposited those assets into a trust account. The Company also established a corresponding funds withheld liability to SLDI, which is included in Other liabilities on the Condensed Balance Sheets.

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

Monthly Renewable Term Reinsurance Agreement

The Company entered into a monthly renewable term (“MRT”) reinsurance agreement with Canada Life Assurance Company (“Canada Life”), an unaffiliated Canadian insurance company, effective June 30, 2009. The terms of the agreement call for the Company to cede 90% of its net retained in-force block of group term life business and any new group term life business reinsured from ReliaStar Life Insurance Company (“RLI”), an affiliate, to Canada Life.

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

On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation, including initial public offerings, sales or combinations thereof. ING has also reached an agreement with the Dutch State to alter the repayment terms of the Core Tier 1 securities in order to facilitate early repayment, and intends to repurchase in December 2009 EUR 5 billion of the total EUR 10 billion Core Tier 1 securities issued to the Dutch State. In order to obtain approval from the EC on ING’s Restructuring Plan, ING has also agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. In total, these extra payments will amount to a net present value of EUR 1.3 billion, which will be recorded by ING as a one-time pre-tax charge in the fourth quarter of 2009. The terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, will remain unaltered and the additional payments will not be borne by the Company or any other ING U.S. subsidiaries. In order to finance the repayment of the Core Tier 1 securities and the associated costs as well as to mitigate the capital impact of the additional payments for the Back-Up Facility, ING plans to launch a capital increase without preferential subscription rights for holders of (bearer depositary receipts for) ordinary shares of up to EUR 7.5 billion. Proceeds of the issue in excess of the above amounts will be used to strengthen ING’s capital position. The separation of insurance and banking operations and the proposed rights issue will be presented for authorization at an Extraordinary General Meeting (“EGM”) of ING Shareholders, which is scheduled for November 25, 2009. ING has finalized negotiations with the EC on the Restructuring Plan and formal EC approval is expected before the EGM in November 2009.

On October 27, 2009, subsequent to the announcement of the Restructuring Plan, the insurance financial strength ratings of the Company and ING’s other primary U.S. insurance companies were downgraded by Moody’s Investors Service, Inc. to A2 from A1 and by Fitch Ratings Ltd to A- from A.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

11.	Benefit Plans

Changes to Other Benefit Plans

The Company, in conjunction with NAC, provides certain supplemental healthcare benefits to retired employees and eligible dependents. Beginning August 1, 2009, the Company moved from self-insuring these costs and began to use a private-fee-for-service Medicare Advantage program for post-Medicare eligible retired participants. The Company subsidizes a portion of the monthly per-participant premium.

In addition, effective October 1, 2009, the Company no longer subsidizes medical premium costs for early retirees. This change does not impact any participant currently retired and receiving coverage under the plan or any employee who is eligible for coverage under the plan and whose employment ended before October 1, 2009. The Company continues to offer access to medical coverage until retirees become eligible for Medicare. The discontinued subsidy resulted in a release of a previously accrued immaterial liability for any active employees age 50 or older.

12.	Financing Agreements

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

Under this agreement, the Company incurred no interest for the three months ended September 30, 2009 and $0.4 interest expense for the nine months ended September 30, 2009. The Company incurred $0.6 and $1.2 interest expense for the three and nine months ended September 30, 2008, respectively. The Company earned interest income of $0.5 and $1.4 for the three and nine months ended September 30, 2009, respectively, and $0.4 and $1.9 for the three and nine months ended September 30, 2008, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations. As of September 30, 2009, the Company had an outstanding receivable of $719.3 with ING AIH under the reciprocal loan agreement. As of December 31, 2008, the Company had no amounts due to or due from ING AIH under the reciprocal loan agreement.

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

13.	Commitments and Contingent Liabilities

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

As of September 30, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $373.9, of which $198.9 was with related parties. At December 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $421.4, of which $207.2 was with related parties. During the three and nine months ended September 30, 2009, $3.0 and $13.1, respectively, were funded to related parties under these commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of September 30, 2009 and December 31, 2008, the Company held $23.9 and $17.6, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets. In addition, as of September 30, 2009 and December 31, 2008, the Company delivered collateral of $831.3 and $480.4, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

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

14.	Restructuring Charges

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

On January 12, 2009, ING announced expense and staff reductions across all U.S. operations, which resulted in the elimination of 114 current and open positions in the Company. Due to the staff reductions, curtailment of pension benefits occurred during the first quarter of 2009, which resulted in the recognition of a loss related to unrecognized prior service costs. For the nine months ended September 30, 2009, the Company incurred $10.8 and $0.4 in charges related to employee severance and termination benefits and pension plan curtailment charges, respectively, and $10.2 in payments were made during the same period. The total restructuring reserve outstanding was $3.5 at September 30, 2009.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

15.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of September 30, 2009 and 2008.

	2009	2008
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale, including OTTI
of $(75.0) and $(402.5) of cumulative effect of change
in accounting principle in 2009	$(659.9)	$(2,045.3)
Equity securities, available-for-sale	4.2	(19.8)
DAC/VOBA adjustment on available-for-sale securities,
including $139.1 of cumulative effect of change in
accounting principle in 2009	(85.6)	481.6
Sales inducements adjustment on available-for-sale securities	-	3.4
Other investments	(5.5)	(5.9)
Unrealized capital losses, before tax	(746.8)	(1,586.0)
Deferred income tax asset (includes $92.3 cumulative effect
of change in accounting principle in 2009)	261.4	555.1
Deferred tax asset valuation allowance (includes $(140.9)
cumulative effect of change in accounting principle in 2009)	(55.1)	(38.3)
Net unrealized capital losses	(540.5)	(1,069.2)
Pension liability, net of tax	(2.5)	(2.7)
Accumulated other comprehensive (loss) income	$(543.0)	$(1,071.9)

On April 1, 2009, the Company adopted new US GAAP guidance on impairments, included in ASC Topic 320. As prescribed by this accounting guidance, noncredit impairments, reflecting the portion of the impairment between the present value of future cash flows and fair value, were recognized in Other comprehensive income (loss). As of September 30, 2009, net unrealized capital gains (losses) on available-for-sale fixed maturities included $75.0 of noncredit impairments. In addition, a cumulative transfer of noncredit impairments of $(312.0), after considering the effects of DAC of $139.1 and income taxes of $(48.6), was made from beginning retained earnings to Accumulated other comprehensive income (loss) as of April 1, 2009.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in unrealized capital gains (losses) on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the nine months ended September 30, 2009 and 2008.

	2009	2008
Net unrealized capital holding gains (losses) arising
during the period(1)	$923.1	$(1,205.6)
Less: reclassification adjustment for gains (losses) and
other items included in Net income (loss)(2)	107.2	(285.6)
Net change in unrealized capital gains (losses) on securities	$815.9	$(920.0)

(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $1,420.1 and $(1,854.8) for the nine months ended September 30, 2009 and 2008, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $164.9 and
$(439.4) for the nine months ended September 30, 2009 and 2008, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by specific identification of each security sold during the period.

The following table identifies the amount of noncredit impairments on fixed maturities recognized in Other comprehensive income (loss) as of the dates indicated.

		2009
Balance at April 1, 2009(1)		$-
	Additional noncredit impairments recognized in the current
	period on securities not previously impaired	100.7
	Additional noncredit impairments recognized in the current
	period on securities previously impaired	0.3
	Reduction for securities with additional credit impairments in the
	current period	(9.6)
	Reduction for securities which matured, paid down, prepaid,
	or were sold during the period(2)	(16.4)
Balance at September 30, 2009		$75.0
(1)	New guidance on recognition and presentation of OTTI, included in ASC Topic 320, was adopted April 1, 2009.
(2)	Represents realization of noncredit impairments to Net income (loss).

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate) for each of the three and nine months ended September 30, 2009 and 2008, and financial condition as of September 30, 2009 and December 31, 2008. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2008 Annual Report on Form 10-K.

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
(23)

Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition;

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

Economic Analysis

The current economic environment presents ongoing challenges for the Company and the entire insurance industry. The Company’s sales and financial results continue to be affected by unprecedented economic trends.

Equity markets improved for both the three and nine months ended September 30, 2009, but remained at lower average levels compared with the first nine months of 2008. Equity market performance impacts the Company on several fronts. Lower average equity market levels during the first nine months of 2009, in comparison with the same period of 2008, unfavorably impacted variable AUM and corresponding fee revenue, and contributed to higher net amount at risk for variable annuity guaranteed benefits and hedging costs when compared to prior years.

The market continued to show signs of recovery from the credit and liquidity crisis that impacted short-term, London InterBank Offered Rates (“LIBOR”) and U.S. Treasury rates, including the narrowing of credit spreads during the latter part of 2009, although they remained wide compared to average credit spreads over the past 20 years. However, U.S. Treasury rates decreased in the third quarter of 2009 compared to the second quarter of 2009, but remained higher than 2008 year end rates. Also, average interest rates for the first three quarters of 2009 remained lower in comparison with the first three quarters of 2008, which had a positive effect on the fixed maturities portfolio resulting in lower unrealized and realized capital losses.

Results of Operations

The Company’s results of operations for the three and nine months ended September 30, 2009, and changes therein, include a favorable variance in net income (loss) due primarily to a decrease in net amortization of DAC and VOBA driven by favorable equity markets and changes in the tax valuation allowance related to lower realized capital losses on fixed maturities. These favorable items were partially offset by higher net realized capital losses mainly related to futures, lower fee income due to lower variable AUM levels and the Company’s cession of fees under its affiliate reinsurance treaty with Security Life of Denver International (“SLDI”).

	Three Months Ended
	September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
Net investment income	$378.0	$336.2	$41.8	12.4%
Fee income	253.7	284.5	(30.8)	(10.8)%
Premiums	370.2	5.0	365.2	NM
Net realized capital losses:
Total other-than-temporary
impairment losses	(46.9)	(349.6)	302.7	(86.6)%
Portion of other-than-temporary
impairment losses recognized
in Other comprehensive
income (loss)	6.5	-	6.5	NM
Net other-than-temporary
impairments recognized
in earnings	(40.4)	(349.6)	309.2	(88.4)%
Other net realized capital losses	(1,103.4)	(46.2)	(1,057.2)	NM
Total net realized capital losses	(1,143.8)	(395.8)	(748.0)	189.0%
Other (expense) income	(0.6)	(0.1)	(0.5)	500.0%
Total revenue	(142.5)	229.8	(372.3)	(162.0)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	(127.6)	426.9	(554.5)	(129.9)%
Operating expenses	99.9	75.1	24.8	33.0%
Net amortization of deferred
policy acquisition costs and
value of business acquired	(175.8)	171.5	(347.3)	(202.5)%
Interest expense	8.2	8.0	0.2	2.5%
Other expense	10.8	13.8	(3.0)	(21.7)%
Total benefits and expenses	(184.5)	695.3	(879.8)	(126.5)%
Income (loss) before income taxes	42.0	(465.5)	507.5	(109.0)%
Income tax benefit	(35.4)	(35.7)	0.3	(0.8)%
Net income (loss)	$77.4	$(429.8)	$507.2	(118.0)%
Effective tax rate	(84.3)%	7.7%
NM - Not meaningful.

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,082.5	$1,100.2	$(17.7)	(1.6)%
Fee income	680.6	950.3	(269.7)	(28.4)%
Premiums	626.5	14.3	612.2	NM
Net realized capital losses:
Total other-than-temporary
impairment losses	(552.9)	(540.8)	(12.1)	2.2%
Portion of other-than-temporary
impairment losses recognized
in Other comprehensive
income (loss)	91.4	-	91.4	NM
Net other-than-temporary
impairments recognized
in earnings	(461.5)	(540.8)	79.3	(14.7)%
Other net realized capital losses	(1,736.8)	(224.2)	(1,512.6)	NM
Total net realized capital losses	(2,198.3)	(765.0)	(1,433.3)	187.4%
Other income	0.7	0.1	0.6	NM
Total revenue	192.0	1,299.9	(1,107.9)	(85.2)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	487.1	974.7	(487.6)	(50.0)%
Operating expenses	277.2	224.7	52.5	23.4%
Net amortization of deferred
policy acquisition costs and
value of business acquired	(345.4)	493.2	(838.6)	(170.0)%
Interest expense	24.6	23.1	1.5	6.5%
Other expense	35.1	25.4	9.7	38.2%
Total benefits and expenses	478.6	1,741.1	(1,262.5)	(72.5)%
Loss before income taxes	(286.6)	(441.2)	154.6	(35.0)%
Income tax benefit	(126.3)	(52.4)	(73.9)	141.0%
Net loss	$(160.3)	$(388.8)	$228.5	(58.8)%
Effective tax rate	44.1%	11.9%
NM - Not meaningful.

Revenues

Total revenue decreased for the three and nine months ended September 30, 2009, primarily reflecting an increase in Net realized capital losses and lower Fee income, partially offset by higher Premiums.

Total net realized capital losses increased for the three and nine months ended September 30, 2009, primarily due to losses on futures related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, and losses on futures related to hedging of variable annuity guaranteed death benefits. In addition, for the three months ended September 30, 2009, realized capital losses also includes losses on futures related to variable annuity guaranteed living benefits ceded to SLDI, an affiliate, under the combined coinsurance and coinsurance funds withheld agreement. However, the transfer of this amount to SLDI is reported in Interest credited and other benefits to contractowners. These futures were in a short position, and as such, their fair value decreased when equity markets rose during the three and nine months ended September 30, 2009, respectively. The increase in losses was partially offset by realized gains on hedges related to Fixed Indexed Annuities (“FIAs”). The FIA hedges were in a long position, and therefore their fair value increased as equity markets rose for both three months and nine months ended September 30, 2009. In addition, the year-to-date decline in net realized capital losses was also driven by a decline in net impairments in the second and third quarters of 2009, partially due to the implementation of new US GAAP guidance in the second quarter of 2009 which resulted in the transfer of certain noncredit related impairments to Other comprehensive income (loss). Year-to-date losses were partially offset by a gain on the sale of Alt-A residential mortgage-backed securities to The State of the Netherlands (the “Dutch State”) during the first quarter of 2009 and realized gains on sales of fixed maturities in the second and third quarters of 2009.

The decrease in Fee income for the three and nine months ended September 30, 2009, reflected fees ceded on the variable annuity living benefits reinsurance treaty with SLDI as well as a decrease in fees on lower average variable AUM, primarily driven by lower equity market levels in 2009 in comparison with the same period of 2008.

Premiums for the three and nine months ended September 30, 2009, increased due to assumed premiums ceded to the Company from ReliaStar Life Insurance Company (“RLI”), an affiliate, under the bulk reinsurance agreements entered into during the fourth quarter of 2008 and the monthly renewable term reinsurance agreement with RLI, which was effective June 30, 2009. However, the increase in premiums is partially offset by a corresponding increase in claims ceded, included in Interest credited and other benefits to contractowners.

Benefits and Expenses

Total benefits and expenses for the three and nine months ended September 30, 2009, decreased primarily due to lower Net amortization of DAC and VOBA and a decrease in Interest credited and other benefits to contractowners, partially offset by higher Operating expenses.

The Net amortization of DAC and VOBA decreased for the three and nine months ended September 30, 2009, reflecting less amortization on lower actual gross profits primarily as a result of higher realized capital losses and lower fee income. In addition, the decline is also driven by an increase in estimated future gross profits due to the increase in equity markets in the second and third quarters of 2009 versus a decrease over the comparable periods in 2008. These decreases were partially offset by an increase in amortization of DAC and VOBA due to unlocking of gross profit projections.

The decrease in Interest credited and other benefits to contractowners for the three and nine months ended September 30, 2009, reflects a decline in interest credited on lower GIC balances, as well as lower guaranteed benefit reserves and sales inducement amortization, driven by the increase in equity markets during the second and third quarters of 2009. These decreases were partially offset by an increase in claims ceded to the Company under the RLI bulk reinsurance agreements and higher reserves on fixed indexed annuities attributable to the increase in equity markets in the second and third quarters of 2009 versus a decrease in the comparable periods in 2008. The quarter-to-date decline was also driven by the transfer to SLDI of losses on futures and investment income under the combined coinsurance and coinsurance funds withheld agreement, resulting in a negative amount in this line item for the three months ended September 20, 2009. However, the corresponding losses are reported in Total net realized capital losses.

For the three and nine months ended September 30, 2009, Operating expenses increased primarily due to commission expense related to business ceded to the Company from RLI. The year-to-date increase was also due to severance costs as a result of staff reductions in the first quarter of 2009, partially offset by the impact of expense reduction initiatives.

Income Taxes

Income tax benefit decreased slightly for the three months ended September 30, 2009, primarily due to an increase in income before taxes, offset by a decrease in the tax valuation allowance on realized capital losses and an increase in the dividends received deduction. Income tax benefit increased for the nine months ended September 30, 2009, due to a decrease in the tax valuation allowance on realized capital losses and an increase in the dividends received deduction offset by an increase in income before taxes.

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

Portfolio Composition

The following tables present the investment portfolio at September 30, 2009 and December 31, 2008.

	2009		2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
Fixed maturities, available-for-sale,
including securities pledged	$18,017.7	72.9%	$18,136.2	77.9%
Equity securities, available-for-sale	215.6	0.9%	253.9	1.1%
Short-term investments	1,036.0	4.2%	111.7	0.5%
Mortgage loans on real estate	3,593.3	14.6%	3,923.3	16.9%
Policy loans	142.5	0.6%	144.4	0.6%
Loan - Dutch State obligation	1,064.2	4.3%	-	0.0%
Limited partnerships/corporations	290.5	1.2%	332.9	1.4%
Derivatives	288.4	1.2%	340.3	1.5%
Other investments	23.9	0.1%	24.4	0.1%
Total investments	$24,672.1	100.0%	$23,267.1	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of September 30, 2009.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital		Fair
		Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
	U.S. Treasuries	$3,325.7	$68.6	$0.5	$-	$3,393.8
	U.S. government agencies
	and authorities	31.3	0.2	0.3	-	31.2
	State, municipalities, and
	political subdivisions	47.7	2.9	4.2	-	46.4

	U.S. corporate securities:
	Public utilities	1,050.2	68.4	9.4	-	1,109.2
	Other corporate securities	4,561.7	246.5	111.7	2.1	4,694.4
	Total U.S. corporate securities	5,611.9	314.9	121.1	2.1	5,803.6

	Foreign securities(1):
	Government	448.9	26.5	17.4	-	458.0
	Other	2,882.7	131.1	89.3	0.4	2,924.1
	Total foreign securities	3,331.6	157.6	106.7	0.4	3,382.1

	Residential mortgage-backed
	securities	1,884.7	177.8	198.3	49.5	1,814.7
	Commercial mortgage-backed
	securities	3,135.4	20.4	526.5	-	2,629.3
	Other asset-backed securities	1,309.3	7.1	376.8	23.0	916.6

	Total fixed maturities, including
	securities pledged	18,677.6	749.5	1,334.4	75.0	18,017.7
	Less: securities pledged	1,212.0	52.4	3.8	-	1,260.6
Total fixed maturities		$17,465.6	$697.1	$1,330.6	$75.0	$16,757.1
(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit
	impairments”).

Fixed maturities, available-for-sale, were as follows as of December 31, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$1,109.3	$74.2	$0.3	$1,183.2
U.S. government agencies and authorities	267.3	20.8	0.8	287.3
State, municipalities, and political
subdivisions	48.2	0.3	9.1	39.4

U.S. corporate securities:
Public utilities	1,452.2	5.6	133.1	1,324.7
Other corporate securities	5,570.9	68.5	634.1	5,005.3
Total U.S. corporate securities	7,023.1	74.1	767.2	6,330.0

Foreign securities(1):
Government	426.7	3.3	65.4	364.6
Other	3,145.5	11.4	411.0	2,745.9
Total foreign securities	3,572.2	14.7	476.4	3,110.5

Residential mortgage-backed securities	4,264.0	122.4	803.0	3,583.4
Commercial mortgage-backed securities	3,585.9	-	1,028.0	2,557.9
Other asset-backed securities	1,500.2	9.2	464.9	1,044.5

Total fixed maturities, including
securities pledged	21,370.2	315.7	3,549.7	18,136.2
Less: securities pledged	1,141.2	57.4	29.9	1,168.7
Total fixed maturities	$20,229.0	$258.3	$3,519.8	$16,967.5
(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ and AA- at September 30, 2009 and December 31, 2008, respectively. Ratings are calculated using a rating hierarchy that considers Standard and Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows at September 30, 2009 and December 31, 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$7,454.7	41.4%	$7,629.6	40.8%
AA	751.9	4.2%	946.9	5.1%
A	3,467.4	19.2%	3,477.8	18.6%
BBB	5,122.2	28.4%	5,090.7	27.3%
BB	722.7	4.0%	845.1	4.5%
B and below	498.8	2.8%	687.5	3.7%
Total	$18,017.7	100.0%	$18,677.6	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$8,010.5	44.2%	$9,586.7	44.9%
AA	917.9	5.1%	1,115.2	5.2%
A	3,452.1	19.0%	3,774.0	17.7%
BBB	4,966.6	27.4%	5,810.7	27.2%
BB	532.2	2.9%	678.1	3.1%
B and below	256.9	1.4%	405.5	1.9%
Total	$18,136.2	100.0%	$21,370.2	100.0%

93.2% and 95.7% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at September 30, 2009 and December 31, 2008, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, including securities pledged to creditors, by market sector were as follows at September 30, 2009 and December 31, 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$3,393.8	18.8%	$3,325.7	17.8%
U.S. government agencies and authorities	31.2	0.2%	31.3	0.2%
U.S. corporate, state, and municipalities	5,850.0	32.4%	5,659.6	30.3%
Foreign	3,382.1	18.8%	3,331.6	17.8%
Residential mortgage-backed	1,814.7	10.1%	1,884.7	10.1%
Commercial mortgage-backed	2,629.3	14.6%	3,135.4	16.8%
Other asset-backed	916.6	5.1%	1,309.3	7.0%
Total	$18,017.7	100.0%	$18,677.6	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,183.2	6.5%	$1,109.3	5.2%
U.S. government agencies and authorities	287.3	1.6%	267.3	1.2%
U.S. corporate, state, and municipalities	6,369.4	35.1%	7,071.3	33.1%
Foreign	3,110.5	17.1%	3,572.2	16.7%
Residential mortgage-backed	3,583.4	19.8%	4,264.0	20.0%
Commercial mortgage-backed	2,557.9	14.1%	3,585.9	16.8%
Other asset-backed	1,044.5	5.8%	1,500.2	7.0%
Total	$18,136.2	100.0%	$21,370.2	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of September 30, 2009, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$565.7	$562.0
After one year through five years	4,949.0	5,090.9
After five years through ten years	3,613.5	3,737.7
After ten years	3,220.0	3,266.5
Mortgage-backed securities	5,020.1	4,444.0
Other asset-backed securities	1,309.3	916.6
Less: securities pledged	1,212.0	1,260.6
Fixed maturities, excluding securities pledged	$17,465.6	$16,757.1

Subprime and Alt-A Mortgage Exposure

Since the third quarter of 2007, credit markets have become more turbulent amid concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”). This resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets. Although some improvement in credit markets has occurred in the second and third quarters of 2009, these challenging conditions largely remain.

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

Trading activity for the Company’s RMBS, particularly subprime and Alt-A mortgage-backed securities, declined during 2008 as a result of the dislocation of the credit markets. During 2008 and 2009, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive. The Company did not change its valuation procedures as a result of determining that the market was inactive. While the market for subprime and Alt-A mortgage-backed securities remained largely inactive in the first half of 2009 compared to prior years, the Company noted an increase in activity in the third quarter of 2009.

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of September 30, 2009 and December 31, 2008.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above. As of September 30, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $415.7 and $342.0, respectively, representing 2.3% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $520.2 and $312.3, respectively, representing 2.9% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of September 30, 2009 and December 31, 2008:

2009				2008
% of Total				% of Total
Subprime				Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	40.2%	2007	37.3%	AAA	57.8%	2007	35.9%
AA	26.4%	2006	7.4%	AA	27.0%	2006	9.6%
A	8.0%	2005 and prior	55.3%	A	7.5%	2005 and prior	54.5%
BBB	5.7%		100.0%	BBB	2.5%		100.0%
BB and below	19.7%			BB and below	5.2%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of September 30, 2009, the fair value and gross unrealized losses aggregated to $153.3 and $116.3, respectively, representing 0.9% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses aggregated to $846.0 and $513.8, respectively, representing 4.7% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of September 30, 2009 and December 31, 2008:

2009				2008
% of Total				% of Total
Alt-A				Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	35.0%	2007	28.4%	AAA	80.7%	2007	29.8%
AA	1.3%	2006	20.2%	AA	2.1%	2006	20.6%
A	0.8%	2005 and prior	51.4%	A	3.4%	2005 and prior	49.6%
BBB	5.8%		100.0%	BBB	2.6%		100.0%
BB and below	57.1%			BB and below	11.2%
	100.0%				100.0%

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

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Company Back-Up Facility is accounted for as a loan receivable for U.S. GAAP and is reported in Loan - Dutch State obligation on the Condensed Balance Sheets.

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

As part of the final restructuring plan submitted to the EC in connection with its review of the Dutch state aid to ING (the “Restructuring Plan”), ING has agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. Under this new agreement, the terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, will remain unaltered and the additional payments will not be borne by the Company or any other ING U.S. subsidiaries. For a description of the key components of the Restructuring Plan, see the Subsequent Events footnote, included in the Condensed Financial Statements in Part I, Item 1. contained herein.

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

As of September 30, 2009 and December 31, 2008, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $2.6 billion and other ABS, excluding subprime exposure, totaled $504.7 and $526.3, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of September 30, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 43.4%, 37.2%, and 5.9%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2008, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 45.0%, 29.3%, and 10.2%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of September 30, 2009 and December 31, 2008:

2009				2008
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	80.8%	2008	0.5%	AAA	98.0%	2008	0.3%
AA	4.4%	2007	25.5%	AA	0.9%	2007	29.1%
A	8.8%	2006	27.6%	A	0.5%	2006	27.7%
BBB	3.4%	2005 and prior	46.4%	BBB	0.5%	2005 and prior	42.9%
BB and below	2.6%		100.0%	BB and below	0.1%		100.0%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of September 30, 2009 and December 31, 2008:

2009				2008
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	47.7%	2008	0.0%	AAA	56.6%	2008	1.5%
AA	4.4%	2007	8.4%	AA	18.0%	2007	20.6%
A	12.7%	2006	32.8%	A	7.3%	2006	18.7%
BBB	32.7%	2005 and prior	58.8%	BBB	15.2%	2005 and prior	59.2%
BB and below	2.5%		100.0%	BB and below	2.9%		100.0%
	100.0%				100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $3,593.3 and $3,923.3 as of September 30, 2009 and December 31, 2008, respectively. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

All mortgage loans are evaluated by seasoned underwriters, including an appraisal of loan-specific credit quality, property characteristics, and market trends, and assigned a quality rating using the Company’s internally developed quality rating system. Loan performance is continuously monitored on a loan-specific basis through the review of borrower submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

All commercial mortgages are rated for the purpose of quantifying the level of risk. Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. Impairments taken on the mortgage loan portfolio were $13.8 and $14.3 for the three and nine months ended September 30, 2009. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. All mortgage loans in the Company’s portfolio were current with respect to principal and interest at September 30, 2009 and December 31, 2008. Due to challenges that the current economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. At September 30, 2009 the Company had a $5.1 allowance for mortgage loan credit losses.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. These ratios are utilized as part of the review process described above. LTV and DSC ratios as of September 30, 2009 are as follows:

September 30, 2009(1)
Loan to Value Ratio:
0% - 50%	$1,646.7
50% - 60%	792.4
60% - 70%	858.6
70% - 80%	276.2
80% - 90%	24.5
Total Commercial Mortgage Loans	$3,598.4

(1) Balances do not include allowance for mortgage loan credit losses.

		September 30, 2009(1)(2)
Debt Service Coverage Ratio:
	Greater than 1.5x	$2,439.8
	1.25x - 1.5x	459.7
	1.0x - 1.25x	326.3
	Less than 1.0x	189.0
Total Commercial Mortgage Loans		$3,414.8

(1)	Balances do not include allowance for mortgage loan credit losses.
(2)	Excludes mortgages that are secured by loans on land or construction deals.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables.

	September 30, 2009(1)		December 31, 2008
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans
by US Region:
Pacific	$957.8	26.6%	$1,107.5	28.2%
South Atlantic	681.1	18.9%	806.3	20.6%
Middle Atlantic	479.6	13.3%	481.9	12.3%
East North Central	443.3	12.3%	448.3	11.4%
West South Central	374.2	10.4%	376.8	9.6%
Mountain	398.9	11.1%	443.3	11.3%
New England	91.2	2.6%	99.7	2.5%
West North Central	103.8	2.9%	85.6	2.2%
East South Central	68.5	1.9%	73.9	1.9%
Total Commercial Mortgage Loans	$3,598.4	100.0%	$3,923.3	100.0%
(1)	Balances do not include allowance for mortgage loan credit losses.

	September 30, 2009(1)		December 31, 2008
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans
by Property Type:
Apartments	$594.0	16.5%	$669.3	17.1%
Hotel/Motel	180.8	5.0%	185.5	4.7%
Industrial	1,166.2	32.4%	1,254.1	32.0%
Mixed Use	16.3	0.5%	16.5	0.4%
Office	715.8	19.9%	771.6	19.7%
Other	135.6	3.8%	192.1	4.8%
Retail	789.7	21.9%	834.2	21.3%
Total Commercial Mortgage Loans	$3,598.4	100.0%	$3,923.3	100.0%
(1)	Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of commercial mortgages by year of origination as of September 30, 2009.

September 30, 2009(1)

Year of Origination:
2009	$1.7
2008	498.5
2007	671.2
2006	385.0
2005	259.5
2004 and prior	1,782.5
Total Commercial Mortgage Loans	$3,598.4
(1) Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at September 30, 2009 and December 31, 2008.

	2009				2008
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$148.2	10.5%	$85.2	6.0%	$645.7	18.2%	$115.6	3.3%
More than six months
and less than twelve
months below
amortized cost	410.0	29.1%	133.4	9.5%	828.3	23.3%	85.7	2.4%
More than twelve months
below amortized cost	482.2	34.2%	150.4	10.7%	1,776.4	50.0%	98.0	2.8%
Total unrealized capital loss	$1,040.4	73.8%	$369.0	26.2%	$3,250.4	91.5%	$299.3	8.5%

Unrealized capital losses in fixed maturities at September 30, 2009 and December 31, 2008, were primarily related to the effects of interest rate and credit spread movement. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following tables summarize the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at September 30, 2009 and December 31, 2008.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2009	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$43.0	$19.3	$173.0	$235.3
Mortgage and other asset-backed
securities	190.4	524.1	459.6	1,174.1
Total unrealized capital loss	$233.4	$543.4	$632.6	$1,409.4
Fair value	$1,215.0	$1,667.2	$3,064.6	$5,946.8

2008
Interest rate or spread widening	$198.7	$538.4	$516.7	$1,253.8
Mortgage and other asset-backed
securities	562.6	375.6	1,357.7	2,295.9
Total unrealized capital loss	$761.3	$914.0	$1,874.4	$3,549.7
Fair value	$4,350.9	$4,522.0	$4,551.9	$13,424.8

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2009 and December 31, 2008.

			More Than Six
			Months and Less Than		More Than Twelve
	Less Than Six Months		Twelve Months		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
2009
U.S. Treasuries	$-	$-	$176.2	$0.5	$-	$-	$176.2	$0.5
U.S. government
agencies
and authorities	-	-	8.7	0.3	-	-	8.7	0.3
U.S. corporate, state,
and municipalities	243.1	26.1	196.6	8.1	971.7	93.2	1,411.4	127.4
Foreign	152.3	16.9	54.0	10.4	608.4	79.8	814.7	107.1
Residential
mortgage-backed	171.5	85.6	233.7	93.7	307.8	68.5	713.0	247.8
Commercial
mortgage-backed	534.6	68.5	795.5	290.7	741.2	167.3	2,071.3	526.5
Other asset-backed	113.5	36.3	202.5	139.7	435.5	223.8	751.5	399.8
Total	$1,215.0	$233.4	$1,667.2	$543.4	$3,064.6	$632.6	$5,946.8	$1,409.4

2008
U.S. Treasuries	$254.0	$0.3	$-	$-	$-	$-	$254.0	$0.3
U.S. government
agencies
and authorities	3.6	0.3	7.1	0.5	-	-	10.7	0.8
U.S. corporate, state,
and municipalities	1,639.4	139.3	1,996.5	337.2	1,233.3	299.8	4,869.2	776.3
Foreign	695.1	58.8	1,145.7	200.7	818.2	216.9	2,659.0	476.4
Residential
mortgage-backed	884.6	307.3	433.8	75.5	758.4	420.2	2,076.8	803.0
Commercial
mortgage-backed	562.5	113.6	795.5	262.2	1,180.7	652.2	2,538.7	1,028.0
Other asset-backed	311.7	141.7	143.4	37.9	561.3	285.3	1,016.4	464.9
Total	$4,350.9	$761.3	$4,522.0	$914.0	$4,551.9	$1,874.4	$13,424.8	$3,549.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 86.4% of the average book value as of September 30, 2009. In addition, this category includes 578 securities, which have an average quality rating of A.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for September 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
Less than six months below
amortized cost	$1,054.3	$394.1	$47.5	$185.9	111	119
More than six months and
less than twelve months
below amortized cost	926.7	1,283.9	42.8	500.6	100	112
More than twelve months
below amortized cost	2,287.4	1,409.8	152.7	479.9	328	222
Total	$4,268.4	$3,087.8	$243.0	$1,166.4	539	453

2008
Less than six months below
amortized cost	$3,491.8	$1,620.4	$189.8	$571.5	513	232
More than six months and
less than twelve months
below amortized cost	3,210.2	2,225.8	260.5	653.5	462	311
More than twelve months
below amortized cost	1,857.6	4,568.7	162.2	1,712.2	259	502
Total	$8,559.6	$8,414.9	$612.5	$2,937.2	1,234	1,045

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for September 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$176.7	$-	$0.5	$-	11	-
U.S. government agencies
and authorities	9.0	-	0.3	-	2	-
U.S. corporate, state and
municipalities	1,270.4	268.4	63.4	64.0	189	61
Foreign	697.5	224.3	38.8	68.3	100	38
Residential mortgage-backed	396.3	564.5	29.8	218.0	95	138
Commercial mortgage-backed	1,352.2	1,245.6	78.6	447.9	88	72
Other asset-backed	366.3	785.0	31.6	368.2	64	144
Total	$4,268.4	$3,087.8	$243.0	$1,166.4	549	453

2008
U.S. Treasuries	$254.3	$-	$0.3	$-	2	-
U.S. government agencies
and authorities	11.5	-	0.8	-	5	-
U.S. corporate, state and
municipalities	3,955.9	1,689.6	288.1	488.2	631	383
Foreign	2,000.1	1,135.3	134.0	342.4	263	185
Residential mortgage-backed	1,193.3	1,686.5	76.0	727.0	169	153
Commercial mortgage-backed	718.4	2,848.3	77.7	950.3	88	148
Other asset-backed	426.1	1,055.2	35.6	429.3	76	176
Total	$8,559.6	$8,414.9	$612.5	$2,937.2	1,234	1,045

During the nine months ended September 30, 2009, unrealized capital losses on fixed maturities decreased by $2,140.3 primarily due to a narrowing of credit spreads since 2008, and the derecognition of 80% of the Alt-A RMBS securities owned by the Company as a result of the Alt-A transaction with the Dutch State.

At September 30, 2009, the Company had 3 fixed maturities with unrealized capital losses in excess of $10.0. The unrealized capital losses on these fixed maturities equaled $63.6, or 4.5% of the total unrealized losses, as of September 30, 2009. At December 31, 2008, the Company held 53 fixed maturities with unrealized capital losses in excess of $10.0. The unrealized capital losses on these fixed maturities equaled $890.8, or 25.1% of the total unrealized capital losses, as of December 31, 2008.

All securities with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in “Other-Than-Temporary Impairments,” which follows this section. Management determined that no additional recognition of the unrealized loss as an other-than-temporary impairment was necessary.

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

When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow needs.

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Condensed Statements of Operations as an other-than-temporary impairment (“OTTI”). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) on the Condensed Statements of Operations.  The noncredit impairment is recorded in Other comprehensive income (loss) on the Condensed Balance Sheets in accordance with the requirements of Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities”.

In order to determine the amount of the OTTI that is considered a credit impairment, the Company estimates the recovery value by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security. The effective interest rate is the original yield for a fixed rate security or current coupon yield for a floating rate security.

The following tables identify the Company’s credit and intent impairments included in the Condensed Consolidated Statement of Operations, excluding noncredit impairments included in Other comprehensive income (loss), by type for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$0.9	1	$159.5	81
Foreign(1)	3.1	10	76.6	33
Residential mortgage-backed	5.9	33	87.1	17
Other asset-backed	16.7	13	18.4	15
Equity securities	-	-	6.2	2
Mortgage loans on real estate	13.8	3	1.8	1
Total	$40.4	60	$349.6	149
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$114.7	13	$-	-
U.S. corporate	51.3	50	203.9	168
Foreign(1)	27.3	41	133.7	68
Residential mortgage-backed	106.8	118	128.9	35
Other asset-backed	143.4	52	60.0	57
Equity securities	3.3	5	9.0	3
Mortgage loans on real estate	14.3	4	4.8	1
Limited partnerships	0.4	1	0.5	1
Total	$461.5	284	$540.8	333
(1) Primarily U.S. dollar denominated.

The above schedules include $38.6 and $148.4 for the three and nine months ended September 30, 2009, respectively, and $139.3 and $201.2 for the three and nine months ended September 30, 2008, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs reflected in the schedules above are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$0.9	1	$98.2	63
Foreign(1)	0.9	5	29.0	28
Residential mortgage-backed	-	-	67.9	10
Other asset-backed	-	-	15.2	5
Total	$1.8	6	$210.3	106
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$114.7	13	$-	-
U.S. corporate	43.6	35	132.4	137
Foreign(1)	22.5	35	74.5	59
Residential mortgage-backed	23.2	8	85.9	15
Other asset-backed	109.1	11	46.8	25
Total	$313.1	102	$339.6	236
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following table identifies the noncredit impairments recognized in Other comprehensive income (loss) by type for the three and nine months ended September 30, 2009.

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Corporate	$-		-	$2.0	1
Foreign(1)	-	*	3	0.4	3
Residential mortgage-backed	(1.8)		20	73.2	8
Other asset-backed	8.3		12	15.8	17
Total	$6.5		35	$91.4	29
(1) Primarily U.S. dollar denominated.
* Less than $0.1

The remaining fair value of fixed maturities with other-than-temporary impairments as of September 30, 2009 and 2008 was $2,465.9 and $2,428.4, respectively.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(26.6) in 2009	$25.4	$(377.8)
Equity securities, available-for-sale	4.7	(6.6)
Derivatives	(1,159.9)	(9.8)
Other investments, including net OTTI of ($13.8) in 2009	(14.0)	(1.6)
Net realized capital losses	$(1,143.8)	$(395.8)
After-tax net realized capital losses, including tax valuation
allowance of $22.1 for 2009 and of $(144.2) for 2008	$(721.4)	$(401.5)

	Nine Months Ended September 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(443.5) in 2009	$(232.6)	$(526.4)
Equity securities, available-for-sale, including net OTTI
of $(3.3) in 2009	4.9	(15.4)
Derivatives	(1,953.5)	(217.7)
Other investments, including net OTTI of $(14.7) in 2009	(17.1)	(5.5)
Net realized capital losses	$(2,198.3)	$(765.0)
After-tax net realized capital losses, including tax valuation
allowance of $(18.3) for 2009 and of $(144.2) for 2008	$(1,447.2)	$(641.5)

Net realized capital losses increased for the three and nine months ended September 30, 2009, primarily due to losses on futures related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, and losses on futures related to hedging of variable annuity guaranteed death benefits. In addition, for the three months ended September 30, 2009, realized capital losses also includes losses on futures related to variable annuity guaranteed living benefits ceded to SLDI, an affiliate, under the combined coinsurance and coinsurance funds withheld agreement. These futures were in a short position, and as such, their fair value decreased when equity markets rose during the three and nine months ended September 30, 2009, respectively. The increase in losses was partially offset by realized gains on hedges related to Fixed Indexed Annuities (“FIAs”). The FIA hedges were in a long position, and therefore their fair value increased as equity markets rose for both three months and nine months ended September 30, 2009. In addition, the year-to-date decline in net realized capital losses was also driven by a decline in net impairments in the second and third quarters of 2009 partially due to the implementation of new US GAAP guidance in the second quarter of 2009 which resulted in the transfer of certain noncredit related impairments to Other comprehensive income (loss). Year-to-date losses were partially offset by a gain on the sale of Alt-A residential mortgage-backed securities to the Dutch State during the first quarter of 2009 and realized gains on sales of fixed maturities in the second and third quarters of 2009.

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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of September 30, 2009, the Company had net derivative liabilities with a fair value of $582.2.

2009 Initiatives

In 2009, ING USA took certain actions to reduce its exposure to interest rate and market risks. These actions included revisions to variable annuity guaranteed benefits for new business, reducing the minimum guarantee contract rate on new and existing fixed indexed annuities business, changes to certain products, reassessment of the investment strategy, hedging certain funds which previously were not hedged, hedging certain guaranteed death benefits which were previously not hedged, and continuing a hedging program that was started during the fourth quarter of 2008 to mitigate the impact of potential declines in equity markets and their impact on regulatory capital. During the balance of 2009, ING USA will be monitoring these initiatives and their financial impacts, and will determine whether further actions are necessary.

On April 9, 2009, ING USA’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products to be sold by ING USA's affiliate, ING Life Insurance and Annuity Company. As part of this strategy, ING USA intends to cease new sales of variable annuity products in the first quarter of 2010.

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

On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by divestment of its insurance and investment management operations, including the Company. ING will explore all options for implementing the separation including initial public offerings, sales or combinations thereof.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the prior December 31. As of September 30, 2009, the Company had an outstanding receivable of $719.3 with ING AIH under the reciprocal loan agreement. As of December 31, 2008, the Company had no amounts outstanding under the reciprocal loan agreement.

▪

A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of September 30, 2009 and December 31, 2008, the Company had no amounts outstanding under the revolving note facility.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. As of September 30, 2009 and December 31, 2008, the Company had $1,304.5 and $2,995.2, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. As of September 30, 2009 and December 31, 2008, assets with a market value of approximately $2,197.5 and $3,341.1, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

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

Capital Contributions and Distributions

During the nine months ended September 30, 2009 and 2008, the Company received $835.0 and $1.1 billion, respectively, in capital contributions from its Parent.

During the nine months ended September 30, 2009, the Company did not pay any dividends or return of capital distributions to its Parent. During the nine months ended September 30, 2008, the Company paid its Parent a cash return of capital distribution in the amount of $900.0.

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on the Back-Up Facility covering 80% of ING’s Alt-A RMBS. Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $1.4 billion of the Alt-A RMBS portfolio with respect to the Company’s Designated Securities Portfolio (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Company Back-Up Facility is accounted for as a loan receivable for U.S. GAAP and is reported in Loan - Dutch State obligation on the Condensed Balance Sheets.

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

As part of the final Restructuring Plan submitted to the EC in connection with its review of the Dutch state aid to ING, ING has agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. Under this new agreement, the terms of the ING-Dutch State transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, will remain unaltered and the additional payments will not be borne by the Company or any other ING U.S. subsidiaries. For a description of the key components of the Restructuring Plan, see the Subsequent Events footnote, included in the Condensed Financial Statements in Part I, Item 1. contained herein.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of September 30, 2009 and December 31, 2008, the Company held $23.9 and $17.6, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets. In addition, as of September 30, 2009 and December 31, 2008, the Company delivered collateral of $831.3 and $480.4, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

Reinsurance Agreements

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, Security Life of Denver Insurance Company (“SLD”), effective August 20, 1999. Under the terms of this agreement, the Company facultatively cedes to SLD, from time to time, certain GICs on a 100% coinsurance basis. The value of GIC reserves ceded by the Company under this agreement was $1.5 billion and $2.5 billion at September 30, 2009 and December 31, 2008, respectively. The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that SLD is also a major GIC issuer. Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

The Company entered into an automatic reinsurance agreement with SLDI, an affiliate, dated June 30, 2008, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts, which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. The value of reserves ceded by the Company under this agreement was $682.8 and $732.3 at September 30, 2009 and December 31, 2008, respectively. In addition, a deferred loss on the transaction in the amount of $369.5 is presented in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit. Effective July 1, 2009, the Company and SLDI entered into an amended and restated reinsurance agreement to change the reinsurance basis of the existing automatic reinsurance agreement dated June 30, 2008 between the Company and SLDI from coinsurance to a combined coinsurance and coinsurance funds withheld basis. To effectuate this transaction, assets with a market value of $3.1 billion were transferred on July 31, 2009 from SLDI to the Company, and the Company deposited those assets into a trust account. The Company also established a corresponding funds withheld liability to SLDI, which is included in Other liabilities on the Condensed Balance Sheets.

On July 1, 2009, the Company and SLDI also entered into an asset management services agreement pursuant to which SLDI will serve as asset manager for the funds withheld account established under the amended and restated reinsurance agreement, and SLDI will in turn retain its affiliate, ING Investment Management LLC as subadviser with respect to the funds withheld account assets.

The Company entered into a monthly renewable term (“MRT”) reinsurance agreement with Canada Life Assurance Company (“Canada Life”), an unaffiliated Canadian insurance company, effective June 30, 2009. Under the terms of the agreement, the Company ceded 90% of its net retained in-force block of group term life business and any new group term life business reinsured from RLI, an affiliate, to Canada Life.

Ratings

On October 27, 2009, Moody's downgraded the insurance financial strength ratings of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company, to A2 from A1. Moody's also, on that date downgraded the short-term financial strength rating to Prime-2 (P-2) from Prime-1 (P-1). These actions conclude the review for possible downgrade initiated on September 21, 2009 and the ratings now carry a developing outlook.

On October 27, 2009, Fitch Ratings Ltd. (“Fitch”) downgraded its ratings for ING U.S., including the Company from A to A- and kept its outlook at Negative.

On July 9, 2009, S&P downgraded the financial strength rating of ING U.S, including the Company, to A+ from AA- and removed the rating from CreditWatch with negative implications, where they were placed on April 16, 2009. S&P maintained a negative outlook on the rating of ING U.S., including the Company. In April 2009, S&P announced that it had placed ING U.S., including the Company, on CreditWatch-negative until completion of its evaluation of the effects of ING’s strategic changes on each of its subsidiaries.

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

As of September 30, 2009 and December 31, 2008, the guaranteed value of these death benefits in excess of account values was estimated to be $11.2 billion and $16.6 billion, respectively, before reinsurance. The decrease was primarily driven by the increase in the account values of contractowners due to favorable equity market performance in the second and third quarters of 2009.

As of September 30, 2009, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $9.9 billion, of which $9.9 billion was projected to be covered by the Company’s equity hedging program. At December 31, 2008, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $15.0 billion, of which $10.7 billion was projected to be covered by the Company’s equity hedging program. As of September 30, 2009 and December 31, 2008, the Company recorded a liability of $422.2 and $565.4, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability decreased mainly due to the decrease in expected future claims and the increase to expected future fees attributable to the favorable equity market performance in the second and third quarters of 2009.

Guaranteed Living Benefits:

▪

Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary. The Company has discontinued this option for new sales.

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

For the reinsured living benefits, as of September 30, 2009 and December 31, 2008, the guaranteed value of these benefits in excess of account values was estimated to be $9.2 billion and $12.0 billion, respectively, before reinsurance.

Prior to June 30, 2008, the Company utilized an equity hedging program to mitigate risks associated with all living benefits. The non-reinsured living benefits are still covered by the Company’s equity hedging program.

For the non-reinsured living benefits, as of September 30, 2009 and December 31, 2008, the guaranteed value of these benefits in excess of account values was $124.7 and $310.0, respectively. The Company recorded a liability representing the estimated net present value of its future obligations for these benefits of $85.0 and $153.0 as of September 30, 2009 and December 31, 2008, respectively.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies typically require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Condensed Balance Sheets. At September 30, 2009 and December 31, 2008, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $362.4 and $562.8, respectively, and is included in Securities pledged on the Condensed Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $308.3 and $483.1 at September 30, 2009 and December 31, 2008, respectively, and is included in Borrowed money on the Condensed Balance Sheets.

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

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At September 30, 2009 and December 31, 2008, the Company did not have reverse repurchase agreements. Reverse repurchase agreements would be included in Cash and cash equivalents on the Condensed Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at September 30, 2009. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At September 30, 2009 and December 31, 2008, the fair value of loaned securities was $66.9 and $125.4, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

Statutory Capital and Risk-Based Capital

The Company's primary regulator, the State of Iowa Insurance Division (the “Division”), recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division. Statutory capital and surplus of the Company was $1,872.7 and $2,552.6 as of December 31, 2008 and 2007, respectively. As permitted by statutory accounting practices, statutory surplus as of December 31, 2008 includes the impact of an $835.0 capital contribution received by the Company from its immediate parent company, Lion, on February 24, 2009. In addition, as approved by the Division, statutory surplus as of December 31, 2008 reflects the acceptance as of December 31, 2008 of an $883.0 receivable from ING AIH payable to SLDI into the reinsurance trust established by SLDI for the benefit of the Company. SLDI is the reinsurer of certain reserves associated with variable annuity contracts underwritten by the Company. The reinsurance trust receivable was funded by a portion of a cash capital contribution of $1,217.0 made by ING AIH to SLDI on April 22, 2009. ING AIH is the indirect parent company of the Company and the immediate parent company of SLDI, and SLDI is an affiliate of the Company. Effective July 1, 2009, the Company and SLDI entered into an amended and restated reinsurance agreement. In accordance with the terms of the agreement, $3.1 billion of assets were transferred from SLDI to the Company.

Income Taxes

Estimated liabilities have been provided for uncertain tax benefits related to Internal Revenue Service (“IRS”) tax audits and state tax exams that have not been completed. The current liability of $41.2 may be paid in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $48.3 cannot be reliably estimated.

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

In connection with the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State, the EC had a six month period to review and assess the competitive impact of the transaction. On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by the divestment of all insurance and investment management operations, including the Company. The separation of insurance and banking operations and other components of the Restructuring Plan will be presented for authorization at an Extraordinary General Meeting (“EGM”) of ING Shareholders, which is scheduled for November 25, 2009. ING has finalized negotiations with the EC on the Restructuring Plan and formal EC approval is expected before the EGM in November 2009. For a description of the key components of the Restructuring Plan, see the Subsequent Events footnote included in the Condensed Financial Statements in Part I, Item 1 contained herein.

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

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates and minimum credited interest rate guarantees. Changes in interest rates may be caused by either changes in the underlying risk-free rates or changes in the credit spreads required for various levels of risk within the market. A rise in interest rates or widening of credit spreads will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a nine to twelve month time period, certain contractowners may surrender their contracts, requiring the Company to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of the Company’s products, sustained declines in long term interest rates may subject the Company to reinvestment risks, increased hedging costs, and increased costs of guaranteed benefits. As interest rates decline, borrowers may prepay or redeem mortgages and other investments with embedded call options. This may force the Company to reinvest the proceeds at lower interest rates. In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain liabilities, creating asset liability duration mismatches and possibly lower spread income due to minimum interest rate guarantees on certain liabilities.

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

Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition.

On April 9, 2009, the Company's ultimate parent, ING Groep N.V. (“ING”) announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING's intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In addition, the capital infusion of EUR 10 billion by the Dutch State and the transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State in the first quarter of 2009 were subject to review by the European Commission (the “EC”), under its state aid rules. On October 26, 2009, ING announced the key components of the final restructuring plan (the “Restructuring Plan”) ING submitted to the EC as part of the EC state aid review and approval process. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance business by 2013. This separation will be achieved over the next four years by ING’s divestment of its insurance and investment management operations, including the Company. ING has announced it will explore all options for implementing the separation, including initial public offerings, sales or combinations thereof. Various uncertainties and risks are associated with the implementation of various aspects of ING's global business strategy, and with the implementation of the Restructuring Plan's commitment to separate its insurance and banking businesses, any of which could have an adverse impact on the Company’s business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; policyholder retention; rating agency downgrades; unforeseen difficulties in transitioning or divesting non-core businesses and geographies; uncertainties regarding the structure and composition of Restructuring Plan separation strategies; and potential implementation challenges or execution risks related to the Restructuring Plan separation strategies including development of corporate center functions previously provided by ING; potential rebranding initiatives; limitations on access to credit and potential increases in the cost of credit for the insurance businesses undergoing such separation from ING’s banking businesses.

The Company has experienced ratings downgrades recently and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability and financial condition

Ratings are an important factor in establishing the competitive position of insurance companies. On October 27, 2009, Moody’s downgraded the financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company, to “A2” from “A1”. On the same day, Fitch downgraded the financial strength rating of ING U.S., including the Company, to “A-” from “A”. On July 9, 2009, S&P downgraded the financial strength rating of ING U.S., including the Company, to “A+” from “AA-.” In addition, on April 24, 2009, A.M. Best downgraded the financial strength rating to “A (Excellent)” from “A+ (Superior)” and issued credit ratings of “a+” from “aa-“ for ING U.S., including the Company. See “Ratings” in Item 1. Business.

A downgrade, or the potential for a downgrade, of any of the Company’s or affiliated companies’ ratings may lead to lower margins, increased liquidity needs, increased capital needs and reduced fee income as follows:

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

The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

▪	Statutory capital;
▪	Risk of investment portfolio;
▪	Economic trends affecting the financial services industry;
▪	Changes in models and formulas used by rating organizations to assess the financial strength of a rated company;
▪	Strength of the Company’s management team;
▪	Enterprise risk management;
▪	Parent company business strategies;
▪	Access to production distribution channels;
▪	Expected future profitability;
▪	Market share and brand recognition; and
▪	Other circumstances outside the rated company’s control.

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

Offshore reinsurance subjects the Company to the risk that the reinsurer is unable to provide letters of credit

The Company’s credit for reinsurance taken under affiliated offshore reinsurance agreements is under certain conditions, dependent upon the offshore reinsurer’s ability to obtain and provide letters of credit from lending banks. In addition, when available, the cost of letters of credit continues to be very expensive in the current economic environment. Because of this, the Company’s affiliated offshore reinsurer is taking various steps to develop alternative sources for reinsurance collateral. If these steps are unsuccessful, the Company might not be able to obtain full reserve credit. Loss of reserve credit or the recapture of the reinsurance would result in a decrease in the capitalization of the Company.

The Company’s risk management program attempts to balance a number of important factors including regulatory capital, risk based capital, liquidity, earnings, and other factors. Certain actions taken as part of our risk management strategy could result in materially lower or more volatile U.S. GAAP earnings in periods of changes in equity markets

Certain products offered by the Company, especially variable annuities, offer guaranteed benefits such as the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum income benefit (“GMIB”). Although the Company has certain of its guaranteed benefits reinsured or covered under its equity hedging program, for those guarantees not covered by these programs, the Company is exposed to the risk of increased costs and/or liabilities for benefits guaranteed in excess of account values when equity markets decline. During the overall equity market decline which began in 2008 and continued in 2009, our liability for guaranteed benefits increased significantly. The Company’s risk management program is constantly re-evaluated to respond to changing market conditions and achieving the optimal balance and trade-offs among several important factors including regulatory capital, risk based capital, earnings, and other factors. Certain of these strategies could focus the Company’s emphasis on the protection of regulatory capital, risk based capital, liquidity, earnings, and other factors and less on the earnings impact of guarantees, resulting in materially lower or more volatile US liquidity, earnings, and other factors and less on the earnings impact of guarantees, resulting in materially lower or more volatile US GAAP earnings in periods of changing equity market levels. While the Company believes that its risk management program is effective in balancing numerous critical metrics, we are subject to the risk that its strategies and other management procedures prove ineffective or that unexpected policyholder behavior, combined with unfavorable market events, produces losses beyond the scope of the risk management strategies employed, which may have a material adverse effect on our results of operations, financial condition and cash flows.

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

Last summer, the Obama Administration released a set of proposed regulatory reforms with respect to financial services entities, and the Treasury has been releasing the text of proposed legislation for various elements of such proposed reform (the “Administration Proposal”), which Congress is now considering. As part of a larger effort to strengthen the regulation of the financial services market, the Administration Proposal outlines certain reforms applicable to the insurance industry, including the establishment of an Office of National Insurance within the Treasury Department to monitor all aspects of the insurance industry and the modernization of insurance regulation in accordance with stated principles. The Administration Proposal would also increase the regulation of large insurance holding companies or insurers if it is determined by the Federal Reserve Board that their failure could pose a systemic risk to the financial system (known as “Tier 1 FHCs”). If the Federal Reserve Board ultimately were to determine that ING is a Tier 1 FHC, then the Federal Reserve Board’s supervisory authority would extend to ING and all of its subsidiaries, U.S.

and foreign, including subsidiaries that are otherwise regulated such as the Company. Although existing state insurance regulators would remain the primary regulator of the Company and its U.S. insurance company affiliates, the Federal Reserve Board would have the authority to provide its own level of oversight, including subjecting ING, the Company and other ING subsidiaries to: increased capital and liquidity requirements and risk management standards; regulatory reporting to, and supervision and examination by, the Federal Reserve Board; the restrictions of the Bank Holding Company Act on non-financial activities; and a proposed prompt corrective action regime in the event of undercapitalization. Although no financial services regulatory reform legislation has yet been enacted or regulations promulgated with respect to the Administration Proposal, any legislation or regulatory requirements imposed upon ING or the Company, whether proposed by the Administration or finally enacted by Congress, in connection with the Administration Proposal may make it more expensive for the Company to conduct its business, subject the Company to greater regulatory scrutiny and have a material effect on the Company’s results of operations or financial condition.

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

Lastly, Section 382 of the United States Internal Revenue Code is a loss limitation rule, the general purpose of which is to prevent trafficking in tax losses. The rule is triggered when the ownership of a company changes by more than 50% (measured by value) on a cumulative basis in any three year period. If triggered, restrictions may be imposed on the future use of net operating losses as well as certain losses that are built into the assets of the company at the time of the ownership change and that are realized within the next five years. The EUR 10 billion capital support ING received from the Dutch State on November 12, 2008, resulted in a cumulative change of ownership of approximately 42%. Future increases in capital or other changes of ownership may trigger these limitations and thereby restrict ING’s ability to use its losses. If this should occur, it may adversely affect the net result or equity of ING, unless relief from the loss limitation rules is obtained, which may or may not be possible.

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

See Exhibit Index on pages 112-113 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2009 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By: /s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING USA ANNUITY AND LIFE INSURANCE COMPANY (the “Company”)
Exhibit Index

Exhibit Number	Description of Exhibit

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

12.+	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1+	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.