Form 10-K
period 2009-12-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2010-03-31
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of March 19, 2010, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Annual Report on Form 10-K
For the Year Ended December 31, 2009

TABLE OF CONTENTS
		PAGE
PART I

Item 1.	Business**	3
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	33
Item 2.	Properties**	33
Item 3.	Legal Proceedings	34
Item 4.	Submission of Matters to a Vote of Security Holders*	34

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	35
Item 6.	Selected Financial Data***	36
Item 7.	Management’s Narrative Analysis of the Results of Operations and
	Financial Condition**	37
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	107
Item 8.	Financial Statements and Supplementary Data	113
Item 9.	Changes in and Disagreements With Accountants on Accounting and
	Financial Disclosure	201
Item 9A.	Controls and Procedures	201
Item 9B.	Other Information	202

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance*	203
Item 11.	Executive Compensation*	203
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters*	203
Item 13.	Certain Relationships, Related Transactions, and Director Independence*	203

Item 14.	Principal Accounting Fees and Services	204

PART IV

Item 15.	Exhibits, Financial Statement Schedules	206

	Index to Financial Statement Schedules	207
	Signatures	211
	Exhibits Index	212

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including initial public offerings, sales or a combination thereof. See the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein for a description of the key components of the ING restructuring plan.

Description of Business

ING’s U.S.-based operations offer a broad range of life insurance, annuity, mutual fund, employee benefit, defined contribution, guaranteed investment, and funding agreement contracts. For the year ended December 31, 2009, ING’s U.S.-based operations were ranked tenth in sales of variable annuities according to data published by Morningstar, Inc. and twelfth in sales of fixed annuities, excluding structured settlements, according to data published by LIMRA International Inc. (“LIMRA”). During 2009, the Company served as one of the primary vehicles through which ING’s U.S.-based operations wrote variable and fixed annuity business. According to LIMRA’s fourth quarter 2009 sales report on Stable Value and Funding Agreement products, ING’s U.S.-based operations were ranked second in market share for funding agreement contracts, and seventh for traditional general account guaranteed investment contracts, in terms of total assets.

The Company offers various insurance products, including immediate and deferred variable and fixed annuities. The Company’s annuity products are distributed by national wirehouses, regional securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and affiliated broker-dealers. The Company’s primary annuity customers are individual consumers. The Company intends to cease sales of its variable annuity products during the first half of 2010 as part of a global ING business strategy and risk reduction plan.

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

Products and Services

Products offered by the Company include immediate and deferred variable and fixed annuities, designed to address customer needs for tax-advantaged savings, retirement needs, wealth-protection concerns, and GICs.

Variable Annuities: The variable annuities offered by the Company are investment vehicles in which contractowner deposits are recorded and primarily maintained in separate accounts established by the Company and registered with the Securities and Exchange Commission (“SEC”) as a unit investment trust. Unlike fixed annuities, variable annuity contractowners bear the risk of investment gains and losses associated with the selected investment allocation. The Company, however, offers certain guaranteed death and living benefits (described below) under which, when selected, it bears specific risks associated with these products.

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners. In general, investment income and investment gains and losses accrue directly to the separate accounts. The assets of the separate account are legally segregated and are not subject to claims that arise out of any other business of the Company.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contractowner or participant under a contract, in shares of sub-accounts managed by affiliates of the Company or in other selected sub-accounts not managed by affiliates of the Company. Variable annuity deposits are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option into which the contractowner may allocate deposits. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contractowner, including the value allocated to any fixed account, less fees and expenses. The Company offers investment options for its variable annuities covering a wide range of investment styles, including large, mid, and small cap equity funds, as well as fixed income alternatives. Many of the variable annuity contracts issued by the Company are combination contracts, offering both variable and fixed options under which some or all of the deposits may be allocated by the contractowner to a fixed account.

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

A number of other versions of death benefits were offered previously but sales were discontinued. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, the Company instituted a variable annuity guarantee hedging program in lieu of reinsurance. The variable annuity guarantee hedging program is based on the Company entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets.

At December 31, 2009 and 2008, the guaranteed value of these death benefits in excess of account values was estimated to be $10.3 billion and $16.6 billion, respectively, before reinsurance. The decrease was primarily driven by the increase in account values due to favorable equity market performance in 2009.

As of December 31, 2009, the guaranteed value of guaranteed minimum death benefits in excess of account values, net of reinsurance, was estimated to be $9.1 billion, of which $9.1 billion was projected to be covered by the Company’s variable annuity guarantee hedging program. At December 31, 2008, the guaranteed value of guaranteed minimum death benefits in excess of account values, net of reinsurance, was estimated to be $15.0 billion, of which $10.7 billion was projected to be covered by the Company’s variable annuity guarantee hedging program. As of December 31, 2009 and 2008, the Company recorded a liability of $477.6 and $565.4, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability decreased mainly due to the decrease in expected future claims and the increase to expected future fees attributable to the improvement in equity market performance in 2009 compared to 2008, offset in part by an increase in the liability due to changing lapse assumptions for policies with guaranteed minimum income benefit riders. Changing persistency for policies with the guaranteed minimum income benefit riders can impact the guaranteed minimum death benefit reserves for those policies.

Guaranteed Living Benefits:

▪

Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary. The Company has discontinued this option for new sales.

▪

Guaranteed Minimum Withdrawal Benefit (“GMWB”) – Guarantees an annual withdrawal amount for life that is calculated as a percentage of the notional amount that equals premium at the time of contract issue and may increase over time based on a number of factors, including a rollup percentage (7%, 6%, 5%, or 0% depending on versions of the benefit) and ratchet frequency (primarily annual or quarterly depending on versions). The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit. A joint life-time withdrawal benefit option is available to include coverage for spouses. Most versions of the withdrawal benefit have reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

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

Prior to June 30, 2008, the Company utilized a variable annuity guarantee hedging program to mitigate risks associated with all living benefits. The Non-reinsured living benefits are still covered by the Company’s variable annuity guarantee hedging program.

For the Reinsured living benefits, as of December 31, 2009 and 2008, the guaranteed value of these benefits in excess of account values was estimated to be $8.8 billion and $12.0 billion, respectively, before reinsurance.

For the Non-reinsured living benefits, as of December 31, 2009 and 2008, the guaranteed value of these benefits in excess of account values was $104.9 and $310.0, respectively. The Company recorded a liability representing the estimated net present value of its future obligations for these benefits of $73.9 and $153.0 as of December 31, 2009 and 2008, respectively.

Variable Annuity Guarantee Hedging Program: In order to hedge equity risk associated with non-reinsured GMDBs and guaranteed living benefits, the Company enters into futures positions or put options on various public market equity indices chosen to closely replicate contractowner variable fund returns. The Company uses market consistent valuation techniques to establish its derivative positions and to rebalance the derivative positions in response to market fluctuations. One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. The Company also administers a hedging program that mitigates both equity risk and equity volatility risk associated with its Principal Guard GMWB product issued in 2005 and beyond. This hedge strategy primarily involves entering into put options. The derivatives under the variable annuity guarantee hedging programs do not qualify for hedge accounting under accounting principles generally accepted in the United States (“US GAAP”).

In 2009, ING USA took certain actions to reduce its exposure to interest rate and market risks. These actions included revisions to variable annuity guaranteed benefits for new business, reducing the minimum guaranteed interest rate on new fixed indexed annuities business, changes to certain products, reassessment of the investment strategy, hedging certain funds which previously were not hedged, hedging certain guaranteed death benefits which were previously not hedged, hedging interest rate risk on new variable annuity business, hedging certain foreign currency risk, and continuing a hedging program that was started during the fourth quarter of 2008 to mitigate the impact of potential declines in equity markets and their impact on regulatory capital. ING USA continues to monitor these initiatives and their financial impacts, and will determine whether further actions are necessary.

Other risks posed by market conditions, such as the majority of the Company’s equity volatility and interest rate risk, and risks posed by contractowner experience, such as surrender and mortality experience deviations, are not explicitly mitigated by this program. In addition, certain funds, where there is no replicating market index or where hedging is not appropriate, are excluded from the program.

For those risks addressed by the variable annuity guarantee hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contractowner variable fund growth. Any differences between actual results and the market indices result in income volatility.

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

The principal distribution channels of the Company’s annuities include national wirehouses, regional securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and affiliated broker-dealers. GICs are distributed primarily through direct sales by home office personnel or through specialty insurance brokers.

The Company markets its variable annuities primarily on the underlying guarantee features, positioning the product line as a risk management tool or guaranteed income source for clients. The Company intends to cease sales of its variable annuity products during the first half of 2010, as part of a global ING business strategy and risk reduction plan.

Indexed annuities are marketed primarily based on underlying guarantee features coupled with consumer-friendly product designs offering the potential for equity market upside. The Company also offers fixed annuities offering a guaranteed interest rate or annuity payment suitable for clients seeking a stable return.

The Company is not dependent upon any single customer, and no single customer accounted for 10.0% or more of the Company’s revenue in 2009. The only distributor that produced 5.0% or more of 2009 variable annuity sales was the ING Advisors Network (a group of broker-dealers affiliated with the Company during 2009), which produced approximately 7.7% of annuity sales. Certain of these affiliated broker-dealers were sold to Lightyear Capital LLC effective February 1, 2010.

Assets Under Management

A substantial portion of the Company’s fees, or other charges and margins, are based on general and separate account assets under management (“AUM”). General account AUM represents assets in which the Company bears the investment risk, while separate account AUM represents assets in which the contractowners bear the investment risk. AUM is principally affected by net deposits (i.e., annuity premiums and GIC deposits, less surrenders), investment performance (i.e., interest credited to contractowner accounts for fixed options or market performance for variable options), and contractowner retention. The general and separate account AUM was as follows at December 31, 2009 and 2008.

	December 31,
	2009	2008
Variable annuities	$43,615.2	$35,112.3
Fixed annuities	18,634.5	17,284.2
GICs	3,546.8	6,233.2
Other insurance products	1,289.5	1,255.1
Total	$67,086.0	$59,884.8

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

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Deferred annuity crediting rates and reserve interest rates varied by product up to a maximum of 10.0% for 2009, 2008, and 2007.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2009, 2008, and 2007, immediate annuity reserve interest discount rates varied up to a maximum of 8.0%.

Reserves for FIAs are computed in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“the Codification” or “ASC”) Topic 944, “Financial Services – Insurance”, Topic 815, “Derivatives and Hedging”, and Topic 820, “Fair Value Measurements and Disclosures”. Accordingly, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in the Statements of Operations.

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses, less the present value of future net premiums.

Under the requirements of ASC Topic 944, the Company calculates additional reserve liabilities for certain variable annuity guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The additional reserve for such products recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

The Company calculates a benefit ratio for each block of business that meets the requirements for additional reserves as outlined in ASC Topic 944, and calculates an additional reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period. The additional reserve is accumulated at interest rates using rates consistent with the deferred policy acquisition costs model for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

GMABs and GMWBs without life contingent payouts are considered to be derivatives under ASC Topic 815 and Topic 820. The additional reserves for these guarantees are recognized at fair value through the Statements of Operations.

Reserves for GICs are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

As of December 31, 2009 and 2008, the Company’s life and annuity insurance reserves (general and separate account) and deposit-type funds were comprised of each type of the following products:

	2009		2008
	Reserves	% of Total	Reserves	% of Total
Variable annuity	$45,160.6	64.5%	$36,680.1	55.0%
Fixed annuity	20,355.6	29.1%	18,976.0	28.5%
GICs	2,693.4	3.8%	9,401.4	14.1%
Other insurance products	1,831.2	2.6%	1,604.0	2.4%
Total	$70,040.8	100.0%	$66,661.5	100.0%

Reinsurance Arrangements

The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses from its annuity and life insurance businesses. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the Company’s primary liability as the direct insurer of the risks. Reinsurance treaties are structured as monthly or yearly renewable term, coinsurance, or modified coinsurance. The Company bases its selection of a reinsurer on the financial strength of the reinsurer.

The Company currently has a significant concentration of ceded reinsurance with its affiliate, Security Life of Denver Insurance Company (“SLD”). At December 31, 2009, the Company has reinsurance primarily related to GICs, fixed annuities, and universal life policies with SLD.

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

The Company entered into an automatic reinsurance agreement on June 30, 2008 with its affiliate, Security Life of Denver International Limited (“SLDI”). Under the terms of the agreement, the Company ceded to SLDI 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000. Effective July 1, 2009, the Company and SLDI entered into an amended and restated reinsurance agreement to change the reinsurance basis of the existing automatic reinsurance agreement dated June 30, 2008 between the Company and SLDI from coinsurance to a combined coinsurance and coinsurance funds withheld basis.

The Company also currently reinsures risks ceded by its affiliate, ReliaStar Life Insurance Company (“RLI”), on life insurance policies through bulk reinsurance agreements, a coinsurance funds withheld agreement, and a quota share retrocession agreement.

In addition, the Company entered into a monthly renewable term (“MRT”) reinsurance agreement with Canada Life Assurance Company (“Canada Life”), an unaffiliated Canadian insurance company, effective June 30, 2009. Under the terms of the agreement, the Company ceded 90% of its net retained in-force block of group term life business and any new group term life business reinsured from RLI, an affiliate, to Canada Life.

See “Liquidity and Capital Resources – Reinsurance Agreements” in Management’s Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item 7. contained herein for further discussion on the Company’s reinsurance arrangements.

Investment Overview and Strategy

The Company’s investment strategy focuses on diversification by asset class. The Company seeks to achieve economic diversification, while reducing overall credit risk and liquidity risk. In addition, the Company seeks to mitigate the impact of cash flow variability from embedded options within certain investment products, such as prepayment options and interest rate options embedded in collateralized mortgage obligations and call options embedded in corporate bonds. The investment management function is centralized under ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for groups of products with similar liability characteristics within the Company.

The Company’s general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio weighted average asset quality rating of A, based on S&P ratings classifications. The weighted average excludes mortgage loans, but includes mortgage-backed securities, which are reported with Fixed maturities.

The Company uses derivatives for hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. In addition, the Company uses credit default swaps to reduce the credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure on certain assets that the Company does not own. These credit default swaps are similar in credit risk to bonds of the named issuer, and allow the Company to gain access to a broader, more diversified pool of credit risks. Generally, these derivatives do not qualify for hedge accounting under US GAAP. See “Liquidity and Capital Resources - Derivatives” in Management’s Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item 7. contained herein for further discussion of the Company’s use of derivatives.

Ratings

On October 27, 2009, Moody’s Investors Service, Inc. (“Moody’s”) downgraded the insurance financial strength ratings of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company, to A2 from A1. Moody's also on that date downgraded the short-term financial strength rating to Prime-2 (P-2) from Prime-1 (P-1). These actions concluded the review for possible downgrade initiated on September 21, 2009 and the ratings now carry a developing outlook.

On October 27, 2009, Fitch Ratings Ltd. (“Fitch”) downgraded its ratings for ING

U.S., including the Company from A to A- and maintained its outlook at Negative.

On December 1, 2009, S&P affirmed its financial strength rating of ING U.S., including the Company, at A+ with a negative outlook. On July 9, 2009, S&P downgraded the financial strength rating of ING U.S, including the Company, to A+ from AA- and removed the rating from CreditWatch with negative implications, where they were placed on April 16, 2009. S&P maintained a negative outlook on the rating of ING U.S., including the Company. In April 2009, S&P announced that it had placed ING U.S., including the Company, on CreditWatch-negative until completion of its evaluation of the effects of ING’s strategic changes on each of its subsidiaries.

On April 24, 2009, A.M. Best Company, Inc. (“A.M. Best”) downgraded the financial strength rating to A (Excellent) from A+ (Superior) and issuer credit ratings to a+ from aa- for ING U.S., including the Company. The outlook for ING USA had been revised to negative.

In response to weakening global markets, the rating agencies have been continuously reevaluating their ratings of banks and insurance companies around the world. Over the past several quarters, the rating agencies have maintained a negative outlook of the financial services industry overall, while reviewing the individual ratings they give to specific entities. The downgrades of the Company by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of the Company’s financial strength. In making their ratings decisions the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities, and direct or implied support from parent companies, including the implications of the ING restructuring plan, among other factors.

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

The Company is subject to the insurance laws of the state in which it is organized and of the other jurisdictions in which it transacts business. The primary regulator of the Company’s insurance operations is the Division of Insurance for the State of Iowa. Among other matters, these agencies may regulate trade practices, agent licensing, policy forms, underwriting and claims practices, minimum interest rate to be credited to fixed annuity contractowner accounts, and the maximum interest rates that can be charged on policy loans.

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

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this liability to be $10.4 and $10.5 as of December 31, 2009 and 2008, respectively. The Company has also recorded an asset of $3.4 and $3.7 as of December 31, 2009 and 2008, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to the Company’s businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

The Company had 1,053 employees as of December 31, 2009, primarily focused on managing new business processing, product distribution, marketing, customer service, and product management for the Company and certain of its affiliates, as well as providing product development, actuarial, and finance services to the Company and certain of its affiliates. The Company also utilizes services provided by ING North America Insurance Corporation and other affiliates. These services include underwriting, risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, product distribution, marketing, customer service, product management, actuarial, and finance related services. The affiliated companies are reimbursed for the Company’s use of various services and facilities under a variety of intercompany agreements.

Item 1A.	Risk Factors

In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those which are described below.

The financial crisis reached unprecedented levels of market volatility and has adversely affected and may continue to adversely affect the Company’s business and results of operations

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than twelve months, due largely to the stresses affecting the global financial systems, which accelerated significantly in the second half of 2008. The United States entered a severe recession in 2008, and although some improvement in the economic environment began in the latter part of the first quarter of 2009, a sluggish economy may persist well into 2010 and possibly beyond, despite past and future expected governmental intervention in the world’s major economies. Throughout 2008 and most of the first quarter of 2009, these circumstances exerted significant downward pressure on prices of equity securities and virtually all other asset classes and resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. The extreme disruption and volatility in markets in the United States and elsewhere began to subside after rebounds in certain asset classes in the latter part of the first quarter of 2009.  It appears the United States is slowly emerging from a severe recession after substantial governmental intervention in the world’s major economies; however asset performance will still be leveraged to effective policy decisions by central banks and governments.  Continued slack in global markets may keep inflation at lower levels for a period of time, however, interest rates may be spurred higher when the United States government exits from quantitative easing and/or with continued economic growth.  However, significant risks still remain to the United States and other major economies that could result in continued uncertainty, increasing volatility and decreasing overall risk appetite.  These market conditions have affected and may continue to affect the Company’s results of operations and investment portfolio since the Company is exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads and equity prices.

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates and minimum credited interest rate guarantees. Changes in interest rates may be caused by either changes in the underlying risk-free rates or changes in the credit spreads required for various levels of risk within the market. A rise in interest rates or widening of credit spreads will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a short period of time, certain contractowners may surrender their contracts, requiring the Company to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of the Company’s products, sustained declines in long term interest rates may subject the Company to reinvestment risks, increased hedging costs, and increased costs of guaranteed benefits. As interest rates decline, borrowers may prepay or redeem mortgages and other investments with embedded call options. This may force the Company to reinvest the proceeds at lower interest rates. In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain liabilities, creating asset liability duration mismatches and possibly lower spread income due to minimum interest rate guarantees on certain liabilities.

This market environment has also reduced the liquidity of institutional investors, which has limited their ability to purchase guaranteed investment contracts and funding agreements (collectively “GICs”). These adverse market conditions may constrain the Company’s ability to issue or renew GICs in the near term and may increase the interest costs associated with new contracts.

If issuer credit spreads widen or increase significantly over an extended period of time, it would likely exacerbate these effects, resulting in greater and additional other-than-temporary impairments. In addition, a reduction in market liquidity has made it difficult to value certain of the Company’s securities, such as subprime mortgage-backed securities, as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant changes which could have a material adverse effect on the Company’s results of operations or financial condition.

Another important primary exposure to equity risk relates to the potential for lower earnings associated with variable annuities where fee income is earned based upon the fair value of the assets under management. During 2008 and most of the first quarter of 2009, overall declines in equity markets negatively impacted assets under management. As a result, fee income earned on the value of those assets under management was negatively impacted. Also during this time frame, the decline in equity markets also caused an increase in both hedging costs and costs of guaranteed benefits.

In addition, certain of the Company’s products offer guaranteed benefits which, when elected, increase the potential benefit exposure should equity markets decline. Due to overall declines in equity markets during 2008 and most of the first quarter of 2009, the liability for these guaranteed benefits increased and the Company’s statutory capital position decreased, with some improvement in both positions noted at the end of the first quarter of 2009 due to increases in the equity market. While the Company uses reinsurance in combination with derivative instruments to minimize the risk associated with these guaranteed benefits, further significant declines in the equity markets would increase the Company’s liability for the guaranteed benefits. Furthermore, this liability could also increase in the event that reinsurers or derivative counterparties are unable or unwilling to pay, and are subject to the risk that other management procedures prove ineffective or that unanticipated policyholder behavior, combined with sustained adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Adverse financial market conditions and/or actions taken by ratings agencies may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital

Adverse capital market conditions may affect the availability and cost of borrowed funds, including commercial paper, thereby ultimately impacting profitability and ability to support or grow the businesses. The Company’s capital position declined in 2008 relative to 2007, and the Company experienced continued pressure in 2009, leading to a capital infusion of $239.0 received February 19, 2010. Further significant declines in the Company’s capital position could impair the ability to support the business, to absorb continuing operating losses under customer contracts and to preserve overall competitiveness. The Company has taken a number of steps to preserve capital and mitigate risk. These initiatives include entering into reinsurance arrangements, modifying product features, adjusting hedging activities, mitigating risks in the Company’s investment portfolio, and reducing the expense base. Taken as a whole, these actions may not be effective enough, especially if the global economy experiences further shocks. Even if effective, certain remedial measures may have other adverse consequences. For example, adjusting the hedging program may better protect statutory surplus, but may also result in greater earnings volatility, additional costs or other charges or adversely affect the ability to compete.

While the Company has various sources of liquidity available, sustained adverse market conditions and/or downgrades by rating agencies could impact the cost and availability of these borrowing sources, including the availability and cost of repurchase agreement funding, and ability of the Company’s parent, whose access to the commercial paper market could be reduced, to provide intercompany loans. The Company and its affiliates may not be able to raise sufficient capital as and when required if the financial markets remain in turmoil, and any capital raised may be on unfavorable terms. The Company’s affiliates’ access to bank issued letters of credit could be reduced or only be available on unfavorable terms, which could have negative liquidity implications. Any sales of securities or other assets, whether to generate liquidity or in the normal course of business, may be completed on unfavorable terms or cause the Company to incur losses. Once investment assets are disposed, the Company would lose the potential for market upside on those assets in a market recovery. Without sufficient liquidity, the Company could be forced to curtail certain operations, and the business could suffer.

Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition

On April 9, 2009, the Company's ultimate parent, ING Groep N.V. (“ING”) announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING's intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In addition, the capital infusion of EUR 10 billion by the Dutch State and the transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State in the first quarter of 2009 were subject to review by the European Commission (the “EC”), under its state aid rules.

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

Various uncertainties and risks are associated with the implementation of various aspects of ING's global business strategy, and with the implementation of the Restructuring Plan's commitment to separate its insurance and banking businesses, any of which could have an adverse impact on the Company’s business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; policyholder retention; rating agency downgrades; unforeseen difficulties in transitioning or divesting non-core businesses and geographies; uncertainties regarding the structure and composition of Restructuring Plan separation strategies; and potential implementation challenges or execution risks, and possible increased operating costs related to the Restructuring Plan separation strategies including development of corporate center and other functions previously provided by ING; potential rebranding initiatives; limitations on access to credit and potential increases in the cost of credit for the insurance businesses undergoing such separation from ING’s banking businesses.

Lastly, the capital infusion of EUR 10 billion by the Dutch State resulted in a cumulative change of ownership of ING of approximately 42%. Future increases in capital or other changes of ownership under the Restructuring Plan may trigger Section 382 of the United States Internal Revenue Code which is a loss limitation rule the general purpose of which is to prevent trafficking in tax losses. If applicable, this limitation rule would restrict ING’s ability to use its losses. The rule is triggered when the ownership of a company changes by more than 50% (measured by value) on a cumulative basis in any three year period. If triggered, restrictions may be imposed on the future use of net operating losses as well as certain losses that are built into the assets of the impacted company at the time of the ownership change and that are realized within the next five years. If this should occur, it may adversely affect the net results or equity of ING.

The amount of statutory capital that the Company holds can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control and influences its financial strength and credit ratings

The National Association of Insurance Commissioners (“NAIC”) has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors – the amount of statutory income or losses generated by the Company (which itself is sensitive to equity market and credit market conditions), the amount of additional capital the Company must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting, changes in interest rates, as well as changes to the NAIC RBC formulas. Many of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by its statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital the Company should hold relative to the rating agencies expectations. In addition, in extreme scenarios of equity market declines or sustained periods of low interest rates, the amount of additional statutory reserves that the Company is required to hold for variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating the Company’s RBC ratios. To the extent that the Company’s RBC ratios are deemed to be insufficient, the Company may seek to take actions to either increase the capitalization of the Company or reduce the capitalization requirements. If the Company were unable to accomplish such actions, the rating agencies may view this as a reason for ratings downgrades.

The Company has experienced ratings downgrades recently and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability, financial condition, and access to liquidity

Ratings are an important factor in establishing the competitive position of insurance companies as well as access to liquidity. On October 27, 2009, Moody’s downgraded the financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company, to “A2” from “A1”. On the same day, Fitch downgraded the financial strength rating of ING U.S., including the Company, to “A-” from “A”. On July 9, 2009, S&P downgraded the financial strength rating of ING U.S., including the Company, to “A+” from “AA-” and reaffirmed its “A+” rating with a negative outlook on December 1, 2009. In addition, on April 24, 2009, A.M. Best downgraded the financial strength rating to “A (Excellent)” from “A+ (Superior)” and issued credit ratings of “a+” from “aa-“ for ING U.S., including the Company. See “Ratings” in Item 1. Business.

A downgrade, or the potential for a downgrade, of any of the Company’s or affiliated companies’ ratings may lead to lower margins, increased liquidity needs, more limited access to liquidity, increased capital needs and reduced fee income as follows:

▪	Increase in contract surrenders and withdrawals;
▪	Termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of products and services;
▪	Reduction of new annuity contract and GIC sales or renewals; and

▪	Ratings triggers under Collateral Support Annexes of derivatives contracts, which would require the Company to post additional collateral
▪	Decrease in loans available from parent company and/or affiliates due to the parent’s and/or affiliates’ reduced access to the commercial paper market and/or letters of credit.

The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

▪	Statutory capital;
▪	Risk of investment portfolio;
▪	Economic trends affecting the financial services industry;
▪	Changes in models and formulas used by rating organizations to assess the financial strength of a rated company;
▪	Strength of the Company’s management team;
▪	Enterprise risk management;
▪	Parent company business strategies (including implications of restructuring plans);
▪	Access to production distribution channels;
▪	Expected future profitability;
▪	Market share and brand recognition; and
▪	Other circumstances outside the rated company’s control.

In response to weakening global markets, rating agencies have been continuously reevaluating their ratings of banks and insurance companies around the world. Over the past several quarters, the rating agencies have maintained a negative outlook of the financial services industry, while reviewing the individual ratings of specific entities. The downgrades of the Company by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of the Company’s financial strength. As ratings agencies continue to evaluate the financial services industry, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating organization models for maintenance of certain ratings levels. It is possible that the outcome of such reviews of the Company will have additional adverse ratings consequences, which could have a material adverse effect on results of operations and financial condition.

Regulatory initiatives intended to alleviate the financial crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect the Company’s results of operations, financial condition and liquidity

In response to the financial crisis affecting the banking system and financial markets, the U.S. federal government has passed new legislation in an effort to stabilize the financial markets, including the American Recovery and Reinvestment Act of 2009 and the Emergency Economic Stabilization Act of 2008. The Company cannot predict with any certainty the effect these actions or any other legislative initiatives will have on the financial markets or on the Company’s business, results of operations, financial condition, and liquidity. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates, which could materially affect the Company’s investments, results of operations and liquidity in ways that are not predictable. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect the Company’s results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, the Company may need to raise additional capital or consider other transactions to manage its capital position or liquidity.

Last summer, the Obama Administration released a set of proposed financial services regulatory reforms for Congress to consider. In December 2009, the House of Representatives passed the “Wall Street Reform and Consumer Protection Act” (HR 4173), and the Senate is currently trying to reach agreement on its version. While the final form of this legislation is still unknown, various provisions will be applicable to the insurance industry. HR 4173 would establish a Federal Insurance Office (FIO) within the Treasury Department to monitor all aspects of the insurance industry, identify regulatory gaps, make recommendations to the Financial Services Oversight Council regarding which insurers are systemically important, and report to Congress on how the current system of insurance regulation should be modernized. If the Financial Services Oversight Council, in consultation with the Federal Reserve Board, were to determine that ING was a systemically important company, ING and its subsidiaries could become subject to enhanced supervision and prudential regulatory standards to be developed by systemic regulators in consultation with primary functional regulators. Although existing state insurance regulators would remain the primary regulators of the Company and its U.S. insurance company affiliates, the Federal Reserve Board could be granted the authority to provide its own level of oversight, including subjecting ING, the Company and other ING subsidiaries to: increased capital and liquidity requirements and risk management standards; regulatory reporting to, and supervision and examination by, the Federal Reserve Board; the restrictions of the Bank Holding Company Act on non-financial activities; and a prompt corrective action regime in the event of undercapitalization. Although no financial services regulatory reform legislation has yet been enacted or regulations promulgated, any such requirements imposed upon ING or the Company in the future may make it more expensive for the Company to conduct its business, subject the Company to greater regulatory scrutiny and have a material effect on the Company’s results of operations or financial condition.

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

The valuation of many of the Company’s financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition

The following financial instruments are carried at fair value in the Company’s financial statements: fixed maturities, equity securities, derivatives, embedded derivatives, and separate account assets. The Company has categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In many situations, inputs used to measure the fair value of an asset or liability may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

The determination of fair values are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption such as the Company has experienced recently, including periods of rapidly changing credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of the Company’s securities, such as subprime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation thereby resulting in values which may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition. Inactive market conditions for Alt-A and subprime mortgage-backed securities during the second quarter of 2008, led the Company to determine that these assets should be classified as Level 3. However, during the second half of 2009, the Company observed increased activity in the market for Alt-A mortgage-backed securities, and determined those securities should be classified as Level 2. Subprime mortgage-backed securities remained classified as Level 3, as there was no significant increase in market activity for these securities. As of December 31, 2009, 23.2%, 68.6% and 8.2% of the Company’s available-for-sale securities were considered to be Level 1, 2 and 3, respectively.

The determination of the amount of impairments taken on the Company’s investments is subjective and could materially impact results of operations

The Company evaluates its investment securities for impairment on a quarterly basis. This review is subjective and requires a high degree of judgment. For fixed maturity securities held, an impairment loss is recognized when the fair value of the debt security is less than the carrying value and the Company has the intent to sell the debt security, or if it is more likely than not that the Company will be required to sell the debt security before recovery of the amortized cost basis, or if a credit loss has occurred.

When the Company does not intend to sell a security in an unrealized loss position, potential credit related other-than-temporary impairments are considered using a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry; geographic area in which the issuer conducts business; financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes in credit rating of the security by the rating agencies; volatility of the fair value changes, and other events that adversely affect the issuer. In addition, the Company takes into account relevant broad market and economic data in making impairment decisions.

As part of the impairment review process, the Company utilizes a variety of assumptions and estimates to make a judgment on how fixed maturity securities will perform in the future. It is possible that securities in the Company’s fixed maturity portfolio will perform worse than the expectations of the Company. There is an ongoing risk that further declines in fair value may occur and additional other-than- temporary impairments may be recorded in future periods, which could materially adversely affect the Company’s results of operations and financial condition.

If assumptions used in estimating future gross profits differ from actual experience or if an estimation technique used to estimate future gross profits is modified, the Company may be required to accelerate the amortization of Deferred Acquisition Costs (“DAC”), which could have a material adverse effect on results of operations and financial condition

The Company defers acquisition costs associated with the sales of its annuity products. These costs are amortized over the expected life of the contracts in proportion to the present value of estimated gross profits. The projection of estimated gross profits requires the use of certain assumptions, principally related to separate account fund returns, surrender and lapse rates, interest margin, mortality, future impairments, costs of guaranteed benefits, and hedging costs. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If these assumptions prove to be inaccurate, an estimation technique used to estimate future gross profits is changed, or if significant or sustained equity market declines occur and/or persist, the Company could be required to accelerate the amortization of DAC which would result in a charge to earnings. Such adjustments could have a material adverse effect on results of operations and financial condition.

If the Company’s business does not generate sufficient taxable income, the Company may be required to establish an additional valuation allowance against the deferred income tax asset, which could have a material adverse effect on results of operations and financial condition

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are evaluated periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate operating income and capital gains from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2009, the Company’s valuation allowance was $308.6. However, based on future facts and circumstances, the valuation allowance may not be sufficient. Charges to increase the valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

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

Offshore reinsurance subjects the Company to the risk that the reinsurer is unable to provide acceptable credit for reinsurance

The Company’s statutory basis credit for reinsurance taken under affiliated offshore reinsurance agreements is under certain conditions, dependent upon the offshore reinsurer’s ability to obtain and provide letters of credit from lending banks. In addition, when available, the cost of letters of credit continues to be very expensive in the current economic environment. Because of this, the Company’s affiliated offshore reinsurer is taking various steps to develop alternative sources for reinsurance collateral. If these steps are unsuccessful, the Company might not be able to obtain full reserve credit. Loss of reserve credit would result in a decrease in the level of capital of the Company.

The Company’s risk management program attempts to balance a number of important factors including regulatory capital, risk based capital, liquidity, earnings, and other factors. Certain actions taken as part of our risk management strategy could result in materially lower or more volatile U.S. GAAP earnings in periods of changes in equity markets

Certain products offered by the Company, especially variable annuities, offer guaranteed benefits such as the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum income benefit (“GMIB”). Although the Company has certain of its guaranteed benefits reinsured or covered under its variable annuity guarantee hedging program, for those guarantees not covered by these programs, the Company is exposed to the risk of increased costs and/or liabilities for benefits guaranteed in excess of account values when equity markets decline. During the overall equity market decline which began in 2008 and continued into the first quarter of 2009, the liability for guaranteed benefits increased significantly. The Company’s risk management program is constantly re-evaluated to respond to changing market conditions and achieving the optimal balance and trade-offs among several important factors including regulatory capital, risk based capital, earnings, and other factors. Certain of these strategies could focus the Company’s emphasis on the protection of regulatory capital, risk based capital, liquidity, earnings, and other factors and less on the earnings impact of guarantees, resulting in materially lower or more volatile US GAAP earnings in periods of changing equity market levels. While the Company believes that its risk management program is effective in balancing numerous critical metrics, we are subject to the risk that its strategies and other management procedures prove ineffective or that unexpected policyholder behavior, combined with unfavorable market events, produces losses beyond the scope of the risk management strategies employed, which may have a material adverse effect on our results of operations, financial condition and cash flows.

The inability of counterparties to meet their financial obligations could have an adverse effect on the Company's results of operations.

Third-parties that owe the Company money, securities or other assets may not pay or perform under their obligations. These parties include issuers of securities held by the Company, customers, trading counterparties, counterparties under swaps, credit default and other derivative contracts, clearing agents, exchanges and other financial intermediaries. Defaults by one of more of these parties on their obligations to the Company due to bankruptcy, lack of liquidity, economic downturns, operational failure or even rumors about potential defaults by one of more of these parties could have an adverse effect on the Company's results of operations, financial condition or cash flows.

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

The Company’s profitability depends on the following:

▪	Adequacy of investment margins;
▪	Management of market and credit risks associated with investments;
▪	Ability to maintain premiums and contract charges at a level adequate to cover mortality and morbidity benefits and contract administration expenses;
▪	Availability and cost of hedging;
▪	Adequacy of contract charges and availability of revenue from providers of investments options offered in variable contracts to cover the cost of product features and other expenses;
▪	Availability of letters of credit associated with offshore reinsurance agreements;
▪	Persistency of policies and policyholder behavior; and
▪	Management of operating costs and expenses.

Changes in reserve estimates may reduce profitability

The Company establishes reserves based upon estimates of how much the Company will pay for future benefits and claims. The Company calculates reserves based on many assumptions and estimates including future investment yields, mortality, morbidity, policyholder behavior, and expenses. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain. The Company periodically reviews the adequacy of reserves and the underlying assumptions. The Company cannot, however, determine with precision the amounts that the Company will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. If actual experience differs significantly from assumptions or estimates, reserves may not be adequate. As a result, the Company would incur a charge to earnings in the quarter in which the reserves are increased.

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

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Economic turmoil may accelerate consolidation activity. Many of these competitors also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. These competitive pressures could result in increased pressure on the pricing of certain of the Company’s products and services, and could harm the Company’s ability to maintain or increase profitability. In addition, if the Company’s financial strength and credit ratings are lower than our competitors it could result in increased surrenders and/or a significant decline in sales. Due to the competitive nature of the financial services industry, there can be no assurance that the Company will continue to effectively compete within the industry or that competition will not have an adverse impact on the business, results of operations, or financial condition.

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

Additionally, the Company is subject to federal corporation income tax, and benefits from certain federal tax provisions, including but not limited to, dividends received deductions, various tax credits, and insurance reserve deductions. Due in large part to the recent financial crisis, there is an increasing risk that changes to federal tax law could be enacted, and could result in materially higher corporate taxes than would be incurred under existing tax law and adversely impact profitability. Also, interpretation of existing tax law could change and could be applied to the Company as part of an IRS examination and adversely impact the capital position of the Company. Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders, including but not limited to, those mentioned above or imposing new costs. For example, the Obama Administration’s recently proposed “Financial Crisis Responsibility Fee” to be imposed on large financial institutions, possibly including life insurers, could increase costs if enacted.

The Company may be adversely affected by increased governmental and regulatory scrutiny or negative publicity

Governmental scrutiny from within the U.S. and abroad, including from the Dutch State with respect to matters relating to compensation and other business practices in the financial services industry, has increased dramatically in the past several years. The financial crisis and the current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or elected officials. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, could result in some type of inquiry or investigation by regulators, legislators and/or law enforcement officials or in lawsuits. Responding to these inquiries, investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of ING and/or Company senior management from its business. Future legislation or regulation or governmental views on compensation may result in ING and/or the Company altering compensation practices in ways that could adversely affect the ability to attract and retain talented employees. Adverse publicity, governmental scrutiny and legal proceedings can also have a negative impact on the reputation of ING and/or the Company and on the morale and performance of employees, which could adversely affect the Company's businesses and results of operations.

A loss of key employees could increase the Company’s operational risks and could adversely affect the effectiveness of internal controls over financial reporting

The Company relies upon the knowledge and experience of employees involved in functions that require technical expertise in order to provide for the accurate and timely preparation of required regulatory filings and US GAAP and statutory financial statements and operation of internal controls. A loss of such employees could adversely impact the Company’s ability to execute key operational functions and could adversely affect the Company’s internal controls over financial reporting.

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

In some cases, this regulatory scrutiny has led to new proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, settlements, and litigation. At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it. The Company cannot, guarantee, however, that new laws, regulations, and other regulatory actions aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws and regulations, enforcement actions, or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products, result in negative coverage of the industry by the media, cause significant harm to the Company’s reputation, and adversely impact profitability.

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

Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device or a failure to implement system modifications or a new accounting, actuarial or other operating system effectively could adversely affect the Company’s results of operations and financial condition or the effectiveness of internal controls over financial reporting.

The Company is highly dependent on automated systems to record and process Company and contractowner transactions, as well as to calculate reserving requirements, investment asset valuations, and certain other components of the Company’s US GAAP and statutory financial statements. The Company could experience a failure of one of these systems, could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. The Company could also experience a compromise of its security due to technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its contractowners. Operating system failures, ineffective system implementation or disruptions or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations, and adversely affect the Company’s internal control over financial reporting, business, results of operations, or financial condition.

The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition

The Company is exposed to various risks arising from natural disasters, including hurricanes, climate change, floods, earthquakes, tornadoes, and pandemic disease, caused by a virus such as H1N1 (the “Swine flu” virus), as well as man-made disasters, including acts of terrorism and military actions, which may adversely affect assets under management, results of operations and financial condition, as follows:

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

The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses

The Company has developed risk management policies and procedures and expects to continue to do so in the future. Nonetheless, the Company’s policies and procedures to identify, monitor, and manage risks may not be fully effective, particularly during extremely turbulent times. Many of the Company’s methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, clients, catastrophe occurrence, or other matters, that is publicly available or otherwise accessible to the Company. This information may not always be accurate, complete, up-to-date, or properly evaluated. Management of operational, legal, and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

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

(Dollar amounts in millions, unless otherwise stated)

There is no public trading market for the common stock of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate). All of the Company’s outstanding common stock is owned by its parent, Lion Connecticut Holdings Inc. (“Lion” or “Parent”), a Connecticut holding and management company. All of the outstanding common stock of Lion is owned by ING America Insurance Holdings, Inc. (“ING AIH”), whose ultimate parent is ING Groep N.V. (“ING”).

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

During 2009, the Company did not pay any dividends or return of capital distributions to its Parent. During 2008, the Company paid its Parent a cash return of capital distribution in the amount of $900.0. During 2007, the Company did not pay any dividends or return of capital distributions on its common stock to its Parent.

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

On February 19, 2010, the Company received a $239.0 capital contribution from its Parent. The contribution was comprised of proceeds from the sale of affiliated broker-dealers and the redistribution of currently existing capital within ING U.S. Insurance.

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

	2009	2008	2007
OPERATING RESULTS
Net investment income	$1,416.5	$1,438.0	$1,346.4
Fee income	943.2	1,152.4	1,198.9
Premiums	694.1	19.1	19.6
Net realized capital losses	(2,501.2)	(1,481.7)	(391.2)
Total revenue	553.5	1,128.0	2,173.8
Interest credited and other benefits to
contractowners	590.4	1,716.0	1,312.0
Amortization of deferred policy acquisition
costs and value of business acquired	(362.2)	680.5	408.1
Net income (loss)	3.2	(1,381.2)	129.0

FINANCIAL POSITION
Total investments	$25,612.0	$23,267.1	$27,881.2
Assets held in separate accounts	42,996.1	34,090.8	44,477.8
Total assets	78,848.8	69,817.5	81,276.2
Future policy benefits and claims reserves	27,044.7	32,570.7	31,461.6
Notes to affiliates	435.0	435.0	435.0
Liabilities related to separate accounts	42,996.1	34,090.8	44,477.8
Total shareholder's equity	2,740.9	767.5	3,119.0

ASSETS UNDER MANAGEMENT
Variable annuities	$43,615.2	$35,112.3	$45,525.9
Fixed annuities	18,634.5	17,284.2	17,167.4
Guaranteed investment contracts
and funding agreements	3,546.8	6,233.2	6,976.1
Other insurance products	1,289.5	1,255.1	1,300.9
Total assets under management	$67,086.0	$59,884.8	$70,970.3

Item 7.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company,” as appropriate) for each of the three years ended 2009, 2008 and 2007, and financial condition as of December 31, 2009 and 2008. This item should be read in its entirety and in conjunction with the selected financial data, financial statements and related notes, and other supplemental data, which can be found under Part II, Item 6. and Item 8. contained herein.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

(1)	The financial crisis reached unprecedented levels of market volatility and has adversely affected and may continue to adversely affect the Company’s business and results of operations;
(2)	Adverse financial market conditions and/or actions taken by ratings agencies may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital;
(3)

Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition;

(4)

The amount of statutory capital that the Company holds can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control and influences its financial strength and credit ratings;

(5)

The Company has experienced ratings downgrades recently and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability, financial condition, and access to liquidity;

(6)

Regulatory initiatives intended to alleviate the financial crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect the Company’s results of operations, financial condition and liquidity;

(7)

The valuation of many of the Company’s financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition;

(8)	The determination of the amount of impairments taken on the Company’s investments is subjective and could materially impact results of operations;
(9)

If assumptions used in estimating future gross profits differ from actual experience or if the methodology used to estimate future gross profits is modified, the Company may be required to accelerate the amortization of Deferred Acquisition Costs (“DAC”), which could have a material adverse effect on results of operations and financial condition;

(10)

If the Company’s business does not generate sufficient taxable income, the Company may be required to establish an additional valuation allowance against the deferred income tax asset, which could have a material adverse effect on results of operations and financial condition;

(11)	Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance;
(12)	Offshore reinsurance subjects the Company to the risk that the reinsurer is unable to provide acceptable credit for reinsurance;
(13)

The Company’s risk management program attempts to balance a number of important factors including regulatory capital, risk based capital, liquidity, earnings, and other factors. Certain actions taken as part of our risk management strategy could result in materially lower or more volatile U.S. GAAP earnings in periods of changes in equity markets;

(14)	The inability of counterparties to meet their financial obligations could have an adverse effect on the Company's results of operations;
(15)	Changes in underwriting and actual experience could materially affect profitability;
(16)	Changes in reserve estimates may reduce profitability;
(17)	A loss of key product distribution relationships could materially affect sales;
(18)	Competition could negatively affect the ability to maintain or increase profitability;
(19)

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company;

(20)	The Company may be adversely affected by increased governmental and regulatory scrutiny or negative publicity
(21)	A loss of key employees could increase the Company’s operational risks and could adversely affect the effectiveness of internal controls over financial reporting;
(22)	Litigation may adversely affect profitability and financial condition;
(23)	Changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(24)	The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability;
(25)

Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device or a failure to implement system modifications or a new accounting, actuarial or other operating system effectively could adversely affect the Company’s results of operations and financial condition or the effectiveness of internal controls over financial reporting;

(26)	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition; and
(27)	The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses.

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including initial public offerings, sales or a combination thereof. See the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein for a description of the key components of the ING restructuring plan.

The Company has one operating segment.

Critical Accounting Policies

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends, and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves, income taxes, valuation of investments, derivatives and other-than-temporary impairments, and valuation and amortization of DAC and value of business acquired (“VOBA”). In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

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

Future policy benefits and claims reserves include reserves for deferred annuities and immediate annuities with and without life contingent payouts, universal and traditional life insurance contracts, and guaranteed investment contracts and funding agreements, collectively referred to as “GICs”.

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Deferred annuity crediting rates and reserve interest rates varied by product up to a maximum of 10.0% for 2009, 2008 and 2007.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2009, 2008, and 2007, immediate annuity reserve interest discount rates varied up to a maximum of 8.0%.

Reserves for fixed indexed annuities (“FIAs”) are computed in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“the Codification” or “ASC”) Topic 944, “Financial Services – Insurance”, Topic 815, “Derivatives and Hedging”, and Topic 820, “Fair Value Measurements and Disclosures”. Accordingly, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in the Statements of Operations.

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses, less the present value of future net premiums.

Under the requirements of ASC Topic 944, the Company calculates additional reserve liabilities for certain variable annuity guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The additional reserve for such products recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

The Company calculates a benefit ratio for each block of business that meets the requirements for additional reserves as outlined in ASC Topic 944, and calculates an additional reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period. The additional reserve is accumulated at interest rates using rates consistent with the deferred policy acquisition costs model for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

Guaranteed Minimum Accumulation Benefits (“GMABs”) and Guaranteed Minimum Withdrawal Benefits (“GMWBs”) without life contingent payouts are considered to be derivatives under ASC Topic 815 and Topic 820. The additional reserves for these guarantees are recognized at fair value through the Statements of Operations.

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

US GAAP requires the evaluation and testing of the recoverability of our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused. In management’s judgment, with the exception of $303.5 established for realized and unrealized capital losses and $5.1 established for foreign tax credits, the net deferred tax assets will more likely than not be realized.

Valuation of Investments, Derivatives and Other-Than-Temporary Impairments

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
▪

Level 2 - Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

(a)	Quoted prices for similar assets or liabilities in active markets;
(b)	Quoted prices for identical or similar assets or liabilities in non-active markets;
(c)	Inputs other than quoted market prices that are observable; and
(d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.
▪

Level 3 - Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability.

Valuation of Investments and Derivatives

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third party commercial pricing services, brokers, and industry-standard vendor-provided software that models the value based on market observable inputs. The valuations obtained from brokers and third-party commercial pricing services are non-binding. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during 2009.

The following valuation methods and assumptions were used by the Company in estimating reported values for the investments and derivatives described below:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets. The fair values for marketable bonds without an active market, excluding subprime residential mortgage-backed securities, are obtained through several commercial pricing services, which provide the estimated fair values and are classified as Level 2 assets. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data.

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

The fair values for certain collateralized mortgage obligations (“CMO-Bs”) are determined by taking the average of broker quotes when more than one broker quote is provided. Approximately three broker quotes are currently being provided for these securities. A few of the CMO-Bs are priced by the originating broker due to the complexity and unique characteristics of the assets. CMO-Bs are classified as Level 3 assets due to the lack of corroborating evidence to support a higher level and the inactivity of the market for these bonds.

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A RMBS, declined during 2008 as a result of the dislocation of the credit markets. During 2008 and 2009, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive and classified these securities as Level 3 assets. The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive. While the market for subprime and Alt-A RMBS remained largely inactive in the first half of 2009 compared to prior years, the Company noted an increase in trade activity of Alt-A RMBS during the second half of 2009. Therefore, the Company determined that the Alt-A RMBS should be transferred to Level 2 of the valuation hierarchy as valuations of Alt-A RMBS could be supported by market activity. The market for subprime RMBS remains largely inactive, and as such these securities will remain in Level 3 of the valuation hierarchy. The Company will continue to monitor market activity for RMBS to determine proper classification in the valuation hierarchy.

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At December 31, 2009, $96.6 and $13.1 billion of a total of $18.2 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model and CMO-Bs valued using average broker quotes.

Generally, the Company does not obtain more than one vendor price from pricing services per instrument. The Company uses a hierarchy process in which prices are obtained from a primary vendor, and, if that vendor is unable to provide the price, the next vendor in the hierarchy is contacted until a price is obtained or it is determined that a price cannot be obtained from a commercial pricing service. When a price cannot be obtained from a commercial pricing service, broker quotes are solicited. All prices and broker quotes obtained go through the review process described above including valuations for which only one broker quote is obtained. After review, for those instruments where the price is determined to be appropriate, the unadjusted price provided is used for financial statement valuation. If it is determined that the price is questionable, another price may be requested from a different vendor. The internal valuation committee then reviews all prices for the instrument again, along with information from the review, to determine which price best represents “exit price” for the instrument.

Equity securities, available-for-sale: Fair values of publicly traded equity securities are based upon quoted market price and are classified as Level 1 assets. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued by other sources such as analytics or brokers and are classified as Level 3 assets.

Short-term investments: The fair values for certain short-term investments are determined based on quoted market prices. These assets are classified as Level 1. Other short-term investments are valued and classified in the fair value hierarchy consistent with the policies described herein, depending on investment type.

Derivatives: The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates (“LIBOR”), which are obtained from third party sources and uploaded into the system. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. Valuations for the Company’s futures contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

Embedded derivatives - Investment contract guarantees: The Company records liabilities, which can be either positive or negative, for annuity contracts containing guaranteed riders for GMABs and GMWBs without life contingencies in accordance with US GAAP for derivative instruments and hedging activities. The guarantee is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. These derivatives are classified as Level 3 assets in the fair value hierarchy.

The Company also records for its FIA contracts an embedded derivative liability for interest payments to contractholders above the minimum guaranteed interest rate, in accordance with US GAAP for derivative instruments and hedging activities. The guarantee is treated as an embedded derivative and is required to be reported separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by best estimate assumptions. These derivatives are classified as Level 3 assets in the fair value hierarchy.

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment. The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees. As of December 31, 2009, the credit spreads of ING and the Company decreased by approximately 158 basis points from December 31, 2008, which resulted in changes in the valuation of the reserves for all investment contract guarantees.

Embedded derivative - reinsurance: The carrying value of the embedded derivative is estimated based upon the change in the fair value of the assets supporting the funds withheld payable under the combined coinsurance and coinsurance funds withheld reinsurance agreement between the Company and SLDI. As the fair value of the assets held in trust is based on a quoted market price (Level 1), the fair value of the embedded derivative is based on market observable inputs and is classified as Level 2.

The following investments are reported at values other than fair value on the Balance Sheets and are therefore not categorized in the fair value hierarchy:

Mortgage loans on real estate: Mortgage loans on real estate are reported at amortized cost, less impairment write-downs and allowance for losses. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses).

Policy loans: The reported value of policy loans is equal to the carrying, or cash surrender, value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts.

Loan - Dutch State obligation: The carrying value of the State of the Netherlands (the “Dutch State”) loan obligation is based on the outstanding loan balance plus any unamortized premium.

Limited partnerships/corporations: The carrying value for these investments, primarily private equities and hedge funds, is determined based on the Company’s degree of influence over the investee’s operating and financial policies along with the percent of the investee that the Company owns. Those investments where the Company has determined it has significant influence are accounted for under the equity method, with the remainder accounted for under the cost method.

Other investments: Other investments are comprised primarily of investments in joint ventures, accounted for under the equity method, and real estate reported at cost.

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

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Statements of Operations as an other-than-temporary impairment (“OTTI”). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”). The credit impairment is recorded in Net realized capital gains (losses) on the Statements of Operations.  The noncredit impairment is recorded in Other comprehensive income (loss) on the Balance Sheets in accordance with the requirements of ASC Topic 320, “Investments – Debt and Equity Securities”.

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

Valuation and Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired

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

Current US GAAP guidance for universal life and investment-type products, such as fixed and variable deferred annuities, indicates DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges.

Internal Replacements

Contractowners may periodically exchange one contract for another, or make modifications to an existing contract. Beginning January 1, 2007, these transactions are identified as internal replacements and are accounted for in accordance with current US GAAP guidance for DAC related to modifications or exchanges of insurance contracts.

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

The Company periodically evaluates its assumptions and estimation techniques for determining estimated gross profits in its amortization of DAC and VOBA. In the first half of 2010, the Company will likely implement a reversion to the mean technique of estimating its short-term equity market return assumptions. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters. The Company is in the process of setting its parameters for such implementation.

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

On April 9, 2009, ING USA’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products to be sold by ING USA's affiliate, ING Life Insurance and Annuity Company. As part of this strategy, ING USA intends to cease new sales of variable annuity products during the first half of 2010.

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

Equity markets improved for the year ended December 31, 2009, but remained at lower average levels compared with 2008. Equity market performance impacts the Company on several fronts. Lower average equity market levels during 2009, in comparison with 2008, unfavorably impacted variable AUM and corresponding fee revenue, and contributed to higher net amount at risk for variable annuity guaranteed benefits and hedging costs when compared to prior years.

The market continued to show signs of recovery from the credit and liquidity crisis that impacted short-term, LIBOR and U.S. Treasury rates, including the narrowing of credit spreads during the latter part of 2009, although they remained wide compared to average credit spreads over the past 20 years. However, U.S. Treasury rates in 2009 remained higher than 2008 year end rates. Also, average interest rates for 2009 remained lower in comparison with 2008 and credit spreads tightened, which had a positive effect on the fixed maturities portfolio resulting in lower realized capital losses.

Year ended December 31, 2009 compared to year ended December 31, 2008

The Company’s results of operations for the twelve months ended December 31, 2009, and changes therein, include a favorable variance in net income due primarily to a decrease in net amortization of DAC and VOBA, lower Interest credited and other benefits to contractowners, and higher assumed premiums under the bulk reinsurance agreements between the Company and its affiliate, ReliaStar Life Insurance Company (“RLI”). These favorable items were partially offset by higher net realized capital losses mainly related to futures, lower fee income due to lower average variable AUM levels and the Company’s cession of fees under its reinsurance treaty with Security Life of Denver International (“SLDI”), an affiliate, and higher operating expenses.

	Years Ended December 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,416.5	$1,438.0	$(21.5)	(1.5)%
Fee income	943.2	1,152.4	(209.2)	(18.2)%
Premiums	694.1	19.1	675.0	NM
Net realized capital losses:
Total other-than-temporary impairment losses	(607.6)	(1,028.1)	420.5	40.9%
Portion of other-than-temporary impairment
losses recognized in Other comprehensive
income (loss)	118.0	-	118.0	NM
Net other-than-temporary impairments
recognized in earnings	(489.6)	(1,028.1)	538.5	52.4%
Other net realized capital losses	(2,011.6)	(453.6)	(1,558.0)	NM
Total net realized capital losses	(2,501.2)	(1,481.7)	(1,019.5)	(68.8)%
Other income	0.9	0.2	0.7	NM
Total revenue	553.5	1,128.0	(574.5)	(50.9)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	590.4	1,716.0	(1,125.6)	(65.6)%
Operating expenses	386.1	291.7	94.4	32.4%
Net amortization of deferred policy
acquisition costs and value
of business acquired	(362.2)	680.5	(1,042.7)	NM
Interest expense	32.9	30.5	2.4	7.9%
Other expense	39.6	35.7	3.9	10.9%
Total benefits and expenses	686.8	2,754.4	(2,067.6)	(75.1)%
Loss before income taxes	(133.3)	(1,626.4)	1,493.1	91.8%
Income tax benefit	(136.5)	(245.2)	108.7	44.3%
Net income (loss)	$3.2	$(1,381.2)	$1,384.4	NM
Effective tax rate	102.4%	15.1%
NM - Not meaningful.

Revenues

Total revenue decreased for the year ended December 31, 2009, primarily reflecting an increase in Net realized capital losses and lower Fee income, partially offset by higher Premiums.

Total net realized capital losses increased for the year ended December 31, 2009, primarily due to losses on futures related to a) a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, b) hedging of variable annuity guaranteed death benefits, and c) beginning in the third quarter of 2009, hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI, an affiliate, under the combined coinsurance and coinsurance funds withheld agreement. However, the losses on the VAGLB futures incurred are ceded to SLDI and reported as a corresponding decrease in Interest credited and other benefits to policyholders. Futures were in a short position and their fair value decreased as equity markets improved in 2009. Total net realized capital losses were partially offset by several improvements such as a decline in net impairments due to improved market conditions in 2009 and the impact of new US GAAP guidance in the second quarter of 2009 which resulted in certain noncredit related impairments reported in Other comprehensive income (loss), whereas in 2008 such losses were reflected in Net realized capital losses. In addition, the sale of the Company’s Alt-A RMBS to the Dutch State during the first quarter of 2009 resulted in a gain and credit spread tightening and slightly lower average interest rates in 2009 improved the value of fixed maturities and increased gains upon sale. The value of hedges related to FIAs, which were in a long position, increased in value with the improved equity markets in 2009, and also served to partially offset overall net realized capital losses.

The decrease in Fee income for the year ended December 31, 2009, reflects a full year of fees ceded on the VAGLB reinsurance treaty with SLDI compared to a half year of fees ceded in 2008, as the treaty was effective June 30, 2008, as well as a decrease in fees on lower average variable AUM.

Premiums for the year ended December 31, 2009, increased due to assumed premiums ceded to the Company from RLI, an affiliate, under the bulk reinsurance agreements entered into during the fourth quarter of 2008 and the monthly renewable term reinsurance agreement with RLI, which was effective June 30, 2009. However, the increase in premiums is partially offset by a corresponding increase in claims ceded to the Company, included in Interest credited and other benefits to contractowners.

Benefits and Expenses

Total benefits and expenses for the year ended December 31, 2009, decreased primarily due to a decrease in Interest credited and other benefits to contractowners and lower Net amortization of DAC and VOBA.

The decrease in Interest credited and other benefits to contractowners for the year ended December 31, 2009, reflects a decline driven by the ceding of losses on futures and investment income under the combined coinsurance and coinsurance funds withheld agreement with SLDI. The corresponding losses and investment income are reported in Total net realized capital losses and Net investment income, respectively. In addition, lower variable annuity guaranteed benefit reserves and sales inducement amortization were primarily driven by the increase in equity markets in 2009. Also, a decline in interest credited on lower GIC balances contributed to the decrease. These decreases were partially offset by an increase in claims ceded to the Company under the RLI bulk reinsurance agreements and higher reserves on fixed indexed annuities attributable to the increase in equity markets during 2009.

The Net amortization of DAC and VOBA decreased for the year ended December 31, 2009, driven by an increase in estimated future gross profits due to the improvement in equity markets in 2009 and lower gross profits in 2009 primarily related to higher realized losses.

For the year ended December 31, 2009, Operating expenses increased primarily due to commission expense related to business ceded to the Company from RLI, as well as severance costs as a result of staff reductions in the first quarter of 2009, partially offset by the impact of expense reduction initiatives.

Income Taxes

Income tax benefit decreased for the year ended December 31, 2009 primarily due to an increase in income before taxes, partially offset by a decrease in tax valuation allowance on realized capital losses and an increase in the dividends received deduction.

Year ended December 31, 2008 compared to year ended December 31, 2007

The Company’s results of operations for the year ended December 31, 2008, and changes therein, reflected higher realized capital losses and higher net amortization of DAC and VOBA driven by unfavorable market conditions, as well as higher interest credited and other benefits to contractowners. These losses were partially offset by the impact of the adoption of new US GAAP guidance on fair value measurements as well as an increase in net investment income.

	Years Ended December 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,438.0	$1,346.4	$91.6	6.8%
Fee income	1,152.4	1,198.9	(46.5)	(3.9)%
Premiums	19.1	19.6	(0.5)	(2.6)%
Net realized capital losses:
Total other-than-temporary
impairments losses	(1,028.1)	(153.3)	(874.8)	NM
Portion of other-than-temporary
impairment losses recognized
in Other comprehensive
income (loss)	-	-	-	-
Net other-than-temporary
impairment recognized in
Earnings	(1,028.1)	(153.3)	(874.8)	NM
Other net realized capital losses	(453.6)	(237.9)	(215.7)	(90.7)%
Total net realized capital losses	(1,481.7)	(391.2)	(1,090.5)	NM
Other income	0.2	0.1	0.1	100.0%
Total revenue	1,128.0	2,173.8	(1,045.8)	(48.1)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	1,716.0	1,312.0	404.0	30.8%
Operating expenses	291.7	269.6	22.1	8.2%
Net amortization of deferred policy
acquisition costs and value
of business acquired	680.5	408.1	272.4	66.7%
Interest expense	30.5	32.5	(2.0)	(6.2)%
Other expense	35.7	24.2	11.5	47.5%
Total benefits and expenses	2,754.4	2,046.4	708.0	34.6%
(Loss) income before income taxes	(1,626.4)	127.4	(1,753.8)	NM
Income tax benefit	(245.2)	(1.6)	(243.6)	NM
Net (loss) income	$(1,381.2)	$129.0	$(1,510.2)	NM
Effective tax rate	15.1%	(1.3)%
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

The Net amortization of DAC and VOBA increased for the year ended December 31, 2008, reflecting lower estimated future gross profits mainly as a result of lower anticipated fee income and higher hedging and benefit costs, which were driven by the decline in equity market performance and lower risk-free interest rates.

Other expense increased for the year ended December 31, 2008, due to the amortization of deferred losses on the variable annuity guaranteed living benefits reinsurance agreement.

Income Taxes

Income tax benefit increased for the year ended December 31, 2008 primarily due to higher losses before taxes relative to the deduction allowed for dividends received, partially offset by the tax valuation allowance related to realized capital losses.

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

The Company’s general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio weighted average asset quality rating of A, based on Standard and Poor’s (“S&P”) ratings classifications. The weighted average excludes mortgage loans, but includes mortgage-backed securities, which are reported with Fixed maturities.

The Company uses derivatives for hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. In addition, the Company uses credit default swaps to reduce the credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure on certain assets that the Company does not own. These credit default swaps are similar in credit risk to bonds of the named issuer, and allow the Company to gain access to a broader, more diversified pool of credit risks. Generally, these derivatives do not qualify for hedge accounting under US GAAP. See “Liquidity and Capital Resources - Derivatives” for further discussion of the Company’s use of derivatives.

Portfolio Composition

The following table presents the investment portfolio at December 31, 2009 and 2008.

	2009		2008
	Carrying		Carrying
	Value	%	Value	%
Fixed maturities, available-for-sale,
including securities pledged	$18,249.0	71.3%	$18,136.2	77.9%
Equity securities, available-for-sale	154.3	0.6%	253.9	1.1%
Short-term investments	2,044.0	8.0%	111.7	0.5%
Mortgage loans on real estate	3,413.2	13.3%	3,923.3	16.9%
Policy loans	131.6	0.5%	144.4	0.6%
Loan-Dutch State obligation	1,026.0	4.0%	-	0.0%
Limited partnerships/corporations	252.6	1.0%	332.9	1.4%
Derivatives	317.4	1.2%	340.3	1.5%
Other investments	23.9	0.1%	24.4	0.1%
Total investments	$25,612.0	100.0%	$23,267.1	100.0%

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2009.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital		Fair
		Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
	U.S. Treasuries	$4,201.0	$2.5	$80.0	$-	$4,123.5
	U.S. government agencies and authorities	26.1	0.1	1.6	-	24.6
	State, municipalities, and political
	subdivisions	47.8	2.2	5.2	-	44.8

	U.S. corporate securities:
	Public utilities	997.4	57.5	6.9	-	1,048.0
	Other corporate securities	4,290.8	247.8	71.8	0.4	4,466.4
	Total U.S. corporate securities	5,288.2	305.3	78.7	0.4	5,514.4

	Foreign securities(1):
	Government	369.8	23.8	8.3	-	385.3
	Other	2,880.8	131.7	78.5	0.4	2,933.6
	Total foreign securities	3,250.6	155.5	86.8	0.4	3,318.9

	Residential mortgage-backed securities	1,758.9	210.7	150.7	70.9	1,748.0
	Commercial mortgage-backed securities	3,012.5	25.3	448.2	-	2,589.6
	Other asset-backed securities	1,218.6	11.8	316.8	28.4	885.2

	Total fixed maturities, including securities
	pledged	18,803.7	713.4	1,168.0	100.1	18,249.0
	Less: securities pledged	1,079.4	35.3	22.2	-	1,092.5
Total fixed maturities		17,724.3	678.1	1,145.8	100.1	17,156.5
Equity securities		150.8	4.3	0.8	-	154.3
Total investments, available-for-sale		$17,875.1	$682.4	$1,146.6	$100.1	$17,310.8
(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit
	impairments").

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$1,109.3	$74.3	$0.3	$1,183.3
U.S. government agencies and authorities	255.8	20.9	-	276.7
State, municipalities, and political subdivisions	48.2	0.3	9.0	39.5

U.S. corporate securities:
Public utilities	1,229.3	5.3	114.3	1,120.3
Other corporate securities	5,516.4	68.7	606.0	4,979.1
Total U.S. corporate securities	6,745.7	74.0	720.3	6,099.4

Foreign securities(1):
Government	413.3	3.6	64.4	352.5
Other	3,448.6	11.1	459.9	2,999.8
Total foreign securities	3,861.9	14.7	524.3	3,352.3

Residential mortgage-backed securities	4,264.0	122.3	803.0	3,583.3
Commercial mortgage-backed securities	3,585.1	-	1,027.9	2,557.2
Other asset-backed securities	1,500.2	9.2	464.9	1,044.5

Total fixed maturities, including securities pledged	21,370.2	315.7	3,549.7	18,136.2
Less: securities pledged	1,141.2	57.4	29.9	1,168.7
Total fixed maturities	20,229.0	258.3	3,519.8	16,967.5
Equity securities	257.6	0.3	4.0	253.9
Total investments, available-for-sale	$20,486.6	$258.6	$3,523.8	$17,221.4
(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at December 31, 2009 and 2008. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows at December 31, 2009 and 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$7,577.0	41.5%	$7,658.8	40.7%
AA	896.7	4.9%	1,028.9	5.5%
A	3,440.2	18.9%	3,465.0	18.4%
BBB	5,029.9	27.6%	4,992.4	26.6%
BB	720.8	3.9%	861.4	4.6%
B and below	584.4	3.2%	797.2	4.2%
Total	$18,249.0	100.0%	$18,803.7	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$8,010.5	44.2%	$9,586.7	44.9%
AA	917.9	5.1%	1,115.2	5.2%
A	3,452.1	19.0%	3,774.0	17.7%
BBB	4,966.6	27.4%	5,810.7	27.2%
BB	532.2	2.9%	678.1	3.1%
B and below	256.9	1.4%	405.5	1.9%
Total	$18,136.2	100.0%	$21,370.2	100.0%

From December 31, 2008 through December 31, 2009, the percentage of the Company’s fixed maturities invested in securities rated BBB and above (Investment Grade) decreased from 95.7% to 92.9%, while the percentage of the Company’s fixed maturities invested in securities rated BB and below (Below Investment Grade) increased from 4.3% to 7.1%, primarily due to ratings downgrades.

Below Investment Grade fixed maturities may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, including securities pledged to creditors, by market sector were as follows at December 31, 2009 and 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$4,123.5	22.6%	$4,201.0	22.3%
U.S. government agencies and authorities	24.6	0.1%	26.1	0.1%
U.S. corporate, states, and municipalities	5,559.2	30.5%	5,336.0	28.4%
Foreign	3,318.9	18.2%	3,250.6	17.3%
Residential mortgage-backed	1,748.0	9.6%	1,758.9	9.4%
Commercial mortgage-backed	2,589.6	14.2%	3,012.5	16.0%
Other asset-backed	885.2	4.8%	1,218.6	6.5%
Total	$18,249.0	100.0%	$18,803.7	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,183.3	6.5%	$1,109.3	5.2%
U.S. government agencies and authorities	276.7	1.5%	255.8	1.1%
U.S. corporate, states, and municipalities	6,138.9	33.8%	6,793.9	31.8%
Foreign	3,352.3	18.5%	3,861.9	18.1%
Residential mortgage-backed	3,583.3	19.8%	4,264.0	20.0%
Commercial mortgage-backed	2,557.2	14.1%	3,585.1	16.8%
Other asset-backed	1,044.5	5.8%	1,500.2	7.0%
Total	$18,136.2	100.0%	$21,370.2	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of December 31, 2009, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$493.7	$496.6
After one year through five years	5,322.7	5,505.3
After five years through ten years	3,875.6	3,957.2
After ten years	3,121.7	3,067.1
Mortgage-backed securities	4,771.4	4,337.6
Other asset-backed securities	1,218.6	885.2
Less: securities pledged	1,079.4	1,092.5
Fixed maturities, excluding securities pledged	$17,724.3	$17,156.5

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at December 31, 2009. At December 31, 2008, the Company had investments with five issuers, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity.

At December 31, 2009 and 2008, fixed maturities with fair values of $12.1 and $12.4, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2009 and 2008, approximately 26.1% and 13.3%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value as allowed under a provision of current US GAAP. The fair value of these instruments at December 31, 2009 and 2008 was $192.6 and $325.1, respectively, and is included in Fixed maturities, available for sale, on the Balance Sheets. The impact to Other net realized capital gains (losses) on the Statements of Operations related to these hybrid instruments was $117.6 and $0.1 for the years ended December 31, 2009 and 2008, respectively.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At December 31, 2009 and 2008, the Company had $1,304.5 and $2,995.2, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. At December 31, 2009 and 2008, assets with a market value of approximately $1,657.9 and $3,341.1, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Balance Sheets.

In conjunction with the January 2009 agreement with the Dutch State regarding the transfer of 80% of the Company's Alt-A residential mortgage backed securities (“Alt-A RMBS”), which included $386.0 in Alt-A RMBS pledged to the FHLB, the Company substituted the Alt-A RMBS assets pledged to the FHLB with other fixed maturities. By February 17, 2009, the Company recalled these Alt-A securities in order to implement the transaction with the Dutch State and reduced the funding agreements issued to the FHLB pro rata.

Subprime and Alt-A Mortgage Exposure

Since the third quarter of 2007, credit markets have become more turbulent amid concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”). This resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets. Although some improvement in credit markets has occurred in 2009, these challenging conditions largely remain.

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages. The Company does have exposure to RMBS and asset-backed securities (“ABS”). Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A Loans to include residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income. Commencing in the fourth quarter of 2007, the Company expanded its definition of Alt-A loans to include residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default. Further, during the fourth quarter of 2007, the industry coalesced around classifying any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime into the Alt-A category, and the Company is following that approach.

Trading activity for the Company’s RMBS, particularly subprime and Alt-A mortgage-backed securities, declined during 2008 as a result of the dislocation of the credit markets. During 2008 and 2009, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive. The Company did not change its valuation procedures as a result of determining that the market was inactive. While the market for subprime RMBS remained largely inactive in the first half of 2009 compared to prior years, the Company noted an increase in activity in the third and fourth quarters of 2009, primarily among Alt-A RMBS.

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of December 31, 2009 and 2008.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above. As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $429.2 and $304.3, respectively, representing 2.7% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $520.2 and $312.3, respectively, representing 2.9% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of December 31, 2009 and 2008:

2009				2008
% of Total				% of Total
Subprime				Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	33.7%	2007	38.7%	AAA	57.8%	2007	35.9%
AA	20.7%	2006	7.2%	AA	27.0%	2006	9.6%
A	6.9%	2005 and prior	54.1%	A	7.5%	2005 and prior	54.5%
BBB	8.3%		100.0%	BBB	2.5%		100.0%
BB and below	30.4%			BB and below	5.2%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of December 31, 2009, the fair value and gross unrealized losses aggregated to $156.5 and $94.0, respectively, representing 1.0% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses aggregated to $846.0 and $513.8, respectively, representing 4.7% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of December 31, 2009 and 2008:

2009				2008
% of Total				% of Total
Alt-A				Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	27.9%	2007	30.4%	AAA	80.7%	2007	29.8%
AA	1.8%	2006	20.1%	AA	2.1%	2006	20.6%
A	0.8%	2005 and prior	49.5%	A	3.4%	2005 and prior	49.6%
BBB	6.9%		100.0%	BBB	2.6%		100.0%
BB and below	62.6%			BB and below	11.2%
	100.0%				100.0%

The change in exposure to Alt-A mortgages was due to the transfer of an economic interest in 80% of the Company’s Alt-A RMBS portfolio to the Dutch State during the first quarter of 2009. On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-Up Facility (the “Back-Up Facility”) covering 80% of ING’s Alt-A RMBS. Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Company Back-Up Facility is accounted for as a loan receivable for US GAAP and is reported in Loan - Dutch State obligation on the Balance Sheets.

Upon the closing of the transaction on March 31, 2009, the Company reduced the unrealized loss balance in Accumulated other comprehensive loss included in Shareholder’s equity by $411.3 and recognized a gain of $117.6, which was reported in Net realized capital losses on the Statements of Operations.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $18.9 was sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”). Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $7.9 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital losses on the Statements of Operations.

As part of the final restructuring plan submitted to the EC in connection with its review of the Dutch state aid to ING (the “Restructuring Plan”), ING has agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. Under this new agreement, the terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, will remain unaltered and the additional payments will not be borne by the Company or any other ING U.S. subsidiaries. For a description of the key components of the Restructuring Plan, see the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein.

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

As of December 31, 2009 and 2008, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $2.6 billion and $2.5 billion, respectively, and other ABS, excluding subprime exposure, totaled $461.3 and $526.3, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of December 31, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 35.0%, 44.7%, and 5.9%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2008, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 45.0%, 29.3%, and 10.2%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of December 31, 2009 and 2008:

2009				2008
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	66.8%	2008	0.5%	AAA	98.0%	2008	0.3%
AA	9.6%	2007	26.2%	AA	0.9%	2007	29.1%
A	14.2%	2006	29.9%	A	0.5%	2006	27.7%
BBB	6.4%	2005 and prior	43.4%	BBB	0.5%	2005 and prior	42.9%
BB and below	3.0%		100.0%	BB and below	0.1%		100.0%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of December 31, 2009 and 2008:

2009				2008
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	32.9%	2008	0.0%	AAA	56.6%	2008	1.5%
AA	21.3%	2007	9.7%	AA	18.0%	2007	20.6%
A	16.6%	2006	36.5%	A	7.3%	2006	18.7%
BBB	24.7%	2005 and prior	53.8%	BBB	15.2%	2005 and prior	59.2%
BB and below	4.5%		100.0%	BB and below	2.9%		100.0%
	100.0%				100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $3.4 billion and $3.9 billion as of December 31, 2009 and December 31, 2008, respectively. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

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

All commercial mortgages are rated for the purpose of quantifying the level of risk. Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. Impairments taken on the mortgage loan portfolio were $20.9 and $4.8 for the years ended December 31, 2009 and 2008, respectively. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. All mortgage loans in the Company’s portfolio were current with respect to principal and interest at December 31, 2009 and 2008. Due to challenges that the current economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. At December 31, 2009 the Company had a $4.1 allowance for mortgage loan credit losses.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. These ratios are utilized as part of the review process described above. LTV and DSC ratios as of December 31, 2009 are as follows:

December 31, 2009(1)
Loan to Value Ratio:
0% - 50%	$1,541.0
50% - 60%	742.5
60% - 70%	845.0
70% - 80%	264.9
80% - 90%	23.9
Total Commercial Mortgage Loans	$3,417.3
(1) Balances do not include allowance for mortgage loan credit losses.

		December 31, 2009(1) (2)
Debt Service Coverage Ratio:
	Greater than 1.5x	$2,356.1
	1.25x - 1.5x	371.5
	1.0x - 1.25x	284.1
	Less than 1.0x	219.5
Total Commercial Mortgage Loans		$3,231.2
(1)	Balances do not include allowance for mortgage loan credit losses.
(2)	Excludes mortgages that are secured by loans on land or construction deals.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables.

	December 31, 2009(1)		December 31, 2008
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans
by US Region:
Pacific	$894.6	26.2%	$1,107.5	28.2%
South Atlantic	649.7	19.0%	806.3	20.6%
Middle Atlantic	465.7	13.6%	481.9	12.3%
East North Central	401.6	11.8%	448.3	11.4%
West South Central	371.0	10.9%	376.8	9.6%
Mountain	375.8	11.0%	443.3	11.3%
New England	90.6	2.6%	99.7	2.5%
West North Central	100.8	2.9%	85.6	2.2%
East South Central	67.5	2.0%	73.9	1.9%
Total Commercial Mortgage Loans	$3,417.3	100.0%	$3,923.3	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

	December 31, 2009(1)		December 31, 2008
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans
by Property Type:
Apartments	$547.7	16.0%	$669.3	17.1%
Hotel/Motel	180.5	5.3%	185.5	4.7%
Industrial	1,105.7	32.3%	1,254.1	32.0%
Mixed Use	16.2	0.5%	16.5	0.4%
Office	703.5	20.6%	771.6	19.7%
Other	136.0	4.0%	192.1	4.8%
Retail	727.7	21.3%	834.2	21.3%
Total Commercial Mortgage Loans	$3,417.3	100.0%	$3,923.3	100.0%
(1)	Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of commercial mortgages by year of origination as of December 31, 2009.

December 31, 2009(1)

Year of Origination:
2009	$36.7
2008	477.6
2007	601.8
2006	385.1
2005	256.7
2004 and prior	1,659.4
Total Commercial Mortgage Loans	$3,417.3
(1) Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Fixed maturities, including securities pledged to creditors, comprised 71.3% and 77.9% of the Company’s total investment portfolio at December 31, 2009 and 2008, respectively. Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December 31, 2009 and 2008.

	2009				2008
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less
below amortized cost	$170.1	13.5%	$21.2	1.7%	$645.7	18.2%	$115.6	3.3%
More than six months and
twelve months or less
below amortized cost	259.3	20.4%	200.8	15.8%	828.3	23.3%	85.7	2.4%
More than twelve months
below amortized cost	419.0	33.0%	197.7	15.6%	1,776.4	50.0%	98.0	2.8%
Total unrealized capital losses	$848.4	66.9%	$419.7	33.1%	$3,250.4	91.5%	$299.3	8.5%

	Six Months	More than
	or Less	Six Months and	More than	Total
	Below	Twelve Months	Twelve Months	Unrealized
	Amortized	or Less Below	Below	Capital
2009	Cost	Amortized Cost	Amortized Cost	Losses
Interest rate or spread widening	$99.3	$31.6	$122.2	$253.1
Mortgage and other asset-backed securities	92.0	428.5	494.5	1,015.0
Total unrealized capital losses	$191.3	$460.1	$616.7	$1,268.1
Fair value	$5,275.9	$1,058.2	$2,714.5	$9,048.6

2008
Interest rate or spread widening	$198.7	$538.4	$516.7	$1,253.8
Mortgage and other asset-backed securities	562.6	375.6	1,357.7	2,295.9
Total unrealized capital losses	$761.3	$914.0	$1,874.4	$3,549.7
Fair value	$4,350.9	$4,522.0	$4,551.9	$13,424.8

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2009 and 2008.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2009
U.S. Treasuries	$3,761.2	$80.0	$-	$-	$-	$-	$3,761.2	$80.0
U.S. government
agencies	15.2	0.8	8.2	0.8	-	-	23.4	1.6
and authorities
U.S. corporate, state,
and municipalities	273.8	6.7	108.1	13.5	737.7	64.1	1,119.6	84.3
Foreign	228.1	11.8	107.8	17.3	472.6	58.1	808.5	87.2
Residential
mortgage-backed	139.1	46.5	183.5	92.3	260.7	82.8	583.3	221.6
Commercial
mortgage-backed	795.5	44.1	534.6	243.1	682.7	161.0	2,012.8	448.2
Other asset-backed	63.0	1.4	116.0	93.1	560.8	250.7	739.8	345.2
Total	$5,275.9	$191.3	$1,058.2	$460.1	$2,714.5	$616.7	$9,048.6	$1,268.1

2008
U.S. Treasuries	$254.1	$0.3	$-	$-	$-	$-	$254.1	$0.3
U.S. corporate, state,
and municipalities	1,588.3	137.7	1,923.5	323.6	1,133.5	268.0	4,645.3	729.3
Foreign	747.8	61.4	1,225.9	214.8	920.5	248.1	2,894.2	524.3
Residential
mortgage-backed	884.7	307.3	436.2	76.6	759.5	419.1	2,080.4	803.0
Commercial
mortgage-backed	561.7	113.6	795.5	262.2	1,180.7	652.1	2,537.9	1,027.9
Other asset-backed	311.7	141.7	139.8	37.9	561.4	285.3	1,012.9	464.9
Total	$4,348.3	$762.0	$4,520.9	$915.1	$4,555.6	$1,872.6	$13,424.8	$3,549.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 81.5% of the average book value as of December 31, 2009. In addition, this category includes 461 securities, which have an average quality rating of A.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2009 and 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
Six months or less
below amortized cost	$6,184.5	$396.8	$265.1	$111.8	282	96
More than six months and
twelve months or less
below amortized cost	1,248.5	982.3	68.8	433.2	191	115
More than twelve months
below amortized cost	619.0	885.6	27.8	361.4	113	158
Total	$8,052.0	$2,264.7	$361.7	$906.4	586	369

2008
Six months or less
below amortized cost	$5,605.9	$6,569.3	$483.9	$2,279.4	807	732
More than six months and
twelve months or less
below amortized cost	2,481.8	852.6	181.8	452.7	335	116
More than twelve months
below amortized cost	1,428.5	35.8	130.6	21.3	173	19
Total	$9,516.2	$7,457.7	$796.3	$2,753.4	1,315	867

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2009 and 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$3,841.2	$-	$80.0	$-	21	-
U.S. government agencies
and authorities	25.0	-	1.6	-	4	-
U.S. corporate, state and
municipalities	1,139.0	64.9	67.8	16.5	220	32
Foreign	712.7	183.0	33.1	54.1	93	30
Residential mortgage-backed	336.0	468.9	35.9	185.7	83	119
Commercial mortgage-backed	1,534.6	926.5	104.2	344.0	96	60
Other asset-backed	463.5	621.4	39.1	306.1	69	128
Total	$8,052.0	$2,264.7	$361.7	$906.4	586	369

2008
U.S. Treasuries	$254.4	$-	$0.3	$-	2	-
U.S. corporate, state and
municipalities	4,03.9	1,330.2	325.4	403.9	654	239
Foreign	2,341.8	1,076.6	174.3	350.0	314	168
Residential mortgage-backed	1,197.1	1,686.3	84.7	718.3	154	159
Commercial mortgage-backed	1,158.2	2,407.6	158.7	869.2	107	130
Other asset-backed	520.8	957.0	52.9	412.0	84	171
Total	$9,516.2	$7,457.7	$796.3	$2,753.4	1,315	867

For the year ended December 31, 2009, unrealized capital losses on fixed maturities decreased by $2.3 billion primarily due to the transfer of 80% interest in the Alt-A RMBS securities owned by the Company as a result of the Alt-A transaction with the Dutch State during the first quarter of 2009. In addition, improved economic conditions and tightening of credit spreads in 2009 served to increase the value of fixed maturities. These improvements were partially offset by the impact of the implementation of new US GAAP guidance on impairments in the second quarter of 2009, when certain noncredit impairments were reclassified into Other comprehensive income (loss), which previously were reported in Net realized capital gains (losses).

At December 31, 2009 and 2008, the Company held 19 and 53 fixed maturities, respectively, with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturities equaled $353.9, or 27.9% of the total unrealized capital losses, as of December 31, 2009. The unrealized capital losses on these fixed maturities equaled $890.8, or 25.1% of the total unrealized capital losses, as of December 31, 2008.

The fair value of the Company’s fixed maturities, including securities pledged to creditors, increased by $112.8, before tax and DAC, from December 31, 2008 through December 31, 2009, primarily due to improved economic conditions and tightening of credit spreads in 2009.

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

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Statements of Operations as an other-than-temporary impairment (“OTTI”). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) on the Statements of Operations.  The noncredit impairment is recorded in Other comprehensive income (loss) on the Balance Sheets in accordance with the requirements of ASC Topic 320, “Investments – Debt and Equity Securities”.

In order to determine the amount of the OTTI that is considered a credit impairment, the Company estimates the recovery value by performing a discounted cash flow analysis based upon the best estimates of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security. The effective interest rate is the original yield for a fixed rate security or current coupon yield for a floating rate security.

The following table identifies the Company’s credit-related and intent-related other-than-temporary impairments, included in the Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the years ended December 31, 2009, 2008, and 2007.

	2009		2008		2007
		No. of		No. of			No. of
	Impairment	Securities	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$114.7	10	$-	-	$-	*	1
U.S. Corporate	55.2	55	289.1	230	81.0		173
Foreign(1)	31.1	45	229.4	108	25.7		74
Residential mortgage-backed	78.6	84	289.8	98	3.0		24
Commercial mortgage-backed	70.9	5	107.4	26	-		-
Other asset-backed	114.5	44	75.1	67	43.3		91
Equity	3.3	5	32.0	12	-		-
Mortgage loans on real estate	20.9	8	4.8	1	-		-
Limited partnerships	0.4	1	0.5	1	0.3		1
Total	$489.6	257	$1,028.1	543	$153.3		364
* Less than $0.1.
(1)	Primary U.S. dollar denominated.

The above schedule includes $171.2, $369.7, and $31.0, in other-than-temporary write-downs for the years ended December 31, 2009, 2008, and 2007, respectively, related to credit impairments, which are recognized in earnings. The remaining $318.4, $658.4, and $122.3, in write-downs for the years ended December 31, 2009, 2008, and 2007, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the years ended December 31, 2009, 2008, and 2007.

	2009		2008		2007
		No. of		No. of			No. of
	Impairment	Securities	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$114.7	10	$-	-	$-	*	1
U.S. Corporate	45.9	41	199.8	178	70.6		161
Foreign(1)	25.6	41	146.5	87	21.4		68
Residential mortgage-backed	2.9	1	142.9	40	1.0		5
Commercial mortgage-
backed	70.9	5	107.4	26	-		-
Other asset-backed	58.4	13	61.8	32	29.3		84
Total	$318.4	111	$658.4	363	$122.3		319
*Less than $0.1.
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following table identifies the noncredit impairments recognized in Other comprehensive income (loss) by type for the year ended December 31, 2009.

	2009
		No of
	Impairment	Securities
U.S. corporate	$0.4	$2
Foreign(1)	0.4	3
Residential mortgage-backed	70.9	45
Other asset-backed	28.4	27
Total	$100.1	$77
(1) Primarily U.S. dollar denominated.

The remaining fair value of fixed maturities with other-than-temporary impairments as of December 31, 2009, 2008, and 2007 was $2,414.2, $2,268.4, and $2,353.8, respectively.

The following table identifies the amount of credit impairments on fixed maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in Other comprehensive income (loss), and the corresponding changes in such amounts.

2009
Balance at April 1, 2009(1)	$92.7
Additional credit impairments:
On securities not previously impaired	21.7
On securities previously impaired	13.8
Reductions:
Securities sold, matured, prepaid or paid down	(4.9)
Balance at December 31, 2009	$123.3
(1) Represent credit losses remaining in Retained earnings related to the adoption of new guidance on OTTI, included in ASC Topic 320, on April 1, 2009.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Fixed maturities, available-for-sale, including
net OTTI of $(465.0), $(990.8), and $(153.0)
in 2009, 2008, and 2007, respectively	$(238.2)	$(975.9)	$(100.3)
Equity securities, available-for-sale, including
net OTTI of $(3.3), $(32.0), and $0.0
in 2009, 2008, and 2007, respectively	6.4	(52.9)	0.5
Derivatives	(2,249.4)	(447.5)	(291.0)
Other investments, including net OTTI of
$(21.3), $(5.3), and $(0.3) in 2009, 2008, and
2007, respectively	(20.0)	(5.4)	(0.4)
Net realized capital losses	$(2,501.2)	$(1,481.7)	$(391.2)
After-tax net realized capital losses including
tax valuation allowance of $35.6, $(374.0),
and $0 in 2009, 2008, and 2007, respectively	$(1,590.2)	$(1,337.1)	$(254.3)

Total net realized capital losses increased for the year ended December 31, 2009, primarily due to losses on futures related to a) a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, b) hedging of variable annuity guaranteed death benefits, and c) beginning in the third quarter of 2009, hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI, an affiliate, under the combined coinsurance and coinsurance funds withheld agreement. However, the losses on the VAGLB futures incurred are ceded to SLDI and reported as a corresponding decrease in Interest credited and other benefits to policyholders. Futures were in a short position and their fair value decreased as equity markets improved in 2009. Total net realized capital losses were partially offset by several improvements such as a decline in net impairments due to improved market conditions in 2009 and the impact of new US GAAP guidance in the second quarter of 2009 which resulted in certain noncredit related impairments reported in Other comprehensive income (loss), whereas in 2008 such losses were reflected in Net realized capital losses. In addition, the sale of the Company’s Alt-A RMBS to the Dutch State during the first quarter of 2009 resulted in a gain and credit spread tightening and slightly lower average interest rates in 2009 improved the value of fixed maturities and increased gains upon sale. The value of hedges related to FIAs, which were in a long position, increased in value with the improved equity markets in 2009, and also served to partially offset overall net realized capital losses.

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$4,123.5	$12,613.4	$1,512.1	$18,249.0
Equity securities, available-for-sale	149.8	-	4.5	154.3
Derivatives	42.8	59.1	215.5	317.4
Embedded derivatives on reinsurance	-	38.7	-	38.7
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	2,242.8	8.0	-	2,250.8
Assets held in separate accounts	42,996.1	-	-	42,996.1
Total	$49,555.0	$12,719.2	$1,732.1	$64,006.3

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	$-	$-	$927.2	$927.2
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB"
and "GMAB")	-	-	73.9	73.9
Other liabilities (primarily derivatives)	3.2	393.6	103.6	500.4
Total	$3.2	$393.6	$1,104.7	$1,501.5

(1)		Level 3 net assets and liabilities accounted for 1.0% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 3.2%.

	2008
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$1,183.3	$14,363.3	$2,589.6	$18,136.2
Equity securities, available-for-sale	253.9	-	-	253.9
Derivatives	-	164.1	176.2	340.3
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	781.7	71.2	-	852.9
Assets held in separate accounts	34,090.8	-	-	34,090.8
Total	$36,309.7	$14,598.6	$2,765.8	$53,674.1

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIAs")	-	-	638.9	638.9
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB" and
"GMAB")	-	-	153.0	153.0
Other liabilities (primarily derivatives)	-	614.0	166.2	780.2
Total	$-	$614.0	$958.1	$1,572.1

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

Liquidity Management

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

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents, and short-term investments. As part of the liquidity management process, different scenarios are modeled to determine that existing assets are adequate to meet projected cash flows. Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contractowner behavior, market value of the general account assets, variable separate account performance, and implications of rating agency actions.

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of December 31, 2009, the Company had net derivative liabilities with a fair value of $500.4.

Recent Initiatives

In 2009, ING USA took certain actions to reduce its exposure to interest rate and market risks. These actions included revisions to variable annuity guaranteed benefits for new business, reducing the minimum guaranteed interest rate on new fixed indexed annuities business, changes to certain products, reassessment of the investment strategy, hedging certain funds which previously were not hedged, hedging certain guaranteed death benefits which were previously not hedged, hedging interest rate risk on new variable annuity business, hedging certain foreign currency risk, and continuing a hedging program that was started during the fourth quarter of 2008 to mitigate the impact of potential declines in equity markets and their impact on regulatory capital. ING USA continues to monitor these initiatives and their financial impacts, and will determine whether further actions are necessary.

On April 9, 2009, ING USA’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products to be sold by ING USA's affiliate, ING Life Insurance and Annuity Company. As part of this strategy, ING USA intends to cease new sales of variable annuity products during the first half of 2010.

Volatile capital market conditions commencing in the fourth quarter of 2008 and continuing into 2009, coupled with numerous changes in regulatory and accounting requirements and changes in policyholder behavior as a result of the recent changed economic environment, presented extraordinary challenges to actuarial reserve valuation methodologies and controls. Since the second quarter of 2009, ING USA has been undertaking a review and strengthening of its systems, processes and internal controls, including those with respect to actuarial calculations on fixed and variable annuity products under statutory and other bases of accounting. As part of its internal controls review, ING USA has from time to time identified control issues that require corrective action and has taken, and will continue to undertake appropriate corrective action to address identified control issues. During the fourth quarter of 2009, ING USA implemented proprietary cash flow projection software as part of its systems-strengthening initiative. During 2010, ING USA will continue its controls review, system strengthening and corrective action, including initiatives to ensure sustainability in controls in business owned applications used in actuarial and financial reporting processes, and to improve change controls and management of actuarial models and key assumptions.

On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including initial public offerings, sales or combinations thereof. In November 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders. ING also reached an agreement with the Dutch State to alter the repayment terms of the Core Tier 1 securities in order to facilitate early repayment and ING repurchased in December 2009 EUR 5 billion of the total EUR 10 billion Core Tier 1 securities issued to the Dutch State. As part of the Restructuring Plan, ING also agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. In total, these extra payments amounted to a net present value of EUR 1.3 billion, and were recorded by ING as a one-time pre-tax charge in the fourth quarter of 2009. The terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, remained unaltered and the additional payments were not borne by the Company or any other ING U.S. subsidiaries. In order to finance the repayment of EUR 5 billion Core Tier 1 securities and the associated costs as well as to mitigate the capital impact of the additional payments for the Back-Up Facility, ING launched a capital increase without preferential subscription rights for holders of (bearer depositary receipts for) ordinary shares of up to EUR 7.5 billion in November 2009. The rights issue was completed in December 2009. Proceeds of the issue in excess of the above amounts will be used to strengthen ING’s capital position.

On January 28, 2010, ING announced the filing of its appeal with the General Court of the European Union against specific elements of the EC’s decision regarding the ING Restructuring Plan. Despite the appeal, ING is committed to executing the formal separation of banking and insurance and the divestment of the latter as announced on October 26, 2009. In its appeal, ING contests the state aid calculation the EC applied to the reduction in repayment premium agreed upon by ING and the Dutch State in connection with ING’s December 2009 repayment of the first EUR 5 billion of Core Tier 1 securities. ING is also appealing the disproportionality of the price leadership restrictions imposed on ING with respect to the European financial sector.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory net admitted assets, excluding Separate Accounts, as of the prior December 31. At December 31, 2009, the Company had an outstanding receivable of $545.5 with ING AIH under the reciprocal loan agreement. At December 31, 2008, the Company had no amounts due to or due from ING AIH under the reciprocal loan agreement.

▪	A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. At December 31, 2009 and 2008, the Company had no amounts outstanding under the revolving note facility.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. As of December 31, 2009 and 2008, the Company had $1,304.5 and $2,995.2, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. As of December 31, 2009 and 2008, assets with a market value of approximately $1,657.9 and $3,341.1, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Balance Sheets.

In conjunction with the agreement with the Dutch State on the Back-Up Facility as discussed further below under “Transfer of Alt-A RMBS Participation Interest”, approximately $386.0 of the Alt-A portfolio included in the participation agreement was pledged to the FHLB as of December 31, 2008. By February 17, 2009, the Company recalled these Alt-A securities in order to implement the transaction with the Dutch State and reduced the funding agreements pro rata.

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

Under the terms of the funding agreement, the Company will pay Lion interest quarterly at the credited interest rate until maturity, and on the maturity date, the Company will pay Lion the single deposit and any accrued and unpaid interest. The credited interest rate shall be the three-month London Interbank Offered Rate (“LIBOR”), plus 0.05%, and shall be reset quarterly. The maturity date of the funding agreement shall be August 10, 2011, or such later date to which the maturity date may be extended; provided, however, that the maturity date may not be extended beyond August 10, 2012.

Capital Contributions and Distributions

During 2009, the Company did not pay any dividends or return of capital distributions to its Parent. During 2008, the Company paid its Parent a cash return of capital distribution in the amount of $900.0. During 2007, the Company did not pay any dividends or return of capital distributions on its common stock to its parent.

On November 12, 2008, ING issued to the Dutch State non-voting Tier 1 securities for a total consideration of Euro 10 billion. On February 24, 2009, $2.2 billion was contributed to direct and indirect insurance company subsidiaries of ING AIH, of which $835.0 was contributed to the Company. The contribution was comprised of the proceeds from the investment by the Dutch government and the redistribution of currently existing capital within ING. During 2008, the Company received $1.1 billion, in capital contributions from its Parent. During 2007, the Company received $150.0 in capital contributions from its Parent.

On February 19, 2010, the Company received a $239.0 capital contribution from its Parent. The contribution was comprised of proceeds from the sale of affiliated broker-dealers and the redistribution of currently existing capital within ING U.S. Insurance.

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on the Back-Up Facility covering 80% of ING’s Alt-A RMBS. Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion, including book value of $1.4 billion of the Alt-A RMBS portfolio with respect to the Company’s Designated Securities Portfolio (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch-State payment obligation to the Company under the Company Back-Up Facility is accounted for as a loan receivable for US GAAP and is reported in Loan-Dutch State obligation on the Balance Sheets.

Upon the closing of the transaction on March 31, 2009, the Company reduced the unrealized loss balance in Accumulated other comprehensive loss included in Shareholder’s equity by $411.3 and recognized a gain of $117.6, which was reported in Net realized capital losses on the Statements of Operations.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $18.9 was sold for cash to an affiliate, Lion II. Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $7.9 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital losses on the Statements of Operations.

As part of the final Restructuring Plan submitted to the EC in connection with its review of the Dutch state aid to ING, ING has agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. Under this new agreement, the terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, will remain unaltered and the additional payments will not be borne by the Company or any other ING U.S. subsidiaries. For a description of the key components of the Restructuring Plan, see the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of December 31, 2009 and 2008, the Company held $32.1 and $17.6, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held on the Balance Sheets. In addition, as of December 31, 2009 and 2008, the Company delivered collateral of $574.6 and $480.4, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Balance Sheets.

Reinsurance Agreements

Reinsurance Ceded

Coinsurance Agreements

Effective May 1, 2005, ING USA entered into a coinsurance agreement with its affiliate, Security Life of Denver Insurance Company (“SLD”). Under the terms of the agreement, SLD assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by ING USA between January 1, 2001 and December 31, 2003. In addition, ING USA assigned to SLD all future premiums received by ING USA attributable to the ceded contracts.

Under the terms of the agreement, ING USA ceded $2.5 billion in account balances and transferred a ceding commission and $2.7 billion in assets to SLD, resulting in a realized capital gain of $47.9 to the Company.

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. The receivable will be adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission. The Company incurred amortization expense of the negative ceding commission of $20.8, $19.9, and $21.2 for the years ended December 31, 2009, 2008, and 2007, respectively, which is included in Other expenses in the Statements of Operations.

In addition, the Company entered into a 100% coinsurance agreement with SLD dated January 1, 2000, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2009 and 2008, the value of reserves ceded by the Company under this agreement was $17.8 and $17.2, respectively.

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, SLD effective August 20, 1999. Under the terms of this agreement, the Company facultatively cedes to SLD, from time to time, certain GICs on a 100% coinsurance basis. The value of GIC reserves ceded by the Company under this agreement was $47.5 and $2.5 billion at December 31, 2009 and 2008, respectively. The decline in GIC reserves ceded is primarily due to the maturity of $1.9 billion ceded funding agreements issued through ING USA Global Funding Trusts. The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that SLD is also a major GIC issuer. Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

Guaranteed Living Benefit Reinsurance Agreement

The Company entered into an automatic reinsurance agreement with its affiliate, Security Life of Denver International Limited (“SLDI”), dated June 30, 2008, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the

Company on or after January 1, 2000. Effective July 1, 2009, the Company and SLDI entered into an amended and restated reinsurance agreement to change the reinsurance basis of the existing automatic reinsurance agreement dated June 30, 2008 between the Company and SLDI from coinsurance to a combined coinsurance and coinsurance funds withheld basis. To effectuate this transaction, assets with a market value of $3.2 billion were transferred effective July 31, 2009, from SLDI to the Company, and the Company deposited those assets into a trust account. As of December 31, 2009, assets totaling $3.2 billion were on deposit in the trust account. Since December 31, 2009, no additional amounts have been contributed to the trust. The Company also established a corresponding funds withheld liability to SLDI, which is included in Other liabilities on the Balance Sheets.

On July 1, 2009, the Company and SLDI also entered into an asset management services agreement pursuant to which SLDI will serve as asset manager for the funds withheld account established under the amended and restated reinsurance agreement, and SLDI will in turn retain its affiliate, ING Investment Management LLC as subadviser with respect to the funds withheld account assets.

At December 31, 2009 and 2008, the value of reserves ceded by the Company under this agreement was $878.6 and $732.3, respectively. In addition, a deferred loss on the transaction in the amount of $372.8 and $353.8 at December 31, 2009 and 2008, respectively, is presented in Other assets on the Balance Sheets and is amortized over the period of benefit.

Monthly Renewable Term Agreement

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

Reinsurance Assumed

Yearly Renewable Term Agreements

Effective December 1 and December 31, 2008, ING USA entered into two yearly renewable term reinsurance agreements with its affiliate, RLI, for an indefinite duration. Under the terms of the agreements, ING USA assumed 100% of RLI’s mortality risk associated with the net amount at risk under specific life insurance policies, including:

▪

Individual life policies issued by RLI and previously assumed by RLI from ReliaStar Life Insurance Company of New York (“RLNY”), with policy dates prior to January 1, 2000, including certain term life, universal life, variable universal life, and whole life, insurance policies.

▪	In force individual life policies issued by RLI, where premiums are paid on the insured’s behalf through payroll deduction and which were marketed by employee benefit brokers.

ING USA received initial consideration of $3.9 from RLI. Thereafter, the Company receives monthly premiums, net of benefit payments, based on premium rates set forth in the respective agreements. As such, there is no unearned reinsurance premium.

As of December 31, 2009 and 2008, the value of the reserves assumed by the Company under these agreements was $3.0 and $5.0, respectively.

Coinsurance Funds Withheld Agreement

Effective December 31, 2008, ING USA entered into a coinsurance funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreement, ING USA assumed 100% quota share of RLI’s net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 was equal to the aggregate reserve assumed by ING USA. Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders. RLI will retain all reinsurance premiums payable to ING USA as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, ING USA will receive or pay a net settlement.

As of December 31, 2009 and 2008, the value of the reserves assumed by the Company under these agreements was $487.7 and $219.9, respectively.

Funds Withheld Agreement

Effective December 31, 2008, ING USA entered into a funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreements, ING USA assumed 100% quota share of RLI’s net retained liability under assumed group life reinsurance in-force.

The initial premium of $60.0 was equal to the net Statutory reserve assumed by ING USA. Thereafter, premiums are equal to the total earned reinsurance premiums collected by RLI, less a ceding commission. RLI will retain all reinsurance premiums payable to ING USA as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, ING USA will receive or pay a net settlement. In addition, ING USA is required to provide RLI reserve credit in the excess of the funds withheld for reinsurance by providing a cash deposit or letter of credit.

As of December 31, 2009 and 2008, the value of the reserves assumed by the Company under these agreements was $58.2 and $60.0, respectively. Effective January 1, 2010, the Company terminated this agreement due to the sale of ING’s U.S. Group Reinsurance business to Reinsurance Group of America (“RGA”).

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

A number of other versions of death benefits were offered previously but sales were discontinued. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, the Company instituted a variable annuity guarantee hedging program in lieu of reinsurance. The variable annuity guarantee hedging program is based on the Company entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets.

At December 31, 2009 and 2008, the guaranteed value of these death benefits in excess of account values was estimated to be $10.3 billion and $16.6 billion, respectively, before reinsurance. The decrease was primarily driven by the increase in account values due to favorable equity market performance in 2009.

As of December 31, 2009, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $9.1 billion, of which $9.1 billion was projected to be covered by the Company’s variable annuity guarantee hedging program. At December 31, 2008, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $15.0 billion, of which $10.7 billion was projected to be covered by the Company’s variable annuity guarantee hedging program. As of December 31, 2009 and 2008, the Company recorded a liability of $477.6 and $565.4, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability decreased mainly due to decrease in expected future claims and the increase to expected future fees attributable to the favorable equity market performance in 2009.

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

Prior to June 30, 2008, the Company utilized a variable annuity guarantee hedging program to mitigate risks associated with all living benefits. The Non-reinsured living benefits are still covered by the Company’s variable annuity guarantee hedging program.

For the Reinsured living benefits, as of December 31, 2009 and 2008, the guaranteed value of these benefits in excess of account values was estimated to be $8.8 billion and $12.0 billion, respectively, before reinsurance.

For the Non-reinsured living benefits, as of December 31, 2009 and 2008, the guaranteed value of these benefits in excess of account values was $104.9 and $310.0, respectively. The Company recorded a liability representing the estimated net present value of its future obligations for these benefits of $73.9 and $153.0 as of December 31, 2009 and 2008, respectively.

Variable Annuity Guarantee Hedging Program: In order to hedge equity risk associated with non-reinsured GMDBs and guaranteed living benefits, the Company enters into futures positions or put options on various public market equity indices chosen to closely replicate contractowner variable fund returns. The Company uses market consistent valuation techniques to establish its derivative position and to rebalance the derivative positions in response to market fluctuations. One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. The Company also administers a hedging program that mitigates both equity risk and equity volatility risk associated with its Principal Guard GMWB product issued in 2005 and beyond. This hedge strategy primarily involves entering into put options. The derivatives under the variable annuity guarantee hedging programs do not qualify for hedge accounting under accounting principles generally accepted in the United States (“US GAAP”).

In 2009, ING USA took certain actions to reduce its exposure to interest rate and market risks. These actions included revisions to variable annuity guaranteed benefits for new business, reducing the minimum guaranteed interest rate on new fixed indexed annuities business, changes to certain products, reassessment of the investment strategy, hedging certain funds which previously were not hedged, hedging certain guaranteed death benefits which were previously not hedged, hedging interest rate risk on new variable annuity business, hedging certain foreign currency risk, and continuing a hedging program that was started during the fourth quarter of 2008 to mitigate the impact of potential declines in equity markets and their impact on regulatory capital. ING USA continues to monitor these initiatives and their financial impacts, and will determine whether further actions are necessary.

Other risks posed by market conditions, such as the majority of the Company’s equity volatility and interest rate risk, and risks posed by contractowner experience, such as surrender and mortality experience deviations, are not explicitly mitigated by this program. In addition, certain funds, where there is no replicating market index or where hedging is not appropriate, are excluded from the program.

For those risks addressed by the variable annuity guarantee hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contractowner variable fund growth. Any differences between actual results and the market indices result in income volatility.

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

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under ASC Topic 815, as the Company has not historically sought hedge accounting treatment.

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

If the Company’s current debt and claims paying ratings were downgraded in the future, the terms in the Company’s derivative agreements may be triggered, which could negatively impact overall liquidity. For the majority of the Company’s counterparties, there is a termination event should the Company’s long term debt ratings drop below BBB+/Baal.

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

In addition, the Company has entered into a coinsurance with funds withheld arrangement which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust. The embedded derivative within the coinsurance arrangement is included in Future policy benefits and claims reserves on the Balance Sheets, and changes in the fair value are recorded in Interest credited and other benefits to contractowners in the Statement of Operations.

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

At December 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $354.6, of which $193.0 was with related parties. At December 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $421.4, of which $207.2 was with related parties. During 2009 and 2008, $19.5 and $176.2, respectively, was funded to related parties under these commitments.

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and contain no recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Balance Sheets and is reinvested in short-term investments. The source of non-cash collateral posted was investment grade bonds of the entity. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds of the entity are the source of noncash collateral posted, which is reported in Securities pledged on the Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At December 31, 2009, the fair value of credit default swaps of $0.3 and $106.0 was included in Derivatives and Other liabilities, respectively, on the Balance Sheets. At December 31, 2008, the fair value of credit default swaps of $12.7 and $124.8 was included in Derivatives and Other liabilities, respectively, on the Balance Sheets. As of December 2009 and 2008, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $122.9 and $143.3, respectively.

As of December 31, 2009, the Company had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt(1)	$1,125.5	$28.2	$56.4	$56.3	$984.6
Operating lease obligations(2)	41.4	6.6	10.6	10.6	13.6
Purchase obligations(3)	354.6	354.6	-	-	-
Reserves for insurance obligations(4)	83,155.4	8,348.8	18,651.9	16,032.1	40,122.6
Pension obligations(5)	18.2	1.7	3.6	3.6	9.3
Total	$84,695.1	$8,739.9	$18,722.5	$16,102.6	$41,130.1

(1)     Long-term debt, including interest, consists of the following:

▪      A surplus note in the principal amount of $35.0, and the related interest payable with its affiliate, SLD. As of December 31, 2009, the outstanding principal, interest rate, and maturity date, of the surplus note were $35.0, 7.98%, and December 7, 2029, respectively.

▪      Surplus notes in the aggregate principal amount of $400.0 and the related interest payable, with its affiliates, ING Life Insurance and Annuity Company, RLI and SLDI. As of December 31, 2009, the aggregate amount of outstanding principal, interest rate, and maturity date, of these surplus notes were $400.0, 6.26%, and December 29, 2034, respectively.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets (the “Required Collateral Value Amount”). Cash collateral received is invested in short term investments, with the offsetting collateral liability included in Borrowed money on the Balance Sheets. At December 31, 2009 and 2008, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $354.1 and $562.8, respectively, and is included in Securities pledged on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $311.1 and $483.1 at December 31, 2009 and 2008, respectively, and is included in Borrowed money on the Balance Sheets. In addition to the repurchase obligation, the Company holds $28.9 in collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At December 31, 2009 and 2008, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2009. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal, based on counterparty ongoing monitoring processes.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2009 and 2008, the fair value of loaned securities was $163.7 and $125.4, respectively, and is included in Securities pledged on the Balance Sheets.

Statutory Capital and Risk-Based Capital

The Company’s primary regulator, the State of Iowa Insurance Division (the “Division”) recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures Manual has been adopted as a component of prescribed or permitted practices by the State of Iowa.

The Division has the ability to ease certain reserving requirements at its discretion. Due to the reduction in liquidity and the limited availability of letters of credit confirming banks, the Division allowed the Company to accept unconfirmed letters of credit of up to $320.0 for reinsurance transactions. This allowed the Company to take the full reserve relief for reinsurance transactions with unconfirmed letters of credit. This reserve relief was available for the period from December 31, 2008 through January 1, 2010 and is not a permitted practice.

Effective December 31, 2009, the Company adopted Actuarial Guideline 43 – Variable Annuity Commissioners Annuity Reserve Valuation Method (“AG43”) for its statutory basis of accounting. The adoption of AG43 resulted in higher reserves than those calculated under previous standards by $151.2. Where the application of AG43 produces higher reserves than the Company had otherwise established under previous standards, the Company may request permission from the Division to grade-in the impact of higher reserve over a three year period. The Company elected this grade-in provision, as allowed under AG43 and as approved by the Division, which allows the Company to reflect the impact of adoption of $151.2 over a three year period. The impact of the grade-in for the year ended December 31, 2009 was a $79.2 increase in reserves and a corresponding decrease in statutory surplus.

Effective December 31, 2009, the Company adopted SSAP No. 10R, Income Taxes, for its statutory basis of accounting. This statement requires the Company to calculate admitted deferred tax assets based upon what is expected to reverse within one year with a cap on the admitted portion of the deferred tax asset of 10% of capital and surplus for its most recently filed statement. If the Company’s risk-based capital levels, after reflecting the above limitation, exceeds 250% of the authorized control level, the statement increases the limitation on admitted deferred tax assets from what is expected to reverse in one year to what is expected to reverse over the next three years and increases the cap on the admitted portion of the deferred tax asset from 10% of capital and surplus for its most recently filed statement to 15%. Other revisions in the statement include requiring the Company to reduce the gross deferred tax asset by a statutory valuation allowance adjustment if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion of or all of the gross deferred tax assets will not be realized. The effects on the Company's 2009 financial statements of adopting this change in accounting principle at December 31, 2009 were increases to total assets and capital and surplus of $85.6. This adoption had no impact on total liabilities or net income.

The NAIC risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC’s risk-based capital reporting requirements. Amounts reported indicate that, as of December 31, 2009, the Company has total adjusted capital above all required capital levels.

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

Risk-based capital is also affected by the product mix of the in force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). Risk-based capital is an important factor in the determination of the credit and financial strength ratings of the Company. Declines in the market value of the Company’s separate account assets can increase the reserves for certain guaranteed benefits, even though the Company reinsures many of its guaranteed living benefits. Future declines in the market values of the Company’s separate account assets could cause future reductions in the Company’s surplus, which may also impact risk-based capital.

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

The Iowa Insurance Division recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division. Statutory capital and surplus of the Company was $1,486.1 and $1,872.7 as of December 31, 2009 and 2008, respectively. As permitted by statutory accounting practices, statutory surplus as of December 31, 2009, includes the impact of a $239.0 capital contribution received by the Company from its immediate parent company, Lion, on February 19, 2010. As permitted by statutory accounting practices, statutory surplus as of December 31, 2008 includes the impact of an $835.0 capital contribution received by the Company from its immediate parent company, Lion, on February 24, 2009. In addition, as approved by the Division, statutory surplus as of December 31, 2008 reflects the acceptance as of December 31, 2008 of an $883.0 receivable from ING AIH payable to SLDI into the reinsurance trust established by SLDI for the benefit of the Company. SLDI is the reinsurer of certain reserves associated with variable annuity contracts underwritten by the Company. The reinsurance trust receivable was funded by a portion of a cash capital contribution of $1,217.0 made by ING AIH to SLDI on April 22, 2009. ING AIH is the indirect parent company of the Company and the immediate parent company of SLDI, and SLDI is an affiliate of the Company. Effective July 1, 2009, the Company and SLDI entered into an amended and restated reinsurance agreement. In accordance with the terms of the agreement, $3.2 billion of assets were transferred from SLDI to the Company.

See also Item 7. “Liquidity and Capital Resources - Reinsurance Agreements and Minimum Guarantees”, contained herein.

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

Estimated liabilities have been provided for uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed. The current liability of $8.5 may be paid in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $54.6 cannot be reliably estimated.

Recently Adopted Accounting Standards

(See the Organization and Significant Accounting Policies footnote to the financial statements set forth in Part II, Item 8. herein, for further information.)

Measuring the Fair Value of Certain Alternative Investments

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, “Fair Value Measurements and Disclosures (ASC Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”), which allows the use of net asset value to estimate the fair value of certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. In addition, ASU 2009-12 requires disclosures about the attributes of such investments.

The provisions of ASU 2009-12 were adopted by the Company on December 31, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that previously applied by the Company under US GAAP. The disclosure provisions required by ASU 2009-12 are presented in the Investments footnote to the financial statements set forth in Part II, Item 8. herein.

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

The provisions of ASU 2009-05 were adopted by the Company on December 31, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that previously applied by the Company under US GAAP.

FASB Accounting Standards Codification

In June 2009, the FASB issued ASU 2009-01, “Topic 105 – Generally Accepted Accounting Principles: amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”), which confirms that as of July 1, 2009, the “FASB Accounting Standards CodificationTM” (“the Codification” or “ASC”) is the single official source of authoritative, nongovernmental US GAAP. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative.

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

These provisions, as included in ASC Topic 855, were adopted by the Company on June 30, 2009. In addition, in February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which clarifies that an SEC filer should evaluate subsequent events through the date the financial statements are issued and eliminates the requirement for an SEC filer to disclose that date, effective upon issuance. The Company determined that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under U.S. auditing standards. The disclosure provisions included in ASC Topic 855, as amended, are presented in the Organization and Significant Accounting Policies footnote to the financial statements set forth in Part II, Item 8. herein.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued new guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, included in ASC Topic 820, “Fair Value Measurements and Disclosures,” which confirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In addition, this guidance, as included in ASC Topic 820:

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

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance on recognition and presentation of other-than-temporary impairments, included in ASC Topic 320, “Investments-Debt and Equity Securities,” which requires:

▪

Noncredit related impairments to be recognized in other comprehensive income (loss), if management asserts that it does not have the intent to sell the security and that it is more likely than not that the entity will not have to sell the security before recovery of the amortized cost basis;

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

The disclosure provisions, as included in ASC Topic 320, are presented in the Investments footnote to the financial statements set forth in Part II, Item 8. herein.

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

These provisions, as included in ASC Topic 825, were adopted by the Company on April 1, 2009 and are presented in the Financial Instruments footnote to the financial statements set forth in Part II, Item 8. herein. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

These provisions, as included in ASC Topic 815, were adopted by the Company on January 1, 2009 and are included in the Financial Instruments footnote to the financial statements set forth in Part II, Item 8. herein. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under ASC Topic 815, as the Company has not historically sought hedge accounting treatment.

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

These provisions, as included in ASC Topic 805, were adopted by the Company on January 1, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows as of December 31, 2009, as there have been no acquisitions for the year ended December 31, 2009.

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

These provisions, as included in ASC Topic 323, were adopted by the Company on January 1, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows as of December 31, 2009, as there have been no acquisitions or changes in ownership for the year ended December 31, 2009.

New Accounting Pronouncements

Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”), which clarifies that the only type of embedded credit derivatives that are exempt from bifurcation requirements are those that relate to the subordination of one financial instrument to another. The provisions of ASU 2010-11 are effective as of the beginning of the first fiscal quarter after June 15, 2010, with early adoption permitted. The Company does not expect an impact on its financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under ASC Topic 815.

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosure (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”), which requires several new disclosures, as well as clarification to existing disclosures, as follows:

▪	Significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for the transfers;
▪	Purchases, sales, issuances, and settlement, in the Level 3 fair value measurements reconciliation on a gross basis;
▪	Fair value measurement disclosures for each class of assets and liabilities (i.e., disaggregated); and
▪	Valuation techniques and inputs for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.

The provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-06.

Accounting and Reporting Decreases in Ownership of a Subsidiary

In January 2010, the FASB issued ASU 2010-02 “Consolidations (ASC Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification,” (“ASU 2010-02”), which clarifies that the scope of the decrease in ownership provisions applies to the following:

▪	A subsidiary or group of assets that is a business or nonprofit activity;
▪	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and
▪	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

ASU 2010-02 also notes that the decrease in ownership guidance does not apply to sales of in substance real estate and expands disclosure requirements.

The provisions of ASU 2010-02 are effective as of the beginning of the first interim or annual reporting period after December 15, 2009, and are required to be applied retrospectively to January 1, 2009. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-02.

Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities

In December 2009, the FASB issued ASU 2009-17, “Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities” (“ASU 2009-17”), which eliminates the exemption for qualifying special-purpose entities (“QSPEs”), as well as amends the consolidation guidance for variable interest entities (“VIEs”), as follows:

▪

Removes the quantitative-based assessment for consolidation of VIEs and, instead, requires a qualitative assessment of whether an entity has the power to direct the VIE’s activities, and whether the entity has the obligation to absorb losses or the right to reserve benefits that could be significant to the VIE; and

▪	Requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE.

In addition, in February 2010, the FASB issued ASU 2010-10, “Consolidations (ASC Topic 810): Amendments for Certain Investment Funds” (ASU 2010-10), which primarily defers ASU 2009-17 for an investment in an entity that is accounted for as an investment company.

The provisions of ASU 2009-17 and ASU 2010-10 are effective as of the beginning of the first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2009-17 and ASU 2010-10.

Accounting for Transfers of Financial Assets

In December 2009, the FASB issued ASU 2009-16 “Transfers & Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which eliminates the QSPE concept and requires a transferor of financial assets to:

▪

Consider the transferor’s continuing involvement in assets, limiting the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire asset to an entity that is not consolidated;

▪	Account for the transfer as a sale only if an entity transfers an entire financial asset and surrenders controls, unless the transfer meets the conditions for a participating interest; and
▪	Recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.

The provisions of ASU 2009-16 are effective as of the beginning of the first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2009-16.

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. The Administration’s recent proposal to facilitate “partial annuitizations” could encourage use of annuity products, while its proposal to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders. Regarding company taxes, the Administration’s recently proposed “Financial Crisis Responsibility Fee”, to be imposed on large financial institutions, possibly including life insurers, could increase costs if enacted. The SEC has a regulatory initiative underway to improve fee disclosure in financial products and has also adopted Regulation 151A, with an original effective date of January 12, 2011. The new rule will have the effect of requiring the registration of fixed index annuity products. The SEC recently proposed an effective date two years following Rule 151A’s reissue in the Federal Register. The IRS and the Treasury have published final regulations, effective January 1, 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. As a result of these final regulations, the Company is no longer offering new 403(b) contracts; however, 403(b) products will continue to be offered by the Company’s affiliates, including ING Life Insurance and Annuity Company.

In connection with the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State, the EC had a six month period to review and assess the competitive impact of the transaction. On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by the divestment of all insurance and investment management operations, including the Company. In 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders. On January 28, 2010, ING announced the filing of its appeal with the General Court of the European Union against specific elements of the EC’s decision regarding the ING Restructuring Plan. Despite the appeal, ING is committed to executing the formal separation of banking and insurance and the divestment of the latter as announced on October 26, 2009. In its appeal, ING contests the state aid calculation the EC applied to the reduction in repayment premium agreed upon by ING and the Dutch State in connection with ING’s December 2009 repayment of the first EUR 5 billion of Core Tier securities. ING is also appealing the disproportionality of the price leadership restrictions imposed on ING with respect to the European financial sector. For a description of the key components of the Restructuring Plan, see the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein.

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

Insurance and Retirement Plan Products and Other Regulatory Matters

Federal and state regulators, and self-regulatory agencies are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; sales and marketing practices (including sales to seniors); specific product types (including group annuities and indexed annuities); product administrative issues; and disclosure. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and have cooperated and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

(Dollar amounts in millions, unless otherwise stated)

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents, and short-term investments. As part of the liquidity management process, different economic scenarios are modeled, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contractowner behavior, market value of the general account assets, and variable separate account performance, and implications of rating agency actions.

The fixed account liabilities are supported by a general account portfolio principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of December 31, 2009, the Company had net derivative liabilities of $500.4.

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

The following schedule demonstrates the potential changes in the annual earnings from an instantaneous, parallel increase/decrease in interest rates of 1% on December 31, 2009. These changes to income could relate to future investment income, interest paid to contractowners, market-value adjustments, amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by interest rate changes. The effect of interest rate changes is different by product. In addition, the Company has estimated the impact to December 31, 2009 Shareholder’s equity from the same instantaneous change in interest rates. The effect on Shareholder’s equity includes the impact of interest rate fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Interest rate sensitivity and effect on Annual Net income and Shareholder’s equity:

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Annual	December 31,
	Income	2009
Increase of 1%	$36.9	$12.9
Decrease of 1%	(37.2)	(10.5)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous, parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2009	2009

Increase of 1%	$46.2	$55.1
Decrease of 1%	(35.5)	(46.9)

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

The following schedule demonstrates the potential changes in the annual earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2009. These changes to income could relate to future fee income, reserves for guaranteed benefit payments, hedging gains (losses), unrealized or realized capital gains (losses), amortization of DAC and VOBA, or any other net income item that would be affected by a substantial change to equity markets. In addition, the Company has estimated the impact to Shareholder’s equity as of December 31, 2009 from the same instantaneous change in equity markets. The effect on shareholder’s equity include the impact of equity market fluctuations on income, unrealized gains or losses on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Equity sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
		Equity as of
	Effect on Net	December 31,
	Income	2009
Increase of 10%	$378.4	$378.4
Decrease of 10%	(378.4)	(378.4)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2009	2009
Increase of 10%	$534.3	$534.3
Decrease of 10%	(534.3)	(534.3)

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

The liabilities associated with GMDBs, GMIBs, and GMWBs with life contingent payouts, are recorded in accordance with current US GAAP guidance for certain nontraditional long-duration contracts for separate accounts. The liabilities associated with GMABs and GMWBs without life contingent payouts represent embedded derivative liabilities within variable annuities, which are required to be reported separately from the host variable annuity contract and are carried at fair value in accordance with current US GAAP guidance for derivatives and fair value measurements and are reported in Future policy benefits and claims reserves in the Balance Sheets. Certain of these liabilities have been ceded under various reinsurance contracts.

Liabilities for all guaranteed death and living benefits are calculated based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning contractowner behavior. These liability assumptions, such as lapses, partial withdrawals, and mortality, are based on Company experience and are, where appropriate, consistent with those used for DAC and VOBA.

Declines in the equity market may increase the Company’s net exposure to the death and living benefit guarantees offered under these contracts. Such declines would cause a decrease in account values, and increase the possibility that the Company may be required to pay amounts related to these guarantees. The following schedule demonstrates the potential change in the 2009 reserve liabilities, net of reinsurance, for minimum guarantees resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2009.

		Effect on Reserves
		(Net of Reinsurance)
	GMDBs	GMIBs	GMABs	GMWBs
Increase of 10%	$(69.8)	$-	$(5.9)	$(6.7)
Decrease of 10%	87.3	-	7.9	9.1

In order to hedge equity risk associated with guaranteed death and living benefits, the Company enters into futures positions on various public market indices chosen to closely replicate contractowner variable fund returns. The Company uses market consistent valuation techniques to establish its derivative positions and to rebalance the derivative positions in response to market fluctuation. One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. The Company also administers a hedging program that mitigates both equity risk and equity volatility risk associated with its Principal Guard GMWB generation of the product issued in 2005. This hedge strategy primarily involves entering into put options.

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

For those risks addressed by the variable annuity guarantee hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contractowner variable fund growth. Any differences between actual results and the market indices result in income volatility.

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

The following schedule demonstrates the potential change in the 2009 FIA reserve liabilities resulting from instantaneous increase/decrease in equity markets of 10% on December 31, 2009.

Effect on
Reserves
Increase of 10%	$82.6
Decrease of 10%	(82.6)

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	114

Financial Statements:

Statements of Operations for the years ended
December 31, 2009, 2008, and 2007	115

Balance Sheets as of December 31, 2009 and 2008	116

Statements of Changes in Shareholder's Equity for the years ended
December 31, 2009, 2008, and 2007	118

Statements of Cash Flows for the years ended
December 31, 2009, 2008, and 2007	120

Notes to Financial Statements	122

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING USA Annuity and Life Insurance Company

We have audited the accompanying balance sheets of ING USA Annuity and Life Insurance Company as of December 31, 2009 and 2008, and the related statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ING USA Annuity and Life Insurance Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2009 the Company changed its method of accounting for the recognition and presentation of other-than-temporary impairments.

/s/	Ernst & Young LLP

Atlanta, Georgia

March 31, 2010

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Operations
(In millions)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Net investment income	$1,416.5	$1,438.0	$1,346.4
Fee income	943.2	1,152.4	1,198.9
Premiums	694.1	19.1	19.6
Net realized capital losses:
Total other-than-temporary impairment losses	(607.6)	(1,028.1)	(153.3)
Portion of other-than-temporary impairment losses
recognized in Other comprehensive income (loss)	118.0	-	-
Net other-than-temporary impairments recognized in earnings	(489.6)	(1,028.1)	(153.3)
Other net realized capital losses	(2,011.6)	(453.6)	(237.9)
Total net realized capital losses	(2,501.2)	(1,481.7)	(391.2)
Other income	0.9	0.2	0.1
Total revenue	553.5	1,128.0	2,173.8
Benefits and expenses:
Interest credited and other benefits to contractowners	590.4	1,716.0	1,312.0
Operating expenses	386.1	291.7	269.6
Net amortization of deferred policy acquisition
costs and value of business acquired	(362.2)	680.5	408.1
Interest expense	32.9	30.5	32.5
Other expense	39.6	35.7	24.2
Total benefits and expenses	686.8	2,754.4	2,046.4
(Loss) income before income taxes	(133.3)	(1,626.4)	127.4
Income tax benefit	(136.5)	(245.2)	(1.6)
Net income (loss)	$3.2	$(1,381.2)	$129.0

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Balance Sheets
(In millions, except share data)

	As of December 31,
	2009	2008
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $17,724.3 at 2009 and $20,229.0 at 2008)	$17,156.5	$16,967.5
Equity securities, available-for-sale, at fair value
(cost of $150.8 at 2009 and $257.6 at 2008)	154.3	253.9
Short-term investments	2,044.0	111.7
Mortgage loans on real estate	3,413.2	3,923.3
Policy loans	131.6	144.4
Loan - Dutch State obligation	1,026.0	-
Limited partnerships/corporations	252.6	332.9
Derivatives	317.4	340.3
Other investments	23.9	24.4
Securities pledged (amortized cost of $1,079.4 at 2009
and $1,141.2 at 2008)	1,092.5	1,168.7
Total investments	25,612.0	23,267.1
Cash and cash equivalents	37.8	610.8
Short-term investments under securities loan agreement	169.0	130.4
Accrued investment income	187.3	214.5
Receivable for securities sold	7.6	9.1
Premium receivable	86.9	303.1
Deposits and reinsurance recoverable	3,350.0	5,349.3
Deferred policy acquisition costs	3,718.0	4,205.5
Value of business acquired	113.4	195.1
Sales inducements to contractowners	810.2	624.3
Short-term loan to affiliate	545.5	-
Due from affiliates	816.3	14.5
Current income tax recoverable	-	321.1
Other assets	398.7	481.9
Assets held in separate accounts	42,996.1	34,090.8
Total assets	$78,848.8	$69,817.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Balance Sheets
(In millions, except share data)

	As of December 31,
	2009	2008
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$27,044.7	$32,570.7
Payable for securities purchased	115.7	4.1
Payables under securities loan agreement,
including collateral held	201.1	148.0
Borrowed money	311.1	483.1
Notes to affiliates	435.0	435.0
Due to affiliates	122.5	151.7
Current income taxes	69.0	-
Deferred income taxes	767.5	35.8
Other liabilities	4,045.2	1,130.8
Liabilities related to separate accounts	42,996.1	34,090.8
Total liabilities	76,107.9	69,050.0

Shareholder's equity:
Common stock (250,000 shares authorized, issued
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,172.7	4,335.4
Accumulated other comprehensive income (loss)	(512.8)	(1,333.7)
Retained deficit	(1,921.5)	(2,236.7)
Total shareholder's equity	2,740.9	767.5
Total liabilities and shareholder's equity	$78,848.8	$69,817.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Changes in Shareholder’s Equity
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2007	$2.5	$3,978.4	$(12.1)	$(984.5)	$2,984.3
Comprehensive income (loss):
Net income	-	-	-	129.0	129.0
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(158.7) pretax), including
valuation allowance of $(46.9)	-	-	(149.7)	-	(149.7)
Pension liability ($3.4 pretax)	-	-	2.2	-	2.2
Other	-	-	(1.1)	-	(1.1)
Total comprehensive loss					(19.6)
Capital contribution	-	150.0	-	-	150.0
Employee share-based payments	-	4.3	-	-	4.3
Balance at December 31, 2007	2.5	4,132.7	(160.7)	(855.5)	3,119.0
Comprehensive loss:
Net loss	-	-	-	(1,381.2)	(1,381.2)
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(1,831.4) pretax), including
valuation allowance of $17.1	-	-	(1,173.3)	-	(1,173.3)
Pension liability ($0.5 pretax)	-	-	0.3	-	0.3
Total comprehensive loss					(2,554.2)
Capital contribution from Parent	-	1,100.0	-	-	1,100.0
Capital distribution to Parent	-	(900.0)	-	-	(900.0)
Employee share-based payments	-	2.7	-	-	2.7
Balance at December 31, 2008	2.5	4,335.4	(1,333.7)	(2,236.7)	767.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Changes in Shareholder’s Equity
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2008	$2.5	$4,335.4	$(1,333.7)	$(2,236.7)	$767.5
Cumulative effect of change in
accounting principle, net of DAC
and tax	-	-	(312.0)	312.0	-
Comprehensive income:
Net income	-	-	-	3.2	3.2
Other comprehensive loss, net of tax:
Change in net unrealized capital
gains (losses) on securities
($1,744.7 pretax), including change
in tax valuation allowance of $(99.7)	-	-	1,233.6	-	1,233.6
Portion of other-than-temporary
impairment losses recognized in
other comprehensive income
(loss) ($(118.0) pretax), including
increase in tax valuation allowance
of $41.3	-	-	(118.0)	-	(118.0)
Change in other-than-temporary
impairment losses recognized in
other comprehensive income
(loss) ($17.9 pretax), including
decrease in tax valuation allowance
of $(6.3)	-	-	17.9	-	17.9
Pension liability ($0.9 pretax)	-	-	(0.6)	-	(0.6)
Total comprehensive income					1,136.1
Capital contribution from Parent	-	835.0	-	-	835.0
Employee share-based payments	-	2.3	-	-	2.3
Balance at December 31, 2009	$2.5	$5,172.7	$(512.8)	$(1,921.5)	$2,740.9

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$3.2	$(1,381.2)	$129.0
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Capitalization of deferred policy acquisition costs
and sales inducements	(477.4)	(888.6)	(864.5)
Net amortization of deferred policy acquisition costs,
value of business acquired, and sales inducements	(584.7)	910.2	528.3
Net accretion/decretion of discount/premium	55.2	74.7	52.2
Future policy benefits, claims reserves, and
interest credited	1,203.5	2,156.8	1,368.5
Provision for deferred income taxes	220.6	509.6	(69.0)
Net realized capital losses	2,501.2	1,481.7	391.2
Change in:
Accrued investment income	27.2	2.4	(33.2)
Reinsurance recoverable (excluding GICs)	(705.2)	(827.0)	(132.4)
Other receivables and asset accruals	318.4	(389.9)	2.5
Other reinsurance asset	(19.0)	(353.8)	-
Due to/from affiliates	(831.0)	64.5	56.0
Income tax recoverable	-	(361.8)	-
Other payables and accruals	1,499.6	17.9	42.9
Employee share-based payments	1.7	2.7	4.3
Other, net	(209.8)	163.8	2.2
Net cash provided by operating activities	3,003.5	1,182.0	1,478.0
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	6,830.0	7,478.8	10,631.8
Equity securities, available-for-sale	136.5	162.8	16.5
Mortgage loans on real estate	566.6	474.5	776.1
Limited partnership/corporations	92.6	533.9	15.2
Derivatives	193.4	235.8	261.7
Acquisition of:
Fixed maturities, available-for-sale	(3,162.7)	(7,002.2)	(15,767.5)
Equity securities, available-for-sale	(10.2)	(272.0)	(193.5)
Mortgage loans on real estate	(81.1)	(700.3)	(790.6)
Limited partnerships/corporations	(32.9)	(503.8)	(320.6)
Derivatives	(2,478.8)	(293.9)	(238.8)
Short-term investments, net	(1,931.1)	77.2	(53.8)
Loan-Dutch State obligation, net	180.5	-	-
Policy loans, net	12.8	-	-
Collateral held, net	14.5	6.2	11.5
Other, net	0.9	13.7	1.9
Net cash provided by (used in) investing activities	331.0	210.7	(5,650.1)

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Financing Activities:
Deposits received for investment contracts	$4,552.6	$8,473.0	$10,458.9
Maturities and withdrawals from investment contracts	(11,282.1)	(9,520.7)	(7,062.2)
Reinsurance recoverable on investment contracts	2,704.5	93.8	275.3
Notes to affiliates	(545.5)	-	-
Short-term repayments of repurchase agreements, net	(172.0)	(232.4)	(54.1)
Capital distribution to Parent	-	(900.0)	-
Capital contribution from Parent	835.0	1,100.0	150.0
Net cash (used in) provided by financing activities	(3,907.5)	(986.3)	3,767.9
Net (decrease) increase in cash and cash equivalents	(573.0)	406.4	(404.2)
Cash and cash equivalents, beginning of year	610.8	204.4	608.6
Cash and cash equivalents, end of year	$37.8	$610.8	$204.4
Supplemental cash flow information:
Income taxes (received) paid, net	$(753.7)	$(393.1)	$21.3
Interest paid	$35.4	$50.5	$67.1
Non-cash transfers:			-
Securities received from affiliate
under reinsurance agreement	$2,084.7	-	-
Loan - Dutch State obligation	$1,206.5	-	-

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including initial public offerings, sales, or a combination thereof.

Description of Business

The Company offers various insurance products, including immediate and deferred variable and fixed annuities. The Company’s annuity products are distributed by national wirehouses, regional securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and affiliated broker-dealers. The Company’s primary annuity customers are individual consumers. The Company intends to cease sales of its variable annuity products during the first half of 2010, as part of a global business strategy and risk reduction plan.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Recently Adopted Accounting Standards

Measuring the Fair Value of Certain Alternative Investments

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, “Fair Value Measurements and Disclosures (ASC Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”), which allows the use of net asset value to estimate the fair value of certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. In addition, ASU 2009-12 requires disclosures about the attributes of such investments.

The provisions of ASU 2009-12 were adopted by the Company on December 31, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that previously applied by the Company under US GAAP. The disclosure provisions required by ASU 2009-12 are presented in the Investments footnote to these financial statements.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (ASC Topic 820): Measuring Liabilities at Fair Value” (“ASU 2009-05”), which clarifies that in circumstances where a quoted price in an active market for an identical liability is not available, one of the following techniques should be used to measure a liability’s fair value:

•	The quoted price of the identical liability when traded as an asset; or
•	Quoted prices for similar liabilities or similar liabilities traded as assets; or
•	Another valuation technique consistent with the principles of ASC Topic 820, such as the income approach or a market approach.

ASU 2009-05 also clarifies that restrictions preventing the transfer of a liability should not be considered as an adjustment in the measurement of its fair value.

The provisions of ASU 2009-05 were adopted by the Company on December 31, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that previously applied by the Company under US GAAP.

FASB Accounting Standards Codification

In June 2009, the FASB issued ASU 2009-01, “Topic 105 – Generally Accepted Accounting Principles: amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”), which confirms that as of July 1, 2009, the “FASB Accounting Standards CodificationTM” (“the Codification” or “ASC”) is the single official source of authoritative, nongovernmental US GAAP. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative.

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

Subsequent Events

In May 2009, the FASB issued new guidance on subsequent events, included in ASC Topic 855, “Subsequent Events,” which establishes:

•	The period after the balance sheet date during which an entity should evaluate events or transactions for potential recognition or disclosure in the financial statements;
•	The circumstances under which an entity should recognize such events or transactions in its financial statements; and
•	Disclosures regarding such events or transactions and the date through which an entity has evaluated subsequent events.

These provisions, as included in ASC Topic 855, were adopted by the Company on June 30, 2009. In addition, in February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which clarifies that an SEC filer should evaluate subsequent events through the date the financial statements are issued and eliminates the requirement for an SEC filer to disclose that date, effective upon issuance. The Company determined that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under U.S. auditing standards. The disclosure provisions included in ASC Topic 855, as amended, are presented in this Organization and Significant Accounting Policies footnote.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued new guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, included in ASC Topic 820, “Fair Value Measurements and Disclosures,” which confirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In addition, this guidance, as included in ASC Topic 820:

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

•	Clarifies factors for determining whether there has been a significant decrease in market activity for an asset or liability;
•	Requires an entity to determine whether a transaction is not orderly based on the weight of the evidence; and
•	Requires an entity to disclose in interim and annual periods the input and valuation technique used to measure fair value and any change in valuation technique.

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

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance on recognition and presentation of other-than-temporary impairments, included in ASC Topic 320, “Investments-Debt and Equity Securities,” which requires:

•

Noncredit related impairments to be recognized in other comprehensive income (loss), if management asserts that it does not have the intent to sell the security and that it is more likely than not that the entity will not have to sell the security before recovery of the amortized cost basis;

•	Total other-than-temporary impairments (“OTTI”) to be presented in the statement of earnings with an offset recognized in other comprehensive income (loss) for the noncredit related impairments;
•

A cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income (loss); and

•	Additional interim disclosures for debt and equity securities regarding types of securities held, unrealized losses, and other-than-temporary impairments.

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

The disclosure provisions, as included in ASC Topic 320, are presented in the Investments footnote to these financial statements.

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

These provisions, as included in ASC Topic 825, were adopted by the Company on April 1, 2009 and are presented in the Financial Instruments footnote to these financial statements. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities, included in ASC Topic 815, “Derivatives and Hedging,” which requires enhanced disclosures about objectives and strategies for using derivatives, fair value amounts of and gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements, including:

•	How and why derivative instruments are used;
•	How derivative instruments and related hedged items are accounted for under US GAAP for derivative and hedging activities; and
•	How derivative instruments and related hedged items affect an entity’s financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

These provisions, as included in ASC Topic 815, were adopted by the Company on January 1, 2009 and are included in the Financial Instruments footnote to these financial statements. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under ASC Topic 815, as the Company has not historically sought hedge accounting treatment.

Business Combinations

In December 2007, the FASB issued new guidance on business combinations, included in ASC Topic 805, “Business Combinations.” ASC Topic 805 requires most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at full fair value as of the acquisition date, even for acquisitions achieved in stages. In addition, the guidance requires:

•	Acquisition-related costs to be recognized separately and generally expensed;
•	Non-obligatory restructuring costs to be recognized separately when the liability is incurred;
•	Contractual contingencies acquired to be recorded at acquisition-date fair values;

•	A bargain purchase, which occurs when the fair value of net assets acquired exceeds the consideration transferred plus any non-controlling interest in the acquiree, to be recognized as a gain; and
•	The nature and financial effects of the business combination to be disclosed.

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

These provisions, as included in ASC Topic 805, were adopted by the Company on January 1, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows as of December 31, 2009, as there have been no acquisitions for the year ended December 31, 2009.

Equity Method Investment Accounting

In November 2008, a consensus was reached on new guidance on equity method investment accounting considerations, included in ASC Topic 323, “Investments-Equity Method and Joint Ventures,” which requires, among other provisions, that:

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

•	Equity method investments be initially measured at cost;
•	Contingent consideration only be included in the initial measurement;
•	An investor recognize its share of any impairment charge recorded by the equity investee; and
•	An investor account for a share issuance by an equity investee as if the investor had sold a proportionate share of its investment.

These provisions, as included in ASC Topic 323, were adopted by the Company on January 1, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows as of December 31, 2009, as there have been no acquisitions or changes in ownership for the year ended December 31, 2009.

New Accounting Pronouncements

Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”), which clarifies that the only type of embedded credit derivatives that are exempt from bifurcation requirements are those that relate to the subordination of one financial instrument to another. The provisions of ASU 2010-11 are effective as of the beginning of the first fiscal quarter after June 15, 2010, with early adoption permitted. The Company does not expect an impact on its financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under ASC Topic 815.

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosure (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”), which requires several new disclosures, as well as clarification to existing disclosures, as follows:

•	Significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for the transfers;
•	Purchases, sales, issuances, and settlement, in the Level 3 fair value measurements reconciliation on a gross basis;
•	Fair value measurement disclosures for each class of assets and liabilities (i.e., disaggregated); and
•	Valuation techniques and inputs for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-06.

Accounting and Reporting Decreases in Ownership of a Subsidiary

In January 2010, the FASB issued ASU 2010-02 “Consolidations (ASC Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification,” (“ASU 2010-02”), which clarifies that the scope of the decrease in ownership provisions applies to the following:

•	A subsidiary or group of assets that is a business or nonprofit activity;
•	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and
•	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

ASU 2010-02 also notes that the decrease in ownership guidance does not apply to sales of in substance real estate and expands disclosure requirements.

The provisions of ASU 2010-02 are effective as of the beginning of the first interim or annual reporting period after December 15, 2009, and are required to be applied retrospectively to January 1, 2009. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-02.

Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities

In December 2009, the FASB issued ASU 2009-17, “Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities,” (“ASU 2009-17”), which eliminates the exemption for qualifying special-purpose entities (“QSPEs”), as well as amends the consolidation guidance for variable interest entities (“VIEs”), as follows:

•

Removes the quantitative-based assessment for consolidation of VIEs and, instead, requires a qualitative assessment of whether an entity has the power to direct the VIE’s activities, and whether the entity has the obligation to absorb losses or the right to reserve benefits that could be significant to the VIE; and

•	Requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE.

In addition, in February 2010, the FASB issued ASU 2010-10, “Consolidation (ASC Topic 810): Amendments for Certain Investment Funds” (ASU 2010-10), which primarily defers ASU 2009-17 for an investment in an entity that is accounted for as an investment company.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2009-17 and ASU 2010-10 are effective as of the beginning of the first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2009-17 and ASU 2010-10.

Accounting for Transfers of Financial Assets

In December 2009, the FASB issued ASU 2009-16 “Transfers & Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which eliminates the QSPE concept and requires a transferor of financial assets to:

•

Consider the transferor’s continuing involvement in assets, limiting the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire asset to an entity that is not consolidated;

•	Account for the transfer as a sale only if an entity transfers an entire financial asset and surrenders controls, unless the transfer meets the conditions for a participating interest; and
•	Recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.

The provisions of ASU 2009-16 are effective as of the beginning of the first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2009-16.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to current year classifications.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, certain money market instruments, and other debt issues with a maturity of 90 days or less when purchased.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through the date the financial statements, as of December 31, 2009 and for the three years ended December 31, 2009, 2008, and 2007, were issued.

Investments

All of the Company’s fixed maturities and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Shareholder’s equity, after adjustment for related changes in DAC, value of business acquired (“VOBA”), and deferred income taxes.

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

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Statements of Operations as an other-than-temporary impairment (“OTTI”). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) on the Statements of Operations.  The noncredit impairment is recorded in Other comprehensive income (loss) on the Balance Sheets in accordance with the requirements of ASC Topic 320.

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

Valuation of Investments and Derivatives

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third party commercial pricing services, brokers, and industry-standard vendor-provided software that models the value based on market observable inputs. The valuations obtained from brokers and third-party commercial pricing services are non-binding. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during 2009.

The following valuation methods and assumptions were used by the Company in estimating reported values for the investments and derivatives described below:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets. The fair values for marketable bonds without an active market, excluding subprime residential mortgage-backed securities, are obtained through several commercial pricing services, which provide the estimated fair values and are classified as Level 2 assets. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data.

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

The fair values for certain collateralized mortgage obligations (“CMO-Bs”) are determined by taking the average of broker quotes when more than one broker quote is provided. Approximately three broker quotes are currently being provided for these securities. A few of the CMO-Bs are priced by the originating broker due to the complexity and unique characteristics of the assets. CMO-Bs are classified as Level 3 assets due to the lack of corroborating evidence to support a higher level and the inactivity of the market for these bonds.

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A RMBS, declined during 2008 as a result of the dislocation of the credit markets. During 2008 and 2009, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive and classified these securities as Level 3 assets. The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive. While the market for subprime and Alt-A RMBS remained largely inactive in the first half of 2009 compared to prior years, the Company noted an increase in trade activity of Alt-A RMBS during the second half of 2009. Therefore, the Company determined that the Alt-A RMBS should be transferred to Level 2 of the valuation hierarchy as its overall assessment of the market is that it is now active. The market for subprime RMBS remains largely inactive, and as such these securities will remain in Level 3 of the valuation hierarchy. The Company will continue to monitor market activity for RMBS to determine proper classification in the valuation hierarchy.

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At December 31, 2009, $96.6 and $13.1 billion of a total of $18.2 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model and CMO-Bs valued using average broker quotes.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Generally, the Company does not obtain more than one vendor price from pricing services per instrument. The Company uses a hierarchy process in which prices are obtained from a primary vendor, and, if that vendor is unable to provide the price, the next vendor in the hierarchy is contacted until a price is obtained or it is determined that a price cannot be obtained from a commercial pricing service. When a price cannot be obtained from a commercial pricing service, broker quotes are solicited. All prices and broker quotes obtained, with the exception of CMO-B securities, go through the review process described above including valuations for which only one broker quote is obtained. After review, for those instruments where the price is determined to be appropriate, the unadjusted price provided is used for financial statement valuation. If it is determined that the price is questionable, another price may be requested from a different vendor. The internal valuation committee then reviews all prices for the instrument again, along with information from the review, to determine which price best represents “exit price” for the instrument.

Equity securities, available-for-sale: Fair values of publicly traded equity securities are based upon quoted market price and are classified as Level 1 assets. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued by other sources such as analytics or brokers and are classified as Level 3 assets.

Short-term investments: The fair values for certain short-term investments are determined based on quoted market prices. These assets are classified as Level 1. Other short-term investments are valued and classified in the fair value hierarchy consistent with the policies described herein, depending on investment type.

Derivatives: The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates (“LIBOR”), which are obtained from third party sources and uploaded into the system. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. Valuations for the Company’s futures contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Embedded derivatives - Investment contract guarantees: The Company records liabilities, which can be either positive or negative, for annuity contracts containing guaranteed riders for Guaranteed Minimum Accumulation  Benefits (“GMABs”) and Guaranteed Minimum Withdrawal Benefits (“GMWBs”) without life contingencies in accordance with US GAAP for derivative instruments and hedging activities. The guarantee is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. These derivatives are classified as Level 3 assets in the fair value hierarchy.

The Company also records for its fixed indexed annuity (“FIA”) contracts an embedded derivative liability for interest payments to contractholders above the minimum guaranteed interest rate, in accordance with US GAAP for derivative instruments and hedging activities. The guarantee is treated as an embedded derivative and is required to be reported separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by best estimate assumptions. These derivatives are classified as Level 3 assets in the fair value hierarchy.

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment. The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees. As of December 31, 2009, the credit spreads of ING and the Company decreased by approximately 158 basis points from December 31, 2008, which resulted in changes in the valuation of the reserves for all investment contract guarantees.

Embedded derivative - reinsurance: The carrying value of the embedded derivative is estimated based upon the change in the fair value of the assets supporting the funds withheld payable under the combined coinsurance and coinsurance funds withheld reinsurance agreement between the Company and Security Life of Denver International Limited (“SLDI”). As the fair value of the assets held in trust is based on a quoted market price (Level 1), the fair value of the embedded derivative is based on market observable inputs and is classified as Level 2.

The following investments are reported at values other than fair value on the Balance Sheets and are therefore not categorized in the fair value hierarchy:

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Mortgage loans on real estate: Mortgage loans on real estate are reported at amortized cost, less impairment write-downs and allowance for losses. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses).

Policy loans: The reported value of policy loans is equal to the carrying, or cash surrender, value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts.

Loan - Dutch State obligation: The reported value of The State of the Netherlands (the “Dutch State”) loan obligation is based on the outstanding loan balance plus any unamortized premium.

Limited partnerships/corporations: The carrying value for these investments, primarily private equities and hedge funds, is determined based on the Company’s degree of influence over the investee’s operating and financial policies along with the percent of the investee that the Company owns. Those investments where the Company has determined it has significant influence are accounted for under the equity method, with the remainder accounted for under the cost method.

Other investments: Other investments are comprised primarily of investments in joint ventures, accounted for under the equity method, and real estate reported at cost.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets (the “Required Collateral Value Amount”). Cash collateral received is invested in short term investments, with the offsetting collateral liability included in Borrowed money on the Balance Sheets. At December 31, 2009 and 2008, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $354.1 and $562.8, respectively, and is included in Securities pledged on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $311.1 and $483.1 at December 31, 2009 and 2008, respectively, and is included in Borrowed money on the Balance Sheets. In addition to the repurchase obligation, the Company holds $28.9 in collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At December 31, 2009 and 2008, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2009. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal, based on counterparty ongoing monitoring processes.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2009 and 2008, the fair value of loaned securities was $163.7 and $125.4, respectively, and is included in Securities pledged on the Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under US GAAP, as the Company has not historically sought hedge accounting treatment.

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, caps, floors, options and futures, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as either Derivatives or Other liabilities, as appropriate, on the Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Statements of Operations.

If the Company’s current debt and claims paying ratings were downgraded in the future, the terms in the Company’s derivative agreements may be triggered, which could negatively impact overall liquidity. For the majority of the Company’s counterparties, there is a termination event should the Company’s long term debt ratings drop below BBB+/Baal. See Part I, Item 1A. Risk Factors and Part I, Item 1. Business – “Ratings” for more information.

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

In addition, the Company has entered into a coinsurance with funds withheld arrangement which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust. The embedded derivative within the coinsurance arrangement is included in Future policy benefits and claims reserves on the Balance Sheets, and changes in the fair value are recorded in Interest credited and other benefits to contractowners in the Statements of Operations.

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

Current US GAAP guidance for universal life and investment-type products, such as fixed and variable deferred annuities, indicates DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges.

Internal Replacements

Contractowners may periodically exchange one contract for another, or make modifications to an existing contract. Beginning January 1, 2007, these transactions are identified as internal replacements and are accounted for in accordance with current US GAAP guidance for DAC related to modification or exchange of insurance contracts.

Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts. Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC and VOBA related to the replaced contracts continue to be deferred and amortized in connection with the new contracts as follows:

•

For deferred annuities, the estimated future gross profits of the new contracts are treated as revisions to the estimated future gross profits of the replaced contracts in the determination of amortization.

•

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

At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”), retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. Sustained decreases in investment, mortality, and expense margins, and thus estimated future gross profits, however, increase the rate of amortization.

Reserves

The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations. Generally, reserves are calculated using mortality and withdrawal rate assumptions based on relevant Company experience and are periodically reviewed against both industry standards and experience. Changes in, or deviation from the assumptions used can significantly affect the Company’s reserve level and related future operations.

Future policy benefits and claims reserves include reserves for deferred annuities and immediate annuities with and without life contingent payouts, universal and traditional life insurance contracts, and GICs.

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Deferred annuity crediting rates and reserve interest rates varied by product up to a maximum of 10.0% for 2009, 2008, and 2007.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2009, 2008, and 2007, immediate annuity reserve interest discount rates varied up to a maximum of 8.0%.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Reserves for FIAs are computed in accordance with the requirements of FASB ASC Topic 944, “Financial Services – Insurance”, Topic 815, “Derivatives and Hedging”, and Topic 820, “Fair Value Measurements and Disclosures”. Accordingly, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in the Statements of Operations.

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses, less the present value of future net premiums.

Under the requirements of ASC Topic 944, the Company calculates additional reserve liabilities for certain variable annuity guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The additional reserve for such products recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

The Company calculates a benefit ratio for each block of business that meets the requirements for additional reserves as outlined in ASC Topic 944, and calculates an additional reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period. The additional reserve is accumulated at interest rates using rates consistent with the deferred policy acquisition costs model for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

GMABs and GMWBs without life contingent payouts are considered to be derivatives under ASC Topic 815 and Topic 820. The additional reserves for these guarantees are recognized at fair value through the Statements of Operations.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Revenue Recognition

For universal life and most annuity contracts, charges assessed against contractowner funds for the cost of insurance, surrenders, expenses, and other fees are recorded as revenue as charges are assessed. Other amounts received for these contracts are reflected as deposits and are not recorded as premium or revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts.

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

The Company reports separately, as assets and liabilities, investments held in the separate accounts and liabilities of separate accounts if:

•	such separate accounts are legally recognized;
•	assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;
•	investments are directed by the contractholder;
•	and, all investment performance, net of contract fees and assessments, is passed through to the contractholder.

The Company reports separate account assets and liabilities that meet the above criteria at fair value based on the fair value of the underlying investments. Investment income and net realized and unrealized capital gains (losses) of the separate accounts, however, are not reflected in the Statements of Operations. The Statements of Cash Flows do not reflect investment activity of the separate accounts.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Assets and liabilities of separate account arrangements that do not meet the above criteria for separate presentation in the Balance Sheets (primarily guaranteed interest options), and revenue and expenses related to such arrangements, are consolidated in the financial statements with the general account. At December 31, 2009 and 2008, unrealized capital gains (losses) of $56.6 and $(243.5), respectively, after taxes, on assets supporting a guaranteed interest option are reflected in Shareholder’s equity.

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

Participating Insurance

Participating business approximates 7.9% of the Company’s ordinary life insurance in force and 29.2% of life insurance premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Amounts allocable to participating contractowners are based on published dividend projections or expected dividend scales. Dividends to participating policyholders of $12.4, $13.7, and $14.8, were incurred during the years ended December 31, 2009, 2008, and 2007, respectively.

Income Taxes

The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses (benefits) result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

2.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2009.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital		Fair
		Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
	U.S. Treasuries	$4,201.0	$2.5	$80.0	$-	$4,123.5
	U.S. government agencies and authorities	26.1	0.1	1.6	-	24.6
	State, municipalities, and political
	subdivisions	47.8	2.2	5.2	-	44.8

	U.S. corporate securities:
	Public utilities	997.4	57.5	6.9	-	1,048.0
	Other corporate securities	4,290.8	247.8	71.8	0.4	4,466.4
	Total U.S. corporate securities	5,288.2	305.3	78.7	0.4	5,514.4

	Foreign securities(1):
	Government	369.8	23.8	8.3	-	385.3
	Other	2,880.8	131.7	78.5	0.4	2,933.6
	Total foreign securities	3,250.6	155.5	86.8	0.4	3,318.9

	Residential mortgage-backed securities	1,758.9	210.7	150.7	70.9	1,748.0
	Commercial mortgage-backed securities	3,012.5	25.3	448.2	-	2,589.6
	Other asset-backed securities	1,218.6	11.8	316.8	28.4	885.2

	Total fixed maturities, including securities
	pledged	18,803.7	713.4	1,168.0	100.1	18,249.0
	Less: securities pledged	1,079.4	35.3	22.2	-	1,092.5
Total fixed maturities		17,724.3	678.1	1,145.8	100.1	17,156.5
Equity securities		150.8	4.3	0.8	-	154.3

Total investments, available-for-sale		$17,875.1	$682.4	$1,146.6	$100.1	$17,310.8
(1)	Primarily U.S. dollar denominated.
(s)	Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit
	impairments").

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$1,109.3	$74.3	$0.3	$1,183.3
U.S. government agencies and authorities	255.8	20.9	-	276.7
State, municipalities, and political subdivisions	48.2	0.3	9.0	39.5

U.S. corporate securities:
Public utilities	1,229.3	5.3	114.3	1,120.3
Other corporate securities	5,516.4	68.7	606.0	4,979.1
Total U.S. corporate securities	6,745.7	74.0	720.3	6,099.4

Foreign securities(1):
Government	413.3	3.6	64.4	352.5
Other	3,448.6	11.1	459.9	2,999.8
Total foreign securities	3,861.9	14.7	524.3	3,352.3

Residential mortgage-backed securities	4,264.0	122.3	803.0	3,583.3
Commercial mortgage-backed securities	3,585.1	-	1,027.9	2,557.2
Other asset-backed securities	1,500.2	9.2	464.9	1,044.5

Total fixed maturities, including securities pledged	21,370.2	315.7	3,549.7	18,136.2
Less: securities pledged	1,141.2	57.4	29.9	1,168.7
Total fixed maturities	20,229.0	258.3	3,519.8	16,967.5
Equity securities	257.6	0.3	4.0	253.9

Total investments, available-for-sale	$20,486.6	$258.6	$3,523.8	$17,221.4
(1) Primarily U.S. dollar denominated.

At December 31, 2009 and 2008, net unrealized losses were $551.2 and $3,237.7, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of December 31, 2009, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$493.7	$496.6
After one year through five years	5,322.7	5,505.3
After five years through ten years	3,875.6	3,957.2
After ten years	3,121.7	3,067.1
Mortgage-backed securities	4,771.4	4,337.6
Other asset-backed securities	1,218.6	885.2
Less: securities pledged	1,079.4	1,092.5
Fixed maturities, excluding securities pledged	$17,724.3	$17,156.5

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at December 31, 2009. At December 31, 2008, the Company had investments with five issuers, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity.

At December 31, 2009 and 2008, fixed maturities with fair values of $12.1 and $12.4, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2009 and 2008, approximately 26.1% and 13.3%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Certain CMOs, primarily interest-only and principal-only strips are accounted for as hybrid instruments and valued at fair value as allowed under a provision of current US GAAP. The fair value of these instruments at December 31, 2009 and 2008 was $192.6 and $325.1, respectively, and is included in Fixed maturities, available for sale, on the Balance Sheets. The impact to Other net realized capital gains (losses) on the Statements of Operations related to these hybrid instruments was $117.6 and $0.1 for the years ended December 31, 2009 and 2008, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At December 31, 2009 and 2008, the Company had $1,304.5 and $2,995.2, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. At December 31, 2009 and 2008, assets with a market value of approximately $1,657.9 and $3,341.1, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Balance Sheets.

In conjunction with the January 2009 agreement with the Dutch State regarding the transfer of 80% of the Company's Alt-A residential mortgage backed securities (“Alt-A RMBS”), which included $386.0 in Alt-A RMBS pledged to the FHLB, the Company substituted the Alt-A RMBS assets pledged with other fixed maturities. By February 17, 2009, the Company recalled these Alt-A securities in order to implement the transaction with the Dutch State and reduced the funding agreements issued to the FHLB pro rata.

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-Up Facility (the “Back-Up Facility”) covering 80% of ING’s Alt-A RMBS. Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Company Back-Up Facility is accounted for as a loan receivable for US GAAP and is reported in Loan - Dutch State obligation on the Balance Sheets.

Upon the closing of the transaction on March 31, 2009, the Company reduced the unrealized loss balance in Accumulated other comprehensive loss included in Shareholder’s equity by $411.3 and recognized a gain of $117.6, which was reported in Net realized capital losses on the Statements of Operations.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $18.9 was sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”). Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $7.9 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital gains (losses) on the Statements of Operations.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets (the “Required Collateral Value Amount”). Cash collateral received is invested in short term investments, with the

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

offsetting collateral liability included in Borrowed money on the Balance Sheets. At December 31, 2009 and 2008, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $354.1 and $562.8, respectively, and is included in Securities pledged on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $311.1 and $483.1 at December 31, 2009 and 2008, respectively, and is included in Borrowed money on the Balance Sheets. n addition to the repurchase obligation, the Company holds $28.9 in collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At December 31, 2009 and 2008, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2009. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal, based on counterparty ongoing monitoring processes.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2009 and 2008, the fair value of loaned securities was $163.7 and $125.4, respectively, and is included in Securities pledged on the Balance Sheets.

Variable Interest Entities

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings under current guidance and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary for any of the investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. In addition, the Company may

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

be exposed to the loss of asset management fees it receives for some of these structures. The carrying value of investments in VIEs of $0.9 at December 31, 2009 are included in Limited partnerships/corporations on the Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Statements of Operations.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December 31, 2009 and 2008.

	2009				2008
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less
below amortized cost	$170.1	13.5%	$21.2	1.7%	$645.7	18.2%	$115.6	3.3%
More than six months and
twelve months or less
below amortized cost	259.3	20.4%	200.8	15.8%	828.3	23.3%	85.7	2.4%
More than twelve months
below amortized cost	419.0	33.0%	197.7	15.6%	1,776.4	50.0%	98.0	2.8%
Total unrealized capital losses	$848.4	66.9%	$419.7	33.1%	$3,250.4	91.5%	$299.3	8.5%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at December 31, 2009 and 2008.

	Six Months	More than
	or Less	Six Months and	More than	Total
	Below	Twelve Months	Twelve Months	Unrealized
	Amortized	or Less Below	Below	Capital
2009	Cost	Amortized Cost	Amortized Cost	Losses
Interest rate or spread widening	$99.3	$31.6	$122.2	$253.1
Mortgage and other asset-backed securities	92.0	428.5	494.5	1,015.0
Total unrealized capital losses	$191.3	$460.1	$616.7	$1,268.1
Fair value	$5,275.9	$1,058.2	$2,714.5	$9,048.6

2008
Interest rate or spread widening	$198.7	$538.4	$516.7	$1,253.8
Mortgage and other asset-backed securities	562.6	375.6	1,357.7	2,295.9
Total unrealized capital losses	$761.3	$914.0	$1,874.4	$3,549.7
Fair value	$4,350.9	$4,522.0	$4,551.9	$13,424.8

	Six Months	More than
	or Less	Six Months and	More than	Total
	Below	Twelve Months	Twelve Months	Unrealized
	Amortized	or Less Below	Below	Capital
2009	Cost	Amortized Cost	Amortized Cost	Losses
Interest rate or spread widening	$99.3	$31.6	$122.2	$253.1
Mortgage and other asset-backed securities	92.0	428.5	494.5	1,015.0
Total unrealized capital losses	$191.3	$460.1	$616.7	$1,268.1
Fair value	$5,275.9	$1,058.2	$2,714.5	$9,048.6

2008
Interest rate or spread widening	$198.7	$538.4	$516.7	$1,253.8
Mortgage and other asset-backed securities	562.6	375.6	1,357.7	2,295.9
Total unrealized capital losses	$761.3	$914.0	$1,874.4	$3,549.7
Fair value	$4,350.9	$4,522.0	$4,551.9	$13,424.8

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2009 and 2008.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2009
U.S. Treasuries	$3,761.2	$80.0	$-	$-	$-	$-	$3,761.2	$80.0
U.S. government
agencies	15.2	0.8	8.2	0.8	-	-	23.4	1.6
and authorities
U.S. corporate, state,
and municipalities	273.8	6.7	108.1	13.5	737.7	64.1	1,119.6	84.3
Foreign	228.1	11.8	107.8	17.3	472.6	58.1	808.5	87.2
Residential
mortgage-backed	139.1	46.5	183.5	92.3	260.7	82.8	583.3	221.6
Commercial
mortgage-backed	795.5	44.1	534.6	243.1	682.7	161.0	2,012.8	448.2
Other asset-backed	63.0	1.4	116.0	93.1	560.8	250.7	739.8	345.2
Total	$5,275.9	$191.3	$1,058.2	$460.1	$2,714.5	$616.7	$9,048.6	$1,268.1

2008
U.S. Treasuries	$254.1	$0.3	$-	$-	$-	$-	$254.1	$0.3
U.S. corporate, state,
and municipalities	1,588.3	137.7	1,923.5	323.6	1,133.5	268.0	4,645.3	729.3
Foreign	747.8	61.4	1,225.9	214.8	920.5	248.1	2,894.2	524.3
Residential
mortgage-backed	884.7	307.3	436.2	76.6	759.5	419.1	2,080.4	803.0
Commercial
mortgage-backed	561.7	113.6	795.5	262.2	1,180.7	652.1	2,537.9	1,027.9
Other asset-backed	311.7	141.7	139.8	37.9	561.4	285.3	1,012.9	464.9
Total	$4,348.3	$762.0	$4,520.9	$915.1	$4,555.6	$1,872.6	$13,424.8	$3,549.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 81.5% of the average book value as of December 31, 2009. In addition, this category includes 461 securities, which have an average quality rating of A.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2009 and 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
Six months or less
below amortized cost	$6,184.5	$396.8	$265.1	$111.8	282	96
More than six months and
twelve months or less
below amortized cost	1,248.5	982.3	68.8	433.2	191	115
More than twelve months
below amortized cost	619.0	885.6	27.8	361.4	113	158
Total	$8,052.0	$2,264.7	$361.7	$906.4	566	369

2008
Six months or less
below amortized cost	$5,605.9	$6,569.3	$483.9	$2,279.4	807	732
More than six months and
twelve months or less
below amortized cost	2,481.8	852.6	181.8	452.7	335	116
More than twelve months
below amortized cost	1,428.5	35.8	130.6	21.3	173	19
Total	$9,516.2	$7,457.7	$796.3	$2,753.4	1,315	867

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2009 and 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$3,841.2	$-	$80.0	$-	21	-
U.S. government agencies
and authorities	25.0	-	1.6	-	4	-
U.S. corporate, state and
municipalities	1,139.0	64.9	67.8	16.5	220	32
Foreign	712.7	183.0	33.1	54.1	93	30
Residential mortgage-backed	336.0	468.9	35.9	185.7	83	119
Commercial mortgage-backed	1,534.6	926.5	104.2	344.0	96	60
Other asset-backed	463.5	621.4	39.1	306.1	69	128
Total	$8,052.0	$2,264.7	$361.7	$906.4	586	369

2008
U.S. Treasuries	$254.4	$-	$0.3	$-	2	-
U.S. corporate, state and
municipalities	4,043.9	1,330.2	325.4	403.9	654	239
Foreign	2,341.8	1,076.6	174.3	350.0	314	168
Residential mortgage-backed	1,197.1	1,686.3	84.7	718.3	154	159
Commercial mortgage-backed	1,158.2	2,407.6	158.7	869.2	107	130
Other asset-backed	520.8	957.0	52.9	412.0	84	171
Total	$9,516.2	$7,457.7	$796.3	$2,753.4	1,315	867

For the year ended December 31, 2009, unrealized capital losses on fixed maturities decreased by $2.3 billion primarily due to the transfer of 80% interest in the Alt-A RMBS securities owned by the Company as a result of the Alt-A transaction with the Dutch State during the first quarter of 2009. In addition, improved economic conditions and tightening of credit spreads in 2009 served to increase the value of fixed maturities. These improvements were partially offset by the impact of the implementation of new US GAAP guidance on impairments in the second quarter of 2009, when certain noncredit impairments were reclassified into Other comprehensive income (loss), which were previously reported in Net realized capital gains (losses).

At December 31, 2009, the Company had 19 fixed maturities with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on these fixed maturities equaled $353.9, or 27.9% of the total unrealized losses, as of December 31, 2009. At December 31, 2008, the Company held 53 fixed maturities with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on these fixed maturities equaled $890.8, or 25.1% of the total unrealized capital losses, as of December 31, 2008.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The fair value of the Company’s fixed maturities, including securities pledged to creditors, increased by $112.8, before tax and DAC, from December 31, 2008 through December 31, 2009, primarily due to improved economic conditions and tightening of credit spreads in 2009.

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

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Statements of Operations as an other-than-temporary impairment (“OTTI”). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) on the Statements of Operations.  The noncredit impairment is recorded in Other comprehensive income (loss) on the Balance Sheets in accordance with the requirements of ASC Topic 320.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company’s credit-related and intent-related impairments included in the Statements of Operations, excluding noncredit impairments included in Other comprehensive income (loss) by type for the years ended December 31, 2009, 2008, and 2007.

	2009		2008		2007
		No. of		No. of			No. of
	Impairment	Securities	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$114.7	10	$-	-	$-	*	1
U.S. Corporate	55.2	55	289.1	230	81.0		173
Foreign(1)	31.1	45	229.4	108	25.7		74
Residential mortgage-backed	78.6	84	289.8	98	3.0		24
Commercial mortgage-backed	70.9	5	107.4	26	-		-
Other asset-backed	114.5	44	75.1	67	43.3		91
Equity	3.3	5	32.0	12	-		-
Mortgage loans on real estate	20.9	8	4.8	1	-		-
Limited partnerships	0.4	1	0.5	1	0.3		1
Total	$489.6	257	$1,028.1	543	$153.3		364
* Less than $0.1.
(1)	Primary U.S. dollar denominated.

The above schedule includes $171.2, $369.7, and $31.0, in other-than-temporary write-downs for the years ended December 31, 2009, 2008, and 2007, respectively, related to credit impairments, which are recognized in earnings. The remaining $318.4, $658.4, and $122.3, in write-downs for the years ended December 31, 2009, 2008, and 2007, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the years ended December 31, 2009, 2008, and 2007.

	2009		2008		2007
		No. of		No. of			No. of
	Impairment	Securities	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$114.7	10	$-	-	$-	*	1
U.S. Corporate	45.9	41	199.8	178	70.6		161
Foreign(1)	25.6	41	146.5	87	21.4		68
Residential mortgage-backed	2.9	1	142.9	40	1.0		5
Commercial mortgage-backed	70.9	5	107.4	26	-		-
Other asset-backed	58.4	13	61.8	32	29.3		84
Total	$318.4	111	$658.4	363	$122.3		319
*Less than $0.1.
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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table identifies the noncredit impairments recognized in Other comprehensive income (loss) by type for the year ended December 31, 2009.

	2009
		No of
	Impairment	Securities
U.S. corporate	$0.4	$2
Foreign(1)	0.4	3
Residential mortgage-backed	70.9	45
Other asset-backed	28.4	27
Total	$100.1	$77
(1) Primarily U.S. dollar denominated.

The fair value of fixed maturities with other-than-temporary impairments at December 31, 2009, 2008, and 2007, was $2,414.2, $2,268.4, and $2,353.8, respectively.

The following table identifies the amount of credit impairments on fixed maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in Other comprehensive income (loss), and the corresponding changes in such amounts.

2009
Balance at April 1, 2009(1)	$92.7
Additional credit impairments:
On securities not previously impaired	21.7
On securities previously impaired	13.8
Reductions:
Securities sold, matured, prepaid or paid down	(4.9)
Balance at December 31, 2009	$123.3
(1) Represents credit losses remaining in Retained earnings related to the adoption of new guidance on
OTTI, included in ASC Topic 320, on April 1, 2009.

Net Investment Income

Sources of Net investment income were as follows for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Fixed maturities, available-for-sale	$1,240.9	$1,361.0	$1,176.1
Equity securities, available-for-sale	21.0	(0.2)	3.3
Mortgage loans on real estate	202.8	223.6	233.1
Policy loans	7.6	8.8	9.0
Short-term investments and cash equivalents	5.6	4.5	6.7
Other	(1.2)	(53.3)	35.1
Gross investment income	1,476.7	1,544.4	1,463.3
Less: investment expenses	60.2	106.4	116.9
Net investment income	$1,416.5	$1,438.0	$1,346.4

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

At December 31, 2009 and 2008, the Company had $18.0 and $21.2, respectively, of investments in fixed maturities which produced no net investment income.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Fixed maturities, available-for-sale, including
net OTTI of $(465.0), $(990.8), and $(153.0)
in 2009, 2008, and 2007, respectively	$(238.2)	$(975.9)	$(100.3)
Equity securities, available-for-sale, including
net OTTI of $(3.3), $(32.0), and $0.0
in 2009, 2008, and 2007, respectively	6.4	(52.9)	0.5
Derivatives	(2,249.4)	(447.5)	(291.0)
Other investments, including net OTTI of
$(21.3), $(5.3), and $(0.3) in 2009, 2008, and
2007, respectively	(20.0)	(5.4)	(0.4)
Net realized capital losses	$(2,501.2)	$(1,481.7)	$(391.2)
After-tax net realized capital losses including
tax valuation allowance of $35.6, $(374.0),
and $0 in 2009, 2008, and 2007, respectively	$(1,590.2)	$(1,337.1)	$(254.3)

Total net realized capital losses increased for the year ended December 31, 2009, primarily due to losses on futures related to a) a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, b) hedging of variable annuity guaranteed death benefits, and c) beginning in the third quarter of 2009, hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI, an affiliate, under the combined coinsurance and coinsurance funds withheld agreement. However, the losses on the VAGLB futures incurred are ceded to SLDI and reported as a corresponding decrease in Interest credited and other benefits to policyholders. Futures were in a short position and their fair value decreased as equity markets improved in 2009. Total net realized capital losses were partially offset by several improvements such as a decline in net impairments due to improved market conditions in 2009 and the impact of new US GAAP guidance in the second quarter of 2009 which resulted in certain noncredit related impairments reported in Other comprehensive income (loss), whereas in 2008 such losses were reflected in Net realized capital losses. In addition, the sale of the Company’s Alt-A RMBS to the Dutch State during the first quarter of 2009 resulted in a gain and credit spread tightening and slightly lower average interest rates in 2009 improved the value of fixed maturities and increased gains upon sale. The value of hedges

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

related to FIAs, which were in a long position, increased in value with the improved equity markets in 2009, and also served to partially offset overall net realized capital losses.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross realized gains and losses were as follows for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Proceeds on sales	$5,202.4	$6,893.4	$5,859.3
Gross gains	173.3	100.2	41.1
Gross losses	98.3	164.9	57.0

3.	Financial Instruments

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

Financial assets and liabilities recorded at fair value on the Balance Sheets are categorized as follows:

•	Level 1 - Unadjusted quoted prices for identical assets or liabilities in an active market.
•	Level 2 - Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;
b)	Quoted prices for identical or similar assets or liabilities in non-active markets;
c)	Inputs other than quoted market prices that are observable; and
d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

•

Level 3 - Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$4,123.5	$12,613.4	$1,512.1	$18,249.0
Equity securities, available-for-sale	149.8	-	4.5	154.3
Derivatives	42.8	59.1	215.5	317.4
Embedded derivative on reinsurance	-	38.7	-	38.7
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	2,242.8	8.0	-	2,250.8
Assets held in separate accounts	42,996.1	-	-	42,996.1
Total	$49,555.0	$12,719.2	$1,732.1	$64,006.3

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	$-	$-	$927.2	$927.2
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB"
and "GMAB")	-	-	73.9	73.9
Other liabilities (primarily derivatives)	3.2	393.6	103.6	500.4
Total	$3.2	$393.6	$1,104.7	$1,501.5

(1)	Level 3 net assets and liabilities accounted for 1.0% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 3.2%.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	2008
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$1,183.3	$14,363.3	$2,589.6	$18,136.2
Equity securities, available-for-sale	253.9	-	-	253.9
Derivatives	-	164.1	176.2	340.3
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	781.7	71.2	-	852.9
Assets held in separate accounts	34,090.8	-	-	34,090.8
Total	$36,309.7	$14,598.6	$2,765.8	$53,674.1

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIAs")	-	-	638.9	638.9
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB" and
"GMAB")	-	-	153.0	153.0
Other liabilities (primarily derivatives)	-	614.0	166.2	780.2
Total	$-	$614.0	$958.1	$1,572.1

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during 2009.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets. The fair values for marketable bonds without an active market, excluding subprime residential mortgage-backed securities, are obtained through several commercial pricing services, which provide the estimated fair values, and are classified as Level 2 assets. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data.

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

The fair values for certain collateralized mortgage obligations (“CMO-Bs”) are determined by taking the average of broker quotes when more than one broker quote is provided. Approximately three broker quotes are currently being provided for these securities. A few of the CMO-Bs are priced by the originating broker due to the complexity and unique characteristics of the assets. CMO-Bs are classified as Level 3 assets due to the lack of corroborating evidence to support a higher level and the inactivity of the market for these bonds.

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A RMBS, declined during 2008 as a result of the dislocation of the credit markets. During 2008 and 2009, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive and classified these securities as Level 3 assets. The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive. While the market for subprime and Alt-A RMBS remained largely inactive in the first half of 2009 compared to prior years, the Company noted an increase in trade activity of Alt-A RMBS during the second half of 2009. Therefore, the Company determined that the Alt-A RMBS should be transferred to Level 2 of the valuation hierarchy as its overall assessment of the market is that it is now active. The market for subprime RMBS remains largely inactive, and as such these securities will remain in Level 3 of the valuation hierarchy. The Company will continue to monitor market activity for RMBS to determine proper classification in the valuation hierarchy.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At December 31, 2009, $96.6 and $13.1 billion of a total of $18.2 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model and CMO-Bs valued using average broker quotes.

Generally, the Company does not obtain more than one vendor price from pricing services per instrument. The Company uses a hierarchy process in which prices are obtained from a primary vendor, and, if that vendor is unable to provide the price, the next vendor in the hierarchy is contacted until a price is obtained or it is determined that a price cannot be obtained from a commercial pricing service. When a price cannot be obtained from a commercial pricing service, broker quotes are solicited. All prices and broker quotes obtained, with the exception of CMO-B securities, go through the review process described above including valuations for which only one broker quote is obtained. After review, for those instruments where the price is determined to be appropriate, the unadjusted price provided is used for financial statement valuation. If it is determined that the price is questionable, another price may be requested from a different vendor. The internal valuation committee then reviews all prices for the instrument again, along with information from the review, to determine which price best represents “exit price” for the instrument.

Equity securities, available-for-sale: Fair values of publicly traded equity securities are based upon quoted market price and are classified as Level 1 assets. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued by other sources such as analytics or brokers and are classified as Level 3 assets.

Cash and cash equivalents, Short-term investments, and Short-term investments under securities loan agreement: The carrying amounts for cash reflect the assets’ fair values. The fair values for cash equivalents and short-term investments are determined based on quoted market prices. These assets are classified as Level 1. Other short-term investments are valued and classified in the fair value hierarchy consistent with the policies described herein, depending on investment type.

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts. The underlying investments include mutual funds, the valuations of which are based upon a quoted market price and are classified as Level 1.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Derivatives: The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates (“LIBOR”), or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. Valuations for the Company’s futures contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

Investment contract guarantees: The Company records liabilities, which can be either positive or negative, for annuity contracts containing guaranteed riders for GMABs and GMWBs without life contingencies in accordance with US GAAP for derivative instruments and hedging activities. The guarantee is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. These derivatives are classified as Level 3 assets in the fair value hierarchy.

The Company also records for its FIA contracts an embedded derivative liability for interest payments to contractholders above the minimum guaranteed interest rate, in accordance with US GAAP for derivative instruments and hedging activities. The guarantee is treated as an embedded derivative and is required to be reported separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by best estimate assumptions. These derivatives are classified as Level 3 assets in the fair value hierarchy.

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment. The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees. As of December 31, 2009, the credit spreads of ING and the Company decreased by approximately 158 basis points from December 31, 2008, which resulted in changes in the valuation of the reserves for all investment contract guarantees.

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

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments, which are not carried at fair value on the Balance Sheets, and therefore not categorized in the fair value hierarchy:

Limited partnerships/corporations: The fair value for these investments, primarily private equities and hedge funds, is estimated based on the Net Asset Value (“NAV”) as provided by the investee.

Mortgage loans on real estate: The fair values for mortgage loans on real estate are estimated using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

Loan - Dutch State obligation: The fair value of the Dutch State loan obligation is estimated utilizing discounted cash flows at market risk-free rates adjusted for credit spreads.

Policy loans: The fair value of policy loans is equal to the carrying, or cash surrender, value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts.

Other investments: The fair value of other investments are estimated based on 70% of third party appraised value for joint ventures and third party appraised value for real estate.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at December 31, 2009 and 2008.

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$18,249.0	$18,249.0	$18,136.2	$18,136.2
Equity securities, available-for-sale	154.3	154.3	253.9	253.9
Mortgage loans on real estate	3,413.2	3,417.3	3,923.3	3,803.3
Loan - Dutch State obligation	1,026.0	971.4	-	-
Policy loans	131.6	131.6	144.4	144.4
Cash, cash equivalents, Short-term
investments, and Short-term
investments under securities loan
agreement	2,250.8	2,250.8	852.9	852.9
Derivatives	317.4	317.4	340.3	340.3
Other investments	23.9	37.4	24.4	33.3
Deposits from affiliates	1,752.0	1,873.6	1,947.0	2,025.7
Embedded derivative on reinsurance	38.7	38.7	-	-
Assets held in separate accounts	42,996.1	42,996.1	34,090.8	34,090.8
Liabilities:
Investment contract liabilities:
Deferred annuities	20,665.8	20,766.5	19,282.5	18,986.2
Guaranteed investment contracts
and funding agreements	2,646.5	2,718.3	6,868.9	6,580.2
Supplementary contracts and
immediate annuities	823.6	782.7	866.5	883.9
Derivatives	500.4	500.4	780.2	780.2
Investment contract guarantees:
Fixed indexed annuities	927.2	927.2	638.9	638.9
Guaranteed minimum withdrawal
and accumulation benefits	73.9	73.9	153.0	153.0
Notes to affiliates	435.0	426.9	435.0	407.6

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

Level 3 Financial Instruments

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by ASC 820), including but not limited to liquidity spreads for investments within markets deemed not currently active. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In addition, the Company has determined, for certain financial instruments, an active market is such a significant input to determine fair value that the presence of an inactive market may lead to classification in Level 3. In light of the methodologies employed to obtain the fair value of financial assets and liabilities classified as Level 3, additional information is presented below, with particular attention addressed to changes in derivatives, FIAs, and GMWBs and GMABs due to their impacts on the Company’s results of operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2009 and 2008.

		Fixed maturities,		Equity			Investment
		available-for-sale		securities,			Contract Guarantees
		including		available-					GMWB/
		securities pledged		for-sale	Derivatives		FIA		GMAB
Balance at January 1, 2009		$2,589.6		$-	$10.0		$(638.9)		$(153.0)
	Capital gains (losses):
	Net realized capital (losses) gains	(14.9)	(1)	-	(60.3)	(3)	(151.6)	(4)	85.3
	Net unrealized capital
	gains (losses)(2)	159.8		0.1	-		-		-
	Total net realized and unrealized
	capital gains (losses)	144.9		0.1	(60.3)		(151.6)		85.3
	Purchases, sales, issuances, and
	settlements, net	(527.0)		1.6	130.0		(136.7)		(6.2)
	Transfer in to Level 3	-		2.8	-		-		-
	Transfer out of Level 3	(695.4)		-	32.2		-		-
Balance at December 31, 2009		$1,512.1		$4.5	$111.9		$(927.2)		$(73.9)

Balance at January 1, 2008		$1,396.3		$-	$298.2		$(925.6)		$(2.7)
	Capital gains (losses):
	Net realized capital (losses) gains	(7.5)	(1)	-	(76.2)	(3)	328.4	(4)	(141.5)
	Net unrealized capital gains (losses)(2)	27.9		-	-		-		-
	Total net realized and unrealized
	capital gains (losses)	20.4		-	(76.2)		328.4		(141.5)
	Purchases, sales, issuances, and
	settlements, net	(32.5)		-	(105.1)		(41.7)		(8.8)
	Transfer in to Level 3	1,205.4		-	(106.9)		-		-
Balance at December 31, 2008		$2,589.6		$-	$10.0		$(638.9)		$(153.0)

(1)	This amount is included in Net realized capital gains (losses) with $(83.7) and $32.8 related to the amortization of book value included
	in Net investment income on the Statements of Operations for the years ended December 31, 2009 and 2008, respectively.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Statements of Operations and contains unrealized gains (losses) on
	Level 3 derivatives held at December 31, 2009 and 2008. All gains and losses on Level 3 assets are classified as realized gains (losses) for
	the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately by security.
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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Changes in Level 3 fair value balances are discussed below by investment type.

Fixed Maturities available-for-sale including securities pledged: The amount of Level 3 fixed maturities for the year ended December 31, 2009, declined mainly due to the transfer of 80% interest in the Company’s Alt-A RMBS to the Dutch State during the first quarter of 2009. Transfers out of Level 3 represent the movement of Alt-A mortgage-backed securities to Level 2, as the market became active again for these securities at the end of 2009. These declines were partially offset by unrealized capital gains on Level 3 fixed maturities for the year ended December 31, 2009, related to the decrease in unrealized losses due to the decrease in the Level 3 fixed maturities portfolio related to the Dutch State transaction as well as increases in the value of fixed maturities as the markets improved in the latter part of 2009. Level 3 fixed maturities for the year ended December 31, 2008 increased primarily due the transfer in of subprime and Alt-A RMBS due to the lack of market activity for these securities in 2008.

Equity securities, available-for-sale: Equity securities transferred into Level 3 in 2009 represent private equities or equity securities not traded on an exchange, which are valued by sources other than a pricing service such as analytics or brokers.

Derivatives: For the year ended December 31, 2009, the change in value of Level 3 derivatives reflects the transfer from Level 3 to Level 1 of futures contracts, which are valued based on unadjusted prices from an active exchange.

Investment contract guarantees: The losses on the FIA embedded derivatives and gains on GMWB/GMAB embedded derivatives were primarily driven by favorable equity market performance. For the year ended December 31, 2009, the net realized losses attributable to credit risk were $201.7.

Derivative Financial Instruments

See the Organization & Significant Accounting Policies footnote for disclosure regarding the Company’s purpose for entering into derivatives and the policies on valuation and classification of derivatives. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under US GAAP, as the Company has not historically sought hedge accounting treatment. The Company enters into the following derivatives:

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

Total return swaps: Total return swaps are used to hedge against a decrease in variable annuity account values which are invested in certain funds. The difference between floating-rate interest amounts calculated by reference to an agreed upon notional principal amount is exchanged with other parties at specified intervals.

Forwards: Forwards are acquired to hedge the Company’s CMO-B portfolio against movements in interest rates, particularly mortgage rates. On the settlement date, the Company will either receive a payment (interest rate drops on purchased forwards or interest rate rises on sold forwards) or will be required to make a payment (interest rate rises on purchased forwards or interest rate drops on sold forwards).

Swaptions: Swaptions are used to manage interest rate risk in the Company’s collateralized mortgage obligations portfolio. Swaptions are contracts that give the Company the option to enter into an interest rate swap at a specific future date.

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. During 2009, futures contracts were also used as part of a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital. A decrease in equity markets may also negatively impact the Company’s investment in equity securities, and the futures income would serve to offset that effect. In addition, the Company utilizes futures contracts in an anticipatory hedging program to hedge the effects of changes in interest rates related to commitments for future purchases of bonds. Futures contracts are also used to hedge against an increase in certain equity indices. Such increases may result in increased payments to contract holders of fixed indexed annuity contracts, and the futures income would serve to offset this increased expense. The underlying reserve liabilities are valued under ASC 820, ASC 815 and ASC 944. The change in reserve liabilities is recorded in Interest credited and other benefits to contractowners in the Statements of Operations.

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

Embedded derivatives: The Company also has investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into a coinsurance with funds withheld arrangement which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.

The notional amounts and fair values of derivatives were as follows as of December 31, 2009 and 2008.

	2009				2008
	Notional	Asset	Liability		Notional	Asset	Liability
	Amount	Fair Value	Fair Value		Amount	Fair Value	Fair Value
Interest rate caps(1)	122.0	$0.4	$(0.1)		122.0	$0.1	$-	**
Interest rate swaps(1)	6,765.3	44.2	(325.1)		7,130.0	131.7	(565.7)
Foreign exchange swaps(1)	287.3	-	(52.9)		287.3	14.3	(30.3)
Credit default swaps(1)	358.9	0.3	(106.0)		477.0	12.7	(124.8)
Total return swaps(1)	124.3	-	(2.9)		-	-	-
Forwards(1)	528.5	14.2	-	**	156.0	1.9	-
Swaptions(1)	-	-	-		1,667.5	3.4	-
Futures(1)	5,121.8	42.8	(3.2)		2,593.9	1.4	(36.6)
Options(1)	5,097.8	215.5	(10.2)		3,744.2	174.8	(22.8)
Embedded derivatives:
Within securities(2)	N/A*	47.8	(9.4)		N/A*	103.7	(7.4)
Within retail annuity
products(3)	N/A*	-	(1,001.1)		N/A*	-	(791.9)
Within reinsurance
agreement(3)	N/A*	38.7	-		N/A*	-	-
Total	18,405.9	$403.9	$(1,510.9)		16,177.9	$444.0	$(1,579.5)

* N/A - Not applicable.
** Less than $0.1.
(1)	The fair values of these derivatives are reported in Derivatives or Other liabilities on the Balance Sheets.
(2)	The fair values of embedded derivatives within securities are reported in Fixed maturities, available-for-sale, on the
Balance Sheets with the underlying instrument.
(3)	The fair values of embedded derivatives within retail annuity products and reinsurance agreements are reported in Future policy benefits and claim reserves on the Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the years ended December 31, 2009 and 2008.

	2009	2008
Interest rate swaps(1)	$(135.6)	$(388.3)
Foreign exchange swaps(1)	(33.2)	30.2
Credit default swaps(1)	(12.9)	(31.5)
Total return swaps(1)	(52.6)	-
Forwards(1)	4.1	19.1
Futures(1)	(1,951.6)	200.9
Swaptions(1)	(1.5)	(3.3)
Interest rate caps(1)	0.2	2.5
Options(1)	(66.3)	(277.1)
Embedded derivatives:
Within securities(2)	(57.8)	57.5
Within retail annuity products(2)	(66.3)	186.9
Within reinsurance agreement(2)	38.7	-
Total	$(2,334.8)	$(203.1)

(1) Changes in value are included in Net realized capital losses on the Statements of Operations.
(2)	Changes in value are included in Interest credited and other benefits to contractowners on the
Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Balance Sheets and is reinvested in short-term investments. The source of non-cash collateral posted was investment grade bonds of the entity. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At December 31, 2009, the fair value of credit default swaps of $0.3 and $106.0 was included in Derivatives and Other liabilities, respectively, on the Balance Sheets. At December 31, 2008, the fair value of credit default swaps of $12.7 and $124.8 was included in Derivatives and Other liabilities, respectively, on the Balance Sheets. As of December 31, 2009 and 2008, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $122.9 and $143.3, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Variable Interest Entities

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings under current guidance and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary for any of the investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. In addition, the Company may be exposed to the loss of asset management fees it receives for some of these structures. The carrying value of investments in VIEs of $0.9 at December 31, 2009 are included in Limited partnerships/corporations on the Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Statements of Operations.

4.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the years ended December 31, 2009, 2008, and 2007.

Balance at January 1, 2007	$2,669.9
Deferrals of commissions and expenses	729.1
Amortization:
Amortization	(592.0)
Interest accrued at 5% to 6%	162.2
Net amortization included in the Statements of Operations	(429.8)
Change in unrealized capital gains (losses) on available-for-sale securities	(56.0)
Implementation of ASC 944-30	(4.8)
Balance at December 31, 2007	2,908.4
Deferrals of commissions and expenses	781.7
Amortization:
Amortization	(814.9)
Interest accrued at 4% to 5%	146.4
Net amortization included in the Statements of Operations	(668.5)
Change in unrealized capital gains (losses) on available-for-sale securities	1,098.2
Effect of variable annuity guaranteed living benefits reinsurance	85.7
Balance at December 31, 2008	4,205.5
Deferrals of commissions and expenses	411.7
Amortization:
Amortization	171.7
Interest accrued at 4% to 5%	191.3
Net amortization included in the Statements of Operations	363.0
Change in unrealized capital gains (losses) on available-for-sale securities	(1,262.2)
Balance at December 31, 2009	$3,718.0

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The estimated amount of DAC amortization expense, net of interest, is $251.8, $291.8, $293.6, $337.3, and $413.7, for the years 2010, 2011, 2012, 2013, and 2014, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Activity within VOBA was as follows for the years ended December 31, 2009, 2008, and 2007.

Balance at January 1, 2007	$110.1
Amortization:
Amortization	16.8
Interest accrued at 4% to 6%	4.9
Net amortization included in the Statements of Operations	21.7
Change in unrealized capital gains (losses) on available-for-sale securities	(3.1)
Balance at December 31, 2007	128.7
Amortization:
Amortization	(18.7)
Interest accrued at 3% to 5%	6.7
Net amortization included in the Statements of Operations	(12.0)
Change in unrealized capital gains (losses) on available-for-sale securities	78.4
Balance at December 31, 2008	195.1
Amortization:
Amortization	(7.5)
Interest accrued at 3% to 5%	6.7
Net amortization included in the Statements of Operations	(0.8)
Change in unrealized capital gains (losses) on available-for-sale securities	(80.9)
Balance at December 31, 2009	$113.4

The estimated amount of VOBA amortization expense, net of interest, is $10.0, $10.6, $10.6, $10.2, and $9.4, for the years 2010, 2011, 2012, 2013, and 2014, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Analysis of DAC and VOBA - Annuity Products

The Net amortization of DAC and VOBA decreased for the year ended December 31, 2009, driven by an increase in estimated future gross profits due to the improvement in equity markets in 2009 and lower gross profits in 2009 primarily related to higher realized losses.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

During 2009, 2008, and 2007, the Company adjusted its projections for future gross profits due to actual experience in the year, adjusted its k-factor for the impact of current period gross profit variances, and revised and unlocked certain assumptions for its fixed and variable annuity products. These adjustments and their acceleration (deceleration) impact on Amortization of DAC and VOBA were as follows for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Impact of separate account growth and contractowner
withdrawal behavior different from assumptions	$(324.1)	$491.8	$1.3
Impact of current year gross profit variances	342.6	227.2	-
Unlock of mortality, lapse, expense and mutual fund
sharing assumptions	88.9	(40.1)	(43.6)
Impact of refinements of gross profit projections	(0.9)	302.0	67.0
Total unlocking effect on Amortization of DAC and VOBA	$106.5	$980.9	$24.7

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

During 2009, the Company did not pay any dividends or return of capital distributions on its common stock to its Parent. During 2008, the Company paid its Parent a cash return of capital distribution in the amount of $900.0. During 2007, the Company did not pay any dividends or return of capital distributions on its common stock to its Parent.

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

On February 19, 2010, the Company received a $239.0 capital contribution from its Parent. The contribution was comprised of proceeds from the sale of affiliated broker-dealers and the redistribution of currently existing capital within ING U.S. Insurance.

The Division recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net income (loss) was $(638.3), $(831.4), and $(40.1), for the years ended

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

December 31, 2009, 2008, and 2007, respectively. Statutory capital and surplus was $1,486.1 and $1,872.7 as of December 31, 2009 and 2008, respectively. As specifically permitted by statutory accounting practices, statutory surplus as of December 31, 2009 includes the impact of a $239.0 capital contribution received by the Company from its immediate Parent on February 19, 2010. As permitted by statutory accounting practices, statutory surplus as of December 31, 2008 includes the impact of an $835.0 capital contribution received on February 24, 2009. In addition, as approved by the Division, statutory surplus as of December 31, 2008 reflects the acceptance as of December 31, 2008 of an $883.0 receivable from ING America Insurance Holdings, Inc. ("ING AIH") payable to Security Life of Denver International Limited ("SLDI") into the reinsurance trust established by SLDI for the benefit of the Company. SLDI is the reinsurer of certain reserves associated with variable annuity contracts underwritten by the Company. The reinsurance trust receivable was funded by a portion of a cash capital contribution of $1,217.0 made by ING AIH to SLDI on April 22, 2009. ING AIH is the indirect parent company of the Company and the immediate parent company of SLDI, and SLDI is an affiliate of the Company. Effective July 1, 2009, the Company and SLDI entered into an amended and restated reinsurance agreement. In accordance with the terms of the agreement, $3.2 billion of assets were transferred from SLDI to the Company.

The Division has the ability to ease certain reserving requirements at its discretion. Due to the reduction in liquidity and the limited availability of letters of credit confirming banks, the Department allowed the Company to accept unconfirmed letters of credit of up to $320.0 for reinsurance transactions. This allowed the Company to take the full reserve relief for reinsurance transactions with unconfirmed letters of credit. This reserve relief was available for the period from December 31, 2008 through January 1, 2010 and is not a permitted practice.

Effective December 31, 2009, the Company adopted Actuarial Guideline 43 – Variable Annuity Commissioners Annuity Reserve Valuation Method (“AG43”) for its statutory basis of accounting. The adoption of AG43 resulted in higher reserves than those calculated under previous standards by $151.2. Where the application of AG43 produces higher reserves than the Company had otherwise established under previous standards, the Company may request permission from the Division to grade-in the impact of higher reserve over a three year period. The Company elected this grade-in provision, as allowed under AG43 and as approved by the Division, which allows the Company to reflect the impact of adoption of $151.2 over a three year period. The impact of the grade-in for the year ended December 31, 2009 was a $79.2 increase in reserves and a corresponding decrease in statutory surplus.

Effective December 31, 2009, the Company adopted SSAP No. 10R, Income Taxes, for its statutory basis of accounting. This statement requires the Company to calculate admitted deferred tax assets based upon what is expected to reverse within one year with a cap on the admitted portion of the deferred tax asset of 10% of capital and surplus for its most recently filed statement. If the Company’s risk-based capital levels, after reflecting the above limitation, exceeds 250% of the authorized control level, the statement increases the limitation on admitted deferred tax assets from what is expected to reverse in one year to what is expected to reverse over the next three years and increases the cap on the admitted portion of the deferred tax asset from 10% of capital and surplus for its most recently filed statement to 15%. Other revisions in

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

the statement include requiring the Company to reduce the gross deferred tax asset by a statutory valuation allowance adjustment if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion of or all of the gross deferred tax assets will not be realized. The effects on the Company’s 2009 financial statements of adopting this change in accounting principle at December 31, 2009 were increases to total assets and capital and surplus of $85.6. This adoption had no impact on total liabilities or net income.

6.	Additional Insurance Benefits and Minimum Guarantees

Under the requirements of ASC Topic 944, the Company calculates reserve liabilities for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees.

The following assumptions and methodology were used to determine the guaranteed minimum death benefits (“GMDB”) additional reserve at December 31, 2009.

Area	Assumptions/Basis for Assumptions
Data used	Based on 1000 and 100 investment performance scenarios for GMIB,
LP/LPP & GMDB and AB/WB respectively.
Mean investment performance	8.125% for GMIB, LP and LPP, 8.43% for GMDB.
Zero rate curve + ING Bond spread for GMAB/WB. The bond spread varies between 0.4% and 1.1% based on term structure.
Volatility	16.53% for GMIB, LP and LPP, 16.38% for GMDB.
Blended 1 year implied forward volatilities for GMAB/WB. The forward volatilities range between 6.1% and 33.8% based on fund type.
Mortality	1999 and prior issues - 75.0%, 75.0%, 75.0%, 80.0%, grading to 100%
from age 80 to 120, of the 90-95 ultimate mortality table for standard, ratchet, rollup, and combination rollup and ratchet, respectively. 2000 and later issues - 55.0%, 55.0%, 65.0%, 65.0%, grading to 100% from age
80 to 120, of the 90-95 ultimate mortality table for standard, ratchet, rollup and combination rollup and ratchet, respectively.
Lapse rates	Vary by contract type and duration; range between 1.0% and 40.0%
Discount rates	5.5%, based on the portfolio earned rate of the general account.

The assumptions used for calculating the additional guaranteed minimum income benefits (“GMIB”) and Guaranteed Minimum Withdrawal for Life Benefit (LifePay “LP” and LifePay Plus “LPP”) liabilities at December 31, 2009, are consistent with those used for the calculating the additional GMDB liability. In addition, the calculation of the GMIB, LP, and LPP liabilities assumes dynamic surrenders and dynamic utilization of the guaranteed benefit reserves, reflecting the extent to which the benefit has a positive value as of the projection date.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits, and the additional liabilities recognized related to minimum guarantees, by type, as of December 31, 2009 and 2008, and the paid and incurred amounts by type for the years ended December 31, 2009 and 2008, were as follows:

	Guaranteed	Guaranteed	Guaranteed		Guaranteed
	Minimum	Minimum	Minimum		Withdrawal
	Death	Accumulation/	Income		For Life
	Benefit	Withdrawal Benefit	Benefit		Benefit
	(GMDB)	(GMAB/GMWB)	(GMIB)		(LP/LPP)
Separate account liability
at December 31, 2009	$42,996.1	$1,602.6	$15,418.6		$15,480.8
Separate account liability
at December 31, 2008	$34,090.8	$1,470.2	$12,701.6		$10,020.7

Additional liability balance:
Balance at January 1, 2008	$209.4	$11.2	$132.2		$5.9
Incurred guaranteed benefits	509.4	141.8	(132.2)	(1)	(5.9)	(1)
Paid guaranteed benefits	(153.4)	-	-		-
Balance at December 31, 2008	$565.4	$153.0	$-		$-
Incurred guaranteed benefits	47.1	(79.1)	-		-
Paid guaranteed benefits	(134.9)	-	-		-
Balance at December 31, 2009	$477.6	$73.9	$-		$-
(1) Amounts represent full reinsurance of ceded reserves for GMIBs and LP/LPPs.

The net amount at risk, net of reinsurance, and the weighted average attained age of contractowners by type of minimum guaranteed benefit, were as follows as of December 31, 2009 and 2008.

	Guaranteed	Guaranteed	Guaranteed	Guaranteed
	Minimum	Minimum	Minimum	Withdrawal
	Death	Accumulation/	Income	For Life
	Benefit	Withdrawal Benefit	Benefit	Benefit
2009	(GMDB)	(GMAB/GMWB)	(GMIB)	(LP/LPP)
Net amount at risk, net of reinsurance	$9,108.7	$104.9	$-	$-
Weighted average attained age	65	68	-	-
2008
Net amount at risk, net of reinsurance	$15,035.8	$310.0	$-	$-
Weighted average attained age	64	66	-	-

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2009 and 2008 was $43.0 billion and $34.1 billion, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

7.	Sales Inducements

During the year ended December 31, 2009, the Company capitalized and amortized $65.7 and $(222.5), respectively, of sales inducements. During the year ended December 31, 2008, the Company capitalized and amortized $106.9 and $229.7, respectively, of sales inducements. The unamortized balance of capitalized sales inducements, net of unrealized capital gains (losses) on available-for-sale securities, was $810.2 and $624.3 as of December 31, 2009 and 2008, respectively.

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

Income tax expense (benefit) consisted of the following for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Current tax (benefit) expense:
Federal	$(357.2)	$(754.9)	$26.6
Total	(357.2)	(754.9)	26.6
Deferred tax expense:
Other federal deferred tax expense (benefit)	220.7	509.7	(28.2)
Total deferred tax expense (benefit)	220.7	509.7	(28.2)
Total income tax benefit	$(136.5)	$(245.2)	$(1.6)

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes and cumulative effect of change in accounting principle for the following reasons for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
(Loss) income before income taxes and cumulative
effect of change in accounting principle	$(133.3)	$(1,626.4)	$127.4
Tax rate	35.0%	35.0%	35.0%
Income tax (benefit) expense at federal statutory rate	$(46.6)	$(569.2)	$44.6
Tax effect of:
Dividend received deduction	(53.7)	(48.9)	(49.5)
Valuation allowance	(35.6)	379.1	-
Other	(0.6)	(6.2)	3.3
Income tax benefit	$(136.5)	$(245.2)	$(1.6)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2009 and 2008, are presented below.

	2009	2008
Deferred tax assets:
Future policy benefits	$505.3	$288.7
Goodwill	2.4	3.7
Investments	367.7	466.5
Employee compensation and benefits	39.7	36.7
Unrealized losses	125.1	700.7
Other	70.4	54.1
Total gross assets before valuation allowance	1,110.6	1,550.4
Less: valuation allowance	(308.6)	(408.9)
Assets, net of valuation allowance	802.0	1,141.5

Deferred tax liabilities:
Deferred policy acquisition cost	(1,445.4)	(1,137.9)
Value of purchased insurance in force	(39.3)	(39.2)
Other	(84.8)	(0.2)
Total gross liabilities	(1,569.5)	(1,177.3)
Net deferred income liability	$(767.5)	$(35.8)

Net unrealized capital gains (losses) are presented as a component of other comprehensive income (loss) in Shareholder’s equity, net of deferred taxes.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of December 31, 2009 and 2008, the Company had a tax valuation allowance of $197.5 and $374.0, respectively, related to realized capital losses. The change from December 31, 2008 to December 31, 2009 consists of (a) $(35.6) related to realized capital losses which is included in Net income (loss) and (b) $(140.9) related to the adoption of new US GAAP guidance on impairments, as included in ASC Topic 320, which is reflected in Accumulated other comprehensive income (loss). The tax valuation allowance recorded prior to adopting the new ASC Topic 320 guidance was reflected in Retained earnings. Additionally, at December 31, 2009 and 2008, the Company had a tax valuation allowance of $106.0 and $29.8, respectively, which is included in Accumulated other comprehensive income (loss). As of December 31, 2009, the tax valuation allowance on unrealized capital losses included $140.9, which was reclassified from beginning Retained earnings to Other comprehensive income (loss) under ASC Topic 320. The Company also established a $5.1 tax valuation allowance against foreign tax credits, the benefit of which is uncertain.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Tax Sharing Agreement

The Company had a payable to ING AIH of $69.0 and a receivable from ING AIH of $321.1 at December 31, 2009 and 2008, respectively, for federal income taxes under the intercompany tax sharing agreement.

See Related Party Transactions footnote for more information.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Balance at January 1	$64.9	$66.4
Additions for tax positions related to the current year	9.1	7.8
Additions for tax positions related to prior years	3.2	0.7
Reductions for tax positions related to prior years	(16.9)	(9.6)
Reductions for settlements with taxing authorities	-	(0.4)
Balance at December 31	$60.3	$64.9

The Company had $53.4 and $47.3 of unrecognized tax benefits as of December 31, 2009 and 2008, respectively, that would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax benefit on the Balance Sheets and Statement of Operations, respectively. The Company had accrued interest of $4.4 as of December 31, 2009 and 2008.

Tax Regulatory Matters

The Company is currently under audit by the Internal Revenue Service (“IRS”) for tax years 2002 and 2004 through 2009, and it is expected that the examination of tax years 2004 through 2008 will be finalized within the next twelve months. Upon finalization of the IRS examination it is reasonably possible that the unrecognized tax benefits will decrease by up to $7.6. The timing of the payment of the remaining allowance of $52.7 cannot be reliably estimated. The Company and the IRS have agreed to participate in the Compliance Assurance Program (“CAP”) for the tax years 2008 and 2009.

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

Defined Benefit Plan

ING North America Insurance Corporation (“ING North America”) sponsors the ING Americas Retirement Plan (the “Retirement Plan”), effective as of December 31, 2001. Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company’s employees. The Retirement Plan was amended and restated effective January 1, 2008. The Retirement Plan was amended on July 1, 2008, related to the admission of employees from the acquisition of CitiStreet LLC (“CitiStreet”) by Lion, and ING North America filed a request for a determination letter on the qualified status of the Retirement Plan, but has not yet received a favorable determination letter on the qualified status of the Retirement Plan. Additionally, effective January 1, 2009, the Retirement Plan was amended to provide that anyone hired or rehired by the Company on or after January 1, 2009, would not be eligible to participate in the Retirement Plan.

The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees’ participation in the Retirement Plan were $15.7, $10.8, and $13.0, for the years ended 2009, 2008, and 2007, respectively, and are included in Operating expenses in the Statements of Operations.

Defined Contribution Plan

ING North America sponsors the ING Americas Savings Plan and ESOP (the “Savings Plan”). Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company’s employees other than Company agents. The Savings Plan is a tax-qualified defined contribution retirement plan, which includes an employee stock ownership plan (“ESOP”) component. The Savings Plan was amended and restated effective January 1, 2008 and subsequently amended on July 1, 2008, with respect to the admission of employees from the acquisition of CitiStreet by Lion. ING North America filed a request for a determination letter on the qualified status of the Plan and received a favorable determination letter dated May 19, 2009. Savings Plan benefits are not guaranteed by

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule, although certain specified participants are subject to a 5-year graded vesting schedule. All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges to operations of the Company for the Savings Plan were $4.2, $5.6, and $4.9, for the years ended December 31, 2009, 2008, and 2007, respectively, and are included in Operating expenses in the Statements of Operations.

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

Awards of performance shares may also be made under leo. Performance shares are a contingent grant of ING stock and on vesting, the participant has the right to receive a cash amount equal to the closing price per ING share on the Euronext Amsterdam Stock Market on the vesting date times the number of vested Plan shares. Performance shares generally vest three years from the date of grant, with the amount payable based on ING’s share price on the vesting date. Payments made to participants on vesting are based on the performance targets established in connection with leo and payments can range from 0% to 200% of target. Performance is based on ING’s total shareholder return relative to a peer group as determined at

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

the end of the vesting period. To vest, a participant must be actively employed on the vesting date, although immediate vesting will occur in the event of the participant’s death, disability or retirement. If a participant is terminated due to redundancy or business divestiture, vesting will occur but in only a portion of the award. Unvested shares are generally subject to forfeiture when an employee voluntarily terminates employment or is terminated for cause (as defined in leo). Upon vesting, participants have three options (i) retain the shares and remit a check for applicable taxes due on exercise, (ii) request the administrator to remit a cash payment for the value of the shares, less applicable taxes, or (iii) retain some of the shares and have the administrator liquidate sufficient shares to satisfy the participant’s tax obligation. The amount is converted from Euros to U.S. dollars based on the daily average exchange rate between the Euro and the U.S. dollar, as determined by ING.

The Company recognized compensation expense for the leo options and performance shares of $4.5, $5.3, and $4.7, for the years ended December 31, 2009, 2008, and 2007, respectively.

For leo, the Company recognized minimal tax benefits in 2009, $0.7 in 2008, and $2.5 in 2007.

Other Benefit Plans

In addition to providing retirement plan benefits, the Company, in conjunction with ING North America, provides certain supplemental retirement benefits to eligible employees and health care and life insurance benefits to retired employees and other eligible dependents. The supplemental retirement plan includes a non-qualified defined benefit pension plan and a non-qualified defined contribution plan, which means all benefits are payable from the general assets of the Company. The post-retirement health care plan is contributory, with retiree contribution levels adjusted annually and the Company subsidizes a portion of the monthly per-participant premium. Beginning August 1, 2009, the Company moved from self-insuring its supplemental health care costs and began to use a private-fee-for-service Medicare Advantage program for post-Medicare eligible retired participants. In addition, effective October 1, 2009, the Company no longer subsidizes medical premium costs for early retirees. This change does not impact any participant currently retired and receiving coverage under the plan or any employee who is eligible for coverage under the plan and whose employment ended before October 1, 2009. The Company continues to offer access to medical coverage until retirees become eligible for Medicare. The discontinued subsidy resulted in a release of a previously accrued immaterial liability for any active employees age 50 or older. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage. The benefits charges allocated to the Company related to all of these plans for the years ended December 31, 2009, 2008, and 2007, were $1.1, $1.3, and $0.6, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

10.	Related Party Transactions

Operating Agreements

The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•

Underwriting and distribution agreement with Directed Services LLC (“DSL”) (successor by merger to Directed Services, Inc.), an affiliated broker-dealer, whereby DSL serves as the principal underwriter for variable insurance products issued by the Company. DSL is authorized to enter into agreements with broker-dealers to distribute the Company’s variable products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2009, 2008, and 2007, commissions were incurred in the amounts of $268.0, $603.8, and $553.8, respectively.

•

Asset management agreement with ING Investment Management LLC (“IIM”), an affiliate, in which IIM provides asset management, administration, and accounting services for ING USA’s general account. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2009, 2008, and 2007, expenses were incurred in the amounts of $51.0, $85.9, and $78.0, respectively.

•

Service agreement with DSL, in which the Company provides managerial and supervisory services to DSL and earns a fee that is calculated as a percentage of average assets in the Company’s variable separate accounts deposited in ING Investors Trust. On August 9, 2007, the Company and DSL entered into an amendment to the service agreement effective July 31, 2007, which modifies the method for calculating the compensation owed to the Company for its provision of managerial and supervisory services to DSL. As a result of this amendment, DSL pays the Company the total net revenue DSL earns as investment advisor of ING Investors Trust (“IIT”) which is attributable to the Company’s deposits in IIT. For the years ended December 31, 2009, 2008, and 2007, revenue for these services was $123.2, $139.2, and $109.0, respectively.

•

Services agreements with ING North America, dated September 1, 2000 and January 1, 2001, respectively, for administrative, management, financial, information technology, and finance and treasury services. For the years ended December 31, 2009, 2008, and 2007, expenses were incurred in the amounts of $77.1, $93.0, and $96.6, respectively.

•

Services agreement between the Company and its U.S. insurance company affiliates dated January 1, 2001, amended effective January 1, 2002 and December 31, 2007, for administrative, management, professional, advisory, consulting, and other services. For the years ended December 31, 2009, 2008, and 2007, expenses related to the agreements were incurred in the amount of $26.3, $21.6, and $19.0, respectively.

•

Administrative Services Agreement between the Company, ReliaStar Life Insurance Company of New York (“RLNY”), an affiliate, and other U.S. insurance company affiliates dated March 1, 2003, amended effective August 1, 2004, in which the Company and affiliates provide services to RLNY. For the years ended December 31, 2009, 2008, and 2007, revenue related to the agreement was $3.1, $6.5, and $6.3, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

•

ING Advisors Network, a group of broker-dealers formerly affiliated with the Company, distributes the Company’s annuity products. For the years ended December 31, 2009, 2008, and 2007, ING Advisors Network sold new contracts of $442.2, $1,411.3, and $1,429.3, respectively. Certain of these affiliated broker-dealers were sold to Lightyear Capital LLC effective February 1, 2010.

•

Services agreement between the Company, Security Life of Denver Insurance Company (“SLD”), an affiliate, and IIM whereby IIM provides administrative, management, professional, advisory, consulting and other services to the Company and SLD with respect to its Financial Products unit. For the years ended December 31, 2009, 2008, and 2007, the Company incurred expenses of $7.6, $8.9, and $1.3, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company’s expense and cost allocation methods.

Reinsurance Agreements

Reinsurance Ceded

Guaranteed Living Benefit Reinsurance Agreement

The Company entered into an automatic reinsurance agreement with its affiliate, Security Life of Denver International Limited (“SLDI”), dated June 30, 2008, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000. Effective July 1, 2009, the Company and SLDI entered into an amended and restated reinsurance agreement to change the reinsurance basis of the existing automatic reinsurance agreement dated June 30, 2008 between the Company and SLDI from coinsurance to a combined coinsurance and coinsurance funds withheld basis. To effectuate this transaction, assets with a market value of $3.2 billion were transferred effective July 31, 2009 from SLDI to the Company, and the Company deposited those assets into a trust account. As of December 31, 2009, assets totaling $3.2 billion were on deposit in the trust account. Since December 31, 2009, no additional funds have been contributed to the trust. The Company also established a corresponding funds withheld liability to SLDI, which is included in Other liabilities on the Balance Sheets.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

At December 31, 2009 and 2008, the value of reserves ceded by the Company under this agreement was $878.6 and $732.3, respectively. In addition, a deferred loss on the transaction in the amount of $372.8 and $353.8 at December 31, 2009 and 2008, respectively, is presented in Other assets on the Balance Sheets and is amortized over the period of benefit.

Effective June 30, 2008, ING USA also entered into a services agreement with SLDI pursuant to which ING USA will provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the Covered Benefits reinsured by SLDI under the combined coinsurance and coinsurance funds withheld reinsurance agreement. For the years ended December 31, 2009 and 2008, revenue related to the agreement was $10.5 and $4.9, respectively.

Coinsurance Agreements

Effective May 1, 2005, ING USA entered into a coinsurance agreement with its affiliate, SLD. Under the terms of the agreement, SLD assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by ING USA between January 1, 2001 and December 31, 2003. In addition, ING USA assigned to SLD all future premiums received by ING USA attributable to the ceded contracts.

Under the terms of the agreement, ING USA ceded $2.5 billion in account balances and transferred a ceding commission and $2.7 billion in assets to SLD, resulting in a realized capital gain of $47.9 to the Company.

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. The receivable will be adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission. The Company incurred amortization expense of the negative ceding commission of $20.8, $19.9, and $21.2 for the years ended December 31, 2009, 2008, and 2007, respectively, which is included in Other expenses in the Statements of Operations.

In addition, the Company entered into a 100% coinsurance agreement with SLD dated January 1, 2000, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2009 and 2008, the value of reserves ceded by the Company under this agreement was $17.8 and $17.2, respectively.

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, SLD, effective August 20, 1999. Under the terms of this agreement, the Company facultatively cedes to Security Life, from time to time, certain GICs on a 100% coinsurance basis. The value of GIC reserves ceded by the Company under this agreement was $47.5 and $2.5 billion at December 31, 2009 and 2008, respectively. The decline in GIC reserves ceded is primarily due to the maturity of $1.9 billion ceded funding agreements issued to ING USA Global Funding

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Trusts. The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that SLD is also a major GIC issuer. Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

Monthly Renewable Term Agreement

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

Reinsurance Assumed

Yearly Renewable Term Agreements

Effective December 1 and December 31, 2008, respectively, ING USA entered into two yearly renewable term reinsurance agreements with its affiliate, RLI, for an indefinite duration. Under the terms of the agreements, ING USA assumed 100% of RLI’s mortality risk associated with the net amount at risk under specific life insurance policies, including:

•

Individual life policies issued by RLI and previously assumed by RLI from ReliaStar Life Insurance Company of New York (“RLNY”), with policy dates prior to January 1, 2000, including certain term life, universal life, variable universal life, and whole life, insurance policies.

•	In force individual life policies issued by RLI, where premiums are paid on the insured’s behalf through payroll deduction and which were marketed by employee benefit brokers.

ING USA received initial consideration of $3.9 from RLI. Thereafter, the Company receives monthly premiums, net of benefit payments, based on premium rates set forth in the respective agreements. As such, there is no unearned reinsurance premium.

As of December 31, 2009 and 2008, the value of the reserves assumed by the Company under these agreements was $3.0 and $5.0, respectively.

Coinsurance Funds Withheld Agreement

Effective December 31, 2008, ING USA entered into a coinsurance funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreement, ING USA assumed 100% quota share of RLI’s net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The initial premium of $219.9 was equal to the aggregate reserve assumed by ING USA. Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders. RLI will retain all reinsurance premiums payable to ING USA as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, ING USA will receive or pay a net settlement.

As of December 31, 2009 and 2008, the value of the reserves assumed by the Company under these agreements was $487.7 and $219.9, respectively.

Funds Withheld Agreement

Effective December 31, 2008, ING USA entered into a funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreements, ING USA assumed 100% quota share of RLI’s net retained liability under assumed group life reinsurance in-force.

The initial premium of $60.0 was equal to the net Statutory reserve assumed by ING USA. Thereafter, premiums are equal to the total earned reinsurance premiums collected by RLI, less a ceding commission. RLI will retain all reinsurance premiums payable to ING USA as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, ING USA will receive or pay a net settlement. In addition, ING USA is required to provide RLI reserve credit in the excess of the funds withheld for reinsurance by providing a cash deposit or letter of credit.

As of December 31, 2009 and 2008, the value of the reserves assumed by the Company under this agreement was $58.2 and $60.0, respectively. Effective January 1, 2010, the Company terminated this agreement due to the sale of ING’s U.S. Group Reinsurance business to Reinsurance Group of America (“RGA”).

Financing Agreements

The Company maintains a reciprocal loan agreement with ING AIH, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004 and expires on January 14, 2014, either party can borrow from the other up to 3.0% of the Company's statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. Interest on any ING USA borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%. Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

Under this agreement, the Company incurred interest expense of $0.4, $1.3, and $3.5, for the years ended December 31, 2009, 2008, and 2007, respectively. The Company earned interest income of $1.7, $2.8, and $6.7, for the years ended December 31, 2009, 2008, and 2007, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Statements of Operations. At December 31, 2009, the Company had an outstanding receivable of $545.5 with ING AIH under the reciprocal loan agreement. At December 31, 2008, the Company had no amounts outstanding with ING AIH under the reciprocal loan agreement.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Notes with Affiliates

The Company issued a 30-year surplus note in the principal amount of $35.0 on December 8, 1999, to its affiliate, SLD, which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the note and related accrued interest is subordinate to payments due to contractowners and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders, of ING USA. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $2.8, for each of the years ended December 31, 2009, 2008, and 2007, respectively.

On December 29, 2004, the Company issued surplus notes in the aggregate principal amount of $400.0 (the “Notes”), scheduled to mature on December 29, 2034, to its affiliates, ING Life Insurance and Annuity Company, RLI, and SLDI, in an offering that was exempt from the registration requirements of the Securities Act of 1933. The Notes bear interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest expense was $25.4 for each of the years ended December 31, 2009, 2008, and 2007, respectively.

Funding Agreement

On August 10, 2007, the Company issued an extendable funding agreement to its parent, Lion, upon receipt of a single deposit in the amount of $500.0. To fund the purchase of the funding agreement, Lion issued a promissory note to its indirect parent company, ING Verzekeringen N.V. ("ING V"), which has been guaranteed by Lion’s immediate parent, ING AIH.

Under the terms of the funding agreement, the Company will pay Lion interest quarterly at the credited interest rate until maturity, and on the maturity date, the Company will pay Lion the single deposit and any accrued and unpaid interest. The credited interest rate shall be the three-month LIBOR, plus 0.05%, and shall be reset quarterly. The maturity date of the funding agreement shall be August 10, 2011, or such later date to which the maturity date may be extended; provided, however, that the maturity date may not be extended beyond August 10, 2012.

Proprietary Alpha Fund

The ING Proprietary Alpha Fund, LLC (“PAF”) is a multi-strategy investment fund established in 2007 as a U.S. domiciled limited liability company managed by ING Alternative Asset Management LLC (“IAAM”), an affiliate. The investment strategies within PAF include both long and short exposures to various investments and utilize various fixed income, equity, and derivative financial instruments. In September 2007, ING USA invested $125.0 into PAF. The value of the Company’s investment in PAF was $13.7 and $22.6 at December 31, 209 and 2008, respectively.

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

ING Multi-Strategy Opportunity Fund

On September 30, 2008, the Company’s affiliate, SLDI transferred 51.9% of its interest in the ING Multi-Strategy Opportunity Fund (the “Fund”) to the Company for a purchase price of $68.9. At December 31, 2009, the Company had no investments in the various series of the ING Multi-Strategy Opportunity Fund Series LLC as these investments were sold during 2009. At December 31, 2008, the Company had an investment in the various series of the ING Multi-Strategy Opportunity Fund Series LLC that totaled $66.8, which was included in Limited partnerships/corporations on the Balance Sheets.

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

Derivatives

As of December 31, 2009 and 2008, the Company had call options with a notional amount of $260.0 and $162.3, respectively, and market value of $12.1 and $8.6, respectively, with ING Bank, an affiliate. Each of these contracts was entered into as a result of a competitive bid, which included unaffiliated counterparties.

11.	Financing Agreements

The Company maintains a $50.0 uncommitted, perpetual revolving note facility with the Bank of New York ("BONY"). Interest on any of the Company borrowing accrues at an annual rate equal to a rate quoted by BONY to the Company for the borrowing. Under this agreement, the Company did not incur any interest expense for the year ended December 31, 2009 and 2008. The Company incurred minimal interest expense for the year ended December 31, 2007. At December 31, 2009 and 2008, the Company had no amounts outstanding under the revolving note facility.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Also see Financing Agreements in the Related Party Transactions footnote.

12.	Reinsurance

At December 31, 2009, the Company had reinsurance treaties with 15 unaffiliated reinsurers covering a portion of the mortality risks and guaranteed death and living benefits under its annuity contracts. The Company, as cedant, also has reinsurance treaties with two affiliates, SLD and SLDI, related to GICs, fixed annuities, and universal life insurance policies. In addition, the Company assumed reinsurance risk under reinsurance treaties with its affiliate, RLI, related to certain life insurance policies and employee benefit group annual term policies. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

Reinsurance ceded in force for life mortality risks was $186.4 billion and $633.1 at December 31, 2009 and 2008, respectively. The increase in reinsurance ceded in 2009 is primarily due to the MRT reinsurance agreement entered into June 30, 2009. Deposits and reinsurance recoverable were comprised of the following at December 31, 2009 and 2008.

	2009	2008
Claims recoverable from reinsurers	$9.3	$24.6
Receivable for reinsurance premiums	-	0.5
Reinsured amounts due to reinsurers	(26.1)	(33.8)
Reinsurance reserves ceded	1,068.9	3,384.8
Deposits	1,752.0	1,947.0
Other	545.9	26.2
Total	$3,350.0	$5,349.3

Premiums and Interest credited and other benefits to contractowners were reduced by the following amounts for reinsurance ceded for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Deposits (assumed) ceded under reinsurance	$(2,034.2)	$1,632.0	$1,309.1
Premiums ceded under reinsurance	94.4	2.1	2.4
Reinsurance recoveries	9.1	1,212.6	1,723.2

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

For the years ended December 31, 2009, 2008, and 2007, rent expense for leases was $8.3, $8.7, and $7.9, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2009 through 2013 are estimated to be $6.6, $5.3, $5.3, $5.3, and $5.3, respectively, and $13.6, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

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

At December 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $354.6, of which $193.0 was with related parties. At December 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $421.4, of which $207.2 was with related parties. During 2009 and 2008, $19.5 and $176.2, respectively, was funded to related parties under these commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of December 31, 2009 and 2008, the Company held $32.1 and $17.6, respectively, of cash collateral, related to derivative contracts, which was included in Payables under securities loan agreement, including collateral held on the Balance Sheets. In addition, as of December 31, 2009 and 2008, the Company delivered collateral of $574.6 and $480.4, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Balance Sheets.

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

Insurance and Retirement Plan Products and Other Regulatory Matters

Federal and state regulators, and self-regulatory agencies are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; sales and marketing practices (including sales to seniors); specific product types (including group annuities and indexed annuities); product administrative issues; and disclosure. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and have cooperated and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

14.	Restructuring Charges

2008 Expense Reductions

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table illustrates the restructuring reserves and charges for the years ended December 31, 2009 and 2008.

		2009	2008
Restructuring reserve beginning balance		$2.5	$-
	Restructuring charges:
	Employee severance and termination benefits(1)	11.6	3.3
	Future rent on non-cancelable leases(2)	-	0.4
	Total restructuring charges	11.6	3.7
	Intercompany charges and payments(3)	0.8	(0.5)
	Payments applied against reserve(4)	(11.2)	(0.7)
Restructuring reserve at December 31		$3.7	$2.5

(1)	Amounts represent charges to the Company for all severed employees that support the Company, including those within affiliates.
(2)	Amounts represent intercompany expense allocations from ING AIH. The expenses were allocated to the Company based
	upon the department that used the space, and the cash settlement occurred in January 2009 for the 2008 allowances.
(3)	Amounts represent payments to ING affiliates for severance incurred by another ING entity for employees that supported
	the Company. Payments were made through ING's intercompany cash settlement process.
(4)	Amounts represent payments to employees of the Company.

2009 Expense and Staff Reductions

On January 12, 2009, ING announced expense and staff reductions across all U.S. operations, which resulted in the elimination of 114 current and open positions in the Company. Due to the staff reductions, curtailment of pension benefits occurred during the first quarter of 2009, which resulted in the recognition of an immaterial loss related to unrecognized prior service costs.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

15.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive loss as of December 31, 2009, 2008, and 2007.

	2009	2008	2007
Net unrealized capital (losses) gains:
Fixed maturities, available-for-sale, including
OTTI of $(100.1) and $(402.5) of cumulative effect
of change in accounting principle in 2009	$(554.7)	$(3,234.0)	$(122.3)
Equity securities, available-for-sale	3.5	(3.7)	(5.5)
DAC/VOBA adjustment on available-for-sale
securities, including $139.1 of cumulative effect
of change in accounting principle in 2009	(64.3)	1,139.7	(36.9)
Sales inducements adjustment on
available-for-sale securities	(0.1)	102.2	0.5
Other investments	(5.3)	(6.2)	(6.4)
Unrealized capital losses, before tax	(620.9)	(2,002.0)	(170.6)
Deferred income tax asset (includes $92.3
cumulative effect of change in accounting
principle in 2009)	217.3	700.7	59.7
Deferred tax asset valuation allowance
(includes $(140.9) cumulative effect of change
in accounting principle in 2009)	(106.0)	(29.8)	(46.9)
Net unrealized capital (losses) gains	(509.6)	(1,331.1)	(157.8)
Pension liability, net of tax	(3.2)	(2.6)	(2.9)
Accumulated other comprehensive loss	$(512.8)	$(1,333.7)	$(160.7)

On April 1, 2009, the Company adopted new US GAAP guidance on impairments, included in ASC Topic 320. As prescribed by this accounting guidance, noncredit impairments, reflecting the portion of the impairment between the present value of future cash flows and fair value, were recognized in Other comprehensive loss. As of December 31, 2009, net unrealized capital gains (losses) on available-for-sale fixed maturities included $100.1 of noncredit impairments. In addition, a cumulative transfer of noncredit impairments of $(312.0), after considering the effects of DAC of $139.1 and income taxes of $(48.6), was made from beginning retained earnings to Accumulated other comprehensive income (loss) as of April 1, 2009.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Fixed maturities, available-for-sale	$2,679.3	$(3,111.7)	$(93.4)
Equity securities, available-for-sale	7.2	1.8	(7.0)
DAC/VOBA adjustment on
available-for-sale securities	(1,204.0)	1,176.6	(58.0)
Sales inducements adjustment on
available-for-sale securities	(102.3)	101.7	(0.5)
Other investments	0.9	0.2	0.2
Unrealized capital gains (losses), before tax	1,381.1	(1,831.4)	(158.7)
Deferred income tax (liability) asset	(483.4)	641.0	55.9
Net change in unrealized capital (losses) gains	$897.7	$(1,190.4)	$(102.8)

Changes in unrealized capital gains (losses) on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive loss, reported net of DAC, VOBA, and income taxes, were as follows for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Net unrealized capital holding (losses) gains
arising during the year(1)	$717.7	$(1,877.2)	$(210.5)
Less: reclassification adjustment for (losses) gains
and other items included in Net (loss) income(2)	(180.0)	(686.8)	(107.7)
Net change in unrealized capital (losses)
gains on securities	$897.7	$(1,190.4)	$(102.8)

(1)	Pretax unrealized capital holding gains (losses) arising during the year were $1,104.1, $(2,888.0), and $(324.9), for the years ended December 31, 2009, 2008, and 2007, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net (loss) income were $(277.0),
$(1,056.6), and $(166.2), for the years ended December 31, 2009, 2008, and 2007, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by specific identification of each security sold or impaired during the period.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table identifies the amount of noncredit impairments on fixed maturities recognized in Other comprehensive loss as of the dates indicated.

		2009
Balance at April 1, 2009(1)		$-
	Additional noncredit impairments:
	On securities not previously impaired	133.7
	On securities previously impaired	0.5
	Reductions:
	Securities sold, matured, prepaid or paid down(2)	(17.9)
	Securities with additional credit impairments(2)	(16.2)
Balance at December 31, 2009		$100.1
(1)	New guidance on recognition and presentation of OTTI, included in ASC Topic 320, was adopted April 1, 2009.
(2)	Represents realization of noncredit impairments to Net income (loss).

QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, unless otherwise stated)

2009	First	Second	Third		Fourth
Total revenue	$543.7	$(209.2)	$(142.5)		$361.5
(Loss) income before income taxes	(327.4)	(1.2)	42.0		153.3
Income tax (benefit) expense	(91.8)	0.9	(35.4)		(10.2)
Net (loss) income	$(235.6)	$(2.1)	$77.4		$163.5

2008	First	Second	Third		Fourth
Total revenue	$429.9	$640.2	$229.8		$(171.9)
(Loss) income before income taxes	(113.3)	137.6	(465.5)		(1,185.2)
Income tax (benefit) expense	(51.4)	34.7	(35.7)		(192.8)
Net (loss) income	$(61.9)	$102.9	$(429.8)	$	$(992.4)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As noted in the "Recent Initiatives" section of Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item 7 contained herein, the Company has been undertaking a review and strengthening of its systems, processes and internal controls and from time to time has identified control issues that require corrective action. The Company has taken, and will continue to undertake appropriate corrective action to address identified control issues.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment, management has used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

The Company has designated Thomas J. McInerney, Director, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Because the Company is not subject to the requirements of Exchange Act Rule 10A-3, it does not have any outside directors sitting on its board.

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

(Dollar amounts in millions, unless otherwise stated)

In 2009 and 2008, Ernst & Young LLP (“Ernst & Young”) served as the principal external auditing firm for ING, including ING USA. ING subsidiaries, including ING USA, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2009 and 2008 are detailed below, along with a description of the services rendered by Ernst & Young to the Company.

	2009		2008
Audit fees	$1.7		$2.2
Audit-related fees	0.8		0.5
Tax fees	-	*	-	*
All other fees	-	*	-	*
	$2.5		$2.7
*Less than $0.1.

Audit Fees

Fees for audit services include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company’s interim financial statements.

Audit-related Fees

Audit-related fees were allocated to ING USA for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services consisted primarily of the audit of financial information supporting SEC product filings.

Tax Fees

There were minimal tax fees allocated to ING USA in 2009 and 2008. Tax fees allocated to ING USA were primarily for tax compliance and accounting for income taxes. These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to ING USA in 2009 and 2008 under the category “all other fees.” Other fees allocated to ING USA under this category typically include fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consist primarily of non-recurring support and advisory services.

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

In 2009 and 2008, 100% of each of the audit related services, tax services, and all other services were pre-approved by ING’s audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial statements. See Item 8. on page 113
2.	Financial statement schedules. See Index to Financial Statement Schedules on page 207
3.	Exhibits. See Exhibit Index on page 212

Index to Financial Statement Schedules

		Page

Report of Independent Registered Public Accounting Firm		208

I.	Summary of Investments - Other than Investments in Affiliates as of
	December 31, 2009	209

IV.	Reinsurance Information as of and for the years ended
	December 31, 2009, 2008, and 2007	210

Schedules other than those listed above are omitted because they are not required or not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING USA Annuity and Life Insurance Company

We have audited the financial statements of ING USA Annuity and Life Insurance Company as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated March 31, 2010. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/	Ernst & Young LLP

Atlanta, Georgia

March 31, 2010

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Schedule I
Summary of Investments - Other than Investments in Affiliates
As of December 31, 2009
(In millions)

			Amount
			Shown on
Type of Investments	Cost	Value*	Balance Sheets
Fixed maturities, available-for-sale:
U.S. Treasuries	$4,201.0	$4,123.5	$4,123.5
U.S. government agencies and authorities	26.1	24.6	24.6
State, municipalities, and political subdivisions	47.8	44.8	44.8
Public utilities securities	997.4	1,048.0	1,048.0
Other U.S. corporate securities	4,290.8	4,466.4	4,466.4
Foreign securities (1)	3,250.6	3,318.9	3,318.9
Residential mortgage-backed securities	1,758.9	1,748.0	1,748.0
Commercial mortgage-backed securities	3,012.5	2,589.6	2,589.6
Other asset-backed securities	1,218.6	885.2	885.2
Total fixed maturities, available-for-sale, including
securities pledged to creditors	$18,803.7	$18,249.0	$18,249.0

Equity securities, available-for-sale	$150.8	$154.3	$154.3

Mortgage loans on real estate	$3,413.2	$3,417.3	$3,413.2
Policy loans	131.6	131.6	131.6
Other investments	23.5	37.4	23.9
Loan-Dutch State oligations	1,026.0	971.4	1,026.0
Derivatives	(6.7)	317.4	317.4
Limited partnerships/corporations	252.6	252.6	252.6
Short-term investments	2,044.0	2,044.0	2,044.0
Total investments	$25,838.7	$25,575.0	$25,612.0

* See Notes 2 and 3 of Notes to Financial Statements.

(1)	The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities, and all other bonds of foreign issuers. Substantially all of the Company's foreign securities are denominated in U.S. dollars.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Schedule IV
Reinsurance Information
As of and for the years ended December 31, 2009, 2008, and 2007
(In millions)

					Percentage
					of Assumed
	Gross	Ceded	Assumed	Net	to Net
Year ended December 31, 2009
Life insurance in force	$194,182.3	$186,404.2	$74,068.0	$81,846.1	90.5%
Premiums:
Life insurance	19.8	94.2	768.5	694.1
Accident and health insurance	0.2	0.2	-	-
Total premiums	$20.0	$94.4	$768.5	$694.1

Year ended December 31, 2008
Life insurance in force	$7,921.7	$633.1	$193,062.4	$200,351.0	96.4%
Premiums:
Life insurance	21.1	2.0	-	19.1
Accident and health insurance	0.1	0.1	-	-
Total premiums	$21.2	$2.1	$-	$19.1

Year ended December 31, 2007
Life insurance in force	$8,351.5	$689.1	$-	$7,662.4	0.0%
Premiums:
Life insurance	21.8	2.2	-	19.6
Accident and health insurance	0.2	0.2	-	-
Total premiums	$22.0	$2.4	$-	$19.6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2010 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 19, 2010.

Signatures		Title
/s/	Thomas J. McInerney	Chairman and Director
Thomas J. McInerney

/s/	Donald W. Britton	Director
Donald W. Britton

/s/	Robert G. Leary	Director
Robert G. Leary

/s/	Catherine H. Smith	Director
Catherine H. Smith

/s/	Michael S. Smith	Director and President
Michael S. Smith

/s/	Ewout L. Steenbergen	Director, Executive Vice President and
	Ewout L. Steenbergen	Chief Financial Officer

/s/	Steven T. Pierson	Senior Vice President and
	Steven T. Pierson	Chief Accounting Officer

ING USA ANNUITY AND LIFE INSURANCE COMPANY
Form 10-K for Fiscal Year Ended December 31, 2009
Exhibit Index

Exhibit Number	Description of Exhibit

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

10.28

Amendment Number 2008-1 to Services Agreement, effective October 1, 2008, among ING USA Annuity and Life Insurance Company and the affiliated companies listed on Exhibit B to the Agreement, incorporated by reference from Exhibit 10.3 to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 31, 2009 (File No. 001-32625).

10.29+	Amendment Number 4, effective January 1, 2009, to Investment Advisory Agreement, between ING USA Annuity and Life Insurance Company and ING Investment Management LLC.

10.30

ING USA Participation Agreement, dated as of March 31, 2009, by and among ING USA Annuity and Life Insurance Company, ING Groep N.V. and ING Support Holding B.V., incorporated by reference from Exhibit 10.1 to ING USA Annuity and Life Insurance Company’s Form 10-Q filed on May 15, 2009 (File No. 001-32625).

10.31

Deed of Assignment of Receivables, dated March 31, 2009, among ING USA Annuity and Life Insurance Company, ING Support Holding B.V., Staat der Nederlanden and Stichting Derdengelden ING Support Holding, incorporated by reference from Exhibit 10.2 to ING USA Annuity and Life Insurance Company’s Form 10-Q filed on May 15, 2009 (File No. 001-32625).

12.+	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

14.

ING Code of Ethics for Financial Professionals, incorporated by reference from Exhibit 14 to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

23.+	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1+	Certificate of Ewout L. Steenbergen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of Ewout L. Steenbergen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.