Form 10-Q
period 2010-03-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2010-05-14
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of May 7, 2010, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2010	2009
Revenues:
Net investment income	$319.6	$380.7
Fee income	268.2	199.4
Premiums	49.6	114.0
Net realized capital losses:
Total other-than-temporary impairment losses	(71.5)	(300.3)
Portion of other-than-temporary impairment losses
recognized in Other comprehensive income (loss)	46.0	-
Net other-than-temporary impairments recognized in earnings	(25.5)	(300.3)
Other net realized capital (losses) gains	(237.0)	148.5
Total net realized capital losses	(262.5)	(151.8)
Other income	0.1	1.4
Total revenue	375.0	543.7
Benefits and expenses:
Interest credited and other benefits to contractowners	184.9	500.2
Operating expenses	101.4	88.3
Net amortization of deferred policy acquisition costs and value
of business acquired	65.6	268.6
Interest expense	8.0	7.3
Other expense	9.7	6.7
Total benefits and expenses	369.6	871.1
Income (loss) before income taxes	5.4	(327.4)
Income tax benefit	(1.2)	(91.8)
Net income (loss)	$6.6	$(235.6)

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets
(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $17,625.8 at 2010 and $17,724.3 at 2009 )	$17,555.9	$17,156.5
Equity securities, available-for-sale, at fair value
(cost of $160.5 at 2010 and $150.8 at 2009)	167.5	154.3
Short-term investments	3,139.7	2,044.0
Mortgage loans on real estate	3,286.5	3,413.2
Policy loans	129.4	131.6
Loan - Dutch State obligation	933.2	1,026.0
Limited partnerships/corporations	258.8	252.6
Derivatives	261.0	317.4
Other investments	24.2	23.9
Securities pledged (amortized cost of $840.5 at 2010
and $1,079.4 at 2009)	818.0	1,092.5
Total investments	26,574.2	25,612.0
Cash and cash equivalents	69.1	37.8
Short-term investments under securities loan agreement	139.0	169.0
Accrued investment income	201.0	187.3
Receivable for securities sold	55.8	7.6
Premium receivable	54.8	86.9
Deposits and reinsurance recoverable	3,297.9	3,350.0
Deferred policy acquisition costs	3,592.0	3,718.0
Value of business acquired	98.8	113.4
Sales inducements to contractowners	744.6	810.2
Short-term loan to affiliate	652.6	545.5
Due from affiliates	44.1	816.3
Other assets	396.9	398.7
Assets held in separate accounts	43,893.7	42,996.1
Total assets	$79,814.5	$78,848.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets
(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$27,069.2	$27,044.7
Payable for securities purchased	111.6	115.7
Payables under securities loan agreement,
including collateral held	176.9	201.1
Borrowed money	-	311.1
Notes to affiliates	435.0	435.0
Due to affiliates	161.0	122.5
Current income taxes	121.9	69.0
Deferred income taxes	774.8	767.5
Other liabilities	3,847.6	4,045.2
Liabilities related to separate accounts	43,893.7	42,996.1
Total liabilities	76,591.7	76,107.9

Shareholder's equity:
Common stock (250,000 shares authorized, issued
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,412.1	5,172.7
Accumulated other comprehensive loss	(276.9)	(512.8)
Retained earnings (deficit)	(1,914.9)	(1,921.5)
Total shareholder's equity	3,222.8	2,740.9
Total liabilities and shareholder's equity	$79,814.5	$78,848.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity
(Unaudited)
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Loss	(Deficit)	Equity
Balance at December 31, 2008	$2.5	$4,335.4	$(1,333.7)	$(2,236.7)	$767.5
Comprehensive income:
Net loss	-	-	-	(235.6)	(235.6)
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains (losses)
on securities ($520.8 pretax), including
valuation allowance of $5.4	-	-	343.9	-	343.9
Pension liability ($(0.2) pretax)	-	-	(0.1)	-	(0.1)
Total comprehensive income					108.2
Contribution of capital	-	835.0	-	-	835.0
Employee share-based payments	-	0.6	-	-	0.6
Balance at March 31, 2009	$2.5	$5,171.0	$(989.9)	$(2,472.3)	$1,711.3

Balance at December 31, 2009	$2.5	$5,172.7	$(512.8)	$(1,921.5)	$2,740.9
Comprehensive income:
Net income	-	-	-	6.6	6.6
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains (losses)
on securities ($338.5 pretax), including
decrease in valuation allowance of $(52.2)	-	-	272.3	-	272.3
Portion of other-than-temporary impairment
losses recognized in other comprehensive
income (loss) ($(46.0) pretax), including
increase in tax valuation allowance
of $16.1	-	-	(46.0)	-	(46.0)
Change in other-than-temporary impairment
losses recognized in other comprehensive
income (loss) ($9.6 pretax), including
decrease in tax valuation allowance
of $(3.4)	-	-	9.6	-	9.6
Total comprehensive income					242.5
Contribution of capital	-	239.0	-	-	239.0
Employee share-based payments	-	0.4	-	-	0.4
Balance at March 31, 2010	$2.5	$5,412.1	$(276.9)	$(1,914.9)	$3,222.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$1,347.5	$721.5

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	2,149.5	1,682.2
Equity securities, available-for-sale	2.3	3.6
Mortgage loans on real estate	204.1	97.3
Limited partnerships/corporations	0.4	1.8
Derivatives	(259.3)	113.1
Acquisition of:
Fixed maturities, available-for-sale	(1,853.4)	(1,427.9)
Equity securities, available-for-sale	(10.1)	(0.3)
Mortgage loans on real estate	(75.1)	(16.6)
Limited partnerships/corporations	(12.7)	(5.7)
Derivatives	(16.1)	(41.5)
Short-term investments, net	(1,095.8)	(223.8)
Loan-Dutch State obligation, net	92.8	-
Collateral held	5.8	5.2
Other investments, net	(0.3)	(0.2)
Other, net	(161.5)	(2.5)
Net cash (used in) provided by investing activities	(1,029.4)	184.7

Cash Flows from Financing Activities:
Deposits received for investment contracts	534.5	685.1
Maturities and withdrawals from investment contracts	(668.4)	(2,977.1)
Block of deposits coinsured to affiliate	26.2	98.9
Reinsurance recoverable on investment contracts	0.1	313.9
Short-term repayments of repurchase agreements, net	(311.1)	(29.6)
Short-term loans to affiliates	(107.1)	(338.9)
Contribution of capital	239.0	835.0
Net cash used in financing activities	(286.8)	(1,412.7)
Net increase (decrease) in cash and cash equivalents	31.3	(506.5)
Cash and cash equivalents, beginning of period	37.8	610.8
Cash and cash equivalents, end of period	$69.1	$104.3

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including initial public offerings, sales, or a combination thereof.

The condensed financial statements and notes as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

The condensed financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows, for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company’s 2009 Annual Report on Form 10-K.  The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

Description of Business

The Company currently offers various insurance products, including immediate and deferred fixed annuities.  The Company’s annuity products are distributed by national wirehouses, regional securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and affiliated broker-dealers.  The Company’s primary annuity customers are individual consumers.  The Company ceased new sales of variable annuity products in March of 2010, as part of a global business strategy and risk reduction plan. Some new flows will continue on ING USA variable annuities either as transfers related to applications that were in process prior to the product closures or as add-on premiums to existing contracts.

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through the date the condensed financial statements, as of March 31, 2010 and for the three months then ended, were issued.

Significant Accounting Policies

For a description of significant accounting policies, see the Organization and Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2009 Annual Report on Form 10-K.  There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2009 Annual Report on Form 10-K, except as noted in the Recently Adopted Accounting Standards footnote.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.	Recently Adopted Accounting Standards

Improving Disclosures about Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosure (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”), which requires several new disclosures, as well as clarification to existing disclosures, as follows:

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

The provisions of ASU 2010-06 were adopted by the Company on January 1, 2010, and are included in the Financial Instruments footnote, except for the disclosures related to the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2009-17 and ASU 2010-10 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous US GAAP. The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments footnote.

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

The provisions of ASU 2009-16 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the Company did not have any QSPEs under previous US GAAP, and the requirements for sale accounting treatment are consistent with those previously applied by the Company under US GAAP.

Measuring the Fair Value of Certain Alternative Investments

In September 2009, the FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures (ASC Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”), which allows the use of net asset value to estimate the fair value of certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds.  In addition, ASU 2009-12 requires disclosures about the attributes of such investments.

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

These provisions, as included in ASC Topic 855, were adopted by the Company on June 30, 2009. In addition, in February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which clarifies that an SEC filer should evaluate subsequent events through the date the financial statements are issued and eliminates the requirement for an SEC filer to disclose that date, effective upon issuance. The Company determined that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under U.S. auditing standards. The disclosure provisions included in ASC Topic 855, as amended, are presented in the Organization and Significant Accounting Policies footnote to these financial statements.

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

▪	Total other-than-temporary impairments (“OTTI”) to be presented in the Statement of Operations with an offset recognized in other comprehensive income (loss) for the noncredit related impairments;
▪
A cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from Retained earnings (deficit) to Accumulated other comprehensive income (loss); and

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

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities, included in ASC Topic 815, “Derivatives and Hedging,” which requires enhanced disclosures about objectives and strategies for using derivatives, fair value amounts of, and gains and losses on, derivative instruments, and credit-risk-related contingent features in derivative agreements, including:

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

Consolidation Analysis of Investments Held through Separate Accounts

In April 2010, the FASB issued ASU 2010-15, “Financial Services—Insurance (ASC Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), which clarifies that an insurance entity generally should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation.  The provisions of ASU 2010-15 are effective for fiscal years and interim periods beginning after December 15, 2010. The amendments are to be applied retrospectively to all prior periods as of the date of adoption.  The Company does not expect any effect on its financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under ASC Topic 944.

Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”), which clarifies that the only type of embedded credit derivatives that are exempt from bifurcation requirements are those that relate to the subordination of one financial instrument to another.  The provisions of ASU 2010-11 are effective as of the beginning of the first fiscal quarter after June 15, 2010, with early adoption permitted.  The Company does not expect any effect on its financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under ASC Topic 815.

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$3,345.1	$85.2	$-	$3,430.3
U.S government agencies and authorities	-	24.4	-	24.4
U.S. corporate, state and municipalities	-	5,937.0	41.1	5,978.1
Foreign	-	3,539.9	71.3	3,611.2
Residential mortgage-backed securities	-	1,565.4	44.5	1,609.9
Commercial mortgage-backed securities	-	2,464.9	7.9	2,472.8
Other asset-backed securities	-	597.4	649.8	1,247.2
Equity securities, available-for-sale	155.7	-	11.8	167.5
Derivatives:
Interest rate contracts	-	54.5	-	54.5
Foreign exchange contracts	0.2	12.6	-	12.8
Equity contracts	23.2	-	170.3	193.5
Credit contracts	-	0.2	-	0.2
Embedded derivative on reinsurance	-	24.0	-	24.0
Cash and cash equivalents, short-term investments, and short-
term investments under securities loan agreement	3,347.8	-	-	3,347.8
Assets held in separate accounts	43,893.7	-	-	43,893.7
Total	$50,765.7	$14,305.5	$996.7	$66,067.9

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	$-	$-	$978.8	$978.8
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB" and "GMAB")	-	-	55.1	55.1
Derivatives:
Interest rate contracts	-	297.7	-	297.7
Foreign exchange contracts	-	47.4	-	47.4
Equity contracts	1.5	-	13.2	14.7
Credit contracts	-	14.0	81.5	95.5
Total	$1.5	$359.1	$1,128.6	$1,489.2

(1) Level 3 net assets and liabilities accounted for 0.2% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assetsand liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 0.6%.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged	$4,123.5	$12,613.4	$1,512.1	$18,249.0
Equity securities, available-for-sale:	149.8	-	4.5	154.3
Derivatives	42.8	59.1	215.5	317.4
Embedded derivatives on reinsurance	-	38.7	-	38.7
Cash and cash equivalents, short-term investments, and short-
term investments under securities loan agreement	2,242.8	8.0	-	2,250.8
Assets held in separate accounts	42,996.1	-	-	42,996.1
Total	$49,555.0	$12,719.2	$1,732.1	$64,006.3

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	$-	$-	$927.2	$927.2
Guaranteed Minimum Withdrawal and Accumulation Benefits
("GMWB"and "GMAB")	-	-	73.9	73.9
Other liabilities (primarily derivatives)	3.2	393.6	103.6	500.4
Total	$3.2	$393.6	$1,104.7	$1,501.5
(1) Level 3 net assets and liabilities accounted for 1.0% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 3.2%.

Transfers in and out of Level 1 and 2

Certain US Treasury securities valued by commercial pricing services where prices are derived using market observable inputs have been transferred from Level 1 to Level 2.  These securities for the three months ended March 31, 2010, include US Treasury strips of $83.5 in which prices are modeled incorporating a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Valuation of Financial Assets and Liabilities

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s Condensed Balance Sheets. In addition, further disclosure of estimated fair values is included in this Financial Instruments footnote. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values.  There were no material changes to the valuation methods or assumptions used to determine fair values except for the Company’s use of commercial pricing services to value certain collateralized mortgage obligations (“CMO-Bs”) in the first quarter of 2010. CMO-Bs were previously valued using an average of broker quotes when more than one broker quote is provided.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets.  Assets in this category would primarily include certain US Treasury securities.  The fair values for marketable bonds without an active market, excluding subprime residential mortgage-backed securities, are obtained through several commercial pricing services, which provide the estimated fair values, and are classified as Level 2 assets. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data.  This category includes US & foreign corporate bonds, Asset-backed Securities (“ABS”), US agency and government guaranteed securities, Commercial Mortgage-backed Securities (“CMBS”), and Residential Mortgage-backed Securities (“RMBS”), including certain CMO-Bs.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Generally, the Company does not obtain more than one vendor price from pricing services per instrument.  The Company uses a hierarchy process in which prices are obtained from a primary vendor, and, if that vendor is unable to provide the price, the next vendor in the hierarchy is contacted until a price is obtained or it is determined that a price cannot be obtained from a commercial pricing service.  When a price cannot be obtained from a commercial pricing service, independent broker quotes are solicited.  Securities priced using independent broker quotes are classified as Level 3.

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  At March 31, 2010, $379.5 and $14.3 billion of a total of $18.4 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process.  The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

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

Trading activity for the Company’s RMBS, particularly subprime and Alt-A RMBS, declined during 2008 as a result of the dislocation of the credit markets.  The Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008.  As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive and classified these securities as Level 3 assets.  The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive. Due to increased trade activity of Alt-A RMBS during the second half of 2009, the Company determined that the Alt-A RMBS should be transferred to Level 2 of the valuation hierarchy as its overall assessment of the market was that it was active. The market for subprime RMBS remains largely inactive, and as such these securities will remain in Level 3 of the valuation hierarchy. The Company will continue to monitor market activity for RMBS to determine proper classification in the valuation hierarchy.

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Investment contract guarantees: The Company records guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed riders for GMABs and GMWBs without life contingencies in accordance with US GAAP for derivative instruments and hedging activities.  The guarantee is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract.  The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts.  The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. These derivatives are classified as Level 3 assets in the fair value hierarchy.

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

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.  The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees.  As of March 31, 2010, the credit spreads of ING and the Company increased by approximately 20 basis points from December 31, 2009, which contributed to changes in the valuation of the reserves for all investment contract guarantees.

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following disclosures are made in accordance with the requirements of ASC Topic 825 which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

ASC Topic 825 excludes certain financial instruments, including insurance contracts, and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments, which are not carried at fair value on the Condensed Balance Sheets, and therefore not categorized in the fair value hierarchy:

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

Other investments: The fair value of other investments is estimated based on the Company’s percentage of ownership of third party appraised value for joint ventures and third party appraised value for real estate.

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

Notes to affiliates: Estimated fair value of the Company’s notes to affiliates is based upon discounted future cash flows using a discount rate approximating the current market rate.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at March 31, 2010 and December 31, 2009.

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:

Fixed maturities, available-for-sale, including securities pledged	$18,373.9	$18,373.9	$18,249.0	$18,249.0
Equity securities, available-for-sale	167.5	167.5	154.3	154.3
Mortgage loans on real estate	3,286.5	3,216.8	3,413.2	3,417.3
Loan - Dutch State obligation	933.2	900.2	1,026.0	971.4
Policy loans	129.4	129.4	131.6	131.6
Cash, cash equivalents, Short-term
investments, and Short-term
investments under securities loan
agreement	3,347.8	3,347.8	2,250.8	2,250.8
Derivatives	261.0	261.0	317.4	317.4
Other investments	24.2	37.7	23.9	37.4
Deposits from affiliates	1,725.8	1,857.7	1,752.0	1,873.6
Embedded derivative on reinsurance	24.0	24.0	38.7	38.7
Assets held in separate accounts	43,893.7	43,893.7	42,996.1	42,996.1
Liabilities:
Investment contract liabilities:
Deferred annuities	20,897.1	20,990.8	20,665.8	20,766.5
Guaranteed investment contracts
and funding agreements	2,544.4	2,615.3	2,646.5	2,718.3
Supplementary contracts and
immediate annuities	813.0	770.2	823.6	782.7
Derivatives	455.3	455.3	500.4	500.4
Investment contract guarantees:
Fixed indexed annuities	978.8	978.8	927.2	927.2
Guaranteed minimum withdrawal
and accumulation benefits	55.1	55.1	73.9	73.9
Notes to affiliates	435.0	430.5	435.0	426.9

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2010.

	Three Months Ended March 31, 2010
	Fair Value	Total realized/unrealized			Purchases,
	as of	gains (losses) included in:			issuances, and
	January 1	Net income		OCI	settlements
Fixed maturities, available for sale,
including securities pledged:
U.S. corporate, state and municipalities	$-	$-		$0.2	$27.5
Foreign	-	(0.5)		0.4	29.6
Residential mortgage-backed securities	1,088.2	(1.5)		0.8	(4.8)
Commercial mortgage-backed securities	-	-		-	-
Other asset-backed securities	423.9	(3.5)		42.8	(35.5)
Total Fixed maturities, available for sale,
including securities pledged:	1,512.1	(5.5)		44.2	16.8

Equity securities, available for sale	4.5	-		(0.6)	7.9

Derivatives	111.9	(0.4)		-	(35.9)

Investment contract guarantees:
FIA	(927.2)	(27.1)		-	(24.5)
GMWB/GMAB	(73.9)	20.3		-	(1.5)
Total Investment contract guarantees	(1,001.1)	(6.8)	(1)	-	(26.0)

					Change in
	Transfers	Transfers		Fair Value	unrealized gains
	in to	out of		as of	(losses) included
	Level 3(2)	Level 3(2)		March 31	in earnings(3)
Fixed maturities, available for sale,
including securities pledged:
U.S. corporate, state and municipalities	$13.4	$-		$41.1	$-
Foreign	41.8	-		71.3	(0.5)
Residential mortgage-backed securities	13.2	(1,051.4)		44.5	(0.1)
Commercial mortgage-backed securities	7.9	-		7.9	-
Other asset-backed securities	222.1	-		649.8	(3.6)
Total Fixed maturities, available for sale,
including securities pledged:	298.4	(1,051.4)		814.6	(4.2)

Equity securities, available for sale	-	-		11.8	-

Derivatives	-	-		75.6	-

Investment contract guarantees:
FIA	-	-		(978.8)	-
GMWB/GMAB	-	-		(55.1)	-
Total Investment contract guarantees	-	-		(1,033.9)	-
(1)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations. All gains and losses on
Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.
(2)	The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3)	For financial instruments still held as of March 31.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2009.

	Three Months Ended March 31, 2009
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Fair Value
	as of	gains (losses) included in:			issuances, and	in to	as of
	January 1	Net income		OCI	settlements	Level 3(2)	March 31
Fixed maturities, available for sale,
including securities pledged	$2,589.6	$28.4		$545.4	$(1,333.9)	$344.6	$2,174.1

Derivatives	10.0	(34.8)		-	(29.1)	-	(53.9)

Investment contract guarantees:
FIA	(638.9)	74.3		-	6.2	-	(558.4)
GMWB/GMAB	(153.0)	(3.5)		-	(1.7)	-	(158.2)
Total Investment contract guarantees	(791.9)	70.8	(1)	-	4.5	-	(716.6)
(1)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.
(2)	The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

Changes in Level 3 fair value balances are discussed below by investment type.

Fixed Maturities, available-for-sale, including securities pledged: The transfers out of Level 3 for the three months ended March 31, 2010, are due to the Company’s use of commercial pricing services to value CMO-Bs. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data and have been classified as Level 2. The CMO-Bs had previously been valued by using the average of broker quotes when more than one broker quote was provided.

The transfers into level 3 for the three months ended March 31, 2010, are securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services. These securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies.

Investment contract guarantees:  The losses on the FIA embedded derivatives and gains on GMWB/GMAB embedded derivatives were primarily driven by favorable equity market performance. For the three months ended March 31, 2010, the net realized gains attributable to credit risk were $52.6.

Equity securities, available-for-sale: The increase in Level 3 equity securities is mainly driven by an increase in net purchases.

Derivatives: Level 3 derivatives declined primarily due to net settlements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Derivative Financial Instruments

See the Organization & Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2009 Annual Report on Form 10-K for disclosure regarding the Company’s purpose for entering into derivatives and the policies on valuation and classification of derivatives.  In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under US GAAP, as the Company has not historically sought hedge accounting treatment.  The Company enters into the following derivatives:

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

Forwards: Certain forwards are acquired to hedge the Company’s CMO-B portfolio against movements in interest rates, particularly mortgage rates.  On the settlement date, the Company will either receive a payment (interest rate drops on purchased forwards or interest rate rises on sold forwards) or will be required to make a payment (interest rate rises on purchased forwards or interest rate drops on sold forwards). The Company also uses currency forward contracts to hedge policyholder liabilities in variable annuity contracts which are linked to foreign indexes.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values.  Futures contracts are also used to hedge against an increase in certain equity indices.  Such increases may result in increased payments to contract holders of fixed indexed annuity contracts, and the futures income would serve to offset this increased expense.  The underlying reserve liabilities are valued under ASC Topic 820, ASC Topic 815 and ASC Topic 944, “Financial Services - Insurance.”  The change in reserve liabilities is recorded in Interest credited and other benefits to contractowners in the Condensed Statements of Operations.

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of March 31, 2010 and December 31, 2009.

	2010			2009
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate caps(1)	122.0	$0.1	$- **	122.0	$0.4	$(0.1)
Interest rate swaps(1)	7,525.8	54.4	(297.7)	6,765.3	44.2	(325.1)
Foreign exchange swaps(1)	307.8	2.0	(45.0)	287.3	-	(52.9)
Credit default swaps(1)	297.1	0.2	(95.5)	358.9	0.3	(106.0)
Total return swaps(1)	181.8	1.2	(4.8)	124.3	-	(2.9)
Forwards(1)	810.1	10.8	(2.4)	528.5	14.2	- **
Futures(1)	5,802.5	23.2	(1.5)	5,121.8	42.8	(3.2)
Options(1)	3,160.5	169.1	(8.4)	5,097.8	215.5	(10.2)
Embedded derivatives:
Within securities(2)	N/A	51.5	(9.2)	N/A	47.8	(9.4)
Within retail annuity
products(3)	N/A	-	(1,033.9)	N/A	-	(1,001.1)
Within reinsurance
agreement(3)	N/A	24.0	-	N/A	38.7	-
Total	18,207.6	$336.5	$(1,498.4)	18,405.9	$403.9	$(1,510.9)
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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
	2010	2009
Interest rate caps(1)	$(0.2)	$- *
Interest rate swaps(1)	(18.7)	(38.6)
Foreign exchange swaps(1)	10.3	8.8
Credit default swaps(1)	0.1	13.6
Total return swaps(1)	(8.8)	(2.4)
Forwards(1)	31.4	1.6
Swaptions(1)	-	(2.1)
Futures(1)	(301.3)	137.9
Options(1)	(0.2)	(33.9)
Embedded derivatives:
Within securities(2)	3.9	(34.7)
Within retail annuity products(2)	(6.8)	70.8
Within reinsurance agreements(2)	24.0	-
Total	$(266.3)	$121.0
* Less than $0.1.
(1) Changes in value are included in Net realized capital losses on the Condensed Statements of Operations.
(2) Changes in value are included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own.  Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties.  The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations.  Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets.  In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract.  At March 31, 2010, the fair value of credit default swaps of $0.2 and $95.5 was included in Derivatives and Other liabilities, respectively, on the Condensed Balance Sheets.  At December 31, 2009, the fair value of credit default swaps of $0.3 and $106.0 was included in Derivatives and Other liabilities, respectively, on the Balance Sheets.  As of March 31, 2010 and December 31, 2009, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $114.5 and $122.9, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of March 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$3,497.1	$6.4	$73.2	$-	$3,430.3
U.S. government agencies and authorities	26.0	0.1	1.7	-	24.4
State, municipalities, and political
subdivisions	47.8	2.5	5.2	-	45.1

U.S. corporate securities:
Public utilities	1,058.1	60.9	5.2	-	1,113.8
Other corporate securities	4,584.8	274.8	40.0	0.4	4,819.2
Total U.S. corporate securities	5,642.9	335.7	45.2	0.4	5,933.0

Foreign securities(1):
Government	346.7	26.3	3.4	-	369.6
Other	3,122.9	165.1	46.3	0.1	3,241.6
Total foreign securities	3,469.6	191.4	49.7	0.1	3,611.2

Residential mortgage-backed securities	1,589.6	204.8	107.7	76.8	1,609.9
Commercial mortgage-backed securities	2,660.9	68.4	247.8	8.7	2,472.8
Other asset-backed securities	1,532.4	13.5	248.2	50.5	1,247.2
Total fixed maturities, including securities pledged	18,466.3	822.8	778.7	136.5	18,373.9
Less: securities pledged	840.5	2.4	24.9	-	818.0
Total fixed maturities	17,625.8	820.4	753.8	136.5	17,555.9
Equity securities	160.5	7.7	0.7	-	167.5
Total investments, available-for-sale	$17,786.3	$828.1	$754.5	$136.5	$17,723.4
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

At March 31, 2010 and December 31, 2009, net unrealized losses were $85.4 and $551.2, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of March 31, 2010, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$436.9	$439.7
After one year through five years	4,899.5	5,122.1
After five years through ten years	3,912.0	4,051.7
After ten years	3,435.0	3,430.5
Mortgage-backed securities	4,250.5	4,082.7
Other asset-backed securities	1,532.4	1,247.2
Less: securities pledged	840.5	818.0
Fixed maturities, excluding securities pledged	$17,625.8	$17,555.9

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at March 31, 2010 and December 31, 2009.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults.  The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated.  At March 31, 2010 and December 31, 2009, approximately 20.3% and 26.1%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value.  The fair value of these instruments at March 31, 2010 and December 31, 2009 was $179.2 and $192.6, respectively, and is included in Fixed maturities, available for sale, on the Condensed Balance Sheets.  The impact to Other net realized capital gains (losses) on the Condensed Statements of Operations related to these hybrid instruments was $(0.2) and $34.0 for the three months ended March 31, 2010 and 2009, respectively.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  At March 31, 2010 and December 31, 2009, the Company had $1,279.6 and $1,304.5, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB.  These non-putable funding agreements are included in Future policy benefits and claims reserves, in the Condensed Balance Sheets. At March 31, 2010 and December 31, 2009, assets with a market value of approximately $1,533.6 and $1,657.9, respectively, collateralized the funding agreements to the FHLB.  Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At March 31, 2010 and December 31, 2009, the fair value of loaned securities was $135.3 and $163.7, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of collateralized loan obligations (“CLOs”) of $0.9 at March 31, 2010 is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets (the “Required Collateral Value Amount”).  Cash collateral received is invested in short term investments, with the offsetting collateral liability included in Borrowed money on the Balance Sheets. At March 31, 2010, the Company did not have securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2009, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $354.1 and is included in Securities pledged on the Condensed Balance Sheets.  The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $311.1 at December 31, 2009 and is included in Borrowed money on the Condensed Balance Sheets.  In addition to the repurchase obligation, the Company holds $28.9 in collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At March 31, 2010 and December 31, 2009, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at March 31, 2010.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at March 31, 2010 and December 31, 2009.

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less
below amortized cost	$92.9	10.2%	$10.2	1.1%	$170.1	13.5%	$21.2	1.7%
More than six months and
twelve months or less
below amortized cost	45.3	4.9%	93.6	10.2%	259.3	20.4%	200.8	15.8%
More than twelve months
below amortized cost	331.9	36.3%	341.3	37.3%	419.0	33.0%	197.7	15.6%
Total unrealized capital losses	$470.1	51.4%	$445.1	48.6%	$848.4	66.9%	$419.7	33.1%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at March 31, 2010 and December 31, 2009.

	Six Months	More than
	or Less	Six Months and	More than	Total
	Below	Twelve Months	Twelve Months	Unrealized
	Amortized	or Less Below	Below	Capital
2010	Cost	Amortized Cost	Amortized Cost	Losses
Interest rate or spread widening	$88.4	$14.9	$72.2	$175.5
Mortgage and other asset-backed securities	14.7	124.0	601.0	739.7
Total unrealized capital losses	$103.1	$138.9	$673.2	$915.2
Fair value	$3,322.9	$446.3	$2,822.4	$6,591.6

2009
Interest rate or spread widening	$99.3	$31.6	$122.2	$253.1
Mortgage and other asset-backed securities	92.0	428.5	494.5	1,015.0
Total unrealized capital losses	$191.3	$460.1	$616.7	$1,268.1
Fair value	$5,275.9	$1,058.2	$2,714.5	$9,048.6

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at March 31, 2010 and December 31, 2009.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. Treasuries	$2,130.5	$71.9	$13.3	$1.3	$-	$-	$2,143.8	$73.2
U.S. government
agencies
and authorities	-	-	15.2	0.9	8.1	0.8	23.3	1.7
U.S. corporate, state,
and municipalities	480.4	6.7	141.8	9.8	528.3	34.3	1,150.5	50.8
Foreign	288.3	9.8	46.3	2.9	401.4	37.1	736.0	49.8
Residential
mortgage-backed	27.4	5.5	133.3	58.3	335.3	120.7	496.0	184.5
Commercial
mortgage-backed	157.0	7.7	44.7	37.5	975.3	211.3	1,177.0	256.5
Other asset-backed	239.3	1.5	51.7	28.2	574.0	269.0	865.0	298.7
Total	$3,322.9	$103.1	$446.3	$138.9	$2,822.4	$673.2	$6,591.6	$915.2

2009
U.S. Treasuries	$3,761.2	$80.0	$-	$-	$-	$-	$3,761.2	$80.0
U.S. government
agencies	15.2	0.8	8.2	0.8	-	-	23.4	1.6
and authorities
U.S. corporate, state,
and municipalities	273.8	6.7	108.1	13.5	737.7	64.1	1,119.6	84.3
Foreign	228.1	11.8	107.8	17.3	472.6	58.1	808.5	87.2
Residential
mortgage-backed	139.1	46.5	183.5	92.3	260.7	82.8	583.3	221.6
Commercial
mortgage-backed	795.5	44.1	534.6	243.1	682.7	161.0	2,012.8	448.2
Other asset-backed	63.0	1.4	116.0	93.1	560.8	250.7	739.8	345.2
Total	$5,275.9	$191.3	$1,058.2	$460.1	$2,714.5	$616.7	$9,048.6	$1,268.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 80.7% of the average book value as of March 31, 2010.  In addition, this category includes 465 securities, which have an average quality rating of A-.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less
below amortized cost	$1,880.0	$59.3	$112.1	$15.7	196	17
More than six months and
twelve months or less
below amortized cost	2,708.2	389.9	103.4	184.0	193	125
More than twelve months
below amortized cost	1,365.0	1,104.4	60.1	439.9	134	153
Total	$5,953.2	$1,553.6	$275.6	$639.6	523	295

2009
Six months or less
below amortized cost	$6,184.5	$396.8	$265.1	$111.8	282	96
More than six months and
twelve months or less
below amortized cost	1,248.5	982.3	68.8	433.2	191	115
More than twelve months
below amortized cost	619.0	885.6	27.8	361.4	113	158
Total	$8,052.0	$2,264.7	$361.7	$906.4	586	369

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. Treasuries	$2,217.0	$-	$73.2	$-	11	-
U.S. government agencies
and authorities	25.0	-	1.7	-	4	-
U.S. corporate, state and
municipalities	1,172.6	28.7	44.1	6.7	213	13
Foreign	701.2	84.6	23.9	25.9	93	18
Residential mortgage-backed	286.0	394.5	32.2	152.3	69	112
Commercial mortgage-backed	965.9	467.6	71.3	185.2	62	35
Other asset-backed	585.5	578.2	29.2	269.5	71	117
Total	$5,953.2	$1,553.6	$275.6	$639.6	523	295

2009
U.S. Treasuries	$3,841.2	$-	$80.0	$-	21	-
U.S. government agencies
and authorities	25.0	-	1.6	-	4	-
U.S. corporate, state and
municipalities	1,139.0	64.9	67.8	16.5	220	32
Foreign	712.7	183.0	33.1	54.1	93	30
Residential mortgage-backed	336.0	468.9	35.9	185.7	83	119
Commercial mortgage-backed	1,534.5	926.5	104.2	344.0	96	60
Other asset-backed	463.6	621.4	39.1	306.1	69	128
Total	$8,052.0	$2,264.7	$361.7	$906.4	586	369

During the three months ended March 31, 2010, unrealized capital losses on fixed maturities decreased by $352.9. Lower unrealized losses are due to improved economic conditions and tightening of credit spreads leading to increased value of fixed maturities.

At March 31, 2010, the Company had 13 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $244.5, or 26.7% of the total unrealized losses, as of March 31, 2010.  At December 31, 2009, the Company had 19 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $353.9, or 27.9% of the total unrealized losses, as of December 31, 2009.

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

In order to determine the amount of the OTTI that is considered a credit impairment, the Company estimates the recovery value by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security.  The effective interest rate is the current yield prior to impairment for a fixed rate security or current coupon yield for a floating rate security.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Statement of Operations, excluding impairments included in Other comprehensive income (loss), by type for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$34.2	3
U.S. corporate	1.3	5	41.3	38
Foreign(1)	11.9	6	18.0	24
Residential mortgage-backed	6.5	43	91.9	56
Other asset-backed	3.3	14	112.7	27
Commercial mortgage-backed	2.1	1	-	-
Equity securities	-	-	2.2	4
Public utilities	0.2	3	-	-
Mortgage loans on real estate	0.2	1	-	-
Total	$25.5	73	$300.3	152
(1) Primarily U.S. dollar denominated.

The above schedule includes $22.3 and $80.2 for the three months ended March 31, 2010 and 2009, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings.  The remaining write-downs reflected in the schedules above are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$34.2	3
U.S. corporate	1.3	5	35.7	24
Foreign(1)	1.7	3	18.0	24
Residential mortgage-backed	-	-	23.1	8
Other asset-backed	-	-	109.1	11
Public utilities	0.2	3	-	-
Total	$3.2	11	$220.1	70
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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the noncredit impairments recognized in Other comprehensive income (loss) by type for the three months ended March 31, 2010.

	Three Months Ended
	March 31, 2010*
		No of
	Impairment	Securities
Commercial mortgage-backed	$8.7	1
Residential mortgage-backed	11.4	19
Other asset-backed	25.9	6
Total	$46.0	26
* No amounts disclosed for the three months ended March 31, 2009, as new guidance on OTTI, included in ASC Topic 320, was adopted on April 1, 2009.

The fair value of fixed maturities with other-than-temporary impairments as of March 31, 2010 and 2009 was $2,385.9 and $2,686.6, respectively.

The following table identifies the amount of credit impairments on fixed maturities for the three months ended March 31, 2010, for which a portion of the OTTI was recognized in Other comprehensive income (loss), and the corresponding changes in such amounts.

Three Months Ended
March 31, 2010*
Balance at January 1, 2010	$123.3
Additional credit impairments:
On securities not previously impaired	4.4
On securities previously impaired	(4.7)
Reductions:
Securities sold, matured, prepaid or paid down	(5.5)
Balance at March 31, 2010	$117.5
* No amounts disclosed for the three months ended March 31, 2009, as new guidance on OTTI, included in ASC Topic 320, was adopted on April 1, 2009.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives.  The cost of the investments on disposal is determined based on specific identification of securities.  Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI
of $(25.3) and $(298.1) in 2010 and 2009, respectively	$23.1	$(232.4)
Equity securities, available-for-sale, including net OTTI of
$0 and $(2.2) in 2010 and 2009, respectively	0.1	(2.0)
Derivatives	(287.4)	84.9
Other investments, including net OTTI of $(0.2) in 2010	1.7	(2.3)
Net realized capital losses	$(262.5)	$(151.8)
After-tax net realized capital losses, including tax valuation
allowance of $(7.3) for 2010 and of $(30.9) for 2009	$(177.9)	$(129.6)

Total net realized capital losses increased for the three months ended March 31, 2010, primarily due to losses on futures related to a) hedging of variable annuity guaranteed death benefits, b) a gain in the first quarter of 2009 related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, c) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI, an affiliate, under the combined coinsurance and coinsurance funds withheld agreement, which commenced in the third quarter of 2009. However, the losses on the VAGLB futures incurred are ceded to SLDI and reported as a corresponding decrease in Interest credited and other benefits to policyholders. Futures were in a short position and their fair value decreased as equity markets improved in 2010.  The derivative losses on futures were partially offset by gains on currency swaps and forwards related to the rise of the US Dollar in 2010, gains on options in a long position which are used to hedge risks associated with fixed indexed annuities, and realized gains on fixed maturities primarily due to a reduction in impairments as economic conditions improved.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross realized gains and losses were as follows for the three months ended March 31, 2010 and 2009.

	2010	2009
Proceeds on sales	$1,786.4	$1,074.3
Gross gains	53.4	25.6
Gross losses	7.4	47.9

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the three months ended March 31, 2010 and 2009.

	2010	2009
Balance at January 1	$3,718.0	$4,205.5
Deferrals of commissions and expenses	63.4	115.5
Amortization:
Amortization	(115.1)	(302.3)
Interest accrued at 5% to 7%	57.3	37.4
Net amortization included in the Condensed
Statements of Operations	(57.8)	(264.9)
Change in unrealized capital gains/losses on available-for-sale securities	(131.6)	(27.6)
Balance at March 31	$3,592.0	$4,028.5

Activity within value of business acquired (“VOBA”) was as follows for the three months ended March 31, 2010 and 2009.

	2010	2009
Balance at January 1	$113.4	$195.1
Amortization:
Amortization	(9.1)	(5.4)
Interest accrued at 5%	1.3	1.7
Net amortization included in the Condensed
Statements of Operations	(7.8)	(3.7)
Change in unrealized capital gains/losses on available-for-sale securities	(6.8)	(31.1)
Balance at March 31	$98.8	$160.3

During the first quarter of 2010, the Company revised its gross profit projections, mainly related to the emergence of separate account performance and projected hedge and claim costs, resulting in a $7.6 increase in amortization of DAC and VOBA.

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

	2010	2009
Impact of separate account growth and contractowner withdrawal
behavior different from assumptions	$0.4	$102.6
Impact of current year gross profit variances	(7.7)	93.4
Impact of refinements of gross profit projections	14.9	140.4
Total unlocking effect on Amortization of DAC and VOBA	$7.6	$336.4

7.	Capital Contributions and Dividends

During the three months ended March 31, 2010 and 2009, the Company received $239.0 and $835.0, respectively, in capital contributions from its Parent.

During the three months ended March 31, 2010 and 2009, the Company did not pay any dividends or return of capital distributions on its capital stock to its Parent.

8.	Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2010 and 2009 were (22.2)% and 28.0% respectively.  The effective rates differ from the statutory rate due to the following items:

	Three Months Ended March 31,
	2010	2009
Statutory rate	35.0%	35.0%

Dividends received deduction	(188.5)%	2.5%
Valuation allowance	136.6%	(9.5)%
Low income housing tax credit	(6.3)%	0.1%
Other	1.0%	(0.1)%
Effective rate at March 31	(22.2)%	28.0%

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized.  At March 31, 2010 and December 31, 2009, the Company had a tax valuation allowance of $204.8 and $197.5, respectively, related to realized capital losses.  The change from December 31, 2009 to March 31, 2010 in tax valuation allowance of $7.3 is included in Net income (loss).  Additionally, at March 31, 2010 and December 31, 2009, the Company had a tax valuation allowance of $66.5 and $106.0, respectively, which is included in Accumulated other comprehensive income (loss).  At March 31, 2010, the Company had a $5.1 tax valuation allowance against foreign tax credits, the benefit of which is uncertain.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrecognized Tax Benefits

As of March 31, 2010, the Company’s gross unrecognized tax benefit was $61.4, of which $54.5 would affect the Company’s effective tax rate, if recognized. As of December 31, 2009, the Company’s gross cumulative unrecognized tax benefit was $60.3. Additionally, the Company recognized a gross liability of $4.4 for interest related to its unrecognized tax benefits as of March 31, 2010 and December 31, 2009. The Company continually evaluates its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits could decrease during the next 12 months by up to $35.1, due to completion of tax authority examinations.

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

Under this agreement, the Company did not incur any interest expense for the three months ended March 31, 2010.  The Company incurred interest expense of $0.1 for the three months ended March 31, 2009.  The Company earned interest income of $0.3 for the three months ended March 31, 2010 and 2009.  Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations.  As of March 31, 2010 and December 31, 2009, the Company had an outstanding receivable of $652.6 and $545.5, respectively, with ING AIH under the reciprocal loan agreement.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Financial Statements included in the Company’s 2009 Annual Report on Form 10-K.

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

As of March 31, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $469.0, of which $184.7 was with related parties. At December 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $354.6, of which $193.0 was with related parties.  During the three months ended March 31, 2010, $8.3 was funded to related parties under these commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA.  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of March 31, 2010 and December 31, 2009, the Company held $37.9 and $32.1, respectively, of cash collateral, related to derivative contracts, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets.  In addition, as of March 31, 2010 and December 31, 2009, the Company delivered collateral of $682.6 and $574.6, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Regulatory Matters

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company and of the financial services industry.  In each case, the Company and its affiliates have been and are providing full cooperation.  For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the Other Regulatory Matters section of the Commitments and Contingent Liabilities footnote to the Financial Statements included in the Company’s 2009 Annual Report on Form 10-K.

11.	Restructuring Charges

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

On January 12, 2009, ING announced expense and staff reductions across all U.S. operations, which resulted in the elimination of 114 current and open positions in the Company.  Due to the staff reductions, curtailment of pension benefits occurred during the first quarter of 2009, which resulted in the recognition of an immaterial loss related to unrecognized prior service costs. For the three months ended March 31, 2010, the Company incurred immaterial severance costs. For the three months ended March 31, 2009, the Company incurred $8.3 in charges related to employee severance and termination benefits and pension curtailment charges. For the three months ended March 31, 2010 and 2009, the Company made payments of $1.7 and $4.1, respectively, related to employee severance and termination. The total restructuring reserve outstanding was $2.0 at March 31, 2010.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of March 31, 2010 and 2009.

	2010	2009
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale, including OTTI of $(136.5) in 2010	$(92.4)	$(2,680.2)
Equity securities, available-for-sale	7.0	0.8
DAC/VOBA adjustment on available-for-sale securities	(202.7)	1,081.0
Sales inducements adjustment on available-for-sale securities	(25.4)	123.0
Other investments	(5.3)	(5.8)
Unrealized capital losses, before tax	(318.8)	(1,481.2)
Deferred income tax asset	111.6	518.4
Deferred tax asset valuation allowance	(66.5)	(24.4)
Net unrealized capital losses	(273.7)	(987.2)
Pension liability, net of tax	(3.2)	(2.7)
Accumulated other comprehensive loss	$(276.9)	$(989.9)

On April 1, 2009, the Company adopted new US GAAP guidance on impairments, included in ASC Topic 320.  As prescribed by this accounting guidance, noncredit impairments, reflecting the portion of the impairment between the present value of future cash flows and fair value, were recognized in Other comprehensive income (loss).  As of March 31, 2010, net unrealized capital gains (losses) on available-for-sale fixed maturities included $136.5 of noncredit impairments.

Changes in unrealized capital gains (losses) on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the three months ended March 31, 2010 and 2009.

	2010	2009
Net unrealized capital holding gains (losses) arising
during the period(1)	$208.9	$204.7
Less: reclassification adjustment for gains (losses) and
other items included in Net income (loss)(2)	12.5	(133.8)
Net change in unrealized capital gains (losses) on securities	$196.4	$338.5
(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $321.4 and $315.0 for the threemonths ended March 31, 2010 and 2009, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $19.3 and $(205.8) for the three months ended March 31,
2010 and 2009, respectively.

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

2010
Balance at January 1, 2010	$100.1
Additional noncredit impairments:
On securities not previously impaired	45.6
On securities previously impaired	0.4
Reductions:
Securities sold, matured, prepaid or paid down(1)	(3.4)
Securities with additional credit impairments(1)	(6.2)
Balance at March 31, 2010	$136.5
(1) Represents realization of noncredit impairments to Net income (loss).

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate) for each of the three months ended March 31, 2010 and 2009, and financial condition as of March 31, 2010 and December 31, 2009.  This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2009 Annual Report on Form 10-K.

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

(1)
While the United States is slowly emerging from the recent financial crisis after substantial governmental intervention, significant risks still remain for the United States and other world economies. Recent concerns regarding certain sovereign credit risks and the threat of contagion could increase U.S. market uncertainty and volatility. These global market conditions have affected and may continue to affect the Company’s results of operations;

(2)
Adverse financial market conditions, changes in rating agency standards and practices and/or actions taken by ratings agencies may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital;

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

(6)
Recent federal actions taken to alleviate the financial crisis may not be effective and state and federal financial regulatory reform initiatives, including new laws and regulations, could have unintended consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity;

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

(20)	The Company may be adversely affected by increased governmental and regulatory scrutiny or negative publicity;
(21)	A loss of key employees could increase the Company’s operational risks and could adversely affect the effectiveness of internal controls over financial reporting;
(22)	Litigation may adversely affect profitability and financial condition;
(23)	Changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(24)	The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability;
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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including initial public offerings, sales, or a combination thereof.

The Company has one operating segment.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2009 Annual Report on Form 10-K, except as noted in the Recently Adopted Accounting Standards footnote.

Results of Operations

Overview

Products currently offered by the Company include immediate and deferred fixed annuities, designed to address individual customer needs for tax-advantaged savings, retirement needs, and wealth-protection concerns, and guaranteed investment contracts and funding agreements (collectively referred to as “GICs”), sold primarily to institutional investors and corporate benefit plans.

On April 9, 2009, ING USA’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions.  In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products to be sold by ING USA's affiliate, ING Life Insurance and Annuity Company.  As part of this strategy, ING USA ceased new sales of variable annuity products in March of 2010. Some new flows will continue on ING USA variable annuities either as transfers related to applications that were in process prior to the product closures or as add-on premiums to existing contracts.

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

Economic Analysis

The U.S. economic environment in 2010 has continued to show improvement from the extreme volatility and disruption experienced since the latter part of 2008 and throughout 2009, due largely to the stresses affecting the global financial systems.  It appears the United States is slowly emerging from a severe recession and although some improvement in the economic environment began to materialize in the latter part of the first quarter of 2009, a mostly sluggish economy has persisted into 2010 and significant risks still remain for the United States and other world economies. These economic conditions present challenges to the Company and the entire insurance industry.

Equity markets improved for the three months ended March 31, 2010. Equity market performance impacts the Company on several fronts. Higher average equity market levels in 2010, in comparison with the same period in 2009, favorably impacted variable AUM and corresponding fee revenue, and contributed to lower net amount at risk for variable annuity guaranteed benefits when compared to prior year.

The market continued to show signs of recovery from the credit and liquidity crisis that impacted short-term, London InterBank Offered Rates (“LIBOR”) and U.S. Treasury rates, including the narrowing of credit spreads during the latter part of 2009 and the first quarter of 2010, although they remained wide compared to average credit spreads over the past 20 years. The long-term U.S. Treasury rates in the first quarter of 2010 decreased from the year-end of 2009, which had a positive effect on the fixed maturities portfolio and resulted in lower unrealized capital losses and a decrease in other-than-temporary impairments.

Quarter ended March 31, 2010 compared to quarter ended March 31, 2009

The Company’s results of operations for the three months ended March 31, 2010, and changes therein, include a favorable variance in net income (loss) due primarily to a decrease in net amortization of DAC and VOBA driven by favorable equity markets, and lower interest credited and other benefits to contractowners. These favorable items were partially offset by higher net realized capital losses mainly related to futures, lower Premiums and lower Net investment income.

	Three Months Ended March 31,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Net investment income	$319.6	$380.7	$(61.1)	(16.0)%
Fee income	268.2	199.4	68.8	34.5%
Premiums	49.6	114.0	(64.4)	(56.5)%
Net realized capital losses:
Total other-than-temporary impairment losses	(71.5)	(300.3)	228.8	76.2%
Portion of other-than-temporary
impairment losses recognized in Other
comprehensive income (loss)	46.0	-	46.0	NM
Net other-than-temporary impairments
recognized in earnings	(25.5)	(300.3)	274.8	91.5%
Other net realized capital (losses) gains	(237.0)	148.5	(385.5)	NM
Total net realized capital losses	(262.5)	(151.8)	(110.7)	(72.9)%
Other income	0.1	1.4	(1.3)	(92.9)%
Total revenue	375.0	543.7	(168.7)	(31.0)%
Benefits and expenses:
Interest credited and other benefits to contractowners	184.9	500.2	(315.3)	(63.0)%
Operating expenses	101.4	88.3	13.1	14.8%
Net amortization of deferred policy acquisition
costs and value of business acquired	65.6	268.6	(203.0)	(75.6)%
Interest expense	8.0	7.3	0.7	9.6%
Other expense	9.7	6.7	3.0	44.8%
Total benefits and expenses	369.6	871.1	(501.5)	(57.6)%
Income (loss) before income taxes	5.4	(327.4)	332.8	NM
Income tax benefit	(1.2)	(91.8)	90.6	98.7%
Net income (loss)	$6.6	$(235.6)	$242.2	NM
Effective tax rate	(22.2)%	28.0%

Revenues

Total revenue decreased for the three months ended March 31, 2010, primarily reflecting an increase in Net realized capital losses, lower Premiums and Net investment income, partially offset by higher Fee income.

Net investment income for the three months ended March 31, 2010, decreased due to higher asset balances in short-term assets, which produce lower yields.  This decline was partially offset by lower management fees charged by the Company’s affiliate, ING Investment Management, LLC, for management of its general account assets, higher returns on alternative investments and equity securities, as well as an increase in investment income as a result of the combined coinsurance and coinsurance funds withheld agreement with Security Life of Denver International Limited (“SLDI”), an affiliate.  However, investment income related to this agreement is ceded to SLDI and reported as a corresponding increase in Interest credited and other benefits to policyholders.

The increase in Fee income for the three months ended March 31, 2010, reflects an increase in average variable AUM, primarily driven by improvements in the equity market.  In addition, fee income is generated from living benefit riders related to the combined coinsurance and coinsurance funds withheld agreement with SLDI.  This fee income is ceded to SLDI and is reported as a corresponding increase in Interest credited and other benefits to policyholders.

Premiums for the three months ended March 31, 2010, decreased due to lower sales on a small block of business ceded to the Company from ReliaStar Life Insurance Company (“RLI”), an affiliate, under the bulk reinsurance agreements entered into during the fourth quarter of 2008 and the ceding of group term life premiums reinsured from RLI to a third party under the monthly renewable term reinsurance agreement, which was effective June 30, 2009. In addition, effective January 1, 2010, the Company terminated its U.S. Group Reinsurance agreement due to the sale of the business to Reinsurance Group of America.

Total net realized capital losses increased for the three months ended March 31, 2010, primarily due to losses on futures related to a) hedging of variable annuity guaranteed death benefits, b) a gain in the first quarter of 2009 related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, c) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI, an affiliate, under the combined coinsurance and coinsurance funds withheld agreement, which commenced in the third quarter of 2009. However, the losses on the VAGLB futures incurred are ceded to SLDI and reported as a corresponding decrease in Interest credited and other benefits to policyholders. Futures were in a short position and their fair value decreased as equity markets improved in 2010.  The derivative losses on futures were partially offset by gains on currency swaps and forwards related to the rise of the US Dollar in 2010, gains on options in a long position which are used to hedge risks associated with fixed indexed annuities, and realized gains on fixed maturities primarily due to a reduction in impairments as economic conditions improved.

Benefits and Expenses

Total benefits and expenses for the three months ended March 31, 2010, decreased primarily due to a decrease in Interest credited and other benefits to contractowners and lower Net amortization of DAC and VOBA.

The decrease in Interest credited and other benefits to contractowners for the three months ended March 31, 2010, reflects a decline driven by the ceding of losses on futures, investment income and fee income under the combined coinsurance and coinsurance funds withheld agreement with SLDI. The corresponding losses,  investment income, and fee income are reported in Total net realized capital losses, Net investment income, and Fee income, respectively. In addition, interest credited and other benefits to contractowners reflects a favorable change in variable annuity guaranteed benefit reserves which was primarily driven by the increase in equity markets in 2010 compared to a decline in the first quarter of 2009. The decline in a small block of business ceded to the Company from its affiliate, RLI, also contributed to lower interest credited. These decreases were partially offset by an unfavorable change in fixed indexed annuity reserves attributable to the increase in equity markets during 2010.

The Net amortization of DAC and VOBA decreased for the three months ended March 31, 2010, driven by an increase in estimated future gross profits due to the increase in equity markets in 2010 compared to a decline in the first quarter of 2009.

Income Taxes

Income tax benefit decreased for the three months ended March 31, 2010, primarily due to changes in income (loss) before taxes, offset by a decrease in the tax valuation allowance on realized capital losses and an increase in the dividends received deduction.

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

Portfolio Composition

The following tables present the investment portfolio at March 31, 2010 and December 31, 2009.

	2010		2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
Fixed maturities, available-for-sale,
including securities pledged	$18,373.9	69.1%	$18,249.0	71.3%
Equity securities, available-for-sale	167.5	0.6%	154.3	0.6%
Short-term investments	3,139.7	11.8%	2,044.0	8.0%
Mortgage loans on real estate	3,286.5	12.4%	3,413.2	13.3%
Policy loans	129.4	0.5%	131.6	0.5%
Loan - Dutch State obligation	933.2	3.5%	1,026.0	4.0%
Limited partnerships/corporations	258.8	1.0%	252.6	1.0%
Derivatives	261.0	1.0%	317.4	1.2%
Other investments	24.2	0.1%	23.9	0.1%
Total investments	$26,574.2	100.0%	$25,612.0	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of March 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$3,497.1	$6.4	$73.2	$-	$3,430.3
U.S. government agencies and authorities	26.0	0.1	1.7	-	24.4
State, municipalities, and political
subdivisions	47.8	2.5	5.2	-	45.1

U.S. corporate securities:
Public utilities	1,058.1	60.9	5.2	-	1,113.8
Other corporate securities	4,584.8	274.8	40.0	0.4	4,819.2
Total U.S. corporate securities	5,642.9	335.7	45.2	0.4	5,933.0

Foreign securities(1):
Government	346.7	26.3	3.4	-	369.6
Other	3,122.9	165.1	46.3	0.1	3,241.6
Total foreign securities	3,469.6	191.4	49.7	0.1	3,611.2

Residential mortgage-backed securities	1,589.6	204.8	107.7	76.8	1,609.9
Commercial mortgage-backed securities	2,660.9	68.4	247.8	8.7	2,472.8
Other asset-backed securities	1,532.4	13.5	248.2	50.5	1,247.2
Total fixed maturities, including securities pledged	18,466.3	822.8	778.7	136.5	18,373.9
Less: securities pledged	840.5	2.4	24.9	-	818.0
Total fixed maturities	$17,625.8	$820.4	$753.8	$136.5	$17,555.9
(1) Primarily U.S. dollar denominated.
(2) Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit impairments").

Fixed maturities, available-for-sale, were as follows as of December 31, 2009.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$4,201.0	$2.5	$80.0	$-	$4,123.5
U.S. government agencies and authorities	26.1	0.1	1.6	-	24.6
State, municipalities, and political
subdivisions	47.8	2.2	5.2	-	44.8

U.S. corporate securities:
Public utilities	997.4	57.5	6.9	-	1,048.0
Other corporate securities	4,290.8	247.8	71.8	0.4	4,466.4
Total U.S. corporate securities	5,288.2	305.3	78.7	0.4	5,514.4

Foreign securities(1):
Government	369.8	23.8	8.3	-	385.3
Other	2,880.8	131.7	78.5	0.4	2,933.6
Total foreign securities	3,250.6	155.5	86.8	0.4	3,318.9

Residential mortgage-backed securities	1,758.9	210.7	150.7	70.9	1,748.0
Commercial mortgage-backed securities	3,012.5	25.3	448.2	-	2,589.6
Other asset-backed securities	1,218.6	11.8	316.8	28.4	885.2
Total fixed maturities, including securities pledged	18,803.7	713.4	1,168.0	100.1	18,249.0
Less: securities pledged	1,079.4	35.3	22.2	-	1,092.5
Total fixed maturities	$17,724.3	$678.1	$1,145.8	$100.1	$17,156.5
(1) Primarily U.S. dollar denominated.
(2) Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit impairments").

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector.  The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies.  The average quality rating of the Company's fixed maturities portfolio was A+ and AA- at March 31, 2010 and December 31, 2009, respectively.  Ratings are calculated using a rating hierarchy that considers Standard and Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows at March 31, 2010 and December 31, 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$6,624.9	36.0%	$6,545.2	35.4%
AA	1,025.4	5.6%	1,084.7	5.9%
A	3,852.0	21.0%	3,752.0	20.3%
BBB	5,368.9	29.2%	5,225.2	28.3%
BB	738.4	4.0%	808.8	4.4%
B and below	764.3	4.2%	1,050.4	5.7%
Total	$18,373.9	100.0%	$18,466.3	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$7,577.0	41.5%	$7,658.8	40.7%
AA	896.7	4.9%	1,028.9	5.5%
A	3,440.2	18.9%	3,465.0	18.4%
BBB	5,029.9	27.6%	4,992.4	26.6%
BB	720.8	3.9%	861.4	4.6%
B and below	584.4	3.2%	797.2	4.2%
Total	$18,249.0	100.0%	$18,803.7	100.0%

91.8% and 92.9% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at March 31, 2010 and December 31, 2009, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, including securities pledged to creditors, by market sector were as follows at March 31, 2010 and December 31, 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$3,430.3	18.7%	$3,497.1	18.9%
U.S. government agencies and authorities	24.4	0.1%	26.0	0.2%
U.S. corporate, state, and municipalities	5,978.1	32.5%	5,690.7	30.8%
Foreign	3,611.2	19.6%	3,469.6	18.8%
Residential mortgage-backed	1,609.9	8.8%	1,589.6	8.6%
Commercial mortgage-backed	2,472.8	13.5%	2,660.9	14.4%
Other asset-backed	1,247.2	6.8%	1,532.4	8.3%
Total	$18,373.9	100.0%	$18,466.3	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$4,123.5	22.6%	$4,201.0	22.3%
U.S. government agencies and authorities	24.6	0.1%	26.1	0.1%
U.S. corporate, state, and municipalities	5,559.2	30.5%	5,336.0	28.4%
Foreign	3,318.9	18.2%	3,250.6	17.3%
Residential mortgage-backed	1,748.0	9.6%	1,758.9	9.4%
Commercial mortgage-backed	2,589.6	14.2%	3,012.5	16.0%
Other asset-backed	885.2	4.8%	1,218.6	6.5%
Total	$18,249.0	100.0%	$18,803.7	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of March 31, 2010, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$436.9	$439.7
After one year through five years	4,899.5	5,122.1
After five years through ten years	3,912.0	4,051.7
After ten years	3,435.0	3,430.5
Mortgage-backed securities	4,250.5	4,082.7
Other asset-backed securities	1,532.4	1,247.2
Less: securities pledged	840.5	818.0
Fixed maturities, excluding securities pledged	$17,625.8	$17,555.9

Subprime and Alt-A Mortgage Exposure

Since the third quarter of 2007, credit markets have become more turbulent amid concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”).  This resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets. Although some improvement in credit markets occurred in 2009, these challenging conditions largely remain in 2010.

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages.  The Company does have exposure to Residential Mortgage-backed Securities (“RMBS”) and Asset-backed Securities (“ABS”).  Subprime lending is the origination of loans to customers with weaker credit profiles.  The Company defines Alt-A Loans to include residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

Trading activity for the Company’s RMBS, particularly subprime and Alt-A mortgage-backed securities, declined during 2008 as a result of the dislocation of the credit markets.  The Company continued to obtain pricing information from commercial pricing services and brokers.  However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008.  As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive.  The Company did not change its valuation procedures as a result of determining that the market was inactive. Due to increased trade activity of Alt-A RMBS during the second half of 2009, the Company determined that the Alt-A RMBS market is now active.

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of March 31, 2010 and December 31, 2009.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above.  As of March 31, 2010, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $443.8 and $271.0, respectively, representing 2.4% of total fixed maturities.  As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $429.2 and $304.3, respectively, representing 2.7% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of March 31, 2010 and December 31, 2009:

2010				2009
% of Total				% of Total
Subprime				Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	29.4%	2007	39.2%	AAA	33.7%	2007	38.7%
AA	17.9%	2006	7.1%	AA	20.7%	2006	7.2%
A	7.6%	2005 and prior	53.7%	A	6.9%	2005 and prior	54.1%
BBB	8.4%		100.0%	BBB	8.3%		100.0%
BB and below	36.7%			BB and below	30.4%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above.  As of March 31, 2010, the fair value and gross unrealized losses aggregated to $151.1 and $82.6, respectively, representing 0.8% of total fixed maturities.  As of December 31, 2009, the fair value and gross unrealized losses aggregated to $156.5 and $94.0, respectively, representing 1.0% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of March 31, 2010 and December 31, 2009:

2010				2009
% of Total				% of Total
Alt-A				Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	24.2%	2007	30.1%	AAA	27.9%	2007	30.4%
AA	1.5%	2006	19.3%	AA	1.8%	2006	20.1%
A	0.0%	2005 and prior	50.6%	A	0.8%	2005 and prior	49.5%
BBB	0.9%		100.0%	BBB	6.9%		100.0%
BB and below	73.4%			BB and below	62.6%
	100.0%				100.0%

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

As of March 31, 2010 and December 31, 2009, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $2.5 billion and $2.6 billion, respectively,   and other ABS, excluding subprime exposure, totaled $808.6 and $461.3, respectively.  CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of March 31, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 55.1%, 19.8%, and 11.7%, respectively, of total other ABS, excluding subprime exposure.  As of December 31, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations, and automobile receivables comprising 35.0%, 44.7%, and 5.9%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of March 31, 2010 and December 31, 2009:

2010				2009
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	52.1%	2008	0.4%	AAA	66.8%	2008	0.5%
AA	14.1%	2007	26.9%	AA	9.6%	2007	26.2%
A	18.4%	2006	30.0%	A	14.2%	2006	29.9%
BBB	11.3%	2005 and prior	42.7%	BBB	6.4%	2005 and prior	43.4%
BB and below	4.1%		100.0%	BB and below	3.0%		100.0%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of March 31, 2010 and December 31, 2009:

2010				2009
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	64.4%	2009	22.3%	AAA	32.9%	2008	0.0%
AA	12.7%	2008	1.5%	AA	21.3%	2007	9.7%
A	7.4%	2007	20.0%	A	16.6%	2006	36.5%
BBB	14.0%	2006	27.0%	BBB	24.7%	2005 and prior	53.8%
BB and below	1.5%	2005 and prior	29.2%	BB and below	4.5%		100.0%
	100.0%		100.0%		100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $3.3 billion and $3.4 billion as of March 31, 2010 and December 31, 2009, respectively.  These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

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

All commercial mortgages are rated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  Impairments taken on the mortgage loan portfolio were $0.2 for the three months ended March 31, 2010. There were no impairments taken on the mortgage portfolio for the three months ended March 31, 2009. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  One mortgage loan in the Company’s portfolio was in arrears with respect to principal and interest at March 31, 2010, which was subsequently paid off in April 2010.  Due to challenges that the current economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process.  At March 31, 2010 and December 31, 2009, the Company had a $3.6 and $4.1 allowance for mortgage loan credit losses, respectively.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans.  The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property.  The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments.  These ratios are utilized as part of the review process described above.  LTV and DSC ratios as of March 31, 2010 and December 31, 2009, are as follows:

	2010(1)	2009(1)
Loan to Value Ratio:
0% - 50%	$1,438.3	$1,541.0
50% - 60%	753.2	742.5
60% - 70%	822.0	845.0
70% - 80%	253.2	264.9
80% - 90%	23.4	23.9
Total Commercial Mortgage Loans	$3,290.1	$3,417.3
(1) Balances do not include allowance for mortgage loan credit losses.

	2010(1)(2)	2009(1)(2)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,329.1	$2,356.1
1.25x - 1.5x	341.5	371.5
1.0x - 1.25x	274.8	284.1
Less than 1.0x	194.2	219.5
Total Commercial Mortgage Loans	$3,139.6	$3,231.2
(1) Balances do not include allowance for mortgage loan credit losses.
(2) Excludes mortgages that are secured by loans on land or construction deals.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of March 31, 2010 and December 31, 2009.

	2010(1)		2009(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans
by US Region:
Pacific	$856.1	26.0%	$894.6	26.2%
South Atlantic	627.0	19.1%	649.7	19.0%
Middle Atlantic	418.6	12.7%	465.7	13.6%
East North Central	392.7	11.9%	401.6	11.8%
West South Central	367.2	11.2%	371.0	10.9%
Mountain	372.5	11.3%	375.8	11.0%
New England	90.0	2.8%	90.6	2.6%
West North Central	99.4	3.0%	100.8	2.9%
East South Central	66.6	2.0%	67.5	2.0%
Total Commercial Mortgage Loans	$3,290.1	100.0%	$3,417.3	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

	2010(1)		2009(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans
by Property Type:
Apartments	$543.9	16.5%	$547.7	16.0%
Hotel/Motel	178.5	5.4%	180.5	5.3%
Industrial	1,064.0	32.4%	1,105.7	32.3%
Mixed Use	10.7	0.3%	16.2	0.5%
Office	663.4	20.2%	703.5	20.6%
Other	108.3	3.3%	136.0	4.0%
Retail	721.3	21.9%	727.7	21.3%
Total Commercial Mortgage Loans	$3,290.1	100.0%	$3,417.3	100.0%

(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of commercial mortgages by year of origination as of March 31, 2010 and December 31, 2009.

	2010(1)	2009(1)
Year of Origination:
2010	$62.5	$-
2009	34.9	36.7
2008	464.1	477.6
2007	553.5	601.8
2006	346.0	385.1
2005 and prior	1,829.1	1,916.1
Total Commercial Mortgage Loans	$3,290.1	$3,417.3
(1) Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at March 31, 2010 and December 31, 2009.

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less
below amortized cost	$92.9	10.2%	$10.2	1.1%	$170.1	13.5%	$21.2	1.7%
More than six months and
twelve months or less
below amortized cost	45.3	4.9%	93.6	10.2%	259.3	20.4%	200.8	15.8%
More than twelve months
below amortized cost	331.9	36.3%	341.3	37.3%	419.0	33.0%	197.7	15.6%
Total unrealized capital losses	$470.1	51.4%	$445.1	48.6%	$848.4	66.9%	$419.7	33.1%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at March 31, 2010 and December 31, 2009.

	Six Months	More than
	or Less	Six Months and	More than	Total
	Below	Twelve Months	Twelve Months	Unrealized
	Amortized	or Less Below	Below	Capital
2010	Cost	Amortized Cost	Amortized Cost	Losses
Interest rate or spread widening	$88.4	$14.9	$72.2	$175.5
Mortgage and other asset-backed securities	14.7	124.0	601.0	739.7
Total unrealized capital losses	$103.1	$138.9	$673.2	$915.2
Fair value	$3,322.9	$446.3	$2,822.4	$6,591.6

2009
Interest rate or spread widening	$99.3	$31.6	$122.2	$253.1
Mortgage and other asset-backed securities	92.0	428.5	494.5	1,015.0
Total unrealized capital losses	$191.3	$460.1	$616.7	$1,268.1
Fair value	$5,275.9	$1,058.2	$2,714.5	$9,048.6

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at March 31, 2010 and December 31, 2009.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. Treasuries	$2,130.5	$71.9	$13.3	$1.3	$-	$-	$2,143.8	$73.2
U.S. government
agencies
and authorities	-	-	15.2	0.9	8.1	0.8	23.3	1.7
U.S. corporate, state,
and municipalities	480.4	6.7	141.8	9.8	528.3	34.3	1,150.5	50.8
Foreign	288.3	9.8	46.3	2.9	401.4	37.1	736.0	49.8
Residential
mortgage-backed	27.4	5.5	133.3	58.3	335.3	120.7	496.0	184.5
Commercial
mortgage-backed	157.0	7.7	44.7	37.5	975.3	211.3	1,177.0	256.5
Other asset-backed	239.3	1.5	51.7	28.2	574.0	269.0	865.0	298.7
Total	$3,322.9	$103.1	$446.3	$138.9	$2,822.4	$673.2	$6,591.6	$915.2

2009
U.S. Treasuries	$3,761.2	$80.0	$-	$-	$-	$-	$3,761.2	$80.0
U.S. government
agencies	15.2	0.8	8.2	0.8	-	-	23.4	1.6
and authorities
U.S. corporate, state,
and municipalities	273.8	6.7	108.1	13.5	737.7	64.1	1,119.6	84.3
Foreign	228.1	11.8	107.8	17.3	472.6	58.1	808.5	87.2
Residential
mortgage-backed	139.1	46.5	183.5	92.3	260.7	82.8	583.3	221.6
Commercial
mortgage-backed	795.5	44.1	534.6	243.1	682.7	161.0	2,012.8	448.2
Other asset-backed	63.0	1.4	116.0	93.1	560.8	250.7	739.8	345.2
Total	$5,275.9	$191.3	$1,058.2	$460.1	$2,714.5	$616.7	$9,048.6	$1,268.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 80.7% of the average book value as of March 31, 2010.  In addition, this category includes 465 securities, which have an average quality rating of A-.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less
below amortized cost	$1,880.0	$59.3	$112.1	$15.7	196	17
More than six months and
twelve months or less
below amortized cost	2,708.2	389.9	103.4	184.0	193	125
More than twelve months
below amortized cost	1,365.0	1,104.4	60.1	439.9	134	153
Total	$5,953.2	$1,553.6	$275.6	$639.6	523	295

2009
Six months or less
below amortized cost	$6,184.5	$396.8	$265.1	$111.8	282	96
More than six months and
twelve months or less
below amortized cost	1,248.5	982.3	68.8	433.2	191	115
More than twelve months
below amortized cost	619.0	885.6	27.8	361.4	113	158
Total	$8,052.0	$2,264.7	$361.7	$906.4	586	369

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. Treasuries	$2,217.0	$-	$73.2	$-	11	-
U.S. government agencies
and authorities	25.0	-	1.7	-	4	-
U.S. corporate, state and
municipalities	1,172.6	28.7	44.1	6.7	213	13
Foreign	701.2	84.6	23.9	25.9	93	18
Residential mortgage-backed	286.0	394.5	32.2	152.3	69	112
Commercial mortgage-backed	965.9	467.6	71.3	185.2	62	35
Other asset-backed	585.5	578.2	29.2	269.5	71	117
Total	$5,953.2	$1,553.6	$275.6	$639.6	523	295

2009
U.S. Treasuries	$3,841.2	$-	$80.0	$-	21	-
U.S. government agencies
and authorities	25.0	-	1.6	-	4	-
U.S. corporate, state and
municipalities	1,139.0	64.9	67.8	16.5	220	32
Foreign	712.7	183.0	33.1	54.1	93	30
Residential mortgage-backed	336.0	468.9	35.9	185.7	83	119
Commercial mortgage-backed	1,534.5	926.5	104.2	344.0	96	60
Other asset-backed	463.6	621.4	39.1	306.1	69	128
Total	$8,052.0	$2,264.7	$361.7	$906.4	586	369

During the three months ended March 31, 2010, unrealized capital losses on fixed maturities decreased by $352.9. Lower unrealized losses are due to improved economic conditions and tightening of credit spreads leading to increased value of fixed maturities.

At March 31, 2010, the Company had 13 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $244.5, or 26.7% of the total unrealized losses, as of March 31, 2010.  At December 31, 2009, the Company had 19 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $353.9, or 27.9% of the total unrealized losses, as of December 31, 2009.

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

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Condensed Statements of Operations as an other-than-temporary impairment (“OTTI”).  If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) on the Condensed Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Condensed Balance Sheets in accordance with the requirements of Accounting Standards Codification (“ASC”) Topic 320, “Investment - Debt and Equity Securities”.

In order to determine the amount of the OTTI that is considered a credit impairment, the Company estimates the recovery value by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security.  The effective interest rate is the current yield prior to impairment for a fixed rate security or current coupon yield for a floating rate security.

The following table identifies the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Statement of Operations, excluding impairments included in Other comprehensive income (loss), by type for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$34.2	3
U.S. corporate	1.3	5	41.3	38
Foreign(1)	11.9	6	18.0	24
Residential mortgage-backed	6.5	43	91.9	56
Other asset-backed	3.3	14	112.7	27
Commercial mortgage-backed	2.1	1	-	-
Equity securities	-	-	2.2	4
Public utilities	0.2	3	-	-
Mortgage loans on real estate	0.2	1	-	-
Total	$25.5	73	$300.3	152
(1) Primarily U.S. dollar denominated.

The above schedules include $22.3 and $80.2 for the three months ended March 31, 2010 and 2009, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings.  The remaining write-downs reflected in the schedules above are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$34.2	3
U.S. corporate	1.3	5	35.7	24
Foreign(1)	1.7	3	18.0	24
Residential mortgage-backed	-	-	23.1	8
Other asset-backed	-	-	109.1	11
Public utilities	0.2	3	-	-
Total	$3.2	11	$220.1	70
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities.  In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following table identifies the noncredit impairments recognized in Other comprehensive income (loss) by type for the three months ended March 31, 2010.

	Three Months Ended
	March 31, 2010*
		No of
	Impairment	Securities
Commercial mortgage-backed	$8.7	1
Residential mortgage-backed	11.4	19
Other asset-backed	25.9	6
Total	$46.0	26
* No amounts disclosed for the three months ended March 31, 2009, as new guidance on OTTI, included in ASC Topic 320, was adopted on April 1, 2009.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives.  The cost of the investments on disposal is determined based on specific identification of securities.  Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI
of $(25.3) and $(298.1) in 2010 and 2009, respectively	$23.1	$(232.4)
Equity securities, available-for-sale, including net OTTI of
$0 and $(2.2) in 2010 and 2009, respectively	0.1	(2.0)
Derivatives	(287.4)	84.9
Other investments, including net OTTI of $(0.2) in 2010	1.7	(2.3)
Net realized capital losses	$(262.5)	$(151.8)
After-tax net realized capital losses, including tax valuation
allowance of $(7.3) for 2010 and of $(30.9) for 2009	$(177.9)	$(129.6)

Total net realized capital losses increased for the three months ended March 31, 2010, primarily due to losses on futures related to a) hedging of variable annuity guaranteed death benefits, b) a gain in the first quarter of 2009 related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, c) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI, an affiliate, under the combined coinsurance and coinsurance funds withheld agreement, which commenced in the third quarter of 2009. However, the losses on the VAGLB futures incurred are ceded to SLDI and reported as a corresponding decrease in Interest credited and other benefits to policyholders. Futures were in a short position and their fair value decreased as equity markets improved in 2010.  The derivative losses on futures were partially offset by gains on currency swaps and forwards related to the rise of the US Dollar in 2010, gains on options in a long position which are used to hedge risks associated with fixed indexed annuities, and realized gains on fixed maturities primarily due to a reduction in impairments as economic conditions improved.

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$3,345.1	$85.2	$-	$3,430.3
U.S government agencies and authorities	-	24.4	-	24.4
U.S. corporate, state and municipalities	-	5,937.0	41.1	5,978.1
Foreign	-	3,539.9	71.3	3,611.2
Residential mortgage-backed securities	-	1,565.4	44.5	1,609.9
Commercial mortgage-backed securities	-	2,464.9	7.9	2,472.8
Other asset-backed securities	-	597.4	649.8	1,247.2
Equity securities, available-for-sale	155.7	-	11.8	167.5
Derivatives:
Interest rate contracts	-	54.5	-	54.5
Foreign exchange contracts	0.2	12.6	-	12.8
Equity contracts	23.2	-	170.3	193.5
Credit contracts	-	0.2	-	0.2
Embedded derivative on reinsurance	-	24.0	-	24.0
Cash and cash equivalents, short-term investments, and short-
term investments under securities loan agreement	3,347.8	-	-	3,347.8
Assets held in separate accounts	43,893.7	-	-	43,893.7
Total	$50,765.7	$14,305.5	$996.7	$66,067.9

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	$-	$-	$978.8	$978.8
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB" and "GMAB")	-	-	55.1	55.1
Derivatives:
Interest rate contracts	-	297.7	-	297.7
Foreign exchange contracts	-	47.4	-	47.4
Equity contracts	1.5	-	13.2	14.7
Credit contracts	-	14.0	81.5	95.5
Total	$1.5	$359.1	$1,128.6	$1,489.2

(1) Level 3 net assets and liabilities accounted for 0.2% of total net assets and liabilities measured at fair value on arecurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assetsand liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 0.6%.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged	$4,123.5	$12,613.4	$1,512.1	$18,249.0
Equity securities, available-for-sale:	149.8	-	4.5	154.3
Derivatives	42.8	59.1	215.5	317.4
Embedded derivatives on reinsurance	-	38.7	-	38.7
Cash and cash equivalents, short-term investments, and short-
term investments under securities loan agreement	2,242.8	8.0	-	2,250.8
Assets held in separate accounts	42,996.1	-	-	42,996.1
Total	$49,555.0	$12,719.2	$1,732.1	$64,006.3

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	$-	$-	$927.2	$927.2
Guaranteed Minimum Withdrawal and Accumulation Benefits
("GMWB"and "GMAB")	-	-	73.9	73.9
Other liabilities (primarily derivatives)	3.2	393.6	103.6	500.4
Total	$3.2	$393.6	$1,104.7	$1,501.5
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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return.  The portfolio management strategy for the fixed account considers the assets available-for-sale.  This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors.  The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks.  The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks.  The Company’s derivative counterparties are of high credit quality.  As of March 31, 2010, the Company had net derivative liabilities with a fair value of $455.3.

Recent Initiatives

In 2009, ING USA took certain actions to reduce its exposure to interest rate and market risks.  These actions included revisions to variable annuity guaranteed benefits for new business, reducing the minimum guaranteed interest rate on new fixed indexed annuities business, changes to certain products, reassessment of the investment strategy, hedging certain funds which previously were not hedged, hedging certain guaranteed death benefits which were previously not hedged, hedging interest rate risk on new variable annuity business and hedging the majority of the Company’s foreign currency risk.  ING USA continues to monitor these initiatives and their financial impacts, and will determine whether further actions are necessary.

The Company is evaluating its assumptions and estimation techniques for determining estimated gross profits in its amortization of DAC and VOBA. As part of this evaluation, the Company is assessing whether to implement a reversion to the mean technique of estimating its short-term equity market return assumptions in the second quarter of 2010. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters.

On April 9, 2009, ING USA’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions.  In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products to be sold by ING USA's affiliate, ING Life Insurance and Annuity Company.  As part of this strategy, ING USA ceased new sales of variable annuity products in March of 2010. Some new flows will continue on ING USA variable annuities either as transfers related to applications that were process prior to the product closures or as add-on premiums to existing contracts.

Volatile capital market conditions commencing in the fourth quarter of 2008 and continuing into 2009, coupled with numerous changes in regulatory and accounting requirements and changes in policyholder behavior as a result of the recent changed economic environment, presented extraordinary challenges to actuarial reserve valuation methodologies and controls. Since the second quarter of 2009, ING USA has been undertaking a review and strengthening of its systems, processes and internal controls, including those with respect to actuarial calculations on fixed and variable annuity products under statutory and other bases of accounting. As part of its internal controls review, ING USA has from time to time identified control issues that require corrective action and has taken, and will continue to undertake appropriate corrective action to address identified control issues. During the fourth quarter of 2009, ING USA implemented proprietary cash flow projection software as part of its systems-strengthening initiative. During 2010, ING USA will continue its controls review, system strengthening and corrective actions, including initiatives to ensure sustainability in controls in business owned applications used in actuarial and financial reporting processes, and to improve change controls and management of actuarial models and key assumptions. In addition, the Company has commenced an assessment of its IT system modification backlog and is enhancing its controls with respect to prioritizing, monitoring and implementing future system modifications.

On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the State of the Netherlands (the “Dutch State”) in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the full credit risk transfer to the Dutch State of 80% of ING’s Alt-A RMBS on March 31, 2009 (the “ING-Dutch State Transaction”). As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including initial public offerings, sales or combinations thereof.

On January 28, 2010, ING announced the filing of its appeal with the General Court of the European Union against specific elements of the EC’s decision regarding the ING Restructuring Plan.  Despite the appeal, ING is committed to executing the formal separation of banking and insurance and the divestment of the latter.  In its appeal, ING contests the state aid calculation the EC applied to the reduction in repayment premium agreed upon by ING and the Dutch State in connection with ING’s December 2009 repayment of the first EUR 5 billion of Core Tier 1 securities.  ING is also appealing the disproportionality of the price leadership restrictions imposed on ING with respect to the European financial sector.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  The Company maintains the following agreements:

▪
A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory net admitted assets, excluding Separate Accounts, as of the prior December 31.  At March 31, 2010 and December 31, 2009, the Company had an outstanding receivable of $652.6 and $545.5, respectively, with ING AIH under the reciprocal loan agreement.

▪	A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. At March 31, 2010 and December 31, 2009, the Company had no amounts outstanding under the revolving note facility.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  As of March 31, 2010 and December 31, 2009, the Company had $1,279.6 and $1,304.5, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB.  As of March 31, 2010 and December 31, 2009, assets with a market value of approximately $1,533.6 and $1,657.9, respectively, collateralized the funding agreements issued to the FHLB.  Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Distributions

During the three months ended March 31, 2010 and 2009, the Company received $239.0 and $835.0, respectively, in capital contributions from its Parent.

During the three months ended March 31, 2010 and 2009, the Company did not pay any dividends or return of capital distributions to its Parent.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of March 31, 2010 and December 31, 2009, the Company held $37.9 and $32.1, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets. In addition, as of March 31, 2010 and December 31, 2009, the Company delivered collateral of $682.6 and $574.6, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

Reinsurance Agreements

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, Security Life of Denver Insurance Company (“SLD”), effective August 20, 1999.  Under the terms of this agreement, the Company facultatively cedes to SLD, from time to time, certain GICs on a 100% coinsurance basis.  The value of GIC reserves ceded by the Company under this agreement was $47.5 at March 31, 2010 and December 31, 2009.  The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that SLD is also a major GIC issuer.  Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

The Company entered into an automatic reinsurance agreement with SLDI, an affiliate, dated June 30, 2008, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts, which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement.  The value of reserves ceded by the Company under this agreement was $885.6 and $878.6 at March 31, 2010 and December 31, 2009, respectively.  In addition, a deferred loss on the transaction in the amount of $370.3 is presented in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.  Effective July 1, 2009, the Company and SLDI entered into an amended and restated reinsurance agreement to change the reinsurance basis of the existing automatic reinsurance agreement dated June 30, 2008 between the Company and SLDI from coinsurance to a combined coinsurance and coinsurance funds withheld basis.  To effectuate this transaction, assets with a market value of $3.2 billion  were transferred on July 31, 2009 from SLDI to the Company, and the Company deposited those assets into a trust account. The Company also established a corresponding funds withheld liability to SLDI, which is included in Other liabilities on the Condensed Balance Sheets.

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

▪
Combo (Max 7) - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup (Rollup guarantees that, upon death, the death benefit will be no less than the aggregate premiums paid by the contractowner accruing interest at the contractual rate per annum, adjusted for contract withdrawals, which may be subject to a maximum cap on the rolled up amount. The Company has discontinued this option for new sales).

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

As of March 31, 2010 and December 31, 2009, the guaranteed value of these death benefits in excess of account values was estimated to be $9.4 billion and $10.3 billion, respectively, before reinsurance.  The decrease was primarily driven by the increase in account values due to favorable equity market performance in 2010.

As of March 31, 2010, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $8.3 billion, of which $8.3 billion was projected to be covered by the Company’s variable annuity guarantee hedging program.  As of December 31, 2009, the guaranteed value of guaranteed minimum death benefits in excess of account values, net of reinsurance, was estimated to be $9.1 billion, of which $9.1 billion was projected to be covered by the Company’s variable annuity guarantee hedging program.  As of March 31, 2010 and December 31, 2009, the Company recorded a liability of $475.6 and $477.6, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values.

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

Effective June 30, 2008, the Company reinsured most of its living benefit guarantees to SLDI, an affiliated reinsurer, to mitigate the risk produced by such benefits.  This reinsurance agreement covers all of the GMIBs, as well as the GMWBs with lifetime guarantees (“the “Reinsured living benefits”).  The GMABs and the GMWBs without lifetime guarantees (the “Non-reinsured living benefits”) are not covered by this reinsurance.

Prior to June 30, 2008, the Company utilized a variable annuity guarantee hedging program to mitigate risks associated with all living benefits.  The Non-reinsured living benefits are still covered by the Company’s variable annuity guarantee hedging program.

For the Reinsured living benefits, as of March 31, 2010 and December 31, 2009, the guaranteed value of these benefits in excess of account values was estimated to be $8.4 billion and $8.8 billion, respectively, before reinsurance.

For the Non-reinsured living benefits, as of March 31, 2010 and December 31, 2009, the guaranteed value of these benefits in excess of account values was $84.4 and $104.9, respectively.  The Company recorded a liability representing the estimated net present value of its future obligations for these benefits of $55.1 and $73.9 as of March 31, 2010 and December 31, 2009, respectively.

Variable Annuity Guarantee Hedging Program:  In order to hedge equity risk associated with non-reinsured GMDBs and guaranteed living benefits, the Company enters into futures positions or put options on various public market equity indices chosen to closely replicate contractowner variable fund returns.  The Company uses market consistent valuation techniques to establish its derivative position and to rebalance the derivative positions in response to market fluctuations.  One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. The Company also administers a hedging program that mitigates not only equity risk but also the interest rate and equity volatility risk associated with its Principal Guard GMWB product issued in 2005 and beyond.  This hedge strategy primarily involves entering into put options. The derivatives under the variable annuity guarantee hedging programs do not qualify for hedge accounting under accounting principles generally accepted in the United States (“US GAAP”).

In 2009, ING USA took certain actions to reduce its exposure to interest rate and market risks.  These actions included revisions to variable annuity guaranteed benefits for new business, reducing the minimum guaranteed interest rate on new fixed indexed annuities business, changes to certain products, reassessment of the investment strategy, hedging certain funds which previously were not hedged, hedging certain guaranteed death benefits which were previously not hedged, hedging interest rate risk on new variable annuity business and hedging the majority of the Company’s foreign currency risk.  ING USA continues to monitor these initiatives and their financial impacts, and will determine whether further actions are necessary.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets (the “Required Collateral Value Amount”).  Cash collateral received is invested in short term investments, with the offsetting collateral liability included in Borrowed money on the Balance Sheets. At March 31, 2010, the Company did not have securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2009, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $354.1 and is included in Securities pledged on the Condensed Balance Sheets.  The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $311.1 at December 31, 2009 and is included in Borrowed money on the Condensed Balance Sheets.  In addition to the repurchase obligation, the Company holds $28.9 in collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At March 31, 2010 and December 31, 2009, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at March 31, 2010.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At March 31, 2010 and December 31, 2009, the fair value of loaned securities was $135.3 and $163.7, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

Income Taxes

Estimated liabilities have been provided for uncertain tax benefits related to Internal Revenue Service (“IRS”) tax audits and state tax exams that have not been completed. The current payable of $37.9 may be reduced in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $26.3 cannot be reliably estimated.

Recently Adopted Accounting Standards

(See the Recently Adopted Accounting Standards and New Accounting Pronouncements footnotes to the condensed financial statements.)

Recently Enacted Legislation

In March 2010, President Obama signed the Patient Protection and Affordable Care Act (“PPACA”) into law, as well as signed the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which amends certain aspects of the PPACA (collectively, the “Act”).  The Act will require employers to make certain conforming changes to retiree health benefits provided in order to comply with the new legislation.  Significant provisions of the Act include expanded benefit mandates, an excise tax on health insurance coverage exceeding a threshold amount, and a temporary reinsurance program for eligible employment-based plans.  The effect of the Act on the Company's projected benefit obligation and cost depends on finalization of related regulatory requirements; however, the impact is not expected to be material.  The Company will continue to monitor and assess the effect of the Act as the regulatory requirements are finalized.

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation.  Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect.  The Administration’s recent proposal to facilitate “partial annuitizations,” if enacted, could encourage use of annuity products, while its proposal to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders.  Regarding company taxes, the Administration’s recently proposed “Financial Crisis Responsibility Fee”, to be imposed on large financial institutions, possibly including life insurers, could increase costs if enacted.  The SEC has a regulatory initiative underway to improve fee disclosure in financial products and has also adopted Regulation 151A, with an original effective date of January 12, 2011.  The new rule will have the effect of requiring the registration of fixed index annuity products.  The SEC recently proposed an effective date two years following Rule 151A’s reissue in the Federal Register.

In connection with the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State, the EC had a six month period to review and assess the competitive impact of the transaction.  On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation by the divestment of all insurance and investment management operations, including the Company. In November 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders.  On January 28, 2010, ING announced the filing of its appeal with the General Court of the European Union against specific elements of the EC’s decision regarding the ING Restructuring Plan.  Despite the appeal, ING is committed to executing the formal separation of banking and insurance and the divestment of the latter.  In its appeal, ING contests the state aid calculation the EC applied to the reduction in repayment premium agreed upon by ING and the Dutch State in connection with ING’s December 2009 repayment of the first EUR 5 billion of Core Tier securities.  ING is also appealing the disproportionality of the price leadership restrictions imposed on ING with respect to the European financial sector.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company and of the financial services industry.  In each case, the Company and its affiliates have been and are providing full cooperation.  For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2009 Annual Report on Form 10-K filed on March 31, 2010 (SEC File No. 001-32625).

Item 1A.	Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the 2009 Annual Report on Form 10-K.

Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition

On April 9, 2009, the Company's ultimate parent, ING Groep N.V. (“ING”) announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING's intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In addition, ING’s issuance of EUR 10 billion Core Tier 1 securities to the Dutch State and the transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State in the first quarter of 2009 were subject to review by the European Commission (the “EC”), under its state aid rules.

On October 26, 2009, ING announced the key components of the final restructuring plan (the “Restructuring Plan”) ING submitted to the EC as part of the EC state aid review and approval process. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. This separation will be achieved over the next four years by ING’s divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation, including initial public offerings, sales or combinations thereof. In November 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders. ING also reached an agreement with the Dutch State to alter the repayment terms of the Core Tier 1 securities in order to facilitate early repayment and ING repurchased in December 2009 EUR 5 billion of the total EUR 10 billion issued to the Dutch State. On January 28, 2010, ING announced the filing of an appeal with the General Court of the European Union against specific elements of the EC's decision regarding the Restructuring Plan. Despite the appeal, ING is committed to executing the formal separation of banking and insurance and the divestment of the latter.

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

Recent federal actions taken to alleviate the financial crisis may not be effective and state and federal financial regulatory reform initiatives, including new laws and regulations, could have unintended consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity

In response to the financial crisis affecting the banking system and financial markets, the U.S. federal government has passed new legislation in an effort to stabilize the financial markets, including the American Recovery and Reinvestment Act of 2009 and the Emergency Economic Stabilization Act of 2008. The Company cannot predict with any certainty the effect these actions or any other legislative initiatives will have on the financial markets or on the Company’s business, results of operations, financial condition, and liquidity. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates, which could materially affect the Company’s investments, results of operations and liquidity in ways that are not predictable. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect the Company’s results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, the Company may need to raise additional capital or consider other transactions to manage its capital position or liquidity.

The Obama Administration and Congress have made various proposals for financial services regulatory reform.  While the final form of this legislation is still unknown, the various proposals under consideration include a federal insurance office within the Treasury Department to monitor all aspects of the insurance industry.  The proposals under consideration in Congress also include special regulatory and insolvency regimes, including the possibility for higher capital, prudential and liquidity standards for financial institutions that are deemed to be systemically significant.  If ING were determined to be a systemically important company, ING and its subsidiaries could become subject to such enhanced supervision and prudential regulatory standards to be developed by systemic regulators in consultation with primary functional regulators. Although existing state insurance regulators would remain the primary regulators of the Company and its U.S. insurance company affiliates, federal regulators could be granted the authority to provide its own level of oversight, including subjecting ING, the Company and other ING subsidiaries to: increased capital and liquidity requirements and risk management standards; regulatory reporting to, and supervision and examination by, a specifically denominated federal regulator; and a prompt corrective action regime in the event of undercapitalization. The Obama Administration, members of Congress and Federal Banking regulators have also suggested new or increased taxes or assessments on banks and financial firms to mitigate the costs to taxpayers of various government programs established to address the financial crisis and to offset the costs of potential future crises. In addition, the proposed legislation also includes new conditions on the writing and trading of certain standardized and non-standardized derivatives. Although no financial services regulatory reform legislation has yet been enacted or regulations promulgated, any such requirements if adopted in the future could have unintended consequences for the financial services industry, including the Company; make it more expensive for the Company to conduct its business; subject the Company to greater regulatory scrutiny and have a material effect on the Company’s results of operations or financial condition.

In addition, the Company is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the National Association of Insurance Commissioners, the Securities and Exchange Commission, Financial Industry Regulatory Authority, Financial Accounting Standards Board, and state attorneys general. In light of the current financial crisis, some of these authorities are or may in the future consider enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way the Company conducts its business and manages capital, and may require the Company to satisfy increased capital requirements, any of which in turn could materially affect the Company’s results of operations, financial condition and liquidity.

Item 6.           Exhibits

See Exhibit Index on pages 98-99 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2010 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING USA ANNUITY AND LIFE INSURANCE COMPANY (the “Company”)
Exhibit Index

Exhibit Number	Description of Exhibit

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

10+	Third Agreement to Lease Agreement, dated February 11, 2010, between ING USA Annuity and Life Insurance Company and Lexington Lion Dunwoody, L.P.

12+	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1+	Certificate of Ewout L. Steenbergen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of Ewout L. Steenbergen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.