Form 10-Q
period 2010-06-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2010-08-13
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of August 6, 2010, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations
(Unaudited)
(In millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net investment income	$343.5	$323.8	$663.1	$704.5
Fee income	274.1	227.5	542.3	426.9
Premiums	226.8	142.3	276.4	256.3
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(48.1)	(205.7)	(119.7)	(506.0)
Portion of other-than-temporary impairment losses
recognized in Other comprehensive income (loss)	10.5	84.9	56.5	84.9
Net other-than-temporary impairments
recognized in earnings	(37.6)	(120.8)	(63.2)	(421.1)
Other net realized capital gains (losses)	659.7	(781.9)	422.8	(633.4)
Total net realized capital gains (losses)	622.1	(902.7)	359.6	(1,054.5)
Other (expense) income	(0.1)	(0.1)	-	1.3
Total revenue	1,466.4	(209.2)	1,841.4	334.5
Benefits and expenses:
Interest credited and other benefits to contractowners	1,296.3	114.5	1,481.2	614.7
Operating expenses	101.7	89.0	203.1	177.3
Net amortization of deferred policy acquisition costs
and value of business acquired	156.0	(438.2)	221.6	(169.6)
Interest expense	8.0	9.1	16.0	16.4
Other expense	11.1	17.6	20.9	24.3
Total benefits and expenses	1,573.1	(208.0)	1,942.8	663.1
Loss before income taxes	(106.7)	(1.2)	(101.4)	(328.6)
Income tax (benefit) expense	(54.9)	0.9	(56.2)	(90.9)
Net loss	$(51.8)	$(2.1)	$(45.2)	$(237.7)

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets
(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $19,822.9 at 2010 and $17,724.3 at 2009 )	$20,176.8	$17,156.5
Equity securities, available-for-sale, at fair value
(cost of $125.2 at 2010 and $150.8 at 2009)	128.9	154.3
Short-term investments	2,133.2	2,044.0
Mortgage loans on real estate	3,125.1	3,413.2
Policy loans	127.4	131.6
Loan - Dutch State obligation	898.5	1,026.0
Limited partnerships/corporations	272.8	252.6
Derivatives	383.1	317.4
Other investments	23.5	23.9
Securities pledged (amortized cost of $641.8 at 2010
and $1,079.4 at 2009)	677.6	1,092.5
Total investments	27,946.9	25,612.0
Cash and cash equivalents	194.2	37.8
Short-term investments under securities loan agreement	72.3	169.0
Accrued investment income	209.9	187.3
Receivable for securities sold	63.3	7.6
Premium receivable	54.7	86.9
Deposits and reinsurance recoverable	3,502.2	3,350.0
Deferred policy acquisition costs	3,208.5	3,718.0
Value of business acquired	76.0	113.4
Sales inducements to contractowners	729.6	810.2
Short-term loan to affiliate	442.0	545.5
Due from affiliates	29.6	816.3
Current income tax recoverable	8.1	-
Other assets	392.1	398.7
Assets held in separate accounts	39,856.4	42,996.1
Total assets	$76,785.8	$78,848.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets
(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$27,591.3	$27,044.7
Payable for securities purchased	124.1	115.7
Payables under securities loan agreement,
including collateral held	121.1	201.1
Borrowed money	-	311.1
Notes to affiliates	435.0	435.0
Due to affiliates	95.0	122.5
Current income taxes	-	69.0
Deferred income taxes	661.1	767.5
Other liabilities	4,561.5	4,045.2
Liabilities related to separate accounts	39,856.4	42,996.1
Total liabilities	73,445.5	76,107.9

Shareholder's equity:
Common stock (250,000 shares authorized, issued
and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,412.5	5,172.7
Accumulated other comprehensive loss	(108.0)	(512.8)
Retained earnings (deficit)	(1,966.7)	(1,921.5)
Total shareholder's equity	3,340.3	2,740.9
Total liabilities and shareholder's equity	$76,785.8	$78,848.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity
(Unaudited)
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Loss	(Deficit)	Equity
Balance at January 1, 2009	$2.5	$4,335.4	$(1,333.7)	$(2,236.7)	$767.5
Activity during the three months ended
March 31, 2009:
Total comprehensive income	-	-	343.8	(235.6)	108.2
Contribution of capital	-	835.0	-	-	835.0
Employee share-based payments	-	0.6	-	-	0.6
Balance at March 31, 2009	2.5	5,171.0	(989.9)	(2,472.3)	1,711.3
Cumulative effect of change in accounting
principle, net of DAC and tax	-	-	(312.0)	312.0	-
Balance at April 1, 2009	2.5	5,171.0	(1,301.9)	(2,160.3)	1,711.3
Comprehensive income:
Net loss	-	-	-	(2.1)	(2.1)
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains (losses)
on securities ($602.7 pretax), including
change in tax valuation allowance of $(15.9)	-	-	405.5	-	405.5
Portion of other-than-temporary impairment
losses recognized in other comprehensive
income (loss)	-	-	(84.9)	-	(84.9)
Pension liability ($0.2 pretax)	-	-	0.1	-	0.1
Total comprehensive income					318.6
Employee share-based payments	-	0.7	-	-	0.7
Balance at June 30, 2009	$2.5	$5,171.7	$(981.2)	$(2,162.4)	$2,030.6

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity
(Unaudited)
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Loss	(Deficit)	Equity
Balance at January 1, 2010	$2.5	$5,172.7	$(512.8)	$(1,921.5)	$2,740.9
Comprehensive income:
Net loss	-	-		(45.2)	(45.2)
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains (losses)
on securities ($454.3 pretax), including
decrease in valuation allowance of $(131.4)	-	-	438.5	-	438.5
Portion of other-than-temporary impairment
losses recognized in other comprehensive
income (loss)	-	-	(56.5)	-	(56.5)
Change in other-than-temporary impairment
losses recognized in other comprehensive
income (loss)	-	-	22.9	-	22.9
Pension liability ($0.2 pretax)	-	-	(0.1)	-	(0.1)
Total comprehensive income					359.6
Contribution of capital	-	239.0	-	-	239.0
Employee share-based payments	-	0.8	-	-	0.8
Balance at June 30, 2010	$2.5	$5,412.5	$(108.0)	$(1,966.7)	$3,340.3

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$1,661.6	$1,090.1

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	3,277.3	2,686.9
Equity securities, available-for-sale	65.2	54.1
Mortgage loans on real estate	368.3	200.7
Limited partnerships/corporations	0.4	11.0
Derivatives	(3.3)	230.3
Acquisition of:
Fixed maturities, available-for-sale	(4,983.4)	(204.8)
Equity securities, available-for-sale	(42.8)	(8.3)
Mortgage loans on real estate	(76.5)	(21.1)
Limited partnerships/corporations	(20.5)	(15.4)
Derivatives	(35.0)	(1,027.9)
Short-term investments, net	(89.3)	(1,492.1)
Loan-Dutch State obligation, payments received	127.5	82.8
Policy loans, net	4.1	1.1
Collateral held (delivered)	16.7	(6.2)
Other investments, net	0.5	0.4
Net cash (used in) provided by investing activities	(1,390.8)	491.5

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,081.7	1,944.2
Maturities and withdrawals from investment contracts	(1,301.2)	(4,690.7)
Block of deposits coinsured to affiliate	73.5	138.4
Reinsurance recoverable on investment contracts	0.2	570.6
Short-term repayments of repurchase agreements, net	(311.1)	(175.6)
Short-term loans to affiliates	103.5	(753.6)
Contribution of capital	239.0	835.0
Net cash used in financing activities	(114.4)	(2,131.7)
Net increase (decrease) in cash and cash equivalents	156.4	(550.1)
Cash and cash equivalents, beginning of period	37.8	610.8
Cash and cash equivalents, end of period	$194.2	$60.7

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

The condensed financial statements and notes as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

The condensed financial statements reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows, for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company’s 2009 Annual Report on Form 10-K.  The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

Description of Business

The Company currently offers various insurance products, including immediate and deferred fixed annuities.  The Company’s annuity products are distributed by national wirehouses, regional securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and affiliated broker-dealers.  The Company’s primary annuity customers are individual consumers.  The Company ceased new sales of variable annuity products in March of 2010, as part of a global business strategy and risk reduction plan. Some new amounts will continue to be deposited on ING USA variable annuities either as transfers related to applications that were in process prior to the product closures or as add-on premiums to existing contracts.

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

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications. In the Condensed Statements of Operations for the three months ended June 30, 2010, Premiums and Interest credited and other benefits to contractowners were increased by $88.1 related to first quarter 2010 activity under a reinsurance transaction, which had no effect on Net loss.

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through the date the condensed financial statements, as of June 30, 2010 and for the six months then ended, were issued.

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

The provisions of ASU 2009-17 and ASU 2010-10 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous US GAAP. The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments footnote to these financial statements.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, “Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires disaggregation of certain existing disclosures and certain new disclosures about financing receivables and the related allowance for credit losses. Existing disclosures required to be disaggregated by class of financing receivable include the rollforward of the allowance for credit losses with the  ending balance further disaggregated on the basis of impairment method, for each disaggregated ending balance in the rollforward schedule, the related recorded investment in financing receivables, the nonaccrual status of financing receivables, and impaired financing receivables. Additional new disclosures by class of financing receivable will be required about credit quality indicators, aging of past due amounts, the nature and extent of troubled debt restructurings and related defaults, and significant purchases and sales of financing receivables disaggregated by portfolio segment.

The provisions of ASU 2010-20 related to information as of the end of a reporting period are effective for fiscal years and interim periods ending after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period are effective for periods beginning after December 15, 2010.  Comparative disclosures for periods that ended before initial adoption are encouraged, but not required.  The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-20 on its disclosures.

Consolidation Analysis of Investments Held through Separate Accounts

In April 2010, the FASB issued ASU 2010-15, “Financial Services-Insurance (ASC Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), which clarifies that an insurance entity generally should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation.

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

The provisions of ASU 2010-11 are effective as of the beginning of the first fiscal quarter beginning after June 15, 2010, with early adoption permitted.  The Company does not expect any effect on its financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under ASC Topic 815.

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged:
U.S. Treasuries	$3,078.3	$97.4	$-	$3,175.7
U.S. government agencies and authorities	-	43.5	-	43.5
U.S. corporate, state and municipalities	-	7,006.8	67.0	7,073.8
Foreign	-	4,035.1	55.3	4,090.4
Residential mortgage-backed securities	-	1,924.8	148.3	2,073.1
Commercial mortgage-backed securities	-	2,458.7	-	2,458.7
Other asset-backed securities	-	1,259.8	679.4	1,939.2
Equity securities, available-for-sale	115.9	-	13.0	128.9
Derivatives:
Interest rate contracts	6.3	193.0	-	199.3
Foreign exchange contracts	-	12.5	-	12.5
Equity contracts	41.3	-	129.5	170.8
Credit contracts	-	0.5	-	0.5
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	2,399.7	-	-	2,399.7
Assets held in separate accounts	39,856.4	-	-	39,856.4
Total	$45,497.9	$17,032.1	$1,092.5	$63,622.5

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	$-	$-	$977.3	$977.3
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB"
and "GMAB")	-	-	97.1	97.1
Embedded derivative on reinsurance	-	108.5	-	108.5
Derivatives:
Interest rate contracts	-	341.7	-	341.7
Foreign exchange contracts	-	31.1	-	31.1
Equity contracts	5.1	-	16.2	21.3
Credit contracts	-	8.6	46.6	55.2
Total	$5.1	$489.9	$1,137.2	$1,632.2
(1)Level 3 assets and liabilities accounted for 1.7% and 69.7% of total assets and liabilities measured at fair value on a recurring basis, respectively. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 assets in relation to total assets measured at fair value on a recurring basis totaled 4.6%.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged:
U.S. Treasuries	$4,123.5	$-	$-	$4,123.5
U.S. government agencies and authorities	-	24.6	-	24.6
U.S. corporate, state and municipalities	-	5,559.2	-	5,559.2
Foreign	-	3,318.9	-	3,318.9
Residential mortgage-backed securities	-	659.8	1,088.2	1,748.0
Commercial mortgage-backed securities	-	2,589.6	-	2,589.6
Other asset-backed securities	-	461.3	423.9	885.2
Equity securities, available-for-sale	149.8	-	4.5	154.3
Derivatives:
Interest rate contracts	-	44.6	-	44.6
Foreign exchange contracts	-	14.2	-	14.2
Equity contracts	42.8	-	215.5	258.3
Credit contracts	-	0.3	-	0.3
Embedded derivative on reinsurance	-	38.7	-	38.7
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	2,242.8	8.0	-	2,250.8
Assets held in separate accounts	42,996.1	-	-	42,996.1
Total	$49,555.0	$12,719.2	$1,732.1	$64,006.3

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	$-	$-	$927.2	$927.2
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB"
and "GMAB")	-	-	73.9	73.9
Derivatives:
Interest rate contracts	-	325.2	-	325.2
Foreign exchange contracts	-	53.0	-	53.0
Equity contracts	3.2	-	13.1	16.3
Credit contracts	-	15.4	90.5	105.9
Total	$3.2	$393.6	$1,104.7	$1,501.5
(1)Level 3 net assets and liabilities accounted for 1.0% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 3.2%.

Transfers in and out of Level 1 and 2

Certain US Treasury securities valued by commercial pricing services where prices are derived using market observable inputs have been transferred from Level 1 to Level 2.  These securities for the six months ended June 30, 2010, include US Treasury strips of $83.5 in which prices are modeled incorporating a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Valuation of Financial Assets and Liabilities

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s Condensed Balance Sheets. In addition, further disclosure of estimated fair values is included in this Financial Instruments footnote. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement which is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values.  There were no material changes to the valuation methods or assumptions used to determine fair values since December 31, 2009, except for the Company’s use of commercial pricing services to value certain collateralized mortgage obligations (“CMO-Bs”) in the first quarter of 2010. CMO-Bs were previously valued using an average of broker quotes when more than one broker quote is provided.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  At June 30, 2010, $415.9 and $16.6 billion of a total of $20.9 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process.  The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

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

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts.  The underlying investments include mutual funds, valued based upon a quoted market price and are classified as Level 1.

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

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.  The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees.  As of June 30, 2010, the credit spreads of ING and the Company increased by approximately 88 basis points from December 31, 2009, which contributed to changes in the valuation of the reserves for all investment contract guarantees.

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

Loan - Dutch State obligation: The fair value of the Dutch State loan obligation is estimated utilizing discounted cash flows from the Dutch Strip Yield Curve.

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at June 30, 2010 and December 31, 2009.

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$20,854.4	$20,854.4	$18,249.0	$18,249.0
Equity securities, available-for-sale	128.9	128.9	154.3	154.3
Mortgage loans on real estate	3,125.1	3,161.5	3,413.2	3,417.3
Loan - Dutch State obligation	898.5	871.4	1,026.0	971.4
Policy loans	127.4	127.4	131.6	131.6
Cash, cash equivalents, Short-term
investments, and Short-term
investments under securities loan
agreement	2,399.7	2,399.7	2,250.8	2,250.8
Derivatives	383.1	383.1	317.4	317.4
Other investments	23.5	23.5	23.9	37.4
Deposits from affiliates	1,678.6	1,775.8	1,752.0	1,873.6
Embedded derivative on reinsurance	-	-	38.7	38.7
Assets held in separate accounts	39,856.4	39,856.4	42,996.1	42,996.1
Liabilities:
Investment contract liabilities:
Deferred annuities	21,198.3	21,220.0	20,665.8	20,766.5
Guaranteed investment contracts
and funding agreements	2,518.1	2,592.0	2,646.5	2,718.3
Supplementary contracts and
immediate annuities	802.2	761.8	823.6	782.7
Derivatives	449.3	449.3	500.4	500.4
Investment contract guarantees:
Fixed indexed annuities	977.3	977.3	927.2	927.2
Guaranteed minimum withdrawal
and accumulation benefits	97.1	97.1	73.9	73.9
Embedded derivative on reinsurance	108.5	108.5	-	-
Notes to affiliates	435.0	455.1	435.0	426.9

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and six months ended June 30, 2010.

	Three Months Ended June 30, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	April 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, available for sale,
including securities pledged:
U.S. corporate, state and municipalities	$41.1	$(0.6)		$0.7	$24.5	$34.2	$(32.9)	$67.0	$(0.1)
Foreign	71.3	0.3		1.7	11.1	2.2	(31.3)	55.3	0.2
Residential mortgage-backed securities	44.5	(2.2)		6.7	(2.3)	113.8	(12.2)	148.3	(2.2)
Commercial mortgage-backed securities	7.9	-		-	-	-	(7.9)	-	-
Other asset-backed securities	649.8	(11.6)		31.0	(22.3)	32.5	-	679.4	(12.8)
Total Fixed maturities, available for sale,
including securities pledged:	814.6	(14.1)		40.1	11.0	182.7	(84.3)	950.0	(14.9)

Equity securities, available for sale	11.8	(0.1)		(0.1)	1.4	-	-	13.0	-

Derivatives, net	75.6	(58.3)		-	49.4	-	-	66.7	1.3

Investment contract guarantees:
FIA	(978.8)	23.5		-	(22.0)	-	-	(977.3)	-
GMWB/GMAB	(55.1)	(40.4)		-	(1.6)	-	-	(97.1)	-
Total Investment contract guarantees	(1,033.9)	(16.9)	(1)	-	(23.6)	-	-	(1,074.4)	-
(1)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.
(2)	The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3)	For financial instruments still held as of June 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, available for sale,
including securities pledged:
U.S. corporate, state and municipalities	$-	$(0.6)		$0.7	$24.3	$42.6	$-	$67.0	$0.1
Foreign	-	(9.5)		7.0	9.1	48.7	-	55.3	(9.6)
Residential mortgage-backed securities	1,088.2	(2.6)		7.4	(6.0)	13.1	(951.8)	148.3	(2.6)
Commercial mortgage-backed securities	-	-		-	-	-	-	-	-
Other asset-backed securities	423.9	(16.0)		74.5	(39.4)	236.4	-	679.4	(17.2)
Total Fixed maturities, available for sale,
including securities pledged:	1,512.1	(28.7)		89.6	(12.0)	340.8	(951.8)	950.0	(29.3)

Equity securities, available for sale	4.5	(0.1)		(0.7)	9.3	-	-	13.0	-

Derivatives, net	111.9	(58.7)		-	13.5	-	-	66.7	12.7

Investment contract guarantees:
FIA	(927.2)	(3.6)		-	(46.5)	-	-	(977.3)	-
GMWB/GMAB	(73.9)	(20.1)		-	(3.1)	-	-	(97.1)	-
Total Investment contract guarantees	(1,001.1)	(23.7)	(1)	-	(49.6)	-	-	(1,074.4)	-
(1)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.
(2)	The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3)	For financial instruments still held as of June 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three and six months ended June 30, 2009.

	Three Months Ended June 30, 2009
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	April 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, available for sale,
including securities pledged:
Residential mortgage-backed securities	$1,740.9	$42.2		$(113.2)	$(62.3)	$-	$-	$1,607.6	$(39.1)
Other asset-backed securities	433.2	73.1		(74.9)	(26.4)	-	-	405.0	55.5
Total Fixed maturities, available for sale,
including securities pledged:	2,174.1	115.3		(188.1)	(88.7)	-	-	2,012.6	16.4

Derivatives, net	(53.9)	14.5		-	52.5	-	-	13.1	(35.4)

Investment contract guarantees:
FIA	(558.4)	(62.6)		-	(41.2)	-	-	(662.2)	-
GMWB/GMAB	(158.2)	46.6		-	(1.5)	-	-	(113.1)	-
Total Investment contract guarantees	(716.6)	(16.0)	(1)	-	(42.7)	-	-	(775.3)	-
(1)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.
(2)	The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3)	For financial instruments still held as of June 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2009
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, available for sale,
including securities pledged:
Residential mortgage-backed securities	$2,082.2	$95.2		$460.8	$(1,394.3)	$363.7	$-	$1,607.6	$(40.0)
Other asset-backed securities	507.4	19.9		(74.9)	(47.4)	-	-	405.0	17.5
Total Fixed maturities, available for sale,
including securities pledged:	2,589.6	115.1		385.9	(1,441.7)	363.7	-	2,012.6	(22.5)

Derivatives, net	10.0	(20.3)		-	23.4	-	-	13.1	(66.0)

Investment contract guarantees:
FIA	(638.9)	11.7		-	(35.0)	-	-	(662.2)	-
GMWB/GMAB	(153.0)	43.1		-	(3.2)	-	-	(113.1)	-
Total Investment contract guarantees	(791.9)	$54.8	(1)	-	(38.2)	-	-	(775.3)	-
(1)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.
(2)	The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3)	For financial instruments still held as of June 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 during the six months ended June 30, 2010 in Fixed Maturities, available-for-sale, including securities pledged, are due to the Company’s use of commercial pricing services to value CMO-Bs. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data and have been classified as Level 2. The CMO-Bs had previously been valued by using the average of broker quotes when more than one broker quote was provided.

The remaining transfers in and out of Level 3 for fixed maturities during the three and six months ended June 30, 2010, are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of June 30, 2010 and December 31, 2009.

	2010			2009
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate caps(1)	-	$-	$-	122.0	$0.4	$0.1
Interest rate swaps(1)	8,585.3	192.9	341.7	6,765.3	44.2	325.1
Foreign exchange swaps(1)	267.8	9.5	20.9	287.3	-	52.9
Credit default swaps(1)	228.9	0.5	55.1	358.9	0.3	106.0
Total return swaps(1)	215.8	8.0	1.9	124.3	-	2.9
Forwards(1)	1,167.9	9.3	10.2	528.5	14.2	-	*
Futures(1)	6,728.0	41.3	5.2	5,121.8	42.8	3.2
Options(1)	3,817.4	121.6	14.3	5,097.8	215.5	10.2
Embedded derivatives:
Within securities(2)	N/A	64.7	8.1	N/A	47.8	9.4
Within retail annuity
products(3)	N/A	-	1,074.4	N/A	-	1,001.1
Within reinsurance
agreement(3)	N/A	-	108.5	N/A	38.7	-
Total		$447.8	$1,640.3		$403.9	$1,510.9
N/A - Not applicable.
* Less than $0.1.
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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three and six months ended June 30, 2010 and 2009.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest rate caps(1)	$(0.1)	$0.3	$(0.3)	$0.3
Interest rate swaps(1)	56.6	10.4	37.9	(28.1)
Foreign exchange swaps(1)	34.3	(28.8)	44.7	(20.0)
Credit default swaps(1)	(3.4)	(19.3)	(3.3)	(5.7)
Total return swaps(1)	16.2	(19.9)	7.3	(22.4)
Forwards(1)	43.6	1.2	75.0	2.8
Swaptions(1)	-	-	-	(2.1)
Futures(1)	510.2	(843.7)	208.9	(705.7)
Options(1)	(31.2)	21.3	(31.4)	(12.7)
Embedded derivatives:
Within securities(1)	14.3	(1.2)	18.2	(35.8)
Within retail annuity products(2)	(16.9)	(16.0)	(23.7)	54.8
Within reinsurance agreements(2)	(132.5)	-	(108.5)	-
Total	$491.1	$(895.7)	$224.8	$(774.6)
(1) Changes in value are included in Net realized capital losses on the Condensed Statements of Operations.
(2) Changes in value are included in Interest credited and other benefits to contractowners on the Condensed
Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own.  Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties.  The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations.  Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets.  In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At June 30, 2010, the fair value of credit default swaps of $0.5 and $55.1 was included in Derivatives and Other liabilities, respectively, on the Condensed Balance Sheets.  At December 31, 2009, the fair value of credit default swaps of $0.3 and $106.0 was included in Derivatives and Other liabilities, respectively, on the Balance Sheets.  As of June 30, 2010 and December 31, 2009, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $74.5 and $122.9, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of June 30, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$3,030.5	$145.2	$-	$-	$3,175.7
U.S. government agencies and authorities	41.9	1.7	0.1	-	43.5
State, municipalities, and political
subdivisions	86.4	4.6	6.3	-	84.7

U.S. corporate securities:
Public utilities	1,138.1	90.3	3.7	-	1,224.7
Other corporate securities	5,448.2	357.3	40.8	0.3	5,764.4
Total U.S. corporate securities	6,586.3	447.6	44.5	0.3	6,989.1

Foreign securities(1):
Government	428.6	34.2	3.6	-	459.2
Other	3,487.2	185.3	41.2	0.1	3,631.2
Total foreign securities	3,915.8	219.5	44.8	0.1	4,090.4

Residential mortgage-backed securities	1,982.1	241.1	75.2	74.9	2,073.1
Commercial mortgage-backed securities	2,628.7	78.4	241.8	6.6	2,458.7
Other asset-backed securities	2,193.0	15.4	217.4	51.8	1,939.2

Total fixed maturities, including securities
pledged	20,464.7	1,153.5	630.1	133.7	20,854.4
Less: securities pledged	641.8	36.9	1.1	-	677.6
Total fixed maturities	19,822.9	1,116.6	629.0	133.7	20,176.8
Equity securities	125.2	4.4	0.7	-	128.9
Total investments, available-for-sale	$19,948.1	$1,121.0	$629.7	$133.7	$20,305.7
(1)Primarily U.S. dollar denominated.
(2)Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit impairments").

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
(1)Primarily U.S. dollar denominated.
(2)Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit impairments").

At June 30, 2010 and December 31, 2009, net unrealized gains (losses) were $393.4 and $(551.2), respectively, on total fixed maturities, including securities pledged to creditors, and equity securities.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of June 30, 2010, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$399.7	$405.8
After one year through five years	5,420.1	5,653.2
After five years through ten years	4,161.3	4,427.1
After ten years	3,679.8	3,897.3
Mortgage-backed securities	4,610.8	4,531.8
Other asset-backed securities	2,193.0	1,939.2
Less: securities pledged	641.8	677.6
Fixed maturities, excluding securities pledged	$19,822.9	$20,176.8

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at June 30, 2010 and December 31, 2009.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults.  The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated.  At June 30, 2010 and December 31, 2009, approximately 21.6% and 26.1%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value.  The fair value of these instruments at June 30, 2010 and December 31, 2009 was $200.2 and $192.6, respectively, and is included in Fixed maturities, available for sale, on the Condensed Balance Sheets.  The impact to Other net realized capital gains (losses) on the Condensed Statements of Operations related to these hybrid instruments was $(0.1) and $(8.3) for the three and six months ended June 30, 2010, respectively, and $8.7 and $42.8 for the three and six months ended June 30, 2009, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  At June 30, 2010 and December 31, 2009, the Company had $1,279.6 and $1,304.5, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and claims reserves, in the Condensed Balance Sheets. At June 30, 2010 and December 31, 2009, assets with a market value of approximately $1,543.2 and $1,657.9, respectively, collateralized the funding agreements to the FHLB.  Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Condensed Balance Sheets.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At June 30, 2010 and December 31, 2009, the fair value of loaned securities was $68.3 and $163.7, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of collateralized loan obligations (“CLOs”) of $1.9 at June 30, 2010 is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets.  Cash collateral received is invested in short term investments, with the offsetting collateral liability included in Borrowed money on the Balance Sheets. At June 30, 2010, the Company did not have securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2009, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $354.1 and is included in Securities pledged on the Condensed Balance Sheets.  The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $311.1 at December 31, 2009 and is included in Borrowed money on the Condensed Balance Sheets.  In addition to the repurchase obligation, at December 31, 2009 the Company held $28.9 in collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At June 30, 2010 and December 31, 2009, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at June 30, 2010.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at June 30, 2010 and December 31, 2009.

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less
below amortized cost	$44.8	5.9%	$3.5	0.5%	$170.1	13.5%	$21.2	1.7%
More than six months and
twelve months or less
below amortized cost	3.4	0.4%	3.2	0.4%	259.3	20.4%	200.8	15.8%
More than twelve months
below amortized cost	342.6	44.8%	366.3	48.0%	419.0	33.0%	197.7	15.6%
Total unrealized capital losses	$390.8	51.1%	$373.0	48.9%	$848.4	66.9%	$419.7	33.1%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at June 30, 2010 and December 31, 2009.

	Six Months	More than
	or Less	Six Months and	More than	Total
	Below	Twelve Months	Twelve Months	Unrealized
	Amortized	or Less Below	Below	Capital
2010	Cost	Amortized Cost	Amortized Cost	Losses
Interest rate or spread widening	$25.4	$3.4	$67.3	$96.1
Mortgage and other asset-backed securities	22.9	3.2	641.6	667.7
Total unrealized capital losses	$48.3	$6.6	$708.9	$763.8
Fair value	$1,849.6	$58.4	$2,466.6	$4,374.6

2009
Interest rate or spread widening	$99.3	$31.6	$122.2	$253.1
Mortgage and other asset-backed securities	92.0	428.5	494.5	1,015.0
Total unrealized capital losses	$191.3	$460.1	$616.7	$1,268.1
Fair value	$5,275.9	$1,058.2	$2,714.5	$9,048.6

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at June 30, 2010 and December 31, 2009.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. government
agencies and
authorities	$-	$-	$-	$-	$8.9	$0.1	$8.9	$0.1
U.S. corporate, state,
and municipalities	422.4	11.0	33.2	2.6	357.9	37.5	813.5	51.1
Foreign	366.1	14.4	13.9	0.8	255.6	29.7	635.6	44.9
Residential
mortgage-backed	151.5	2.4	6.4	2.2	419.0	145.5	576.9	150.1
Commercial
mortgage-backed	245.2	19.9	3.8	0.3	820.2	228.2	1,069.2	248.4
Other asset-backed	664.4	0.6	1.1	0.7	605.0	267.9	1,270.5	269.2
Total	$1,849.6	$48.3	$58.4	$6.6	$2,466.6	$708.9	$4,374.6	$763.8

2009
U.S. Treasuries	$3,761.2	$80.0	$-	$-	$-	$-	$3,761.2	$80.0
U.S. government
agencies	15.2	0.8	8.2	0.8	-	-	23.4	1.6
and authorities
U.S. corporate, state,
and municipalities	273.8	6.7	108.1	13.5	737.7	64.1	1,119.6	84.3
Foreign	228.1	11.8	107.8	17.3	472.6	58.1	808.5	87.2
Residential
mortgage-backed	139.1	46.5	183.5	92.3	260.7	82.8	583.3	221.6
Commercial
mortgage-backed	795.5	44.1	534.6	243.1	682.7	161.0	2,012.8	448.2
Other asset-backed	63.0	1.4	116.0	93.1	560.8	250.7	739.8	345.2
Total	$5,275.9	$191.3	$1,058.2	$460.1	$2,714.5	$616.7	$9,048.6	$1,268.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 77.7% of the average book value as of June 30, 2010.  In addition, this category includes 465 securities, which have an average quality rating of BBB+.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less
below amortized cost	$2,472.8	$300.9	$128.9	$68.8	242	33
More than six months and
twelve months or less
below amortized cost	803.3	13.3	65.9	4.6	91	10
More than twelve months
below amortized cost	419.0	1,129.1	20.2	475.4	79	211
Total	$3,695.1	$1,443.3	$215.0	$548.8	412	254

2009
Six months or less
below amortized cost	$6,184.5	$396.8	$265.1	$111.8	282	96
More than six months and
twelve months or less
below amortized cost	1,248.5	982.3	68.8	433.2	191	115
More than twelve months
below amortized cost	619.0	885.6	27.8	361.4	113	158
Total	$8,052.0	$2,264.7	$361.7	$906.4	586	369

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. government agencies
and authorities	$9.0	$-	$0.1	$-	2	-
U.S. corporate, state and
municipalities	824.0	40.6	41.4	9.7	129	9
Foreign	628.0	52.5	32.0	12.9	78	8
Residential mortgage-backed	391.4	335.6	27.2	122.9	65	98
Commercial mortgage-backed	848.5	469.1	84.6	163.8	52	32
Other asset-backed	994.2	545.5	29.7	239.5	86	107
Total	$3,695.1	$1,443.3	$215.0	$548.8	412	254

2009
U.S. Treasuries	$3,841.2	$-	$80.0	$-	21	-
U.S. government agencies
and authorities	25.0	-	1.6	-	4	-
U.S. corporate, state and
municipalities	1,139.0	64.9	67.8	16.5	220	32
Foreign	712.7	183.0	33.1	54.1	93	30
Residential mortgage-backed	336.0	468.9	35.9	185.7	83	119
Commercial mortgage-backed	1,534.5	926.5	104.2	344.0	96	60
Other asset-backed	463.6	621.4	39.1	306.1	69	128
Total	$8,052.0	$2,264.7	$361.7	$906.4	586	369

During the six months ended June 30, 2010, unrealized capital losses on fixed maturities decreased by $504.3. Lower unrealized losses are due to improved economic conditions and the overall tightening of credit spreads since the end of 2009, leading to lower noncredit impairments and the increased value of fixed maturities.

At June 30, 2010, the Company had 10 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $169.0, or 22.1% of the total unrealized losses, as of June 30, 2010.  At December 31, 2009, the Company had 19 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $353.9, or 27.9% of the total unrealized losses, as of December 31, 2009.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in “Other-Than-Temporary Impairments,” which follows this section. After detailed impairment analysis was completed, management determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired, and therefore no further other-than-temporary impairment was necessary.

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

In order to determine the amount of the OTTI that is considered a credit impairment, the Company utilizes the following methodology and significant inputs:

▪
Recovery value is estimated by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security.  The effective interest rate is the current yield prior to impairment for a fixed rate security or current coupon yield for a floating rate security.

▪
Collectability and recoverability are estimated using the same considerations as the Company uses in its overall impairment analysis which includes, but is not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.

▪
Additional factors considered for structured securities such as RMBS, CMBS and other ABS include, but are not limited to, quality of underlying collateral, anticipated loss severities, collateral default rates, and other collateral characteristics such as vintage, collateral re-payment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Statement of Operations, excluding noncredit impairments included in Other comprehensive income (loss), by type for the three and  six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010			2009
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-		-	$80.5	10
U.S. corporate	2.4		12	9.1	11
Foreign(1)	10.9		13	6.2	7
Residential mortgage-backed	6.0		51	9.0	29
Commercial mortgage-backed	6.2		2	-	-
Other asset-backed	11.7		19	13.9	12
Equity securities	-	*	1	1.2	1
Public utilities	0.1		2	-	-
Mortgage loans on real estate	0.3		1	0.5	1
Limited partnerships	-		-	0.4	1
Total	$37.6		101	$120.8	72
(1)Primarily U.S. dollar denominated.
*Less than $0.1.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30,
	2010			2009
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-		-	$114.7	13
U.S. corporate	3.7		17	50.4	49
Foreign(1)	22.8		19	24.2	31
Residential mortgage-backed	12.5		54	100.9	85
Commercial mortgage-backed	8.3		2	-	-
Other asset-backed	15.1		24	126.7	39
Equity securities	-	*	1	3.3	5
Public utilities	0.3		5	-	-
Mortgage loans on real estate	0.5		1	0.5	1
Limited partnerships	-		-	0.4	1
Total	$63.2		123	$421.1	224
(1)Primarily U.S. dollar denominated.
*Less than $0.1.

The above schedules include $24.0 and $46.4 for the three and six months ended June 30, 2010, respectively, and  $29.7 and $109.9 for the three and six months ended June 30, 2009, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings.  The remaining write-downs reflected in the schedules above are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$80.5	10
U.S. corporate	2.4	12	7.0	10
Foreign(1)	10.8	13	3.6	6
Other asset-backed	0.3	1	-	-
Public utilities	0.1	2	-	-
Total	$13.6	28	$91.1	26
(1)Primarily U.S. dollar denominated.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$114.7	13
U.S. corporate	3.7	17	42.7	34
Foreign(1)	12.5	16	21.6	30
Residential mortgage-backed	-	-	23.1	8
Other asset-backed	0.3	1	109.1	11
Public utilities	0.3	5	-	-
Total	$16.8	39	$311.2	96
(1)Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities.  In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following tables identify the noncredit impairments recognized in Other comprehensive income (loss) by type for the three and six months ended June 30, 2010 and 2009. No difference exists between the three and six months ended June 30, 2009 noncredit impairment amounts, as recognition of noncredit impairments in Other comprehensive income (loss) began effective April 1, 2009, with the adoption of new US GAAP guidance regarding impairments.

	Three Months Ended June 30,
	2010		2009
		No of		No of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$-	-	$2.1	3
Foreign(1)	-	-	0.4	6
Commercial mortgage-backed	1.9	1	-	-
Residential mortgage-backed	5.4	16	75.0	33
Other asset-backed	3.2	3	7.4	14
Total	$10.5	20	$84.9	56
(1)Primarily U.S. dollar denominated.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30,
	2010		2009
		No of		No of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$-	-	$2.1	3
Foreign(1)	-	-	0.4	6
Commercial mortgage-backed	10.5	2	-	-
Residential mortgage-backed	16.9	25	75.0	33
Other asset-backed	29.1	9	7.4	14
Total	$56.5	36	$84.9	56
(1)Primarily U.S. dollar denominated.

The fair value of fixed maturities with other-than-temporary impairments as of June 30, 2010 and 2009 was $2,454.3 and $2,103.8, respectively.

The following tables identify the amount of credit impairments on fixed maturities for the three and six months ended June 30, 2010 and 2009, for which a portion of the OTTI was recognized in Other comprehensive income (loss), and the corresponding changes in such amounts.

	Three Months Ended June 30,
	2010	2009
Balance at April 1	$117.5	$92.7 (1)
Additional credit impairments:
On securities not previously impaired	3.8	2.9
On securities previously impaired	9.6	7.0
Reductions:
Securities sold, matured, prepaid or paid down	(6.9)	(0.4)
Balance at June 30	$124.0	$102.2

	Six Months Ended June 30,
	2010	2009
Balance at January 1	$123.3	$-
Implementation of OTTI guidance included in
ASC Topic 320(1)	-	92.7
Additional credit impairments:
On securities not previously impaired	8.2	2.9
On securities previously impaired	4.9	7.0
Reductions:
Securities sold, matured, prepaid or paid down	(12.4)	(0.4)
Balance at June 30	$124.0	$102.2
(1) Represents credit losses remaining in Retained earnings related to the adoption of new guidance on OTTI, included in ASC Topic 320, on April 1, 2009.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives.  The cost of the investments on disposal is determined based on specific identification of securities.  Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI
of $(37.3) and $(118.7) in 2010 and 2009, respectively	$(7.3)	$(25.6)
Equity securities, available-for-sale, including net OTTI
of $0* and $(1.2) in 2010 and 2009, respectively	2.2	2.2
Derivatives	626.2	(878.5)
Other investments, including net OTTI of $(0.3) and $(0.9)
in 2010 and 2009, respectively	1.0	(0.8)
Net realized capital losses	$622.1	$(902.7)
After-tax net realized capital losses, including tax valuation
allowance of $9.5 in 2009	$404.4	$(596.3)
*Less than $0.1.

	Six Months Ended June 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI
of $(62.7) and $(416.9) in 2010 and 2009, respectively	$15.8	$(258.0)
Equity securities, available-for-sale, including net OTTI
of $0* and $(3.3) in 2010 and 2009, respectively	2.3	0.2
Derivatives	338.8	(793.6)
Other investments, including net OTTI of $(0.5) and $(0.9)
in 2010 and 2009, respectively	2.7	(3.1)
Net realized capital losses	$359.6	$(1,054.5)
After-tax net realized capital losses, including tax valuation
allowance of $40.4 in 2009	$233.7	$(725.8)
*Less than $0.1.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Total Net realized capital gains increased for the three and six months ended June 30, 2010, primarily due to gains on futures related to a) hedging of variable annuity guaranteed death benefits, b) a loss in the first half of 2009 related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, c) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to Security Life of Denver International Limited (“SLDI”), an affiliate, under the combined coinsurance and coinsurance funds withheld agreement, which commenced in the third quarter of 2009. However, the gains on the VAGLB futures incurred are ceded to SLDI and reported as a corresponding increase in Interest credited and other benefits to policyholders. Futures were in a short position and their fair value increased in the second quarter of 2010 as equity markets declined compared to the first quarter.  In addition, the Company experienced gains on currency swaps and forwards related to the rise of the US Dollar in 2010.  Lower credit and intent related impairments on fixed maturities, primarily due to the improved economic and interest rate environment, also contributed to the rise in Net realized capital gains. These favorable items were partially offset by losses on options in a long position, which are used to hedge risks associated with fixed indexed annuities.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross realized gains and losses were as follows for the periods ended June 30, 2010 and 2009.

	2010	2009
Proceeds on sales	$2,536.7	$4,195.6	*
Gross gains	81.9	247.9
Gross losses	9.2	87.0
* Includes proceeds from sale of Alt-A securities to the Dutch State in the first quarter of 2009.

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the six months ended June 30, 2010 and 2009.

	2010	2009
Balance at January 1	$3,718.0	$4,205.5
Deferrals of commissions and expenses	114.8	226.3
Amortization:
Amortization	(319.6)	85.3
Interest accrued at 5% to 6%	116.7	85.3
Net amortization included in the Condensed
Statements of Operations	(202.9)	170.6
Change in unrealized capital gains/losses on available-for-sale
securities	(421.4)	(642.2)
Balance at June 30	$3,208.5	$3,960.2

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Activity within value of business acquired (“VOBA”) was as follows for the six months ended June 30, 2010 and 2009.

	2010	2009
Balance at January 1	$113.4	$195.1
Amortization:
Amortization	(21.3)	(4.4)
Interest accrued at 5% to 6%	2.6	3.4
Net amortization included in the Condensed
Statements of Operations	(18.7)	(1.0)
Change in unrealized capital gains/losses on available-for-sale
securities	(18.7)	(54.0)
Balance at June 30	$76.0	$140.1

During the six months ended June 30, 2010, the Company revised its gross profit projections, mainly related to the emergence of separate account performance and projected hedge and claim costs, resulting in a $205.0 decrease in amortization of DAC and VOBA.

During the six months ended June 30, 2009, the Company revised its gross profit projections, mainly related to the emergence of separate account performance and projected hedge and claim costs, resulting in a $241.1 decrease in amortization of DAC and VOBA.

	2010	2009
Impact of separate account growth and contractowner withdrawal
behavior different from assumptions	$326.6	$(120.9)
Impact of current year gross profit variances	(111.0)	345.1
Impact of refinements of gross profit projections	(10.6)	16.9
Total unlocking effect on Amortization of DAC and VOBA	$205.0	$241.1

7.	Capital Contributions and Dividends

During the six months ended June 30, 2010 and 2009, the Company received $239.0 and $835.0, respectively, in capital contributions from its Parent.

During the six months ended June 30, 2010 and 2009, the Company did not pay any dividends or return of capital distributions on its capital stock to its Parent.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.	Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2010 and 2009 were 51.5% and (75.0)%, respectively.  The Company’s effective tax rates for the six months ended June 30, 2010 and 2009 were 55.4% and 27.7%, respectively.  The effective rates differ from the statutory rate due to the following items:

	Three Months Ended June 30,
	2010	2009
Statutory rate	35.0%	35.0%

Dividends received deduction	9.4%	625.5%
Valuation allowance	6.8%	(735.7)%
Other	0.3%	0.2%
Effective rate at June 30	51.5%	(75.0)%

	Six Months Ended June 30,
	2010	2009
Statutory rate	35.0%	35.0%

Dividends received deduction	19.9%	4.9%
Valuation allowance	-	(12.3)%
Other	0.5%	0.1%
Effective rate at June 30	55.4%	27.7%

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized.  At June 30, 2010 and December 31, 2009, the Company had a tax valuation allowance of $177.1 and $308.6, respectively.

Unrecognized Tax Benefits

As of June 30, 2010, the Company’s gross unrecognized tax benefit was $62.5, of which $55.6 would affect the Company’s effective tax rate, if recognized. As of December 31, 2009, the Company’s gross cumulative unrecognized tax benefit was $60.3. Additionally, the Company recognized a gross liability of $4.4 for interest related to its unrecognized tax benefits as of June 30, 2010 and December 31, 2009. The Company continually evaluates its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits could decrease during the next 12 months by up to $36.2, due to completion of tax authority examinations.

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

Under this agreement, the Company did not incur any interest expense for the three and six months ended June 30, 2010.  The Company incurred interest expense of $0.3 and $0.4 for the three and six months ended June 30, 2009, respectively.  The Company earned interest income of $0.4 and $0.7 for the three and six months ended June 30, 2010, respectively, and $0.6 and $0.9 for the three and six months ended June 31, 2009, respectively.  Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations.  As of June 30, 2010 and December 31, 2009, the Company had an outstanding receivable of $442.0 and $545.5, respectively, with ING AIH under the reciprocal loan agreement.

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

As of June 30, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $315.2, of which $183.0 was with related parties. At December 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $354.6, of which $193.0 was with related parties.  During the three and six months ended June 30, 2010, $4.2 and $12.5 was funded to related parties under these commitments.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA.  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of June 30, 2010 and December 31, 2009, the Company held $48.8 and $32.1, respectively, of cash collateral, related to derivative contracts, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets.  In addition, as of June 30, 2010 and December 31, 2009, the Company delivered collateral of $609.3 and $574.6, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

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

The Company has substantially completed these expense and staff reduction initiatives as of June 30, 2010. For the six months ended June 30, 2010, the Company incurred immaterial severance costs. For the six months ended June 30, 2009, the Company incurred $10.8 and $0.4 in charges related to employee severance and termination benefits and pension curtailment charges, respectively.  For the six months ended June 30, 2010 and 2009, the Company made payments of $2.2 and $7.4, respectively, related to employee severance and termination. The total restructuring reserve outstanding was $1.7 and $3.7 at June 30, 2010 and December 31, 2009, respectively.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of June 30, 2010 and 2009.

	2010	2009
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale, including OTTI of $(133.7) and
$(84.9) in 2010 and 2009, respectively, and $(402.5) of cumulative
change in accounting principle in 2009	$389.7	$(1,882.5)
Equity securities, available-for-sale	3.7	5.4
DAC/VOBA adjustment on available-for-sale securities, including
$139.1 of cumulative effect of change in accounting principle
in 2009	(504.4)	582.6
Sales inducements adjustment on available-for-sale securities	(84.0)	73.5
Other investments	(5.2)	(5.8)
Unrealized capital losses, before tax	(200.2)	(1,226.8)
Deferred income tax asset (includes $(48.6) cumulative effect of change
of accounting principle in 2009)	95.5	248.2
Net unrealized capital losses	(104.7)	(978.6)
Pension liability, net of tax	(3.3)	(2.6)
Accumulated other comprehensive loss	$(108.0)	$(981.2)

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the six months ended June 30, 2010 and 2009.

	2010	2009
Net unrealized capital holding gains (losses) arising
during the period(1)	$278.6	$601.1
Less: reclassification adjustment for gains (losses) and
other items included in Net income (loss)(2)	5.1	97.2
Net change in unrealized capital gains (losses) on securities	$273.5	$503.9
(1) Pretax net unrealized capital holding gains (losses) arising during the period were $428.5 and $924.7 for the six months ended June 30, 2010 and 2009, respectively.
(2) Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $7.8 and
$149.5 for the six months ended June 30, 2010 and 2009, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by specific identification of each security sold during the period.

The following table identifies the amount of noncredit impairments on fixed maturities recognized in Other comprehensive income (loss) as of June 30, 2010 and December 31, 2009.

	2010	2009
Balance at January 1	$100.1	$- (2)
Additional noncredit impairments:
On securities not previously impaired	55.7	133.7
On securities previously impaired	0.8	0.5
Reductions:
Securities sold, matured, prepaid or paid down(1)	(6.0)	(17.9)
Securities with additional credit impairments(1)	(16.9)	(16.2)
Total noncredit impairments	$133.7	$100.1
(1)Represents realization of noncredit impairments to Net income (loss).
(2)New guidance on recognition and presentation of OTTI, as included in ASC Topic 320, was adopted on April 1, 2009.

13.	Subsequent Event

Termination of funding agreements

During August 2010, the Company entered into a series of transactions to terminate $1.1 billion of fixed rate funding agreements issued to the FHLB with an average remaining term to maturity of 5 years and an average interest crediting rate of 5.04% (the “fixed rate FHLB funding agreements”). The Company concurrently entered into a series of transactions to issue to the FHLB $1.1 billion of floating rate funding agreements with an average term to maturity of 10 years and an average initial interest crediting rate of 0.32% (the “floating rate FHLB agreements”). Pursuant to the terms of the fixed rate FHLB funding agreements the Company paid an early termination fee of $165.2 which will be amortized over the life of the floating rate FHLB agreements.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate) for each of the three and six months ended June 30, 2010 and 2009, and financial condition as of June 30, 2010 and December 31, 2009.  This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2009 Annual Report on Form 10-K.

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

(5)
The Company experienced ratings downgrades in 2009 and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability, financial condition, and access to liquidity;

(6)
Federal actions taken since 2008 to alleviate the financial crisis may not achieve their intended results. The new  federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have unintended consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity;

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

(10)
The Company may be required to establish an additional valuation allowance against the deferred income tax asset if the Company’s business does not generate sufficient taxable income or if the Company’s tax planning strategies are modified based on new or revised US GAAP requirements.  Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition;

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

On April 9, 2009, ING USA’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions.  In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products to be sold by ING USA's affiliate, ING Life Insurance and Annuity Company.  As part of this strategy, ING USA ceased new sales of variable annuity products in March of 2010. Some new amounts will continue to be deposited on ING USA variable annuities either as transfers related to applications that were in process prior to the product closures or as add-on deposits to existing contracts.

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

Economic Analysis

In the first half of 2010, the U.S. economic environment has shown some improvement from the extreme volatility and disruption experienced throughout 2009, after substantial government intervention.  However, a mostly sluggish economy has persisted into 2010 and significant risks still remain for the United States and other world economies, such as certain sovereign credit risks and the threat of contagion to the U.S. economy. These economic conditions are not unique to the Company, but present challenges to the entire insurance industry.

Although equity markets declined in the second quarter of 2010 from the first quarter of 2010, equity market levels were higher during the first half of 2010 in comparison with the same period of 2009. Equity market performance impacts the Company in several ways. The overall improved equity markets in 2010 favorably impacted variable AUM and corresponding fee revenue related to variable annuity products.

Short-term, London InterBank Offered Rates (“LIBOR”) and U.S. Treasury rates continued to show signs of recovery in the first half of 2010. The long-term U.S. Treasury rates in the first half of 2010 decreased from the year-end of 2009, which had a positive effect on the fixed maturities portfolio and resulted in unrealized and realized capital gains. The positive impact of decreasing interest rates was partially offset by the widening of credit spreads in the second quarter of 2010 while the credit spreads narrowed during the latter part of 2009 and the first quarter of 2010.

Results of Operations

The Company's results of operations for the three months ended June 30, 2010, and changes therein, is primarily impacted by a favorable change in Net realized capital gains (losses), higher Fee income, Premiums and Net investment income more than offset by higher Interest credited and other benefits to contractowners and an increase in Net amortization of DAC and VOBA.

The Company's results of operations for the six months ended June 30, 2010, and changes therein, is primarily impacted by a favorable change in Net realized capital gains (losses) and higher Fee income partially offset by higher Interest credited and other benefits to contractowners, an increase in Net amortization of DAC and VOBA and lower Net investment income.

	Three Months Ended June 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Net investment income	$343.5	$323.8	$19.7	6.1%
Fee income	274.1	227.5	46.6	20.5%
Premiums	226.8	142.3	84.5	59.4%
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(48.1)	(205.7)	157.6	76.6%
Portion of other-than-temporary
impairment losses recognized in Other
comprehensive income (loss)	10.5	84.9	(74.4)	(87.6)%
Net other-than-temporary impairments
recognized in earnings	(37.6)	(120.8)	83.2	68.9%
Other net realized capital gains (losses)	659.7	(781.9)	1,441.6	NM
Total net realized capital gains (losses)	622.1	(902.7)	1,524.8	NM
Other expense	(0.1)	(0.1)	-	0.0%
Total revenue	1,466.4	(209.2)	1,675.6	NM
Benefits and expenses:
Interest credited and other benefits
to contractowners	1,296.3	114.5	1,181.8	NM
Operating expenses	101.7	89.0	12.7	14.3%
Net amortization of deferred policy acquisition
costs and value of business acquired	156.0	(438.2)	594.2	NM
Interest expense	8.0	9.1	(1.1)	(12.1)%
Other expense	11.1	17.6	(6.5)	(36.9)%
Total benefits and expenses	1,573.1	(208.0)	1,781.1	NM
Loss before income taxes	(106.7)	(1.2)	(105.5)	NM
Income tax (benefit) expense	(54.9)	0.9	(55.8)	NM
Net loss	$(51.8)	$(2.1)	$(49.7)	NM
Effective tax rate	51.5%	(75.0)%

	Six Months Ended June 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Net investment income	$663.1	$704.5	$(41.4)	(5.9)%
Fee income	542.3	426.9	115.4	27.0%
Premiums	276.4	256.3	20.1	7.8%
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(119.7)	(506.0)	386.3	76.3%
Portion of other-than-temporary
impairment losses recognized in Other
comprehensive income (loss)	56.5	84.9	(28.4)	(33.5)%
Net other-than-temporary impairments
recognized in earnings	(63.2)	(421.1)	357.9	85.0%
Other net realized capital gains (losses)	422.8	(633.4)	1,056.2	NM
Total net realized capital gains (losses)	359.6	(1,054.5)	1,414.1	NM
Other income	-	1.3	(1.3)	(100)%
Total revenue	1,841.4	334.5	1,506.9	NM
Benefits and expenses:
Interest credited and other benefits
to contractowners	1,481.2	614.7	866.5	NM
Operating expenses	203.1	177.3	25.8	14.6%
Net amortization of deferred policy acquisition
costs and value of business acquired	221.6	(169.6)	391.2	NM
Interest expense	16.0	16.4	(0.4)	(2.4)%
Other expense	20.9	24.3	(3.4)	(14.0)%
Total benefits and expenses	1,942.8	663.1	1,279.7	NM
Loss before income taxes	(101.4)	(328.6)	227.2	69.1%
Income tax benefit	(56.2)	(90.9)	34.7	38.2%
Net loss	$(45.2)	$(237.7)	$192.5	81.0%
Effective tax rate	55.4%	27.7%

Revenues

Total revenue increased for the three and six months ended June 30, 2010, primarily reflecting a favorable change in Net realized capital gains (losses), Fee income and Premiums. The increase in total revenue for the six months ended June 30, 2010 was partially offset by lower Net investment income.

The increase in Net investment income for the three months ended June 30, 2010 was mainly due to favorable returns on equity investments in limited partnerships and lower investment management fees charged by the Company’s affiliate, ING Investment Management, LLC, for management of the Company’s general account assets. The decrease in Net investment income for the six months ended June 30, 2010 also reflects the favorable limited partnership and investment management fee expense impacts, but these increases are offset by lower investment income produced from the Company’s higher level of investments in U.S. Treasuries compared to higher yielding assets.

The increase in Fee income for the three and six months ended June 30, 2010, reflects an increase in average variable AUM, primarily driven by the rise in average equity market levels which began in the second half of 2009 and continued into the first quarter of 2010.

Premiums for the three and six months ended June 30, 2010, increased due to an increase in the block of group annual term business assumed by the Company from ReliaStar Life Insurance Company (“RLI”), an affiliate, under the bulk reinsurance agreements.  The increase was partially offset by the decrease in premiums related to the termination of the U.S. Group Reinsurance agreement due to the sale of the business via reinsurance agreement to Reinsurance Group of America, effective January 1, 2010. Premiums for the three months ended June 30, 2010 were increased by $88.1 related to first quarter 2010 activity under a reinsurance transaction.

Total Net realized capital gains increased for the three and six months ended June 30, 2010, primarily due to a favorable change on derivatives related to a) hedging of variable annuity guaranteed death benefits, b) a loss in the first half of 2009 related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, c) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI, under the combined coinsurance and coinsurance funds withheld agreement, which commenced in the third quarter of 2009. However, the gains on the VAGLB futures incurred are ceded to SLDI and reported as a corresponding increase in Interest credited and other benefits to policyholders. Futures were in a short position and their fair value increased in the second quarter of 2010 as equity markets declined compared to the first quarter.  In addition, the Company experienced gains on currency swaps and forwards related to the strengthening of the US Dollar in 2010.  Lower credit and intent related impairments on fixed maturities, primarily due to the improved economic and interest rate environment, also contributed to the rise in Net realized capital gains. These favorable items were partially offset by losses on options in a long position, which are used to hedge risks associated with fixed indexed annuities.

Benefits and Expenses

Total benefits and expenses for the three and six months ended June 30, 2010, increased primarily due to an increase in Interest credited and other benefits to contractowners, higher Net amortization of DAC and VOBA, and an increase in Operating expenses.

The increase in Interest credited and other benefits to contractowners for the three and six months ended June 30, 2010, reflects the transfer of gains (losses) on futures and investtment income under the combined coinsurance and coinsurance funds withheld agreement with SLDI. The corresponding gains and investment income are reported in Total net realized capital gains and Net investment income. In addition, interest credited and other benefits to contractowners reflects a unfavorable change in variable annuity guaranteed benefit reserves which was primarily driven by the decline in equity markets during the first half and second quarter of 2010 compared to an increase in the first half and second quarter of 2009.  Furthermore, declining U.S. Treasury rates increased the value of assets held in trust under the combined coinsurance and coinsurance funds withheld agreement with SLDI, which in turn, increased the value of the embedded derivative liability and contributed to the increase in interest credited and other benefits to contractowners.

Operating expenses for the three and six months ended June 30, 2010 increased reflecting higher commission expense, as improved equity markets in 2010 increased the value of AUM. These commissions were deferred at a lower percentage due to the decrease in sales of variable annuity products.

The Net amortization of DAC and VOBA increased for the three and six months ended June 30, 2010, driven by higher actual gross profits mainly resulting from realized capital gains and the decline in estimated future gross profits due primarily to the decrease in equity markets in the first half and second quarter of 2010 compared to an increase in the first half and second quarter of 2009.

Income Taxes

Income tax benefit increased for the three months ended June 30, 2010, primarily due to an increase in Loss before tax, higher dividends received deduction and a release of tax valuation allowance related to realized capital loses.

Income tax benefit decreased for the six months ended June 30, 2010, primarily due to a decrease in Loss before tax and lower tax valuation allowance related to realized capital losses, partially offset by higher dividends received deduction.

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

Portfolio Composition

The following tables present the investment portfolio at June 30, 2010 and December 31, 2009.

	2010		2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
Fixed maturities, available-for-sale,
including securities pledged	$20,854.4	74.6%	$18,249.0	71.3%
Equity securities, available-for-sale	128.9	0.5%	154.3	0.6%
Short-term investments	2,133.2	7.6%	2,044.0	8.0%
Mortgage loans on real estate	3,125.1	11.2%	3,413.2	13.3%
Policy loans	127.4	0.4%	131.6	0.5%
Loan - Dutch State obligation	898.5	3.2%	1,026.0	4.0%
Limited partnerships/corporations	272.8	1.0%	252.6	1.0%
Derivatives	383.1	1.4%	317.4	1.2%
Other investments	23.5	0.1%	23.9	0.1%
Total investments	$27,946.9	100.0%	$25,612.0	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of June 30, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$3,030.5	$145.2	$-	$-	$3,175.7
U.S. government agencies
and authorities	41.9	1.7	0.1	-	43.5
State, municipalities, and
political subdivisions	86.4	4.6	6.3	-	84.7

U.S. corporate securities:
Public utilities	1,138.1	90.3	3.7	-	1,224.7
Other corporate securities	5,448.2	357.3	40.8	0.3	5,764.4
Total U.S. corporate securities	6,586.3	447.6	44.5	0.3	6,989.1

Foreign securities(1):
Government	428.6	34.2	3.6	-	459.2
Other	3,487.2	185.3	41.2	0.1	3,631.2
Total foreign securities	3,915.8	219.5	44.8	0.1	4,090.4

Residential mortgage-backed securities	1,982.1	241.1	75.2	74.9	2,073.1
Commercial mortgage-backed securities	2,628.7	78.4	241.8	6.6	2,458.7
Other asset-backed securities	2,193.0	15.4	217.4	51.8	1,939.2

Total fixed maturities, including
securities pledged	20,464.7	1,153.5	630.1	133.7	20,854.4
Less: securities pledged	641.8	36.9	1.1	-	677.6
Total fixed maturities	$19,822.9	$1,116.6	$629.0	$133.7	$20,176.8
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

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector.  The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies.  The average quality rating of the Company's fixed maturities portfolio was A+ and AA- at June 30, 2010 and December 31, 2009, respectively.  Ratings are calculated using a rating hierarchy that considers Standard and Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows at June 30, 2010 and December 31, 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$7,501.9	36.0%	$7,140.9	34.9%
AA	1,360.6	6.5%	1,413.8	6.9%
A	4,588.7	22.0%	4,409.8	21.5%
BBB	5,913.6	28.4%	5,712.2	27.9%
BB	709.7	3.4%	768.8	3.8%
B and below	779.9	3.7%	1,019.2	5.0%
Total	$20,854.4	100.0%	$20,464.7	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$7,577.0	41.5%	$7,658.8	40.7%
AA	896.7	4.9%	1,028.9	5.5%
A	3,440.2	18.9%	3,465.0	18.4%
BBB	5,029.9	27.6%	4,992.4	26.6%
BB	720.8	3.9%	861.4	4.6%
B and below	584.4	3.2%	797.2	4.2%
Total	$18,249.0	100.0%	$18,803.7	100.0%

92.9% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at both June 30, 2010 and December 31, 2009.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, including securities pledged to creditors, by market sector were as follows at June 30, 2010 and December 31, 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$3,175.7	15.2%	$3,030.5	14.8%
U.S. government agencies and authorities	43.5	0.2%	41.9	0.2%
U.S. corporate, state, and municipalities	7,073.8	33.9%	6,672.7	32.6%
Foreign	4,090.4	19.6%	3,915.8	19.1%
Residential mortgage-backed	2,073.1	10.0%	1,982.1	9.7%
Commercial mortgage-backed	2,458.7	11.8%	2,628.7	12.9%
Other asset-backed	1,939.2	9.3%	2,193.0	10.7%
Total	$20,854.4	100.0%	$20,464.7	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$4,123.5	22.6%	$4,201.0	22.3%
U.S. government agencies and authorities	24.6	0.1%	26.1	0.1%
U.S. corporate, state, and municipalities	5,559.2	30.5%	5,336.0	28.4%
Foreign	3,318.9	18.2%	3,250.6	17.3%
Residential mortgage-backed	1,748.0	9.6%	1,758.9	9.4%
Commercial mortgage-backed	2,589.6	14.2%	3,012.5	16.0%
Other asset-backed	885.2	4.8%	1,218.6	6.5%
Total	$18,249.0	100.0%	$18,803.7	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of June 30, 2010, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$399.7	$405.8
After one year through five years	5,420.1	5,653.2
After five years through ten years	4,161.3	4,427.1
After ten years	3,679.8	3,897.3
Mortgage-backed securities	4,610.8	4,531.8
Other asset-backed securities	2,193.0	1,939.2
Less: securities pledged	641.8	677.6
Fixed maturities, excluding securities pledged	$19,822.9	$20,176.8

Subprime and Alt-A Mortgage Exposure

Credit markets have experienced extreme volatility and disruption since concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”) surfaced in late 2007.  This resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets. Although some asset classes experienced a rebound in early 2009 and market activity increased for Alt-A mortgage-backed securities, these challenging conditions largely remain in 2010 for subprime mortgage-backed securities.

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

As market activity increased for Alt-A mortgaged-backed securities, the Company concluded that pricing information received from commercial pricing services and brokers, represented regularly occurring market transactions during the second half of 2009. The Company continues to maintain that the market for subprime mortgage-backed securities remains largely inactive and that pricing information does not represent regularly occurring market transactions.

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of June 30, 2010 and December 31, 2009.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above.  As of June 30, 2010, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $450.1 and $238.4, respectively, representing 2.2% of total fixed maturities.  As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $429.2 and $304.3, respectively, representing 2.7% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of June 30, 2010 and December 31, 2009:

2010				2009
% of Total Subprime				% of Total Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	27.1%	2007	39.6%	AAA	33.7%	2007	38.7%
AA	19.3%	2006	6.9%	AA	20.7%	2006	7.2%
A	8.0%	2005 and prior	53.5%	A	6.9%	2005 and prior	54.1%
BBB	8.8%		100.0%	BBB	8.3%		100.0%
BB and below	36.8%			BB and below	30.4%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above.  As of June 30, 2010, the fair value and gross unrealized losses aggregated to $158.7 and $69.9, respectively, representing 0.8% of total fixed maturities.  As of December 31, 2009, the fair value and gross unrealized losses aggregated to $156.5 and $94.0, respectively, representing 1.0% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of June 30, 2010 and December 31, 2009:

2010				2009
% of Total Alt-A				% of Total Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	20.4%	2007	29.6%	AAA	27.9%	2007	30.4%
AA	1.5%	2006	19.8%	AA	1.8%	2006	20.1%
A	0.0%	2005 and prior	50.6%	A	0.8%	2005 and prior	49.5%
BBB	0.9%		100.0%	BBB	6.9%		100.0%
BB and below	77.2%			BB and below	62.6%
	100.0%				100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

After a long period of stability, delinquency rates on commercial mortgages have increased sharply in recent months, as rent levels, vacancies and property values have exhibited weakness.  For consumer asset backed securities, delinquency rates in recent months have shown signs of improvement.  However, there are renewed concerns with consumer loans as a result of the current economic environment, as unemployment has remained at elevated levels and headwinds from slower global growth appear more likely.

As of June 30, 2010 and December 31, 2009, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $2.5 billion and $2.6 billion, respectively, and other ABS, excluding subprime exposure, totaled $1.5 billion and $461.3, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of June 30, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 59.5%, 12.0%, and 15.4%, respectively, of total other ABS, excluding subprime exposure.  As of December 31, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables comprising 35.0%, 44.7%, and 5.9%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of June 30, 2010 and December 31, 2009:

2010				2009
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	52.0%	2008	0.3%	AAA	66.8%	2008	0.5%
AA	13.6%	2007	27.3%	AA	9.6%	2007	26.2%
A	18.3%	2006	29.9%	A	14.2%	2006	29.9%
BBB	11.4%	2005 and prior	42.5%	BBB	6.4%	2005 and prior	43.4%
BB and below	4.7%		100.0%	BB and below	3.0%		100.0%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of June 30, 2010 and December 31, 2009:

2010				2009
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	80.0%	2010	6.0%	AAA	32.9%	2008	0.0%
AA	8.3%	2009	24.6%	AA	21.3%	2007	9.7%
A	1.5%	2008	8.2%	A	16.6%	2006	36.5%
BBB	8.5%	2007	18.8%	BBB	24.7%	2005 and prior	53.8%
BB and below	1.7%	2006	17.4%	BB and below	4.5%		100.0%
	100.0%	2005 and prior	25.0%		100.0%
			100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $3.1 billion and $3.4 billion as of June 30, 2010 and December 31, 2009, respectively.  These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

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

All commercial mortgages are rated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  Impairments taken on the mortgage loan portfolio were $0.3 and $0.5 for the three and six months ended June 30, 2010, respectively.  Impairments taken on the mortgage portfolio for the three and six months ended June 30, 2009 were $0.5. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  There were no mortgage loans in the Company’s portfolio in arrears with respect to principal and interest at June 30, 2010.  Due to challenges that the economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process.  At June 30, 2010 and December 31, 2009, the Company had a $3.2 and $4.1 allowance for mortgage loan credit losses, respectively.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans.  The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property.  The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments.  These ratios are utilized as part of the review process described above.  LTV and DSC ratios as of June 30, 2010 and December 31, 2009, are as follows:

	2010(1)	2009(1)
Loan to Value Ratio:
0% - 50%	$1,311.6	$1,541.0
50% - 60%	735.3	742.5
60% - 70%	810.1	845.0
70% - 80%	248.4	264.9
80% - 90%	22.9	23.9
Total Commercial Mortgage Loans	$3,128.3	$3,417.3
(1) Balances do not include allowance for mortgage loan credit losses.

		2010(1)(2)	2009(1)(2)
Debt Service Coverage Ratio:
	Greater than 1.5x	$2,170.7	$2,356.1
	1.25x - 1.5x	338.3	371.5
	1.0x - 1.25x	311.2	284.1
	Less than 1.0x	159.8	219.5
Total Commercial Mortgage Loans		$2,980.0	$3,231.2
(1)	Balances do not include allowance for mortgage loan credit losses.
(2)	Excludes mortgages that are secured by loans on land or construction deals.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of June 30, 2010 and December 31, 2009.

	2010(1)		2009(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans
by US Region:
Pacific	$789.8	25.3%	$894.6	26.2%
South Atlantic	589.3	18.8%	649.7	19.0%
Middle Atlantic	408.2	13.0%	465.7	13.6%
East North Central	358.2	11.5%	401.6	11.8%
West South Central	363.8	11.6%	371.0	10.9%
Mountain	370.1	11.8%	375.8	11.0%
New England	89.4	2.9%	90.6	2.6%
West North Central	93.8	3.0%	100.8	2.9%
East South Central	65.7	2.1%	67.5	2.0%
Total Commercial Mortgage Loans	$3,128.3	100.0%	$3,417.3	100.0%
(1)Balances do not include allowance for mortgage loan credit losses.

	2010(1)		2009(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans
by Property Type:
Apartments	$532.2	17.0%	$547.7	16.0%
Hotel/Motel	178.2	5.7%	180.5	5.3%
Industrial	1,005.0	32.1%	1,105.7	32.3%
Mixed Use	10.7	0.4%	16.2	0.5%
Office	589.2	18.8%	703.5	20.6%
Other	105.4	3.4%	136.0	4.0%
Retail	707.6	22.6%	727.7	21.3%
Total Commercial Mortgage Loans	$3,128.3	100.0%	$3,417.3	100.0%
(1)Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of commercial mortgages by year of origination as of June 30, 2010 and December 31, 2009.

	2010(1)	2009(1)
Year of Origination:
2010	$36.0	$-
2009	34.9	36.7
2008	452.4	477.6
2007	548.4	601.8
2006	343.6	385.1
2005 and prior	1,713.0	1,916.1
Total Commercial Mortgage Loans	$3,128.3	$3,417.3
(1)Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at June 30, 2010 and December 31, 2009.

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less
below amortized cost	$44.8	5.9%	$3.5	0.5%	$170.1	13.5%	$21.2	1.7%
More than six months
and twelve months
or less below
amortized cost	3.4	0.4%	3.2	0.4%	259.3	20.4%	200.8	15.8%
More than twelve months
below amortized cost	342.6	44.8%	366.3	48.0%	419.0	33.0%	197.7	15.6%
Total unrealized capital loss	$390.8	51.1%	$373.0	48.9%	$848.4	66.9%	$419.7	33.1%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at June 30, 2010 and December 31, 2009.

		More Than
	Six Months	Six Months	More Than
	or Less	and Twelve	Twelve Months	Total
	Below	Months or Less	Below	Unrealized
	Amortized	Below	Amortized	Capital
2010	Cost	Amortized Cost	Cost	Losses
Interest rate or spread widening	$25.4	$3.4	$67.3	$96.1
Mortgage and other asset-backed
securities	22.9	3.2	641.6	667.7
Total unrealized capital loss	$48.3	$6.6	$708.9	$763.8
Fair value	$1,849.6	$58.4	$2,466.6	$4,374.6

2009
Interest rate or spread widening	$99.3	$31.6	$122.2	$253.1
Mortgage and other asset-backed
securities	92.0	428.5	494.5	1,015.0
Total unrealized capital loss	$191.3	$460.1	$616.7	$1,268.1
Fair value	$5,275.9	$1,058.2	$2,714.5	$9,048.6

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at June 30, 2010 and December 31, 2009.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. government
agencies and
authorities	$-	$-	$-	$-	$8.9	$0.1	$8.9	$0.1
U.S. corporate, state,
and municipalities	422.4	11.0	33.2	2.6	357.9	37.5	813.5	51.1
Foreign	366.1	14.4	13.9	0.8	255.6	29.7	635.6	44.9
Residential
mortgage-backed	151.5	2.4	6.4	2.2	419.0	145.5	576.9	150.1
Commercial
mortgage-backed	245.2	19.9	3.8	0.3	820.2	228.2	1,069.2	248.4
Other asset-backed	664.4	0.6	1.1	0.7	605.0	267.9	1,270.5	269.2
Total	$1,849.6	$48.3	$58.4	$6.6	$2,466.6	$708.9	$4,374.6	$763.8

2009
U.S. Treasuries	$3,761.2	$80.0	$-	$-	$-	$-	$3,761.2	$80.0
U.S. government
agencies	15.2	0.8	8.2	0.8	-	-	23.4	1.6
and authorities
U.S. corporate, state,
and municipalities	273.8	6.7	108.1	13.5	737.7	64.1	1,119.6	84.3
Foreign	228.1	11.8	107.8	17.3	472.6	58.1	808.5	87.2
Residential
mortgage-backed	139.1	46.5	183.5	92.3	260.7	82.8	583.3	221.6
Commercial
mortgage-backed	795.5	44.1	534.6	243.1	682.7	161.0	2,012.8	448.2
Other asset-backed	63.0	1.4	116.0	93.1	560.8	250.7	739.8	345.2
Total	$5,275.9	$191.3	$1,058.2	$460.1	$2,714.5	$616.7	$9,048.6	$1,268.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 77.7% of the average book value as of June 30, 2010.  In addition, this category includes 465 securities, which have an average quality rating of BBB+.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less
below amortized cost	$2,472.8	$300.9	$128.9	$68.8	242	33
More than six months and
twelve months or less
below amortized cost	803.3	13.3	65.9	4.6	91	10
More than twelve months
below amortized cost	419.0	1,129.1	20.2	475.4	79	211
Total	$3,695.1	$1,443.3	$215.0	$548.8	412	254

2009
Six months or less
below amortized cost	$6,184.5	$396.8	$265.1	$111.8	282	96
More than six months and
twelve months or less
below amortized cost	1,248.5	982.3	68.8	433.2	191	115
More than twelve months
below amortized cost	619.0	885.6	27.8	361.4	113	158
Total	$8,052.0	$2,264.7	$361.7	$906.4	586	369

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. government agencies
and authorities	$9.0	$-	$0.1	$-	2	-
U.S. corporate, state and
municipalities	824.0	40.6	41.4	9.7	129	9
Foreign	628.0	52.5	32.0	12.9	78	8
Residential mortgage-backed	391.4	335.6	27.2	122.9	65	98
Commercial mortgage-backed	848.5	469.1	84.6	163.8	52	32
Other asset-backed	994.2	545.5	29.7	239.5	86	107
Total	$3,695.1	$1,443.3	$215.0	$548.8	412	254

2009
U.S. Treasuries	$3,841.2	$-	$80.0	$-	21	-
U.S. government agencies
and authorities	25.0	-	1.6	-	4	-
U.S. corporate, state and
municipalities	1,139.0	64.9	67.8	16.5	220	32
Foreign	712.7	183.0	33.1	54.1	93	30
Residential mortgage-backed	336.0	468.9	35.9	185.7	83	119
Commercial mortgage-backed	1,534.5	926.5	104.2	344.0	96	60
Other asset-backed	463.6	621.4	39.1	306.1	69	128
Total	$8,052.0	$2,264.7	$361.7	$906.4	586	369
During the six months ended June 30, 2010, unrealized capital losses on fixed maturities decreased by $504.3. Lower unrealized losses are due to improved economic conditions and the overall tightening of credit spreads since the end of 2009, leading to lower noncredit impairments and the increased value of fixed maturities.

At June 30, 2010, the Company had 10 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $169.0, or 22.1% of the total unrealized losses, as of June 30, 2010.  At December 31, 2009, the Company had 19 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $353.9, or 27.9% of the total unrealized losses, as of December 31, 2009.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in “Other-Than-Temporary Impairments,” which follows this section. After detailed impairment analysis was completed, management determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired, and therefore no further other-than-temporary impairment was necessary.

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

In order to determine the amount of the OTTI that is considered a credit impairment, the Company utilizes the following methodology and significant inputs:

▪
Recovery value is estimated by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security.  The effective interest rate is the current yield prior to impairment for a fixed rate security or current coupon yield for a floating rate security.

▪
Collectability and recoverability are estimated using the same considerations as the Company uses in its overall impairment analysis which includes, but is not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.

▪
Additional factors considered for structured securities such as RMBS, CMBS and other ABS include, but are not limited to, quality of underlying collateral, anticipated loss severities, collateral default rates, and other collateral characteristics such as vintage, collateral re-payment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Statement of Operations, excluding impairments included in Other comprehensive income (loss), by type for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010			2009
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-		-	$80.5	10
U.S. corporate	2.4		12	9.1	11
Foreign(1)	10.9		13	6.2	7
Residential mortgage-backed	6.0		51	9.0	29
Other asset-backed	11.7		19	13.9	12
Commercial mortgage-backed	6.2		2	-	-
Equity securities	-	*	1	1.2	1
Public utilities	0.1		2	-	-
Mortgage loans on real estate	0.3		1	0.5	1
Limited partnerships	-		-	0.4	1
Total	$37.6		101	$120.8	72
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

	Six Months Ended June 30,
	2010			2009
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-		-	$114.7	13
U.S. corporate	3.7		17	50.4	49
Foreign(1)	22.8		19	24.2	31
Residential mortgage-backed	12.5		54	100.9	85
Other asset-backed	15.1		24	126.7	39
Commercial mortgage-backed	8.3		2	-	-
Equity securities	-	*	1	3.3	5
Public utilities	0.3		5	-	-
Mortgage loans on real estate	0.5		1	0.5	1
Limited partnerships	-		-	0.4	1
Total	$63.2		123	$421.1	224
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above schedules include $24.0 and $46.4 for the three and six months ended June 30, 2010, respectively, and $29.7 and $109.9 for the three and six months ended June 30, 2009, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings.  The remaining write-downs reflected in the schedules above are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$80.5	10
U.S. corporate	2.4	12	7.0	10
Foreign(1)	10.8	13	3.6	6
Other asset-backed	0.3	1	-	-
Public utilities	0.1	2	-	-
Total	$13.6	28	$91.1	26
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$114.7	13
U.S. corporate	3.7	17	42.7	34
Foreign(1)	12.5	16	21.6	30
Residential mortgage-backed	-	-	23.1	8
Other asset-backed	0.3	1	109.1	11
Public utilities	0.3	5	-	-
Total	$16.8	39	$311.2	96
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities.  In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following tables identify the noncredit impairments recognized in Other comprehensive income (loss) by type for the three and six months ended June 30, 2010. No difference exists between the three and six months ended June 30, 2009 noncredit impairment amounts, as recognition of noncredit impairments in Other comprehensive income (loss) began effective April 1, 2009, with the adoption of new US GAAP guidance regarding impairments.

	Three Months Ended June 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$-	-	$2.1	3
Foreign(1)	-	-	0.4	6
Commercial mortgage-backed	1.9	1	-	-
Residential mortgage-backed	5.4	16	75.0	33
Other asset-backed	3.2	3	7.4	14
Total	$10.5	20	$84.9	56
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$-	-	$2.1	3
Foreign(1)	-	-	0.4	6
Commercial mortgage-backed	10.5	2	-	-
Residential mortgage-backed	16.9	25	75.0	33
Other asset-backed	29.1	9	7.4	14
Total	$56.5	36	$84.9	56
(1) Primarily U.S. dollar denominated.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives.  The cost of the investments on disposal is determined based on specific identification of securities.  Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI
of $(37.3) and $(118.7) in 2010 and 2009, respectively	$(7.3)	$(25.6)
Equity securities, available-for-sale, including net OTTI
of $0* and $(1.2) in 2010 and 2009, respectively	2.2	2.2
Derivatives	626.2	(878.5)
Other investments, including net OTTI of $(0.3) and $(0.9)
in 2010 and 2009, respectively	1.0	(0.8)
Net realized capital losses	$622.1	$(902.7)
After-tax net realized capital losses, including tax valuation
allowance of $9.5 in 2009	$404.4	$(596.3)
*Less than $0.1.

	Six Months Ended June 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI
of $(62.7) and $(416.9) in 2010 and 2009, respectively	$15.8	$(258.0)
Equity securities, available-for-sale, including net OTTI
of $0* and $(3.3) in 2010 and 2009, respectively	2.3	0.2
Derivatives	338.8	(793.6)
Other investments, including net OTTI of $(0.5) and $(0.9)
in 2010 and 2009, respectively	2.7	(3.1)
Net realized capital losses	$359.6	$(1,054.5)
After-tax net realized capital losses, including tax valuation
allowance of $40.4 in 2009	$233.7	$(725.8)
*Less than $0.1.

Total Net realized capital gains increased for the three and six months ended June 30, 2010, primarily due to gains on futures related to a) hedging of variable annuity guaranteed death benefits, b) a loss in the first half of 2009 related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, c) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to Security Life of Denver International Limited (“SLDI”), an affiliate, under the combined coinsurance and coinsurance funds withheld agreement, which commenced in the third quarter of 2009. However, the gains on the VAGLB futures incurred are ceded to SLDI and reported as a corresponding increase in Interest credited and other benefits to policyholders. Futures were in a short position and their fair value increased in the second quarter of 2010 as equity markets declined compared to the first quarter.  In addition, the Company experienced gains on currency swaps and forwards related to the rise of the US Dollar in 2010.  Lower credit and intent related impairments on fixed maturities, primarily due to the improved economic and interest rate environment, also contributed to the rise in Net realized capital gains. These favorable items were partially offset by losses on options in a long position, which are used to hedge risks associated with fixed indexed annuities.

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged:
U.S. Treasuries	$3,078.3	$97.4	$-	$3,175.7
U.S. government agencies and authorities	-	43.5	-	43.5
U.S. corporate, state and municipalities	-	7,006.8	67.0	7,073.8
Foreign	-	4,035.1	55.3	4,090.4
Residential mortgage-backed securities	-	1,924.8	148.3	2,073.1
Commercial mortgage-backed securities	-	2,458.7	-	2,458.7
Other asset-backed securities	-	1,259.8	679.4	1,939.2
Equity securities, available-for-sale	115.9	-	13.0	128.9
Derivatives:
Interest rate contracts	6.3	193.0	-	199.3
Foreign exchange contracts	-	12.5	-	12.5
Equity contracts	41.3	-	129.5	170.8
Credit contracts	-	0.5	-	0.5
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	2,399.7	-	-	2,399.7
Assets held in separate accounts	39,856.4	-	-	39,856.4
Total	$45,497.9	$17,032.1	$1,092.5	$63,622.5

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	$-	$-	$977.3	$977.3
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB"
and "GMAB")	-	-	97.1	97.1
Embedded derivative on reinsurance	-	108.5	-	108.5
Derivatives:
Interest rate contracts	-	341.7	-	341.7
Foreign exchange contracts	-	31.1	-	31.1
Equity contracts	5.1	-	16.2	21.3
Credit contracts	-	8.6	46.6	55.2
Total	$5.1	$489.9	$1,137.2	$1,632.2
(1) Level 3 assets and liabilities accounted for 1.7% and 69.7% of total assets and liabilities measured at fair value on a recurring basis, respectively. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 assets in relation to total assets measured at fair value on a recurring basis totaled 4.6%.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged:
U.S. Treasuries	$4,123.5	$-	$-	$4,123.5
U.S. government agencies and authorities	-	24.6	-	24.6
U.S. corporate, state and municipalities	-	5,559.2	-	5,559.2
Foreign	-	3,318.9	-	3,318.9
Residential mortgage-backed securities	-	659.8	1,088.2	1,748.0
Commercial mortgage-backed securities	-	2,589.6	-	2,589.6
Other asset-backed securities	-	461.3	423.9	885.2
Equity securities, available-for-sale	149.8	-	4.5	154.3
Derivatives:
Interest rate contracts	-	44.6	-	44.6
Foreign exchange contracts	-	14.2	-	14.2
Equity contracts	42.8	-	215.5	258.3
Credit contracts	-	0.3	-	0.3
Embedded derivative on reinsurance	-	38.7	-	38.7
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	2,242.8	8.0	-	2,250.8
Assets held in separate accounts	42,996.1	-	-	42,996.1
Total	$49,555.0	$12,719.2	$1,732.1	$64,006.3

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities ("FIA")	$-	$-	$927.2	$927.2
Guaranteed Minimum Withdrawal and
Accumulation Benefits ("GMWB"
and "GMAB")	-	-	73.9	73.9
Derivatives:
Interest rate contracts	-	325.2	-	325.2
Foreign exchange contracts	-	53.0	-	53.0
Equity contracts	3.2	-	13.1	16.3
Credit contracts	-	15.4	90.5	105.9
Total	$3.2	$393.6	$1,104.7	$1,501.5
(1) Level 3 assets and liabilities accounted for 1.0% of total assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total assets and liabilities measured at fair value on a recurring basis totaled 3.2%.

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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return.  The portfolio management strategy for the fixed account considers the assets available-for-sale.  This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors.  The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks.  The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks.  The Company’s derivative counterparties are of high credit quality.  As of June 30, 2010, the Company had net derivative liabilities with a fair value of $66.2.

Recent Initiatives

In 2009, ING USA took certain actions to reduce its exposure to interest rate and market risks.  These actions included revisions to variable annuity guaranteed benefits for new business, reducing the minimum guaranteed interest rate on new fixed indexed annuities business, changes to certain products, reassessment of the investment strategy, hedging certain funds which previously were not hedged, hedging certain guaranteed death benefits which were previously not hedged, hedging interest rate risk on new variable annuity business and hedging the majority of the Company’s foreign currency risk.  ING USA continues to monitor these initiatives and their financial impacts. In addition, during 2010, the Company approved a funding capital hedging program; to date, no hedging has commenced under this program due to current equity market levels.

The Company is evaluating its assumptions and estimation techniques for determining estimated gross profits in its amortization of DAC and VOBA. As part of this evaluation, the Company is assessing whether to implement a reversion to the mean technique of estimating its short-term equity market return assumptions in the third quarter of 2010. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters.

On April 9, 2009, ING USA’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions.  In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products to be sold by ING USA's affiliate, ING Life Insurance and Annuity Company.  As part of this strategy, ING USA ceased new sales of variable annuity products in March of 2010. Some new amounts will continue to be deposited on ING USA variable annuities either as transfers related to applications that were in process prior to the product closures or as add-on premiums to existing contracts.

Volatile capital market conditions commencing in the fourth quarter of 2008 and continuing into 2009, coupled with numerous changes in regulatory and accounting requirements and changes in policyholder behavior as a result of the recent changed economic environment, presented extraordinary challenges to actuarial reserve valuation methodologies and controls. Since the second quarter of 2009, ING USA has been undertaking a review and strengthening of its systems, processes and internal controls, including those with respect to actuarial calculations on fixed and variable annuity products under statutory and other bases of accounting. As part of its internal controls review, ING USA has from time to time identified control issues that require corrective action and has taken, and will continue to undertake appropriate corrective action to address identified control issues. During the fourth quarter of 2009, ING USA implemented proprietary cash flow projection software as part of its systems-strengthening initiative. During 2010, ING USA is continuing its controls review, system strengthening and corrective actions, including initiatives to ensure sustainability in controls in business owned applications used in actuarial and financial reporting processes, and to improve change controls and management of actuarial models and key assumptions. In addition, the Company is assessing its IT system modification backlog and is continuing to enhance its controls with respect to prioritizing, monitoring, and implementing future system modifications.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  The Company maintains the following agreements:

▪
A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory net admitted assets, excluding Separate Accounts, as of the prior December 31.  At June 30, 2010 and December 31, 2009, the Company had an outstanding receivable of $442.0 and $545.5, respectively, with ING AIH under the reciprocal loan agreement.

▪	A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. At June 30, 2010 and December 31, 2009, the Company had no amounts outstanding under the revolving note facility.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  As of June 30, 2010 and December 31, 2009, the Company had $1,279.6 and $1,304.5, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB.  As of June 30, 2010 and December 31, 2009, assets with a market value of approximately $1,543.2 and $1,657.9, respectively, collateralized the funding agreements issued to the FHLB.  Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Distributions

During the six months ended June 30, 2010 and 2009, the Company received $239.0 and $835.0, respectively, in capital contributions from its Parent.

During the six months ended June 30, 2010 and 2009, the Company did not pay any dividends or return of capital distributions to its Parent.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of June 30, 2010 and December 31, 2009, the Company held $48.8 and $32.1, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets. In addition, as of June 30, 2010 and December 31, 2009, the Company delivered collateral of $609.3 and $574.6, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

Reinsurance Agreements

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, Security Life of Denver Insurance Company (“SLD”), effective August 20, 1999.  Under the terms of this agreement, the Company facultatively cedes to SLD, from time to time, certain GICs on a 100% coinsurance basis.  The value of GIC reserves ceded by the Company under this agreement was $47.5 at June 30, 2010 and December 31, 2009.  The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that SLD is also a major GIC issuer.  Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

The Company entered into an automatic reinsurance agreement with SLDI, an affiliate, dated June 30, 2008, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts, which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement.  The value of reserves ceded by the Company under this agreement was $1,163.6 and $878.6 at June 30, 2010 and December 31, 2009, respectively.  In addition, a deferred loss on the transaction in the amount of $364.5 is presented in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.  Effective July 1, 2009, the Company and SLDI entered into an amended and restated reinsurance agreement to change the reinsurance basis of the existing automatic reinsurance agreement dated June 30, 2008 between the Company and SLDI from coinsurance to a combined coinsurance and coinsurance funds withheld basis.  To effectuate this transaction, assets with a market value of $3.2 billion  were transferred on July 31, 2009 from SLDI to the Company, and the Company deposited those assets into a trust account. The Company also established a corresponding funds withheld liability to SLDI, which is included in Other liabilities on the Condensed Balance Sheets.

Ratings

The Company’s access to funding and its related cost of borrowing, requirements for derivatives collateral posting and the attractiveness of certain of its products to customers are affected by Company credit ratings and insurance financial strength ratings, which are periodically reviewed by the ratings agencies.

On October 27, 2009, Moody’s Investors Service, Inc. (“Moody’s”) downgraded the insurance financial strength ratings of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company, to A2 from A1.  Moody's also on that date confirmed the short-term financial strength rating of Prime-1 (P-1).  These actions concluded the review for possible downgrade initiated on September 21, 2009 and the ratings now carry a developing outlook.

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

On June 11, 2010, A.M. Best Company, Inc. (“A.M. Best”) affirmed its financial strength rating of A (Excellent) and issuer credit rating of a+ and changed its outlook to stable from negative.

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

The Company’s existing variable annuity block of business contains certain guaranteed death and living benefits made available to contractowners as described below:

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

▪
Combo (Max 7) - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup (Rollup guarantees that, upon death, the death benefit will be no less than the aggregate premiums paid by the contractowner accruing interest at the contractual rate per annum, adjusted for contract withdrawals, which may be subject to a maximum cap on the rolled up amount.)

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

As of June 30, 2010 and December 31, 2009, the guaranteed value of these death benefits in excess of account values was estimated to be $12.1 billion and $10.3 billion, respectively, before reinsurance.  The increase was primarily driven by unfavorable equity market performance in 2010.

As of June 30, 2010, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $10.9 billion, of which $10.9 billion was projected to be covered by the Company’s variable annuity guarantee hedging program.  As of December 31, 2009, the guaranteed value of guaranteed minimum death benefits in excess of account values, net of reinsurance, was estimated to be $9.1 billion, of which $9.1 billion was projected to be covered by the Company’s variable annuity guarantee hedging program.  As of June 30, 2010 and December 31, 2009, the Company recorded a liability of $609.2 and $477.6, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values.

Guaranteed Living Benefits:

▪	Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary.
▪
Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees an annual withdrawal amount for life that is calculated as a percentage of the notional amount that equals premium at the time of contract issue and may increase by annual ratchets. The percentage used to determine the guaranteed annual withdrawal amount may vary by age and contract year of first withdrawal.  Earlier versions of the withdrawal benefit included a rollup (7%, 6%, 5% or 0%, depending on versions of the benefit) in combination with a ratchet (primarily annually or quarterly, depending on versions). A joint life-time withdrawal benefit option was available to include coverage for spouses.  Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions.  Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance.  Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

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

For the Reinsured living benefits, as of June 30, 2010 and December 31, 2009, the guaranteed value of these benefits in excess of account values was estimated to be $10.8 billion and $8.8 billion, respectively, before reinsurance.

For the Non-reinsured living benefits, as of June 30, 2010 and December 31, 2009, the guaranteed value of these benefits in excess of account values was $138.4 and $104.9, respectively.  The Company recorded a liability representing the estimated net present value of its future obligations for these benefits of $97.1 and $73.9 as of June 30, 2010 and December 31, 2009, respectively.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets.  Cash collateral received is invested in short term investments, with the offsetting collateral liability included in Borrowed money on the Balance Sheets. At June 30, 2010, the Company did not have securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2009, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $354.1 and is included in Securities pledged on the Condensed Balance Sheets.  The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $311.1 at December 31, 2009 and is included in Borrowed money on the Condensed Balance Sheets.  In addition to the repurchase obligation, the Company holds $28.9 in collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At June 30, 2010 and December 31, 2009, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at June 30, 2010.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At June 30, 2010 and December 31, 2009, the fair value of loaned securities was $68.3 and $163.7, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

Income Taxes

Estimated liabilities have been provided for uncertain tax benefits related to Internal Revenue Service (“IRS”) tax audits and state tax exams that have not been completed. The current payable of $39.0 may be reduced in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $26.3 cannot be reliably estimated.

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act is landmark legislation that represents the most profound restructuring of U.S. financial regulation since the New Deal. Precipitated by the financial crisis that began in 2007, the legislation includes 15 major parts with 14 stand-alone statutes and numerous amendments to the current array of banking, securities, derivatives, and consumer finance laws. U.S. financial regulators will enter into an intense period of rulemaking and studies mandated by the legislation over the next six to eighteen months. Until such rulemaking and studies are completed, the precise impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are major elements of the legislation that we have identified to date that are of particular significance to ING and/or its affiliates, including the Company, as described below.

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council, an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of significant financial services firms, including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non-U.S. companies. A company determined to be systemically significant (a “Systemically Significant Company”) will be supervised by the Federal Reserve Board and will be subject to unspecified heightened prudential standards, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, and restrictions on proprietary trading. We cannot predict whether ING or the Company will be designated as a Systemically Significant Company. If, however, ING or the Company were so designated, failure to meet the requisite measures of financial condition could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings.

The legislation also creates a Federal Insurance Office to be housed within the Treasury Department, which will be charged with monitoring (but not regulating) the insurance industry, including gathering information to identify issues or gaps in the regulation of insurers that could contribute to systemic crisis in the insurance industry or U.S. financial system; preparing annual reports to Congress on the insurance industry; conducting studies on modernization of U.S. insurance regulation and the global reinsurance market; and entering into/implementing agreements with foreign governments relating to the recognition of prudential measures with respect to insurance and reinsurance (“International Agreements”), including the authority to preempt U.S. state law if it is found to be inconsistent with an International Agreement and treats a non-U.S. insurer less favorably than a U.S. insurer.

The legislation creates a new framework for regulating derivatives, which may increase the costs of hedging generally. It includes requirements for centralized clearing of OTC derivatives (except those where one of the counterparties is a “non-financial end user” to be defined by regulation); and establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission ("CFTC") over derivatives, and “swap dealers” and “major swap participants”, as to be defined by SEC and CFTC regulation, each of whom will be subject to as yet unspecified capital and margin requirements.

The legislation provides that fixed indexed annuities meeting certain requirements shall be exempt from SEC supervision, thereby superseding SEC Regulation 151A, which would have required SEC registration of certain fixed index annuity products.

The Dodd-Frank Act imposes various ex-post assessments on certain financial companies, which may include the Company, to provide funds necessary to repay any borrowings and to cover the costs of any special resolution of a financial company under the new resolution authority established under the legislation (although assessments already imposed under state insurance guaranty funds will be taken into account in calculating such assessments).

The Company will continue to monitor and assess the potential effects of the Dodd-Frank Act as regulatory requirements are finalized and mandated studies are conducted.

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

Federal actions taken since 2008 to alleviate the financial crisis may not achieve their intended results. The new  federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have unintended consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity

In response to the financial crisis affecting the banking system and financial markets, the U.S. federal government passed new legislation in an effort to stabilize the financial markets, including the American Recovery and Reinvestment Act of 2009 and the Emergency Economic Stabilization Act of 2008. The Company cannot predict with any certainty the effect these actions or any other legislative initiatives will have on the financial markets or on the Company’s business, results of operations, financial condition, and liquidity. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates, which could materially affect the Company’s investments, results of operations and liquidity in ways that are not predictable. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect the Company’s results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, the Company may need to raise additional capital or consider other transactions to manage its capital position or liquidity.

Recently, significant shifts in regulatory supervision and enforcement policies by financial services industry regulators have resulted in more aggressive and intense scrutiny and the application and enforcement of more stringent standards.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), landmark legislation that is likely to effect the most profound restructuring of U.S. financial regulation since the New Deal. U.S. financial regulators will enter into an intense period of rulemaking and studies mandated by the legislation over the next six to eighteen months. Until such rulemaking and studies occur, the full impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are several aspects of the legislation that we have identified to date that are likely to be significant to ING and/or its affiliates, including the Company, as described below.

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council, an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of systemically significant financial services firms (a “Systemically Significant Company”), including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non U.S. companies. If ING or its U.S. operations were designated as systemically significant, then ING and its subsidiaries would be supervised by the Federal Reserve Bank and subject to heightened prudential standards, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing and restrictions on proprietary trading. If ING or the Company were designated as a Systemically Significant Company, failure to meet the requisite measures of financial condition applicable to a Systemically Significant Company could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings. We cannot predict whether ING or the Company will be designated as a Systemically Significant Company.

Although existing state insurance regulators will remain the primary regulators of the Company and its U.S. insurance affiliates, the legislation also creates a Federal Insurance Office to be housed within the Treasury Department, which will be charged with monitoring the insurance industry, including gathering information to identify issues or gaps in the regulation of insurers that could contribute to systemic crisis in the insurance industry or U.S. financial system; preparing annual reports to Congress on the insurance industry; conducting studies on modernization of U.S. insurance regulation and the global reinsurance market, which may include legislative, administrative or regulatory recommendations; and entering into agreements with foreign governments relating to the recognition of prudential measures with respect to insurance and reinsurance (“International Agreements”), including certain limited authority to preempt U.S. state law in relation to such International Agreements.  We cannot predict whether any resulting recommendations, if any, will affect our business or financial condition.

The Dodd-Frank Act restricts the ability of federally insured depository institutions and their affiliates to:  (i) engage in proprietary trading (the “proprietary trading prohibition”) and (ii) sponsor or invest in funds (referred to in the legislation as hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “fund investment prohibition”).  The Dodd-Frank Act provides an exemption for investments by a regulated insurance company or its affiliate solely for the general account of such insurance company if certain conditions to the exemption are met (the “general account exemption”).  While we believe the general account exemption exempts the Company from both the proprietary trading prohibition and the fund investment prohibition, the statutory language on the general account exemption could be read to result in a different interpretation.  The Dodd-Frank Act provides for a period of study and rulemaking during which the scope and effects of the statutory language on the general account exemption may be clarified. Until the related study and rulemaking are complete, it is unclear whether the Company may need to alter any of its investment activities to comply.

In addition, the legislation creates a new framework for regulating derivatives, which may increase the costs of hedging generally. It includes requirements for centralized clearing of OTC derivatives (except those where one of the counterparties is a “non-financial end user,” to be defined by regulations); and establishes new regulatory authority for the Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”) over derivatives, and “swap dealers” and “major swap participants,” as to be defined by the SEC and CFTC, each of whom will be subject to as yet unspecified capital and margin requirements.  Although we do not believe the Company should be considered a “swap dealer” or a “major swap participant”, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and related activities undertaken by the Company.  The cost of hedging and related activities could also be adversely affected if it is determined by the Secretary of Treasury that foreign currency swaps and forwards are not excluded from the foregoing requirements.  As depository banks may be restricted in their ability to conduct OTC derivatives business, the legislation may require the Company to use more non-bank counterparties for its hedging activities or otherwise have the effect of limiting the availability to the Company of derivatives counterparties that meet minimum insurance regulatory requirements.  In addition, restrictions imposed by the legislation on netting of derivatives transactions with non-banks and the possible lower credit quality and/or capitalization of non-bank derivatives counterparties may increase the counterparty credit risk to the Company.  We cannot predict the specific impacts and costs of the Dodd-Frank Act or the pending regulations on our hedging activities and strategies until the rulemaking process is substantially complete.

The Dodd-Frank Act imposes various ex-post assessments on certain financial companies, which may include the Company, to provide funds necessary to repay any borrowings and to cover the cost of any special resolution of a financial company under the new resolution authority established under the legislation (although assessments already imposed under state insurance guaranty funds will be taken into account in calculating such assessments). In addition to the assessments imposed on certain financial companies by the Dodd-Frank Act, it is possible that Congress may adopt a form of “financial crisis responsibility” fee or tax on banks and other financial firms to mitigate costs to taxpayers of various government programs established to address the financial crisis and to offset the costs of potential future crises.

Although the full impact of the Dodd-Frank Act cannot be determined until the various mandated studies are conducted and implementing regulations are enacted, many of the legislation’s requirements could have profound and/or unintended consequences for the financial services industry, including the Company. The Act could make it more expensive for the Company to conduct its business; require the Company to make changes to its business model or satisfy increased capital requirements; subject the Company to greater regulatory scrutiny; subject the Company to potential increases in whistleblower claims in light of the increased awards available to whistleblowers under the Act; and have a material effect on the Company’s results of operations or financial condition.

In addition, the Company is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the National Association of Insurance Commissioners, the SEC, FINRA, Financial Accounting Standards Board, and state attorneys general. In light of the financial crisis, some of these authorities are considering, or may in the future consider, enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. For example, the G20 and the Financial Stability Board have issued a series of papers intended to produce significant changes in how financial companies, and in particular large and complex global financial companies, such as ING, should be regulated. Such papers and proposals address financial group supervision, capital and solvency measures, corporate governance and systemic financial risk, among other things. Governments in jurisdictions in which ING does business are considering, or may in the future consider, introducing legislation or regulations to implement certain recommendations of the G20 and Financial Stability Board. All of these possibilities, if they occurred, could affect the way the Company conducts its business and manages capital, and may require the Company to satisfy increased capital requirements, any of which in turn could materially affect the Company’s results of operations, financial condition and liquidity.

The Company may be required to establish an additional valuation allowance against the deferred income tax asset if the Company’s business does not generate sufficient taxable income or if the Company’s tax planning strategies are modified based on new or revised US GAAP requirements.  Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities.  Deferred tax assets are evaluated periodically by management to determine if they are realizable.  Factors in management’s determination include the performance of the business, including the ability to generate operating income and capital gains from a variety of sources and tax planning strategies.  If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.

Additionally, the Company has recognized deferred tax assets on certain available-for-sale securities in loss positions that it believes it can hold until recovery or maturity.   The FASB is currently evaluating the ability for companies to recognize deferred tax assets on certain available for sale securities in loss positions based on a strategy to hold to recovery or maturity.  If the FASB determines this is not a valid tax strategy to recognize deferred tax assets on unrealized losses, the Company may be required to write-off related deferred tax asset amounts.

As of June 30, 2010, the Company’s valuation allowance was $177.1.  However, based on future facts, circumstances and FASB developments, the valuation allowance may not be sufficient.  Charges to increase the valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

Item 6.            Exhibits

See Exhibit Index on pages 113-114 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2010 (Date)	ING USA Annuity and Life Insurance Company (Registrant)
	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING USA ANNUITY AND LIFE INSURANCE COMPANY (the “Company”)
Exhibit Index

Exhibit Number	Description of Exhibit

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