Form 10-Q
period 2010-09-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2010-11-15
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:   333-133154, 333-133076, 333-133153, 333-133155, 333-158928

ING USA ANNUITY AND LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	41-0991508 (IRS Employer Identification No.)

1475 Dunwoody Drive West Chester, Pennsylvania (Address of principal executive offices)	19380-1478 (Zip Code)

(610) 425-3400

 (Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of November 5, 2010, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for the period ended September 30, 2010

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I.                                        FINANCIAL INFORMATION (UNAUDITED)

Item 1.                                                 Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Net investment income	$336.4	$379.5	$1,002.5	$1,086.9
Fee income	263.4	253.7	805.7	680.6
Premiums	139.9	370.2	416.3	626.5
Net realized capital losses:
Total other-than-temporary impairment losses	(53.8)	(46.9)	(173.5)	(552.9)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	27.8	6.5	84.3	91.4
Net other-than-temporary impairments recognized in earnings	(26.0)	(40.4)	(89.2)	(461.5)
Other net realized capital losses	(512.3)	(1,103.4)	(89.5)	(1,736.8)
Total net realized capital losses	(538.3)	(1,143.8)	(178.7)	(2,198.3)
Other (expense) income	—	(0.6)	—	0.7
Total revenue	201.4	(141.0)	2,045.8	196.4
Benefits and expenses:
Interest credited and other benefits to contractowners	30.8	(127.6)	1,512.0	487.1
Operating expenses	109.7	101.1	315.5	281.1
Net amortization of deferred policy acquisition costs and value of business acquired	(88.7)	(175.8)	132.9	(345.4)
Interest expense	8.0	8.2	24.0	24.6
Other expense	10.7	10.8	31.6	35.1
Total benefits and expenses	70.5	(183.3)	2,016.0	482.5
Income (loss) before income taxes	130.9	42.3	29.8	(286.1)
Income tax benefit	(6.7)	(35.4)	(62.8)	(126.3)
Net income (loss)	$137.6	$77.7	$92.6	$(159.8)

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,932.9 at 2010 and $17,724.3 at 2009)	$21,889.9	$17,156.5
Equity securities, available-for-sale, at fair value (cost of $139.9 at 2010 and $150.8 at 2009)	148.3	154.3
Short-term investments	1,503.9	2,044.0
Mortgage loans on real estate	3,006.1	3,413.2
Policy loans	124.0	131.6
Loan - Dutch State obligation	882.0	1,026.0
Limited partnerships/corporations	272.0	252.6
Derivatives	257.3	317.4
Other investments	1.6	3.5
Securities pledged (amortized cost of $696.0 at 2010 and $1,079.4 at 2009)	762.3	1,092.5
Total investments	28,847.4	25,591.6
Cash and cash equivalents	91.3	40.1
Short-term investments under securities loan agreement, including collateral delivered	103.0	169.0
Accrued investment income	242.6	187.3
Receivable for securities sold	55.8	7.6
Premium receivable	53.5	86.9
Deposits and reinsurance recoverable	3,333.6	3,350.0
Deferred policy acquisition costs	3,137.2	3,718.0
Value of business acquired	62.0	113.4
Sales inducements to contractowners	635.5	810.2
Short-term loan to affiliate	739.7	545.5
Due from affiliates	195.1	816.3
Other assets	399.3	414.9
Assets held in separate accounts	42,641.5	42,996.1
Total assets	$80,537.5	$78,846.9

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$27,654.4	$27,044.7
Payable for securities purchased	143.5	115.7
Payables under securities loan agreement, including collateral held	133.7	201.1
Borrowed money	-	311.1
Notes to affiliates	435.0	435.0
Due to affiliates	93.2	122.5
Current income taxes	774.8	69.0
Deferred income taxes	256.6	767.5
Other liabilities	4,612.9	4,046.5
Liabilities related to separate accounts	42,641.5	42,996.1
Total liabilities	76,745.6	76,109.2

Shareholder’s equity:
Common stock (250,000 shares authorized, issued and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,411.7	5,172.7
Accumulated other comprehensive income (loss)	190.1	(532.5)
Retained earnings (deficit)	(1,812.4)	(1,905.0)
Total shareholder’s equity	3,791.9	2,737.7
Total liabilities and shareholder’s equity	$80,537.5	$78,846.9

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2009
Excluding impact of merger	$2.5	$4,335.4	$(1,333.7)	$(2,236.7)	$767.5
Impact of merger with affiliate	-	-	(19.7)	16.9	(2.8)
Balance at January 1, 2009	2.5	4,335.4	(1,353.4)	(2,219.8)	764.7
Cumulative effect of change in accounting principle, net of DAC and tax	-	-	(312.0)	312.0	-
Comprehensive income:
Net income	-	-	-	(159.8)	(159.8)
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains (losses) on securities ($1,593.6 pretax), including change in tax valuation allowance of $(115.6)	-	-	1,177.6	-	1,177.6
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	-	-	(91.4)	-	(91.4)
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss)	-	-	16.4	-	16.4
Pension liability ($0.2 pretax)	-	-	0.1	-	0.1
Total comprehensive income					942.9
Contribution of capital	-	835.0	-	-	835.0
Employee share-based payments	-	1.9	-	-	1.9
Balance at September 30, 2009	$2.5	$5,172.3	$(562.7)	$2,067.6	$2,544.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2010
Excluding impact of merger	$2.5	$5,172.7	$(512.8)	$(1,921.5)	$2,740.9
Impact of merger with affiliate	-	-	(19.7)	16.5	(3.2)
Balance at January 1, 2010	2.5	5,172.7	(532.5)	(1,905.0)	2,737.7
Comprehensive income:
Net income	-	-	-	92.6	92.6
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains (losses) on securities ($839.9 pretax), including decrease in valuation allowance of $(212.0)	-	-	776.9	-	776.9
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	-	-	(84.3)	-	(84.3)
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss)	-	-	30.2	-	30.2
Pension liability ($(0.3) pretax)	-	-	(0.2)	-	(0.2)
Total comprehensive income					815.2
Contribution of capital	-	239.0	-	-	239.0
Balance at September 30, 2010	$2.5	$5,411.7	$190.1	$(1,812.4)	$3,791.9

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$1,573.0	$2,108.7

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	6,280.4	5,980.1
Equity securities, available-for-sale	65.7	73.6
Mortgage loans on real estate	523.5	337.5
Limited partnerships/corporations	16.8	42.3
Derivatives	569.7	185.7
Acquisition of:
Fixed maturities, available-for-sale	(9,054.9)	(2,263.6)
Equity securities, available-for-sale	(57.2)	(10.1)
Mortgage loans on real estate	(127.9)	(30.1)
Limited partnerships/corporations	(30.4)	(23.4)
Derivatives	(48.4)	(2,119.7)
Short-term investments, net	539.7	(923.7)
Loan-Dutch State obligation	144.0	142.3
Collateral held	1.4	6.3
Other investments, net	(0.7)	0.6
Policy loans, net	7.6	1.9
Net cash (used in) provided by investing activities	(1,170.7)	1,399.7

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,603.8	3,298.7
Maturities and withdrawals from investment contracts	(1,803.1)	(7,500.9)
Block of deposits coinsured to affiliate	106.6	170.9
Reinsurance recoverable on investment contracts	7.9	1,067.7
Short-term repayments of repurchase agreements, net	(311.1)	(174.8)
Short-term loans to affiliates	(194.2)	(719.3)
Contribution of capital	239.0	835.0
Net cash used in financing activities	(351.1)	(3,022.7)
Net increase in cash and cash equivalents	51.2	485.7
Cash and cash equivalents, beginning of period	40.1	612.9
Cash and cash equivalents, end of period	$91.3	$1,098.6

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales, or a combination thereof.  On November 10, 2010, ING announced that while the option of one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.

On September 30, 2010, ING USA purchased the remaining 30% interest in PFP Holdings LP (“PFP”), an affiliate, from ING Clarion, an affiliate, for $11.0.  The Company previously held a 70% equity interest in PFP. Immediately upon acquisition, PFP was dissolved as ING USA owned  100% of the limited partnership.  This dissolution is treated as a combination of entities under common control (i.e. the comparative financial statements should be restated and presented as if the transaction had occurred on the opening balance sheet date).  This resulted in a reduction in total Shareholder’s equity of $3.2  and $2.8 at January 1, 2010 and 2009, respectively.

The condensed financial statements and notes as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

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

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications.  In the Condensed Statements of Operations for the three months ended September 30, 2010, Net amortization of deferred policy acquisition costs and value of business acquired was decreased by $64.7 and Interest credited and other benefits to contractowners was increased by $64.7 related to second quarter 2010 activity, which had no effect on Total expenses or Net income.

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through the date the condensed financial statements were issued.

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

2.                                    Recently Adopted Accounting Standards

Scope Exception Related to Embedded Credit Derivatives

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”), which clarifies that the only type of embedded credit derivatives that are exempt from bifurcation requirements are those that relate to the subordination of one financial instrument to another.

The provisions of ASU 2010-11 were adopted by the Company on July 1, 2010.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under ASC Topic 815.

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

In addition, in February 2010, the FASB issued ASU 2010-10, “Consolidation (ASC Topic 810): Amendments for Certain Investment Funds” (“ASU 2010-10”), which primarily defers to ASU 2009-17 for an investment in an entity that is accounted for as an investment company.

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

FASB Accounting Standards Codification

In June 2009, the FASB issued ASU 2009-01, “Topic 105 — Generally Accepted Accounting Principles: amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”), which confirms that as of July 1, 2009, the “FASB Accounting Standards CodificationTM” (“the Codification” or “ASC”) is the single official source of authoritative, nongovernmental US GAAP.  All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative.

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

▪                  Total other-than-temporary impairments (“OTTI”) to be presented in the Statement of Operations with an offset recognized in Accumulated other comprehensive income (loss) for the noncredit related impairments;

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

3.                                    New Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Financial Services - Insurance (ASC Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies what costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  Costs that should be capitalized include (1) incremental direct costs of successful contract acquisition and (2) certain costs related directly to successful acquisition activities (underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) performed by the insurer for the contract.   Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the US GAAP direct-response advertising guidance are met.  All other acquisition-related costs should be charged to expense as incurred.

The provisions of ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and should be applied prospectively. Retrospective application is permitted, and early adoption is permitted at the beginning of an entity’s annual reporting period.  The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-26.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, “Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Credit Losses” (“ASU 2010-20”), which requires certain existing disclosures to be disaggregated by class of financing receivable, including the rollforward of the allowance for credit losses, with the ending balance further disaggregated on the basis of impairment method.  For each disaggregated ending balance, an entity is required to also disclose the related recorded investment in financing receivables, the nonaccrual status of financing receivables, and impaired financing receivables.

ASU 2010-20 also requires new disclosures by class of financing receivable, including credit quality indicators, aging of past due amounts, the nature and extent of troubled debt restructurings and related defaults, and significant purchases and sales of financing receivables disaggregated by portfolio segment.

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

Consolidation Analysis of Investments Held through Separate Accounts

In April 2010, the FASB issued ASU 2010-15, “Financial Services-Insurance (ASC Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), which clarifies that an insurance entity generally should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$1,690.3	$68.5	$-	$1,758.8
U.S government agencies and authorities	-	48.5	-	48.5
U.S. corporate, state and municipalities	-	9,795.1	8.6	9,803.7
Foreign	-	4,893.9	12.5	4,906.4
Residential mortgage-backed securities	-	1,819.5	315.7	2,135.2
Commercial mortgage-backed securities	-	2,518.7	-	2,518.7
Other asset-backed securities	-	794.7	686.2	1,480.9
Equity securities, available-for-sale	132.5	-	15.8	148.3
Derivatives:
Interest rate contracts	-	120.3	-	120.3
Foreign exchange contracts	-	2.3	-	2.3
Equity contracts	20.4	-	113.1	133.5
Credit contracts	-	1.2	-	1.2
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,698.2	-	-	1,698.2
Assets held in separate accounts	42,641.5	-	-	42,641.5
Total	$46,182.9	$20,062.7	$1,151.9	$67,397.5

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$-	$-	$1,105.4	$1,105.4
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	-	-	132.7	132.7
Embedded derivative on reinsurance	-	129.5	-	129.5
Derivatives:
Interest rate contracts	-	395.5	-	395.5
Foreign exchange contracts	-	60.7	-	60.7
Equity contracts	3.0	-	24.2	27.2
Credit contracts	-	4.2	43.5	47.7
Total	$3.0	$589.9	$1,305.8	$1,898.7

(1)     Level 3 net assets and liabilities accounted for (0.2)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (0.7)%.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$4,123.5	$-	$-	$4,123.5
U.S government agencies and authorities	-	24.6	-	24.6
U.S. corporate, state and municipalities	-	5,559.2	-	5,559.2
Foreign	-	3,318.9	-	3,318.9
Residential mortgage-backed securities	-	659.8	1,088.2	1,748.0
Commercial mortgage-backed securities	-	2,589.6	-	2,589.6
Other asset-backed securities	-	461.3	423.9	885.2
Equity securities, available-for-sale	149.8	-	4.5	154.3
Derivatives:
Interest rate contracts	-	44.6	-	44.6
Foreign exchange contracts	-	14.2	-	14.2
Equity contracts	42.8	-	215.5	258.3
Credit contracts	-	0.3	-	0.3
Embedded derivative on reinsurance	-	38.7	-	38.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	2,245.1	8.0	-	2,253.1
Assets held in separate accounts	42,996.1	-	-	42,996.1
Total	$49,557.3	$12,719.2	$1,732.1	$64,008.6

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$-	$-	$927.2	$927.2
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	-	-	73.9	73.9
Embedded derivative on reinsurance	-	-	-	-
Derivatives:
Interest rate contracts	-	325.2	-	325.2
Foreign exchange contracts	-	53.0	-	53.0
Equity contracts	3.2	-	13.1	16.3
Credit contracts	-	15.4	90.5	105.9
Total	$3.2	$393.6	$1,104.7	$1,501.5

(1)     Level 3 net assets and liabilities accounted for 1.0% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 3.2%.

Transfers in and out of Level 1 and 2

Certain US Treasury securities valued by commercial pricing services where prices are derived using market observable inputs have been transferred from Level 1 to Level 2.  These securities for the nine months ended September 30, 2010, include US Treasury

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

strips of $83.5 in which prices are modeled incorporating a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values.  There were no material changes to the valuation methods or assumptions used to determine fair values since December 31, 2009, except for the Company’s use of commercial pricing services to value certain collateralized mortgage obligations (“CMO-Bs”) which commenced in the first quarter of 2010. CMO-Bs were previously valued using an average of broker quotes when more than one broker quote is provided.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  At September 30, 2010, $561.6 and $18.1 billion of a total of $22.7 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process.  The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

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

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.  The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

order to incorporate credit risk into the fair values of these investment contract guarantees.  As of September 30, 2010, the credit spreads of ING and the Company increased by approximately 133 basis points from December 31, 2009, which contributed to changes in the valuation of the reserves for all investment contract guarantees.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at September 30, 2010 and December 31, 2009.

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale, including securities pledged	$22,652.2	$22,652.2	$18,249.0	$18,249.0
Equity securities, available-for-sale	148.3	148.3	154.3	154.3
Mortgage loans on real estate	3,006.1	3,075.6	3,413.2	3,417.3
Loan - Dutch State obligation	882.0	857.4	1,026.0	971.4
Policy loans	124.0	124.0	131.6	131.6
Cash, cash equivalents, Short-term investments, and Short-term investments under securities loan agreement	1,698.2	1,698.2	2,253.1	2,253.1
Derivatives	257.3	257.3	317.4	317.4
Other investments	1.6	1.6	3.5	3.5
Deposits from affiliates	1,630.6	1,761.9	1,752.0	1,873.6
Embedded derivative on reinsurance	-	-	38.7	38.7
Assets held in separate accounts	42,641.5	42,641.5	42,996.1	42,996.1
Liabilities:
Investment contract liabilities:
Deferred annuities	21,285.2	21,171.3	20,665.8	20,766.5
Guaranteed investment contracts and funding agreements	2,802.9	2,528.8	2,646.5	2,718.3
Supplementary contracts and immediate annuities	803.9	751.4	823.6	782.7
Derivatives	531.1	531.1	500.4	500.4
Investment contract guarantees:
Fixed indexed annuities	1,105.4	1,105.4	927.2	927.2
Guaranteed minimum withdrawal and accumulation benefits	132.7	132.7	73.9	73.9
Embedded derivative on reinsurance	129.5	129.5	-	-
Notes to affiliates	435.0	478.1	435.0	426.9

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and nine months ended September 30, 2010.

	Three Months Ended September 30, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	July 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
U.S. corporate, state and municipalities	$67.0	$-		$0.4	$(0.2)	$-	$(58.6)	$8.6	$-
Foreign	55.3	0.2		0.3	-	8.6	(51.9)	12.5	-
Residential mortgage-backed securities	148.3	(2.1)		(1.6)	45.6	197.3	(71.8)	315.7	(3.6)
Commercial mortgage-backed securities	-	-		-	-	-	-	-	-
Other asset-backed securities	679.4	-		29.8	(19.1)	-	(3.9)	686.2	(1.2)
Total Fixed maturities, available for sale, including securities pledged:	950.0	(1.9)		28.9	26.3	205.9	(186.2)	1,023.0	(4.8)

Equity securities, available for sale	13.0	(1.4)		1.7	0.6	1.9	-	15.8	-

Derivatives, net	66.7	2.2		-	(23.5)	-	-	45.4	(20.1)

Investment contract guarantees:
FIA	(977.3)	(145.5)		-	17.4	-	-	(1,105.4)	-
GMWB/GMAB	(97.1)	(42.2)		-	6.6	-	-	(132.7)	-
Total Investment contract guarantees	(1,074.4)	(187.7)	(1)	-	24.0	-	-	(1,238.1)	-

(1)

This amount is included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

(2)	The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3)	For financial instruments still held as of September 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
U.S. corporate, state and municipalities	$-	$-		$0.5	$(0.3)	$8.4	$-	$8.6	$-
Foreign	-	0.3		0.8	4.3	7.1	-	12.5	-
Residential mortgage-backed securities	1,088.2	(4.1)		8.1	28.5	13.1	(818.1)	315.7	(4.1)
Commercial mortgage-backed securities	-	-		-	-	-	-	-	-
Other asset-backed securities	423.9	(16.0)		104.2	(62.3)	236.4	-	686.2	(17.0)
Total Fixed maturities, available for sale, including securities pledged:	1,512.1	(19.8)		113.6	(29.8)	265.0	(818.1)	1,023.0	(21.1)

Equity securities, available for sale	4.5	(0.7)		1.4	9.1	1.5	-	15.8	-

Derivatives, net	111.9	(56.6)		-	(9.9)	-	-	45.4	17.7

Investment contract guarantees:
FIA	(927.2)	(149.1)		-	(29.1)	-	-	(1,105.4)	-
GMWB/GMAB	(73.9)	(62.3)		-	3.5	-	-	(132.7)	-
Total Investment contract guarantees	(1,001.1)	(211.4)	(1)	-	(25.6)	-	-	(1,238.1)	-

(1)

This amount is included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

(2)	The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3)	For financial instruments still held as of September 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and nine months ended September 30, 2009.

	Three Months Ended September 30, 2009
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	July 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
Residential mortgage-backed securities	$1,607.6	$29.9		$125.4	$(213.5)	$14.0	$-	$1,563.4	$(15.8)
Other asset-backed securities	405.0	(17.6)		43.6	(19.2)	-	-	411.8	(54.9)
Total Fixed maturities, available for sale, including securities pledged:	2,012.6	12.3		169.0	(232.7)	14.0	-	1,975.2	(70.7)

Derivatives, net	13.1	(1,744.6)		-	1,827.6	-	-	96.1	29.0

Investment contract guarantees:
FIA	(662.2)	(180.6)		-	(58.2)	-	-	(901.0)	-
GMWB/GMAB	(113.1)	29.6		-	(1.5)	-	-	(85.0)	-
Total Investment contract guarantees	(775.3)	(151.0)	(1)	-	(59.7)	-	-	(986.0)	-

(1)

This amount is included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

(2)	The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3)	For financial instruments still held as of September 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2009
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
Residential mortgage-backed securities	$2,082.2	$125.1		$586.2	$(1,607.9)	$377.8	$-	$1,563.4	$(38.4)
Other asset-backed securities	507.4	2.3		(31.3)	(66.6)	-	-	411.8	(37.5)
Total Fixed maturities, available for sale, including securities pledged:	2,589.6	127.4		554.9	(1,674.5)	377.8	-	1,975.2	(75.9)

Derivatives, net	10.0	(1,764.9)		-	1,851.0	-	-	96.1	(14.8)

Investment contract guarantees:
FIA	(638.9)	(168.9)		-	(93.2)	-	-	(901.0)	-
GMWB/GMAB	(153.0)	72.7		-	(4.7)	-	-	(85.0)	-
Total Investment contract guarantees	(791.9)	(96.2)	(1)	-	(97.9)	-	-	(986.0)	-

(1)

This amount is included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

(2)	The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3)	For financial instruments still held as of September 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 during the nine months ended September 30, 2010 in Fixed Maturities, available-for-sale, including securities pledged, are primarily due to the Company’s use of commercial pricing services to value CMO-Bs. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data and have been classified as Level 2. The CMO-Bs had previously been valued by using the average of broker quotes when more than one broker quote was provided.

The remaining transfers in and out of Level 3 for fixed maturities during the three and nine months ended September 30, 2010, are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Interest rate caps: Interest rate caps are used to manage the interest rate risk in the Company’s fixed maturity portfolio.  Interest rate caps are purchased contracts that are used by the Company to hedge annuity products against rising interest rates.

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

Forwards: Certain forwards are acquired to hedge the Company’s CMO-B portfolio against movements in interest rates, particularly mortgage rates.  On the settlement date, the Company will either receive a payment (interest rate drops on purchased forwards or interest rate rises on sold forwards) or will be required to make a payment (interest rate rises on purchased forwards or interest rate drops on sold forwards). The Company also uses currency forward contracts to hedge policyholder liabilities in variable annuity contracts which are linked to foreign indexes. The currency fluctuations may result in a decrease in variable annuity account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values.

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

The notional amounts and fair values of derivatives were as follows as of September 30, 2010 and December 31, 2009.

	2010			2009
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate caps(1)	-	$-	$-	122.0	$0.4	$0.1
Interest rate swaps(1)	7,473.8	120.3	395.4	6,765.3	44.2	325.1
Foreign exchange swaps(1)	274.1	1.5	33.2	287.3	-	52.9
Credit default swaps(1)	454.1	1.2	47.7	358.9	0.3	106.0
Total return swaps(1)	224.9	-	13.6	124.3	-	2.9
Forwards(1)	751.5	0.8	27.6	528.5	14.2	-	*
Futures(1)	6,293.2	20.4	3.0	5,121.8	42.8	3.2
Options(1)	3,242.9	113.1	10.6	5,097.8	215.5	10.2
Embedded derivatives:
Within securities(2)	N/A	72.9	6.0	N/A	47.8	9.4
Within retail annuity products(3)	N/A	-	1,238.1	N/A	-	1,001.1
Within reinsurance agreement(3)	N/A	-	129.5	N/A	38.7	-
Total		$330.2	$1,904.7		$403.9	$1,510.9

N/A - Not applicable.
* Less than $0.1.
(1)	The fair values of these derivatives are reported in Derivatives or Other liabilities on the Condensed Balance Sheets.
(2)	The fair values of embedded derivatives within securities are reported in Fixed maturities, available-for-sale, on the Condensed Balance Sheets with the underlying instrument.
(3)	The fair values of embedded derivatives within retail annuity products and reinsurance agreements are reported in Future policy benefits and claim reserves on the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest rate caps(1)	$-	$-	$(0.3)	$0.3
Interest rate swaps(1)	47.9	(57.5)	85.9	(85.6)
Foreign exchange swaps(1)	(19.2)	(17.0)	25.5	(37.0)
Credit default swaps(1)	2.9	(7.9)	(0.4)	(13.6)
Total return swaps(1)	(30.9)	(20.1)	(23.6)	(42.5)
Forwards(1)	(68.8)	(9.8)	6.2	(7.0)
Swaptions(1)	(0.1)	(0.2)	(0.1)	(2.3)
Futures(1)	(539.3)	(984.0)	(330.4)	(1,689.7)
Options(1)	(0.6)	(63.4)	(32.1)	(76.1)
Embedded derivatives:
Within securities(1)	10.3	4.8	28.5	(31.0)
Within retail annuity products(2)	(187.7)	(151.0)	(211.4)	(96.2)
Within reinsurance agreements(2)	(21.0)	(51.6)	(129.5)	(51.6)
Total	$(806.5)	$(1,357.7)	$(581.7)	$(2,132.3)

(1)	Changes in value are included in Net realized capital losses on the Condensed Statements of Operations.
(2)	Changes in value are included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own.  Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties.  The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations.  Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets.  In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At September 30, 2010, the fair value of credit default swaps of $1.2 and $47.7 was included in Derivatives and Other liabilities, respectively, on the Condensed Balance Sheets.  At December 31, 2009, the fair value of

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

credit default swaps of $0.3 and $106.0 was included in Derivatives and Other liabilities, respectively, on the Balance Sheets.  As of September 30, 2010 and December 31, 2009, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $338.5 and $122.9, respectively.

5.                                    Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of September 30, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$1,620.5	$138.3	$-	$-	$1,758.8
U.S. government agencies and authorities	44.3	4.2	-	-	48.5
State, municipalities, and political subdivisions	126.5	7.8	5.4	-	128.9

U.S. corporate securities:
Public utilities	1,489.5	125.7	1.7	-	1,613.5
Other corporate securities	7,558.7	526.0	23.1	0.3	8,061.3
Total U.S. corporate securities	9,048.2	651.7	24.8	0.3	9,674.8

Foreign securities(1):
Government	432.5	56.6	2.2	-	486.9
Other	4,158.7	295.0	34.1	0.1	4,419.5
Total foreign securities	4,591.2	351.6	36.3	0.1	4,906.4

Residential mortgage-backed securities	2,008.0	257.0	53.4	76.4	2,135.2
Commercial mortgage-backed securities	2,490.0	146.0	106.9	10.4	2,518.7
Other asset-backed securities	1,700.2	21.1	173.4	67.0	1,480.9

Total fixed maturities, including securities pledged	21,628.9	1,577.7	400.2	154.2	22,652.2
Less: securities pledged	696.0	66.7	0.4	-	762.3
Total fixed maturities	20,932.9	1,511.0	399.8	154.2	21,889.9
Equity securities	139.9	8.5	0.1	-	148.3
Total investments, available-for-sale	$21,072.8	$1,519.5	$399.9	$154.2	$22,038.2

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

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

At September 30, 2010 and December 31, 2009, net unrealized gains (losses) were $1,031.7 and $(551.2), respectively, on total fixed maturities, including securities pledged to creditors, and equity securities.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, excluding securities pledged, as of September 30, 2010, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$560.1	$573.9
After one year through five years	6,006.7	6,304.9
After five years through ten years	4,571.1	4,947.7
After ten years	4,292.8	4,690.9
Mortgage-backed securities	4,498.0	4,653.9
Other asset-backed securities	1,700.2	1,480.9
Less: securities pledged	696.0	762.3
Fixed maturities, excluding securities pledged	$20,932.9	$21,889.9

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at September 30, 2010 and December 31, 2009.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults.  The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated.  At September 30, 2010 and December 31, 2009, approximately 23.8% and 26.1%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value.  The fair value of these instruments at September 30, 2010 and December 31, 2009 was $229.0 and $192.6, respectively, and is included in Fixed maturities, available for sale, on the Condensed Balance Sheets.  The impact to Other net realized capital gains (losses) on the Condensed Statements of Operations related to these hybrid instruments was $3.8 and $12.0 for the three and nine months ended September 30, 2010, respectively, and $42.8 and $89.1 for the three and nine months ended September 30, 2009, respectively.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  At September 30, 2010 and December 31, 2009, the Company had $1,579.6

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

and $1,304.5, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and claims reserves, in the Condensed Balance Sheets. At September 30, 2010 and December 31, 2009, assets with a market value of approximately $1,828.3 and $1,657.9, respectively, collateralized the funding agreements to the FHLB.  Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Condensed Balance Sheets.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At September 30, 2010 and December 31, 2009, the fair value of loaned securities was $95.2 and $163.7, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of collateralized loan obligations (“CLOs”) of $2.3 at September 30, 2010 is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Statements of Operations.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short term investments, with the offsetting collateral liability included in Borrowed money on the Balance Sheets. At September 30, 2010, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2009, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $354.1 and is included in Securities pledged on the Condensed Balance Sheets.  The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $311.1 at December 31, 2009 and is included in Borrowed money on the Condensed Balance Sheets.  In addition to the repurchase obligation, at December 31, 2009, the Company held $28.9 in collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At September 30, 2010 and December 31, 2009, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at September 30, 2010.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at September 30, 2010 and December 31, 2009.

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$17.0	3.0%	$3.8	0.7%	$170.1	13.5%	$21.2	1.7%
More than six months and twelve months or less below amortized cost	1.1	0.2%	-	0.0%	259.3	20.4%	200.8	15.8%
More than twelve months below amortized cost	212.3	38.3%	320.2	57.8%	419.0	33.0%	197.7	15.6%
Total unrealized capital losses	$230.4	41.5%	$324.0	58.5%	$848.4	66.9%	$419.7	33.1%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at September 30, 2010 and December 31, 2009.

	Six Months	More than
	or Less	Six Months and	More than	Total
	Below	Twelve Months	Twelve Months	Unrealized
	Amortized	or Less Below	Below	Capital
2010	Cost	Amortized Cost	Amortized Cost	Losses
Interest rate or spread widening	$16.1	$0.5	$50.3	$66.9
Mortgage and other asset-backed securities	4.7	0.6	482.2	487.5
Total unrealized capital losses	$20.8	$1.1	$532.5	$554.4
Fair value	$850.7	$25.6	$2,091.1	$2,967.4

2009
Interest rate or spread widening	$99.3	$31.6	$122.2	$253.1
Mortgage and other asset-backed securities	92.0	428.5	494.5	1,015.0
Total unrealized capital losses	$191.3	$460.1	$616.7	$1,268.1
Fair value	$5,275.9	$1,058.2	$2,714.5	$9,048.6

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2010 and December 31, 2009.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. corporate, state, and municipalities	$308.6	$3.3	$-	$-	$337.5	$27.2	$646.1	$30.5
Foreign	159.7	12.8	18.4	0.5	193.9	23.1	372.0	36.4
Residential mortgage-backed	242.9	4.5	1.2	0.4	421.9	124.9	666.0	129.8
Commercial mortgage-backed	1.3	-	4.5	-	568.4	117.3	574.2	117.3
Other asset-backed	138.2	0.2	1.5	0.2	569.4	240.0	709.1	240.4
Total	$850.7	$20.8	$25.6	$1.1	$2,091.1	$532.5	$2,967.4	$554.4

2009
U.S. Treasuries	$3,761.2	$80.0	$-	$-	$-	$-	$3,761.2	$80.0
U.S. government agencies and authorities	15.2	0.8	8.2	0.8	-	-	23.4	1.6
U.S. corporate, state, and municipalities	273.8	6.7	108.1	13.5	737.7	64.1	1,119.6	84.3
Foreign	228.1	11.8	107.8	17.3	472.6	58.1	808.5	87.2
Residential mortgage-backed	139.1	46.5	183.5	92.3	260.7	82.8	583.3	221.6
Commercial mortgage-backed	795.5	44.1	534.6	243.1	682.7	161.0	2,012.8	448.2
Other asset-backed	63.0	1.4	116.0	93.1	560.8	250.7	739.8	345.2
Total	$5,275.9	$191.3	$1,058.2	$460.1	$2,714.5	$616.7	$9,048.6	$1,268.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 79.7% of the average book value as of September 30, 2010.  In addition, this category includes 412 securities, which have an average quality rating of BBB.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for September 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less below amortized cost	$1,296.1	$111.4	$70.0	$26.9	198	22
More than six months and twelve months or less below amortized cost	506.2	7.7	38.0	2.2	53	7
More than twelve months below amortized cost	604.5	995.9	31.5	385.8	94	197
Total	$2,406.8	$1,115.0	$139.5	$414.9	345	226

2009
Six months or less below amortized cost	$6,184.5	$396.8	$265.1	$111.8	282	96
More than six months and twelve months or less below amortized cost	1,248.5	982.3	68.8	433.2	191	115
More than twelve months below amortized cost	619.0	885.6	27.8	361.4	113	158
Total	$8,052.0	$2,264.7	$361.7	$906.4	586	369

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for September 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. corporate, state and municipalities	$652.3	$24.3	$24.8	$5.7	82	5
Foreign	327.5	80.9	16.6	19.8	38	10
Residential mortgage-backed	487.0	308.8	25.2	104.6	94	90
Commercial mortgage-backed	499.1	192.4	46.3	71.0	36	21
Other asset-backed	440.9	508.6	26.6	213.8	95	100
Total	$2,406.8	$1,115.0	$139.5	$414.9	345	226

2009
U.S. Treasuries	$3,841.2	$-	$80.0	$-	21	-
U.S. government agencies and authorities	25.0	-	1.6	-	4	-
U.S. corporate, state and municipalities	1,139.0	64.9	67.8	16.5	220	32
Foreign	712.7	183.0	33.1	54.1	93	30
Residential mortgage-backed	336.0	468.9	35.9	185.7	83	119
Commercial mortgage-backed	1,534.5	926.5	104.2	344.0	96	60
Other asset-backed	463.6	621.4	39.1	306.1	69	128
Total	$8,052.0	$2,264.7	$361.7	$906.4	586	369

During the nine months ended September 30, 2010, unrealized capital losses on fixed maturities decreased by $713.7.  Lower unrealized losses are due to lower yields and the overall tightening of credit spreads since the end of 2009, leading to lower noncredit impairments and the increased value of fixed maturities.

At September 30, 2010, the Company had 7 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $112.2, or 20.2% of the total unrealized losses, as of September 30, 2010.  At December 31, 2009, the Company had 19 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $353.9, or 27.9% of the total unrealized losses, as of December 31, 2009.

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

▪                  Additional factors considered for structured securities such as RMBS, CMBS and other ABS include, but are not limited to, quality of underlying collateral, anticipated loss severities, collateral default rates, and other collateral characteristics such as vintage, re-payment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Statement of Operations, excluding noncredit impairments included in Accumulated other comprehensive income (loss), by type for the three and  nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$1.1	2	$0.9	1
Foreign(1)	7.8	3	3.1	10
Residential mortgage-backed	1.7	23	5.9	33
Commercial mortgage-backed	8.2	5	-	-
Other asset-backed	1.6	6	16.7	13
Mortgage loans on real estate	5.6	5	13.8	3
Total	$26.0	44	$40.4	60

(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$114.7	13
U.S. corporate	4.8	19	51.3	50
Foreign(1)	30.6	21	27.3	41
Residential mortgage-backed	14.2	59	106.8	118
Commercial mortgage-backed	16.5	5	-	-
Other asset-backed	16.7	26	143.4	52
Equity securities	-	-	3.3	5
Public utilities	0.3	5	-	-
Mortgage loans on real estate	6.1	5	14.3	4
Limited Partnerships	-	-	0.4	1
Total	$89.2	140	$461.5	284

(1) Primarily U.S. dollar denominated.

The above schedules include $25.9 and $72.3 for the three and nine months ended September 30, 2010, respectively, and  $38.6 and $148.4 for the three and nine months

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

ended September 30, 2009, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings.  The remaining write-downs reflected in the schedules above are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$0.1	1	$0.9	1
Foreign(1)	-	-	0.9	5
Total	$0.1	1	$1.8	6

(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$114.7	13
U.S. corporate	3.8	18	43.6	35
Foreign(1)	12.5	16	22.5	35
Residential mortgage-backed	-	-	23.2	8
Other asset-backed	0.3	1	109.1	11
Public utilities	0.3	5	-	-
Total	$16.9	40	$313.1	102

(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities.  In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables identify the noncredit impairments recognized in Accumulated other comprehensive income (loss) by type for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010			2009
			No of			No of
	Impairment		Securities	Impairment		Securities
U.S. corporate	$-	*	1	$-		-
Foreign(1)	-		-	-	*	3
Commercial mortgage-backed	7.0		3	-		-
Residential mortgage-backed	5.0		5	(1.8)		20
Other asset-backed	15.8		2	8.3		12
Total	$27.8		11	$6.5		35

(1) Primarily U.S. dollar denominated.

*  Less than $0.1.

	Nine Months Ended September 30,
	2010			2009
			No of		No of
	Impairment		Securities	Impairment	Securities
U.S. corporate	$-	*	2	$2.0	1
Foreign(1)	-		-	0.4	3
Commercial mortgage-backed	17.5		5	-	-
Residential mortgage-backed	21.2		31	73.2	8
Other asset-backed	45.6		13	15.8	17
Total	$84.3		51	$91.4	29

(1) Primarily U.S. dollar denominated.

*  Less than $0.1.

The fair value of fixed maturities with other-than-temporary impairments as of September 30, 2010 and 2009 was $2,313.6 and $2,465.9, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for the three and nine months ended September 30, 2010 and 2009, for which a portion of the OTTI was recognized in Accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

	Three Months Ended September 30,
	2010	2009
Balance at July 1	$124.0	$102.2
Additional credit impairments:
On securities not previously impaired	6.6	11.8
On securities previously impaired	0.9	1.1
Reductions:
Securities sold, matured, prepaid or paid down	(5.0)	(3.4)
Balance at September 30	$126.5	$111.7

	Nine Months Ended September 30,
	2010	2009
Balance at January 1	$123.3	$-
Implementation of OTTI guidance included in ASC Topic 320(1)		92.7
Additional credit impairments:
On securities not previously impaired	14.8	14.7
On securities previously impaired	5.9	8.1
Reductions:
Securities sold, matured, prepaid or paid down	(17.5)	(3.8)
Balance at September 30	$126.5	$111.7

(1)    Represents credit losses remaining in Retained earnings related to the adoption of new guidance on OTTI, included in ASC Topic 320, on April 1, 2009.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives.  The cost of the investments on disposal is determined based on specific identification of securities.  Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI of $(20.4) and $(26.6) in 2010 and 2009, respectively	$82.8	$25.4
Equity securities, available-for-sale, including net OTTI of $0.0 in 2010 and 2009	(1.4)	4.7
Derivatives	(608.1)	(1,159.9)
Other investments, including net OTTI of $(5.6) and $(13.8) in 2010 and 2009, respectively	(11.6)	(14.0)
Net realized capital losses	$(538.3)	$(1,143.8)
After-tax net realized capital losses, including tax valuation allowance of $(30.0) for 2010 and of $22.1 for 2009	$(379.9)	$(721.4)

	Nine Months Ended September 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI of $(83.1) and $(443.5) in 2010 and 2009, respectively	$98.6	$(232.6)
Equity securities, available-for-sale, including net OTTI of $0.0 and $(3.3) in 2010 and 2009, respectively	0.9	4.9
Derivatives	(269.3)	(1,953.5)
Other investments, including net OTTI of $(6.1) and $(14.7) in 2010 and 2009, respectively	(8.9)	(17.1)
Net realized capital losses	$(178.7)	$(2,198.3)
After-tax net realized capital losses, including tax valuation allowance of $(30.0) for 2010 and of $(18.3) for 2009	$(146.2)	$(1,447.2)

The decrease in Total net realized capital losses for the three and nine months ended September 30, 2010 is primarily due to a favorable change on derivatives related to 1) hedging of variable annuity guaranteed death benefits, 2) a loss in the first nine months of 2009 related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, and 3) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI, under the combined coinsurance and coinsurance funds withheld agreement, which commenced in the third quarter of 2009. However, the hedge losses on the VAGLB for the three and nine months ended September 30, 2010 are ceded to SLDI and reported as a corresponding increase in Interest credited and other benefits to policyholders. Lower credit and intent related

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

impairments on fixed maturities, primarily due to the improved economic and interest rate environment, also contributed to the rise in Net realized capital gains. In addition, the Company experienced gains on currency swaps and forwards related to the strengthening of the US Dollar in 2010, and gains on options in a long position, which are used to hedge risks associated with fixed indexed annuities. These favorable items were partially offset by futures in a short position as their fair value decreased in the third quarter of 2010 due to improved equity markets.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross realized gains and losses were as follows for the periods ended September 30, 2010 and 2009.

	2010	2009
Proceeds on sales	$4,967.5	$4,783.1
Gross gains	179.0	194.1
Gross losses	10.4	97.3

6.                                    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the nine months ended September 30, 2010 and 2009.

	2010	2009
Balance at January 1	$3,718.0	$4,205.5
Deferrals of commissions and expenses	157.2	329.4
Amortization:
Amortization	(287.7)	213.5
Interest accrued at 5% to 6%	173.3	134.9
Net amortization included in the Condensed Statements of Operations	(114.4)	348.4
Change in unrealized capital gains/losses on available-for-sale securities	(623.6)	(1,284.2)
Balance at September 30	$3,137.2	$3,599.1

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Activity within value of business acquired (“VOBA”) was as follows for the nine months ended September 30, 2010 and 2009.

	2010	2009
Balance at January 1	$113.4	$195.1
Amortization:
Amortization	(22.4)	(8.1)
Interest accrued at 5% to 6%	3.9	5.1
Net amortization included in the Condensed Statements of Operations	(18.5)	(3.0)
Change in unrealized capital gains/losses on available-for-sale securities	(32.9)	(80.2)
Balance at September 30	$62.0	$111.9

During the nine months ended September 30, 2010, the Company revised its gross profit projections, mainly related to the emergence of separate account performance and projected hedge and claim costs, resulting in a $107.9 decrease in amortization of DAC and VOBA.

During the nine months ended September 30, 2009, the Company revised its gross profit projections, mainly related to the emergence of separate account performance and projected hedge and claim costs, resulting in a $152.2 decrease in amortization of DAC and VOBA.

	2010	2009
Impact of separate account growth and contractowner withdrawal behavior different from assumptions	$196.9	$(262.7)
Impact of current year gross profit variances	(72.3)	386.3
Impact of refinements of gross profit projections	(16.7)	28.6
Total unlocking effect on Amortization of DAC and VOBA	$107.9	$152.2

7.                                    Capital Contributions and Dividends

During the nine months ended September 30, 2010 and 2009, the Company received $239.0 and $835.0, respectively, in capital contributions from its Parent.  On November 10, 2010, the Company received a $510.0 capital contribution from its Parent.

During the nine months ended September 30, 2010 and 2009, the Company did not pay any dividends or return of capital distributions on its capital stock to its Parent.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

8.                                    Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2010 and 2009 were (5.1)% and (83.7)%, respectively.  The Company’s effective tax rates for the nine months ended September 30, 2010 and 2009 were (210.7)% and 44.1%, respectively.  The effective rates differ from the statutory rate due to the following items:

	Three Months Ended September 30,
	2010	2009
Statutory rate	35.0%	35.0%

Dividends received deduction	(31.4)%	(64.9)%
Valuation allowance	28.2%	(52.2)%
Audit settlements	(36.7)%	(0.2)%
Other	(0.2)%	(1.4)%
Effective rate at September 30	(5.1)%	(83.7)%

	Nine Months Ended September 30,
	2010	2009
Statutory rate	35.0%	35.0%

Dividends received deduction	(206.1)%	15.2%
Valuation allowance	124.2%	(6.4)%
Audit settlements	(161.7)%	0.0%
Other	(2.1)%	0.3%
Effective rate at September 30	(210.7)%	44.1%

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized.  At September 30, 2010 and December 31, 2009, the Company had a tax valuation allowance of $133.6 and $308.6, respectively.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the periods ended September 30, 2010 and December 31, 2009 are as follows:

	2010	2009
Balance at beginning of period	$60.3	$64.9
Additions for tax positions related to the current year	-	9.1
Additions for tax positions related to prior years	21.8	3.2
Reductions for tax positions related to prior years	(56.4)	(16.9)
Reductions for settlements with taxing authorities	(0.1)	-
Balance at end of period	$25.6	$60.3

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company had $3.8 and $53.4 of unrecognized tax benefits as of September 30, 2010 and December 31, 2009, respectively, that would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax benefit on the Balance Sheets and Statement of Operations, respectively. The Company had accrued interest of $0.0 and $4.4 as of September 30, 2010 and December 31, 2009, respectively.  The decrease during the tax period ended September 30, 2010 is primarily related to the settlement of the 2004-2008 federal audits.

Tax Regulatory Matters

In September 2010, the IRS completed its examination of the Company’s returns through tax year 2008. The provision for the quarter ended September 30, 2010 reflected non-recurring favorable adjustments, resulting from a reduction in the tax liability that was no longer deemed necessary based on the results of the IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers and the merits of the Company’s position.

The Company is currently under audit by the IRS for tax years 2009 and 2010 and it is expected that the examination of tax year 2009 will be finalized within the next twelve months.  Upon finalization of the IRS examination it is reasonably possible that the unrecognized tax benefits will decrease by up to $21.8. The timing of the payment of the remaining allowance of $3.8 cannot be reliably estimated. The Company and the IRS have agreed to participate in the Compliance Assurance Program (“CAP”) for the tax years 2009 and 2010.

9.                                    Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business.  Under this agreement, which became effective in January 2004 and expires on January 14, 2014, either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the preceding December 31.  Interest on any Company borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%.  Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Under this agreement, the Company did not incur any interest expense for the three and nine months ended September 30, 2010.  The Company incurred no interest expense for the three months ended September 30, 2009 and $0.4 interest expense for the nine months ended September 30, 2009.  The Company earned interest income of $0.3 and $1.0 for the three and nine months ended September 30, 2010, respectively, and $0.5 and $1.4 for the three and nine months ended September 30, 2009, respectively.  Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations.  As of September 30, 2010 and December 31, 2009, the Company had an outstanding receivable of $739.7 and $545.5, respectively, with ING AIH under the reciprocal loan agreement.

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

As of September 30, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $581.9, of which $171.9 was with related parties. At December 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $354.6, of which $193.0 was with related parties.  During the three and nine months ended September 30, 2010, $5.9 and $18.4, respectively,  was funded to related parties under these commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA.  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of September 30, 2010 and December 31, 2009, the Company held $30.7 and $32.1, respectively, of cash collateral, related to derivative contracts, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets.  In addition, as of September 30, 2010 and December 31, 2009, the Company delivered collateral of $667.2 and $574.6,

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

11.                            Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of September 30, 2010 and 2009.

	2010	2009
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale, including OTTI, of $(154.2) and $(75.0) in 2010 and 2009, respectively, and $(402.5) of cumulative change in accounting principle in 2009	$1,023.0	$(659.9)
Equity securities, available-for-sale	8.4	4.2
DAC/VOBA adjustment on available-for-sale securities, including $139.1 of cumulative effect of change in accounting principle in 2009	(720.8)	(85.6)
Sales inducements adjustment on available-for-sale securities	(129.2)	-
Other investments	(36.2)	(25.2)
Unrealized capital gains (losses), before tax	145.2	(766.5)
Deferred income tax asset (includes $(48.6) cumulative effect of change of accounting principle in 2009)	48.3	206.3
Net unrealized capital gains (losses):	193.5	(560.2)
Pension liability, net of tax	(3.4)	(2.5)
Accumulated other comprehensive income (loss)	$190.1	$(562.7)

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

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the nine months ended September 30, 2010 and 2009.

	2010	2009
Net unrealized capital holding gains arising during the period(1)	$564.4	$636.8
Less: reclassification adjustment for gains and other items included in Net income (loss)(2)	53.6	(179.1)
Net change in unrealized capital gains on securities	$510.8	$815.9

(1)           Pretax net unrealized capital holding gains (losses) arising during the period were $868.2 and $979.6 for the nine months ended September 30, 2010 and 2009, respectively.

(2)           Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $82.4 and $(275.6) for the nine months ended September 30, 2010 and 2009, respectively.

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

The following table identifies the amount of noncredit impairments on fixed maturities recognized in Other comprehensive income (loss) as of September 30, 2010 and December 31, 2009.

	2010	2009
Balance at January 1	$100.1	$-	(2)
Additional noncredit impairments:
On securities not previously impaired	82.8	133.7
On securities previously impaired	1.5	0.5
Reductions:
Securities sold, matured, prepaid or paid down(1)	(8.4)	(17.9)
Securities with additional credit impairments(1)	(21.8)	(16.2)
Total noncredit impairments	$154.2	$100.1

(1)           Represents realization of noncredit impairments to Net income (loss).

(2)           New guidance on recognition and presentation of OTTI, as included in ASC Topic 320, was adopted on April 1, 2009.

Item 2.                         Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate) for each of the three and nine months ended September 30, 2010 and 2009, and financial condition as of September 30, 2010 and December 31, 2009.  This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2009 Annual Report on Form 10-K.

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

(5)

The Company experienced ratings downgrades in 2009 and 2010 and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability, financial condition, and access to liquidity;

(6)

Federal actions taken since 2008 to alleviate the financial crisis may not achieve their intended results. The new federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity;

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

(14)	The inability of counterparties to meet their financial obligations could have an adverse effect on the Company’s results of operations;

(15)	Changes in underwriting and actual experience could materially affect profitability;
(16)	Changes in reserve estimates may reduce profitability;
(17)	A loss of key product distribution relationships could materially affect sales;
(18)	Competition could negatively affect the ability to maintain or increase profitability;
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

Basis of Presentation

ING USA is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States.  ING USA is authorized to conduct its insurance business in all states, except New York, and the District of Columbia.

ING USA is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”).  ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales, or a combination thereof.  On November 10, 2010, ING announced that while the option of one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO. ING also announced that Thomas J. McInerney will step down from his positions as Chief Operating Officer Insurance of ING and member of the ING Management Board Insurance and as Chairman of the Board of Directors of the Company, effective January 1, 2011.

On September 30, 2010, ING USA purchased the remaining 30% interest in PFP Holdings LP (“PFP”), an affiliate, from ING Clarion, an affiliate, for $11.0.  The Company previously held a 70% equity interest in PFP. Immediately upon acquisition, PFP was dissolved as ING USA owned  100% of the limited partnership.  This dissolution is treated as a combination of entities under common conrol (i.e. the comparative financial statements should be restated and presented as if the transaction had occurred on the opening balance sheet date).  This resulted in a reduction in total Shareholder’s equity of $3.2  and $2.8 at January 1, 2010 and 2009, respectively.

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

On April 9, 2009, ING USA’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions.  In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products to be sold by ING USA’s affiliate, ING Life Insurance and Annuity Company.  As part of this strategy, ING USA ceased new sales of variable annuity products in March of 2010. Some new amounts will continue to be deposited on ING USA variable annuities either as transfers related to applications that were in process prior to the product closures or as add-on premiums to existing contracts. On November 10, 2010, ING announced that management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year.  The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.

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

Equity markets improved for the nine months ended September 30, 2010, which favorably impacted variable AUM and corresponding fee revenue related to variable annuity products.

Short-term London InterBank Offered Rates (“LIBOR”) and U.S. Treasury rates continued to show signs of recovery during the first nine-months of 2010.  The long-term U.S. Treasury rates in the first three-quarters of 2010 decreased from the year-end of 2009, which had a positive effect on the fixed maturities portfolio and resulted in unrealized and realized capital gains.  The decline in U.S. Treasury rates is mainly due to anticipation in the market that additional quantitative easing is likely in the near future .

Results of Operations

The Company’s results of operations for the three months ended September 30, 2010, and changes therein, is primarily impacted by a favorable change in Net realized capital gains (losses) partially offset by higher Interest credited and other benefits to contractowners, lower Premium income, an increase in Net amortization of DAC and VOBA, lower Net investment income and an unfavorable change in Income tax benefit.

	Three Months Ended
	September 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Net investment income	$336.4	$379.5	$(43.1)	(11.4)%
Fee income	263.4	253.7	9.7	3.8%
Premiums	139.9	370.2	(230.3)	(62.2)%
Net realized capital losses:
Total other-than-temporary impairment losses	(53.8)	(46.9)	(6.9)	(14.7)%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	27.8	6.5	21.3	NM
Net other-than-temporary impairments recognized in earnings	(26.0)	(40.4)	14.4	35.6%
Other net realized capital losses	(512.3)	(1,103.4)	591.1	53.6%
Total net realized capital losses	(538.3)	(1,143.8)	605.5	52.9%
Other expense	-	(0.6)	0.6	100.0%
Total revenue	201.4	(141.0)	342.4	NM
Benefits and expenses:
Interest credited and other benefits to contractowners	30.8	(127.6)	158.4	124.1%
Operating expenses	109.7	101.1	8.6	8.5%
Net amortization of deferred policy acquisition costs and value of business acquired	(88.7)	(175.8)	87.1	49.5%
Interest expense	8.0	8.2	(0.2)	(2.4)%
Other expense	10.7	10.8	(0.1)	(0.9)%
Total benefits and expenses	70.5	(183.3)	253.8	NM
Income before income taxes	130.9	42.3	88.6	NM
Income tax benefit	(6.7)	(35.4)	28.7	81.1%
Net income	$137.6	$77.7	$59.9	77.1%
Effective tax rate	(5.1)%	(83.7)%

NM - Not meaningful.

The Company’s results of operations for the nine months ended September 30, 2010, and changes therein, is primarily impacted by a favorable change in Net realized capital gains (losses) and higher Fee income partially offset by higher Interest credited and other benefits to contractowners, an increase in Net amortization of DAC and VOBA, lower Premium income, higher Operating expenses, lower Net investment income and an unfavorable change in Income tax benefit.

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,002.5	$1,086.9	$(84.4)	(7.8)%
Fee income	805.7	680.6	125.1	18.4%
Premiums	416.3	626.5	(210.2)	(33.6)%
Net realized capital losses:
Total other-than-temporary impairment losses	(173.5)	(552.9)	379.4	68.6%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	84.3	91.4	(7.1)	(7.8)%
Net other-than-temporary impairments recognized in earnings	(89.2)	(461.5)	372.3	80.7%
Other net realized capital losses	(89.5)	(1,736.8)	1,647.3	94.8%
Total net realized capital losses	(178.7)	(2,198.3)	2,019.6	91.9%
Other income	-	0.7	(0.7)	(100.0)%
Total revenue	2,045.8	196.4	1,849.4	941.6%
Benefits and expenses:
Interest credited and other benefits to contractowners	1,512.0	487.1	1,024.9	210.4%
Operating expenses	315.5	281.1	34.4	12.2%
Net amortization of deferred policy acquisition costs and value of business acquired	132.9	(345.4)	478.3	138.5%
Interest expense	24.0	24.6	(0.6)	(2.4)%
Other expense	31.6	35.1	(3.5)	(10.0)%
Total benefits and expenses	2,016.0	482.5	1,533.5	317.8%
Income (loss) before income taxes	29.8	(286.1)	315.9	110.4%
Income tax benefit	(62.8)	(126.3)	63.5	50.3%
Net income (loss)	$92.6	$(159.8)	$252.4	157.9%
Effective tax rate	(210.7)%	44.1%

NM - Not meaningful.

Revenues

Total revenue increased for the three and nine months ended September 30, 2010, primarily reflecting a favorable change in Net realized capital losses and higher Fee income partially offset by lower Net investment income and lower Premium income.

The decrease in Total net realized capital losses for the three and nine months ended September 30, 2010 is primarily due to a favorable change on derivatives related to 1) hedging of variable annuity guaranteed death benefits, 2) a loss in the first nine months of 2009 related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, and 3) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement which commenced in the third quarter of 2009. However, the hedge losses on the VAGLB for the three and nine months ended September 30, 2010 are ceded to SLDI and reported as a corresponding increase in Interest credited and other benefits to policyholders. Lower credit and intent related impairments on fixed maturities, primarily due to the improved economic and interest rate environment, also contributed to the rise in Net realized capital gains. In addition, the Company experienced gains on currency swaps and forwards related to the strengthening of the US Dollar in 2010, and gains on options in a long position, which are used to hedge risks associated with fixed indexed annuities. These favorable items were partially offset by futures in a short position as their fair value decreased in the third quarter of 2010 due to improved equity markets.

The decrease in Net investment income for the three and nine months ended September 30, 2010 is mainly due to the Company’s higher average level of investments in U.S. Treasuries in the current year compared to higher yielding assets. These lower returns were partially offset by favorable returns on equity investments in limited partnerships and lower investment management fees charged by the Company’s affiliate, ING Investment Management, LLC, for management of the Company’s general account assets.

The increase in Fee income for the three and nine months ended September 30, 2010 reflects an increase in average variable AUM, primarily driven by the rise in average equity market levels.

Premiums for the three and nine months ended September 30, 2010 decreased due to a smaller block of group annual term business assumed by the Company from ReliaStar Life Insurance Company (“RLI”), an affiliate, under the bulk reinsurance agreements in 2009 and the termination of the U.S. Group Reinsurance agreement due to the sale of the business via reinsurance agreement to Reinsurance Group of America, effective January 1, 2010.

Benefits and Expenses

Total benefits and expenses increased for the three and nine months ended September 30, 2010 primarily due to an increase in Interest credited and other benefits to contractowners, higher Net amortization of DAC and VOBA and higher Operating expenses.

The increase in Interest credited and other benefits to contractowners for the three and nine months ended September 30, 2010 reflects the transfer of gains (losses) on futures and investment income under the combined coinsurance and coinsurance funds withheld agreement with SLDI. The corresponding losses and investment income are reported in Total net realized capital gains and Net investment income. In addition, interest credited and other benefits to contractowners reflects a unfavorable change in variable annuity guaranteed benefit reserves which was primarily driven by the variance in equity markets during 2010.  Furthermore, declining U.S. Treasury rates increased the value of assets held in trust under the combined coinsurance and coinsurance funds withheld agreement with SLDI, which in turn, increased the value of the embedded derivative liability and contributed to the increase in interest credited and other benefits to contractowners.

The Net amortization of DAC and VOBA increased for the three and nine months ended September 30, 2010 driven by higher actual gross profits mainly resulting from realized capital gains.

Operating expenses for the three and nine months ended September 30, 2010 increased reflecting higher commission expense in the current year. These commissions were deferred at a lower percentage due to the decrease in sales of variable annuity products.  Operating expenses for the three and nine months ended September 30, 2010 also include $4.7 related to employee severance and termination benefits incurred in connection with its expense reduction initiative.

Income Taxes

The unfavorable change in income tax benefit for the three and nine months ended September 30, 2010 is primarily due to an increase in income before tax and an increase in the tax valuation allowance related to realized capital loses, partially offset by a favorable audit settlement and a higher level of dividends received deduction.

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

Portfolio Composition

The following tables present the investment portfolio at September 30, 2010 and December 31, 2009.

	2010		2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
Fixed maturities, available-for-sale, including securities pledged	$22,652.2	78.5%	$18,249.0	71.3%
Equity securities, available-for-sale	148.3	0.5%	154.3	0.6%
Short-term investments	1,503.9	5.2%	2,044.0	8.0%
Mortgage loans on real estate	3,006.1	10.4%	3,413.2	13.4%
Policy loans	124.0	0.4%	131.6	0.5%
Loan - Dutch State obligation	882.0	3.1%	1,026.0	4.0%
Limited partnerships/corporations	272.0	1.0%	252.6	1.0%
Derivatives	257.3	0.9%	317.4	1.2%
Other investments	1.6	0.0%	3.5	0.0%
Total investments	$28,847.4	100.0%	$25,591.6	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of September 30, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$1,620.5	$138.3	$-	$-	$1,758.8
U.S. government agencies and authorities	44.3	4.2	-	-	48.5
State, municipalities, and political subdivisions	126.5	7.8	5.4	-	128.9

U.S. corporate securities:
Public utilities	1,489.5	125.7	1.7	-	1,613.5
Other corporate securities	7,558.7	526.0	23.1	0.3	8,061.3
Total U.S. corporate securities	9,048.2	651.7	24.8	0.3	9,674.8

Foreign securities(1):
Government	432.5	56.6	2.2	-	486.9
Other	4,158.7	295.0	34.1	0.1	4,419.5
Total foreign securities	4,591.2	351.6	36.3	0.1	4,906.4

Residential mortgage-backed securities	2,008.0	257.0	53.4	76.4	2,135.2
Commercial mortgage-backed securities	2,490.0	146.0	106.9	10.4	2,518.7
Other asset-backed securities	1,700.2	21.1	173.4	67.0	1,480.9

Total fixed maturities, including securities pledged	21,628.9	1,577.7	400.2	154.2	22,652.2
Less: securities pledged	696.0	66.7	0.4	-	762.3
Total fixed maturities	$20,932.9	$1,511.0	$399.8	$154.2	$21,889.9

(1) Primarily U.S. dollar denominated.

(2) Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

Fixed maturities, available-for-sale, were as follows as of December 31, 2009.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$4,201.0	$2.5	$80.0	$-	$4,123.5
U.S. government agencies and authorities	26.1	0.1	1.6	-	24.6
State, municipalities, and political subdivisions	47.8	2.2	5.2	-	44.8

U.S. corporate securities:
Public utilities	997.4	57.5	6.9	-	1,048.0
Other corporate securities	4,290.8	247.8	71.8	0.4	4,466.4
Total U.S. corporate securities	5,288.2	305.3	78.7	0.4	5,514.4

Foreign securities(1):
Government	369.8	23.8	8.3	-	385.3
Other	2,880.8	131.7	78.5	0.4	2,933.6
Total foreign securities	3,250.6	155.5	86.8	0.4	3,318.9

Residential mortgage-backed securities	1,758.9	210.7	150.7	70.9	1,748.0
Commercial mortgage-backed securities	3,012.5	25.3	448.2	-	2,589.6
Other asset-backed securities	1,218.6	11.8	316.8	28.4	885.2

Total fixed maturities, including securities pledged	18,803.7	713.4	1,168.0	100.1	18,249.0
Less: securities pledged	1,079.4	35.3	22.2	-	1,092.5
Total fixed maturities	$17,724.3	$678.1	$1,145.8	$100.1	$17,156.5

(1) Primarily U.S. dollar denominated.

(2) Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector.  The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies.  At September 30, 2010 and December 31, 2009, the average quality rating of the Company’s fixed maturities portfolio was A and AA-, respectively.  Ratings are calculated using a rating hierarchy that considers Standard and Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows at September 30, 2010 and December 31, 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$5,931.0	26.2%	$5,499.9	25.4%
AA	2,087.0	9.2%	2,055.9	9.5%
A	6,034.4	26.6%	5,667.5	26.2%
BBB	6,970.3	30.8%	6,566.5	30.4%
BB	851.3	3.8%	868.8	4.0%
B and below	778.2	3.4%	970.3	4.5%
Total	$22,652.2	100.0%	$21,628.9	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$7,577.0	41.5%	$7,658.8	40.7%
AA	896.7	4.9%	1,028.9	5.5%
A	3,440.2	18.9%	3,465.0	18.4%
BBB	5,029.9	27.6%	4,992.4	26.6%
BB	720.8	3.9%	861.4	4.6%
B and below	584.4	3.2%	797.2	4.2%
Total	$18,249.0	100.0%	$18,803.7	100.0%

92.8% and 92.9% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at September 30, 2010 and December 31, 2009, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, by market sector, including securities pledged to creditors, were as follows at September 30, 2010 and December 31, 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,758.8	7.8%	$1,620.5	7.5%
U.S. government agencies and authorities	48.5	0.2%	44.3	0.2%
U.S. corporate, state, and municipalities	9,803.7	43.3%	9,174.7	42.4%
Foreign	4,906.4	21.7%	4,591.2	21.2%
Residential mortgage-backed	2,135.2	9.4%	2,008.0	9.3%
Commercial mortgage-backed	2,518.7	11.1%	2,490.0	11.5%
Other asset-backed	1,480.9	6.5%	1,700.2	7.9%
Total	$22,652.2	100.0%	$21,628.9	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$4,123.5	22.6%	$4,201.0	22.3%
U.S. government agencies and authorities	24.6	0.1%	26.1	0.1%
U.S. corporate, state, and municipalities	5,559.2	30.5%	5,336.0	28.4%
Foreign	3,318.9	18.2%	3,250.6	17.3%
Residential mortgage-backed	1,748.0	9.6%	1,758.9	9.4%
Commercial mortgage-backed	2,589.6	14.2%	3,012.5	16.0%
Other asset-backed	885.2	4.8%	1,218.6	6.5%
Total	$18,249.0	100.0%	$18,803.7	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of September 30, 2010, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$560.1	$573.9
After one year through five years	6,006.7	6,304.9
After five years through ten years	4,571.1	4,947.7
After ten years	4,292.8	4,690.9
Mortgage-backed securities	4,498.0	4,653.9
Other asset-backed securities	1,700.2	1,480.9
Less: securities pledged	696.0	762.3
Fixed maturities, excluding securities pledged	$20,932.9	$21,889.9

Subprime and Alt-A Mortgage Exposure

Credit markets have experienced extreme volatility and disruption since concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”) surfaced in late 2007.  This resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets. Although these asset classes experienced a rebound in 2009 and market activity increased for non-agency mortgage-backed securities, challenging conditions largely remain in 2010 for subprime mortgage-backed securities.

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages.  The Company does have exposure to Residential Mortgage-backed Securities (“RMBS”) and Asset-backed Securities (“ABS”).  Subprime lending is the origination of loans to customers with weaker credit profiles.  The Company defines Alt-A Loans to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

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

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of September 30, 2010 and December 31, 2009.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above.  As of September 30, 2010, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $457.1 and $214.6, respectively, representing 2.1% of total fixed maturities.  As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $429.2 and $304.3, respectively, representing 2.7% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of September 30, 2010 and December 31, 2009:

2010				2009
% of Total				% of Total
Subprime				Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	26.0%	2007	39.3%	AAA	33.7%	2007	38.7%
AA	20.1%	2006	6.9%	AA	20.7%	2006	7.2%
A	8.1%	2005 and prior	53.8%	A	6.9%	2005 and prior	54.1%
BBB	8.8%		100.0%	BBB	8.3%		100.0%
BB and below	37.0%			BB and below	30.4%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above.  As of September 30, 2010, the fair value and gross unrealized losses aggregated to $163.0 and $61.1, respectively, representing 0.8% of total fixed maturities. As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $156.5 and $94.0, respectively, representing 1.0% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of September 30, 2010 and December 31, 2009:

2010				2009
% of Total				% of Total
Alt-A				Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	19.9%	2007	30.4%	AAA	27.9%	2007	30.4%
AA	1.5%	2006	19.8%	AA	1.8%	2006	20.1%
A	0.0%	2005 and prior	49.8%	A	0.8%	2005 and prior	49.5%
BBB	1.0%		100.0%	BBB	6.9%		100.0%
BB and below	77.6%			BB and below	62.6%
	100.0%				100.0%

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

As of September 30, 2010 and December 31, 2009, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $2.5 billion and $2.6 billion, respectively, and other ABS, excluding subprime exposure, totaled $1.0 billion and $461.3, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of September 30, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 47.2%, 16.8%, and 22.0%, respectively, of total other ABS, excluding subprime exposure.  As of December 31, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables comprising 35.0%, 44.7%, and 5.9%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of September 30, 2010 and December 31, 2009:

2010				2009
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	49.0%	2008	0.4%	AAA	66.8%	2008	0.5%
AA	14.8%	2007	27.9%	AA	9.6%	2007	26.2%
A	18.5%	2006	31.0%	A	14.2%	2006	29.9%
BBB	12.4%	2005 and prior	40.7%	BBB	6.4%	2005 and prior	43.4%
BB and below	5.3%		100.0%	BB and below	3.0%		100.0%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of September 30, 2010 and December 31, 2009:

2010				2009
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	74.7%	2010	10.2%	AAA	32.9%	2008	0.0%
AA	11.9%	2009	16.9%	AA	21.3%	2007	9.7%
A	2.2%	2008	7.5%	A	16.6%	2006	36.5%
BBB	7.3%	2007	19.1%	BBB	24.7%	2005 and prior	53.8%
BB and below	3.9%	2006	18.3%	BB and below	4.5%		100.0%
	100.0%	2005 and prior	28.0%		100.0%
			100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $3.0 billion and $3.4 billion as of September 30, 2010 and December 31, 2009, respectively.  These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

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

All commercial mortgages are rated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  Impairments taken on the mortgage loan portfolio were $5.6 and $6.1 for the three and nine months ended September 30, 2010, respectively.  Impairments taken on the mortgage portfolio were $13.8 and $14.3 for the three and nine months ended September 30, 2009, respectively.  For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  One mortgage loan in the Company’s portfolio was in arrears with respect to principal and interest at September 30, 2010 and none on September 30, 2009.  Due to challenges that the economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process.  At September 30, 2010 and December 31, 2009, the Company had a $3.3 and $4.1 allowance for mortgage loan credit losses, respectively.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans.  The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property.  The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments.  These ratios are utilized as part of the review process described above.  LTV and DSC ratios as of September 30, 2010 and December 31, 2009, are as follows:

	2010(1)	2009(1)
Loan to Value Ratio:
0% - 50%	$1,173.8	$1,541.0
50% - 60%	775.6	742.5
60% - 70%	827.7	845.0
70% - 80%	209.9	264.9
80% - 90%	22.4	23.9
Total Commercial Mortgage Loans	$3,009.4	$3,417.3

(1) Balances do not include allowance for mortgage loan credit losses.

	2010(1)(2)	2009(1)(2)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,072.2	$2,356.1
1.25x - 1.5x	325.2	371.5
1.0x - 1.25x	319.2	284.1
Less than 1.0x	147.9	219.5
Total Commercial Mortgage Loans	$2,864.5	$3,231.2

(1)  Balances do not include allowance for mortgage loan credit losses.

(2)  Excludes mortgages that are secured by loans on land or construction deals.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of September 30, 2010 and December 31, 2009.

	2010(1)		2009(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans by US Region:
Pacific	$755.2	25.2%	$894.6	26.2%
South Atlantic	559.9	18.7%	649.7	19.0%
Middle Atlantic	401.1	13.3%	465.7	13.6%
East North Central	319.9	10.6%	401.6	11.8%
West South Central	365.4	12.1%	371.0	10.9%
Mountain	368.5	12.2%	375.8	11.0%
New England	81.8	2.7%	90.6	2.6%
West North Central	92.9	3.1%	100.8	2.9%
East South Central	64.7	2.1%	67.5	2.0%
Total Commercial Mortgage Loans	$3,009.4	100.0%	$3,417.3	100.0%

(1)     Balances do not include allowance for mortgage loan credit losses.

	2010(1)		2009(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Apartments	$520.3	17.3%	$547.7	16.0%
Hotel/Motel	177.9	5.9%	180.5	5.3%
Industrial	987.3	32.7%	1,105.7	32.3%
Mixed Use	10.6	0.4%	16.2	0.5%
Office	545.2	18.1%	703.5	20.6%
Other	92.1	3.1%	136.0	4.0%
Retail	676.0	22.5%	727.7	21.3%
Total Commercial Mortgage Loans	$3,009.4	100.0%	$3,417.3	100.0%

(1)    Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of commercial mortgages by year of origination as of September 30, 2010 and December 31, 2009.

	2010(1)	2009(1)
Year of Origination:
2010	$86.4	$-
2009	34.8	36.7
2008	438.8	477.6
2007	536.6	601.8
2006	341.9	385.1
2005 and prior	1,570.9	1,916.1
Total Commercial Mortgage Loans	$3,009.4	$3,417.3

(1)     Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at September 30, 2010 and December 31, 2009.

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$17.0	3.0%	$3.8	0.7%	$170.1	13.5%	$21.2	1.7%
More than six months and twelve months or less below amortized cost	1.1	0.2%	-	0.0%	259.3	20.4%	200.8	15.8%
More than twelve months below amortized cost	212.3	38.3%	320.2	57.8%	419.0	33.0%	197.7	15.6%
Total unrealized capital loss	$230.4	41.5%	$324.0	58.5%	$848.4	66.9%	$419.7	33.1%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at September 30, 2010 and December 31, 2009.

		More Than
	Six Months	Six Months	More Than
	or Less	and Twelve	Twelve Months	Total
	Below	Months or Less	Below	Unrealized
	Amortized	Below	Amortized	Capital
2010	Cost	Amortized Cost	Cost	Losses
Interest rate or spread widening	$16.1	$0.5	$50.3	$66.9
Mortgage and other asset-backed securities	4.7	0.6	482.2	487.5
Total unrealized capital loss	$20.8	$1.1	$532.5	$554.4
Fair value	$850.7	$25.6	$2,091.1	$2,967.4

2009
Interest rate or spread widening	$99.3	$31.6	$122.2	$253.1
Mortgage and other asset-backed securities	92.0	428.5	494.5	1,015.0
Total unrealized capital loss	$191.3	$460.1	$616.7	$1,268.1
Fair value	$5,275.9	$1,058.2	$2,714.5	$9,048.6

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2010 and December 31, 2009.

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. corporate, state, and municipalities	$308.6	$3.3	$-	$-	$337.5	$27.2	$646.1	$30.5
Foreign	159.7	12.8	18.4	0.5	193.9	23.1	372.0	36.4
Residential mortgage-backed	242.9	4.5	1.2	0.4	421.9	124.9	666.0	129.8
Commercial mortgage-backed	1.3	-	4.5	-	568.4	117.3	574.2	117.3
Other asset-backed	138.2	0.2	1.5	0.2	569.4	240.0	709.1	240.4
Total	$850.7	$20.8	$25.6	$1.1	$2,091.1	$532.5	$2,967.4	$554.4

2009
U.S. Treasuries	$3,761.2	$80.0	$-	$-	$-	$-	$3,761.2	$80.0
U.S. government agencies and authorities	15.2	0.8	8.2	0.8	-	-	23.4	1.6
U.S. corporate, state, and municipalities	273.8	6.7	108.1	13.5	737.7	64.1	1,119.6	84.3
Foreign	228.1	11.8	107.8	17.3	472.6	58.1	808.5	87.2
Residential mortgage-backed	139.1	46.5	183.5	92.3	260.7	82.8	583.3	221.6
Commercial mortgage-backed	795.5	44.1	534.6	243.1	682.7	161.0	2,012.8	448.2
Other asset-backed	63.0	1.4	116.0	93.1	560.8	250.7	739.8	345.2
Total	$5,275.9	$191.3	$1,058.2	$460.1	$2,714.5	$616.7	$9,048.6	$1,268.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 79.7% of the average book value as of September 30, 2010.  In addition, this category includes 412 securities, which have an average quality rating of BBB.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for September 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less below amortized cost	$1,296.1	$111.4	$70.0	$26.9	198	22
More than six months and twelve months or less below amortized cost	506.2	7.7	38.0	2.2	53	7
More than twelve months below amortized cost	604.5	995.9	31.5	385.8	94	197
Total	$2,406.8	$1,115.0	$139.5	$414.9	345	226

2009
Six months or less below amortized cost	$6,184.5	$396.8	$265.1	$111.8	282	96
More than six months and twelve months or less below amortized cost	1,248.5	982.3	68.8	433.2	191	115
More than twelve months below amortized cost	619.0	885.6	27.8	361.4	113	158
Total	$8,052.0	$2,264.7	$361.7	$906.4	586	369

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for September 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. corporate, state and municipalities	$652.3	$24.3	$24.8	$5.7	82	5
Foreign	327.5	80.9	16.6	19.8	38	10
Residential mortgage- backed	487.0	308.8	25.2	104.6	94	90
Commercial mortgage- backed	499.1	192.4	46.3	71.0	36	21
Other asset- backed	440.9	508.6	26.6	213.8	95	100
Total	$2,406.8	$1,115.0	$139.5	$414.9	345	226

2009
U.S. Treasuries	$3,841.2	$-	$80.0	$-	21	-
U.S. government agencies and authorities	25.0	-	1.6	-	4	-
U.S. corporate, state and municipalities	1,139.0	64.9	67.8	16.5	220	32
Foreign	712.7	183.0	33.1	54.1	93	30
Residential mortgage- backed	336.0	468.9	35.9	185.7	83	119
Commercial mortgage- backed	1,534.5	926.5	104.2	344.0	96	60
Other asset- backed	463.6	621.4	39.1	306.1	69	128
Total	$8,052.0	$2,264.7	$361.7	$906.4	586	369

During the nine months ended September 30, 2010, unrealized capital losses on fixed maturities decreased by $713.7. Lower unrealized losses are due to improved economic conditions and the overall tightening of credit spreads since the end of 2009, leading to lower noncredit impairments and the increased value of fixed maturities.

At September 30, 2010, the Company held 7 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $112.2, or 20.2% of the total unrealized capital losses, as of September 30, 2010.  At December 31, 2009, the Company held 19 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $353.9, or 27.9% of the total unrealized capital losses, as of December 31, 2009.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in “Other-Than-Temporary Impairments,” which follows this section. After detailed impairment analysis was completed, management determined that the remaining investments in an unrealized loss position were not other-than-

temporarily impaired, and therefore no further other-than-temporary impairment was necessary.

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

▪                  Additional factors considered for structured securities such as RMBS, CMBS and other ABS include, but are not limited to, quality of underlying collateral, anticipated loss severities, collateral default rates, and other collateral characteristics such as vintage, re-payment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Statement of Operations, excluding impairments included in Other comprehensive income (loss), by type for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$1.1	2	$0.9	1
Foreign(1)	7.8	3	3.1	10
Residential mortgage-backed	1.7	23	5.9	33
Other asset-backed	1.6	6	16.7	13
Commercial mortgage-backed	8.2	5	-	-
Mortgage loans on real estate	5.6	5	13.8	3
Total	$26.0	44	$40.4	60

(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$114.7	13
U.S. corporate	4.8	19	51.3	50
Foreign(1)	30.6	21	27.3	41
Residential mortgage-backed	14.2	59	106.8	118
Other asset-backed	16.7	26	143.4	52
Commercial mortgage-backed	16.5	5	-	-
Equity securities	-	-	3.3	5
Public utilities	0.3	5	-	-
Mortgage loans on real estate	6.1	5	14.3	4
Limited Partnerships	-	-	0.4	1
Total	$89.2	140	$461.5	284

(1) Primarily U.S. dollar denominated.

The above schedules include $25.9 and $72.3 for the three and nine months ended September 30, 2010, respectively, and $38.6 and $148.4 for the three and nine months ended September 30, 2009, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings.  The remaining write-downs reflected in the schedules above are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$0.1	1	$0.9	1
Foreign(1)	-	-	0.9	5
Total	$0.1	1	$1.8	6

(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$114.7	13
U.S. corporate	3.8	18	43.6	35
Foreign(1)	12.5	16	22.5	35
Residential mortgage-backed	-	-	23.2	8
Other asset-backed	0.3	1	109.1	11
Public utilities	0.3	5	-	-
Total	$16.9	40	$313.1	102

(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities.  In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following tables identify the noncredit impairments recognized in Other comprehensive income (loss) by type for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010			2009
			No. of			No. of
	Impairment		Securities	Impairment		Securities
U.S. corporate	$-	*	1	$-		-
Foreign(1)	-		-	-	*	3
Commercial mortgage-backed	7.0		3	-		-
Residential mortgage-backed	5.0		5	(1.8)		20
Other asset-backed	15.8		2	8.3		12
Total	$27.8		11	$6.5		35

(1)     Primarily U.S. dollar denominated.

*      Less than $0.1.

	Nine Months Ended September 30,
	2010			2009
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. corporate	$-	*	2	$2.0	1
Foreign(1)	-		-	0.4	3
Commercial mortgage-backed	17.5		5	-	-
Residential mortgage-backed	21.2		31	73.2	8
Other asset-backed	45.6		13	15.8	17
Total	$84.3		51	$91.4	29

(1)    Primarily U.S. dollar denominated.

*      Less than $0.1.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives.  The cost of the investments on disposal is determined based on specific identification of securities.  Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI of $(20.4) and $(26.6) in 2010 and 2009, respectively	$82.8	$25.4
Equity securities, available-for-sale, including net OTTI of $0.0 in 2010 and 2009	(1.4)	4.7
Derivatives	(608.1)	(1,159.9)
Other investments, including net OTTI of $(5.6) and $(13.8) in 2010 and 2009, respectively	(11.6)	(14.0)
Net realized capital losses	$(538.3)	$(1,143.8)
After-tax net realized capital losses, including tax valuation allowance of $(30.0) for 2010 and of $22.1 for 2009	$(379.9)	$(721.4)

	Nine Months Ended September 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI of $(83.1) and $(443.5) in 2010 and 2009, respectively	$98.6	$(232.6)
Equity securities, available-for-sale, including net OTTI of $(3.3) in 2009	0.9	4.9
Derivatives	(269.3)	(1,953.5)
Other investments, including net OTTI of $(6.1) and $(14.7) in 2010 and 2009, respectively	(8.9)	(17.1)
Net realized capital losses	$(178.7)	$(2,198.3)
After-tax net realized capital losses, including tax valuation allowance of $(30.0) for 2010 and of $ (18.3) for 2009	$(146.2)	$(1,447.2)

Total Net realized capital losses decreased for the three and nine months ended September 30, 2010, primarily due to a favorable change on derivatives related to 1) hedging of variable annuity guaranteed death benefits, 2) a loss in the first nine months of 2009 related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, and 3) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI, under the combined coinsurance and coinsurance funds withheld agreement, which commenced in the third quarter of 2009. However, the hedge losses on the VAGLB for the three and nine months ended September 30, 2010 are ceded to SLDI and reported as a corresponding increase in Interest credited and other benefits to policyholders. Lower credit and intent related impairments on fixed maturities, primarily due to the improved economic and interest rate environment, also contributed to the rise in Net realized capital gains. In addition, the Company experienced gains on currency swaps and forwards related to the strengthening of the US Dollar in 2010, and gains on options in a long position, which are used to hedge risks associated with fixed indexed annuities. These favorable items were partially offset by futures in a short position as their fair value decreased in the third quarter of 2010 due to improved equity markets.

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$1,690.3	$68.5	$-	$1,758.8
U.S government agencies and authorities	-	48.5	-	48.5
U.S. corporate, state and municipalities	-	9,795.1	8.6	9,803.7
Foreign	-	4,893.9	12.5	4,906.4
Residential mortgage-backed securities	-	1,819.5	315.7	2,135.2
Commercial mortgage-backed securities	-	2,518.7	-	2,518.7
Other asset-backed securities	-	794.7	686.2	1,480.9
Equity securities, available-for-sale	132.5	-	15.8	148.3
Derivatives:
Interest rate contracts	-	120.3	-	120.3
Foreign exchange contracts	-	2.3	-	2.3
Equity contracts	20.4	-	113.1	133.5
Credit contracts	-	1.2	-	1.2
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,698.2	-	-	1,698.2
Assets held in separate accounts	42,641.5	-	-	42,641.5
Total	$46,182.9	$20,062.7	$1,151.9	$67,397.5

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$-	$-	$1,105.4	$1,105.4
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	-	-	132.7	132.7
Embedded derivative on reinsurance		129.5		129.5
Derivatives:
Interest rate contracts	-	395.5	-	395.5
Foreign exchange contracts	-	60.7	-	60.7
Equity contracts	3.0	-	24.2	27.2
Credit contracts	-	4.2	43.5	47.7
Total	$3.0	$589.9	$1,305.8	$1,898.7

(1)      Level 3 net assets and liabilities accounted for (0.2)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (0.7)%.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$4,123.5	$-	$-	$4,123.5
U.S government agencies and authorities	-	24.6	-	24.6
U.S. corporate, state and municipalities	-	5,559.2	-	5,559.2
Foreign	-	3,318.9	-	3,318.9
Residential mortgage-backed securities	-	659.8	1,088.2	1,748.0
Commercial mortgage-backed securities	-	2,589.6	-	2,589.6
Other asset-backed securities	-	461.3	423.9	885.2
Equity securities, available-for-sale	149.8	-	4.5	154.3
Derivatives:
Interest rate contracts	-	44.6	-	44.6
Foreign exchange contracts	-	14.2	-	14.2
Equity contracts	42.8	-	215.5	258.3
Credit contracts	-	0.3	-	0.3
Embedded derivative on reinsurance	-	38.7	-	38.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	2,245.1	8.0	-	2,253.1
Assets held in separate accounts	42,996.1	-	-	42,996.1
Total	$49,557.3	$12,719.2	$1,732.1	$64,008.6

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$-	$-	$927.2	$927.2
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	-	-	73.9	73.9
Embedded derivative on reinsurance	-	-	-	-
Derivatives:
Interest rate contracts	-	325.2	-	325.2
Foreign exchange contracts	-	53.0	-	53.0
Equity contracts	3.2	-	13.1	16.3
Credit contracts	-	15.4	90.5	105.9
Total	$3.2	$393.6	$1,104.7	$1,501.5

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

Liquidity Management

The Company’s principal available sources of liquidity are annuity product charges, GIC and fixed annuity deposits, investment income, proceeds from the maturing and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, securities lending, reinsurance, and capital contributions.  Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, payments under guaranteed death and living benefits, investment purchases, repayment of debt, and contract maturities, withdrawals, and surrenders.

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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return.  The portfolio management strategy for the fixed account considers the assets available-for-sale.  This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors.  The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks.  The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks.  The Company’s derivative counterparties are of high credit quality.  As of September 30, 2010, the Company had net derivative liabilities with a fair value of $273.8.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  The Company maintains the following agreements:

▪                  A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory net admitted assets, excluding Separate Accounts, as of the prior December 31.  At September 30, 2010 and December 31, 2009, the Company had an outstanding receivable of $739.7 and $545.5, respectively, with ING AIH under the reciprocal loan agreement.

▪                  A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York.  At September 30, 2010 and December 31, 2009, the Company had no amounts outstanding under the revolving note facility.

▪                  The Company holds approximately 64% of its assets in marketable securities.  These assets include cash, US Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS and CMO.  In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls, and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under the Company’s Liquidity Plan, up to 12% of the Company’s general account statutory assets may be allocated to reverse repurchase, securities lending and dollar roll programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs.  As of September 30, 2010, the Company had securities lending obligations of $92.0, which represents less than 1% of the Company’s general account statutory assets.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  As of September 30, 2010 and December 31, 2009, the Company had $1,579.6 and $1,304.5, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB.  As of September 30, 2010 and December 31, 2009, assets with a market value of approximately $1,828.3 and $1,657.9, respectively, collateralized the funding agreements issued to the FHLB.  Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Distributions

During the nine months ended September 30, 2010 and 2009, the Company received $239.0 and $835.0, respectively, in capital contributions from its Parent. During the nine months ended September 30, 2010 and 2009, the Company did not pay any dividends or return of capital distributions to its Parent.  On November 10, 2010, the Company received a $510.0 capital contribution from its Parent.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of September 30, 2010 and December 31, 2009, the Company held $30.7 and $32.1, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the

Condensed Balance Sheets. In addition, as of September 30, 2010 and December 31, 2009, the Company delivered collateral of $667.2 and $574.6, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

Reinsurance Agreements

The Company is a party to a Facultative Coinsurance Agreement with its affiliate, Security Life of Denver Insurance Company (“SLD”), effective August 20, 1999.  Under the terms of this agreement, the Company facultatively cedes to SLD, from time to time, certain GICs on a 100% coinsurance basis.  The value of GIC reserves ceded by the Company under this agreement at September 30, 2010 and December 31, 2009 was $40.0 and $47.5, respectively.  The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that SLD is also a major GIC issuer.  Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

The Company entered into an automatic reinsurance agreement with SLDI, an affiliate, dated June 30, 2008, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts, which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement.  The value of reserves ceded by the Company under this agreement was $1,062.9 and $878.6 at September 30, 2010 and December 31, 2009, respectively.  In addition, a deferred loss on the transaction in the amount of $358.2 is presented in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.  Effective July 1, 2009, the Company and SLDI entered into an amended and restated reinsurance agreement to change the reinsurance basis of the existing automatic reinsurance agreement dated June 30, 2008 between the Company and SLDI from coinsurance to a combined coinsurance and coinsurance funds withheld basis.  To effectuate this transaction, assets with a market value of $3.2 billion  were transferred on July 31, 2009 from SLDI to the Company, and the Company deposited those assets into a trust account. The Company also established a corresponding funds withheld liability to SLDI, which is included in Other liabilities on the Condensed Balance Sheets.

Ratings

The Company’s access to funding and its related cost of borrowing, requirements for derivatives collateral posting and the attractiveness of certain of its products to customers are affected by Company credit ratings and insurance financial strength ratings, which are periodically reviewed by the ratings agencies.

On October 27, 2009, Moody’s downgraded the Company to “A2” from “A1” and assigned a developing outlook.

On June 11, 2010, A.M. Best affirmed the Company’s financial strength ratings of “A” and issuer credit ratings of “a+”.  The outlook was improved to “stable” from “negative”.

On September 16, 2010, Standard & Poor’s Ratings Services (“S&P”) lowered the counterparty credit and insurer financial strength ratings of the Company to “A” from “A+”.  On November 10, 2010, S&P placed the Company’s counterparty credit and insurer financial strength ratings on CreditWatch with negative implications.

On September 21, 2010, Fitch maintained the Company on a “Ratings Watch Negative” with a financial strength rating of “A-”.  The outlook remains “negative”.

In response to weakening global markets, the rating agencies have been continuously reevaluating their ratings of banks and insurance companies around the world. Over the past several quarters, the rating agencies have maintained a negative outlook of the financial services industry, while reviewing the individual ratings they give to specific entities.  The downgrades of the Company by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of the Company’s financial strength.  In making their ratings decisions the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities, and direct or implied support from parent companies, including the implications of the ING restructuring plan, among other factors.

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

The Company ceased new sales of variable annuity products in March 2010.  However, the Company’s existing variable annuity block of business contains certain guaranteed death and living benefits made available to contractowners as described below:

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

As of September 30, 2010 and December 31, 2009, the guaranteed value of these death benefits in excess of account values was estimated to be $9.5 billion and $10.3 billion, respectively, before reinsurance.  The increase was primarily driven by favorable equity market performance in 2010.

As of September 30, 2010, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $8.4 billion, of which $8.4 billion was projected to be covered by the Company’s variable annuity guarantee hedging program.  As of December 31, 2009, the guaranteed value of guaranteed minimum death benefits in excess of account values, net of reinsurance, was estimated to be $9.1 billion, of which $9.1 billion was projected to be covered by the Company’s variable annuity guarantee hedging program.  As of September 30, 2010 and December 31, 2009, the Company recorded a liability of $424.8 and $477.6, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values.

Guaranteed Living Benefits:

▪                  Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary.

▪                  Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees an annual withdrawal amount for life that is calculated as a percentage of the notional amount that equals premium at the time of contract issue and may increase by annual ratchets.  The percentage used to determine the guaranteed annual withdrawal amount may vary by age and contract year of first withdrawal. Earlier versions of the withdrawal benefit included a rollup (7%, 6%, 5% or 0%, depending on versions of the benefit) in combination with a ratchet (primarily annual or quarterly, depending on versions). A joint life-time withdrawal benefit option was available to include coverage for spouses.  Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions.  Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance.  Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

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

For the Reinsured living benefits, as of September 30, 2010 and December 31, 2009, the guaranteed value of these benefits in excess of account values was estimated to be $8.8 billion before reinsurance.

For the Non-reinsured living benefits, as of September 30, 2010 and December 31, 2009, the guaranteed value of these benefits in excess of account values was $80.0 and $104.9, respectively.  The Company recorded a liability representing the estimated net present value of its future obligations for these benefits of $132.7 and $73.9 as of September 30, 2010 and December 31, 2009, respectively.

Variable Annuity Guarantee Hedging Program: In order to hedge equity risk associated with non-reinsured GMDBs and guaranteed living benefits, the Company enters into futures positions, total return swaps and put options on various public market equity indices chosen to closely replicate contractowner variable fund returns.  The Company also hedges most of the foreign currency risk arising from its international fund exposure using forward contracts.  The Company uses market consistent valuation techniques to establish its derivative positions and to rebalance the derivative positions in response to market fluctuations. One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contractowner account value. The Company also administers a hedging program that mitigates not only the equity risk, but also the interest rate and equity volatility risk associated with its Principal Guard GMWB product issued in 2005 and beyond. This hedge strategy primarily involves entering into put options and interest rate swaps. The Variable Annuity Funding Capital Hedging Program, which was approved during 2010, is an overlay to the Variable Annuity Guarantee Hedging Program that mitigates the impact of potential declines in equity markets and their impact on statutory capital. While there is currently no position active and to date no hedging has commenced due to equity market levels, the program’s hedge strategy involves using equity futures contracts.  The derivatives under the variable annuity guarantee hedging programs do not qualify for hedge accounting under accounting principles generally accepted in the United States (“US GAAP”).

In 2009, ING USA took certain actions to reduce its exposure to interest rate and market risks.  These actions included revisions to variable annuity guaranteed benefits for new business, reducing the minimum guaranteed interest rate on new fixed indexed annuities business, changes to certain products, reassessment of the investment strategy, hedging certain funds which previously were not hedged, hedging certain guaranteed death benefits which were previously not hedged, hedging interest rate risk on new variable annuity business and hedging the majority of the Company’s foreign currency risk.  Furthermore, the Company is reviewing its hedging strategies and is considering increasing its hedging of interest rates and changes in its other hedging strategies.  ING USA continues to monitor these initiatives and their financial impacts, and will determine whether further actions are necessary.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short term investments, with the offsetting collateral liability included in Borrowed money on the Balance Sheets. At September 30, 2010, the Company did not have securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2009, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $354.1 and is included in Securities pledged on the Condensed Balance Sheets.  The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $311.1 at December 31, 2009 and is included in Borrowed money on the Condensed Balance Sheets.  In addition to the repurchase obligation, the Company holds $28.9 in collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At September 30, 2010 and December 31, 2009, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at September 30, 2010.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At September 30, 2010 and December 31, 2009, the fair value of loaned securities was $95.2 and $163.7, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

Income Taxes

Estimated liabilities have been provided for uncertain tax benefits related to Internal Revenue Service (“IRS”) tax audits and state tax exams that have not been completed. The current payable of $21.8 may be paid in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $3.8 cannot be reliably estimated.

Recent Initiatives

On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the State of the Netherlands (the “Dutch State”) in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the full credit risk transfer to the Dutch State of 80% of ING’s Alt-A RMBS on March 31, 2009 (the “ING-Dutch State Transaction”). As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales or combinations thereof.

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

On November 10, 2010, ING announced that while the option of implementing the separation through one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.  As part of its preparation for a potential U.S.-focused IPO, management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year. The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.  Preparation for a potential U.S.-focused IPO will also require its management to prepare consolidated U.S. GAAP financial statements which would likely include the Company and other affiliates.  As part of this initiative, management will be assessing its U.S. GAAP accounting policies. Upon conclusion of assessment, management may make modifications to the existing accounting policies of the Company and its affiliates to ensure consistency across all affiliated entities included in the potential U.S.-focused IPO and taking into account the policies of industry peers.

The Company is also evaluating its assumptions and estimation techniques for determining estimated gross profits in its amortization of DAC and VOBA. As part of this evaluation, the Company is assessing whether to implement a reversion to the mean technique of estimating its short-term equity market return assumptions. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters.

In 2009, the Company took certain actions to reduce its exposure to interest rate and market risks.  These actions included revisions to variable annuity guaranteed benefits for new business, reducing the minimum guaranteed interest rate on new fixed indexed annuities business, changes to certain products, reassessment of the investment strategy, hedging certain funds which previously were not hedged, hedging certain guaranteed death benefits which were previously not hedged, hedging interest rate risk on new variable annuity business and hedging the majority of the Company’s foreign currency risk.  ING USA continues to monitor these initiatives and their financial impacts. In addition, during 2010, the Company approved a funding capital hedging program; to date, no hedging has commenced under this program due to current equity market levels.  Furthermore, the Company is reviewing its hedging strategies and is considering increasing its hedging of interest rates and changes in its other hedging strategies.

On April 9, 2009, ING USA’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions.  In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products to be sold by ING USA’s affiliate, ING Life Insurance and Annuity Company.  As part of this strategy, ING USA ceased new sales of variable annuity products in March of 2010. Some new amounts will continue to be deposited on ING USA variable annuities either as transfers related to applications that were in process prior to the product closures or as add-on premiums to existing contracts.

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

Recently Enacted Legislation

In March 2010, President Obama signed the Patient Protection and Affordable Care Act (“PPACA”) into law, as well as signed the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which amends certain aspects of the PPACA (collectively, the “Act”).  The Act will require employers to make certain conforming changes to retiree health benefits provided in order to comply with the new legislation.  Significant provisions of the Act include expanded benefit mandates, an excise tax on health insurance coverage exceeding a threshold amount, and a temporary reinsurance program for eligible employment-based plans.  The effect of the Act on the Company’s projected benefit obligation and cost depends on finalization of related regulatory requirements; however, the impact is not expected to be material.  The Company will continue to monitor and assess the effect of the Act as the regulatory requirements are finalized.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act is landmark legislation that represents the most profound restructuring of U.S. financial regulation since the New Deal. Precipitated by the financial crisis that began in 2007, the legislation includes 15 major parts with 14 stand-alone statutes and numerous amendments to the current array of banking, securities, derivatives, and consumer finance laws. U.S. financial regulators have commenced an intense period of rulemaking and studies mandated by the legislation that will continue over the next six to eighteen months. Until such rulemaking and studies are completed, the precise impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are major elements of the legislation that we have identified to date that are of particular significance to ING and/or its affiliates, including the Company, as described below.

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

The legislation creates a new framework for regulating derivatives, which may increase the costs of hedging generally. It includes requirements for centralized clearing of OTC derivatives (except those where one of the counterparties is a “non-financial end user” to be defined by regulation); and establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission (“CFTC”) over derivatives, and “swap dealers” and “major swap participants”, as to be defined by SEC and CFTC regulation, each of whom will be subject to as yet unspecified capital and margin requirements.

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

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation.  Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect.  Proposals to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders.  In addition to the assessments imposed on certain financial companies by the Dodd-Frank Act, it is possible that Congress may adopt a form of “financial crisis responsibility” fee or tax on banks and other financial firms to mitigate costs to taxpayers of various government programs established to address the financial crisis and offset costs of potential future crises.

The SEC is proposing to rescind Rule 12b-1 under the Investment Company Act of 1940 and to adopt a new Rule 12b-2.  If adopted, the proposal would impose new limitations on the levels of distribution-related charges that could be paid by mutual funds, including funds available under the Company’s variable annuity products.

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

PART II.   OTHER INFORMATION

Item 1.                         Legal Proceedings

ING USA Annuity and Life Insurance Company (“the Company”) is involved in threatened or pending lawsuits/arbitrations arising from the normal conduct of business.  Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages, and other types of relief.  Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals.  While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance, and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

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

Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition

On April 9, 2009, the Company’s ultimate parent, ING Groep N.V. (“ING”) announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In addition, ING’s issuance of EUR 10 billion Core Tier 1 securities to the Dutch State and the transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch

State in the first quarter of 2009 were subject to review by the European Commission (the “EC”), under its state aid rules.

On October 26, 2009, ING announced the key components of the final restructuring plan (the “Restructuring Plan”) ING submitted to the EC as part of the EC state aid review and approval process. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. This separation will be achieved by ING’s divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation, including one or more initial public offerings, sales or combinations thereof. In November 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders. ING also reached an agreement with the Dutch State to alter the repayment terms of the Core Tier 1 securities in order to facilitate early repayment and ING repurchased in December 2009 EUR 5 billion of the total EUR 10 billion issued to the Dutch State. On January 28, 2010, ING announced the filing of an appeal with the General Court of the European Union against specific elements of the EC’s decision regarding the Restructuring Plan. Despite the appeal, ING is committed to executing the formal separation of banking and insurance and the divestment of the latter.  On November 10, 2010, ING announced that while the option of implementing the separation through one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO. As part of its preparation for a potential U.S.-focused IPO, management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year. The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.  Preparation for a potential U.S.-focused IPO will also require its management to prepare consolidated U.S. GAAP financial statements which would likely include the Company and other affiliates.  As part of this initiative, management will be assessing its U.S. GAAP accounting policies. Upon conclusion of assessment, management may make modifications to the existing accounting policies of the Company and its affiliates to ensure consistency across all affiliated entities included in the potential U.S.-focused IPO and taking into account the policies of industry peers.

Various uncertainties and risks are associated with the implementation of various aspects of ING’s global business strategy, and with the implementation of the Restructuring Plan’s commitment to separate its insurance and banking businesses, any of which could have an adverse impact on the Company’s business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; policyholder retention; rating agency downgrades; unforeseen difficulties in transitioning or divesting non-core businesses and geographies; uncertainties regarding the structure, timing and composition of Restructuring Plan separation strategies; potential changes in accounting policies by ING and its affiliates as part of implementing the Restructuring Plan separation strategies; and potential implementation challenges or execution risks, and possible increased operating costs related to the Restructuring Plan separation strategies including development of corporate center and other functions previously provided by ING; potential rebranding initiatives; limitations on access to credit and potential increases in the cost of credit for the insurance businesses undergoing such separation from ING’s banking businesses.

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

Federal actions taken since 2008 to alleviate the financial crisis may not achieve their intended results. The new  federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity

In response to the financial crisis affecting the banking system and financial markets, the U.S. federal government passed new legislation in an effort to stabilize the financial markets, including the American Recovery and Reinvestment Act of 2009 and the Emergency Economic Stabilization Act of 2008. The Company cannot predict with any certainty the effect these actions or any other legislative initiatives will have on the financial markets or on the Company’s business, results of operations, financial condition, and liquidity. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates, which could materially affect the Company’s investments, results of operations and liquidity in ways that are not predictable. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect the Company’s results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, the Company may need to raise additional capital or consider other transactions to manage its capital position or liquidity.

Recently, significant shifts in regulatory supervision and enforcement policies by financial services industry regulators have resulted in more aggressive and intense scrutiny and the application and enforcement of more stringent standards.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), landmark legislation that is likely to effect the most profound restructuring of U.S. financial regulation since the New Deal. U.S. financial regulators have commenced an intense period of rulemaking and studies mandated by the legislation that will continue over the next six to eighteen months. Until such rulemaking and studies occur, the full impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are several aspects of the legislation that we have identified to date that are likely to be significant to ING and/or its affiliates, including the Company, as described below.

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council, an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of systemically significant financial services firms (a “Systemically Significant Company”), including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non U.S. companies. If ING or its U.S. operations were designated as systemically significant, then ING and its subsidiaries would be supervised by the Federal Reserve Board and subject to heightened prudential standards, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing and restrictions on proprietary trading. If ING or the Company were designated as a Systemically Significant Company, failure to meet the requisite measures of financial condition applicable to a Systemically Significant Company could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings. We cannot predict whether ING or the Company will be designated as a Systemically Significant Company.

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

Although the full impact of the Dodd-Frank Act cannot be determined until the various mandated studies are conducted and implementing regulations are enacted, many of the legislation’s requirements could have profound and/or adverse consequences for the financial services industry, including the Company. The Act could make it more expensive for the Company to conduct its business; require the Company to make changes to its business model or satisfy increased capital requirements; subject the Company to greater regulatory scrutiny; subject the Company to potential increases in whistleblower claims in light of the increased awards available to whistleblowers under the Act; and have a material effect on the Company’s results of operations or financial condition.

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

As of September 30, 2010, the Company’s valuation allowance was $133.6.  However, based on future facts, circumstances and FASB developments, the valuation allowance may not be sufficient.  Charges to increase the valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

The Company experienced ratings downgrades in 2009 and 2010 and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability, financial condition, and access to liquidity

Ratings are an important factor in establishing the competitive position of insurance companies as well as access to liquidity. On October 27, 2009, Moody’s downgraded the Company to “A2” from “A1” and assigned a developing outlook.  On June 11, 2010, A.M. Best affirmed the Company’s financial strength ratings of “A” and issuer credit ratings of “a+”.  The outlook was improved to “stable” from “negative”.  On September 16, 2010, Standard & Poor’s Ratings Services (“S&P”) lowered the counterparty credit and insurer financial strength ratings of the Company to “A” from “A+”.  On November 10, 2010, S&P placed the Company’s counterparty credit and insurer financial strength ratings on CreditWatch with negative implications.  On September 21, 2010, Fitch maintained the Company on a “Ratings Watch Negative” with a financial strength rating of “A-”.  The outlook remains “negative”.  See “Ratings” in Item 1. Business.

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

▪                  Decrease in deposits to existing annuity contracts, sales of new annuity contracts and GIC products and/or decrease in renewals of existing GIC business;

▪                  Ratings triggers under Collateral Support Annexes of derivatives contracts, which would require the Company to post additional collateral; and

▪                  Decrease in loans available from parent company and/or affiliates due to the parent’s and/or affiliates’ reduced access to the commercial paper market and/or letters of credit.

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

A loss of key product distribution relationships could materially affect sales

The Company distributes certain products under agreements with other members of the financial services industry that are not affiliated with the Company. An interruption in certain key relationships could materially affect the Company’s ability to market its products and could have a material adverse effect on its business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with the Company, including for such reasons as changes in the Company’s distribution strategy, adverse developments in the Company’s business, adverse rating agency actions or concerns about market-related risks. The Company is also at risk that key distribution partners may merge, change their business models in ways that affect how Company products are sold, or terminate their distribution contracts with the Company. Alternatively, the Company may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the distributors, which could reduce sales.

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company

Annuity products that the Company sells currently benefit from one or more forms of tax favored status under current federal tax law.  The Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 significantly lowered individual tax rates and reduced the benefits of deferral on the build-up of value of annuities.  Many of these provisions are scheduled to expire in 2010.  It is likely that looming federal deficits will spawn numerous revenue raising proposals, including those directed at the life insurance industry and its products.  Over the years, the life insurance industry has contended with proposals either to limit, or repeal, the continued tax deferral afforded to the “inside build-up” associated with life insurance and annuity products.  While countering any such revenue proposal is a top industry priority, if such a proposal should be made, the Company cannot predict its scope, effect or likelihood of outcome.

Additionally, the Company is subject to federal corporation income tax, and benefits from certain federal tax provisions, including but not limited to, dividends received deductions, various tax credits, and insurance reserve deductions.  Due in large part to the recent financial crisis, there is an increasing risk that changes to federal tax law could be enacted, and could result in materially higher corporate taxes than would be incurred under existing tax law and adversely impact profitability. Also, interpretation and enforcement of existing tax law could change and could be applied to the Company as part of an IRS examination and adversely impact the capital position of the Company.  Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders, including but not limited to, those mentioned above or imposing new costs.

Item 6.      Exhibits

See Exhibit Index on pages 117-118 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2010		ING USA Annuity and Life Insurance Company
(Date)		(Registrant)

	By: /s/	Ewout L. Steenbergen
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

4.2

Single Premium Deferred Modified Guaranteed Annuity Master Contract and Single Premium Deferred Modified guaranteed Annuity Certificate — Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 for Golden American Life Insurance Company, as filed with the SEC on September 13, 2000 (File No. 333-40596).

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