Form 10-K
period 2010-12-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2011-03-30
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number:     333-133154, 333-133076, 333-133153, 333-133155, 333-158928, 333-133152

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☒      No     ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes     ☐      No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes     ☒      No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.       Yes     ☒      No     ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes     ☐      No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of March 23, 2011, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Annual Report on Form 10-K

For the Year Ended December 31, 2010

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

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The "Business" section and other parts of this Annual Report on Form 10-K, including "Management's Narrative Analysis of  the Results of Operations and Financial Condition," contain statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of the Company, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Factors that could cause such differences include, but are not limited to, those discussed in "Item 1A. Risk Factors" and in the "Forward-Looking Information/Risk Factors" in Part II, Item 7. of this Form 10-K.

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales or a combination thereof. On November 10, 2010, ING announced that while the option of one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO. See the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein for a description of the key components of the ING restructuring plan.

Description of Business

The Company currently offers various insurance products, including immediate and deferred fixed annuities. The Company’s fixed annuity products are distributed by national and regional brokerages and securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and affiliated broker-dealers. The Company’s primary annuity customers are individual consumers. The Company ceased new sales of variable annuity products in March of 2010, as part of a global business strategy and risk reduction plan. Some new amounts will continue to be deposited on ING USA variable annuities as add-on premiums to existing contracts.

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

Products and Services

Products currently offered by the Company include immediate and deferred fixed annuities, designed to address customer needs for tax-advantaged savings, retirement needs, wealth-protection concerns, and GICs. As mentioned above, the Company ceased new sales of variable annuity products in March 2010.  However, because the existing contracts remain in effect, they are described below.

Fixed Annuities: The fixed annuities offered by the Company are general account products and include single premium immediate, multi-year guaranteed, annual reset, and fixed indexed (“FIA”) annuities.  Under fixed annuity contracts, the principal amount is guaranteed, and, for a specified time period, the Company credits interest to the contract owner accounts at a fixed interest rate, or, for an FIA, the greater of a fixed interest rate or a return based upon performance of the Standard & Poor’s (“S&P”) 500 index and participation rates set by the Company.  For accounting purposes, the equity return component of an FIA is considered an embedded derivative.  See further discussion under “Reserves” below.  The Company bears the investment risk on fixed annuities, because, while the Company credits contract owner accounts with a stated interest rate, the Company cannot be certain the investment income earned on the general account assets will exceed that rate.

S&P 500 call options are purchased and written to hedge equity risk associated with FIA contracts.  During the fourth quarter of 2007, the Company began using futures contracts to hedge certain FIA contracts.  The FIA hedging program is limited to currently accruing liabilities resulting from participation rates that have already been set, and measured using capital market valuation techniques.  Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged. The derivatives under the FIA hedging program do not qualify for hedge accounting under accounting principles generally accepted in the United States (“US GAAP”).

The Company’s major source of income from fixed annuities is the spread between the investment income earned on the underlying general account assets and the interest rate credited to contract owner accounts.

Guaranteed Investments Contracts and Funding Agreements: The Company is also a provider of GICs issued to the stable value market and other institutional customers.  The Company may issue GICs to one or more special purpose entities, which concurrently sell notes to institutional or retail investors in order to fund the purchase of GICs.  The Company profits from the sale of GICs by earning income in excess of the amount credited to the customer accounts, less the cost of administering the product.  The Company bears the investment risk because, while the Company credits customer accounts with an interest rate based on a predetermined index, plus a spread or a fixed rate, the Company cannot be certain the investment income earned on the general account investments, less expenses will exceed that rate.

Variable Annuities: While the Company ceased new sales of its variable annuity products in March 2010, its existing variable annuities are investment vehicles in which contract owner deposits are recorded and primarily maintained in separate accounts established by the Company and registered with the Securities and Exchange Commission (“SEC”) as a unit investment trust.  Unlike fixed annuities, variable annuity contract owners bear the risk of investment gains and losses associated with the selected investment allocation.  The Company, however, issued certain guaranteed death and living benefits (described below) under which it bears specific risks associated with these products.

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contract owners.  In general, investment income and investment gains and losses accrue directly to the separate accounts.  The assets of the separate account are legally segregated and are not subject to claims that arise out of any other business of the Company.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant under a contract, in shares of sub-accounts managed by affiliates of the Company or in other selected sub-accounts not managed by affiliates of the Company.  Variable annuity deposits are allocated to various subaccounts established within the separate account.  Each subaccount represents a different investment option into which the contract owner may allocate deposits.  The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contract owner, including the value allocated to any fixed account, less fees and expenses.  The Company offers investment options for its variable annuities covering a wide range of investment styles, including large, mid, and small cap equity funds, as well as fixed income alternatives.  Many of the variable annuity contracts issued by the Company are combination contracts, offering both variable and fixed options under which some or all of the deposits may be allocated by the contract owner to a fixed account.

The Company’s major source of income from variable annuities is the base contract mortality, expense, and guaranteed death and living benefit rider fees charged to the contract owner, less the costs of administering the product and providing for the guaranteed death and living benefits.

The Company’s existing variable annuities contain certain guaranteed death and living benefits made available to contract owners as described below:

Guaranteed Minimum Death Benefits (“GMDBs”):

▪                            Standard - Guarantees that, upon death, the death benefit will be no less than the premiums paid by the contract owner, adjusted for any contract withdrawals.

▪                            Ratchet - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary (or quarterly) value of the variable annuity, adjusted for contract withdrawals.

▪                            Combo (Max 7) - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup (Rollup guarantees that, upon death, the death benefit will be no less than the aggregate premiums paid by the contract owner accruing interest at the contractual rate per annum, adjusted for contract withdrawals, which may be subject to a maximum cap on the rolled up amount.)

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

At December 31, 2010 and 2009, the guaranteed value of these death benefits in excess of account values was estimated to be $7.9 billion and $10.3 billion, respectively, before reinsurance.  The decrease was primarily driven by the increase in account values due to favorable equity market performance in 2010.

As of December 31, 2010 and 2009, the guaranteed value of guaranteed minimum death benefits in excess of account values, net of reinsurance, was estimated to be $6.9 billion and $9.1 billion, respectively, all of which was projected to be covered by the Company’s variable annuity guarantee hedging program.  As of December 31, 2010 and 2009, the Company recorded a liability of $373.8 and $477.6, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values.  The liability decreased mainly due to the decrease in expected future claims and the increase to expected future fees attributable to the improvement in equity market performance in 2010 compared to 2009.

Guaranteed Living Benefits:

▪                            Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary.

▪                            Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees an annual withdrawal amount for life that is calculated as a percentage of the notional amount that equals premium at the time of contract issue and may increase over time based on a number of factors, including a rollup percentage (7%, 6%, 5%, or 0% depending on versions of the benefit) and ratchet frequency (primarily annual or quarterly depending on versions).  The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit.  A joint life-time withdrawal benefit option was available to include coverage for spouses.  Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions.  Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance.  Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

▪                            Guaranteed Minimum Accumulation Benefit (“GMAB”) - Guarantees that the account value will be at least 100% of the eligible premiums paid by the contract owner after 10 years, net of any contract withdrawals (GMAB 10).  In the past, the Company offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contract owners after 20 years (GMAB 20).

Prior to June 30, 2008, the Company utilized a variable annuity guarantee hedging program to mitigate risks associated with all living benefits.  Effective June 30, 2008, the Company reinsured most of its living benefit guarantee riders to an affiliated reinsurer to mitigate the risk produced by such benefits.  This reinsurance agreement covers all of the GMIBs, as well as the GMWBs with lifetime guarantees (“the “Reinsured living benefits”).  The GMABs and the GMWBs without lifetime guarantees (the “Non-reinsured living benefits”) are not covered by this reinsurance.  The Non-reinsured living benefits are still covered by the Company’s variable annuity guarantee hedging program.

For the Reinsured living benefits, as of December 31, 2010 and 2009, the guaranteed value of these benefits in excess of account values was estimated to be $7.7 billion and $8.8 billion, respectively, before reinsurance.

For the Non-reinsured living benefits, as of December 31, 2010 and 2009, the guaranteed value of these benefits in excess of account values was $52.4 and $104.9, respectively.  The Company recorded a liability representing the estimated net present value of its future obligations for these benefits of $77.0 and $73.9 as of December 31, 2010 and 2009, respectively.

Variable Annuity Guarantee Hedging Program:  In order to hedge equity risk associated with non-reinsured GMDBs and non-reinsured guaranteed living benefits, the Company enters into futures positions and total return swaps on various public market equity indices chosen to closely replicate contract owner variable fund returns.  The Company also hedges most of the foreign currency risk arising from its international fund exposure using forward contracts. The Company uses market consistent valuation techniques to establish its derivative positions and to rebalance the derivative positions in response to market fluctuations.  One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contract owner account value.  The Company also administers a hedging program that mitigates not only equity risk, but also the interest rate risk associated with its Principal Guard GMWB and GMAB products.  This hedge strategy primarily involves entering into interest rate swaps.

The Variable Annuity Funding Capital Hedging Program, which was approved during 2010, is an overlay to the Variable Annuity Guarantee Hedging Program that mitigates the impact of potential declines in equity markets and their impact on statutory capital. While there is currently no position active and to date no hedging has commenced due to equity market levels, the program’s hedge strategy primarily involves using equity futures contracts.  The derivatives under the variable annuity guarantee hedging programs do not qualify for hedge accounting under US GAAP.

In 2009, ING USA took certain actions to reduce its exposure to interest rate and market risks.  These actions included revisions to variable annuity guaranteed benefits for new business, reducing the minimum guaranteed interest rate on new fixed indexed annuities business, changes to certain products, reassessment of the investment strategy, hedging certain funds which previously were not hedged, hedging certain guaranteed death benefits which were previously not hedged, hedging interest rate risk on new variable annuity business and hedging the majority of the Company’s foreign currency risk.  ING USA continues to monitor these initiatives and their financial impacts, and will determine whether future actions are necessary.

Other risks posed by market conditions, such as the majority of the Company’s equity volatility and interest rate risk, and risks posed by contract owner experience, such as surrender and mortality experience deviations, are not explicitly mitigated by this program.  In addition, certain funds, where there is no replicating market index or where hedging is not appropriate, are excluded from the program.  The Company continues to review its hedging strategies, and may from time to time make revisions to the hedging program.

During December 2010, the Company entered into a series of interest rate swaps with external counterparties.  The Company also entered into a short-term mirror total return swap (“TRS”) transaction with ING Verzekeringen N.V. (“ING V”), its indirect parent company.  The outstanding market value of the TRS was $11.6 at December 31, 2010.  The TRS matured January 3, 2011.

For those risks addressed by the variable annuity guarantee hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contract owner variable fund growth.  Any differences between actual results and the market indices result in income volatility.

Other Insurance Products

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

Fees and Margins

Insurance and expense charges, investment management fees, service fees, and other fees earned by the Company vary by product and depend on, among other factors, the funding option selected by the customer under the product. For annuity products where assets are allocated to variable funding options through a separate account, the Company may charge the separate account asset-based insurance and expense fees.

In addition, where the customer selects a variable funding option, the Company may receive compensation from the fund’s adviser, administrator, or other affiliated entity, for the performance of certain administrative, recordkeeping or other services. This compensation, which may be deducted from fund assets, may include a share of the management fee, service fees, 12b-1 distribution fees or other revenues based on a percentage of average net assets held in the fund by the Company.  For funds managed by an affiliate, additional compensation may be received in the form of intercompany payments from the fund's investment advisor or the investment advisor's parent in order to allocate revenue and profits across the organization.

For fixed funding options, the Company earns a margin that is based on the difference between income earned on the investments supporting the liability and interest credited to customers.

The Company may also receive other fees or charges depending on the nature of the products.

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

The principal distribution channels of the Company’s fixed annuities include national and regional brokerages and securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and affiliated broker-dealers.  GICs are distributed primarily through direct sales by home office personnel or through specialty insurance brokers.

Indexed annuities are marketed primarily based on underlying guarantee features coupled with consumer-friendly product designs offering the potential for equity market upside.  The Company also offers fixed annuities offering a guaranteed interest rate or annuity payment suitable for clients seeking a stable return.

The Company ceased new sales of variable annuity products in March of 2010, as part of a global business strategy and risk reduction plan. Some new amounts will continue to be deposited on ING USA variable annuities as add-on premiums to existing contracts.

Assets Under Management

A substantial portion of the Company’s fees, or other charges and margins, are based on general and separate account assets under management (“AUM”). General account AUM represents assets in which the Company bears the investment risk, while separate account AUM represents assets in which the contract owners bear the investment risk.  AUM is principally affected by net deposits (i.e., annuity premiums and GIC deposits, less surrenders), investment performance (i.e., interest credited to contract owner accounts for fixed options or market performance for variable options), and contract owner retention.  The general and separate account AUM was as follows at December 31, 2010 and 2009.

	December 31,
	2010	2009
Variable annuities	$45,005.3	$43,615.2
Fixed annuities	19,414.2	18,634.5
GICs	2,546.7	3,546.8
Other insurance products	1,500.7	1,289.5
Total	$68,466.9	$67,086.0

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

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon.  Deferred annuity crediting rates and reserve interest rates vary by product and ranged from 0% to 7.8% for the years 2010, 2009, and 2008.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations.  Such assumptions generally vary by annuity plan type, year of issue, and policy duration.  For the years 2010, 2009, and 2008, immediate annuity reserve interest rates ranged from 0% to 8.0%.

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

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums.

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

As of December 31, 2010 and 2009, the Company’s life and annuity insurance reserves (general and separate account) and deposit-type funds were comprised of each type of the following products:

	2010		2009
	Reserves	% of Total	Reserves	% of Total
Variable annuity	$46,453.2	64.9%	$45,160.6	64.5%
Fixed annuity	21,029.6	29.4%	20,355.6	29.1%
GICs	2,087.1	2.9%	2,693.4	3.8%
Other insurance products	1,980.7	2.8%	1,831.2	2.6%
Total	$71,550.6	100.0%	$70,040.8	100.0%

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

The Company currently has a significant concentration of ceded reinsurance with its affiliate, Security Life of Denver Insurance Company (“SLD”).  At December 31, 2010, the Company has reinsurance primarily related to GICs, fixed annuities, and universal life policies with SLD.

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

In addition, the Company entered into a monthly renewable term (“MRT”) reinsurance agreement with Canada Life Assurance Company (“Canada Life”), an unaffiliated Canadian insurance company, effective June 30, 2009.  Under the terms of the agreement, the Company ceded 90% of its net retained in-force block of group term life business and any new group term life business reinsured from RLI, an affiliate, to Canada Life.  Effective October 1, 2010, the treaty was amended to discontinue ceding the group life waiver of premium business.

See “Liquidity and Capital Resources - Reinsurance Agreements” in Management’s Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item 7. contained herein for further discussion on the Company’s reinsurance arrangements.

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

The Company is subject to the insurance laws of the state in which it is organized and of the other jurisdictions in which it transacts business.  The primary regulator of the Company’s insurance operations is the Division of Insurance for the State of Iowa.  Among other matters, these agencies may regulate trade practices, agent licensing, policy forms, underwriting and claims practices, minimum interest rate to be credited to fixed annuity contract owner accounts, and the maximum interest rates that can be charged on policy loans.

The SEC, the Financial Industry Regulatory Authority, the self-regulatory organization which succeeded to the regulatory functions of the National Association of Securities Dealers and the New York Stock Exchange, and, to a lesser extent, the states, regulate sales and investment management activities and operations of the Company.  Generally, the Company’s variable annuity products and certain of its fixed annuities are registered as securities with the SEC.  Regulations of the SEC, Department of Labor, and Internal Revenue Service also impact certain of the Company’s annuity, life insurance, and other investment products.  These products may involve separate accounts and mutual funds registered under the Investment Company Act of 1940.

Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the Company’s business.  See Item 1A. Risk Factors - “The new federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry including the Company and/or materially affect the Company’s results of operations, financial condition, and liquidity.”

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

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state.  The Company has estimated this liability to be $15.8 and $10.4 as of December 31, 2010 and 2009, respectively. The Company has also recorded an asset of $3.2 and $3.4 as of December 31, 2010 and 2009, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to the Company’s businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

The Company had 875 employees as of December 31, 2010, primarily focused on managing new business processing, customer service, and product management for the Company and certain of its affiliates, as well as providing product development and distribution, actuarial, and finance services to the Company and certain of its affiliates. The Company also utilizes services provided by ING North America Insurance Corporation and other affiliates. These services include underwriting, risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, product distribution, marketing, customer service, product management, actuarial, and finance related services. The affiliated companies are reimbursed for the Company’s use of various services and facilities under a variety of intercompany agreements.

Item 1A.              Risk Factors

In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those which are described below.

While the global economy continues to recover from the financial crisis and subsequent recession, risks remain for the United States and other world economies.  The uncertainty concerning current global market conditions, and the impact it has on the U.S. economy, has affected and may continue to affect the Company’s results of operations.

The recovery in the global capital markets during 2010 was notable, as investors added to risky assets.  Returns across an array of asset classes reflected an increase in investor confidence in the sustainability of the economic recovery and the need for returns in excess of risk-free rates held down by coordinated government intervention.  The risks of a substantive relapse in the economy and risk assets seem to have abated, however significant uncertainty remains and must be carefully considered and managed.  Recent unrest in the Middle East and North Africa has renewed concern about the potential for economic contagion related to global geo-political risk.  The vulnerability of core and peripheral European economies to a long-term disruption in the flow of oil and natural gas to the region is a concern, particularly in light of the still unresolved, albeit improved, sovereign debt problems that weakened the capital markets during 2010.  Domestically, stubbornly high unemployment and the uneven recovery in the residential real estate market, despite the efforts of policymakers in Washington, are sources of concern.  To this point, accommodative monetary and fiscal policies have not pressured inflation materially higher in part because of the significant economic slack that remains particularly in the labor markets.  However, the potential for commodity and food prices to put upward pressure on inflation and interest rates is a very real concern.  These market conditions represent significant financial and capital markets risk and have the potential to negatively affect the strength and sustainability of the global economic recovery, as well as investors’ risk appetite across all asset classes.   The Company’s results of operations and investment portfolio are exposed to these risks and may be adversely affected as a result.

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates and minimum credited interest rate guarantees.  Changes in interest rates may be caused by either changes in the underlying risk-free rates or changes in the credit spreads required for various levels of risk within the market.  A rise in interest rates or widening of credit spreads will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a short period of time, certain contract owners may surrender their contracts, requiring the Company to liquidate assets in an unrealized loss position.  Due to the long-term nature of the liabilities associated with certain of the Company’s products, sustained declines in long term interest rates may subject the Company to reinvestment risks, increased hedging costs, and increased costs of guaranteed benefits.  As interest rates decline, borrowers may prepay or redeem mortgages and other investments with embedded call options.  This may force the Company to reinvest the proceeds at lower interest rates.  In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain liabilities, creating asset liability duration mismatches and possibly lower spread income due to minimum interest rate guarantees on certain liabilities.

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

In addition, certain of the Company’s products contain guaranteed benefits which increase the potential benefit exposure should equity markets decline. Due to overall declines in equity markets during 2008 and most of the first quarter of 2009, the liability for these guaranteed benefits increased and the Company’s statutory capital position decreased, with some improvement in both positions noted at the end of the first quarter of 2009 due to increases in the equity market. While the Company uses reinsurance in combination with derivative instruments to minimize the risk associated with these guaranteed benefits, further significant declines in the equity markets would increase the Company’s liability for the guaranteed benefits.  Furthermore, this liability could also increase in the event that reinsurers or derivative counterparties are unable or unwilling to pay, and are subject to the risk that other management procedures prove ineffective or that unanticipated policyholder behavior, combined with sustained adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Adverse financial market conditions, changes in rating agency standards and practices and/or actions taken by ratings agencies may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital.

Adverse capital market conditions may affect the availability and cost of borrowed funds, including commercial paper, thereby ultimately impacting profitability and the ability to support or grow the businesses.  Significant declines in the Company’s capital position in the future could impair the ability to support the business, to absorb continuing operating losses under customer contracts and to preserve overall competitiveness.  The Company has taken a number of steps to preserve capital and mitigate risk. These initiatives include entering into reinsurance arrangements, modifying product features, ceasing new sales of variable annuity products, adjusting hedging activities, mitigating risks in the Company’s investment portfolio, and reducing the expense base.  Taken as a whole, these actions may not be effective enough, especially if the global economy experiences further shocks. Even if effective, certain remedial measures may have other adverse consequences.  For example, adjusting the hedging program may better protect statutory surplus, but may also result in greater earnings volatility, additional costs or other charges or adversely affect the ability to compete.

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

On November 10, 2010, ING announced that while the option of implementing the separation through one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO. As part of its preparation for a potential U.S.-focused IPO, management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year. The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.  Preparation for a potential U.S.-focused IPO will also require its management to prepare consolidated US GAAP financial statements which would likely include the Company and other affiliates.  As part of this initiative, management will be assessing its US GAAP accounting policies, including consideration of a fair value accounting model for its GMWB with lifetime guarantees contracts. Upon conclusion of assessment, management may make modifications to the existing accounting policies of the Company and its affiliates.

On March 7, 2011, ING announced that it informed the Dutch State of its intention to exercise its option for early repurchase of EUR 2 billion of the Core Tier 1 securities at the next coupon reset date of May 13, 2011 for a total payment amount of EUR 3 billion, which includes a 50% repurchase premium in accordance with the original terms of the Core Tier 1 securities agreed upon with the Dutch State. The final decision on repurchase of EUR 2 billion of the Core Tier 1 securities will be made prior to May 13, 2011 and will be conditioned upon there having been no material change regarding ING’s capital requirement and/or ING’s outlook on external market circumstances.

Various uncertainties and risks are associated with the implementation of various aspects of ING's global business strategy, and with the implementation of the Restructuring Plan's commitment to separate its insurance and banking businesses, any of which could have an adverse impact on the Company’s business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers, and on policyholder retention; rating agency downgrades; unforeseen difficulties in transitioning or divesting non-core businesses and geographies; uncertainties regarding the structure, timing and composition of Restructuring Plan separation strategies; potential changes in accounting policies by ING and its affiliates as part of implementing the Restructuring Plan separation strategies; and potential implementation challenges or execution risks, and possible increased operating costs related to the Restructuring Plan separation strategies including development of corporate center and other functions previously provided by ING; potential rebranding initiatives; limitations on access to credit and potential increases in the cost of credit for the insurance businesses undergoing such separation from ING’s banking businesses.

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

The amount of statutory capital that the Company holds can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control and influences its financial strength and credit ratings.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors – the amount of statutory income or losses generated by the Company (which itself is sensitive to equity market and credit market conditions), the amount of additional capital the Company must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting, changes in interest rates, as well as changes to the NAIC RBC formulas. Many of these factors are outside of the Company’s control.  The Company’s financial strength and credit ratings are significantly influenced by its statutory surplus amounts and RBC ratios.  In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital the Company should hold relative to the rating agencies expectations.  In addition, in extreme scenarios of equity market declines or sustained periods of low interest rates, the amount of additional statutory reserves that the Company is required to hold for variable annuity guarantees increases at a greater than linear rate.  This reduces the statutory surplus available for use in calculating the Company’s RBC ratios.  To the extent that the Company’s RBC ratios are deemed to be insufficient, the Company may seek to take actions to either increase the capitalization of the Company or reduce the capitalization requirements.  If the Company were unable to accomplish such actions, the rating agencies may view this as a reason for ratings downgrades.

The Company experienced ratings downgrades in 2009 and 2010 and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability, financial condition, and access to liquidity.

Ratings are an important factor in establishing the competitive position of insurance companies as well as access to liquidity. On December 13, 2010, Moody’s affirmed the “A2” insurance financial strength rating of the Company and changed the outlook to negative from developing. On October 27, 2009, Moody’s downgraded the Company to “A2” from “A1” and assigned a developing outlook.  On June 11, 2010, A.M. Best affirmed the Company’s financial strength ratings of “A” and issuer credit ratings of “a+”.  The outlook was improved to “stable” from “negative”.  On December 7, 2010, Standard & Poor's Ratings Services (“S&P”) affirmed the counterparty credit and insurer financial strength ratings of the Company at “A” and at the same time removed the ratings from CreditWatch with negative implications and assigned, instead, a negative outlook.  On November 10, 2010, S&P placed the Company’s counterparty credit and insurer financial strength ratings on CreditWatch with negative implications.  On September 16, 2010, S&P lowered the counterparty credit and insurer financial strength ratings of the Company to “A” from “A+”.  On September 21, 2010, Fitch maintained the Company on a “Ratings Watch Negative” with a financial strength rating of “A-”.  The outlook remains “negative”.  See “Ratings” in Part II, Item 7. Management’s Narrative Analysis of the Results of Operations and Financial Condition.

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

▪                           Decrease in deposits to existing annuity contracts, sales of new annuity contracts and GIC products and/or decrease in renewal of existing GIC business;

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

In response to weakened global markets, rating agencies have been continuously reevaluating their ratings of banks and insurance companies around the world.  Over the past several quarters, the rating agencies have maintained a negative outlook of the financial services industry, while reviewing the individual ratings of specific entities.  The downgrades of the Company by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of the Company’s financial strength.  As rating agencies continue to evaluate the financial services industry, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating organization models for maintenance of certain ratings levels. It is possible that the outcome of such reviews of the Company will have additional adverse ratings consequences, which could have a material adverse effect on results of operations and financial condition.

The new federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity.

In response to the financial crisis affecting the banking system and financial markets, the U.S. Congress, the Federal Reserve, the U.S. Treasury and other agencies of the U.S. federal government took a number of actions intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions, to prevent or contain the spread of the financial crisis and to spur economic growth. Most of these programs have largely run their course or been discontinued. However, U.S. and overseas regulatory authorities are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision.

Recently, significant shifts in regulatory supervision and enforcement policies by financial services industry regulators have resulted in more aggressive and intense scrutiny and the application and enforcement of more stringent standards.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), landmark legislation that is likely to effect the most profound restructuring of U.S. financial regulation since the New Deal. U.S. financial regulators have commenced an intense period of studies and rulemaking mandated by the legislation that will continue for a period of time. Until such rulemaking and studies occur, the full impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are several aspects of the legislation that we have identified to date that are likely to be significant to ING and/or its affiliates, including the Company, as described below.

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

Although existing state insurance regulators will remain the primary regulators of the Company and its U.S. insurance affiliates, the legislation also creates a Federal Insurance Office to be housed within the Treasury Department, which will be charged with monitoring the insurance industry, including gathering information to identify issues or gaps in the regulation of insurers that could contribute to systemic crisis in the insurance industry or U.S. financial system; preparing annual reports to Congress on the insurance industry; conducting studies on modernization of U.S. insurance regulation and the global reinsurance market, which may include legislative, administrative or regulatory recommendations; and entering into agreements with foreign governments relating to the recognition of prudential measures with respect to insurance and reinsurance (“International Agreements”), including certain limited authority to preempt U.S. state law in relation to such International Agreements.  We cannot predict whether resulting recommendations, if any, will affect our business or financial condition.

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

Other provisions of the Dodd-Frank Act that may impact the Company or its affiliates include discretionary authority for the SEC to impose a harmonized standard of care for investment advisers and broker-dealers who provide personalized advice about securities to retail customers; additional regulation of compensation in the financial services industry; and enhancements to corporate governance.

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

In addition, the Company is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the National Association of Insurance Commissioners, the SEC, FINRA, Financial Accounting Standards Board, and state attorneys general. In light of the financial crisis, some of these authorities are considering, or may in the future consider, enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. For example, the G20 and the Financial Stability Board have issued a series of papers intended to produce significant changes in how financial companies, and in particular large and complex global financial companies, such as ING, should be regulated. Such papers and proposals address financial group supervision, capital and solvency measures, corporate governance and systemic financial risk, among other things. Government in jurisdictions in which ING does business are considering, or may in the future consider, introducing legislation or regulations to implement certain recommendations of the G20 and Financial Stability Board. All of these possibilities, if they occurred, could affect the way the Company conducts its business and manages capital, and may require the Company to satisfy increased capital requirements, any of which in turn could materially affect the Company’s results of operations, financial condition and liquidity.

The valuation of many of the Company’s financial instruments includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition.

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

During periods of market disruption such as the Company has experienced, including periods of rapidly changing credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of the Company’s securities, such as subprime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable.  There may be certain asset classes that were in active markets with significant observable data that could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment.  As such, valuations may include inputs and assumptions that are less observable or require greater estimation thereby resulting in values which may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements and the period-to-period changes in value could vary significantly.  Decreases in value could have a material adverse effect on our results of operations and financial condition.  As of December 31, 2010, 7.6%, 88.3%, and 4.1% of the Company’s available-for-sale securities were considered to be Level 1, 2, and 3, respectively.

The determination of the amount of impairments taken on the Company’s investments is subjective and could materially impact results of operations.

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

Changes in underwriting and actual experience could materially affect profitability.

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

As of December 31, 2010, the Company’s valuation allowance was $199.6.  However, based on future facts, circumstances and FASB developments, the valuation allowance may not be sufficient.  Charges to increase the valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance.

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

Offshore reinsurance subjects the Company to the risk that the reinsurer is unable to provide acceptable credit for reinsurance.

The Company’s statutory basis credit for reinsurance taken under affiliated offshore reinsurance agreements is, under certain conditions, dependent upon the offshore reinsurer’s ability to obtain and provide letters of credit from lending banks. In addition, when available, the cost of letters of credit continues to be very expensive in the current economic environment. Because of this, the Company’s affiliated offshore reinsurer has established and will continue to pursue alternative sources for reinsurance collateral. If these steps are unsuccessful, the Company might not be able to obtain full reserve credit.  Loss of reserve credit would result in a decrease in the level of capital of the Company.

The Company’s risk management program attempts to balance a number of important factors including regulatory capital, risk based capital, liquidity, earnings, and other factors.  Certain actions taken as part of our risk management strategy could result in materially lower or more volatile US GAAP earnings in periods of changes in equity markets.

Certain products issued by the Company, especially variable annuities, provide guaranteed benefits such as the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum income benefit (“GMIB”).  Although the Company has certain of its guaranteed benefits reinsured or covered under its variable annuity guarantee hedging program, for those guarantees not covered by these programs, the Company is exposed to the risk of increased costs and/or liabilities for benefits guaranteed in excess of account values when equity markets decline. The Company’s risk management program is constantly re-evaluated to respond to changing market conditions and achieve the optimal balance and trade-offs among several important factors including regulatory capital, risk based capital, earnings, and other factors.  Certain of these strategies could focus the Company’s emphasis on the protection of regulatory capital, risk based capital, liquidity, earnings, and other factors and less on the earnings impact of guarantees, resulting in materially lower or more volatile US GAAP earnings in periods of changing equity market levels. While the Company believes that its risk management program is effective in balancing numerous critical metrics, we are subject to the risk that its strategies and other management procedures prove ineffective or that unexpected policyholder behavior, combined with unfavorable market events, produces losses beyond the scope of the risk management strategies employed, which may have a material adverse effect on our results of operations, financial condition and cash flows.

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

Changes in reserve estimates may reduce profitability.

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

A loss of or significant change in key product distribution relationships could materially affect sales.

The Company distributes certain products under agreements with affiliated distributors and other members of the financial services industry that are not affiliated with the Company. An interruption or significant change in certain key relationships could materially affect the Company’s ability to market its products and could have a material adverse effect on its business, operating results and financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with the Company, including for such reasons as changes in the Company’s distribution strategy, adverse developments in the Company’s business, adverse rating agency actions or concerns about market-related risks.  Alternatively, the Company may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the distributors, which could reduce sales.

The Company is also at risk that key distribution partners may merge or change their business models in ways that affect how Company products are sold, either in response to changing business priorities or as a result of shifts in regulatory supervision and enforcement policies and/or potential changes in state and federal laws and regulations regarding standards of conduct applicable to distributors when providing investment advice to retail and other customers.

Competition could negatively affect the ability to maintain or increase profitability.

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

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contract owners and increasing tax costs of contract owners or the Company.

Annuity products that the Company sells currently benefit from one or more forms of tax favored status under current federal tax law.  The Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 significantly lowered individual tax rates and reduced the benefits of deferral on the build-up of value of annuities.  The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 included provisions that; i) extended the lowered individual income tax rates and the reduced rate of tax on dividends and long-term capital gains for two years and ii) provided a 35% maximum estate and gift tax rate, subject to a $5 million exclusion amount.  Despite these extensions, it still is likely that looming federal deficits will spawn numerous revenue raising proposals, including those directed at the life insurance industry and its products.  Over the years, the life insurance industry has contended with proposals either to limit, or repeal, the continued tax deferral afforded to the “inside build-up” associated with life insurance and annuity products.  While countering any such revenue proposal is a top industry priority, if such a proposal should be made, the Company cannot predict its scope, effect or likelihood of outcome.

Additionally, the Company is subject to federal corporation income tax, and benefits from certain federal tax provisions, including but not limited to, dividends received deductions, various tax credits, and insurance reserve deductions.  Due in large part to the financial crisis, there continues to be an increased risk that changes to federal tax law could be enacted, and could result in materially higher corporate taxes than would be incurred under existing tax law and adversely impact profitability. Also, interpretation and enforcement of existing tax law could change and could be applied to the Company as part of an IRS examination and adversely impact the capital position of the Company.  Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders, including but not limited to, those mentioned above or imposing new costs.

The Company may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

Governmental scrutiny from within the U.S. and abroad, including from the Dutch State with respect to matters relating to compensation and other business practices in the financial services industry, has increased dramatically in the past several years and has resulted in more aggressive and intense regulatory supervision and the application and enforcement of more stringent standards.  The financial crisis and the current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or elected officials. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, could result in some type of inquiry or investigation by regulators, legislators and/or law enforcement officials or in lawsuits. Responding to these inquiries, investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of ING and/or Company senior management from its business. Future legislation or regulation or governmental views on compensation may result in ING and/or the Company altering compensation practices in ways that could adversely affect the ability to attract and retain talented employees. Adverse publicity, governmental scrutiny, pending or future investigations by regulators or law enforcement agencies and/or legal proceedings involving ING, its affiliates or the Company can also have a negative impact on the reputation of ING and/or the Company, on the Company brand and on the morale and performance of employees, and on business retention and new sales which could adversely affect the Company's businesses and results of operations.

A loss of key employees could increase the Company’s operational risks and could adversely affect the effectiveness of internal controls.

The Company relies upon the knowledge and experience of employees involved in functions that require technical expertise in order to provide for sound operational controls for the overall enterprise, including the accurate and timely preparation of required regulatory filings and US GAAP and statutory financial statements and operation of internal controls.  A loss of such employees could adversely impact the Company’s ability to execute key operational functions and could adversely affect the Company’s operational controls, including internal controls over financial reporting.

Litigation may adversely affect profitability and financial condition.

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

The Company’s businesses are heavily regulated, and changes in regulation in the United States and regulatory investigations may reduce profitability.

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States.  The primary purpose of state regulation is to protect contract owners, and not necessarily to protect creditors and investors.  State insurance and securities regulators, state attorneys general, the NAIC, the SEC, FINRA, the DOL and the IRS continually reexamine existing laws and regulations and may impose changes in the future.  In addition, evolving judicial interpretations of existing statutes could impact the Company’s operations. One such example is the Obama Administration’s recent announcement concerning the Defense of Marriage Act (“DOMA”). Should DOMA be declared unconstitutional, statutes that provide benefits to spouses could be extended in instances involving legal unions of same sex spouses. The impact of such an extension on insurers’ assumptions as to pricing and reserve estimates is uncertain and the Company cannot predict how it would affect its business or financial condition. The impact of regulatory initiatives in response to the recent financial crisis, including the Dodd-Frank Act could subject the Company to substantial additional regulation. Changes in legislation, regulation and administrative policies, or new interpretations of existing laws or regulations, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase the Company’s direct and indirect compliance and other costs of doing business, reduce new product sales, or result in higher taxes affecting the Company, thus reducing the Company’s profitability.

The insurance industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries.  These may include a focus on areas such as:

▪                             Inappropriate trading of fund shares;

▪                             Revenue sharing and directed brokerage;

▪                             Sales and marketing practices (including sales to seniors);

▪                             Suitability;

▪                             Arrangements with service providers;

▪                             Pricing;

▪                             Product cost and fees;

▪                             Compensation and sales incentives;

▪                             Potential conflicts of interest;

▪                             Specific product types (including group annuities and indexed annuities);

▪                             Adequacy of disclosure;

▪                             Retained asset accounts;

▪                             Unclaimed property policies and processes; and

▪                             “Pay to Play” regulations.

In some cases, this regulatory scrutiny has led to legislation and regulation and proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, settlements, and litigation.  At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it.  The Company cannot guarantee, however, that new laws, regulations, and other regulatory actions aimed at the business practices under scrutiny would not adversely affect its business.  The adoption of new laws and regulations, enforcement actions, or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products, result in negative coverage of the industry by the media, cause significant harm to the Company’s reputation, and adversely impact profitability.

The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability.

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

Requirements to post collateral or make payments due to declines in market value on assets posted as collateral may adversely affect liquidity.

The amount of collateral the Company may be required to post under short-term financing agreements may increase under certain circumstances. Pursuant to the terms of some transactions, the Company could be required to make payment to its counterparties related to a decline in the market value of the specified assets. Such requirements could have an adverse effect on liquidity.

Defaults or delinquencies in the commercial mortgage loan portfolio may adversely affect the Company’s profitability.

The Company’s commercial mortgage loans face both default and delinquency risk.  We establish valuation allowances for estimated impairments at the balance sheet date. These valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. We also establish valuation allowances for loan losses, when based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook as well as other relevant factors. At December 31, 2010, there were no mortgage loans that were delinquent or in the process of foreclosure.  The performance of our mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency and default rate of our commercial mortgage loan portfolio could adversely impact the Company’s financial strength and profitability.

The occurrence of unidentified or unanticipated risks within the Company’s risk management programs could negatively affect the Company’s business or result in losses.

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

Past or future misconduct by the Company’s employees or employees of its vendors could result in violations of law by the Company, regulatory sanctions and/or serious reputational or financial harm and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Although the Company employs controls and procedures designed to monitor associates’ business decisions and prevent the Company from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures.  The compensation policies and practices applicable to ING Insurance US, including the Company are reviewed by ING as part of its overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If associates of the Company take excessive or inappropriate risks, those risks could harm the Company’s reputation and have a material adverse effect on its results of operations or financial condition.

The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition.

The Company is exposed to various risks arising from natural disasters, including hurricanes, climate change, floods, earthquakes, tornadoes, and pandemic disease, as well as man-made disasters, including acts of terrorism and military actions, which may adversely affect assets under management, results of operations and financial condition, as follows:

▪	Losses in the Company’s investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform.
▪	Changes in the rate of mortality, lapses and surrenders of existing policies/contracts, as well as sales of new policies/contracts.
▪	Reduced collectability of reinsurance.
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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

The Company’s principal office is located at 1475 Dunwoody Drive, West Chester, Pennsylvania, 19380-1478. The Company’s annuity operations and customer service center are located at 909 Locust Street, Des Moines, Iowa 50309, and the guaranteed investment contract business activities are located at 1290 Broadway, Denver, Colorado 80203-2122. All Company office space is leased or subleased by the Company or its other affiliates. Effective September 30, 2010, ING USA became the sole owner of the office building and improvements located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390.

The Company pays substantially all expenses associated with its leased and subleased office properties. Affiliates within ING’s U.S. operations provide the Company with various management, finance, investment management, and other administrative services, primarily from facilities located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390. The affiliated companies are reimbursed for the Company’s use of these services and facilities under a variety of intercompany agreements.

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

The Company’s ability to pay dividends to its Parent is subject to the prior approval of the Iowa Division of Insurance for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of the Company’s earned statutory surplus at the prior year end or (2) the Company’s prior year statutory net gain from operations.

During the years ended December 31, 2010 and 2009, the Company did not pay any dividends or return of capital distributions to its Parent. During 2008, the Company paid its Parent a cash return of capital distribution in the amount of $900.0.

During the year ended December 31, 2010, the Company received $749.0 in capital contributions from its Parent.  On November 12, 2008, ING issued to The State of the Netherlands (the “Dutch State”) non-voting Tier 1 securities for a total consideration of EUR 10 billion.  On February 24, 2009, $2.2 billion was contributed to the direct and indirect insurance company subsidiaries of ING AIH, of which $835.0 was contributed to the Company.  The contribution was comprised of the proceeds from the investment by the Dutch State and the redistribution of currently existing capital within ING.  During 2008, the Company received a $1.1 billion capital contribution from its Parent.

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

	2010	2009	2008
OPERATING RESULTS
Net investment income	$1,356.4	$1,412.4	$1,438.0
Fee income	1,091.3	943.2	1,152.4
Premiums	280.6	786.1	19.1
Net realized capital losses	(805.7)	(2,497.1)	(1,481.7)
Total revenue	1,922.6	645.5	1,128.0
Interest credited and other benefits to contractowners	985.0	682.4	1,716.0
Amortization of deferred policy acquisition costs and value of business acquired	411.6	(362.2)	680.5
Net income (loss)	81.3	3.2	(1,381.2)

FINANCIAL POSITION
Total investments	$27,654.8	$25,591.6	$23,267.1
Assets held in separate accounts	44,413.3	42,996.1	34,090.8
Total assets	81,049.8	78,846.9	69,817.5
Future policy benefits and claims reserves	27,137.3	27,044.7	32,570.7
Notes to affiliates	435.0	435.0	435.0
Liabilities related to separate accounts	44,413.3	42,996.1	34,090.8
Total shareholder’s equity	4,235.2	2,740.1	767.5

ASSETS UNDER MANAGEMENT
Variable annuities	$45,005.3	$43,615.2	$35,112.3
Fixed annuities	19,414.2	18,634.5	17,284.2
Guaranteed investment contracts and funding agreements	2,546.7	3,546.8	6,233.2
Other insurance products	1,500.7	1,289.5	1,255.1
Total assets under management	$68,466.9	$67,086.0	$59,884.8

Item 7.        Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of the Company for each of the three years ended 2010, 2009, and 2008, and financial condition as of December 31, 2010 and 2009.  This item should be read in its entirety and in conjunction with the selected financial data, financial statements and related notes, which can be found under Part II, Item 6. and Item 8. contained herein.

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

1.

While the global economy continues to recover from the financial crisis and subsequent recession, risks remain for the United States and other world economies. The uncertainty concerning current global market conditions, and the impact it has on the U.S. economy, has affected and may continue to affect the Company’s results of operations.

2.

Adverse financial market conditions, changes in rating agency standards and practices and/or actions taken by ratings agencies may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital.

3.	Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission (“EC”) in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition.

4.

The amount of statutory capital that the Company holds can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control and influences its financial strength and credit ratings.

5.

The Company experienced ratings downgrades in 2009 and 2010 and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability, financial condition, and access to liquidity.

6.

The new federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity.

7.

The valuation of many of the Company’s financial instruments includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition.

8.	The determination of the amount of impairments taken on the Company’s investments is subjective and could materially impact results of operations.
9.

If assumptions used in estimating future gross profits differ from actual experience or if an estimation technique used to estimate future gross profits is modified, the Company may be required to accelerate the amortization of Deferred Acquisition Costs (“DAC”), which could have a material adverse effect on results of operations and financial condition.

10.	Changes in underwriting and actual experience could materially affect profitability.
11.

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

12.	Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance.
13.	Offshore reinsurance subjects the Company to the risk that the reinsurer is unable to provide acceptable credit for reinsurance.
14.

The Company’s risk management program attempts to balance a number of important factors including regulatory capital, risk based capital, liquidity, earnings, and other factors. Certain actions taken as part of our risk management strategy could result in materially lower or more volatile US GAAP earnings in periods of changes in equity markets.

15.	The inability of counterparties to meet their financial obligations could have an adverse effect on the Company’s results of operations.
16.	Changes in reserve estimates may reduce profitability.
17.	A loss of or significant change in key product distribution relationships could materially affect sales.

18.	Competition could negatively affect the ability to maintain or increase profitability.
19.

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contract owners and increasing tax costs of contract owners or the Company.

20.	The Company may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.
21.	A loss of key employees could increase the Company’s operational risks and could adversely affect the effectiveness of internal controls.
22.	Litigation may adversely affect profitability and financial condition.
23.	The Company’s businesses are heavily regulated, and changes in regulation in the United States and regulatory investigations may reduce profitability.
24.	The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability.
25.

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

26.	Requirements to post collateral or make payments due to declines in market value on assets posted as collateral may adversely affect liquidity.
27.	Defaults or delinquencies in the commercial mortgage loan portfolio may adversely affect the Company’s profitability.
28.	The occurrence of unidentified or unanticipated risks within the Company’s risk management programs could negatively affect the Company’s business or result in losses.
29.	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition.

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

ING USA is a direct, wholly-owned subsidiary of Lion, which is an indirect, wholly-owned subsidiary of ING.  ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

As part of a restructuring plan approved by the EC, ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales, or a combination thereof.  On November 10, 2010, ING announced that while the option of one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.

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

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Deferred annuity crediting rates and reserve interest rates vary by product and ranged from 0% to 7.8% for the years 2010, 2009, and 2008.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations.  Such assumptions generally vary by annuity plan type, year of issue, and policy duration.  For the years 2010, 2009, and 2008, immediate annuity reserve interest rates ranged from 0% to 8.0%.

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

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums.

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

The Company calculates a benefit ratio for each block of business that meets the requirements for additional reserves as outlined in ASC Topic 944, and calculates an additional reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period.  The additional reserve is accumulated at interest rates using rates consistent with the deferred policy acquisition costs model for the period.  The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.  The Company is considering adopting a fair value accounting model for its GMWB with living benefits contracts.

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

US GAAP requires the evaluation and testing of the recoverability of our deferred tax assets.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences; projections of future taxable income; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused. In management’s judgment, with the exception of valuation allowances of $187.5 established for realized and unrealized capital losses and $12.1 established for foreign tax credits, the net deferred tax assets will more likely than not be realized.

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

The following valuation methods and assumptions were used by the Company in estimating reported values for the investments and derivatives described below:

Fixed maturities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets. Assets in this category would primarily include certain U.S. Treasury securities. The fair values for marketable bonds without an active market, excluding subprime residential mortgage-backed securities, are obtained through several commercial pricing services, which provide the estimated fair values and are classified as Level 2 assets. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. This category includes US and foreign corporate bonds, Asset-backed Securities (“ABS”), US agency and government guaranteed securities, Commercial Mortgage-backed Securities (“CMBS”), and Residential Mortgage-backed Securities (“RMBS”), including CMO-Bs.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  At December 31, 2010, $235.3, and $17.3 billion of a total of $22.0 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process.  The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model.

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

Derivatives: The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities.  Derivatives are carried at fair value (on the Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Interbank Offered Rates (“LIBOR”), or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure.  It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better.  The Company’s own credit risk is also considered and incorporated in the Company’s valuation process.  Valuations for the Company’s futures contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1.  The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3.  However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.  The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees.  As of December 31, 2010, the credit spreads of ING and the Company decreased by approximately 150 basis points from December 31, 2009, which resulted in changes in the valuation of the reserves for all investment contract guarantees.

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

The following investments are reported at values other than fair value on the Balance Sheets and are therefore not categorized in the fair value hierarchy:

Mortgage loans on real estate: Mortgage loans on real estate are reported at amortized cost, less impairment write-downs and allowance for losses.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses).

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

Valuation and Amortization of DAC and VOBA

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

Internal Replacements

Contract owners may periodically exchange one contract for another, or make modifications to an existing contract.  These transactions are identified as internal replacements and are accounted for in accordance with current US GAAP guidance for DAC related to modifications or exchanges of insurance contracts.

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

The Company periodically evaluates its assumptions and estimation techniques for determining estimated gross profits in its amortization of DAC and VOBA. As part of this evaluation, the Company will implement in the first quarter of 2011 a reversion to the mean technique of estimating its short-term equity market return assumptions. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters.

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

On April 9, 2009, ING USA’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions.  In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products to be sold by ING USA’s affiliate, ING Life Insurance and Annuity Company.  As part of this strategy, ING USA ceased new sales of variable annuity products in March of 2010. Some new amounts will continue to be deposited on ING USA variable annuities as add-on premiums to existing contracts.

As part of a restructuring plan approved by the EC, ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales or a combination thereof. On November 10, 2010, ING announced that while the option of one global IPO remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO. See the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein for a description of the key components of the ING restructuring plan.

On November 10, 2010, ING also announced that management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year.  The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.

The Company derives its revenue mainly from (a) fee income generated on variable assets under management (“AUM”), (b) investment income earned on fixed AUM, and (c) certain other management fees.  Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners.  Investment income from fixed AUM is mainly generated from annuity products with fixed investment options and GIC deposits.  The Company’s expenses primarily consist of (a) interest credited and other benefits to contract owners, (b) amortization of DAC and VOBA, (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses.

Economic Analysis

The U.S. economic environment has shown some improvement from the extreme volatility and disruption experienced throughout 2009, after substantial government intervention.  Recent macroeconomic data suggest that the U.S. economy is recovering.  In the final quarter of 2010, economic growth accelerated due to improvements in net exports, consumer spending, and residential housing, but imports declined.  Global industrial production and global trade are expanding but at a less rapid pace than at the beginning of the recovery from the recent financial crisis.  Underlying core inflation is trending down.  Nevertheless, the pace of expansion is constrained by high unemployment, modest income growth, lower housing wealth, and tight credit.  The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies.  The Federal Open Market Committee is committed to keeping the federal funds target rate low for an extended period until economic growth proves to be sustainable.

Significant downside risks still remain for the United States and other advanced and emerging economies, such as certain sovereign credit risks and spike in oil prices due to upheaval in the Middle East.  These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance industry.

Short-term LIBOR and U.S. Treasury rates continued to show signs of recovery during 2010.  Long-term U.S. Treasury rates decreased in 2010 from year end 2009, which had a positive effect on the fixed maturities portfolio and resulted in unrealized and realized capital gains.  The decline in U.S. Treasury rates is mainly due to anticipation in the market that the Federal Reserve will maintain its existing policy of reinvesting principal payments from its securities holdings and that it will complete the planned $600 billion purchase of longer-term Treasury securities by the end of the second quarter of 2011.

Year ended December 31, 2010 compared to year ended December 31, 2009

The Company’s results of operations for the year ended December 31, 2010, and changes therein, is primarily impacted by lower Net realized capital losses and higher fee income partially offset by higher Interest credited and other benefits to contract owners, lower Premiums, an increase in Net amortization of DAC and VOBA, lower Net investment income, higher operating expenses and a lower Income tax benefit.

	Years Ended December 31,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,356.4	$1,412.4	$(56.0)	(4.0)%
Fee income	1,091.3	943.2	148.1	15.7%
Premiums	280.6	786.1	(505.5)	(64.3)%
Net realized capital losses:
Total other-than-temporary impairment losses	(300.1)	(538.9)	238.8	44.3%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	105.7	49.3	56.4	114.4%
Net other-than-temporary impairments recognized in earnings	(194.4)	(489.6)	295.2	60.3%
Other net realized capital losses	(611.3)	(2,007.5)	1,396.2	69.5%
Total net realized capital losses	(805.7)	(2,497.1)	1,691.4	67.7%
Other income	-	0.9	(0.9)	(100.0)%
Total revenue	1,922.6	645.5	1,277.1	197.8%
Benefits and expenses:
Interest credited and other benefits to contract owners	985.0	682.4	302.6	44.3%
Operating expenses	428.4	386.1	42.3	11.0%
Net amortization of deferred policy acquisition costs and value of business acquired	411.6	(362.2)	773.8	213.6%
Interest expense	32.1	32.9	(0.8)	(2.4)%
Other expense	39.3	39.6	(0.3)	(0.8)%
Total benefits and expenses	1,896.4	778.8	1,117.6	143.5%
Income (loss) before income taxes	26.2	(133.3)	159.5	119.7%
Income tax benefit	(55.1)	(136.5)	81.4	59.6%
Net income	$81.3	$3.2	$78.1	NM
Effective tax rate	(210.3)%	102.4%
NM - Not meaningful.

Revenues

Total revenue increased for the year ended December 31, 2010, primarily reflecting lower Net realized capital losses and higher Fee income, partially offset by lower Premiums and Net investment income.

The decrease in Total net realized capital losses for the year ended December 31, 2010 is primarily due to a favorable change in derivatives related to (a) hedging of variable annuity guaranteed death benefits, (b) decreased losses related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, and (c) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement which commenced in the third quarter of 2009.  However, the losses on the VAGLB are ceded to SLDI and reported as a corresponding decrease in Interest credited and other benefits to policyholders.  Lower credit and intent related impairments on fixed maturities, primarily due to the improved economic environment and falling interest rates, also contributed to this favorable variance.

The decrease in Net investment income for the year ended December 31, 2010 is mainly due to lower interest income earned on fixed maturities due to lower average interest rates.

The increase in Fee income for the year ended December 31, 2010 reflects an increase in average variable AUM, primarily driven by the rise in average equity market levels.

Premiums for the year ended December 31, 2010 decreased due to a 2009 transaction pursuant to which the Company assumed Group Annual Term Life premiums from ReliaStar Life Insurance Company (“RLI”), an affiliate, under the bulk reinsurance agreements executed in 2009, a transaction in 2010 to cede business to SLDI and the impact of sale of the U.S. Group Reinsurance, pursuant to a reinsurance agreement, with Reinsurance Group of America, effective January 1, 2010.

Benefits and Expenses

Total benefits and expenses increased for the year ended December 31, 2010 primarily due to an increase in Interest credited and other benefits to contract owners, higher Net amortization of DAC and VOBA and higher Operating expenses.

The increase in Interest credited and other benefits to contract owners for the year ended December 31, 2010 reflects the transfer of gains (losses) on futures and investment income under the combined coinsurance and coinsurance funds withheld agreement with SLDI. The corresponding losses and investment income are reported in Total net realized capital gains (losses) and Net investment income. In addition, interest credited and other benefits to contract owners reflects a unfavorable change in variable annuity guaranteed benefit reserves which was primarily driven by the variance in equity markets during 2010 and higher amortization of sales inducements due to higher current period gross profits.  These items were partially offset by lower reserves due to the Company entering into a new reinsurance agreement which ceded a block of employee benefits business to SLDI.

The Net amortization of DAC and VOBA increased for the year ended December 31, 2010 driven by higher actual gross profits mainly resulting from improved net realized capital losses.

Operating expenses for the year ended December 31, 2010 increased mainly due to lower capitalizable commissions due to lower sales in the current year partially offset by lower expenses due to sale of Group Reinsurance business.

Income Taxes

Income tax benefit decreased for the year ended December 31, 2010 primarily due to an increase in income before taxes and tax valuation allowance, partially offset by an increase in the dividends received deduction and favorable audit settlements.

Year ended December 31, 2009 compared to year ended December 31, 2008

The Company’s results of operations for the year ended December 31, 2009, and changes therein, include a favorable variance in net income due primarily to a decrease in net amortization of DAC and VOBA, lower Interest credited and other benefits to contract owners, and higher assumed premiums under the bulk reinsurance agreements between the Company and its affiliate, RLI. These favorable items were partially offset by higher net realized capital losses mainly related to futures, lower fee income due to lower average variable AUM levels and the Company’s cession of fees under its reinsurance treaty with Security Life of Denver International (“SLDI”), an affiliate, and higher operating expenses.

	Years Ended December 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,412.4	$1,438.0	$(25.6)	(1.8)%
Fee income	943.2	1,152.4	(209.2)	(18.2)%
Premiums	786.1	19.1	767.0	NM
Net realized capital losses:
Total other-than-temporary impairment losses	(538.9)	(1,028.1)	489.2	47.6%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	49.3	-	49.3	NM
Net other-than-temporary impairments recognized in earnings	(489.6)	(1,028.1)	538.5	52.4%
Other net realized capital losses	(2,007.5)	(453.6)	(1,553.9)	NM
Total net realized capital losses	(2,497.1)	(1,481.7)	(1,015.4)	(68.5)%
Other income	0.9	0.2	0.7	NM
Total revenue	645.5	1,128.0	(482.5)	(42.8)%
Benefits and expenses:
Interest credited and other benefits to contractowners	682.4	1,716.0	(1,033.6)	(60.2)%
Operating expenses	386.1	291.7	94.4	32.4%
Net amortization of deferred policy acquisition costs and value of business acquired	(362.2)	680.5	(1,042.7)	NM
Interest expense	32.9	30.5	2.4	7.9%
Other expense	39.6	35.7	3.9	10.9%
Total benefits and expenses	778.8	2,754.4	(1,975.6)	(71.7)%
Loss before income taxes	(133.3)	(1,626.4)	1,493.1	91.8%
Income tax benefit	(136.5)	(245.2)	108.7	44.3%
Net income (loss)	$3.2	$(1,381.2)	$1,384.4	NM
Effective tax rate	102.4%	15.1%

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

Premiums for the year ended December 31, 2009, increased due to assumed premiums ceded to the Company from RLI, an affiliate, under the bulk reinsurance agreements entered into during the fourth quarter of 2008 and the monthly renewable term reinsurance agreement with RLI, which was effective June 30, 2009. However, the increase in premiums is partially offset by a corresponding increase in claims ceded to the Company, included in Interest credited and other benefits to contract owners.

Benefits and Expenses

Total benefits and expenses for the year ended December 31, 2009, decreased primarily due to a decrease in Interest credited and other benefits to contract owners and lower Net amortization of DAC and VOBA.

The decrease in Interest credited and other benefits to contract owners for the year ended December 31, 2009, reflects a decline driven by the ceding of losses on futures and investment income under the combined coinsurance and coinsurance funds withheld agreement with SLDI. The corresponding losses and investment income are reported in Total net realized capital losses and Net investment income, respectively. In addition, lower variable annuity guaranteed benefit reserves and sales inducement amortization were primarily driven by the increase in equity markets in 2009.  Also, a decline in interest credited on lower GIC balances contributed to the decrease. These decreases were partially offset by an increase in claims ceded to the Company under the RLI bulk reinsurance agreements and higher reserves on fixed indexed annuities attributable to the increase in equity markets during 2009.

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

Portfolio Composition

The following tables present the investment portfolio at December 31, 2010 and 2009.

	2010		2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
Fixed maturities, available-for-sale, including securities pledged	$21,803.1	78.8%	$18,018.0	70.5%
Fixed maturities, at fair value using the fair value option	237.7	0.9%	192.6	0.8%
Equity securities, available-for-sale	150.2	0.5%	154.3	0.6%
Short-term investments	939.2	3.4%	2,044.0	8.0%
Mortgage loans on real estate	2,967.9	10.7%	3,413.2	13.4%
Policy loans	122.1	0.4%	131.6	0.5%
Loan - Dutch State obligation	843.9	3.1%	1,026.0	4.0%
Limited partnerships/corporations	295.8	1.1%	252.6	1.0%
Derivatives	293.1	1.1%	355.8	1.2%
Other investments	1.8	0.0%	3.5	0.0%
Total investments	$27,654.8	100.0%	$25,591.6	100.0%

Fixed Maturities

Fixed maturities were as follows as of December 31, 2010.

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	OTTI(2)	Fair Value
Fixed maturities:
U.S. Treasuries	$1,595.7	$19.4	$2.4	$-	$1,612.7
U.S. government agencies and authorities	24.2	0.3	0.2	-	24.3
State, municipalities, and political subdivisions	126.5	3.6	11.6	-	118.5

U.S. corporate securities:
Public utilities	1,526.4	83.2	18.4	-	1,591.2
Other corporate securities	7,514.5	366.7	63.2	0.3	7,817.7
Total U.S. corporate securities	9,040.9	449.9	81.6	0.3	9,408.9

Foreign securities(1):
Government	474.6	39.0	4.3	-	509.3
Other	4,742.9	216.7	69.9	0.1	4,889.6
Total foreign securities	5,217.5	255.7	74.2	0.1	5,398.9

Residential mortgage-backed securities	2,028.7	240.8	31.3	67.2	2,171.0
Commercial mortgage-backed securities	2,112.2	125.8	31.8	7.3	2,198.9
Other asset-backed securities	1,213.9	17.8	92.0	32.1	1,107.6

Total fixed maturities, including securities pledged	21,359.6	1,113.3	325.1	107.0	22,040.8
Less: securities pledged	886.6	17.5	14.7	-	889.4
Total fixed maturities	20,473.0	1,095.8	310.4	107.0	21,151.4
Equity securities	142.1	8.1	-	-	150.2
Total investments	$20,615.1	$1,103.9	$310.4	$107.0	$21,301.6

(1)    Primarily U.S. dollar denominated.

(2)    Represents other-than-temporary impairments reported as a component of Other comprehensive income
(“noncredit impairments”).

Fixed maturities were as follows as of December 31, 2009.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$4,201.0	$2.5	$80.0	$-	$4,123.5
U.S. government agencies and authorities	26.1	0.1	1.6	-	24.6
State, municipalities, and political subdivisions	47.8	2.2	5.2	-	44.8

U.S. corporate securities:
Public utilities	997.4	57.5	6.9	-	1,048.0
Other corporate securities	4,290.8	247.8	71.8	0.4	4,466.4
Total U.S. corporate securities	5,288.2	305.3	78.7	0.4	5,514.4

Foreign securities(1):
Government	369.8	23.8	8.3	-	385.3
Other	2,880.8	131.7	78.5	0.4	2,933.6
Total foreign securities	3,250.6	155.5	86.8	0.4	3,318.9

Residential mortgage-backed securities	1,713.1	210.7	150.7	70.9	1,702.2
Commercial mortgage-backed securities	3,012.5	25.3	448.2	-	2,589.6
Other asset-backed securities	1,226.0	11.8	316.8	28.4	892.6

Total fixed maturities, including securities pledged	18,765.3	713.4	1,168.0	100.1	18,210.6
Less: securities pledged	1,079.4	35.3	22.2	-	1,092.5
Total fixed maturities	17,685.9	678.1	1,145.8	100.1	17,118.1
Equity securities	150.8	4.3	0.8	-	154.3
Total investments	$17,836.7	$682.4	$1,146.6	$100.1	$17,272.4

(1)       Primarily U.S. dollar denominated.

(2)       Represents other-than-temporary impairments reported as a component of Other comprehensive income
(“noncredit impairments”).

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector.  The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At December 31, 2010 and 2009, the average quality rating of the Company’s fixed maturities portfolio was A and AA-, respectively.  Ratings are calculated using a rating hierarchy that considers S&P, Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows at December 31, 2010 and 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$5,188.9	23.5%	$4,945.4	23.2%
AA	2,038.3	9.3%	2,049.8	9.6%
A	5,961.5	27.0%	5,749.0	26.9%
BBB	7,236.8	32.8%	6,938.3	32.5%
BB	787.1	3.6%	768.0	3.6%
B and below	828.2	3.8%	909.1	4.2%
Total	$22,040.8	100.0%	$21,359.6	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$7,539.9	41.5%	$7,621.7	40.7%
AA	896.7	4.9%	1,028.9	5.5%
A	3,440.2	18.9%	3,465.0	18.4%
BBB	5,028.1	27.6%	4,990.6	26.6%
BB	720.8	3.9%	861.4	4.6%
B and below	584.9	3.2%	797.7	4.2%
Total	$18,210.6	100.0%	$18,765.3	100.0%

92.6% and 92.9% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at December 31, 2010 and 2009, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, by market sector, including securities pledged to creditors, were as follows at December 31, 2010 and 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,612.7	7.3%	$1,595.7	7.5%
U.S. government agencies and authorities	24.3	0.1%	24.2	0.1%
U.S. corporate, state, and municipalities	9,527.4	43.2%	9,167.4	42.9%
Foreign	5,398.9	24.5%	5,217.5	24.4%
Residential mortgage-backed	2,171.0	9.9%	2,028.7	9.5%
Commercial mortgage-backed	2,198.9	10.0%	2,112.2	9.9%
Other asset-backed	1,107.6	5.0%	1,213.9	5.7%
Total	$22,040.8	100.0%	$21,359.6	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$4,123.5	22.6%	$4,201.0	22.3%
U.S. government agencies and authorities	24.6	0.1%	26.1	0.1%
U.S. corporate, state, and municipalities	5,559.2	30.5%	5,336.0	28.4%
Foreign	3,318.9	18.2%	3,250.6	17.3%
Residential mortgage-backed	1,702.2	9.6%	1,713.1	9.4%
Commercial mortgage-backed	2,589.6	14.2%	3,012.5	16.0%
Other asset-backed	892.6	4.8%	1,226.0	6.5%
Total	$18,210.6	100.0%	$18,765.3	100.0%

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2010, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$805.0	$821.6
After one year through five years	5,775.1	6,018.0
After five years through ten years	5,214.7	5,394.9
After ten years	4,210.0	4,328.8
Mortgage-backed securities	4,140.9	4,369.9
Other asset-backed securities	1,213.9	1,107.6
Fixed maturities, including securities pledged	$21,359.6	$22,040.8

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at December 31, 2010 and 2009.

At December 31, 2010 and 2009, fixed maturities with fair values of $12.4 and $12.1, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2010 and 2009, approximately 22.9% and 26.1%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  At December 31, 2010 and 2009, the Company had $1,579.6 and $1,304.5, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB.  At December 31, 2010 and 2009, assets with a market value of $1,930.1 and $1,657.9, respectively, collateralized the funding agreements issued to the FHLB.  Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Balance Sheets.

Subprime and Alt-A Mortgage Exposure

Credit markets have experienced extreme volatility and disruption since concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”) surfaced in late 2007.  This resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets. Although these asset classes have experienced a rebound and market activity increased for non-agency mortgage-backed securities, challenging conditions largely remained in 2010 for subprime mortgage-backed securities.

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages.  The Company does have exposure to RMBS and ABS.  Subprime lending is the origination of loans to customers with weaker credit profiles.  The Company defines Alt-A Loans to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

As market activity increased for Alt-A mortgaged-backed securities, the Company concluded that pricing information received from commercial pricing services and brokers represented regularly occurring market transactions during the second half of 2009. The Company continues to maintain that the market for subprime mortgage-backed securities remains largely inactive and that pricing information does not represent regularly occurring market transactions.

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of December 31, 2010 and 2009.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above.  As of December 31, 2010, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $456.3 and $109.9, respectively, representing 2.1% of total fixed maturities.  As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $429.2 and $304.3, respectively, representing 2.7% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of December 31, 2010 and 2009:

2010				2009
% of Total				% of Total
Subprime				Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	23.0%	2007	39.7%	AAA	28.2%	2007	29.7%
AA	20.3%	2006	6.9%	AA	1.8%	2006	19.8%
A	8.2%	2005 and prior	53.4%	A	0.8%	2005 and prior	50.5%
BBB	9.0%		100.0%	BBB	7.0%		100.0%
BB and below	39.5%			BB and below	62.2%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of December 31, 2010, the fair value and gross unrealized losses aggregated to $158.3 and $51.1, respectively, representing 0.7% of total fixed maturities. As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $156.5 and $94.0, respectively, representing 1.0% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of December 31, 2010 and 2009:

2010				2009
% of Total				% of Total
Alt-A				Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	19.7%	2007	29.7%	AAA	27.9%	2007	30.4%
AA	1.6%	2006	19.8%	AA	1.8%	2006	20.1%
A	0.1%	2005 and prior	50.5%	A	0.8%	2005 and prior	49.5%
BBB	1.0%		100.0%	BBB	6.9%		100.0%
BB and below	77.6%			BB and below	62.6%
	100.0%				100.0%

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-Up Facility (the “Back-Up Facility”) covering 80% of ING’s Alt-A RMBS.  Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance US with a book value of $36.0 billion, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”).  As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio.  The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

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

Commercial Mortgage-backed and Other Asset-backed Securities

After a long period of stability, delinquency rates on commercial mortgages have increased, as rent levels, vacancies and property values have exhibited weakness.  For consumer asset backed securities, delinquency rates have recently shown signs of improvement.  However, there are renewed concerns with consumer loans as a result of the current economic environment, as unemployment has remained at elevated levels and headwinds from slower global growth appear more likely.

As of December 31, 2010 and 2009, the fair value of the Company’s CMBS totaled $2.2 billion and $2.6 billion, respectively, and other ABS, excluding subprime exposure, totaled $656.7 and $461.3, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of December 31, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 31.2%, 25.6%, and 28.5%, respectively, of total other ABS, excluding subprime exposure.  As of December 31, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables comprising 35.0%, 44.7%, and 5.9%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of December 31, 2010 and 2009:

2010				2009
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	58.8%	2008	0.9%	AAA	66.8%	2008	0.5%
AA	5.6%	2007	23.6%	AA	9.6%	2007	26.2%
A	11.5%	2006	24.6%	A	14.2%	2006	29.9%
BBB	11.1%	2005 and prior	50.9%	BBB	6.4%	2005 and prior	43.4%
BB and below	13.0%		100.0%	BB and below	3.0%		100.0%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of December 31, 2010 and 2009:

2010				2009
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	76.3%	2010	13.1%	AAA	32.4%	2008	35.9%
AA	5.3%	2009	16.2%	AA	20.9%	2007	10.5%
A	5.3%	2008	10.9%	A	16.3%	2006	0.0%
BBB	8.6%	2007	18.1%	BBB	24.4%	2005 and prior	53.6%
BB and below	4.5%	2006	16.2%	BB and below	6.0%		100.0%
	100.0%	2005 and prior	25.5%		100.0%
			100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $3.0 billion and $3.4 billion as of December 31, 2010 and 2009, respectively. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

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

All commercial mortgages are rated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  Impairments taken on the mortgage loan portfolio were $6.3 and $20.9 for the years ended December 31, 2010 and 2009, respectively. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  There were no mortgage loans in the Company’s portfolio in arrears with respect to principal and interest at December 31, 2010 and 2009.  Due to challenges that the economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process.  At December 31, 2010 and 2009, the Company had a $3.0 and $4.1 allowance for mortgage loan credit losses, respectively.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans.  The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property.  The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments.  These ratios are utilized as part of the review process described above.  LTV and DSC ratios as of December 31, 2010 and 2009, are as follows:

	2010(1)	2009(1)
Loan to Value Ratio:
0% - 50%	$1,140.4	$1,541.0
50% - 60%	707.7	742.5
60% - 70%	903.4	845.0
70% - 80%	197.6	264.9
80% - 90%	21.8	23.9
Total Commercial Mortgage Loans	$2,970.9	$3,417.3

(1)   Balances do not include allowance for mortgage loan credit losses.

	2010(1)	2009(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,038.3	$2,356.1
1.25x - 1.5x	387.9	371.5
1.0x - 1.25x	255.2	284.1
Less than 1.0x	144.0	219.5
Mortgages secured by loans on land or construction loans	145.5	186.1
Total Commercial Mortgage Loans	$2,970.9	$3,417.3

(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of December 31, 2010 and 2009.

	2010(1)		2009(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans
by US Region:
Pacific	$741.0	24.9%	$894.6	26.2%
South Atlantic	546.8	18.4%	649.7	19.0%
Middle Atlantic	385.0	13.0%	465.7	13.6%
East North Central	289.1	9.7%	401.6	11.8%
West South Central	388.6	13.1%	371.0	10.9%
Mountain	361.9	12.2%	375.8	11.0%
New England	81.1	2.7%	90.6	2.6%
West North Central	113.3	3.8%	100.8	2.9%
East South Central	64.1	2.2%	67.5	2.0%
Total Commercial Mortgage Loans	$2,970.9	100.0%	$3,417.3	100.0%

(1) Balances do not include allowance for mortgage loan credit losses.

	2010(1)		2009(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans
by Property Type:
Apartments	$451.0	15.0%	$547.7	16.0%
Hotel/Motel	177.4	6.0%	180.5	5.3%
Industrial	1,003.5	33.8%	1,105.7	32.3%
Mixed Use	10.6	0.4%	16.2	0.5%
Office	542.4	18.3%	703.5	20.6%
Other	92.1	3.1%	136.0	4.0%
Retail	693.9	23.4%	727.7	21.3%
Total Commercial Mortgage Loans	$2,970.9	100.0%	$3,417.3	100.0%

(1) Balances do not include allowance for mortgage loan credit losses.

The following tables set forth the breakdown of commercial mortgages by year of origination as of December 31, 2010 and 2009.

	2010(1)	2009(1)
Year of Origination:
2010	$230.6	$-
2009	85.3	36.7
2008	446.9	477.6
2007	572.9	601.8
2006	297.2	385.1
2005 and prior	1,338.0	1,916.1
Total Commercial Mortgage Loans	$2,970.9	$3,417.3

(1) Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December 31, 2010 and 2009.

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$124.6	28.8%	$12.4	2.9%	$170.1	13.5%	$21.2	1.7%
More than six months and twelve months or less below amortized cost	2.2	0.5%	0.1	0.0%	259.3	20.4%	200.8	15.8%
More than twelve months below amortized cost	124.9	28.9%	167.9	38.9%	419.0	33.0%	197.7	15.6%
Total unrealized capital loss	$251.7	58.2%	$180.4	41.8%	$848.4	66.9%	$419.7	33.1%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at December 31, 2010 and 2009.

		More Than
	Six Months	Six Months	More Than
	or Less	and Twelve	Twelve Months	Total
	Below	Months or Less	Below	Unrealized
	Amortized	Below	Amortized	Capital
2010	Cost	Amortized Cost	Cost	Losses
	$128.4	$2.1	$39.9	$170.4
Interest rate or spread widening
Mortgage and other asset-backed securities	8.6	0.2	252.9	261.7
Total unrealized capital loss	$137.0	$2.3	$292.8	$432.1
Fair value	$5,096.8	$86.9	$1,622.6	$6,806.3

2009
Interest rate or spread widening	$99.3	$31.6	$122.2	$253.1
Mortgage and other asset-backed securities	92.0	428.5	494.5	1,015.0
Total unrealized capital loss	$191.3	$460.1	$616.7	$1,268.1
Fair value	$5,275.0	$1,059.8	$2,707.3	$9,042.1

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2010 and 2009.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. Treasuries	$677.8	$2.4	$-	$-	$-	$-	$677.8	$2.4
U.S. government agencies and authorities	18.1	0.2	-	-	-	-	18.1	0.2
U.S. corporate, state, and municipalities	2,494.7	73.0	37.1	1.0	258.9	19.5	2,790.7	93.5
Foreign	1,277.5	52.8	35.8	1.1	195.4	20.4	1,508.7	74.3
Residential mortgage-backed	472.6	7.2	1.0	0.1	336.5	91.2	810.1	98.5
Commercial mortgage-backed	22.6	0.4	4.3	0.1	390.2	38.6	417.1	39.1
Other asset-backed	133.5	1.0	8.7	0.0	441.6	123.1	583.8	124.1
Total	$5,096.8	$137.0	$86.9	$2.3	$1,622.6	$292.8	$6,806.3	$432.1

2009
U.S. Treasuries	$3,761.2	$80.0	$-	$-	$-	$-	$3,761.2	$80.0
U.S. government agencies and authorities	15.2	0.8	8.2	0.8	-	-	23.4	1.6
U.S. corporate, state, and municipalities	273.8	6.7	108.1	13.5	737.7	64.1	1,119.6	84.3
Foreign	228.1	11.8	107.8	17.3	472.6	58.1	808.5	87.2
Residential mortgage-backed	138.2	46.5	185.1	92.3	253.5	82.8	576.8	221.6
Commercial mortgage-backed	795.5	44.1	534.6	243.1	682.7	161.0	2,012.8	448.2
Other asset-backed	63.0	1.4	116.0	93.1	560.8	250.7	739.8	345.2
Total	$5,275.0	$191.3	$1,059.8	$460.1	$2,707.3	$616.7	$9,042.1	$1,268.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 81.6% of the average book value as of December 31, 2010.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2010 and 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less below amortized cost	$5,650.7	$49.3	$172.3	$13.2	585	14
More than six months and twelve months or less below amortized cost	289.5	18.9	15.9	4.8	46	3
More than twelve months below amortized cost	688.7	541.3	40.6	185.3	95	137
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

2009
Six months or less below amortized cost	$6,183.9	$396.5	$265.1	$111.8	282	96
More than six months and twelve months or less below amortized cost	1,250.9	981.6	68.8	433.2	191	115
More than twelve months below amortized cost	616.0	881.3	27.8	361.4	113	158
Total	$8,050.8	$2,259.4	$361.7	$906.4	586	369

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2010 and 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. Treasuries	$680.2	$-	$2.4	$-	2	-
U.S. government agencies and authorities	18.3	-	0.2	-	2	-
U.S. corporate, state and municipalities	$2,850.0	$34.2	$84.1	$9.4	279	6
Foreign	1,563.7	19.3	69.2	5.1	142	7
Residential mortgage-backed	636.6	272.0	22.1	76.4	121	77
Commercial mortgage-backed	418.6	37.6	22.1	17.0	27	9
Other asset-backed	461.5	246.4	28.7	95.4	153	55
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

2009
U.S. Treasuries	$3,841.2	$-	$80.0	$-	21	-
U.S. government agencies and authorities	25.0	-	1.6	-	4	-
U.S. corporate, state and municipalities	1,139.0	64.9	67.8	16.5	220	32
Foreign	712.7	183.0	33.1	54.1	93	30
Residential mortgage-backed	334.8	463.6	35.9	185.7	83	119
Commercial mortgage-backed	1,534.5	926.5	104.2	344.0	96	60
Other asset-backed	463.6	621.4	39.1	306.1	69	128
Total	$8,050.8	$2,259.4	$361.7	$906.4	586	369

For the year ended December 31, 2010, unrealized capital losses on fixed maturities decreased by $836.0. Lower unrealized losses are due to improved economic conditions and the overall tightening of credit spreads since the end of 2009, leading to higher fair values of fixed maturities.

At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0.  The unrealized capital loss on this fixed maturity equaled $17.8, or 4.1% of the total unrealized capital losses, as of December 31, 2010.  At December 31, 2009, the Company held 19 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $353.9, or 27.9% of the total unrealized capital losses, as of December 31, 2009.

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

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Statements of Operations as an other-than-temporary impairment (“OTTI”).  If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) on the Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Balance Sheets in accordance with the requirements of Accounting Standards Codification (“ASC”) Topic 320, “Investment - Debt and Equity Securities”.

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

The following tables identify the Company’s credit-related and intent-related other-than-temporary impairments included in the  Statement of Operations, excluding impairments included in Other comprehensive income (loss), by type for the years ended December 31, 2010, 2009, and 2008.

	2010		2009		2008
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$114.7	10	$-	-
U.S. Corporate	4.8	19	55.2	55	289.1	230
Foreign(1)	30.7	23	31.1	45	229.4	108
Residential mortgage-backed	24.5	67	78.6	84	289.8	98
Commercial mortgage-backed	23.2	7	70.9	5	107.4	26
Other asset-backed	104.6	54	114.5	44	75.1	67
Equity	0.0	1	3.3	5	32.0	12
Public utilities	0.3	5	-	-	-	-
Mortgage loans on real estate	6.3	5	20.9	8	4.8	1
Limited partnerships	-	-	0.4	1	0.5	1
Total	$194.4	181	$489.6	257	$1,028.1	543

(1) Primary U.S. dollar denominated.

The above tables include $95.5, $171.2, and $369.7, in other-than-temporary write-downs for the years ended December 31, 2010, 2009, and 2008, respectively, related to credit impairments, which are recognized in earnings. The remaining $98.9, $318.4, and $658.4, in write-downs for the years ended December 31, 2010, 2009, and 2008, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the years ended December 31, 2010, 2009, and 2008.

	2010		2009		2008
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$114.7	10	$-	-
U.S. Corporate	3.8	18	45.9	41	199.8	178
Foreign(1)	12.8	18	25.6	41	146.5	87
Residential mortgage-backed	6.1	11	2.9	1	142.9	40
Commercial mortgage-backed	3.9	2	70.9	5	107.4	26
Other asset-backed	0.3	5	58.4	13	61.8	32
Public utilities	72.0	35	-	-	-	-
Total	$98.9	89	$318.4	111	$658.4	363

(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities.  In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following tables identify the noncredit impairments recognized in Accumulated other comprehensive income (loss) by type for the years ended December 31, 2010 and 2009.

	2010			2009
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. corporate	$-	*	2	$-	-
Commercial mortgage-backed	17.6		5	-	-
Residential mortgage-backed	22.4		33	28.4	26
Other asset-backed	65.7		16	20.9	15
Total	$105.7		56	$49.3	41

* Less than $0.1.

The remaining fair value of fixed maturities with other-than-temporary impairments as of December 31, 2010, 2009, and 2008 was $2.3 billion, $2.4 billion, and $2.3 billion, respectively.

The following tables identify the amount of credit impairments on fixed maturities for the years ended December 31, 2010 and 2009, for which a portion of the OTTI was recognized in Accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

	2010	2009
Balance at January 1	$123.3	$-
Implementation of OTTI guidance included in ASC Topic 320(1)	-	92.7
Additional credit impairments:
On securities not previously impaired	20.0	21.7
On securities previously impaired	20.2	13.8
Reductions:
Securities sold, matured, prepaid or paid down	(27.0)	(4.9)
Balance at December 31	$136.5	$123.3

(1) Represents credit losses remaining in Retained earnings related to the adoption of new guidance on OTTI, included in ASC Topic 320, on April 1, 2009.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives.  The cost of the investments on disposal is determined based on specific identification of securities.  Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Fixed maturities, available-for-sale, including net OTTI of $(187.8), $(465.0), and $(990.8) in 2010, 2009, and 2008, respectively	$11.8	$(298.0)	$(976.0)
Fixed maturities at fair value using the fair value option	(14.6)	117.6	0.1
Equity securities, available-for-sale, including net OTTI of $0, $(3.3), and $(32.0) in 2010, 2009, and 2008, respectively	1.9	6.4	(52.9)
Derivatives	(795.6)	(2,307.2)	(447.5)
Other investments, including net OTTI of $(6.6), (21.3), and $(5.3) in 2010, 2009, and 2008, respectively	(9.1)	(15.9)	(5.4)
Net realized capital losses	$(805.7)	$(2,497.1)	$(1,481.7)
After-tax net realized capital losses	$(580.7)	$(1,590.2)	$(1,337.1)

The decrease in Total net realized capital losses for the year ended December 31, 2010 is primarily due to a favorable change in derivatives related to (a) hedging of variable annuity guaranteed death benefits, (b) decreased losses related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, and (c) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement which commenced in the third quarter of 2009.  However, the losses on the VAGLB are ceded to SLDI and reported as a corresponding decrease in Interest credited and other benefits to policyholders.  Lower credit and intent related impairments on fixed maturities, primarily due to the improved economic environment and falling interest rates, also contributed to this favorable variance.

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$1,552.3	$60.4	$-	$1,612.7
U.S government agencies and authorities	-	24.3	-	24.3
U.S. corporate, state and municipalities	-	9,487.3	40.1	9,527.4
Foreign	-	5,389.1	9.8	5,398.9
Residential mortgage-backed securities	-	1,979.5	191.5	2,171.0
Commercial mortgage-backed securities	-	2,198.9	-	2,198.9
Other asset-backed securities	-	458.2	649.4	1,107.6
Equity securities, available-for-sale	136.7	-	13.5	150.2
Derivatives:
Interest rate contracts	2.6	162.5	12.0	177.1
Foreign exchange contracts	-	5.1	-	5.1
Equity contracts	12.4	-	95.3	107.7
Credit contracts	-	3.2	-	3.2
Embedded derivative on reinsurance	-	20.9	-	20.9
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,155.8	-	-	1,155.8
Assets held in separate accounts	44,413.3	-	-	44,413.3
Total	$47,273.1	$19,789.4	$1,011.6	$68,074.1

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$-	$-	$1,165.5	$1,165.5
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	-	-	77.0	77.0
Embedded derivative on reinsurance	-	-	-	-
Derivatives:
Interest rate contracts	-	419.2	0.3	419.5
Foreign exchange contracts	-	42.1	-	42.1
Equity contracts	0.8	-	16.0	16.8
Credit contracts	-	0.1	14.4	14.5
Total	$0.8	$461.4	$1,273.2	$1,735.4

(1)   Level 3 net assets and liabilities accounted for (0.4)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (1.2)%.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$4,123.5	$-	$-	$4,123.5
U.S government agencies and authorities	-	24.6	-	24.6
U.S. corporate, state and municipalities	-	5,559.2	-	5,559.2
Foreign	-	3,318.9	-	3,318.9
Residential mortgage-backed securities	-	659.8	1,042.4	1,702.2
Commercial mortgage-backed securities	-	2,589.6	-	2,589.6
Other asset-backed securities	-	468.7	423.9	892.6
Equity securities, available-for-sale	149.8	-	4.5	154.3
Derivatives:
Interest rate contracts	-	83.0	-	83.0
Foreign exchange contracts	-	14.2	-	14.2
Equity contracts	42.8	-	215.5	258.3
Credit contracts	-	0.3	-	0.3
Embedded derivative on reinsurance	-	38.7	-	38.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	2,245.1	8.0	-	2,253.1
Assets held in separate accounts	42,996.1	-	-	42,996.1
Total	$49,557.3	$12,765.0	$1,686.3	$64,008.6

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$-	$-	$927.2	$927.2
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	-	-	73.9	73.9
Embedded derivative on reinsurance	-	-	-	-
Derivatives:
Interest rate contracts	-	325.2	-	325.2
Foreign exchange contracts	-	53.0	-	53.0
Equity contracts	3.2	-	13.1	16.3
Credit contracts	-	15.4	90.5	105.9
Total	$3.2	$393.6	$1,104.7	$1,501.5

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

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents, and short-term investments.  As part of the liquidity management process, different scenarios are modeled to determine whether existing assets are adequate to meet projected cash flows. Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contract owner behavior, market value of the general account assets, variable separate account performance, and implications of rating agency actions.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  The Company maintains the following agreements:

▪          A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory net admitted assets, excluding Separate Accounts, as of the prior December 31. At December 31, 2010 and 2009, the Company had an outstanding receivable of $593.6 and $545.5, respectively, with ING AIH under the reciprocal loan agreement.

▪          A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York.  At December 31, 2010 and 2009, the Company had no amounts outstanding under the revolving note facility.

▪                             The Company holds approximately 64% of its assets in marketable securities.  These assets include cash, US Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS and CMO.  In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls, and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under the Company’s Liquidity Plan, up to 12% of the Company’s general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs.  As of December 31, 2010, the Company had securities lending obligations of $145.1, which represents less than 0.2% of the Company’s general account statutory admitted assets.

The Company is a member of the FHLB and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  As of December 31, 2010 and 2009, the Company had $1,579.6 and $1,304.5, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. As of December 31, 2010 and 2009, assets with a market value of approximately $1,930.1 and $1,657.9, respectively, collateralized the funding agreements issued to the FHLB.  Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Balance Sheets.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Funding Agreements

On August 10, 2007, the Company issued an extendable funding agreement to its parent, Lion, upon receipt of a single deposit in the amount of $500.0.  To fund the purchase of the funding agreement, Lion issued a promissory note to its indirect parent company, ING Verzekeringen N.V. (“ING V”), which has been guaranteed by Lion’s immediate parent, ING AIH.

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

Capital Contributions and Dividends

During the year ended December 31, 2010 and 2009, the Company received $749.0 and $835.0, respectively, in capital contributions from its Parent.

During 2010 and 2009, the Company did not pay any dividends or return of capital distributions to its Parent.

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING  announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on the Back-Up Facility covering 80% of ING’s Alt-A RMBS.  Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance US with a book value of $36.0 billion, including book value of $1.4 billion of the Alt-A RMBS portfolio with respect to the Company’s Designated Securities Portfolio (the “ING-Dutch State Transaction”).  As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio.  The risk transfer to the Dutch State took place at a discount of approximately 10% of par value.  In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State.  Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio.  The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

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

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of December 31, 2010 and 2009, the Company held $57.9 and $32.1, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Balance Sheets. In addition, as of December 31, 2010 and 2009, the Company delivered collateral of $749.7 and $574.6, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Balance Sheets.

Reinsurance Agreements

Reinsurance Ceded

Waiver of Premium – Coinsurance Funds Withheld

Effective October 1, 2010, the Company entered into a coinsurance funds withheld agreement with its affiliate, Security Life of Denver International Limited (“SLDI”).  Under the terms of the agreement, the Company ceded to SLDI 100% of the group life waiver of premium liability (except for groups covered under rate credit agreements) assumed from ReliaStar Life Insurance Company (“RLI”), an affiliate, related to the Group Annual Term Coinsurance Funds Withheld agreement between the Company and RLI described under “Reinsurance Assumed” below.

Upon inception of the agreement, the Company paid SLDI a premium of $245.6.  At the same time, the Company established a funds withheld liability for $188.5 to SLDI and SLDI purchased a $65.0 letter of credit to support the ceded Statutory reserves of $245.6.  In addition, the Company recognized a gain of $17.9 based on the difference between the premium paid and the ceded US GAAP reserves of $227.7, which offsets the $57.1 ceding allowance paid by SLDI.  The ceding allowance will be amortized over the life of the business.

As of December 31, 2010, the value of the funds withheld liability under this agreement was $191.3, which is included in Other liabilities on the Balance Sheets.

Group Term Life – Monthly Renewable Term

Effective June 30, 2009, the Company entered into a monthly renewable term (“MRT”) reinsurance agreement with Canada Life Assurance Company (“Canada Life”), an unaffiliated Canadian insurance company. Under the terms of the agreement, the Company ceded 90% of its net retained in-force block of group term life business and any new group term life business assumed from RLI, an affiliate, to Canada Life. The coinsurance agreement is accounted for using the deposit method. Effective October 1, 2010, the treaty was amended to discontinue ceding the group life waiver of premium business.

Guaranteed Living Benefit – Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, the Company entered into an automatic reinsurance agreement with its affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000.

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement.  For the years ended December 31, 2010 and 2009, revenue related to the agreement was $11.9 and $10.5, respectively.

Effective July 1, 2009, the reinsurance agreement was amended to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company, and the Company deposited those assets into a funds withheld trust account.  As of December 31, 2010, assets totaling $3.3 billion remain on deposit in the trust account.  The Company also established a corresponding funds withheld liability to SLDI, which is included in Other liabilities on the Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account.  SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

At December 31, 2010 and 2009, the value of reserves ceded by the Company under this agreement was $955.4 and $878.6, respectively.  In addition, a deferred loss in the amount of $355.9 and $372.8 at December 31, 2010 and 2009, respectively, is included in Other assets on the Balance Sheets and is amortized over the period of benefit.

Multi-year Guaranteed Fixed Annuity – Coinsurance

Effective May 1, 2005, the Company entered into a coinsurance agreement with its affiliate, Security Life of Denver Insurance Company (“SLD”). Under the terms of the agreement, SLD assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by the Company between January 1, 2001 and December 31, 2003.  In addition, the Company assigned to SLD all future premiums received by the Company attributable to the ceded contracts.

Under the terms of the agreement, the Company ceded $2.5 billion in account balances and transferred a ceding commission and $2.7 billion in assets to SLD, resulting in a realized capital gain of $47.9 to the Company, which reduced the ceding commission.

The coinsurance agreement is accounted for using the deposit method.  As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets.  The receivable will be adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission.  The Company incurred amortization expense of the negative ceding commission of $21.4, $17.9, and $19.9 for the years ended December 31, 2010, 2009, and 2008, respectively, which is recorded in Other expenses in the Statements of Operations.

Universal Life – Coinsurance

Effective January 1, 2000, the Company entered into a 100% coinsurance agreement with its affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement.  As of December 31, 2010 and 2009, the value of reserves ceded by the Company under this agreement was $18.1 and $17.8, respectively.

Guaranteed Investment Contract - Coinsurance

Effective August 20, 1999, the Company entered into a Facultative Coinsurance Agreement with its affiliate, SLD.  Under the terms of the agreement, the Company facultatively cedes to SLD, from time to time, certain GICs on a 100% coinsurance basis.  The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that SLD is also a major GIC issuer.  Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

The value of GIC reserves ceded by the Company under this agreement was $40.0 and $47.5 at December 31, 2010 and 2009, respectively.

Reinsurance Assumed

Level Premium Term Life Insurance - Stop-loss

Effective October 1, 2010, the Company entered into a stop-loss agreement with its affiliate, RLI under which the Company agreed to indemnify and reinsure RLI for the aggregate mortality risk under certain level premium term life insurance policies issued by RLI between January 1, 2009 and December 31, 2009 and certain level premium term life insurance policies assumed by RLI from ReliaStar Life Insurance Company of New York under an Automatic Coinsurance Agreement effective March 1, 2008.  Under the terms of the agreement, the Company will make benefit payments to RLI equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit.

There was no initial consideration received by the Company from RLI under this agreement.  The Company receives monthly premiums, net of benefit payments, based on premium rates set forth in the respective agreements.  As such, there is no unearned reinsurance premium.

The stop-loss agreement is accounted for using the deposit method.  A fee receivable from affiliate of $0.5 is included in Future policy benefits and claims reserves on the Balance Sheets.  The fee is accrued for and subsequently settled in cash each quarterly accounting period.

Individual Life – Yearly Renewable Term

Effective December 1, 2008 and December 31, 2008, respectively, the Company entered into two yearly renewable term reinsurance agreements with its affiliate, RLI, for an indefinite duration.  Under the terms of the agreements, the Company assumed 100% of RLI’s mortality risk associated with the net amount at risk under specific life insurance policies, including:

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

The Company received initial consideration of $3.9 from RLI.  Thereafter, the Company receives monthly premiums, net of benefit payments, based on premium rates set forth in the respective agreements.  As such, there is no unearned reinsurance premium.

As of December 31, 2010 and 2009, the value of the reserves assumed by the Company under these agreements was $9.6 and $9.2, respectively.

Group Annual Term – Coinsurance Funds Withheld

Effective December 31, 2008, the Company entered into a coinsurance funds withheld agreement with RLI for an indefinite duration.  Under the terms of the agreement, the Company assumed 100% quota share of RLI’s net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 was equal to the aggregate reserve assumed by the Company.  Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders.  RLI will retain all reinsurance premiums payable to the Company as funds withheld, as security for ceded liabilities and against which ceded losses will be offset.  Monthly, the Company will receive or pay a net settlement.  This agreement was amended October 1, 2010 to better reflect the current investment environment and to modify the treatment of claims under certain policies under which claims are not paid in the form of a single lump sum; the underlying terms described above remained unchanged.  (Please see also description of Waiver of Premium - Coinsurance Funds Withheld Agreement between the Company and SLDI under “Reinsurance Ceded” above).

As of December 31, 2010 and 2009, the value of the reserves assumed by the Company under this agreement was $465.5 and $467.2, respectively.  In addition, as of December 31, 2010, the Company had an embedded derivative with a value of $8.5, which is recorded in Other liabilities on the Balance Sheets.

Group Life – Funds Withheld

Effective December 31, 2008, the Company entered into a funds withheld agreement with RLI pursuant to which the Company assumed 100% quota share of RLI’s net retained liability under assumed group life reinsurance in-force. Effective January 1, 2010 and as a result of the sale of ING’s U.S. Group Reinsurance business to Reinsurance Group of America, this agreement was terminated.

The initial premium of $60.0 for this agreement was equal to the net Statutory reserve assumed by the Company.  Thereafter, premiums were equal to the total earned reinsurance premiums collected by RLI, less a ceding commission.  RLI retained all reinsurance premiums payable to the Company as funds withheld, as security for ceded liabilities and against which ceded losses were offset.  Net settlements were made on a monthly basis.  In addition, the Company provided reserve credit (in the excess of the funds withheld balance) to RLI through either a cash deposit or letter of credit.  As of December 31, 2010 and 2009, the value of the reserves assumed by the Company under this agreement was $0 and $58.2, respectively.

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contract owners who bear the investment risk, subject, in limited cases, to certain minimum guarantees.  Investment income and investment gains and losses generally accrue directly to such contract owners.  The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company or its affiliates.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract, in shares of mutual funds that are managed by the Company or its affiliates, or in other selected mutual funds not managed by the Company or its affiliates.

Variable annuity deposits are allocated to various subaccounts established within the separate account.  Each subaccount represents a different investment option into which the contract owner may allocate premiums.  The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contract owner (including the value allocated to any fixed account), less fees and expenses.  The Company offers investment options for its variable annuity contracts covering a wide range of investment styles, including large, mid, and small cap equity funds, as well as fixed income alternatives.  Therefore, unlike fixed annuities, under variable annuity contracts, contract owners bear the risk of investment gains and losses associated with the selected investment allocation.  While the Company ceased new sales of its variable annuity products in March 2010, its existing variable annuity block of business contains certain guaranteed death and living benefits (described below) under which it bears specific risks associated with these benefits.  Many of the variable annuity contracts issued by the Company are combination contracts offering both variable and fixed options under which some or all of the deposits may be allocated by the contract owner to a fixed account available under the contract.

The Company’s major source of income from variable annuities is the base contract mortality fees, expense fees, and guaranteed death and living benefit rider fees charged to the contract owner, less the cost of administering the product, as well as the cost of providing for the guaranteed death and living benefits.

Ratings

The Company’s access to funding and its related cost of borrowing, requirements for derivatives collateral posting and the attractiveness of certain of its products to customers are affected by Company credit ratings and insurance financial strength ratings, which are periodically reviewed by the ratings agencies.

On December 13, 2010, Moody’s Investors Service, Inc. (“Moody’s”) affirmed the “A2” insurance financial strength rating of the Company and changed the outlook to negative from developing.  On October 27, 2009, Moody’s downgraded the Company to “A2” from “A1” and assigned a developing outlook.

On December 7, 2010, S&P affirmed the counterparty credit and insurer financial strength ratings of the Company at “A” and at the same time removed the ratings from CreditWatch with negative implications and assigned, instead, a negative outlook.  On November 10, 2010, S&P placed the counterparty credit and insurer financial strength rating on CreditWatch with negative implications. On September 16, 2010, S&P lowered the counterparty credit and insurer financial strength ratings of the Company to “A” from “A+”.

On September 21, 2010, Fitch Ratings Ltd. (“Fitch”) maintained the Company on a “Ratings Watch Negative” with a financial strength rating of “A-”.

On June 11, 2010, A.M. Best affirmed the Company’s financial strength ratings of “A” and issuer credit ratings of “a+”.  The outlook was improved to “stable” from “negative”.

The ratings of the Company by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of the Company’s financial strength.  In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities, and direct or implied support from parent companies, including implications of the ING restructuring plan, among other factors.  The ratings affirmations and outlook changes by both S&P and Moody’s in December 2010 followed the third quarter 2010 announcements by ING regarding its insurance operations, including its preparation for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.

Minimum Guarantees

Variable annuity contracts containing minimum guaranteed death and living benefits expose the Company to equity risk.  A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to contract owners due to guaranteed death and living benefits.  An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with guaranteed death and living benefits.

The Company ceased new sales of variable annuity products in March 2010.  However, the Company’s existing variable annuity block of business contains certain guaranteed death and living benefits made available to contract owners as described below:

Guaranteed Minimum Death Benefits (“GMDBs”):

▪                             Standard - Guarantees that, upon death, the death benefit will be no less than the premiums paid by the contract owner, adjusted for any contract withdrawals.

▪                             Ratchet - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary (or quarterly) value of the variable annuity, adjusted for contract withdrawals.

▪                             Combo (Max 7) - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup (Rollup guarantees that, upon death, the death benefit will be no less than the aggregate premiums paid by the contract owner accruing interest at the contractual rate per annum, adjusted for contract withdrawals, which may be subject to a maximum cap on the rolled up amount.)

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

As of December 31, 2010 and 2009, the guaranteed value of these death benefits in excess of account values was estimated to be $7.9 billion and $10.3 billion, respectively, before reinsurance. The decrease was primarily driven by favorable equity market performance in 2010.

As of December 31, 2010 and 2009, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $6.9 billion and $9.1 billion, respectively, all of which was projected to be covered by the Company’s variable annuity guarantee hedging program.  As of December 31, 2010 and 2009, the Company recorded a liability of $373.8 and $477.6, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability decreased mainly due to the decrease in expected future claims and the increase to expected future fees attributable to the improvement in equity market performance in 2010 as compared to 2009.

Guaranteed Living Benefits:

▪       Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary.

▪       Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees an annual withdrawal amount for life that is calculated as a percentage of the notional amount that equals premium at the time of contract issue and may increase by annual ratchets.  The percentage used to determine the guaranteed annual withdrawal amount may vary by age and contract year of first withdrawal. Earlier versions of the withdrawal benefit included a rollup (7%, 6%, 5% or 0%, depending on versions of the benefit) in combination with a ratchet (primarily annual or quarterly, depending on versions). A joint life-time withdrawal benefit option was available to include coverage for spouses.  Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions.  Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance.  Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

▪       Guaranteed Minimum Accumulation Benefit (“GMAB”) - Guarantees that the account value will be at least 100% of the eligible premiums paid by the contract owner after 10 years, net of any contract withdrawals (GMAB 10).  In the past, the Company offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contract owners after 20 years (GMAB 20).

Prior to June 30, 2008, the Company utilized a variable annuity guarantee hedging program to mitigate risks associated with all living benefits.  Effective June 30, 2008, the Company reinsured most of its living benefit guarantee riders to SLDI, an affiliated reinsurer, to mitigate the risk produced by such benefits.  This reinsurance agreement covers all of the GMIBs, as well as the GMWBs with lifetime guarantees (“the “Reinsured living benefits”).  The GMABs and the GMWBs without lifetime guarantees (the “Non-reinsured living benefits”) are not covered by this reinsurance. The Non-reinsured living benefits are still covered by the Company’s variable annuity guarantee hedging program.

For the Reinsured living benefits, as of December 31, 2010 and 2009, the guaranteed value of these benefits in excess of account values was estimated to be $7.7 billion and $8.8 billion, respectively, before reinsurance.

For the Non-reinsured living benefits, as of December 31, 2010 and 2009, the guaranteed value of these benefits in excess of account values was $52.4 and $104.9, respectively. The Company recorded a liability representing the estimated net present value of its future obligations for these benefits of $77.0 and $73.9 as of December 31, 2010 and 2009, respectively.

Variable Annuity Guarantee Hedging Program:  In order to hedge equity risk associated with non-reinsured GMDBs and non-reinsured guaranteed living benefits, the Company enters into futures positions and total return swaps on various public market equity indices chosen to closely replicate contract owner variable fund returns.  The Company also hedges most of the foreign currency risk arising from its international fund exposure using forward contracts. The Company uses market consistent valuation techniques to establish its derivative positions and to rebalance the derivative positions in response to market fluctuations.  One aspect of the hedging program is designed to offset changes related to equity experience in the liability and to pay excess claims not covered by the contract owner account value.  The Company also administers a hedging program that mitigates not only equity risk, but also the interest rate risk associated with its Principal Guard GMWB and GMAB products.  This hedge strategy primarily involves entering into interest rate swaps.

The Variable Annuity Funding Capital Hedging Program, which was approved during 2010, is an overlay to the Variable Annuity Guarantee Hedging Program that mitigates the impact of potential declines in equity markets and their impact on statutory capital. While there is currently no position active and to date no hedging has commenced due to equity market levels, the program’s hedge strategy primarily involves using equity futures contracts.  The derivatives under the variable annuity guarantee hedging programs do not qualify for hedge accounting under US GAAP.

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

Other risks posed by market conditions, such as the majority of the Company’s equity volatility and interest rate risk, and risks posed by contract owner experience, such as surrender and mortality experience deviations, are not explicitly mitigated by this program.  In addition, certain funds, where there is no replicating market index or where hedging is not appropriate, are excluded from the program.  The Company continues to review its hedging strategies, and may from time to time make revisions to the hedging program.

During December 2010, the Company entered into a series of interest rate swaps with external counterparties.  The Company also entered into a short-term mirror total return swap (“TRS”) transaction with ING Verzekeringen N.V. (“ING V”), its indirect parent company.  The outstanding market value of the TRS was $11.6 at December 31, 2010.  The TRS matured January 3, 2011.

For those risks addressed by the variable annuity guarantee hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contract owner variable fund growth.  Any differences between actual results and the market indices result in income volatility.

Fixed Indexed Annuities

The crediting mechanism for FIAs exposes the Company to changes in the equity market (“S&P 500”).  Under these contracts, the Company credits interest to the contract owner accounts at the greater of a fixed interest rate or a rate based upon performance of a specified equity index.  The Company bears the investment risk as the Company credits contract owner accounts with a stated interest rate, but cannot be certain that the investment income earned on the general account assets will exceed that rate.  For accounting purposes, the equity return component of the FIA is considered an embedded derivative.  See Critical Accounting Policies “Reserves” for further discussion.

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

Other Insurance Products

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

If the Company’s current debt and claims paying ratings were downgraded in the future, the terms in the Company’s derivative agreements may be triggered, which could negatively impact overall liquidity. For the majority of the Company’s counterparties, there is a termination event should the Company’s long-term debt ratings drop below BBB+/Baal.

The Company also has investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

Embedded derivatives within fixed maturity instruments are included in Derivatives on the Balance Sheets, and changes in fair value are recorded in Net realized capital gains (losses) in the Statements of Operations.

Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Balance Sheets, and changes in the fair value are recorded in Interest credited and other benefits to contract owners in the Statements of Operations.

In addition, the Company has entered into a coinsurance with funds withheld arrangement which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.  The embedded derivative within the coinsurance funds withheld arrangement is included in Future policy benefits and claims reserves on the Balance Sheets, and changes in the fair value are recorded in Interest credited and other benefits to contract owners in the Statement of Operations.

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

At December 31, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $529.2, of which $153.0 was with related parties.  At December 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $354.6, of which $193.0 was with related parties.  During 2010 and 2009, $41.0 and $19.5, respectively, was funded to related parties under these commitments.

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own.  Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio.  Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and contain no recourse provisions, which would enable the seller to recover from third parties.  The Company has ISDA agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Balance Sheets and is reinvested in short-term investments.  The source of non-cash collateral posted was investment grade bonds of the entity.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations.  Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Balance Sheets.  In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract.  At December 31, 2010, the fair value of credit default swaps of $3.2 and $14.5 was included in Derivatives and Other liabilities, respectively, on the Balance Sheets.  At December 31, 2009, the fair value of credit default swaps of $0.3 and $106.0 was included in Derivatives and Other liabilities, respectively, on the Balance Sheets.  As of December 2010 and 2009, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $308.1 and $122.9, respectively.

As of December 31, 2010, the Company had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt(1)	$1,097.3	$28.2	$56.4	$56.3	$956.4
Operating lease obligations(2)	42.7	5.8	14.0	14.5	8.4
Purchase obligations(3)	529.2	529.2	-	-	-
Reserves for insurance obligations(4)	83,061.4	8,072.8	18,869.4	14,825.4	41,293.8
Pension obligations(5)	17.8	1.8	3.5	3.5	9.0
Total	$84,748.4	$8,637.8	$18,943.3	$14,899.7	$42,267.6

(1)	Long-term debt, including interest, consists of the following:
•

A surplus note in the principal amount of $35.0, and the related interest payable with its affiliate, SLD. As of December 31, 2010, the outstanding principal, interest rate, and maturity date, of the surplus note were $35.0, 7.98%, and December 7, 2029, respectively.

•

Surplus notes in the aggregate principal amount of $400.0 and the related interest payable, with its affiliates, ING Life Insurance and Annuity Company, RLI and SLDI. As of December 31, 2010, the aggregate amount of outstanding principal, interest rate, and maturity date, of these surplus notes were $400.0, 6.26%, and December 29, 2034, respectively.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included in Borrowed money on the Balance Sheets. At December 31, 2010, the Company did not have securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2009, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $354.1 and is included in Securities pledged on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $0 and $311.1 at December 31, 2010 and 2009, respectively, and is included in Borrowed money on the Balance Sheets.  In addition to the repurchase obligation, at December 31, 2009, the Company held $28.9 in collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At December 31, 2010 and 2009, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2010.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2010 and 2009, the fair value of loaned securities was $139.7 and $163.7, respectively, and is included in Securities pledged on the Balance Sheets.

Statutory Capital and Risk-Based Capital

The Company’s primary regulator, the State of Iowa Insurance Division (the “Division”) recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under the Iowa Insurance Law.  The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual has been adopted as a component of prescribed or permitted practices by the State of Iowa.

The Division has the ability to ease certain reserving requirements at its discretion.  Due to the reduction in liquidity and the limited availability of letters of credit confirming banks, the Division allowed the Company to accept unconfirmed letters of credit of up to $320.0 for reinsurance transactions.  This allowed the Company to take the full reserve relief for reinsurance transactions with unconfirmed letters of credit.  This reserve relief was available for the period from December 31, 2008 through July 1, 2010 and is not a permitted practice.

Effective December 31, 2009, the Company adopted Actuarial Guideline 43 - Variable Annuity Commissioners Annuity Reserve Valuation Method (“AG43”) for its statutory basis of accounting.  Where the application of AG43 produces higher reserves than the Company had otherwise established under previous standards, the Company may request permission from the Division to grade-in the impact of higher reserve over a three year period.  During 2009, the Company elected this grade-in provision, as allowed under AG43 and as approved by the Division. The impact of the grade-in for the year ended December 31, 2009 was an increase in reserves and a corresponding decrease in statutory surplus of $79.2. Since the AG43 reserves as of December 31, 2010 were lower than reserves established under previous standards, the Company did not elect the grade in provision.

Effective December 31, 2009, the Company adopted SSAP No. 10R, Income Taxes, for its statutory basis of accounting.  This statement requires the Company to calculate admitted deferred tax assets based upon what is expected to reverse within one year with a cap on the admitted portion of the deferred tax asset of 10% of capital and surplus for its most recently filed statement.  If the Company’s risk-based capital (“RBC”) levels, after reflecting the above limitation, exceeds 250% of the authorized control level, the statement increases the limitation on admitted deferred tax assets from what is expected to reverse in one year to what is expected to reverse over the next three years and increases the cap on the admitted portion of the deferred tax asset from 10% of capital and surplus for its most recently filed statement to 15%.  Other revisions in the statement include requiring the Company to reduce the gross deferred tax asset by a statutory valuation allowance adjustment if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion of or all of the gross deferred tax assets will not be realized.  To temper this positive RBC impact, and as a temporary measure at December 31, 2009 only, a 5% pre-tax RBC charge must be applied to the additional admitted deferred tax assets generated by  SSAP 10R.  The adoption for 2009 had a December 31, 2009 sunset; however, during 2010, the 2009 adoption, including the 5% pre-tax RBC charge, was extended through December 31, 2011. The effects on the Company’s statutory financial statements of adopting this change in accounting principle were increases to total assets and capital and surplus of $70.4 and $85.6 as of December 31, 2010 and 2009, respectively.  This adoption had no impact on total liabilities or net income.

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

The Iowa Insurance Division recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division. Statutory capital and surplus of the Company was $1,724.7 and $1,486.1 as of December 31, 2010 and 2009, respectively. As prescribed by statutory accounting practices, statutory surplus as of December 31, 2009, included the impact of a $239.0 capital contribution received by the Company from its immediate parent company, Lion, on February 19, 2010.

See also Item 7. “Liquidity and Capital Resources - Reinsurance Agreements and Minimum Guarantees,” contained herein.

Income Taxes

Income tax obligations include the allowance on uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed.  The current liability of $25.3 may be paid in less than one year, upon completion of such audits and exams.  The timing of the payment of the remaining allowance of $2.7 cannot be reliably estimated.

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

On November 10, 2010, ING announced that while the option of implementing the separation through one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.  As part of its preparation for a potential U.S.-focused IPO, management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year. The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.  Preparation for a potential U.S.-focused IPO will also require its management to prepare consolidated US GAAP financial statements which would likely include the Company and other affiliates.  As part of this initiative, management will be assessing its US GAAP accounting policies, including consideration of a fair value accounting model for GMWB contracts with lifetime guarantees. Upon conclusion of assessment, management may make modifications to the existing accounting policies of the Company and its affiliates.

The Company is also evaluating its assumptions and estimation techniques for determining estimated gross profits in its amortization of DAC and VOBA. As part of this evaluation, the Company will implement in the first quarter of 2011 a reversion to the mean technique of estimating its short-term equity market return assumptions. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters.

In 2009, the Company took certain actions to reduce its exposure to interest rate and market risks.  These actions included revisions to variable annuity guaranteed benefits for new business, reducing the minimum guaranteed interest rate on new fixed indexed annuities business, changes to certain products, reassessment of the investment strategy, hedging certain funds which previously were not hedged, hedging certain guaranteed death benefits which were previously not hedged, hedging interest rate risk on new variable annuity business and hedging the majority of the Company’s foreign currency risk.  ING USA continues to monitor these initiatives and their financial impacts. In addition, during 2010, the Company approved a funding capital hedging program.

During December 2010, the Company entered into a series of interest rate swaps with external counterparties.  The Company also entered into a short-term mirror total return swap (“TRS”) transaction with ING Verzekeringen N.V. (“ING V”), its indirect parent company.  The outstanding market value of the TRS was $11.6 at December 31, 2010.  The TRS matured January 3, 2011.

On April 9, 2009, ING USA’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions.  In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products to be sold by ING USA’s affiliate, ING Life Insurance and Annuity Company.  As part of this strategy, ING USA ceased new sales of variable annuity products in March of 2010. Some new amounts will continue to be deposited on ING USA variable annuities as add-on premiums to existing contracts.

Volatile capital market conditions commencing in the fourth quarter of 2008 and continuing into 2009, coupled with numerous changes in regulatory and accounting requirements and changes in policyholder behavior as a result of the recent changed economic environment, presented extraordinary challenges to actuarial reserve valuation methodologies and controls. Since the second quarter of 2009, ING USA has undertaken a review and strengthening of its systems, processes and internal controls, including those with respect to actuarial calculations on fixed and variable annuity products. As part of its internal controls review, ING USA has from time to time identified control issues that require corrective action and has taken, and will continue to undertake appropriate corrective action to address identified control issues.

Recently Adopted Accounting Standards

(See the Organization and Significant Accounting Policies footnote to the financial statements set forth in Part II, Item 8. herein, for further information.)

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, “Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires certain existing disclosures to be disaggregated by class of financing receivable, including the rollforward of the allowance for credit losses, with the ending balance further disaggregated on the basis of impairment method.  For each disaggregated ending balance, an entity is required to also disclose the related recorded investment in financing receivables, the nonaccrual status of financing receivables, and impaired financing receivables.

ASU 2010-20 also requires new disclosures by class of financing receivable, including credit quality indicators, aging of past due amounts, the nature and extent of troubled debt restructurings and related defaults, and significant purchases and sales of financing receivables disaggregated by portfolio segment.

In January 2011, the FASB issued ASU 2011-01, which temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20.

The provisions of ASU 2010-20 were adopted by the Company on December 31, 2010, and are included in the Financial Instruments footnote to the financial statements, as set forth in Part II, Item 8. herein, except for the disclosures that include information for activity that occurs during a reporting period, which are effective for periods beginning after December 15, 2010, and the disclosures about troubled debt restructurings. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2010-06 were adopted by the Company on January 1, 2010, and are included in the Financial Instruments footnote to the financial statements set forth in Part II, Item 8. herein, except for the disclosures related to the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2009-17 and ASU 2010-10 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous US GAAP. The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments footnote to the financial statements set forth in Part II, Item 8. herein.

Accounting for Transfers of Financial Assets

In December 2009, the FASB issued ASU 2009-16 “Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which eliminates the QSPE concept and requires a transferor of financial assets to:

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

These provisions, as included in ASC Topic 320, were adopted by the Company on April 1, 2009.  As a result of implementation, the Company recognized a cumulative effect of change in accounting principle of $312.0 after considering the effects of  DAC and income taxes of $(139.1) and $48.6, respectively, as an increase to April 1, 2009 Retained earnings (deficit) with a corresponding decrease to Accumulated other comprehensive income (loss).

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

New Accounting Pronouncements

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which clarifies that if an entity presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  Also, ASU 2010-29 expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings.

The provisions of ASU 2010-29 are effective for annual reporting periods beginning on or after December 15, 2010 for business combinations occurring on or after that date.  As such, this standard will impact any Company acquisitions that occur on or after January 1, 2011.

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act is landmark legislation that represents the most profound restructuring of U.S. financial regulation since the New Deal. Precipitated by the financial crisis that began in 2007, the legislation includes 15 major parts with 14 stand-alone statutes and numerous amendments to the current array of banking, securities, derivatives, and consumer finance laws. U.S. financial regulators have commenced an intense period of studies and rulemaking mandated by the legislation that will continue for a period of time. Until such studies and rulemaking are completed, the precise impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are major elements of the legislation that we have identified to date that are of particular significance to ING and/or its affiliates, including the Company, as described below.

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council (“FSOC”), an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of significant financial services firms, including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non-U.S. companies. A company determined to be systemically significant (a “Systemically Significant Company”) will be supervised by the Federal Reserve Board and will be subject to unspecified heightened prudential standards, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, and restrictions on proprietary trading. In January 2011, the FSOC released a proposed rule designed to clarify FSOC’s approach to designating nonbank financial companies as systemically significant.  The proposed rule provides little insight into the designation of a nonbank financial company as a Systemically Significant Company, however, because it substantially repeats the statutory language of the Dodd-Frank Act on the criteria for such designation.  The comment period for the proposed rule expired in February 2011, and the final rule is expected to be issued in the second or third quarter of 2011. We cannot predict whether ING or the Company will be designated as a Systemically Significant Company. If, however, ING or the Company were so designated, failure to meet the requisite measures of financial condition could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings.

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

The legislation creates a new framework for regulating derivatives, which may increase the costs of hedging generally. It includes requirements for centralized clearing of OTC derivatives (except those where one of the counterparties is a “non-financial end user” to be defined by regulation); and establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission (“CFTC”) over derivatives, and “swap dealers” and “major swap participants”, as to be defined by SEC and CFTC regulation, each of whom will be subject to as yet unspecified capital and margin requirements.  Based on proposed rules jointly developed by the CFTC and the SEC and published on December 1, 2010, which further define the terms “swap dealer,” “security-based swap dealer,” “major swap participant,” and “major security-based swap participant,” we do not believe the Company should be considered a “swap dealer,” “security-based swap dealer,” “major swap participant,” or “major security-based swap participant”.  However, the final regulations could provide otherwise, which could substantially increase the cost of hedging and related activities undertaken by the Company.

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

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation.  Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect.  Administrative budget proposals to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders.  In addition to the assessments imposed on certain financial companies by the Dodd-Frank Act, it is possible that Congress may adopt a form of “financial crisis responsibility” fee or tax on banks and other financial firms to mitigate costs to taxpayers of various government programs established to address the financial crisis and offset costs of potential future crises.

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

Other Regulatory Matters

As with many financial services companies, the Company and its affiliates periodically receive informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry.  Some of these investigations and inquiries could result in regulatory action against the Company.  The potential outcome of such action is difficult to predict but could subject the Company or its affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, fines, and other financial liability.  It is not currently anticipated that the outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.  It is the practice of the Company and its affiliates to cooperate fully in these matters. For further discussion of the risks to the Company as a result of recent regulatory inquiries and possible changes in U.S. regulation, see Part I, Item 1A. Risk Factors.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk

(Dollar amounts in millions, unless otherwise stated)

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents, and short-term investments. As part of the liquidity management process, different scenarios are modeled to determine that existing assets are adequate to meet projected cash flows.  Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contract owner behavior, market value of the general account assets, variable separate account performance, and implications of rating agency actions.

The fixed account liabilities are supported by a general account portfolio principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.  In executing this strategy, the Company uses derivative instruments to manage these risks.  The Company’s derivative counterparties are of high credit quality.  As of December 31, 2010, the Company had net derivative liabilities with a fair value of $492.9.

On the basis of these analyses, management believes there is currently no material solvency risk to the Company.

Interest Rate Risk

The Company defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates.  This risk arises from the Company’s primary activity of investing fixed annuity premiums and guaranteed investment contract deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities.  The Company manages the interest rate risk in its general account investments relative to the interest rate risk in its liabilities.  The current product portfolio also includes products where interest rate risks are entirely or partially passed on to the contract owner, thereby reducing the Company’s exposure to interest rate movements.  The Company is also subject to interest rate risk on its variable annuity business, as a sustained decline in interest rates may subject the Company to higher cost of guaranteed benefits and increased hedging costs.  Changes in interest rates can impact present and future earnings, the levels of new sales, surrenders, or withdrawals.

The following schedule demonstrates the potential changes in the annual earnings from an instantaneous, parallel increase/decrease in interest rates of 1% on December 31, 2010.  These changes to income could relate to future investment income, interest paid to contract owners, market-value adjustments, amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by interest rate changes.  The effect of interest rate changes is different by product.  In addition, the Company has estimated the impact to December 31, 2010 Shareholder’s equity from the same instantaneous change in interest rates. The effect on Shareholder’s equity includes the impact of interest rate fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Interest rate sensitivity and effect on Annual Net income and Shareholder’s equity:

		Effect on
		Shareholder’s
	Effect on Net	Equity as of
	Annual	December 31,
	Income	2010
Increase of 1%	$20.9	$(9.7)
Decrease of 1%	(30.3)	4.0

The above analysis includes the following changes in DAC and VOBA related to an instantaneous, parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2010	2010
Increase of 1%	$42.0	$53.4
Decrease of 1%	(52.9)	(67.0)

Equity Market Risk

The Company’s operations are significantly influenced by changes in the equity markets.  The Company’s profitability depends largely on the amount of assets under management (“AUM”), which is primarily driven by the level of sales, equity market appreciation and depreciation, and the persistency of the in force block of business.

Prolonged and precipitous declines in the equity markets can have a significant impact on the Company’s operations.  As a result, surrenders of variable products may increase, as contract owner sentiment towards the equity market turns negative. Lower AUM will have a negative impact on the Company’s financial results, primarily due to lower fee income on variable annuities, as well as increased costs for guaranteed benefits and hedging.  Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate account move to the general account and the Company is unable to earn an acceptable investment margin, particularly in light of the low interest rate environment and the presence of contractually guaranteed interest credited rates.

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

The following schedule demonstrates the potential changes in the annual earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2010.  These changes to income could relate to future fee income, reserves for guaranteed benefit payments, hedging gains (losses), unrealized or realized capital gains (losses), amortization of DAC and VOBA, or any other net income item that would be affected by a substantial change to equity markets.  In addition, the Company has estimated the impact to Shareholder’s equity as of December 31, 2010 from the same instantaneous change in equity markets.  The effect on shareholder’s equity includes the impact of equity market fluctuations on income, unrealized gains or losses on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Equity sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder’s
		Equity as of
	Effect on Net	December 31,
	Income	2010
Increase of 10%	$277.4	$277.4
Decrease of 10%	(353.9)	(353.9)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2010	2010
Increase of 10%	$157.5	$157.5
Decrease of 10%	(223.5)	(223.5)

Hedging of Minimum Guarantees

While the Company ceased new sales of its variable annuity products in March 2010, its existing variable annuity block of business contains guaranteed death and living benefits, including GMDBs, GMIBs, GMWBs, and GMABs.  See Part II, Item 7., discussion of Minimum Guarantees under Liquidity and Capital Resources.

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

Liabilities for all guaranteed death and living benefits are calculated based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning contract owner behavior.  These liability assumptions, such as lapses, partial withdrawals, and mortality, are based on Company experience and are, where appropriate, consistent with those used for DAC and VOBA.

Declines in the equity market may increase the Company’s net exposure to the death and living benefit guarantees offered under these contracts.  Such declines would cause a decrease in account values, and increase the possibility that the Company may be required to pay amounts related to these guarantees.  The following schedule demonstrates the potential change in the 2010 reserve liabilities, net of reinsurance, for minimum guarantees resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2010.

		Effect on Reserves
		(Net of Reinsurance)
	GMDBs	GMIBs	GMABs	GMWBs
Increase of 10%	$(69.1)	$-	$(5.4)	$(12.5)
Decrease of 10%	84.1	-	7.0	16.4

In order to hedge equity risk associated with guaranteed death and living benefits, the Company enters into futures positions on various public market indices chosen to closely replicate contract owner variable fund returns.  The Company uses market consistent valuation techniques to establish its derivative positions and to rebalance the derivative positions in response to market fluctuation.  One aspect of the hedging program is designed to offset changes related t equity experience in the liability and to pay excess claims not covered by the contract owner account value.

Other risks posed by market conditions, such as interest rate risk and the majority of the Company’s equity volatility risk, and risks posed by contract owner experience, such as surrender and mortality experience deviations, are not explicitly mitigated by this program.  In addition, certain funds, where there is no replicating market index and where hedging is not appropriate, as well as certain enhanced death benefits are excluded from the program.

For those risks addressed by the variable annuity guarantee hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contract owner variable fund growth.  Any differences between actual results and the market indices result in income volatility.

Hedging of Indexed Annuity Guarantees

The crediting mechanism for fixed indexed annuities (“FIA”) exposes the Company to changes in the S&P 500.  The Company mitigates this exposure by purchasing over-the-counter S&P 500 call options from broker-dealer derivative counterparties who generally have a minimum credit rating of Aa3 from Moody’s, and AA- from S&P.  For each broker-dealer counterparty, the Company’s derivative exposure to that counterparty is aggregated with any fixed income exposure to the same counterparty, and is maintained within applicable state requirements and National Association of Insurance Commissioners insurance regulatory guidelines.  During 2007, the Company began using futures contracts to hedge certain FIA contracts.  The FIA hedging program is limited to currently accruing liabilities resulting from participation rates that have been determined using capital market valuation techniques.  Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

The following schedule demonstrates the potential change in the 2010 FIA reserve liabilities resulting from instantaneous increase/decrease in equity markets of 10% on December 31, 2010.

Effect on
Reserves
Increase of 10%	$73.6
Decrease of 10%	(73.6)

Item 8.                       Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING USA Annuity and Life Insurance Company

We have audited the accompanying balance sheets of ING USA Annuity and Life Insurance Company as of December 31, 2010 and 2009, and the related statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ING USA Annuity and Life Insurance Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2009 the Company changed its method of accounting for the recognition and presentation of other-than-temporary impairments.

/s/    Ernst & Young LLP

Atlanta, Georgia

March 30, 2011

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Operations

(In millions)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Net investment income	$1,356.4	$1,412.4	$1,438.0
Fee income	1,091.3	943.2	1,152.4
Premiums	280.6	786.1	19.1
Net realized capital losses:
Total other-than-temporary impairment losses	(300.1)	(538.9)	(1,028.1)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	105.7	49.3	-
Net other-than-temporary impairments recognized in earnings	(194.4)	(489.6)	(1,028.1)
Other net realized capital losses	(611.3)	(2,007.5)	(453.6)
Total net realized capital losses	(805.7)	(2,497.1)	(1,481.7)
Other income	-	0.9	0.2
Total revenue	1,922.6	645.5	1,128.0
Benefits and expenses:
Interest credited and other benefits to contract owners	985.0	682.4	1,716.0
Operating expenses	428.4	386.1	291.7
Net amortization of deferred policy acquisition costs and value of business acquired	411.6	(362.2)	680.5
Interest expense	32.1	32.9	30.5
Other expense	39.3	39.6	35.7
Total benefits and expenses	1,896.4	778.8	2,754.4
Income (loss) before income taxes	26.2	(133.3)	(1,626.4)
Income tax benefit	(55.1)	(136.5)	(245.2)
Net income (loss)	$81.3	$3.2	$(1,381.2)

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Balance Sheets

(In millions, except share data)

	As of December 31,
	2010	2009
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,235.3 at 2010 and $17,493.3 at 2009)	$20,913.7	$16,925.5
Fixed maturities at fair value using the fair value option	237.7	192.6
Equity securities, available-for-sale, at fair value (cost of $142.1 at 2010 and $150.8 at 2009)	150.2	154.3
Short-term investments	939.2	2,044.0
Mortgage loans on real estate	2,967.9	3,413.2
Policy loans	122.1	131.6
Loan - Dutch State obligation	843.9	1,026.0
Limited partnerships/corporations	295.8	252.6
Derivatives	293.1	355.8
Other investments	1.8	3.5
Securities pledged (amortized cost of $886.6 at 2010 and $1,079.4 at 2009)	889.4	1,092.5
Total investments	27,654.8	25,591.6
Cash and cash equivalents	71.5	40.1
Short-term investments under securities loan agreement, including collateral delivered	145.1	169.0
Accrued investment income	233.4	187.3
Receivable for securities sold	16.9	7.6
Premium receivable	38.0	86.9
Deposits and reinsurance recoverable	3,481.4	3,350.0
Deferred policy acquisition costs	3,155.0	3,718.0
Value of business acquired	68.1	113.4
Sales inducements to contract owners	665.9	810.2
Short-term loan to affiliate	593.6	545.5
Due from affiliates	92.8	816.3
Other assets	420.0	414.9
Assets held in separate accounts	44,413.3	42,996.1
Total assets	$81,049.8	$78,846.9

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Balance Sheets

(In millions, except share data)

	As of December 31,
	2010	2009
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$27,137.3	$27,044.7
Payable for securities purchased	3.1	115.7
Payables under securities loan agreement, including collateral held	203.0	201.1
Borrowed money	-	311.1
Notes to affiliates	435.0	435.0
Due to affiliates	120.3	122.5
Current income taxes	79.2	69.0
Deferred income taxes	181.0	767.5
Other liabilities	4,242.4	4,044.1
Liabilities related to separate accounts	44,413.3	42,996.1
Total liabilities	76,814.6	76,106.8

Shareholder’s equity:
Common stock (250,000 shares authorized, issued and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,921.7	5,172.7
Accumulated other comprehensive income (loss)	132.3	(532.5)
Retained earnings (deficit)	(1,821.3)	(1,902.6)
Total shareholder’s equity	4,235.2	2,740.1
Total liabilities and shareholder’s equity	$81,049.8	$78,846.9

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Changes in Shareholder’s Equity

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity

Balance at January 1, 2008
Excluding impact of merger	$2.5	$4,132.7	$(160.7)	$(855.5)	$3,119.0
Impact of merger with affiliate	-	-	(19.7)	18.9	(0.8)
Balance at January 1, 2008	2.5	4,132.7	(180.4)	(836.6)	3,118.2
Comprehensive loss:
Net loss	-	-	-	(1,381.2)	(1,381.2)
Other comprehensive loss, net of tax, including valuation allowance of $17.1:
Change in net unrealized capital gains (losses) on securities ($(1,831.4) pretax),	-	-	(1,173.3)	-	(1,173.3)
Pension liability ($0.5 pretax)	-	-	0.3	-	0.3
Total comprehensive loss					(2,554.2)
Capital contribution from Parent	-	1,100.0	-	-	1,100.0
Capital distribution to Parent	-	(900.0)	-	-	(900.0)
Employee share-based payments	-	2.7	-	-	2.7
Balance at December 31, 2008	2.5	4,335.4	(1,353.4)	(2,217.8)	766.7
Cumulative effect of change in accounting principle, net of deferred policy acquisition costs and tax	-	-	(312.0)	312.0	-
Comprehensive income:
Net income	-	-	-	3.2	3.2
Other comprehensive loss, net of tax, including change in valuation allowance of $(64.7):
Change in net unrealized capital gains (losses) on securities ($1,608.8 pretax)	-	-	1,148.7	-	1,148.7
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss)	-	-	(15.2)	-	(15.2)
Pension liability ($0.9 pretax)	-	-	(0.6)	-	(0.6)
Total comprehensive income					1,136.1
Capital contribution from Parent	-	835.0	-	-	835.0
Employee share-based payments	-	2.3	-	-	2.3
Balance at December 31, 2009	2.5	5,172.7	(532.5)	(1,902.6)	2,740.1

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Changes in Shareholder’s Equity

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity

Balance at January 1, 2010	2.5	5,172.7	(532.5)	(1,902.6)	2,740.1
Comprehensive income:
Net income	-	-	-	81.3	81.3
Other comprehensive income (loss), net of tax including the decrease in valuation allowance of $(173.0):				-	-
Change in net unrealized capital gains (losses) on securities ($762.6 pretax)	-	-	671.1	-	671.1
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss)	-	-	(6.9)	-	(6.9)
Pension liability ($0.9 pretax)	-	-	0.6	-	0.6
Total comprehensive income					746.1
Contribution of capital	-	749.0	-	-	749.0
Balance at December 31, 2010	$2.5	$5,921.7	$132.3	$(1,821.3)	$4,235.2

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Cash Flows

(In millions)

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$81.3	$3.2	$(1,381.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Capitalization of deferred policy acquisition costs and sales inducements	(244.3)	(477.4)	(888.6)
Net amortization of deferred policy acquisition costs, value of business acquired, and sales inducements	522.5	(584.7)	910.2
Net accretion/decretion of discount/premium	44.1	55.2	74.7
Future policy benefits, claims reserves, and interest credited	1,114.5	1,203.5	2,156.8
Provision for deferred income taxes	(678.0)	220.6	509.6
Net realized capital losses	805.7	2,497.1	1,481.7
Change in:
Accrued investment income	(46.1)	27.2	2.4
Reinsurance recoverable	(290.2)	(705.2)	(827.0)
Other receivables and asset accruals	15.9	318.4	(389.9)
Other reinsurance asset	16.9	(19.0)	(353.8)
Due to/from affiliates	721.3	(831.0)	64.5
Income tax recoverable	10.2	390.1	(361.8)
Other payables and accruals	205.7	1,109.5	17.9
Employee share-based payments	0.6	1.7	2.7
Other, net	(6.8)	(205.7)	163.8
Net cash provided by operating activities	2,273.3	3,003.5	1,182.0
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities	8,028.5	6,830.0	7,478.8
Equity securities, available-for-sale	66.8	136.5	162.8
Mortgage loans on real estate	714.7	566.6	474.5
Limited partnership/corporations	23.0	92.6	533.9
Acquisition of:
Fixed maturities	(10,791.6)	(3,162.7)	(7,002.2)
Equity securities, available-for-sale	(58.4)	(10.2)	(272.0)
Mortgage loans on real estate	(278.6)	(81.1)	(700.3)
Limited partnerships/corporations	(57.1)	(32.9)	(503.8)
Derivatives, net	(740.1)	(2,285.4)	(58.1)
Short-term investments, net	1,104.7	(1,928.8)	77.2
Loan-Dutch State obligation, net	182.1	180.5	-
Policy loans, net	9.5	12.8	-
Collateral held, net	25.8	14.5	6.2
Other, net	2.0	0.9	13.7
Net cash provided by (used in) investing activities	(1,768.7)	333.3	210.7

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Cash Flows

(In millions)

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Financing Activities:
Deposits received for investment contracts	$3,549.4	$4,552.6	$8,473.0
Maturities and withdrawals from investment contracts	(4,571.3)	(11,282.1)	(9,520.7)
Reinsurance recoverable on investment contracts	7.3	2,704.5	93.8
Notes to affiliates	103.5	(545.5)	-
Short-term repayments of repurchase agreements, net	(311.1)	(172.0)	(232.4)
Capital distribution to Parent		-	(900.0)
Capital contribution from Parent	749.0	835.0	1,100.0
Net cash used in financing activities	(473.2)	(3,907.5)	(986.3)
Net increase in cash and cash equivalents	31.4	(570.7)	406.4
Cash and cash equivalents, beginning of period	40.1	610.8	204.4
Cash and cash equivalents, end of period	$71.5	$40.1	$610.8
Supplemental cash flow information:
Income taxes (received) paid, net	$614.0	$(753.7)	$(393.1)
Interest paid	$29.1	$35.4	$50.5
Non-cash transfers:
Securities received from affiliate under reinsurance agreement	$-	$2,084.7	$-
Loan-Dutch State obligation	$-	$1,206.5	$-

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

On September 30, 2010, ING USA purchased the remaining 30% interest in PFP Holdings LP (“PFP”), an affiliate, from ING Clarion, an affiliate, for $11.0. The Company previously held a 70% equity interest in PFP. Immediately upon acquisition, PFP was dissolved as ING USA owned  100% of the limited partnership. This acquisition is treated as a combination of entities under common control (i.e. the comparative financial statements were revised and presented as if the transaction had occurred on the opening balance sheet date).  This resulted in a reduction in total Shareholder’s equity of $0.8 at January 1, 2008.

Description of Business

The Company currently offers various insurance products, including immediate and deferred fixed annuities.  The Company’s fixed annuity products are distributed by national and regional brokerage and securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and affiliated broker-dealers.  The Company’s primary annuity customers are individual consumers.  The Company ceased new sales of variable annuity products in March of 2010, as part of a global business strategy and risk

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

reduction plan. Some new amounts will continue to be deposited on ING USA variable annuities as add-on premiums to existing contracts.

The Company also offers guaranteed investment contracts and funding agreements (collectively referred to as “GICs”), sold primarily to institutional investors and corporate benefit plans.  These products are marketed by home office personnel or through specialty insurance brokers.

The Company has one operating segment.

Recently Adopted Accounting Standards

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, “Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires certain existing disclosures to be disaggregated by class of financing receivable, including the rollforward of the allowance for credit losses, with the ending balance further disaggregated on the basis of impairment method.  For each disaggregated ending balance, an entity is required to also disclose the related recorded investment in financing receivables, the nonaccrual status of financing receivables, and impaired financing receivables.

ASU 2010-20 also requires new disclosures by class of financing receivable, including credit quality indicators, aging of past due amounts, the nature and extent of troubled debt restructurings and related defaults, and significant purchases and sales of financing receivables disaggregated by portfolio segment.

In January 2011, the FASB issued ASU 2011-01, which temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20.

The provisions of ASU 2010-20 were adopted by the Company on December 31, 2010, and are included in the Financial Instruments footnote to these financial statements, except for the disclosures that include information for activity that occurs during a reporting period, which are effective for periods beginning after December 15, 2010 and the disclosures about troubled debt restructuring.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2010-06 were adopted by the Company on January 1, 2010, and are included in the Financial Instruments footnote to these financial statements, except for the disclosures related to the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2009-17 and ASU 2010-10 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous accounting principles generally accepted in the United States (“US GAAP”). The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments footnote to these financial statements.

Accounting for Transfers of Financial Assets

In December 2009, the FASB issued ASU 2009-16 “Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which eliminates the QSPE concept and requires a transferor of financial assets to:

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

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications.  In the Statements of Operations for the year ended December 31, 2009, Premiums and Interest credited and other benefits to contract owners were increased by $92.0 related to fourth quarter 2009 activity under a reinsurance transaction, which had no effect on net income.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, certain money market instruments, and other debt issues with a maturity of 90 days or less when purchased.

Investments

All of the Company’s fixed maturities, except those accounted for using the fair value option, and equity securities are currently designated as available-for-sale.  Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Shareholder’s equity, after adjustment for related changes in DAC, value of business acquired (“VOBA”), and deferred income taxes.  Fixed maturities accounted for using the fair value option are reported at fair value with changes in fair value recognized in the Statement of Operations.

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

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Statements of Operations as an other-than-temporary impairment (“OTTI”).  If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”). The credit impairment is recorded in Net realized capital gains (losses) on the Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Balance Sheets.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

▪               Additional factors considered for structured securities such as Residential Mortgage-backed Securities (“RMBS”), Commercial Mortgage-backed Securities (“CMBS”) and other Asset-backed Securities (“ABS”) include, but are not limited to, quality of underlying collateral, anticipated loss severities, collateral default rates, and other collateral characteristics such as vintage, re-payment terms, and the geographical makeup of the collateral.

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values.  There were no material changes to the valuation methods or assumptions used to determine fair values during 2010, except for the Company’s use of commercial pricing services to value certain collateralized mortgage obligations (“CMO-Bs”) which  commenced in the first quarter of 2010.

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

The following valuation methods and assumptions were used by the Company in estimating the reported values for the investments and derivatives described below:

Fixed maturities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets.  Assets in this category would primarily include certain US Treasury securities.  The fair values for marketable bonds without an active market, excluding subprime residential mortgage-backed securities, are obtained through several commercial pricing services, which provide the estimated fair values, and are classified as Level 2 assets.  These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data.  This category includes US and foreign corporate bonds, ABS, US agency and government guaranteed securities, CMBS, and RMBS, including CMO-Bs.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  At December 31, 2010, $235.3 and $17.3 billion of a total of $22.0 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process.  The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model.

All prices and broker quotes obtained go through the review process described above including valuations for which only one broker quote is obtained.  After review, for those instruments where the price is determined to be appropriate, the unadjusted price provided is used for financial statement valuation.  If it is determined that the price is questionable, another price may be requested from a different vendor.  For CMO-Bs, the average of several broker quotes may be used when multiple quotes are available. The internal valuation committee then reviews all prices for the instrument again, along with information from the review, to determine which price best represents “exit price” for the instrument.

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

Derivatives: The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities.  Derivatives are carried at fair value (on the Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates (“LIBOR”), or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s own credit risk is also considered and incorporated in the Company’s valuation process. Valuations for the Company’s futures contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

Embedded derivatives - Investment contract guarantees: The Company records guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed riders for Guaranteed Minimum Accumulated Benefits (“GMABs”) and Guaranteed Minimum Withdrawal Benefits (“GMWBs”) without life contingencies in accordance with US GAAP for derivative instruments and hedging activities.  The guarantee is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract.  The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

contracts.  The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. These derivatives are classified as Level 3 assets in the fair value hierarchy.

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

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.  The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees.  As of December 31, 2010, the credit spreads of ING and the Company increased by approximately 150 basis points from December 31, 2009, which contributed to changes in the valuation of the reserves for all investment contract guarantees.

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

The following investments are reported at values other than fair value on the Balance Sheets and are therefore not categorized in the fair value hierarchy:

Mortgage loans on real estate: Mortgage loans on real estate are reported at amortized cost, less impairment write-downs and allowance for losses.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted at the loan’s effective

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

interest rate, or fair value of the collateral.  For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses).

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included in Borrowed money on the Balance Sheets. At December 31, 2010, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2009, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $354.1 and is included in Securities pledged on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $0 and $311.1 at December 31, 2010 and 2009, respectively, and is included in Borrowed money on the Balance Sheets. In addition to the repurchase obligation, at December 31, 2009, the Company held $28.9 in collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At December 31, 2010 and 2009, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2010.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2010 and 2009, the fair value of loaned securities was $139.7 and $163.7, respectively, and is included in Securities pledged on the Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Derivatives

The Company’s use of derivatives is limited mainly to economic hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk.

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

If the Company’s current debt and claims paying ratings were downgraded in the future, the terms in the Company’s derivative agreements may be triggered, which could negatively impact overall liquidity.  For the majority of the Company’s counterparties, there is a termination event should the Company’s long-term debt ratings drop below BBB+/Baal.

The Company also has investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Balance Sheets, and changes in the fair value are recorded in Interest credited and other benefits to contract owners in the Statements of Operations.

In addition, the Company has entered into a coinsurance with funds withheld arrangement which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.  The embedded derivative within the coinsurance funds withheld arrangement is included in Future policy benefits and claims reserves on the Balance Sheets, and changes in the fair value are recorded in Interest credited and other benefits to contract owners in the Statement of Operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

DAC and VOBA

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

Internal Replacements

Contract owners may periodically exchange one contract for another, or make modifications to an existing contract.  Beginning January 1, 2007, these transactions are identified as internal replacements and are accounted for in accordance with current US GAAP guidance for DAC related to modification or exchange of insurance contracts.

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

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Deferred annuity crediting rates and reserve interest rates vary by product and ranged from 0% to 7.8% for the years 2010, 2009, and 2008.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations.  Such assumptions generally vary by annuity

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

plan type, year of issue, and policy duration.  For the years 2010, 2009, and 2008, immediate annuity reserve interest rates ranged from 0% to 8.0%.

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

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Sales Inducements

Sales inducements represent benefits paid to contract owners for a specified period that are incremental to the amounts the Company credits on similar contracts and are higher than the contract’s expected ongoing crediting rates for periods after the inducement.  Sales inducements are amortized as a component of Interest credited and other benefits to contract owners using methodologies and assumptions consistent with those used for amortization of DAC.

Revenue Recognition

For universal life and most annuity contracts, charges assessed against contract owner funds for the cost of insurance, surrenders, expenses, and other fees are recorded as revenue as charges are assessed.  Other amounts received for these contracts are reflected as deposits and are not recorded as premium or revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts.

Premiums on the Statements of Operations primarily represent amounts received under traditional life insurance policies.

For GICs, deposits made to the Company are not recorded as revenue in the Statements of Operations, but are recorded directly to Future policy benefits and claims reserves on the Balance Sheets.

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contract owners who bear the investment risk, subject, in limited cases, to certain minimum guarantees.  Investment income and investment gains and losses generally accrue directly to such contract owners.  The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company or its affiliates.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract, in shares of mutual funds that are managed by the Company or its affiliates, or in other selected mutual funds not managed by the Company or its affiliates.

The Company reports separately, as assets and liabilities, investments held in the separate accounts and liabilities of separate accounts if:

▪                             such separate accounts are legally recognized;

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

▪                             assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;

▪                             investments are directed by the contractholder;

▪                             and, all investment performance, net of contract fees and assessments, is passed through to the contractholder.

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

Participating Insurance

Participating business approximates 8.0% of the Company’s ordinary life insurance in force and 28.0% of life insurance premium income.  The amount of dividends to be paid is determined annually by the Board of Directors.  Amounts allocable to participating contract owners are based on published dividend projections or expected dividend scales.  Dividends to participating policyholders of $12.1, $12.4, and $13.7, were incurred during the years ended December 31, 2010, 2009, and 2008, respectively.

Income Taxes

The Company files a consolidated federal income tax return with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, and certain other subsidiaries of ING AIH.  The Company is a party to a federal tax allocation agreement with ING AIH and its subsidiaries that are part of the group, whereby ING AIH charges its subsidiaries for federal taxes each subsidiary would have incurred were it not a member of the consolidated group and credits each subsidiary for losses at the statutory federal tax rate.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

2.                                    Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$1,595.7	$19.4	$2.4	$-	$1,612.7
U.S. government agencies and authorities	24.2	0.3	0.2	-	24.3
State, municipalities, and political subdivisions	126.5	3.6	11.6	-	118.5

U.S. corporate securities:
Public utilities	1,526.4	83.2	18.4	-	1,591.2
Other corporate securities	7,514.5	366.7	63.2	0.3	7,817.7
Total U.S. corporate securities	9,040.9	449.9	81.6	0.3	9,408.9

Foreign securities(1):
Government	474.6	39.0	4.3	-	509.3
Other	4,742.9	216.7	69.9	0.1	4,889.6
Total foreign securities	5,217.5	255.7	74.2	0.1	5,398.9

Residential mortgage-backed securities	2,028.7	240.8	31.3	67.2	2,171.0
Commercial mortgage-backed securities	2,112.2	125.8	31.8	7.3	2,198.9
Other asset-backed securities	1,213.9	17.8	92.0	32.1	1,107.6

Total fixed maturities, including securities pledged	21,359.6	1,113.3	325.1	107.0	22,040.8
Less: securities pledged	886.6	17.5	14.7	-	889.4
Total fixed maturities	20,473.0	1,095.8	310.4	107.0	21,151.4
Equity securities	142.1	8.1	0.0	-	150.2
Total investments	$20,615.1	$1,103.9	$310.4	$107.0	$21,301.6

(1)    Primarily U.S. dollar denominated.

(2)    Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Fixed maturities and equity securities were as follows as of December 31, 2009.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$4,201.0	$2.5	$80.0	$-	$4,123.5
U.S. government agencies and authorities	26.1	0.1	1.6	-	24.6
State, municipalities, and political subdivisions	47.8	2.2	5.2	-	44.8

U.S. corporate securities:
Public utilities	997.4	57.5	6.9	-	1,048.0
Other corporate securities	4,290.8	247.8	71.8	0.4	4,466.4
Total U.S. corporate securities	5,288.2	305.3	78.7	0.4	5,514.4

Foreign securities(1):
Government	369.8	23.8	8.3	-	385.3
Other	2,880.8	131.7	78.5	0.4	2,933.6
Total foreign securities	3,250.6	155.5	86.8	0.4	3,318.9

Residential mortgage-backed securities	1,713.1	210.7	150.7	70.9	1,702.2
Commercial mortgage-backed securities	3,012.5	25.3	448.2	-	2,589.6
Other asset-backed securities	1,226.0	11.8	316.8	28.4	892.6

Total fixed maturities, including securities pledged	18,765.3	713.4	1,168.0	100.1	18,210.6
Less: securities pledged	1,079.4	35.3	22.2	-	1,092.5
Total fixed maturities	17,685.9	678.1	1,145.8	100.1	17,118.1
Equity securities	150.8	4.3	0.8	-	154.3
Total investments	$17,836.7	$682.4	$1,146.6	$100.1	$17,272.4

(1)    Primarily U.S. dollar denominated.

(2)    Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

At December 31, 2010 and 2009, net unrealized gains (losses) were $689.3 and $(551.2), respectively, on total fixed maturities, including securities pledged to creditors, and equity securities.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, including securities pledged, as of December 31, 2010, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$805.0	$821.6
After one year through five years	5,775.1	6,018.0
After five years through ten years	5,214.7	5,394.9
After ten years	4,210.0	4,328.8
Mortgage-backed securities	4,140.9	4,369.9
Other asset-backed securities	1,213.9	1,107.6
Fixed maturities, including securities pledged	$21,359.6	$22,040.8

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at December 31, 2010 and 2009.

At December 31, 2010 and 2009, fixed maturities with fair values of $12.4 and $12.1, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults.  The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated.  At December 31, 2010 and 2009, approximately 22.9% and 26.1%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  At December 31, 2010 and 2009, the Company had $1,579.6 and $1,304.5, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and claims reserves, in the Balance Sheets. At December 31, 2010 and 2009, assets with a market value of $1,930.1 and $1,657.9, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-Up Facility (the “Back-Up Facility”) covering 80% of ING’s Alt-A RMBS.  Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance US with a book value of $36.0 billion, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”).  As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio.  The risk transfer to the Dutch State took place at a discount of approximately 10% of par value.  In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State.  Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio.  The ING-Dutch State Transaction closed March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

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

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of collateralized loan obligations (“CLOs”) of $2.7 and $2.3 at December 31, 2010 and 2009, respectively, is included in Limited partnerships/corporations on the Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Statements of Operations.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December 31, 2010 and 2009.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$124.6	28.8%	$12.4	2.9%	$170.1	13.5%	$21.2	1.7%
More than six months and twelve months or less below amortized cost	2.2	0.5%	0.1	0.0%	259.3	20.4%	200.8	15.8%
More than twelve months below amortized cost	124.9	28.9%	167.9	38.9%	419.0	33.0%	197.7	15.6%
Total unrealized capital losses	$251.7	58.2%	$180.4	41.8%	$848.4	66.9%	$419.7	33.1%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at December 31, 2010 and 2009.

	Six Months	More than
	or Less	Six Months and	More than	Total
	Below	Twelve Months	Twelve Months	Unrealized
	Amortized	or Less Below	Below	Capital
2010	Cost	Amortized Cost	Amortized Cost	Losses
Interest rate or spread widening	$128.4	$2.1	$39.9	$170.4
Mortgage and other asset-backed securities	8.6	0.2	252.9	261.7
Total unrealized capital losses	$137.0	$2.3	$292.8	$432.1
Fair value	$5,096.8	$86.9	$1,622.6	$6,806.3

2009
Interest rate or spread widening	$99.3	$31.6	$122.2	$253.1
Mortgage and other asset-backed securities	92.0	428.5	494.5	1,015.0
Total unrealized capital losses	$191.3	$460.1	$616.7	$1,268.1
Fair value	$5,275.0	$1,059.8	$2,707.3	$9,042.1

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2010 and 2009.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. Treasuries	$677.8	$2.4	$	$	$	$	$677.8	$2.4
U.S. government agencies and authorities	18.1	0.2					18.1	0.2
U.S. corporate, state, and municipalities	2,494.7	73.0	37.1	1.0	258.9	19.5	2,790.7	93.5
Foreign	1,277.5	52.8	35.8	1.1	195.4	20.4	1,508.7	74.3
Residential mortgage-backed	472.6	7.2	1.0	0.1	336.5	91.2	810.1	98.5
Commercial mortgage-backed	22.6	0.4	4.3	0.1	390.2	38.6	417.1	39.1
Other asset-backed	133.5	1.0	8.7	0.0	441.6	123.1	583.8	124.1
Total	$5,096.8	$137.0	$86.9	$2.3	$1,622.6	$292.8	$6,806.3	$432.1

2009
U.S. Treasuries	$3,761.2	$80.0	$-	$-	$-	$-	$3,761.2	$80.0
U.S. government agencies and authorities	15.2	0.8	8.2	0.8	-	-	23.4	1.6
U.S. corporate, state, and municipalities	273.8	6.7	108.1	13.5	737.7	64.1	1,119.6	84.3
Foreign	228.1	11.8	107.8	17.3	472.6	58.1	808.5	87.2
Residential mortgage-backed	138.2	46.5	185.1	92.3	253.5	82.8	576.8	221.6
Commercial mortgage-backed	795.5	44.1	534.6	243.1	682.7	161.0	2,012.8	448.2
Other asset-backed	63.0	1.4	116.0	93.1	560.8	250.7	739.8	345.2
Total	$5,275.0	$191.3	$1,059.8	$460.1	$2,707.3	$616.7	$9,042.1	$1,268.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 81.6% of the average book value as of December 31, 2010.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2010 and 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less below amortized cost	$5,650.7	$49.3	$172.3	$13.2	585	14
More than six months and twelve months or less below amortized cost	289.5	18.9	15.9	4.8	46	3
More than twelve months below amortized cost	688.7	541.3	40.6	185.3	95	137
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

2009
Six months or less below amortized cost	$6,183.9	$396.5	$265.1	$111.8	282	96
More than six months and twelve months or less below amortized cost	1,250.9	981.6	68.8	433.2	191	115
More than twelve months below amortized cost	616.0	881.3	27.8	361.4	113	158
Total	$8,050.8	$2,259.4	$361.7	$906.4	586	369

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2010 and 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. Treasuries	$680.2	$-	$2.4	$-	2	-
U.S. government agencies and authorities	18.3	-	0.2	-	2	-
U.S. corporate, state and municipalities	2,850.0	34.2	84.1	9.4	279	6
Foreign	1,563.7	19.3	69.2	5.1	142	7
Residential mortgage-backed	636.6	272.0	22.1	76.4	121	77
Commercial mortgage-backed	418.6	37.6	22.1	17.0	27	9
Other asset-backed	461.5	246.4	28.7	95.4	153	55
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

2009
U.S. Treasuries	$3,841.2	$-	$80.0	$-	21	-
U.S. government agencies and authorities	25.0	-	1.6	-	4	-
U.S. corporate, state and municipalities	1,139.0	64.9	67.8	16.5	220	32
Foreign	712.7	183.0	33.1	54.1	93	30
Residential mortgage-backed	334.8	463.6	35.9	185.7	83	119
Commercial mortgage-backed	1,534.5	926.5	104.2	344.0	96	60
Other asset-backed	463.6	621.4	39.1	306.1	69	128
Total	$8,050.8	$2,259.4	$361.7	$906.4	586	369

For the year ended December 31, 2010, unrealized capital losses on fixed maturities decreased by $836.0.  Lower unrealized losses are due to lower yields and the overall tightening of credit spreads since the end of 2009, leading to higher fair value of fixed maturities.

At December 31, 2010, the Company had 1 fixed maturity with an unrealized capital loss in excess of $10.0.  The unrealized capital loss on this fixed maturity equaled $17.8, or 4.1% of the total unrealized losses, as of December 31, 2010. At December 31, 2009, the Company had 19 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $353.9, or 27.9% of the total unrealized losses, as of December 31, 2009.

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

Other-Than-Temporary Impairments

The following tables identify the Company’s credit-related and intent-related impairments included in the Statements of Operations, excluding noncredit impairments included in Accumulated other comprehensive income (loss), by type for the years ended December 31, 2010, 2009, and 2008.

	2010		2009		2008
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. treasuries	$-	-	$114.7	10	$-	-
U.S. corporate	4.8	19	55.2	55	289.1	230
Foreign(1)	30.7	23	31.1	45	229.4	108
Residential mortgage-backed	24.5	67	78.6	84	289.8	98
Commercial mortgage-backed	23.2	7	70.9	5	107.4	26
Other asset-backed	104.6	54	114.5	44	75.1	67
Equity securities	0.0	1	3.3	5	32.0	12
Public utilities	0.3	5	-	-	-	-
Mortgage loans on real estate	6.3	5	20.9	8	4.8	1
Limited partnerships	-	-	0.4	1	0.5	1
Total	$194.4	181	$489.6	257	$1,028.1	543

(1)  Primarily U.S. dollar denominated.

The above tables include $95.5, $171.2, and $369.7 for the years ended December 31, 2010, 2009, and 2008, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings.  The remaining $98.9, $318.4, and $658.4 in write-downs for the years ended December 31, 2010, 2009, and 2008, respectively, are related to intent impairments.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the years ended December 31, 2010, 2009, and 2008.

	2010		2009		2008
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$114.7	10	$-	-
U.S. Corporate	3.8	18	45.9	41	199.8	178
Foreign(1)	12.8	18	25.6	41	146.5	87
Residential mortgage-backed	6.1	11	2.9	1	142.9	40
Commercial mortgage-backed	3.9	2	70.9	5	107.4	26
Other asset-backed	72.0	35	58.4	13	61.8	32
Public utilities	0.3	5	-	-	-	-
Total	$98.9	89	$318.4	111	$658.4	363

(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities.  In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.  In late first quarter 2011, the Company changed its intent to hold certain securities and will record other-than-temporary impairments of approximately $50.0.

The following tables identify the noncredit impairments recognized in Accumulated other comprehensive income (loss) by type for the years ended December 31, 2010 and 2009.

	2010			2009
			No of		No of
	Impairment		Securities	Impairment	Securities
U.S. corporate	$-	*	2	$-	-
Commercial mortgage-backed	17.6		5	-	-
Residential mortgage-backed	22.4		33	28.4	26
Other asset-backed	65.7		16	20.9	15
Total	$105.7		56	$49.3	41

*   Less than $0.1.

The remaining fair value of fixed maturities with other-than-temporary impairments as of December 31, 2010, 2009, and 2008 was $2.3 billion, $2.4 billion, and $2.3 billion, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for the years ended December 31, 2010 and 2009, for which a portion of the OTTI was recognized in Accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

	2010	2009
Balance at January 1	$123.3	$-
Implementation of OTTI guidance included in ASC Topic 320(1)	-	92.7
Additional credit impairments:
On securities not previously impaired	20.0	21.7
On securities previously impaired	20.2	13.8
Reductions:
Securities sold, matured, prepaid or paid down	(27.0)	(4.9)
Balance at December 31	$136.5	$123.3

(1)    Represents credit losses remaining in Retained earnings related to the adoption of new guidance on OTTI, included in ASC Topic 320, on April 1, 2009.

Net Investment Income

Sources of Net investment income were as follows for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Fixed maturities	$1,182.2	$1,240.9	$1,361.0
Equity securities, available-for-sale	6.4	21.0	(0.2)
Mortgage loans on real estate	180.8	198.7	223.6
Real Estate	(3.3)	-	-
Policy loans	7.2	7.6	8.8
Short-term investments and cash equivalents	4.1	5.6	4.5
Other	32.1	(1.2)	(53.3)
Gross investment income	1,409.5	1,472.6	1,544.4
Less: investment expenses	53.1	60.2	106.4
Net investment income	$1,356.4	$1,412.4	$1,438.0

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives.  The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Fixed maturities, available-for-sale, including net OTTI of $(187.8), $(465.0), and $(990.8) in 2010, 2009, and 2008, respectively	$11.8	$(298.0)	$(976.0)
Fixed maturities at fair value using the fair value option	(14.6)	117.6	0.1
Equity securities, available-for-sale, including net OTTI of $0, $(3.3), and $(32.0) in 2010, 2009, and 2008, respectively	1.9	6.4	(52.9)
Derivatives	(795.6)	(2,307.2)	(447.5)
Other investments, including net OTTI of $(6.6), $(21.3), and $(5.3) in 2010, 2009, and 2008, respectively	(9.1)	(15.9)	(5.4)
Net realized capital losses	$(805.7)	$(2,497.1)	$(1,481.7)
After-tax net realized capital losses	$(580.7)	$(1,590.2)	$(1,337.1)

Proceeds from the sale of fixed maturities and equity securities and the related gross realized gains and losses were as follows for the periods ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Proceeds on sales	$6,211.7	$5,202.4	$6,893.4
Gross gains	243.1	173.3	100.2
Gross losses	37.4	98.3	164.9

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

3.                                    Financial Instruments

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$1,552.3	$60.4	$-	$1,612.7
U.S government agencies and authorities	-	24.3	-	24.3
U.S. corporate, state and municipalities	-	9,487.3	40.1	9,527.4
Foreign	-	5,389.1	9.8	5,398.9
Residential mortgage-backed securities	-	1,979.5	191.5	2,171.0
Commercial mortgage-backed securities	-	2,198.9	-	2,198.9
Other asset-backed securities	-	458.2	649.4	1,107.6
Equity securities, available-for-sale	136.7	-	13.5	150.2
Derivatives:
Interest rate contracts	2.6	162.5	12.0	177.1
Foreign exchange contracts	-	5.1	-	5.1
Equity contracts	12.4	-	95.3	107.7
Credit contracts	-	3.2	-	3.2
Embedded derivative on reinsurance	-	20.9	-	20.9
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,155.8	-	-	1,155.8
Assets held in separate accounts	44,413.3	-	-	44,413.3
Total	$47,273.1	$19,789.4	$1,011.6	$68,074.1

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$-	$-	$1,165.5	$1,165.5
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	-	-	77.0	77.0
Embedded derivative on reinsurance
Derivatives:
Interest rate contracts	-	419.2	0.3	419.5
Foreign exchange contracts	-	42.1	-	42.1
Equity contracts	0.8	-	16.0	16.8
Credit contracts	-	0.1	14.4	14.5
Total	$0.8	$461.4	$1,273.2	$1,735.4

(1)

Level 3 net assets and liabilities accounted for (0.4)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (1.2)%.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$4,123.5	$-	$-	$4,123.5
U.S government agencies and authorities	-	24.6	-	24.6
U.S. corporate, state and municipalities	-	5,559.2	-	5,559.2
Foreign	-	3,318.9	-	3,318.9
Residential mortgage-backed securities	-	659.8	1,042.4	1,702.2
Commercial mortgage-backed securities	-	2,589.6	-	2,589.6
Other asset-backed securities	-	468.7	423.9	892.6
Equity securities, available-for-sale	149.8	-	4.5	154.3
Derivatives:
Interest rate contracts	-	83.0	-	83.0
Foreign exchange contracts	-	14.2	-	14.2
Equity contracts	42.8	-	215.5	258.3
Credit contracts	-	0.3	-	0.3
Embedded derivative on reinsurance	-	38.7	-	38.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	2,245.1	8.0	-	2,253.1
Assets held in separate accounts	42,996.1	-	-	42,996.1
Total	$49,557.3	$12,765.0	$1,686.3	$64,008.6

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$-	$-	$927.2	$927.2
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	-	-	73.9	73.9
Embedded derivative on reinsurance	-	-
Derivatives:
Interest rate contracts	-	325.2	-	325.2
Foreign exchange contracts	-	53.0	-	53.0
Equity contracts	3.2	-	13.1	16.3
Credit contracts	-	15.4	90.5	105.9
Total	$3.2	$393.6	$1,104.7	$1,501.5

(1)

Level 3 net assets and liabilities accounted for 1.0% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 3.2%.

Transfers in and out of Level 1 and 2

Certain US Treasury securities valued by commercial pricing services where prices are derived using market observable inputs have been transferred from Level 1 to Level 2.  These securities for the year ended December 31, 2010, include US Treasury strips of

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

$79.4 in which prices are modeled incorporating a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

Valuation of Financial Assets and Liabilities

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s Balance Sheets. In addition, further disclosure of estimated fair values is included in this Financial Instruments footnote. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement which is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during 2010, except for the Company’s use of commercial pricing services to value CMO-Bs which commenced in  the first quarter of 2010.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2010.

	December 31, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	December 31	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$-	$-		$(0.6)	$(1.4)	$42.1	$-	$40.1	$-
Foreign	-			0.4	5.3	4.1		9.8	(0.2)
Residential mortgage-backed securities	1,042.4	(1.1)		(0.4)	(41.9)	13.2	(820.7)	191.5	(6.7)
Commercial mortgage-backed securities								-
Other asset-backed securities	423.9	(104.3)		212.7	(99.7)	216.8	-	649.4	(105.5)
Total fixed maturities, including securities pledged:	1,466.3	(105.4)		212.1	(137.7)	276.2	(820.7)	890.8	(112.4)

Equity securities, available for sale	4.5	(0.7)		0.1	9.6	-	-	13.5	-

Derivatives, net	111.9	(71.3)		-	36.0	-	-	76.6	27.9

Investment contract guarantees:
FIA	(927.2)	(230.0)		-	(8.3)	-	-	(1,165.5)	-
GMWB/GMAB	(73.9)	(7.2)		-	4.1	-	-	(77.0)	-
Total Investment contract guarantees	(1,001.1)	(237.2)	(1)	-	(4.2)	-	-	(1,242.5)	-

(1)

This amount is included in Interest credited and other benefits to contract owners on the Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

(2)	The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3)	For financial instruments still held as of December 31. Amounts are included in Net investment income and Net realized capital losses on the Statements of Operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2009.

	December 31, 2009
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	December 31	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$-	$-		$-	$-	$-	$-	$-	$-
Foreign								-
Residential mortgage-backed securities	1,978.9	44.6		155.7	(441.4)	-	(695.4)	1,042.4	(9.7)
Commercial mortgage-backed securities								-
Other asset-backed securities	507.3	(1.9)		4.1	(85.6)	-	-	423.9	(31.1)
Total fixed maturities, including securities pledged:	2,486.2	42.7		159.8	(527.0)	-	(695.4)	1,466.3	(40.8)

Equity securities, available for sale	-	-		0.1	1.6	2.8	-	4.5	-

Derivatives, net	45.2	(111.5)		-	143.1		35.2	112.0	119.9

Investment contract guarantees:
FIA	(638.9)	(151.6)		-	(136.7)	-	-	(927.2)	-
GMWB/GMAB	(153.0)	85.3		-	(6.2)	-	-	(73.9)	-
Total Investment contract guarantees	(791.9)	(66.3)	(1)	-	(142.9)	-	-	(1,001.1)	-
(1)

This amount is included in Interest credited and other benefits to contract owners on the Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

(2)	The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3)	For financial instruments still held as of December 31. Amounts are included in Net investment income and Net realized capital losses on the Statements of Operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 during the year ended December 31, 2010 in Fixed maturities, including securities pledged, are primarily due to the Company’s use of commercial pricing services to value CMO-Bs. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data and have been classified as Level 2. The CMO-Bs had previously been valued by using the average of broker quotes when more than one broker quote was provided.

The remaining transfers in and out of Level 3 for fixed maturities during the year ended December 31, 2010, are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at December 31, 2010 and 2009.

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale, including securities pledged	$21,803.1	$21,803.1	$18,018.0	$18,018.0
Fixed maturities at fair value using the fair value option	237.7	237.7	192.6	192.6
Equity securities, available-for-sale	150.2	150.2	154.3	154.3
Mortgage loans on real estate	2,967.9	3,036.0	3,413.2	3,285.3
Loan - Dutch State obligation	843.9	795.7	1,026.0	971.4
Limited partnerships/corporations	295.8	295.8	252.6	252.6
Policy loans	122.1	122.1	131.6	131.6
Cash, cash equivalents, Short-term investments, and Short-term investments under securities loan agreement	1,155.8	1,155.8	2,253.1	2,253.1
Derivatives	293.1	293.1	355.8	355.8
Other investments	1.8	1.8	3.5	3.5
Deposits from affiliates	1,600.4	1,577.3	1,752.0	1,873.6
Embedded derivative on reinsurance	20.9	20.9	38.7	38.7
Assets held in separate accounts	44,413.3	44,413.3	42,996.1	42,996.1
Liabilities:
Investment contract liabilities:
Deferred annuities	20,819.6	20,272.4	20,188.3	20,766.5
Guaranteed investment contracts and funding agreements	2,218.3	1,909.5	2,646.5	2,718.3
Supplementary contracts and immediate annuities	803.3	716.8	823.6	782.7
Derivatives	492.9	492.9	500.4	500.4
Investment contract guarantees:
Fixed indexed annuities	1,165.5	1,165.5	927.2	927.2
Guaranteed minimum withdrawal and accumulation benefits	77.0	77.0	73.9	73.9
Notes to affiliates	435.0	447.2	435.0	426.9

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

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are summarized as follows at December 31, 2010 and 2009.

	2010	2009
	Carrying Value	Carrying Value
Total commercial mortgage loans	$2,970.9	$3,417.3
Collective valuation allowance	(3.0)	(4.1)

Total net commercial mortgage loans	$2,967.9	$3,413.2

As of December 31, 2010, all commercial mortgage loans are held-for-investment.  The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  All mortgage loans are evaluated by seasoned underwriters, including an appraisal of loan-specific credit quality, property characteristics, and market trends, and assigned a quality rating using the Company’s internally developed quality rating system. Loan performance is continuously monitored on a loan-specific basis through the review of borrower submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items.  This review ensures properties are performing at a consistent and acceptable level to secure the debt.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company has established a collective valuation allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. The changes in the collective valuation allowance were as follows for the years ended December 31, 2010 and 2009.

	2010	2009
	Carrying Value	Carrying Value
Collective valuation allowance for losses, beginning of year(1)	$4.1	$-
Addition to / (release of) allowance for losses	(1.1)	4.1

Collective valuation allowance for losses, end of year	$3.0	$4.1

(1) Allowance was not recorded prior to 2009.

The commercial mortgage loan portfolio is the recorded investment, prior to collective valuation allowances, by the indicated loan-to-value ratio and debt service coverage ratio, as reflected in the following tables at December 31, 2010 and 2009.

	2010(1)	2009(1)
Loan-to-Value Ratio:
0% - 50%	$1,140.4	$1,541.0
50% - 60%	707.7	742.5
60% - 70%	903.4	845.0
70% - 80%	197.6	264.9
80% - 90%	21.8	23.9
Total Commercial Mortgage Loans	$2,970.9	$3,417.3

(1) Balances do not include allowance for mortgage loan credit losses.

	2010(1)	2009(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,038.3	$2,356.1
1.25x - 1.5x	387.9	371.5
1.0x - 1.25x	255.2	284.1
Less than 1.0x	144.0	219.5
Mortgages secured by loans on land or construction loans	145.5	186.1
Total Commercial Mortgage Loans	$2,970.9	$3,417.3

(1) Balances do not include allowance for mortgage loan credit losses.

The Company believes it has a high quality mortgage loan portfolio with 100% of commercial mortgages classified as performing.  The Company defines delinquent commercial mortgage loans consistent with industry practice as 60 days past due.  As of December 31, 2010, there were no commercial loans classified as delinquent.  The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

discontinued. Interest accrual is not resumed until past due payments are brought current. At December 31, 2010, there were no commercial mortgage loans on nonaccrual status.

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

The carrying values and unpaid principal balances (prior to any charge-off) of impaired commercial mortgage loans were as follows for the years ended December 31, 2010 and 2009.

	2010	2009
	Carrying Value	Carrying Value
Impaired loans without valuation allowances	$16.5	$48.2

Unpaid principal balance of impaired loans	$18.7	$65.0

Derivative Financial Instruments

See the Organization and Significant Accounting Policies footnote for disclosure regarding the Company’s purpose for entering into derivatives and the policies on valuation and classification of derivatives.  In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under US GAAP, as the Company has not historically sought hedge accounting treatment. The Company enters into the following derivatives:

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

The notional amounts and fair values of derivatives were as follows as of December 31, 2010 and 2009.

	2010			2009
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Derivatives: Qualifying for hedge accounting(1)
Interest rate contracts	79.5	$0.5	$7.2	114.0	$-	$8.7
Foreign exchange contracts	25.4	-	0.2	-	-	-
Equity contracts	-	-	-	-	-	-
Credit contracts	-	-	-	-	-	-
Derivatives: Non-Qualifying for hedge accounting(1)
Interest rate contracts	17,450.9	176.6	412.3	6,773.3	83.0	316.5
Foreign exchange contracts	908.4	5.1	41.9	815.8	14.2	52.9
Equity contracts	9,269.8	107.7	16.8	10,344.0	258.3	16.3
Credit contracts	333.8	3.2	14.5	358.9	0.3	106.0

Embedded derivatives:
Within retail annuity products(2)		-	1,242.5		-	1,001.1
Within reinsurance agreement (2)		20.9	-		38.7	-
Total		$314.0	$1,735.4		$394.5	$1,501.5

N/A - Not applicable.

(1)                The fair values of these derivatives are reported in Derivatives or Other liabilities on the Condensed Balance Sheets.

(2)                The fair values of embedded derivatives within retail annuity products and reinsurance agreements are reported in
Future policy benefits and claim reserves on the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the years ended December 31, 2010 and 2009.

	2010	2009
Derivatives: Qualifying for hedge accounting (1)	$	$
Interest rate contracts	(3.3)	(1.8)
Foreign exchange contracts	-	-
Equity contracts
Credit contracts
Derivatives: Non-Qualifying for hedge accounting (1)
Interest rate contracts	50.8	(183.8)
Foreign exchange contracts	9.3	(38.2)
Equity contracts	(853.4)	(2,070.4)
Credit contracts	1.0	(12.9)

Embedded derivatives:
Within retail annuity products(2)	237.2	(66.3)
Within reinsurance agreement (2)	(17.8)	38.7
Total	$(576.2)	$(2,334.7)

*                  Less than $0.1.

(1)                Changes in value are included in Net realized capital losses on the Condensed Statements of Operations.

(2)                Changes in value are included in Interest credited and other benefits to contract owners on the Condensed
Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own.  Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties.  The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations.  Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Balance Sheets.  In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At December 31, 2010, the fair value of credit default swaps of $3.2 and $14.5 was included in Derivatives and Other liabilities, respectively, on the Balance Sheets.  At December 31, 2009, the fair value of credit default swaps of $0.3 and $106.0

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

was included in Derivatives and Other liabilities, respectively, on the Balance Sheets.  As of December 31, 2010 and 2009, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $308.1 and $122.9, respectively.

4.                                    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Balance at January 1	$3,718.0	$4,205.5	$2,908.4
Deferrals of commissions and expenses	197.4	411.7	781.7
Amortization:
Amortization	(616.9)	171.7	(814.9)
Interest accrued at 5% to 6%	230.2	191.3	146.4
Net amortization included in the Statements of Operations	(386.7)	363.0	(668.5)
Change in unrealized capital gains/losses on available-for-sale securities	(373.7)	(1,262.2)	1,098.2
Effect of variable annuity guaranteed living benefits reinsurance	-	-	85.7
Balance at December 31	$3,155.0	$3,718.0	$4,205.5

The estimated amount of DAC amortization expense, net of interest, is $157.9, $245.4, $327.7, $397.2, and $377.1, for the years 2011, 2012, 2013, 2014, and 2015, respectively.  Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Activity within VOBA was as follows for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Balance at January 1	$113.4	$195.1	$128.7
Amortization:
Amortization	(30.1)	(7.5)	(18.7)
Interest accrued at 5% to 6%	5.2	6.7	6.7
Net amortization included in the Statements of Operations	(24.9)	(0.8)	(12.0)
Change in unrealized capital gains/losses on available-for-sale securities	(20.4)	(80.9)	78.4
Balance at December 31	$68.1	$113.4	$195.1

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The estimated amount of VOBA amortization expense, net of interest, is $7.7, $8.6, $8.9, $8.6, and $7.9, for the years 2011, 2012, 2013, 2014, and 2015, respectively.  Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Analysis of DAC and VOBA - Annuity Products

The Net amortization of DAC and VOBA increased for the year ended December 31, 2010 driven by higher actual gross profits mainly resulting from improved net realized capital losses.

During 2010, 2009, and 2008, the Company adjusted its projections for future gross profits due to actual experience in the year, adjusted its k-factor for the impact of current period gross profit variances, and revised and unlocked certain assumptions for its fixed and variable annuity products.  These adjustments and their acceleration (deceleration) impact on Amortization of DAC and VOBA were as follows for the years ended December 2010, 2009, and 2008.

	2010	2009	2008
Impact of separate account growth and contract owner withdrawal behavior different from assumptions	$114.2	$(324.1)	$491.8
Impact of current year gross profit variances	(40.2)	342.6	227.2
Unlock of mortality, lapse, expense and mutual fund sharing assumptions	(81.6)	88.9	(40.1)
Impact of refinements of gross profit projections	117.6	(0.9)	302.0
Total unlocking effect on Amortization of DAC and VOBA	$110.0	$106.5	$980.9

5.                                    Sales Inducements

During the year ended December 31, 2010, the Company capitalized and amortized $46.9 and $(110.8), respectively, of sales inducements. During the year ended December 31, 2009, the Company capitalized and amortized $65.7 and $(222.5), respectively, of sales inducements. The unamortized balance of capitalized sales inducements, net of unrealized capital gains (losses) on available-for-sale securities, was $665.9 and $810.2 as of December 31, 2010 and 2009, respectively.

6.                                    Capital Contributions, Dividends and Statutory Information

The Company’s ability to pay dividends to its parent is subject to the prior approval of the State of Iowa Insurance Division (the “Division”) for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of the Company’s earned statutory surplus at the prior year end or (2) the Company’s prior year statutory net gain from operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

During 2010 and 2009, the Company did not pay any dividends or return of capital distributions to its Parent. During 2008, the Company paid its Parent a cash return of capital distribution in the amount of $900.0.

During the year ended December 31, 2010, the Company received $749.0 in capital contributions from its Parent.  On November 12, 2008, ING issued to The State of the Netherlands (the “Dutch State”) non-voting Tier 1 securities for a total consideration of EUR 10 billion.  On February 24, 2009, $2.2 billion was contributed to the direct and indirect insurance company subsidiaries of ING AIH, of which $835.0 was contributed to the Company.  The contribution was comprised of the proceeds from the investment by the Dutch State and the redistribution of currently existing capital within ING.  During 2008, the Company received a $1.1 billion capital contribution from its Parent.

The Division recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States.  Statutory net income (loss) was $(384.4), $(638.3), and $(831.4), for the years ended December 31, 2010, 2009, and 2008, respectively.  Statutory capital and surplus was $1,724.7 and $1,486.1 as of December 31, 2010 and 2009, respectively.  As prescribed by statutory accounting practices, statutory surplus as of December 31, 2009 included the impact of a $239.0 capital contribution received by the Company from its immediate Parent on February 19, 2010.

The Division has the ability to ease certain reserving requirements at its discretion.  Due to the reduction in liquidity and the limited availability of letters of credit confirming banks, the Department allowed the Company to accept unconfirmed letters of credit of up to $320.0 for reinsurance transactions.  This allowed the Company to take the full reserve relief for reinsurance transactions with unconfirmed letters of credit.  This reserve relief was available for the period from December 31, 2008 through July 1, 2010 and is not a permitted practice.

Effective December 31, 2009, the Company adopted Actuarial Guideline 43 - Variable Annuity Commissioners Annuity Reserve Valuation Method (“AG43”) for its statutory basis of accounting.  Where the application of AG43 produces higher reserves than the Company had otherwise established under previous standards, the Company may request permission from the Division to grade-in the impact of higher reserve over a three year period.  During 2009, the Company elected this grade-in provision as allowed under AG43 and as approved by the Division. The impact of the grade-in for the year ended December 31, 2009 was an increase in reserves and a corresponding decrease in statutory surplus of $79.2. Since the AG43 reserves as of December 31, 2010 were lower than reserves established under previous standards, the Company did not elect the grade in provision.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Effective December 31, 2009, the Company adopted SSAP No. 10R, Income Taxes, for its statutory basis of accounting. This statement requires the Company to calculate admitted deferred tax assets based upon what is expected to reverse within one year with a cap on the admitted portion of the deferred tax asset of 10% of capital and surplus for its most recently filed statement.  If the Company’s risk-based capital (“RBC”) levels, after reflecting the above limitation, exceeds 250% of the authorized control level, the statement increases the limitation on admitted deferred tax assets from what is expected to reverse in one year to what is expected to reverse over the next three years and increases the cap on the admitted portion of the deferred tax asset from 10% of capital and surplus for its most recently filed statement to 15%.  Other revisions in the statement include requiring the Company to reduce the gross deferred tax asset by a statutory valuation allowance adjustment if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion of or all of the gross deferred tax assets will not be realized. To temper this positive RBC impact, and as a temporary measure at December 31, 2009 only, a 5% pre-tax RBC charge must be applied to the additional admitted deferred tax assets generated by  SSAP 10R.  The adoption for 2009 had a December 31, 2009 sunset; however, during 2010, the 2009 adoption, including the 5% pre-tax RBC charge, was extended through December 31, 2011. The effects on the Company’s statutory financial statements of adopting this change in accounting principle were increases to total assets and capital and surplus of $70.4 and $85.6 as of December 31, 2010 and 2009, respectively.  This adoption had no impact on total liabilities or net income.

7.                                    Additional Insurance Benefits and Minimum Guarantees

Under the requirements of ASC Topic 944, the Company calculates reserve liabilities for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees.

The following assumptions and methodology were used to determine the guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum withdrawal for life benefit (LifePay “LP” and LifePay Plus “LPP”), guaranteed minimum accumulation benefits (“GMAB”) and guarantee minimum withdrawal benefits without lifetime guarantees (“GMWB”) additional reserves at December 31, 2010.

Area	Assumptions/Basis for Assumptions

Data used	Based on 1000 investment performance scenarios

Mean investment performance	GMDB:

The mean investment performance varies by fund group.  In general we group all separate account returns into 6 fund groups, and generate stochastic returns for each of these fund groups.  The overall mean separate account return is 8.125%.  The general account fixed portion is a small percentage of the overall total.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

GMIB / LP/LPP: 8.125% based on a single fund group.

AB/WB: Zero rate curve

Volatility	GMDB: 15.76%
GMIB / LP/LPP: 16.53%
	AB/WB:	Blended 1 year implied forward volatilities for GMAB/WB. The volatilities range between 6.1% and 36.03% base on fund type.

Mortality	Depending on Guaranteed Living Benefit Type, product, and issue year we use 55% to 80% of the SoA 90-95 ultimate mortality table. This percentage grade to 100% over the ages of 80 to 120.

Lapse rates	Vary by contract type and duration; range between 1.0% and 30.0%.

Discount rates	GMDB and GMIB/LP/LPP: 5.5%, based on management’s best estimate of the long term credited rate of return

AB/WB: Zero rate curve + ING Bond spread; the ING Bond spread varies between 1.486% and 2.575%

The calculation of the GMIB, LP, and LPP liabilities assumes dynamic surrenders and dynamic utilization of the guaranteed benefit reserves.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits, and the additional liabilities recognized related to minimum guarantees, by type, as of December 31, 2010 and 2009, and the paid and incurred amounts by type for the years ended December 31, 2010 and 2009, were as follows:

	Guaranteed	Guaranteed	Guaranteed	Guaranteed
	Minimum	Minimum	Minimum	Withdrawal
	Death	Accumulation/	Income	For Life
	Benefit	Withdrawal Benefit	Benefit	Benefit
	(GMDB)	(GMAB/GMWB)	(GMIB)	(LP/LPP)
Separate account liability at December 31, 2010	$44,413.3	$1,442.6	$-	$-
Separate account liability at December 31, 2009	$42,996.1	$1,602.6	$15,418.6	$15,480.8

Additional liability balance:
Balance at January 1, 2009	$565.4	$153.0	$-	$-
Incurred guaranteed benefits	83.7	(79.1)	-	-
Paid guaranteed benefits	(171.5)	-	-	-
Balance at December 31, 2009	$477.6	$73.9	$-	$-
Incurred guaranteed benefits	21.4	13.8	-	-
Paid guaranteed benefits	(125.1)	(10.7)	-	-
Balance at December 31, 2010	$373.9	$77.0	$-	$-

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The net amount at risk, net of reinsurance, and the weighted average attained age of contract owners by type of minimum guaranteed benefit, were as follows as of December 31, 2010 and 2009.

	Guaranteed	Guaranteed	Guaranteed	Guaranteed
	Minimum	Minimum	Minimum	Withdrawal
	Death	Accumulation/	Income	For Life
	Benefit	Withdrawal Benefit	Benefit	Benefit
	(GMDB)	(GMAB/GMWB)	(GMIB)	(LP/LPP)
2010
Net amount at risk, net of reinsurance	$6,918.5	$52.4	$-	$-
Weighted average attained age	67	62	-	-

2009
Net amount at risk, net of reinsurance	$9,108.7	$104.9	$-	$-
Weighted average attained age	65	68	-	-

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2010 and 2009 was $44.4 billion and $43.0 billion, respectively.

8.                                   Income Taxes

Income tax expense (benefit) consisted of the following for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Current tax expense (benefit):
Federal	$622.9	$(357.2)	$(754.9)
Total current tax expense (benefit)	622.9	(357.2)	(754.9)
Deferred tax expense:
Federal	(678.0)	220.7	509.7
Total deferred tax (benefit) expense	(678.0)	220.7	509.7
Total income tax benefit	$(55.1)	$(136.5)	$(245.2)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Income (loss) before income taxes	$26.2	$(133.3)	$(1,626.4)
Tax rate	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	9.2	(46.6)	(569.2)
Tax effect of:
Dividend received deduction	(75.9)	(53.7)	(48.9)
Tax valuation allowance	64.0	(35.6)	379.1
Audit settlement	(49.2)	0.1	-
Tax credits	(3.5)	(1.0)	(5.0)
Other	0.3	0.3	(1.2)
Income tax benefit	$(55.1)	$(136.5)	$(245.2)

Temporary Differences

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2010 and 2009, are presented below.

	2010	2009
Deferred tax assets:
Future policy benefits	$503.4	$505.3
Goodwill	1.0	2.4
Investments	839.0	367.7
Employee compensation and benefits	43.2	39.7
Unrealized losses	-	125.1
Other	84.0	70.4
Total gross assets before valuation allowance	1,470.6	1,110.6
Less: valuation allowance	(199.6)	(308.6)
Assets, net of valuation allowance	1,271.0	802.0
Deferred tax liabilities:
Deferred policy acquisition costs	(1,231.3)	(1,445.4)
Unrealized gains	(139.3)	-
Value of business acquired	(31.3)	(39.3)
Other	(50.1)	(84.8)
Total gross liabilities	(1,452.0)	(1,569.5)
Net deferred income tax liability	$(181.0)	$(767.5)

Net unrealized capital gains (losses) are presented as a component of other comprehensive income (loss) in Shareholder’s equity, net of deferred taxes.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized.  At December 31, 2010 and 2009, the Company had a tax valuation allowance of $187.5 and $303.5, respectively, related to realized and unrealized capital

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

losses.  As of December 31, 2010 and 2009, the Company had a full tax valuation allowance of $12.1 and $5.1, respectively, related to foreign tax credits, the benefit of which is uncertain.  The change in net unrealized capital gains (losses) includes an increase (decrease) in the tax valuation allowance of $(173.0), $(64.7), and $17.1 for the years ended December 31, 2010, 2009, and 2008, respectively.

Tax Sharing Agreement

The Company had a payable to ING AIH of $79.2 and $69.0 at December 31, 2010 and 2009, respectively, for federal income taxes under the intercompany tax sharing agreement.

See Related Party Transactions footnote for more information.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Balance at beginning of period	$60.3	$64.9
Additions for tax positions related to the current year	-	9.1
Additions for tax positions related to prior years	28.0	3.2
Reductions for tax positions related to prior years	(60.2)	(16.9)
Reductions for settlements with taxing authorities	(0.1)	-
Balance at end of period	$28.0	$60.3

The Company had $2.7 and $53.4 of unrecognized tax benefits as of December 31, 2010 and 2009, respectively, that would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax benefit on the Balance Sheets and Statement of Operations, respectively.  The Company had accrued interest of $0.0 and $4.4 as of December 31, 2010 and 2009, respectively.  The decrease during the tax period ended December 31, 2010 is primarily related to the settlement of the 2004-2008 federal audits.

Tax Regulatory Matters

In September 2010, the IRS completed its examination of the Company’s returns through tax year 2008.  The provision for the year ended December 31, 2010 reflected non-recurring favorable adjustments, resulting from a reduction in the tax liability that was no longer deemed necessary based on the results of the IRS examination, monitoring the

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

activities of the IRS with respect to certain issues with other taxpayers and the merits of the Company’s position.

The Company is currently under audit by the IRS for tax years 2009 and 2010 and it is expected that the examination of tax year 2009 will be finalized within the next twelve months.  Upon finalization of the IRS examination it is reasonably possible that the unrecognized tax benefits will decrease by up to $25.3. The timing of the payment of the remaining allowance of $2.7 cannot be reliably estimated. The Company and the IRS have agreed to participate in the Compliance Assurance Program (“CAP”) for the tax years 2009 and 2010.

9.                                    Benefit Plans

Defined Benefit Plan

ING North America Insurance Corporation (“ING North America”) sponsors the ING Americas Retirement Plan (the “Retirement Plan”), effective as of December 31, 2001.  Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company’s employees.  The Retirement Plan was amended and restated effective January 1, 2008. The Retirement Plan was amended on July 1, 2008, related to the admission of employees from the acquisition of CitiStreet LLC (“CitiStreet”) by Lion, and ING North America filed a request for a determination letter on the qualified status of the Retirement Plan, but has not yet received a favorable determination letter.  Additionally, effective January 1, 2009, the Retirement Plan was amended to provide that anyone hired or rehired by the Company on or after January 1, 2009, would not be eligible to participate in the Retirement Plan.

The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula.  Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities.  The costs allocated to the Company for its employees’ participation in the Retirement Plan were $11.0, $15.7, and $10.8, for the years ended 2010, 2009, and 2008, respectively, and are included in Operating expenses in the Statements of Operations.

Defined Contribution Plan

ING North America sponsors the ING Americas Savings Plan and ESOP (the “Savings Plan”).  Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company’s employees other

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

than Company agents.  The Savings Plan is a tax-qualified defined contribution retirement plan, which includes an employee stock ownership plan (“ESOP”) component.  The Savings Plan was amended and restated effective January 1, 2008 and subsequently amended on July 1, 2008, with respect to the admission of employees from the acquisition of CitiStreet by Lion. The Savings Plan was amended effective January 1, 2011, to permit Roth 401(k) contributions to be made to the Plan. ING North America filed a request for a determination letter on the qualified status of the Plan and received a favorable determination letter dated May 19, 2009.  Savings Plan benefits are not guaranteed by the PBGC.  The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation.  Matching contributions are subject to a 4-year graded vesting schedule, although certain specified participants are subject to a 5-year graded vesting schedule.  All contributions made to the Savings Plan are subject to certain limits imposed by applicable law.  The cost allocated to the Company for the Savings Plan were $2.4, $4.2, and $5.6, for the years ended December 31, 2010, 2009, and 2008, respectively, and are included in Operating expenses in the Statements of Operations.

Non-Qualified Retirement Plans

Through December 31, 2001, the Company, in conjunction with ING North America, offered certain eligible employees (other than Career Agents) a Supplemental Executive Retirement Plan and an Excess Plan (collectively, the “SERPs”). Benefits under the SERPs are determined based on an eligible employee’s years of service and average annual compensation for the highest five years during the last ten years of employment.

The SERPs are non-qualified defined benefit pension plans, which means all the SERPs benefits are payable from the general assets of the Company. These non-qualified defined benefit pension plans are not guaranteed by the PBGC.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Obligations and Funded Status

The following table summarizes the benefit obligations, fair value of plan assets, and funded status, for the SERPs for the years ended December 31, 2010 and 2009.

	2010	2009
Change in Projected Benefit Obligation:
Projected benefit obligation, January 1	$25.9	$21.7
Interest cost	1.5	1.2
Benefits paid	(1.2)	(1.2)
Actuarial gain on obligation	(0.6)	4.3
The effect of any curtailment or settlement	(0.1)	(0.1)
Projected benefit obligation, December 31	$25.5	$25.9

Fair Value of Plan Assets:
Fair value of plan assets, December 31	$-	$-

Amounts recognized in the Consolidated Balance Sheets consist of:

	2010	2009
Accrued benefit cost	$(25.5)	$(25.9)
Accumulated other comprehensive income	7.5	9.1
Net amount recognized	$(18.0)	$(16.8)

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2010 and 2009, benefit obligation for the SERPs were as follows:

	2010	2009
Discount rate at end of period	5.50%	6.00%
Rate of compensation increase	3.00%	1.50%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries (particularly the Citigroup Pension Discount Curve Liability Index), including a discounted cash flow analysis of the Company’s pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the Retirement Plan. Based upon all available information, it was determined that 5.5% was the appropriate discount rate as of December 31, 2010, to calculate the Company’s accrued benefit liability.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2010	2009	2008
Discount rate	6.00%	6.00%	6.50%
Rate of increase in compensation levels	3.00%	1.50%	4.20%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs for the years ended December 31, 2010, 2009, and 2008, were as follows:

	2010	2009	2008
Interest cost	$1.5	$1.3	$1.3
Net actuarial loss recognized in the year	0.8	0.4	0.4
Net periodic benefit cost	$2.3	$1.7	$1.7

Cash Flows

In 2011, the employer is expected to contribute $1.4 to the SERPs. Future expected benefit payments related to the SERPs for the years ended December 31, 2011 through 2015, and thereafter through 2020, are estimated to be $1.4, $1.4, $1.4, $1.4, $1.5, and $7.7, respectively.

Stock Option and Share Plans

Through 2010, ING sponsored the ING Group Long-Term Equity Ownership Plan (“leo”), which provides employees of the Company who are selected by the ING Executive Board with options and/or performance shares.  The terms applicable to an award under leo are set out in an award agreement which is signed by the participant when he or she accepts the award.

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

The Company was allocated from ING compensation expense for the leo options and performance shares of $2.6, $4.5, and $5.3, for the years ended December 31, 2010, 2009, and 2008, respectively.

For leo, the Company recognized minimal tax benefits in 2010 and 2009, and $0.7 in 2008.

Commencing in 2011, ING introduced a new long-term equity and deferred bonus plan, the Long-Term Sustainable Performance Plan (“LSPP”).  The terms applicable to an award under the LSPP will be set out in a grant agreement which is signed by the participant when he or she accepts the award.  The LSPP will provide employees of the Company who are selected by the ING Executive Board with performance shares and

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

will also require deferral of discretionary incentive bonus awards in excess of EUR 100,000.  The performance shares awarded under the LSPP will be a contingent grant of ING ADR units and on settlement, the participant will have the right to either receive ING ADR units in kind or a cash amount equal to the closing price per ING share on the Euronent Amsterdam Stock Market on the settlement date times the number of vested ADR units, subject to achievement during the vesting period of performance targets based on return of equity and employee engagement.  The excess bonus amount will be held in deferred ING ADR units or in a deferred cash account, or some combination thereof, depending on the total amount of the incentive bonus award, generally subject to vesting in three equal tranches over the three year period commencing on the date of incentive bonus payment.  Unlike the leo plan, no options on ING shares in the form of ADRs will be granted under the LSPP.  To vest in performance shares, deferred shares or deferred cash, an employee must generally be actively employed on the settlement date, although immediate full and partial vesting in the event of normal age or early retirement, death or disability, or termination due to redundancy or business divestiture will occur, similar to the vesting treatment in the leo plan.

Other Benefit Plans

In addition to providing retirement plan benefits, the Company, in conjunction with ING North America, provides certain supplemental retirement benefits to eligible employees and health care and life insurance benefits to retired employees and other eligible dependents.  The supplemental retirement plan includes a non-qualified defined benefit pension plan and a non-qualified defined contribution plan, which means all benefits are payable from the general assets of the Company.  The post-retirement health care plan is contributory, with retiree contribution levels adjusted annually and the Company subsidizes a portion of the monthly per-participant premium.  Beginning August 1, 2009, the Company moved from self-insuring its supplemental health care costs and began to use a private-fee-for-service Medicare Advantage program for post-Medicare eligible retired participants. In addition, effective October 1, 2009, the Company no longer subsidizes medical premium costs for early retirees.  This change does not impact any participant currently retired and receiving coverage under the plan or any employee who is eligible for coverage under the plan and whose employment ended before October 1, 2009.  The Company continues to offer access to medical coverage until retirees become eligible for Medicare.  The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage.  The ING Americas Deferred Compensation Savings Plan is a deferred compensation plan that includes a 401(k) excess component.  The benefits charges allocated to the Company related to all of these plans for the years ended December 31, 2010, 2009, and 2008, were $2.1, $5.8, and $8.2, respectively.

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

(Dollar amounts in millions, unless otherwise stated)

10.                            Related Party Transactions

Operating Agreements

The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities.  The agreements are as follows:

¡              Underwriting and distribution agreement with Directed Services LLC (“DSL”) (successor by merger to Directed Services, Inc.), an affiliated broker-dealer, whereby DSL serves as the principal underwriter for variable insurance products issued by the Company.  DSL is authorized to enter into agreements with broker-dealers to distribute the Company’s variable products and appoint representatives of the broker-dealers as agents.  For the years ended December 31, 2010, 2009, and 2008, commissions were incurred in the amounts of $204.3, $268.0, and $603.8, respectively.

¡                           Asset management agreement with ING Investment Management LLC (“IIM”), an affiliate, in which IIM provides asset management, administration, and accounting services for ING USA’s general account.  The Company records a fee, which is paid quarterly, based on the value of the assets under management.  For the years ended December 31, 2010, 2009, and 2008, expenses were incurred in the amounts of $49.0, $51.0, and $85.9, respectively.

¡                           Intercompany agreement with DSL pursuant to which DSL agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues DSL earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company’s variable insurance products.  For the year ended December 31, 2010, revenue under the DSL intercompany agreement was $146.9.  Prior to January 1, 2010, the Company was a party to a service agreement with DSL pursuant to which the Company provided managerial and supervisory services to DSL and earned a fee.  This service agreement was terminated as of January 1, 2010. For the years ended December 31, 2009 and 2008, revenue for these services was $123.2 and $139.2, respectively.

¡                           Intercompany agreement with IIM pursuant to which IIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues IIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company’s variable insurance products.  For the year ended December 31, 2010, revenue under the IIM intercompany agreement was $32.0.

¡                           Services agreements with ING North America, dated September 1, 2000 and January 1, 2001, respectively, for administrative, management, financial, information technology, and finance and treasury services.  For the years ended December 31, 2010, 2009, and 2008, expenses were incurred in the amounts of $91.6, $77.1, and $93.0, respectively. Effective October 1, 2010, the services agreement with ING North America dated January 1, 2001, was amended in order for the Company to provide ING North America with use of the corporate office

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

facility at 5780 Powers Ferry Road, N.W., Atlanta, GA (the “Atlanta Office”) in exchange for ING North America’s payment of the Company’s direct and indirect costs for the Atlanta Office.

¡                           Services agreement between the Company and its U.S. insurance company affiliates dated January 1, 2001, amended effective January 1, 2002 and December 31, 2007, for administrative, management, professional, advisory, consulting, and other services.  For the years ended December 31, 2010, 2009, and 2008, expenses related to the agreements were incurred in the amount of $31.0, $26.3, and $21.6, respectively.

¡                           Administrative Services Agreement between the Company, ReliaStar Life Insurance Company of New York (“RLNY”), an affiliate, and other U.S. insurance company affiliates dated March 1, 2003, amended effective August 1, 2004, in which the Company and affiliates provide services to RLNY.  For the years ended December 31, 2010, 2009, and 2008, revenue related to the agreement was $2.1, $3.1, and $6.5, respectively.

¡                           ING Advisors Network, a group of broker-dealers formerly affiliated with the Company, distributes the Company’s annuity products.  For the years ended December 31, 2010, 2009, and 2008, ING Advisors Network sold new contracts of $117.5, $442.2, and $1,411.3, respectively. Certain of these affiliated broker-dealers were sold to Lightyear Capital LLC effective February 1, 2010.

¡                           Services agreement between the Company, Security Life of Denver Insurance Company (“SLD”), an affiliate, and IIM whereby IIM provides administrative, management, professional, advisory, consulting and other services to the Company and SLD with respect to its Financial Products unit.  For the years ended December 31, 2010, 2009, and 2008, the Company incurred expenses of $4.8, $7.6, and $8.9, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company’s expense and cost allocation methods.  Revenues and expenses recorded as a result of transactions and agreements with affiliates may not be the same as those incurred if the Company was not a wholly-owned subsidiary of its Parent.

Reinsurance Agreements

Reinsurance Ceded

Waiver of Premium – Coinsurance Funds Withheld

Effective October 1, 2010, the Company entered into a coinsurance funds withheld agreement with its affiliate, Security Life of Denver International Limited (“SLDI”).  Under the terms of the agreement, the Company ceded to SLDI 100% of the group life waiver of premium liability (except for groups covered under rate credit agreements) assumed from ReliaStar Life Insurance Company (“RLI”), an affiliate, related to the

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Group Annual Term Coinsurance Funds Withheld agreement between the Company and RLI described under “Reinsurance Assumed” below.

Upon inception of the agreement, the Company paid SLDI a premium of $245.6.  At the same time, the Company established a funds withheld liability for $188.5 to SLDI and SLDI purchased a $65.0 letter of credit to support the ceded Statutory reserves of $245.6.  In addition, the Company recognized a gain of $17.9 based on the difference between the premium paid and the ceded US GAAP reserves of $227.7, which offsets the $57.1 ceding allowance paid by SLDI.  The ceding allowance will be amortized over the life of the business.

As of December 31, 2010, the value of the funds withheld liability under this agreement was $191.3, which is included in Other liabilities on the Balance Sheets.

Group Term Life – Monthly Renewable Term

Effective June 30, 2009, the Company entered into a monthly renewable term (“MRT”) reinsurance agreement with Canada Life Assurance Company (“Canada Life”), an unaffiliated Canadian insurance company. Under the terms of the agreement, the Company ceded 90% of its net retained in-force block of group term life business and any new group term life business assumed from RLI, an affiliate, to Canada Life. The coinsurance agreement is accounted for using the deposit method. Effective October 1, 2010, the treaty was amended to discontinue ceding the group life waiver of premium business.

Guaranteed Living Benefit – Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, the Company entered into an automatic reinsurance agreement with its affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000.

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement.  For the years ended December 31, 2010 and 2009, revenue related to the agreement was $11.9 and $10.5, respectively.

Effective July 1, 2009, the reinsurance agreement was amended to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company, and the Company deposited those assets into a funds withheld trust account.  As of December 31, 2010, assets totaling $3.3 billion remain on deposit in the trust

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

account.  The Company also established a corresponding funds withheld liability to SLDI, which is included in Other liabilities on the Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account.  SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

At December 31, 2010 and 2009, the value of reserves ceded by the Company under this agreement was $955.4 and $878.6, respectively.  In addition, a cost of reinsurance in the amount of $355.9 and $372.8 at December 31, 2010 and 2009, respectively, is included in Other assets on the Balance Sheets and is amortized over the reinsurance period.

Multi-year Guaranteed Fixed Annuity – Coinsurance

Effective May 1, 2005, the Company entered into a coinsurance agreement with its affiliate, Security Life of Denver Insurance Company (“SLD”). Under the terms of the agreement, SLD assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by the Company between January 1, 2001 and December 31, 2003.  In addition, the Company assigned to SLD all future premiums received by the Company attributable to the ceded contracts.

Under the terms of the agreement, the Company ceded $2.5 billion in account balances and transferred a ceding commission and $2.7 billion in assets to SLD.

The coinsurance agreement is accounted for using the deposit method.  As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets.  The receivable will be adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission.  The Company incurred amortization expense of the negative ceding commission of $21.4, $17.9, and $19.9 for the years ended December 31, 2010, 2009, and 2008, respectively, which is recorded in Other expenses in the Statements of Operations.

Universal Life – Coinsurance

Effective January 1, 2000, the Company entered into a 100% coinsurance agreement with its affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement.  As of December 31, 2010 and 2009, the value of reserves ceded by the Company under this agreement was $18.1 and $17.8, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Guaranteed Investment Contract - Coinsurance

Effective August 20, 1999, the Company entered into a Facultative Coinsurance Agreement with its affiliate, SLD.  Under the terms of the agreement, the Company facultatively cedes to SLD, from time to time, certain GICs on a 100% coinsurance basis.  The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that SLD is also a major GIC issuer.  Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

The value of GIC reserves ceded by the Company under this agreement was $40.0 and $47.5 at December 31, 2010 and 2009, respectively.

Reinsurance Assumed

Level Premium Term Life Insurance - Stop-loss

Effective October 1, 2010, the Company entered into a stop-loss agreement with its affiliate, RLI under which the Company agreed to indemnify and reinsure RLI for the aggregate mortality risk under certain level premium term life insurance policies issued by RLI between January 1, 2009 and December 31, 2009 and certain level premium term life insurance policies assumed by RLI from ReliaStar Life Insurance Company of New York under an Automatic Coinsurance Agreement effective March 1, 2008.  Under the terms of the agreement, the Company will make benefit payments to RLI equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit.

There was no initial consideration received by the Company from RLI under this agreement. The Company receives monthly premiums, net of benefit payments, based on premium rates set forth in the respective agreements.  As such, there is no unearned reinsurance premium.

The stop-loss agreement is accounted for using the deposit method.  A fee receivable from affiliate of $0.5 is included in Future policy benefits and claims reserves on the Balance Sheets.  The fee is accrued for and subsequently settled in cash each quarterly accounting period.

Individual Life – Yearly Renewable Term

Effective December 1, 2008 and December 31, 2008, respectively, the Company entered into two yearly renewable term reinsurance agreements with its affiliate, RLI, for an indefinite duration.  Under the terms of the agreements, the Company assumed 100% of

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

RLI’s mortality risk associated with the net amount at risk under specific life insurance policies, including:

¡              Individual life policies issued by RLI and previously assumed by RLI from ReliaStar Life Insurance Company of New York (“RLNY”), with policy dates prior to January 1, 2000, including certain term life, universal life, variable universal life, and whole life, insurance policies.

¡                           In force individual life policies issued by RLI, where premiums are paid on the insured’s behalf through payroll deduction and which were marketed by employee benefit brokers.

the Company received initial consideration of $3.9 from RLI.  Thereafter, the Company receives monthly premiums, net of benefit payments, based on premium rates set forth in the respective agreements.  As such, there is no unearned reinsurance premium.

As of December 31, 2010 and 2009, the value of the reserves assumed by the Company under these agreements was $9.6 and $9.2, respectively.

Group Annual Term – Coinsurance Funds Withheld

Effective December 31, 2008, the Company entered into a coinsurance funds withheld agreement with RLI for an indefinite duration.  Under the terms of the agreement, the Company assumed 100% quota share of RLI’s net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 was equal to the aggregate reserve assumed by the Company.  Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders.  RLI will retain all reinsurance premiums payable to the Company as funds withheld, as security for ceded liabilities and against which ceded losses will be offset.  Monthly, the Company will receive or pay a net settlement.  This agreement was amended October 1, 2010 to better reflect the current investment environment and to modify the treatment of claims under certain policies under which claims are not paid in the form of a single lump sum; the underlying terms described above remained unchanged.  (Please see also description of Waiver of Premium - Coinsurance Funds Withheld Agreement between the Company and SLDI under “Reinsurance Ceded” above).

As of December 31, 2010 and 2009, the value of the reserves assumed by the Company under this agreement was $465.5 and $467.2, respectively.  In addition, as of December 31, 2010, the Company had an embedded derivative with a value of $8.5, which is recorded in Other liabilities on the Balance Sheets

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Group Life – Funds Withheld

Effective December 31, 2008, the Company entered into a funds withheld agreement with RLI pursuant to which the Company assumed 100% quota share of RLI’s net retained liability under assumed group life reinsurance in-force. Effective January 1, 2010 and as a result of the sale of ING’s U.S. Group Reinsurance business to Reinsurance Group of America, this agreement was terminated.

The initial premium of $60.0 for this agreement was equal to the net Statutory reserve assumed by the Company.  Thereafter, premiums were equal to the total earned reinsurance premiums collected by RLI, less a ceding commission.  RLI retained all reinsurance premiums payable to the Company as funds withheld, as security for ceded liabilities and against which ceded losses were offset.  Net settlements were made on a monthly basis.  In addition, the Company provided reserve credit (in the excess of the funds withheld balance) to RLI through either a cash deposit or letter of credit.  As of December 31, 2010 and 2009, the value of the reserves assumed by the Company under this agreement was $0 and $58.2, respectively.

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with ING AIH, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business.  Under this agreement, which became effective in January 2004 and expires on January 14, 2014, either party can borrow from the other up to 3.0% of the Company’s statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31.  Interest on any ING USA borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%.  Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

Under this agreement, the Company incurred interest expense of $0.0, $0.4, and $1.3, for the years ended December 31, 2010, 2009, and 2008, respectively. The Company earned interest income of $1.2, $1.7, and $2.8, for the years ended December 31, 2010, 2009, and 2008, respectively.  Interest expense and income are included in Interest expense and Net investment income, respectively, on the Statements of Operations. At December 31, 2010 and 2009, the Company had an outstanding receivable of $593.6 and $545.5, respectively, with ING AIH under the reciprocal loan agreement.

Total Return Swap

During December 2010, the Company entered into a series of interest rate swaps with external counterparties. The Company also entered into a short-term mirror total return swap (“TRS”) transaction with ING Verzekeringen N.V. (“ING V”), its indirect parent

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

company.  The outstanding market value of the TRS was $11.6 at December 31, 2010.  The TRS matured January 3, 2011.

Notes with Affiliates

The Company issued a 30-year surplus note in the principal amount of $35.0 on December 8, 1999, to its affiliate, SLD, which matures on December 7, 2029.  Interest is charged at an annual rate of 7.98%.  Payment of the note and related accrued interest is subordinate to payments due to contract owners and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner.  Interest expense was $2.8 for each of the years ended December 31, 2010, 2009, and 2008, respectively.

On December 29, 2004, the Company issued surplus notes in the aggregate principal amount of $400.0 (the “Notes”), scheduled to mature on December 29, 2034, to its affiliates, ING Life Insurance and Annuity Company, RLI, and SLDI, in an offering that was exempt from the registration requirements of the Securities Act of 1933.  The Notes bear interest at a rate of 6.26% per year.  Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner.  Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005.  Interest expense was $25.4 for each of the years ended December 31, 2010, 2009, and 2008, respectively.

Funding Agreement

On August 10, 2007, the Company issued an extendable funding agreement to its parent, Lion, upon receipt of a single deposit in the amount of $500.0.  To fund the purchase of the funding agreement, Lion issued a promissory note to its indirect parent company, ING Verzekeringen N.V. (“ING V”), which has been guaranteed by Lion’s immediate parent, ING AIH.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Proprietary Alpha Fund

The ING Proprietary Alpha Fund, LLC (“PAF”) is a multi-strategy investment fund established in 2007 as a U.S. domiciled limited liability company managed by ING Alternative Asset Management LLC (“IAAM”), an affiliate.  The investment strategies within PAF include both long and short exposures to various investments and utilize various fixed income, equity, and derivative financial instruments.  In September 2007, ING USA invested $125.0 into PAF.  The value of the Company’s investment in PAF was $13.4 and $13.7 at December 31, 2010 and 2009, respectively.

Derivatives

As of December 31, 2010 and 2009, the Company had options with a notional amount of $382.6 and $260.0, respectively, and market value of $14.0 and $12.1, respectively, with ING Bank, an affiliate.  Each of these contracts was entered into as a result of a competitive bid, which included unaffiliated counterparties.

11.                            Financing Agreements

The Company maintains a $50.0 uncommitted, perpetual revolving note facility with the Bank of New York (“BONY”).  Interest on any of the Company borrowing accrues at an annual rate equal to a rate quoted by BONY to the Company for the borrowing.  Under this agreement, the Company did not incur any interest expense for the years ended December 31, 2010, 2009, and 2008.  At December 31, 2010 and 2009, the Company had no amounts outstanding under the revolving note facility.

Also see Financing Agreements in the Related Party Transactions footnote.

12.                            Reinsurance

At December 31, 2010, the Company had reinsurance treaties with 15 unaffiliated reinsurers covering a portion of the mortality risks and guaranteed death and living benefits under its annuity contracts. The Company, as cedant, also has reinsurance treaties with two affiliates, SLD and SLDI, related to GICs, fixed annuities, variable annuities, and universal life insurance policies. In addition, the Company assumed reinsurance risk under reinsurance treaties with its affiliate, RLI, related to certain life insurance policies and employee benefit group annual term policies.  The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Reinsurance ceded in force for life mortality risks was $170.4 billion and $186.4 billion at December 31, 2010 and 2009, respectively.

	2010	2009
Claims recoverable from reinsurers	$14.4	$9.3
Amounts due to reinsurers	(26.2)	(26.1)
Reinsurance reserves ceded	1,368.7	1,068.9
Deposits	1,600.4	1,752.0
Reinsurance receivable	508.6	532.2
Other	15.5	13.7
Total	$3,481.4	$3,350.0

Premiums and Interest credited and other benefits to contract owners were reduced by the following amounts for reinsurance ceded for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Deposits ceded (assumed) under reinsurance	$829.1	$(2,034.2)	$1,632.0
Premiums ceded under reinsurance	260.0	94.4	2.1
Reinsurance recoveries	7.0	9.1	1,212.6

Also see Reinsurance Agreements in the Related Party Transactions footnote.

13.                            Commitments and Contingent Liabilities

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2017.

For the years ended December 31, 2010, 2009, and 2008, rent expense for leases was $8.4, $9.2, and $9.8, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2010 through 2014 are estimated to be $5.8, $6.7, $7.3, $7,4, and $7.1, respectively, and $8.4, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties.  Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

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

As of December 31, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $529.2, of which $153.0 was with related parties. At December 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $354.6, of which $193.0 was with related parties.  During 2010 and 2009, $41.0 and $19.5, respectively, was funded to related parties under these commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA.  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of December 31, 2010 and 2009, the Company held $57.9 and $32.1, respectively, of cash collateral, related to derivative contracts, which was included in Payables under securities loan agreement, including collateral held, on the Balance Sheets.  In addition, as of December 31, 2010 and 2009, the Company delivered collateral of $749.7 and $574.6, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Balance Sheets.

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

Regulatory Matters

As with many financial services companies, the Company and its affiliates periodically receive informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry.  Some of these investigations and inquiries could result in regulatory action against the Company.  The potential outcome of such action is difficult to predict but could subject the Company or its affiliates to adverse consequences, including, but not

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

limited to, settlement payments, penalties, fines, and other financial liability.  It is not currently anticipated that the outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.  It is the practice of the Company and its affiliates to cooperate fully in these matters.

14.                            Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive loss as of December 31, 2010, 2009, and 2008.

	2010	2009	2008
Net unrealized capital (losses) gains:
Fixed maturities	681.2	$(554.7)	$(3,234.0)
Derivatives	0.3	-	-
Equity securities, available-for-sale	8.1	3.5	(3.7)
DAC/VOBA adjustment on available-for-sale securities	(458.3)	(64.3)	1,139.7
Sales inducements adjustment on available-for-sale securities	(80.5)	(0.1)	102.2
Other investments	(35.7)	(25.0)	(6.2)
Unrealized capital losses, before tax	115.1	(640.6)	(2,002.0)
Deferred income tax asset	19.8	111.3	670.9
Net unrealized capital (losses) gains	134.9	(529.3)	(1,331.1)
Pension liability, net of tax	(2.6)	(3.2)	(2.6)
Accumulated other comprehensive loss	$132.3	$(532.5)	$(1,333.7)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Fixed maturities	$1,236.2	$2,679.3	$(3,111.7)
Equity securities, available-for-sale	4.6	7.2	1.8
DAC/VOBA adjustment on available-for-sale securities	(394.0)	(1,204.0)	1,176.6
Sales inducements adjustment on available-for-sale securities	(80.4)	(102.3)	101.7
Other investments	(10.7)	0.9	0.2
Unrealized capital gains (losses), before tax	755.7	1,381.1	(1,831.4)
Deferred income tax (liability) asset	(264.5)	(483.4)	641.0
Net change in unrealized capital gains (losses)	$491.2	$897.7	$(1,190.4)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Net unrealized capital holding (losses) gains arising during the year (1)	$500.6	$717.7	$(1,877.2)
Less: reclassification adjustment for (losses) gains and other items included in Net (loss) income (2)	9.4	(180.0)	(686.8)
Net change in unrealized capital (losses) gains on securities	$491.2	$897.7	$(1,190.4)

(1) Pretax unrealized capital holding gains (losses) arising during the year were $770.2, $1,104.1, and $(2,888.0), for the years ended December 31, 2010, 2009, and 2008, respectively.

(2) Pretax reclassification adjustments for gains (losses) and other items included in Net (loss) income were $14.5, $(277.0), and $(1,056.6), for the years ended December 31, 2010, 2009, and 2008, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by specific identification of each security sold during the period.

QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, unless otherwise stated)

2010	First	Second	Third	Fourth
Total revenue	$375.0	$1,466.4	$201.4	$(120.2)
(Loss) income before income taxes	5.4	(106.7)	130.9	(3.4)
Income tax (benefit) expense	(1.2)	(54.9)	(6.7)	7.7
Net (loss) income	$6.6	$(51.8)	$137.6	$(11.1)

2009	First	Second	Third	Fourth
Total revenue	$543.7	$(209.2)	$(141.0)	$452.0
(Loss) income before income taxes	(327.4)	(1.2)	42.3	153.0
Income tax (benefit) expense	(91.8)	0.9	(35.4)	(10.2)
Net (loss) income	$(235.6)	$(2.1)	$77.7	$163.2

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment, management has used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Title IX, Section 989G of the Dodd-Frank Act, which provides non-accelerated filers such as the Company with an exemption from Section 404(b) of the Sarbanes-Oxley Act, the provision that otherwise requires an issuer to provide an attestation report by its registered public accounting firm on management’s assessment of internal control over financial reporting.

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

b)                       Designation of Board Financial Expert

The Company has designated Ewout L. Steenbergen, Director, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002.  Because the Company is not subject to the requirements of Exchange Act Rule 10A-3, it does not have any outside directors sitting on its board.

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

Item 13.                 Certain Relationships, Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.    Principal Accounting Fees and Services

(Dollar amounts in millions, unless otherwise stated)

In 2010 and 2009, Ernst & Young LLP (“Ernst & Young”) served as the principal external auditing firm for ING, including ING USA.  ING subsidiaries, including ING USA, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary.  Ernst & Young fees allocated to the Company for the years ended December 31, 2010 and 2009 are detailed below, along with a description of the services rendered by Ernst & Young to the Company.

	2010	2009
Audit fees	$1.5	$1.7
Audit-related fees	0.5	0.8
Tax fees	0.1	-	*
All other fees	0.1	-	*
	$2.2	$2.5

* Less than $0.1.

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

Tax Fees

There were minimal tax fees allocated to ING USA in 2010 and 2009.  Tax fees allocated to ING USA were primarily for tax compliance and accounting for income taxes.  These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to ING USA in 2010 and 2009 under the category “all other fees.”  Other fees allocated to ING USA under this category typically include fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consist primarily of advisory services.

Pre-approval Policies and Procedures

ING USA has adopted the pre-approval policies and procedures of ING. Audit, audit-related, and non-audit services provided to the Company by ING’s independent auditors are included in the total amounts for ING and pre-approved by ING’s audit committee.  Pursuant to ING’s pre-approval policies and procedures, the ING audit committee is required to pre-approve all services provided by ING’s independent auditors to ING and its affiliates, including the Company.  The ING pre-approval policies and procedures distinguish five types of services:  (1) audit services, (2) audit-related services, (3) tax services, (4) other services that are not audit, audit-related, tax, or prohibited services, and (5) prohibited services (as described in the Sarbanes-Oxley Act).

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

In 2010 and 2009, 100% of each of the audit related services, tax services, and all other services were pre-approved by ING’s audit committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)                               The following documents are filed as part of this report:

1.        Financial statements. See Item 8. on page 126

2.                              Financial statement schedules. See Index to Financial Statement Schedules on page 220

3.        Exhibits.  See Exhibit Index on page 225

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING USA Annuity and Life Insurance Company

We have audited the financial statements of ING USA Annuity and Life Insurance Company as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated March 30, 2011.  Our audits also included the financial statement schedules listed in Item 15.  These schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

March 30, 2011

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule I

Summary of Investments - Other than Investments in Affiliates

As of December 31, 2010

(In millions)

			Amount
			Shown on
Type of Investments	Cost	Value*	Balance Sheets
Fixed maturities
U.S. Treasuries	$1,595.7	$1,612.7	$1,612.7
U.S. government agencies and authorities	24.2	24.3	24.3
State, municipalities, and political subdivisions	126.5	118.5	118.5
Public utilities securities	1,526.4	1,591.2	1,591.2
Other U.S. corporate securities	7,514.5	7,817.7	7,817.7
Foreign securities (1)	5,217.5	5,398.9	5,398.9
Residential mortgage-backed securities	2,028.7	2,171.0	2,171.0
Commercial mortgage-backed securities	2,112.2	2,198.9	2,198.9
Other asset-backed securities	1,213.9	1,107.6	1,107.6
Total fixed maturities, including securities pledged to creditors	$21,359.6	$22,040.8	$22,040.8

Equity securities, available-for-sale	$142.1	$150.2	$150.2

Mortgage loans on real estate	$2,967.9	$3,036.0	$2,967.9
Policy loans	122.1	122.1	122.1
Other investments	1.8	1.8	1.8
Loan-Dutch State oligation	843.9	795.7	843.9
Derivatives	121.3	293.1	293.1
Limited partnerships/corporations	295.8	295.8	295.8
Short-term investments	939.2	939.2	939.2
Total investments	$26,793.7	$27,674.7	$27,654.8

* See Notes 2 and 3 of Notes to Financial Statements.

(1) The term “foreign” includes foreign governments, foreign political subdivisions, foreign public utilities, and all other bonds of foreign issuers.  Substantially all of the Company’s foreign securities are denominated in U.S. dollars.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule IV

Reinsurance Information

As of and for the years ended December 31, 2010, 2009, and 2008

(In millions)

					Percentage
					of Assumed
	Gross	Ceded	Assumed	Net	to Net
Year ended December 31, 2010
Life insurance in force	$222,066.2	$170,436.4	$1,104.2	$52,734.0	2.1%
Premiums:
Life insurance	17.7	259.9	522.8	280.6
Accident and health insurance	0.1	0.1	-	-
Total premiums	$17.8	$260.0	$522.8	$280.6

Year ended December 31, 2009
Life insurance in force	$194,182.3	$186,404.2	$74,068.0	$81,846.1	90.5%
Premiums:
Life insurance	19.8	94.2	768.5	786.1
Accident and health insurance	0.2	0.2	-	-
Total premiums	$20.0	$94.4	$768.5	$786.1

Year ended December 31, 2008
Life insurance in force	$7,921.7	$633.1	$193,062.4	$200,351.0	96.4%
Premiums:
Life insurance	21.1	2.0	-	19.1
Accident and health insurance	0.1	0.1	-	-
Total premiums	$21.2	$2.1	$-	$19.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2011	ING USA Annuity and Life Insurance Company
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 23, 2011.

Signatures		Title

/s/	Patrick G. Flynn	Chairman and Director
Patrick G. Flynn

/s/	Donald W. Britton	Director
Donald W. Britton

/s/	Robert G. Leary	Director
Robert G. Leary

/s/	Catherine H. Smith	Director
Catherine H. Smith

/s/	Lynne R. Ford	Director
Lynne R. Ford

/s/	Michael S. Smith	Director and President
Michael S. Smith

/s/	Ewout L. Steenbergen	Director, Executive Vice President and
	Ewout L. Steenbergen	Chief Financial Officer

/s/	Steven T. Pierson	Senior Vice President and
	Steven T. Pierson	Chief Accounting Officer

ING USA ANNUITY AND LIFE INSURANCE COMPANY

Form 10-K for Fiscal Year Ended December 31, 2010

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

4.7

Interests in Fixed Account II under Variable Annuity Contracts - Incorporated herein by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 2, 2000 (File No. 333-28679, 811-5626), Incorporated herein by reference to Post- Effective Amendment No. 2 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on February 26, 2001 (File Nos. 333-30180, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 23, 1999 (File Nos. 333-28755, 811-5626), Incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on April 23, 1999 (File Nos. 333-66757, 811-5626), Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on October 26, 2001 (File Nos. 333-63692, 811-5626), Incorporated herein by reference to Pre- Effective Amendment No. 1 to Registration Statement on Form N-4 for Separate Account B of Golden American Life Insurance Company as filed with the SEC on December 11, 2001 (File Nos. 333-70600, 811-5626), Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on April 16, 2003 (File Nos. 333-90516, 811-5626) and Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 for Golden American Life Insurance Company Separate Account B, as filed with the SEC on July 3, 2003 (File Nos. 333-101487, 811-5626).

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

10.22

Coinsurance Agreement, effective May 1, 2005, between ING USA Annuity and Life Insurance Company and Security Life of Denver Insurance Company, incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on August 15, 2005 (File No. 033-87270).

10.23

Amendment Number 2006-1, dated as of September 11, 2006, to the Services Agreement between ING USA Annuity and Life Insurance Company and ING North America Insurance Company, incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on November 14, 2006 (File No. 001-32625).

10.24

Second Amendment, effective as of July 31, 2007, to Services Agreement, between Golden American Life Insurance Company (nka ING USA Annuity and Life Insurance Company) & Directed Services Inc. (nka Directed Services LLC), incorporated by reference from Exhibit 10.24 to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 28, 2008 (File No. 001-32625).

10.25

Amendment Number 2007-1 to Reciprocal Loan Agreement, dated as of December 31, 2007, between ING USA and ING America Insurance Holdings, Inc., incorporated by reference from Exhibit 10.25 to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 28, 2008 (File No. 001-32625).

10.26

Amendment Number 2007-1 to Services Agreement, dated as of December 31, 2007, between ING USA and the affiliated companies listed on Exhibit B to the Agreement, incorporated by reference from Exhibit 10.26 to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 28, 2008 (File No. 001-32625).

10.27

ING USA Guaranteed Funding Agreement, effective August 10, 2007, issued by ING USA Annuity and Life Insurance Company to Lion Connecticut Holdings, Inc., incorporated by reference from Exhibit 10.2 to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on November 13, 2007 (File No. 001-32625).

10.28

Amendment Number 2008-1 to Services Agreement, effective October 1, 2008, among ING USA Annuity and Life Insurance Company and the affiliated companies listed on Exhibit B to the Agreement, incorporated by reference from Exhibit 10.28 to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 31, 2009 (File No. 001-32625).

10.29

Amendment Number 4, effective January 1, 2009, to Investment Advisory Agreement, between ING USA Annuity and Life Insurance Company and ING Investment Management LLC, incorporated by reference from Exhibit 10.29 to ING USA Annuity and Life Insurance Company’s Form 10-K 2009 filed with the SEC on March 31, 2010 (File No. 001-032625).

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

10.32

Third Amendment to Lease, effective February 11, 2010, between ING USA Annuity and Life Insurance Company and Lexington Lion Dunwoody, L.P., incorporated by reference from Exhibit 10 to ING USA Annuity and Life Insurance Company’s Form 10-Q filed on May 14, 2010 (File No. 001-032625).

10.33+	Amendment 2010-1 to Services Agreement, dated as of October 1, 2010, between ING USA Annuity and Life Insurance Company and ING North America Insurance Company.

10.34+

Amendment dated as of November 26, 2010, to ING USA Participation Agreement, dated as of March 31, 2009, by and among ING USA Annuity and Life Insurance Company, ING Support Holding B.V. and ING Groep N.V.

10.35+	Intercompany Agreement, effective January 1, 2010, between ING USA Annuity and Life Insurance Company and Directed Services LLC.

10.36+

Amendment to terminate as of January 1, 2010, a Services Agreement, effective January 1, 1994, as amended effective March 7, 1995 and July 7, 2007, between ING USA Annuity and Life Insurance Company and Directed Services LLC.

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