Form 10-Q
period 2011-03-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2011-05-13
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to

Commission File Number:    333-133154, 333-133076, 333-133153, 333-133155, 333-158928, 333-133152

ING USA ANNUITY AND LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Iowa	41-0991508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1475 Dunwoody Drive
West Chester, Pennsylvania	19380-1478
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of May 6, 2011, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for the period ended March 31, 2011

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Narrative Analysis of the Results of Operations and Financial Condition,” contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of the Company, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in Part II, Item 1A. “Risk Factors” and in the “Forward-Looking Information/Risk Factors” in Part I, Item 2. of this Form 10-Q as well as those discussed in Part I, Item 1A. “Risk Factors” in the Company’s 2010 Annual Report on Form 10-K.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I.                                                    FINANCIAL INFORMATION (UNAUDITED)

Item 1.                                                           Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
Revenues:
Net investment income	$357.4	$319.0
Fee income	279.0	268.2
Premiums	115.0	49.6
Net realized capital losses:
Total other-than-temporary impairment losses	(64.9)	(71.5)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	2.9	46.0
Net other-than-temporary impairments recognized in earnings	(62.0)	(25.5)
Other net realized capital losses	(338.0)	(236.4)
Total net realized capital losses	(400.0)	(261.9)
Other income	0.3	0.1
Total revenue	351.7	375.0
Benefits and expenses:
Interest credited and other benefits to contract owners	118.5	184.9
Operating expenses	107.4	101.4
Net amortization of deferred policy acquisition costs and value of business acquired	70.8	65.6
Interest expense	7.8	8.0
Other expense	9.3	9.7
Total benefits and expenses	313.8	369.6
Income before income taxes	37.9	5.4
Income tax expense (benefit)	16.7	(1.2)
Net income	$21.2	$6.6

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,613.7 at 2011 and $20,235.3 at 2010)	$21,346.0	$20,913.7
Fixed maturities at fair value using the fair value option	250.0	237.7
Equity securities, available-for-sale, at fair value (cost of $132.3 at 2011 and $142.1 at 2010)	139.4	150.2
Short-term investments	970.8	939.2
Mortgage loans on real estate	3,041.9	2,967.9
Policy loans	119.5	122.1
Loan - Dutch State obligation	780.3	843.9
Limited partnerships/corporations	305.9	295.8
Derivatives	280.6	293.1
Other investments	1.9	1.8
Securities pledged (amortized cost of $745.2 at 2011 and $886.6 at 2010)	733.1	889.4
Total investments	27,969.4	27,654.8
Cash and cash equivalents	132.1	71.5
Short-term investments under securities loan agreement, including collateral delivered	97.9	145.1
Accrued investment income	252.8	233.4
Receivable for securities sold	43.4	16.9
Premium receivable	36.1	38.0
Deposits and reinsurance recoverable	3,491.1	3,481.4
Deferred policy acquisition costs	3,143.7	3,155.0
Value of business acquired	65.3	68.1
Sales inducements to contract owners	662.5	665.9
Short-term loan to affiliate	375.2	593.6
Due from affiliates	29.5	92.8
Other assets	394.7	420.0
Assets held in separate accounts	45,057.1	44,413.3
Total assets	$81,750.8	$81,049.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$27,532.7	$27,137.3
Payable for securities purchased	17.7	3.1
Payables under securities loan agreement, including collateral held	159.7	203.0
Notes to affiliates	435.0	435.0
Due to affiliates	102.3	120.3
Current income taxes	22.0	79.2
Deferred income taxes	166.3	181.0
Other liabilities	3,919.9	4,242.4
Liabilities related to separate accounts	45,057.1	44,413.3
Total liabilities	77,412.7	76,814.6

Shareholder’s equity:
Common stock (250,000 shares authorized, issued and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,966.2	5,921.7
Accumulated other comprehensive income (loss)	169.5	132.3
Retained earnings (deficit)	(1,800.1)	(1,821.3)
Total shareholder’s equity	4,338.1	4,235.2
Total liabilities and shareholder’s equity	$81,750.8	$81,049.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2010	$2.5	$5,172.7	$(532.5)	$(1,902.6)	$2,740.1
Comprehensive income:
Net income	—	—	—	6.6	6.6
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains (losses) on securities ($338.5 pretax and net of DAC)	—	—	259.6	—	259.6
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss) (($36.4) pretax and net of DAC)	—	—	(23.7)	—	(23.7)
Total comprehensive income					242.5
Contribution of capital	—	239.0	—	—	239.0
Employee share-based payments	—	0.4	—	—	0.4
Balance at March 31, 2010	$2.5	$5,412.1	$(296.6)	$(1,896.0)	$3,222.0

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2011	$2.5	$5,921.7	$132.3	$(1,821.3)	$4,235.2
Comprehensive income:
Net income	—	—	—	21.2	21.2
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains (losses) on securities ($37.2 pretax and net of DAC)	—	—	19.2	—	19.2
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss) ($27.7 pretax and net of DAC)	—	—	18.0	—	18.0
Total comprehensive income					58.4
Contribution of capital	—	44.0	—	—	44.0
Employee share-based payments	—	0.5	—	—	0.5
Balance at March 31, 2011	$2.5	$5,966.2	$169.5	$(1,800.1)	$4,338.1

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$365.5	$1,347.5
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities	1,141.7	2,149.5
Equity securities, available-for-sale	15.4	2.3
Mortgage loans on real estate	162.5	204.1
Limited partnerships/corporations	5.5	0.4
Acquisition of:
Fixed maturities	(1,475.9)	(1,853.4)
Equity securities, available-for-sale	(3.4)	(10.1)
Mortgage loans on real estate	(238.5)	(75.1)
Limited partnerships/corporations	(7.3)	(12.7)
Derivatives, net	(441.2)	(275.4)
Short-term investments, net	(31.6)	(1,095.8)
Loan-Dutch State obligation, net	63.6	92.8
Policy loans, net	2.6	2.2
Collateral held, net	3.9	5.8
Other investments, net	—	(0.3)
Other, net	—	(163.7)
Net cash used in investing activities	(802.7)	(1,029.4)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,170.3	534.5
Maturities and withdrawals from investment contracts	(998.0)	(668.4)
Block of deposits coinsured to affiliate	63.2	26.2
Reinsurance recoverable on investment contracts	(0.1)	0.1
Short-term repayments of repurchase agreements, net	—	(311.1)
Short-term loans to affiliates	218.4	(107.1)
Capital contribution from parent	44.0	239.0
Net cash provided by (used in) financing activities	497.8	(286.8)
Net increase in cash and cash equivalents	60.6	31.3
Cash and cash equivalents, beginning of period	71.5	37.8
Cash and cash equivalents, end of period	$132.1	$69.1

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

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

The condensed financial statements and notes as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

The condensed financial statements reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows, for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company’s 2010 Annual Report on Form 10-K.  The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

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

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

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

The Company has one operating segment.

Recently Adopted Accounting Standards

Consolidation Analysis of Investments Held through Separate Accounts

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-15, “Financial Services - Insurance (Accounting Standards CodificationTM (“ASC”) Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), which clarifies that an insurance entity generally should not consider any separate account interests in an investment held for the benefit of policy holders to be the insurer’s interests, and should not combine those separate account interests with its general account interest in the same investment when assessing the investment for consolidation.

The provisions of ASU 2010-15 were adopted by the Company on January 1, 2011.  The Company determined that there were no effects on its financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under ASC Topic 944.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, “Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires certain existing disclosures to be disaggregated by class of financing receivable, including the rollforward of the allowance for credit losses, with the ending balance further disaggregated on the basis of impairment method.  For each disaggregated ending balance, an entity is required also to disclose the related recorded investment in financing receivables, the nonaccrual status of financing receivables, and impaired financing receivables.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

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

The provisions of ASU 2010-20 were adopted by the Company on December 31, 2010, and are included in the Financial Instruments footnote to these Condensed Financial Statements, except for the disclosures about troubled debt restructurings.  The disclosures that include information for activity that occurs during a reporting period, which are effective for periods beginning after December 15, 2010, were adopted by the Company on, January 1, 2011 and are included in the Financial Instruments footnote to these Condensed Financial Statements. As this pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

•          Valuation techniques and inputs for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.

The provisions of ASU 2010-06 were adopted by the Company on January 1, 2010, except for the disclosures related to the Level 3 reconciliation, which were adopted by the Company on January 1, 2011.  The disclosures required by ASU 2010-06 are included in the Financial Instruments footnote to these Condensed Financial Statements.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

In addition, in February 2010, the FASB issued ASU 2010-10, “Consolidation (ASC Topic 810): Amendments for Certain Investment Funds” (ASU 2010-10), which primarily defers to ASU 2009-17 for an investment in an entity that is accounted for as an investment company.

The provisions of ASU 2009-17 and ASU 2010-10 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous US GAAP. The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments footnote to these Condensed Financial Statements.

Accounting for Transfers of Financial Assets

In December 2009, the FASB issued ASU 2009-16 “Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which eliminates the QSPE concept and requires a transferor of financial assets to:

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

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

New Accounting Pronouncements

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued ASU 2011-02, “Receivables (ASC Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”), which clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether the debtor is experiencing financial difficulties, as follows:

•      If a debtor does not have access to funds at a market rate for similar debt, the restructuring would be considered to be at a below-market rate;

•      An increase in the contractual interest rate does not preclude the restructuring from being considered a concession, as the new rate could still be below the market interest rate;

•      A restructuring that results in a delay in payment that is insignificant is not a concession;

•      A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt without the modification to determine if the debtor is experiencing financial difficulties; and

•      A creditor is precluded from using the effective interest rate test.

Also, ASU 2011-02 requires disclosure of the information in ASU 2010-20, which was previously deferred by ASU 2011-01.

The provisions of ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2011-02.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

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

Significant Accounting Policies

For a description of significant accounting policies, see the Organization and Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2010 Annual Report on Form 10-K.  There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2010 Annual Report on Form 10-K.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

2.             Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities were as follows as of March 31, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,421.3	$13.6	$22.9	$1,412.0	$—
U.S. government agencies and authorities	19.4	0.1	0.3	19.2	—
State, municipalities, and political subdivisions	104.7	—	10.8	93.9	—

U.S. corporate securities:
Public utilities	1,180.5	47.2	24.2	1,203.5	—
Other corporate securities	8,082.7	364.3	74.6	8,372.4	0.3
Total U.S. corporate securities	9,263.2	411.5	98.8	9,575.9	0.3

Foreign securities(1):
Government	357.9	21.7	2.1	377.5	—
Other	5,331.8	228.9	74.3	5,486.4	0.1
Total foreign securities	5,689.7	250.6	76.4	5,863.9	0.1

Residential mortgage-backed securities	1,949.0	237.3	81.2	2,105.1	68.1
Commercial mortgage-backed securities	2,084.2	151.1	15.5	2,219.8	6.1
Other asset-backed securities	1,077.4	19.7	57.8	1,039.3	4.7

Total fixed maturities, including securities pledged	21,608.9	1,083.9	363.7	22,329.1	79.3
Less: securities pledged	745.2	6.4	18.5	733.1	—
Total fixed maturities	20,863.7	1,077.5	345.2	21,596.0	79.3
Equity securities	132.3	7.2	0.1	139.4	—
Total investments	$20,996.0	$1,084.7	$345.3	$21,735.4	$79.3

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,595.7	$19.4	$2.4	$1,612.7	$—
U.S. government agencies and authorities	24.2	0.3	0.2	24.3	—
State, municipalities, and political subdivisions	126.5	3.6	11.6	118.5	—

U.S. corporate securities:
Public utilities	1,526.4	83.2	18.4	1,591.2	—
Other corporate securities	7,514.5	366.7	63.5	7,817.7	0.3
Total U.S. corporate securities	9,040.9	449.9	81.9	9,408.9	0.3

Foreign securities(1):
Government	474.6	39.0	4.3	509.3	—
Other	4,742.9	216.7	70.0	4,889.6	0.1
Total foreign securities	5,217.5	255.7	74.3	5,398.9	0.1

Residential mortgage-backed securities	2,028.7	240.8	98.5	2,171.0	67.2
Commercial mortgage-backed securities	2,112.2	125.8	39.1	2,198.9	7.3
Other asset-backed securities	1,213.9	17.8	124.1	1,107.6	32.1

Total fixed maturities, including securities pledged	21,359.6	1,113.3	432.1	22,040.8	107.0
Less: securities pledged	886.6	17.5	14.7	889.4	—
Total fixed maturities	20,473.0	1,095.8	417.4	21,151.4	107.0
Equity securities	142.1	8.1	—	150.2	—
Total investments	$20,615.1	$1,103.9	$417.4	$21,301.6	$107.0

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, including securities pledged, as of March 31, 2011, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$982.3	$1,000.9
After one year through five years	5,502.1	5,731.2
After five years through ten years	5,799.9	5,966.3
After ten years	4,214.0	4,266.5
Mortgage-backed securities	4,033.2	4,324.9
Other asset-backed securities	1,077.4	1,039.3
Fixed maturities, including securities pledged	$21,608.9	$22,329.1

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the State of the Netherlands (the “Dutch State”) loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at March 31, 2011 and December 31, 2010.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At March 31, 2011 and December 31, 2010, approximately 24.5% and 22.9%, respectively, of the Company’s CMO holdings were invested in those types of CMOs such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs,.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At March 31, 2011 and December 31, 2010, the Company had $1,579.6, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and claims reserves, in the Condensed Balance Sheets. At March 31, 2011 and December 31, 2010, assets with a market value of $1,868.5 and $1,930.1, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included as a liability on the Condensed Balance Sheets. At March 31, 2011 and December 31, 2010, the Company did not have securities pledged in dollar rolls and repurchase agreement transactions. The Company did not have a repurchase obligation related to dollar rolls and repurchase agreements at March 31, 2011 and December 31, 2010, respectively.  In addition, at March 31, 2011, the Company did not hold any collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At March 31, 2011 and December 31, 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at March 31, 2011.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At March 31, 2011 and December 31, 2010, the fair value of loaned securities was $93.6 and $139.7, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of collateralized loan obligations of $3.8 and $2.7 at March 31, 2011 and December 31, 2010, respectively, is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at March 31, 2011 and December 31, 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$157.7	43.4%	$14.9	4.1%	$124.6	28.8%	$12.4	2.9%
More than six months and twelve months or less below amortized cost	21.4	5.9%	0.4	0.1%	2.2	0.5%	0.1	0.0%
More than twelve months below amortized cost	90.6	24.9%	78.7	21.6%	124.9	28.9%	167.9	38.9%
Total unrealized capital losses	$269.7	74.2%	$94.0	25.8%	$251.7	58.2%	$180.4	41.8%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at March 31, 2011 and December 31, 2010.

	Six Months	More than
	or Less	Six Months and	More than	Total
	Below	Twelve Months	Twelve Months	Unrealized
	Amortized	or Less Below	Below	Capital
	Cost	Amortized Cost	Amortized Cost	Losses
2011
Interest rate or spread widening	$160.8	$20.8	$27.6	$209.2
Mortgage and other asset-backed securities	11.8	1.0	141.7	154.5
Total unrealized capital losses	$172.6	$21.8	$169.3	$363.7
Fair value	$5,829.2	$323.6	$1,181.3	$7,334.1

2010
Interest rate or spread widening	$128.4	$2.1	$39.9	$170.4
Mortgage and other asset-backed securities	8.6	0.2	252.9	261.7
Total unrealized capital losses	$137.0	$2.3	$292.8	$432.1
Fair value	$5,096.8	$86.9	$1,622.6	$6,806.3

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at March 31, 2011 and December 31, 2010.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$748.7	$22.9	$—	$—	$—	$—	$748.7	$22.9
U.S. government agencies and authorities	18.0	0.3	—	—	—	—	18.0	0.3
U.S. corporate, state, and municipalities	2,793.3	82.9	182.6	14.1	198.7	12.6	3,174.6	109.6
Foreign	1,526.4	54.7	57.9	6.7	151.0	15.0	1,735.3	76.4
Residential mortgage-backed	474.2	8.4	82.2	1.0	307.4	71.8	863.8	81.2
Commercial mortgage-backed	101.8	2.1	—	—	205.8	13.4	307.6	15.5
Other asset-backed	166.8	1.3	0.9	—	318.4	56.5	486.1	57.8
Total	$5,829.2	$172.6	$323.6	$21.8	$1,181.3	$169.3	$7,334.1	$363.7

2010
U.S. Treasuries	$677.8	$2.4	$—	$—	$—	$—	$677.8	$2.4
U.S. government agencies and authorities	18.1	0.2	—	—	—	—	18.1	0.2
U.S. corporate, state, and municipalities	2,494.7	73.0	37.1	1.0	258.9	19.5	2,790.7	93.5
Foreign	1,277.5	52.8	35.8	1.1	195.4	20.4	1,508.7	74.3
Residential mortgage-backed	472.6	7.2	1.0	0.1	336.5	91.2	810.1	98.5
Commercial mortgage-backed	22.6	0.4	4.3	0.1	390.2	38.6	417.1	39.1
Other asset-backed	133.5	1.0	8.7	—	441.6	123.1	583.8	124.1
Total	$5,096.8	$137.0	$86.9	$2.3	$1,622.6	$292.8	$6,806.3	$432.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 87.5% of the average book value as of March 31, 2011.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$6,229.9	$75.2	$190.6	$19.8	590	18
More than six months and twelve months or less below amortized cost	483.6	9.2	31.2	3.0	91	3
More than twelve months below amortized cost	618.3	281.6	31.9	87.2	87	89
Total	$7,331.8	$366.0	$253.7	$110.0	768	110

2010
Six months or less below amortized cost	$5,650.7	$49.3	$172.3	$13.2	585	14
More than six months and twelve months or less below amortized cost	289.5	18.9	15.9	4.8	46	3
More than twelve months below amortized cost	688.7	541.3	40.6	185.3	95	137
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%

2011
U.S. Treasuries	$771.6	$—	$22.9	$—	5	—
U.S. government agencies and authorities	18.3	—	0.3	—	2	—
U.S. corporate, state and municipalities	3,240.1	44.1	98.6	11.0	313	5
Foreign	1,784.4	27.3	68.9	7.5	152	5
Residential mortgage-backed	769.1	175.9	28.5	52.7	132	69
Commercial mortgage-backed	310.3	12.8	11.9	3.6	26	3
Other asset-backed	438.0	105.9	22.6	35.2	138	28
Total	$7,331.8	$366.0	$253.7	$110.0	768	110

2010
U.S. Treasuries	$680.2	$—	$2.4	$—	2	—
U.S. government agencies and authorities	18.3	—	0.2	—	2	—
U.S. corporate, state and municipalities	2,850.0	34.2	84.1	9.4	279	6
Foreign	1,563.7	19.3	69.2	5.1	142	7
Residential mortgage-backed	636.6	272.0	22.1	76.4	121	77
Commercial mortgage-backed	418.6	37.6	22.1	17.0	27	9
Other asset-backed	461.5	246.4	28.7	95.4	153	55
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

At March 31, 2011, the Company held no fixed maturities with an unrealized capital loss in excess of $10.0.  At December 31, 2010, the Company had 1 fixed maturity with an unrealized capital loss in excess of $10.0. The unrealized capital loss on this fixed maturity equaled $17.8, or 4.1% of the total unrealized capital losses, as of December 31, 2010.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in Other-Than-Temporary Impairments (“OTTI”), which follows this section. After detailed impairment analysis was completed, management determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired, and therefore no further other-than-temporary impairment was necessary.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

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

When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow needs.

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Condensed Statements of Operations as an OTTI.  If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) on the Condensed Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Condensed Balance Sheets.

In order to determine the amount of the OTTI that is considered a credit impairment, the Company utilizes the following methodology and significant inputs:

•          Recovery value is estimated by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security.  The effective interest rate is the current yield prior to impairment for a fixed rate security or current coupon yield for a floating rate security.

•          Collectability and recoverability are estimated using the same considerations as the Company uses in its overall impairment analysis which includes, but is not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

•          Additional factors considered for structured securities such as Residential Mortgage-backed Securities (“RMBS”), Commercial Mortgage-backed Securities (“CMBS”) and other Asset-backed Securities (“ABS”) include, but are not limited to, quality of underlying collateral, anticipated loss severities, collateral default rates, and other collateral characteristics such as vintage, repayment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding noncredit impairments included in Accumulated other comprehensive income (loss), by type for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$1.9	3	$1.3	5
Foreign(1)	2.8	8	11.9	6
Residential mortgage-backed	0.4	9	6.5	43
Commercial mortgage-backed	1.2	1	2.1	1
Other asset-backed	53.7	46	3.3	14
Public utilities	—	—	0.2	3
Mortgage loans on real estate	2.0	3	0.2	1
Total	$62.0	70	$25.5	73

(1)    Primarily U.S. dollar denominated.

The above tables include $6.6 and $22.3 for the three months ended March 31, 2011 and 2010, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining $55.4 and $3.2 in write-downs for the three months ended March 31, 2011 and 2010, respectively, are related to intent impairments.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011			2010
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. corporate	$1.9		3	$1.3	5
Foreign(1)	1.3		6	1.7	3
Residential mortgage-backed	—	*	1	—	—
Other asset-backed	52.2		46	—	—
Public utilities	—		—	0.2	3
Total	$55.4		56	$3.2	11

*    Less than $0.1.

(1)   Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following tables identify the noncredit impairments recognized in Accumulated other comprehensive income (loss) by type for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Commercial mortgage-backed	$—	—	$8.7	1
Residential mortgage-backed	2.9	8	11.4	19
Other asset-backed	—	—	25.9	6
Total	$2.9	8	$46.0	26

(1)   Primarily U.S. dollar denominated.

The fair value of fixed maturities with other-than-temporary impairments as of March 31, 2011 and 2010 was $2.2 billion and $2.4 billion, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for the three months ended March 31, 2011 and 2010, for which a portion of the OTTI was recognized in Accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

	2011	2010
Balance at January 1	$136.5	$123.3
Additional credit impairments:
On securities not previously impaired	0.4	4.4
On securities previously impaired	1.8	(4.7)
Reductions:
Intent impairments	(16.3)	—
Securities sold, matured, prepaid or paid down	(9.6)	(5.5)
Balance at March 31	$112.8	$117.5

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Fixed maturities, available-for-sale	$(46.7)	$19.4
Fixed maturities, at fair value using the fair value option	(4.5)	(0.2)
Equity securities, available-for-sale	1.4	0.1
Derivatives	(348.0)	(283.5)
Other investments	(2.2)	2.3
Net realized capital losses	$(400.0)	$(261.9)
After-tax net realized capital losses	$(275.0)	$(177.9)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities and the related gross realized gains and losses were as follows for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Proceeds on sales	$793.2	$1,786.4
Gross gains	23.5	53.4
Gross losses	8.3	7.4

3.             Financial Instruments

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Fair Value Hierarchy

The Company has categorized its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique.

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

Notes to  Financial Statements (Unaudited)

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

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$1,352.1	$59.9	$—	$1,412.0
U.S government agencies and authorities	—	19.2	—	19.2
U.S. corporate, state and municipalities	—	9,637.8	32.0	9,669.8
Foreign	—	5,855.9	8.0	5,863.9
Residential mortgage-backed securities	—	2,014.5	90.6	2,105.1
Commercial mortgage-backed securities	—	2,219.8	—	2,219.8
Other asset-backed securities	—	851.0	188.3	1,039.3
Equity securities, available-for-sale	123.4	—	16.0	139.4
Derivatives:
Interest rate contracts	1.6	129.8	—	131.4
Foreign exchange contracts	—	4.9	—	4.9
Equity contracts	7.8	—	132.9	140.7
Credit contracts	—	3.6	—	3.6
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,200.8	—	—	1,200.8
Assets held in separate accounts	45,057.1	—	—	45,057.1
Total	$47,742.8	$20,796.4	$467.8	$69,007.0

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$—	$—	$1,266.2	$1,266.2
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	—	—	66.8	66.8
Embedded derivative on reinsurance	—	—	0.8	0.8
Derivatives:
Interest rate contracts	—	306.0	—	306.0
Foreign exchange contracts	—	49.5	—	49.5
Equity contracts	1.4	—	19.4	20.8
Credit contracts	—	0.1	12.1	12.2
Total	$1.4	$355.6	$1,365.3	$1,722.3

(1)   Level 3 net assets and liabilities accounted for (1.3)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (4.0)%.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$1,552.3	$60.4	$—	$1,612.7
U.S government agencies and authorities	—	24.3	—	24.3
U.S. corporate, state and municipalities	—	9,487.3	40.1	9,527.4
Foreign	—	5,389.1	9.8	5,398.9
Residential mortgage-backed securities	—	1,979.5	191.5	2,171.0
Commercial mortgage-backed securities	—	2,198.9	—	2,198.9
Other asset-backed securities	—	458.2	649.4	1,107.6
Equity securities, available-for-sale	136.7	—	13.5	150.2
Derivatives:
Interest rate contracts	2.6	162.5	12.0	177.1
Foreign exchange contracts	—	5.1	—	5.1
Equity contracts	12.4	—	95.3	107.7
Credit contracts	—	3.2	—	3.2
Embedded derivative on reinsurance	—	20.9	—	20.9
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,155.8	—	—	1,155.8
Assets held in separate accounts	44,413.3	—	—	44,413.3
Total	$47,273.1	$19,789.4	$1,011.6	$68,074.1

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$—	$—	$1,165.5	$1,165.5
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	—	—	77.0	77.0
Embedded derivative on reinsurance
Derivatives:
Interest rate contracts	—	419.2	0.3	419.5
Foreign exchange contracts	—	42.1	—	42.1
Equity contracts	0.8	—	16.0	16.8
Credit contracts	—	0.1	14.4	14.5
Total	$0.8	$461.4	$1,273.2	$1,735.4

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2011.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during 2011.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following valuation methods and assumptions were used by the Company in estimating the reported values for the investments and derivatives described below:

Fixed maturities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets.  Assets in this category would primarily include certain U.S. Treasury securities.  The fair values for marketable bonds without an active market are obtained through several commercial pricing services, which provide the estimated fair values.  These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data and are classified as Level 2 assets.  This category includes U.S. and foreign corporate bonds, ABS, U.S. agency and government guaranteed securities, CMBS, and all RMBS, including certain CMO assets and subprime RMBS.  The market for subprime RMBS has been determined to be active, and as such, these securities are now included in Level 2 of the valuation hierarchy.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  At March 31, 2011, $240.9 and $17.3 billion of a total of $22.3 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process.  The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model.

All prices and broker quotes obtained go through the review process described above including valuations for which only one broker quote is obtained.  After review, for those instruments where the price is determined to be appropriate, the unadjusted price provided is used for financial statement valuation.  If it is determined that the price is questionable, another price may be requested from a different vendor.  For certain CMO assets, the average of several broker quotes may be used when multiple quotes are available. The internal valuation committee then reviews all prices for the instrument again, along with information from the review, to determine which price best represents “exit price” for the instrument.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

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

Equity securities, available-for-sale: Fair values of publicly traded equity securities are based upon quoted market price and are classified as Level 1 assets. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued by other methods such as analytics or brokers and are classified as Level 3 assets.

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

Derivatives: The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities.  Derivatives are carried at fair value (on the Condensed Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s 500 Index prices, and London Interbank Offered Rates, or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s own credit risk is also considered and incorporated in the Company’s valuation process. Valuations for the Company’s futures contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. All other derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

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

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.  The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees.  As of March 31, 2011, the credit spreads of ING and the Company decreased by approximately 29 basis points from December 31, 2010, which contributed to changes in the valuation of the reserves for all investment contract guarantees.

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

Level 3 Financial Instruments

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by ASC Topic 820), including but not limited to liquidity spreads for investments within markets deemed not currently active. These

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In addition, the Company has determined, for certain financial instruments, an active market is such a significant input to determine fair value that the presence of an inactive market may lead to classification in Level 3. In light of the methodologies employed to obtain the fair values of financial assets and liabilities classified as Level 3, additional information is presented below, with particular attention addressed to changes in derivatives, FIAs, and GMWBs and GMABs due to their impacts on the Company’s results of operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2011.

	Three Months Ended March 31, 2011
										Change in
	Fair Value	Total realized/unrealized					Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			Purchases		in to	out of	as of	(losses) included
	January 1	Net income		OCI	and issuances	Settlements	Level 3(2)	Level 3(2)	March 31	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
U.S. corporate, state and municipalities	$40.1	$—		$(0.3)	$—	$(0.2)	$8.7	$(16.3)	$32.0	$—
Foreign	9.8	—		0.1	3.6	—	1.9	(7.4)	8.0	—
Residential mortgage-backed securities	191.5	(2.1)		0.6	11.5	(2.4)	48.4	(156.9)	90.6	(2.1)
Other asset-backed securities	649.4	(1.9)		5.5	—	(3.8)	1.3	(462.2)	188.3	(1.9)
Total Fixed maturities, available for sale, including securities pledged:	890.8	(4.0)		5.9	15.1	(6.4)	60.3	(642.8)	318.9	(4.0)
Equity securities, available for sale	13.5	—		(0.1)	2.6	—	—	—	16.0	—
Derivatives, net	76.6	27.2		—	—	(2.4)	—	—	101.4	36.9
Investment contract guarantees:
FIA	(1,165.5)	(105.8)		—	(31.9)	37.0	—	—	(1,266.2)	—
GMWB/GMAB	(77.0)	11.2		—	(1.8)	0.8	—	—	(66.8)	—
Total Investment contract guarantees	(1,242.5)	(94.6	)(1)	—	(33.7)	37.8	—	—	(1,333.0)	—

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2010.

	Three Months Ended March 31, 2010
					Purchases,				Change in
	Fair Value	Total realized/unrealized			issuances	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	March 31	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
U.S. corporate, state and municipalities	$—	$—		$0.1	$27.6	$13.4	$—	$41.1	$—
Foreign	—	(0.5)		0.4	29.6	41.8	—	71.3	(0.5)
Residential mortgage-backed securities	1,042.4	(1.5)		0.8	(4.8)	13.2	(1,005.6)	44.5	(0.1)
Commercial mortgage-backed securities	—	—		—	—	7.9	—	7.9	—
Other asset-backed securities	423.9	(3.5)		42.8	(35.5)	222.1	—	649.8	(3.6)
Total Fixed maturities, available for sale, including securities pledged:	1,466.3	(5.5)		44.1	16.9	298.4	(1,005.6)	814.6	(4.2)
Equity securities, available for sale	4.5	—		(0.6)	7.9	—	—	11.8	—
Derivatives, net	111.9	(0.4)		—	(35.9)	—	—	75.6	—
Investment contract guarantees:
FIA	(927.2)	(27.1)		—	(24.5)	—	—	(978.8)	—
GMWB/GMAB	(73.9)	20.3		—	(1.5)	—	—	(55.1)	—
Total Investment contract guarantees	(1,001.1)	(6.8	)(1)	—	(26.0)	—	—	(1,033.9)	—

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

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 during the three months ended March 31, 2011 in fixed maturities, including securities pledged, are primarily due to the Company’s determination that the market for subprime RMBS securities has become active.  While the valuation methodology has not changed, the Company has concluded that the frequency of transactions in the market for subprime RMBS securities represent regularly occurring market transactions and therefore are now classified as Level 2.

The remaining transfers in and out of Level 3 for fixed maturities during the three months ended March 31, 2011, are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at March 31, 2011 and December 31, 2010.

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale, including securities pledged	$22,079.1	$22,079.1	$21,803.1	$21,803.1
Fixed maturities at fair value using the fair value option	250.0	250.0	237.7	237.7
Equity securities, available-for-sale	139.4	139.4	150.2	150.2
Mortgage loans on real estate	3,041.9	3,116.3	2,967.9	3,036.0
Loan - Dutch State obligation	780.3	725.8	843.9	795.7
Limited partnerships/corporations	305.9	310.4	295.8	297.9
Policy loans	119.5	119.5	122.1	122.1
Cash, cash equivalents, Short-term investments, and Short-term investments under securities loan agreement	1,200.8	1,200.8	1,155.8	1,155.8
Derivatives	280.6	280.6	293.1	293.1
Other investments	1.9	1.9	1.8	1.8
Deposits from affiliates	1,537.3	1,605.5	1,600.4	1,577.3
Embedded derivative on reinsurance	—	—	20.9	20.9
Assets held in separate accounts	45,057.1	45,057.1	44,413.3	44,413.3
Liabilities:
Investment contract liabilities:
Deferred annuities	20,793.2	20,466.6	20,819.6	20,272.4
Guaranteed investment contracts and funding agreements	2,609.0	2,342.7	2,218.3	1,909.5
Supplementary contracts and immediate annuities	804.0	726.1	803.3	716.8
Embedded derivative on reinsurance	0.8	0.8	—	—
Derivatives	388.5	388.5	492.9	492.9
Investment contract guarantees:
Fixed indexed annuities	1,266.2	1,266.2	1,165.5	1,165.5
Guaranteed minimum withdrawal and accumulation benefits	66.8	66.8	77.0	77.0
Notes to affiliates	435.0	454.8	435.0	447.2

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

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

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

Limited partnerships/corporations: The fair value for these investments, primarily private equities and hedge funds, is estimated based on the Net Asset Value as provided by the investee.

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

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

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

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are summarized as follows at March 31, 2011 and December 31, 2010.

	2011	2010

Total commercial mortgage loans	$3,044.7	$2,970.9
Collective valuation allowance	(2.8)	(3.0)
Total net commercial mortgage loans	$3,041.9	$2,967.9

As of March 31, 2011, all commercial mortgage loans are held-for-investment. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends, and assigns a quality rating using the Company’s internally developed quality rating system. This quality rating is based on the Company’s assessment of the level of concern over future payment according to contract terms. Loan performance is continuously monitored on a loan-

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

specific basis through the review of borrower submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

The Company has established a collective valuation allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. The collective valuation allowance is determined based on historical loss rates as adjusted by current economic information for all loans that are not determined to have an individually-assessed loss.  The changes in the collective valuation allowance were as follows at March 31, 2011 and December 31, 2010.

	2011	2010

Collective valuation allowance for losses, beginning of period	$3.0	$4.1
Addition to / (release of) allowance for losses	(0.2)	(1.1)
Collective valuation allowance for losses, end of period	$2.8	$3.0

The commercial mortgage loan portfolio is the recorded investment, prior to collective valuation allowances, by the indicated loan-to-value ratio and debt service coverage ratio, as reflected in the following tables at March 31, 2011 and December 31, 2010.

	2011(1)	2010(1)
Loan-to-Value Ratio:
0% - 50%	$1,147.6	$1,140.4
50% - 60%	743.3	707.7
60% - 70%	926.0	903.4
70% - 80%	206.6	197.6
80% - 90%	21.2	21.8
Total Commercial Mortgage Loans	$3,044.7	$2,970.9

(1)     Balances do not include allowance for mortgage loan credit losses.

	2011(1)	2010(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,117.8	$2,038.3
1.25x - 1.5x	412.1	387.9
1.0x - 1.25x	238.0	255.2
Less than 1.0x	140.9	144.0
Mortgages secured by loans on land or construction loans	135.9	145.5
Total Commercial Mortgage Loans	$3,044.7	$2,970.9

(1)     Balances do not include allowance for mortgage loan credit losses.

The Company believes it has a high quality mortgage loan portfolio with substantially all of commercial mortgages classified as performing. The Company defines delinquent commercial mortgage loans consistent with industry practice as 60 days past due. As of March 31, 2011, there were no commercial loans classified as delinquent. The

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until past due payments are brought current. At March 31, 2011, there were no commercial mortgage loans on nonaccrual status.

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

The carrying values and unpaid principal balances (prior to any charge-off) of impaired commercial mortgage loans were as follows as of March 31, 2011 and December 31, 2010.

	2011	2010

Impaired loans without valuation allowances	$7.1	$16.5

Unpaid principal balance of impaired loans	$8.6	$18.7

The following is information regarding impaired loans, restructured loans, loans 90 days or more past due and loans in the process of foreclosure at March 31, 2011 and December 31, 2010.

	2011	2010

Impaired loans, average investment during the period	$11.8	$32.4
Interest income recognized on impaired loans, on an accrual basis	—	1.3
Interest income recognized on impaired loans, on a cash basis	—	1.4

As of March 31, 2011 and December 31, 2010, there were no Restructured loans, Interest income recognized on restructured loans, Loans 90 days or more past due, interest no longer accruing, at amortized cost, Loans in foreclosure, at amortized cost, and Unpaid principal balance of loans 90 days or more past due, interest no longer accruing.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Derivative Financial Instruments

The Company’s use of derivatives is limited mainly to economic hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk.  It is the Company’s policy not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, caps, floors, options and futures, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool.  The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products.  Open derivative contracts are reported as either Derivatives or Other liabilities, as appropriate, on the Condensed Balance Sheets.  Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Condensed Statements of Operations.

If the Company’s current debt and claims paying ratings were downgraded in the future, the terms in the Company’s derivative agreements may be triggered, which could negatively impact overall liquidity.  For the majority of the Company’s counterparties, there is a termination event should the Company’s financial strength ratings drop below BBB+/Baa1.

The Company also has investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Condensed Balance Sheets, and changes in the fair value are recorded in Interest credited and other benefits to contract owners in the Condensed Statements of Operations.

In addition, the Company has entered into a coinsurance with funds withheld arrangement which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.  The embedded derivative within the coinsurance funds withheld arrangement is included in Future policy benefits and claims reserves on the Condensed Balance Sheets, and changes in the fair value are

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

recorded in Interest credited and other benefits to contract owners in the Condensed Statement of Operations.

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

Forwards: Certain forwards are acquired to hedge certain CMO assets that are held by the Company against movements in interest rates, particularly mortgage rates.  On the settlement date, the Company will either receive a payment (interest rate drops on purchased forwards or interest rate rises on sold forwards) or will be required to make a payment (interest rate rises on purchased forwards or interest rate drops on sold forwards). The Company also uses currency forward contracts to hedge policyholder liabilities in variable annuity contracts which are linked to foreign indexes. The currency fluctuations may result in a decrease in variable annuity account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

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

Options: Call options are used to hedge against an increase in the various equity indices. Such increase may result in increased payments to contract holders of FIA contracts, and the options offset this increased expense.

Embedded derivatives: The Company also has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into a coinsurance with funds withheld arrangement which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.

The notional amounts and fair values of derivatives were as follows as of March 31, 2011 and December 31, 2010.

	2011			2010
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Derivatives: Qualifying for hedge accounting(1)
Interest rate contracts	—	$—	$—	79.5	$0.5	$7.2
Foreign exchange contracts	—	—	—	25.4	—	0.2
Derivatives: Non-Qualifying for hedge accounting(1)
Interest rate contracts	13,764.1	131.4	306.0	17,450.9	176.6	412.3
Foreign exchange contracts	1,036.5	4.9	49.5	908.4	5.1	41.9
Equity contracts	9,150.9	140.7	20.8	9,269.8	107.7	16.8
Credit contracts	340.5	3.6	12.2	333.8	3.2	14.5

Embedded derivatives:
Within retail annuity products(2)	N/A	—	1,333.0	N/A	—	1,242.5
Within reinsurance agreement (2)	N/A	—	0.8	N/A	20.9	—
Total		$280.6	$1,722.3		$314.0	$1,735.4

N/A - Not applicable.
(1)	The fair values of these derivatives are reported in Derivatives or Other liabilities on the Condensed Balance Sheets.
(2)	The fair values of embedded derivatives within retail annuity products and reinsurance agreements are reported in Future policy benefits and claim reserves on the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011	2010
Derivatives: Qualifying for hedge accounting(1):	$	$
Interest rate contracts	—	(1.2)
Derivatives: Non-Qualifying for hedge accounting(1):
Interest rate contracts	(55.2)	(13.7)
Foreign exchange contracts	(32.0)	41.5
Equity contracts	(264.1)	(310.4)
Credit contracts	3.3	0.3
Embedded derivatives:
Within retail annuity products(2)	(90.5)	(27.1)
Within reinsurance agreement (2)	(21.7)	20.3
Total	$(460.2)	$(290.3)

*	Less than $0.1.
(1)	Changes in value are included in Net realized capital losses on the Condensed Statements of Operations.
(2)	Changes in value are included in Interest credited and other benefits to contract owners on the Condensed Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own.  Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties.  The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations.  Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets.  In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At March 31, 2011, the fair value of credit default swaps of $3.6 and $12.2 was included in Derivatives and Other liabilities, respectively, on the Condensed Balance Sheets.  At December 31, 2010, the fair value of credit default swaps of $3.2 and $14.5 was included in Derivatives and Other liabilities, respectively, on the Condensed Balance Sheets.  As of March 31, 2011 and December 31, 2010, the

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $315.6 and $308.1, respectively.

4.             Deferred Policy Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

Beginning in the first quarter of 2011, the Company implemented a reversion to the mean technique of estimating its short-term equity market return assumptions. This change in estimate was applied prospectively in first quarter 2011. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters.

Activity within DAC was as follows for the three months ended March 31, 2011 and 2010.

	2011	2010
Balance at January 1	$3,155.0	$3,718.0
Deferrals of commissions and expenses	37.1	63.4
Amortization:
Amortization	(125.0)	(115.1)
Interest accrued at 5% to 6%	55.2	57.3
Net amortization included in the Condensed Statements of Operations	(69.8)	(57.8)
Change in unrealized capital gains/losses on available-for-sale securities	21.4	(131.6)
Balance at March 31	$3,143.7	$3,592.0

Activity within VOBA was as follows for the three months ended March 31, 2011 and 2010.

	2011	2010
Balance at January 1	$68.1	$113.4
Amortization:
Amortization	(2.0)	(9.1)
Interest accrued at 5% to 6%	1.0	1.3
Net amortization included in the Condensed Statements of Operations	(1.0)	(7.8)
Change in unrealized capital gains/losses on available-for-sale securities	(1.8)	(6.8)
Balance at March 31	$65.3	$98.8

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

5.             Capital Contributions and Dividends

During the three months ended March 31, 2011 and 2010, the Company received $44.0 and $239.0, respectively, in capital contributions from its Parent.

During the three months ended March 31, 2011 and 2010, the Company did not pay any dividends or return of capital distributions on its capital stock to its Parent.

6.             Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2011 and 2010 were 44.1% and (22.2)%, respectively. The effective rates differ from the statutory rate due to the following items:

	Three Months Ended March 31,
	2011	2010
Statutory rate	35.0%	35.0%

Dividends received deduction	(38.1)%	(188.5)%
Valuation allowance	39.6%	136.6%
Audit settlements	8.8%	0%
Tax Credits	(1.3)%	(6.3)%
Other	0.1%	1.0%
Effective rate at March 31	44.1%	(22.2)%

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. At March 31, 2011 and December 31, 2010, the Company had a tax valuation allowance of $207.5 and $187.5, respectively, related to realized and unrealized capital losses.  As of March 31, 2011 and December 31, 2010, the Company had a full tax valuation allowance of $12.1 related to foreign tax credits, the benefit of which is uncertain.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the three months ended March 31, 2011 and December 31, 2010 are as follows:

	2011	2010
Balance at beginning of period	$28.0	$60.3
Additions for tax positions related to prior years	6.1	28.0
Reductions for tax positions related to prior years	—	(60.2)
Reductions for settlements with taxing authorities	(25.3)	(0.1)
Balance at end of period	$8.8	$28.0

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company had $2.7 of unrecognized tax benefits as of March 31, 2011 and December 31, 2010, respectively, that would affect the Company’s effective tax rate if recognized.

Tax Regulatory Matters

In March 2011, the IRS completed its examination of the Company’s returns for tax year 2009.  The 2009 settlement did not have a material impact on the Company’s financial position.

The Company is currently under audit by the IRS for tax year 2010 and it is expected that the examination of tax year 2010 will be finalized within the next twelve months.  Upon finalization of the IRS examination it is reasonably possible that the unrecognized tax benefits will decrease by up to $6.1.  The timing of the payment of the remaining allowance of $2.7 cannot be reliably estimated.  The Company and the IRS have agreed to participate in the Compliance Assurance Program (“CAP”) for tax years 2010 and 2011.

7.             Financing Agreements

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

Under this agreement, the Company did not incur any interest expense for the three months ended March 31, 2011 and 2010.  The Company earned interest income of $0.3 for the three months ended March 31, 2011 and 2010.  Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations.  As of March 31, 2011 and December 31, 2010, the Company had an outstanding receivable of $375.2 and $593.6, respectively, with ING AIH under the reciprocal loan agreement.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Financial Statements included in the Company’s 2010 Annual Report on Form 10-K.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

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

As of March 31, 2011, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $334.5, of which $150.5 was with related parties. As of December 31, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $529.2, of which $153.0 was with related parties. During the three months ended March 31, 2011, $5.0 was funded to related parties under these commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of March 31, 2011 and December 31, 2010, the Company held $61.7 and $57.9, respectively, of cash collateral, related to derivative contracts, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets. In addition, as of March 31, 2011 and December 31, 2010, the Company delivered collateral of $639.5 and $749.7, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

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

Notes to  Financial Statements (Unaudited)

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

9.             Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive loss as of March 31, 2011 and 2010.

	2011	2010
Net unrealized capital gains (losses):
Fixed maturities	$720.2	$(92.4)
Equity securities, available-for-sale	7.2	7.0
Derivatives	(1.0)	—
DAC/VOBA adjustment on available-for-sale securities	(438.7)	(202.7)
Sales inducements adjustment on available-for-sale securities	(72.0)	(25.4)
Other investments	(35.6)	(25.0)
Unrealized capital gains (losses), before tax	180.1	(338.5)
Net deferred income tax (liability) asset	(69.9)	111.6
Deferred tax asset valuation allowance	61.9	(66.5)
Net unrealized capital gains (losses):	172.1	(293.4)
Pension liability, net of tax	(2.6)	(3.2)
Accumulated other comprehensive income (loss)	$169.5	$(296.6)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the three months ended March 31, 2011 and 2010.

	2011	2010
Fixed maturities	$39.0	$462.3
Equity securities, available-for-sale	(0.9)	3.5
Derivatives	(1.3)	—
DAC/VOBA adjustment on available-for-sale securities	19.6	(138.4)
Sales inducements adjustment on available-for-sale securities	8.4	(25.3)
Other investments	0.1	—
Unrealized capital gains (losses), before tax	64.9	302.1
Deferred income tax (liability) asset	(22.7)	(105.7)
Deferred tax asset valuation allowance	(5.0)	39.5
Net change in unrealized capital gains (losses)	$37.2	$235.9

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the three months ended March 31, 2011 and 2010.

	2011	2010
Net unrealized capital holding gains arising during the period(1)	$13.5	$208.9
Reclassification adjustment for gains and other items included in Net income (loss)(2)	28.7	(12.5)
Change in deferred tax valuation allowance	(5.0)	39.5
Net change in unrealized capital gains on securities	$37.2	$235.9

(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $20.8 and $321.4 for the three months ended March 31, 2011 and 2010, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $(44.2) and $19.3

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by specific identification of each security sold during the period.

Item 2.           Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate) for each of the three months ended March 31, 2011 and 2010, and financial condition as of March 31, 2011 and December 31, 2010. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2010 Annual Report on Form 10-K.

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

3.

Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission (“EC”) in connection with its review of ING Groep’s receipt of state aid from the State of the Netherlands (the “Dutch State”) could adversely affect the Company’s results of operations and financial condition.
4.

The amount of statutory capital that the Company holds and its risk-based capital (“RBC”) ratio can vary significantly from time to time and is sensitive to a number of factors, many of which are outside of the Company’s control, and influences its financial strength and credit ratings.

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
11.

The Company may be required to establish an additional valuation allowance against the deferred income tax asset if the Company’s business does not generate sufficient taxable income or if the Company’s tax planning strategies are modified based on new or revised accounting principles generally accepted in the United States (“US GAAP”) requirements. Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition.

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
27.	Defaults or delinquencies in the commercial mortgage loan portfolio may adversely affect the Company’s profitability
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

ING USA is a direct, wholly-owned subsidiary of Lion Connecticut Holdings, Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”).  ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

As part of a restructuring plan approved by the EC, ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales, or a combination thereof.  On November 10, 2010, ING announced that while the option of one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.  On November 10, 2010, ING also announced that management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year.  The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.  See the “Recent Initiatives” section included in Liquidity and Capital Resources for a description of the key components of the ING restructuring plan.

The Company has one operating segment.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2010 Annual Report on Form 10-K.

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

The Company derives its revenue mainly from (a) fee income generated on variable assets under management (“AUM”), (b) investment income earned on fixed AUM, and (c) certain other management fees.  Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners.  Investment income from fixed AUM is mainly generated from annuity products with fixed investment options and GIC deposits.  The Company’s expenses primarily consist of (a) interest credited and other benefits to contract owners, (b) amortization of DAC and value of business acquired (“VOBA”), (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses.

Economic Analysis

The U.S. economic environment has shown some improvement from the extreme volatility and disruption experienced throughout 2009, after substantial government intervention. Recent macroeconomic data suggest that the U.S. economy is growing at a moderate pace. In the final quarter of 2010, economic growth accelerated due to improvements in net exports, consumer spending, and residential housing, but imports declined. Global industrial production and global trade are expanding but at a less rapid pace than at the beginning of the recovery from the recent financial crisis. Underlying core inflation is low, but headline inflation has been rising due to higher energy and food prices.  The pace of expansion is moderate and on somewhat firmer footing than last year, but it is still constrained by high unemployment, modest income growth, lower housing wealth, and tepid expansion of credit. The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies. The Federal Open Market Committee is committed to keeping the federal funds target rate low for an extended period until economic growth proves to be sustainable; however, the Federal Reserve is likely to complete its purchases of long-term Treasury securities by the end of second quarter of 2011.

Significant downside risks still remain for the U.S. and other advanced and emerging economies, such as certain sovereign credit risks and spike in oil prices due to upheaval in the Middle East. These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance industry.

Short-term London Interbank Offered Rates and U.S. Treasury rates continued to show signs of recovery during 2011. Long-term U.S. Treasury rates decreased in the first quarter of 2011 as compared to the same period in 2010, which had a positive effect on the fixed maturities portfolio and resulted in unrealized and realized capital gains. The decline in U.S. Treasury rates is mainly due to anticipation in the market that the Federal Reserve will maintain its existing policy of reinvesting principal payments from its securities holdings and that it will complete the planned $600 billion purchase of longer-term Treasury securities by the end of second quarter of 2011.

Results of Operations

The Company’s results of operations for the three months ended March 31, 2011, and changes therein, primarily reflect higher Premiums, lower Interest credited and other benefits to contract owners, higher Net investment income, and higher Fee income partially offset by higher Net realized capital losses, an increase in Net amortization of DAC and VOBA, higher operating expenses and a higher Income tax expense.

	Three Months Ended
	March 31,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Net investment income	$357.4	$319.0	$38.4	12.0%
Fee income	279.0	268.2	10.8	4.0%
Premiums	115.0	49.6	65.4	131.9%
Net realized capital losses:
Total other-than-temporary impairment losses	(64.9)	(71.5)	6.6	9.2%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	2.9	46.0	(43.1)	(93.7)%
Net other-than-temporary impairments recognized in earnings	(62.0)	(25.5)	(36.5)	(143.1)%
Other net realized capital losses	(338.0)	(236.4)	(101.6)	(43.0)%
Total net realized capital losses	(400.0)	(261.9)	(138.1)	(52.7)%
Other expense	0.3	0.1	0.2	200.0%
Total revenue	351.7	375.0	(23.3)	(6.2)%
Benefits and expenses:
Interest credited and other benefits to contractowners	118.5	184.9	(66.4)	(35.9)%
Operating expenses	107.4	101.4	6.0	5.9%
Net amortization of deferred policy acquisition costs and value of business acquired	70.8	65.6	5.2	7.9%
Interest expense	7.8	8.0	(0.2)	(2.5)%
Other expense	9.3	9.7	(0.4)	(4.1)%
Total benefits and expenses	313.8	369.6	(55.8)	(15.1)%
Income before income taxes	37.9	5.4	32.5	601.9%
Income tax expense (benefit)	16.7	(1.2)	17.9	NM
Net income	$21.2	$6.6	$14.6	NM
Effective tax rate	44.1%	(22.2)%

NM - Not meaningful.

Revenues

Total revenue decreased for the three months ended March 31, 2011, primarily reflecting higher Net realized capital losses partially offset by higher Premiums, higher Net investment income, and higher Fee income.

The increase in Total net realized capital losses for the three months ended March 31, 2011 is primarily due to an unfavorable change in derivatives related to (a) hedging of variable annuity guaranteed death benefits, (b) higher losses related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, and (c) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement.  However, the losses on the VAGLB are ceded to SLDI and reported as a corresponding favorable change in Interest credited and other benefits to policyholders.  Higher credit and intent related impairments on fixed maturities also contributed to this unfavorable variance.  The unfavorable changes were partially offset by favorable changes in derivatives used to hedge FIA products.

The increase in Net investment income for the three months ended March 31, 2011 is mainly due to higher income on fixed maturities.

Fee income increased for the three months ended March 31, 2011 as overall average variable AUM increased, driven by a favorable equity market starting in 2010 and continuing in 2011.

Premiums for the three months ended March 31, 2011 increased primarily due to the timing of recording reinsurance activity for the three months ended March 31, 2011 and 2010.

Benefits and Expenses

Total benefits and expenses decreased for the three months ended March 31, 2011 primarily due to a decrease in Interest credited and other benefits to contract owners partially offset by higher Net amortization of DAC and VOBA and higher Operating expenses.

The decrease in Interest credited and other benefits to contract owners for the three months ended March 31, 2011 reflects the transfer of gains (losses) on futures and investment income under the combined coinsurance and coinsurance funds withheld agreement with SLDI. The corresponding losses and investment income are reported in Total net realized capital gains (losses) and Net investment income. In addition, Interest credited and other benefits to contract owners reflects a favorable change due to lower reserves as a result of  the Company entering into a new reinsurance agreement in the fourth quarter of 2010 which ceded a block of employee benefits business to SLDI, lower interest crediting rates, and lower amortization of sales inducements due to lower current period gross profits.

The Net amortization of DAC and VOBA increased for the three months ended March 31, 2011 due to an unfavorable variance in equity DAC unlocking, which was partially offset by lower amortization on lower gross profits.

Operating expenses for the three months ended March 31, 2011 increased mainly due to lower capitalizable commissions due to lower sales in the current year partially offset by lower general expenses.

Income Taxes

Income tax expense increased for the three months ended March 31, 2011 primarily due to an increase in income before taxes, unfavorable audit settlements, and an unfavorable change in tax valuation allowance, partially offset by an increase in the dividends received deduction.

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

Portfolio Composition

The following tables present the investment portfolio at March 31, 2011 and December 31, 2010.

	2011		2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
Fixed maturities, available-for-sale, including securities pledged	$22,079.1	78.9%	$21,803.1	78.8%
Fixed maturities, at fair value using the fair value option	250.0	0.9%	237.7	0.9%
Equity securities, available-for-sale	139.4	0.5%	150.2	0.5%
Short-term investments	970.8	3.5%	939.2	3.4%
Mortgage loans on real estate	3,041.9	10.9%	2,967.9	10.7%
Policy loans	119.5	0.4%	122.1	0.4%
Loan - Dutch State obligation	780.3	2.8%	843.9	3.1%
Limited partnerships/corporations	305.9	1.1%	295.8	1.1%
Derivatives	280.6	1.0%	293.1	1.1%
Other investments	1.9	0.0%	1.8	0.0%
Total investments	$27,969.4	100.0%	$27,654.8	100.0%

Fixed Maturities and Equity Securities

Fixed maturities and equity securities were as follows as of March 31, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,421.3	$13.6	$22.9	$1,412.0	$—
U.S. government agencies and authorities	19.4	0.1	0.3	19.2	—
State, municipalities, and political subdivisions	104.7	—	10.8	93.9	—

U.S. corporate securities:
Public utilities	1,180.5	47.2	24.2	1,203.5	—
Other corporate securities	8,082.7	364.3	74.6	8,372.4	0.3
Total U.S. corporate securities	9,263.2	411.5	98.8	9,575.9	0.3

Foreign securities(1):
Government	357.9	21.7	2.1	377.5	—
Other	5,331.8	228.9	74.3	5,486.4	0.1
Total foreign securities	5,689.7	250.6	76.4	5,863.9	0.1

Residential mortgage-backed securities	1,949.0	237.3	81.2	2,105.1	68.1
Commercial mortgage-backed securities	2,084.2	151.1	15.5	2,219.8	6.1
Other asset-backed securities	1,077.4	19.7	57.8	1,039.3	4.7

Total fixed maturities, including securities pledged	21,608.9	1,083.9	363.7	22,329.1	79.3
Less: securities pledged	745.2	6.4	18.5	733.1	—
Total fixed maturities	20,863.7	1,077.5	345.2	21,596.0	79.3
Equity securities	132.3	7.2	0.1	139.4	—
Total investments	$20,996.0	$1,084.7	$345.3	$21,735.4	$79.3

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

Fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,595.7	$19.4	$2.4	$1,612.7	$—
U.S. government agencies and authorities	24.2	0.3	0.2	24.3	—
State, municipalities, and political subdivisions	126.5	3.6	11.6	118.5	—

U.S. corporate securities:
Public utilities	1,526.4	83.2	18.4	1,591.2	—
Other corporate securities	7,514.5	366.7	63.5	7,817.7	0.3
Total U.S. corporate securities	9,040.9	449.9	81.9	9,408.9	0.3

Foreign securities(1):
Government	474.6	39.0	4.3	509.3	—
Other	4,742.9	216.7	70.0	4,889.6	0.1
Total foreign securities	5,217.5	255.7	74.3	5,398.9	0.1

Residential mortgage-backed securities	2,028.7	240.8	98.5	2,171.0	67.2
Commercial mortgage-backed securities	2,112.2	125.8	39.1	2,198.9	7.3
Other asset-backed securities	1,213.9	17.8	124.1	1,107.6	32.1

Total fixed maturities, including securities pledged	21,359.6	1,113.3	432.1	22,040.8	107.0
Less: securities pledged	886.6	17.5	14.7	889.4	—
Total fixed maturities	20,473.0	1,095.8	417.4	21,151.4	107.0
Equity securities	142.1	8.1	—	150.2	—
Total investments	$20,615.1	$1,103.9	$417.4	$21,301.6	$107.0

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At March 31, 2011 and December 31, 2010, the average quality rating of the Company’s fixed maturities portfolio was A.  Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows at March 31, 2011 and December 31, 2010.

	2011
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$4,972.9	22.3%	$4,765.6	22.0%
AA	1,943.5	8.7%	1,959.0	9.1%
A	6,055.0	27.1%	5,874.8	27.2%
BBB	7,686.3	34.4%	7,382.7	34.2%
BB	859.8	3.9%	822.4	3.8%
B and below	811.6	3.6%	804.4	3.7%
Total	$22,329.1	100.0%	$21,608.9	100.0%

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$5,188.9	23.5%	$4,945.4	23.2%
AA	2,038.3	9.3%	2,049.8	9.6%
A	5,961.5	27.0%	5,749.0	26.9%
BBB	7,236.8	32.8%	6,938.3	32.5%
BB	787.1	3.6%	768.0	3.6%
B and below	828.2	3.8%	909.1	4.2%
Total	$22,040.8	100.0%	$21,359.6	100.0%

92.5% and 92.6% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at March 31, 2011 and December 31, 2010, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, by market sector, including securities pledged to creditors, were as follows at March 31, 2011 and December 31, 2010.

	2011
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,412.0	6.3%	$1,421.3	6.6%
U.S. government agencies and authorities	19.2	0.1%	19.4	0.1%
U.S. corporate, state, and municipalities	9,669.8	43.3%	9,367.9	43.3%
Foreign	5,863.9	26.3%	5,689.7	26.3%
Residential mortgage-backed	2,105.1	9.4%	1,949.0	9.0%
Commercial mortgage-backed	2,219.8	9.9%	2,084.2	9.7%
Other asset-backed	1,039.3	4.7%	1,077.4	5.0%
Total	$22,329.1	100.0%	$21,608.9	100.0%

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,612.7	7.3%	$1,595.7	7.5%
U.S. government agencies and authorities	24.3	0.1%	24.2	0.1%
U.S. corporate, state, and municipalities	9,527.4	43.2%	9,167.4	42.9%
Foreign	5,398.9	24.5%	5,217.5	24.4%
Residential mortgage-backed	2,171.0	9.9%	2,028.7	9.5%
Commercial mortgage-backed	2,198.9	10.0%	2,112.2	9.9%
Other asset-backed	1,107.6	5.0%	1,213.9	5.7%
Total	$22,040.8	100.0%	$21,359.6	100.0%

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2011, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$982.3	$1,000.9
After one year through five years	5,502.1	5,731.2
After five years through ten years	5,799.9	5,966.3
After ten years	4,214.0	4,266.5
Mortgage-backed securities	4,033.2	4,324.9
Other asset-backed securities	1,077.4	1,039.3
Fixed maturities, including securities pledged	$21,608.9	$22,329.1

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at March 31, 2011 and December 31, 2010.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At

March 31, 2011 and December 31, 2010, approximately 24.5% and 22.9%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At March 31, 2011 and December 31, 2010, the Company had $1,579.6, in non-putable funding agreements, including accrued interest, issued to the FHLB. At March 31, 2011 and December 31, 2010, assets with a market value of $1,868.5 and $1,930.1, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Subprime and Alt-A Mortgage Exposure

The market for securities collateralized by subprime mortgages has been in a period of extended distress and uncertainty with regards to credit performance. Underlying collateral has continued to reflect the problems associated with a housing market that has seen substantial price declines and an employment market that has declined significantly and remains under stress.  Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector.  Over the course of 2010 and continuing in 2011, price transparency and liquidity for bonds backed by subprime mortgages have improved with the reduced volatility across broader risk markets and apparent increase in overall risk appetite.  In managing its risk exposure to subprime mortgages, the Company takes into account collateral performance and structural characteristics associated with its various positions.

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

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table previously referred to. As of March 31, 2011, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $428.7 and $47.4, respectively, representing 1.9% of total fixed maturities. As of December 31, 2010, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $456.3 and $109.9, respectively, representing 2.1% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of March 31, 2011 and December 31, 2010:

2011				2010
% of Total				% of Total
Subprime				Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	22.2%	2007	38.6%	AAA	23.0%	2007	39.7%
AA	21.0%	2006	6.4%	AA	20.3%	2006	6.9%
A	7.0%	2005 and prior	55.0%	A	8.2%	2005 and prior	53.4%
BBB	9.8%		100.0%	BBB	9.0%		100.0%
BB and below	40.0%			BB and below	39.5%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of March 31, 2011, the fair value and gross unrealized losses aggregated to $157.6 and $44.3, respectively, representing 0.7% of total fixed maturities. As of December 31, 2010, the fair value and gross unrealized losses aggregated to $158.3 and $51.1, respectively, representing 0.7% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of March 31, 2011 and December 31, 2010:

2011				2010
% of Total				% of Total
Alt-A				Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	18.8%	2007	30.5%	AAA	19.7%	2007	29.7%
AA	2.2%	2006	19.3%	AA	1.6%	2006	19.8%
A	0.5%	2005 and prior	50.2%	A	0.1%	2005 and prior	50.5%
BBB	1.4%		100.0%	BBB	1.0%		100.0%
BB and below	77.1%			BB and below	77.6%
	100.0%				100.0%

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

As of March 31, 2011 and December 31, 2010, the fair value of the Company’s Commercial Mortgage-backed Securities (“CMBS”) totaled $2.2 billion, and other ABS, excluding subprime exposure, totaled $615.8 and $656.7, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of March 31, 2011, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 28.3%, 26.7%, and 25.6%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 31.2%, 25.6%, and 28.5%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of March 31, 2011 and December 31, 2010:

2011				2010
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	57.7%	2008	0.7%	AAA	58.8%	2008	0.9%
AA	4.7%	2007	20.1%	AA	5.6%	2007	23.6%
A	11.4%	2006	25.5%	A	11.5%	2006	24.6%
BBB	12.1%	2005 and prior	53.7%	BBB	11.1%	2005 and prior	50.9%
BB and below	14.1%		100.0%	BB and below	13.0%		100.0%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of March 31, 2011 and December 31, 2010:

2011				2010
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	80.1%	2011	1.7%	AAA	76.3%	2010	13.1%
AA	3.5%	2010	15.2%	AA	5.3%	2009	16.2%
A	5.6%	2009	16.9%	A	5.3%	2008	10.9%
BBB	6.1%	2008	11.3%	BBB	8.6%	2007	18.1%
BB and below	4.7%	2007	18.6%	BB and below	4.5%	2006	16.2%
	100.0%	2006 and prior	36.3%		100.0%	2005 and prior	25.5%
			100.0%				100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $3.0 billion as of March 31, 2011 and December 31, 2010. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends, and assigns a quality rating using the Company’s internally developed quality rating system. This quality rating is based on the Company’s assessment of the level of concern over future payment according to contract terms. Loan performance is continuously monitored on a loan-specific basis through the review of borrower submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

All commercial mortgages are rated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. Impairments taken on the mortgage loan portfolio were $2.0 and $0.2 for the three months ended March 31, 2011 and 2010, respectively. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. There were no mortgage loans in the Company’s portfolio in arrears with respect to principal and interest at March 31, 2011 and December 31, 2010. Due to challenges that the economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. At March 31, 2011 and December 31, 2010, the Company had a $2.8 and $3.0 allowance for mortgage loan credit losses, respectively.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. These ratios are utilized as part of the review process described above. LTV and DSC ratios as of March 31, 2011 and December 31, 2010, are as follows:

	2011(1)	2010(1)
Loan-to-Value Ratio:
0% - 50%	$1,147.6	$1,140.4
50% - 60%	743.3	707.7
60% - 70%	926.0	903.4
70% - 80%	206.6	197.6
80% - 90%	21.2	21.8
Total Commercial Mortgage Loans	$3,044.7	$2,970.9

(1)   Balances do not include allowance for mortgage loan credit losses.

	2011(1)	2010(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,117.8	$2,038.3
1.25x - 1.5x	412.1	387.9
1.0x - 1.25x	238.0	255.2
Less than 1.0x	140.9	144.0
Mortgages secured by loans on land or construction loans	135.9	145.5
Total Commercial Mortgage Loans	$3,044.7	$2,970.9

(1)   Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of March 31, 2011 and December 31, 2010.

	2011(1)		2010(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$737.6	24.2%	$741.0	24.9%
South Atlantic	579.4	19.0%	546.8	18.4%
Middle Atlantic	370.9	12.2%	385.0	13.0%
East North Central	327.2	10.8%	289.1	9.7%
West South Central	400.9	13.2%	388.6	13.1%
Mountain	362.1	11.9%	361.9	12.2%
New England	76.8	2.5%	81.1	2.7%
West North Central	123.0	4.0%	113.3	3.8%
East South Central	66.8	2.2%	64.1	2.2%
Total Commercial Mortgage Loans	$3,044.7	100.0%	$2,970.9	100.0%

(1)   Balances do not include allowance for mortgage loan credit losses.

	2011(1)		2010(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Apartments	$446.9	14.7%	$451.0	15.2%
Hotel/Motel	176.9	5.8%	177.4	6.0%
Industrial	1,043.3	34.3%	1,003.5	33.7%
Office	538.5	17.7%	542.4	18.3%
Other	98.6	3.2%	102.7	3.5%
Retail	740.5	24.3%	693.9	23.3%
Total Commercial Mortgage Loans	$3,044.7	100.0%	$2,970.9	100.0%

(1)   Balances do not include allowance for mortgage loan credit losses.

The following tables set forth the breakdown of commercial mortgages by year of origination as of March 31, 2011 and December 31, 2010.

	2011(1)	2010(1)
Year of Origination:
2011	$185.0	$—
2010	229.5	230.6
2009	84.2	85.3
2008	411.7	446.9
2007	560.6	572.9
2006 and prior	1,573.7	1,635.2
Total Commercial Mortgage Loans	$3,044.7	$2,970.9

(1)   Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at March 31, 2011 and December 31, 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$157.7	43.4%	$14.9	4.1%	$124.6	28.8%	$12.4	2.9%
More than six months and twelve months or less below amortized cost	21.4	5.9%	0.4	0.1%	2.2	0.5%	0.1	0.0%
More than twelve months below amortized cost	90.6	24.9%	78.7	21.6%	124.9	28.9%	167.9	38.9%
Total unrealized capital losses	$269.7	74.2%	$94.0	25.8%	$251.7	58.2%	$180.4	41.8%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at March 31, 2011 and December 31, 2010.

	Six Months	More than
	or Less	Six Months and	More than	Total
	Below	Twelve Months	Twelve Months	Unrealized
	Amortized	or Less Below	Below	Capital
	Cost	Amortized Cost	Amortized Cost	Losses
2011
Interest rate or spread widening	$160.8	$20.8	$27.6	$209.2
Mortgage and other asset-backed securities	11.8	1.0	141.7	154.5
Total unrealized capital losses	$172.6	$21.8	$169.3	$363.7
Fair value	$5,829.2	$323.6	$1,181.3	$7,334.1

2010
Interest rate or spread widening	$128.4	$2.1	$39.9	$170.4
Mortgage and other asset-backed securities	8.6	0.2	252.9	261.7
Total unrealized capital losses	$137.0	$2.3	$292.8	$432.1
Fair value	$5,096.8	$86.9	$1,622.6	$6,806.3

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at March 31, 2011 and December 31, 2010.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$748.7	$22.9	$—	$—	$—	$—	$748.7	$22.9
U.S. government agencies and authorities	18.0	0.3	—	—	—	—	18.0	0.3
U.S. corporate, state, and municipalities	2,793.3	82.9	182.6	14.1	198.7	12.6	3,174.6	109.6
Foreign	1,526.4	54.7	57.9	6.7	151.0	15.0	1,735.3	76.4
Residential mortgage-backed	474.2	8.4	82.2	1.0	307.4	71.8	863.8	81.2
Commercial mortgage-backed	101.8	2.1	—	—	205.8	13.4	307.6	15.5
Other asset-backed	166.8	1.3	0.9	—	318.4	56.5	486.1	57.8
Total	$5,829.2	$172.6	$323.6	$21.8	$1,181.3	$169.3	$7,334.1	$363.7

2010
U.S. Treasuries	$677.8	$2.4	$—	$—	$—	$—	$677.8	$2.4
U.S. government agencies and authorities	18.1	0.2	—	—	—	—	18.1	0.2
U.S. corporate, state, and municipalities	2,494.7	73.0	37.1	1.0	258.9	19.5	2,790.7	93.5
Foreign	1,277.5	52.8	35.8	1.1	195.4	20.4	1,508.7	74.3
Residential mortgage-backed	472.6	7.2	1.0	0.1	336.5	91.2	810.1	98.5
Commercial mortgage-backed	22.6	0.4	4.3	0.1	390.2	38.6	417.1	39.1
Other asset-backed	133.5	1.0	8.7	—	441.6	123.1	583.8	124.1
Total	$5,096.8	$137.0	$86.9	$2.3	$1,622.6	$292.8	$6,806.3	$432.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 87.5% of the average book value as of March 31, 2011.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$6,229.9	$75.2	$190.6	$19.8	590	18
More than six months and twelve months or less below amortized cost	483.6	9.2	31.2	3.0	91	3
More than twelve months below amortized cost	618.3	281.6	31.9	87.2	87	89
Total	$7,331.8	$366.0	$253.7	$110.0	768	110

2010
Six months or less below amortized cost	$5,650.7	$49.3	$172.3	$13.2	585	14
More than six months and twelve months or less below amortized cost	289.5	18.9	15.9	4.8	46	3
More than twelve months below amortized cost	688.7	541.3	40.6	185.3	95	137
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%

2011
U.S. Treasuries	$771.6	$—	$22.9	$—	5	—
U.S. government agencies and authorities	18.3	—	0.3	—	2	—
U.S. corporate, state and municipalities	3,240.1	44.1	98.6	11.0	313	5
Foreign	1,784.4	27.3	68.9	7.5	152	5
Residential mortgage-backed	769.1	175.9	28.5	52.7	132	69
Commercial mortgage-backed	310.3	12.8	11.9	3.6	26	3
Other asset-backed	438.0	105.9	22.6	35.2	138	28
Total	$7,331.8	$366.0	$253.7	$110.0	768	110

2010
U.S. Treasuries	$680.2	$—	$2.4	$—	2	—
U.S. government agencies and authorities	18.3	—	0.2	—	2	—
U.S. corporate, state and municipalities	2,850.0	34.2	84.1	9.4	279	6
Foreign	1,563.7	19.3	69.2	5.1	142	7
Residential mortgage-backed	636.6	272.0	22.1	76.4	121	77
Commercial mortgage-backed	418.6	37.6	22.1	17.0	27	9
Other asset-backed	461.5	246.4	28.7	95.4	153	55
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

For the three months ended March 31, 2011, unrealized capital losses on fixed maturities decreased by $68.4.  Lower unrealized losses are primarily due to increased valuation in mortgage and other asset-backed securities, offset by increased long-term yields.

At March 31, 2011, the Company held no fixed maturities with an unrealized capital loss in excess of $10.0.  At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0. The unrealized capital loss on this fixed maturity equaled $17.8, or 4.1% of the total unrealized capital losses, as of December 31, 2010.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in Other-Than-Temporary Impairments (“OTTI”), which follows this section. After detailed impairment analysis was completed, management determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired, and therefore no further other-than-temporary impairment was necessary.

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

When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow needs.

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Condensed Statements of Operations as an OTTI. If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”). The credit impairment is recorded in Net realized capital gains (losses) on the Condensed Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Condensed Balance Sheets in accordance with the requirements of Accounting Standards Codification (“ASC”) Topic 320, “Investments - Debt and Equity Securities”.

In order to determine the amount of the OTTI that is considered a credit impairment, the Company utilizes the following methodology and significant inputs:

•          Recovery value is estimated by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security. The effective interest rate is the current yield prior to impairment for a fixed rate security or current coupon yield for a floating rate security.

•          Collectability and recoverability are estimated using the same considerations as the Company uses in its overall impairment analysis which includes, but is not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.

•          Additional factors considered for structured securities such as RMBS, CMBS and other ABS include, but are not limited to, quality of underlying collateral, anticipated loss severities, collateral default rates, and other collateral characteristics such as vintage, repayment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss), by type for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$1.9	3	$1.3	5
Foreign(1)	2.8	8	11.9	6
Residential mortgage-backed	0.4	9	6.5	43
Commercial mortgage-backed	1.2	1	2.1	1
Other asset-backed	53.7	46	3.3	14
Public utilities	—	—	0.2	3
Mortgage loans on real estate	2.0	3	0.2	1
Total	$62.0	70	$25.5	73

(1)   Primarily U.S. dollar denominated.

The above tables include $6.6 and $22.3 for the three months ended March 31, 2011 and 2010, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining $55.4 and $3.2 in write-downs for the three months ended March 31, 2011 and 2010, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011			2010
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. corporate	$1.9		3	$1.3	5
Foreign(1)	1.3		6	1.7	3
Residential mortgage-backed	—	*	1	—	—
Other asset-backed	52.2		46	—	—
Public utilities	—		—	0.2	3
Total	$55.4		56	$3.2	11

*    Less than $0.1.

(1)   Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following tables identify the noncredit impairments recognized in Accumulated other comprehensive income (loss) by type for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Commercial mortgage-backed	$—	—	$8.7	1
Residential mortgage-backed	2.9	8	11.4	19
Other asset-backed	—	—	25.9	6
Total	$2.9	8	$46.0	26

(1)   Primarily U.S. dollar denominated.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Fixed maturities, available-for-sale	$(46.7)	$19.4
Fixed maturities, at fair value using the fair value option	(4.5)	(0.2)
Equity securities, available-for-sale	1.4	0.1
Derivatives	(348.0)	(283.5)
Other investments	(2.2)	2.3
Net realized capital losses	$(400.0)	$(261.9)
After-tax net realized capital losses	$(275.0)	$(177.9)

The increase in Total net realized capital losses for the three months ended March 31, 2011 is primarily due to an unfavorable change in derivatives related to (a) hedging of variable annuity guaranteed death benefits, (b) higher losses related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, and (c) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement.  However, the losses on the VAGLB are ceded to SLDI and reported as a corresponding favorable change in Interest credited and other benefits to policyholders.  Higher credit and intent related impairments on fixed maturities also contributed to this unfavorable variance.  The unfavorable changes were partially offset by favorable changes in derivatives used to hedge FIA products.

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$1,352.1	$59.9	$—	$1,412.0
U.S government agencies and authorities	—	19.2	—	19.2
U.S. corporate, state and municipalities	—	9,637.8	32.0	9,669.8
Foreign	—	5,855.9	8.0	5,863.9
Residential mortgage-backed securities	—	2,014.5	90.6	2,105.1
Commercial mortgage-backed securities	—	2,219.8	—	2,219.8
Other asset-backed securities	—	851.0	188.3	1,039.3
Equity securities, available-for-sale	123.4	—	16.0	139.4
Derivatives:
Interest rate contracts	1.6	129.8	—	131.4
Foreign exchange contracts	—	4.9	—	4.9
Equity contracts	7.8	—	132.9	140.7
Credit contracts	—	3.6	—	3.6
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,200.8	—	—	1,200.8
Assets held in separate accounts	45,057.1	—	—	45,057.1
Total	$47,742.8	$20,796.4	$467.8	$69,007.0

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$—	$—	$1,266.2	$1,266.2
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	—	—	66.8	66.8
Embedded derivative on reinsurance	—	—	0.8	0.8
Derivatives:
Interest rate contracts	—	306.0	—	306.0
Foreign exchange contracts	—	49.5	—	49.5
Equity contracts	1.4	—	19.4	20.8
Credit contracts	—	0.1	12.1	12.2
Total	$1.4	$355.6	$1,365.3	$1,722.3

(1)    Level 3 net assets and liabilities accounted for (1.3)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (4.0)%.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$1,552.3	$60.4	$—	$1,612.7
U.S government agencies and authorities	—	24.3	—	24.3
U.S. corporate, state and municipalities	—	9,487.3	40.1	9,527.4
Foreign	—	5,389.1	9.8	5,398.9
Residential mortgage-backed securities	—	1,979.5	191.5	2,171.0
Commercial mortgage-backed securities	—	2,198.9	—	2,198.9
Other asset-backed securities	—	458.2	649.4	1,107.6
Equity securities, available-for-sale	136.7	—	13.5	150.2
Derivatives:
Interest rate contracts	2.6	162.5	12.0	177.1
Foreign exchange contracts	—	5.1	—	5.1
Equity contracts	12.4	—	95.3	107.7
Credit contracts	—	3.2	—	3.2
Embedded derivative on reinsurance	—	20.9	—	20.9
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,155.8	—	—	1,155.8
Assets held in separate accounts	44,413.3	—	—	44,413.3
Total	$47,273.1	$19,789.4	$1,011.6	$68,074.1

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$—	$—	$1,165.5	$1,165.5
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	—	—	77.0	77.0
Embedded derivative on reinsurance
Derivatives:
Interest rate contracts	—	419.2	0.3	419.5
Foreign exchange contracts	—	42.1	—	42.1
Equity contracts	0.8	—	16.0	16.8
Credit contracts	—	0.1	14.4	14.5
Total	$0.8	$461.4	$1,273.2	$1,735.4

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  The Company maintains the following agreements:

•          A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory net admitted assets, excluding Separate Accounts, as of the prior December 31. At March 31, 2011 and December 31, 2010, the Company had an outstanding receivable of $375.2 and $593.6, respectively, with ING AIH under the reciprocal loan agreement.

•          A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. At March 31, 2011 and December 31, 2010, the Company had no amounts outstanding under the revolving note facility.

•          The Company holds approximately 64% of its assets in marketable securities.  These assets include cash, U.S. Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS and CMO.  In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls, and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under the Company’s Liquidity Plan, up to 12% of the Company’s general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2011, the Company had securities lending obligations of $97.9, which represents less than 0.1% of the Company’s general account statutory admitted assets.

The Company is a member of the FHLB and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  As of March 31, 2011 and December 31, 2010, the Company had $1,579.6, in non-putable funding agreements, including accrued interest, issued to FHLB. As of March 31, 2011 and December 31, 2010, assets with a market value of approximately $1,868.5 and $1,930.1, respectively, collateralized the funding agreements issued to the FHLB.  Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2011 and 2010, the Company received $44.0 and $239.0, respectively, in capital contributions from its Parent.

During the three months ended March 31, 2011 and 2010, the Company did not pay any dividends or return of capital distributions on its capital stock to its Parent.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of March 31, 2011 and December 31, 2010, the Company held $61.7 and $57.9, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets. In addition, as of March 31, 2011 and December 31, 2010, the Company delivered collateral of $639.5 and $749.7, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

Reinsurance Agreements

Waiver of Premium — Coinsurance Funds Withheld

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

As of March 31, 2011, the value of the funds withheld liability under this agreement was $192.4, which is included in Other liabilities on the Condensed Balance Sheets.

Guaranteed Investment Contract — Coinsurance

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

The value of GIC reserves ceded by the Company under this agreement was $90.1 and $40.0 at March 31, 2011 and December 31, 2010, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, the Company entered into an automatic reinsurance agreement with its affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000.

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement.  For the three months ended March 31, 2011 and 2010, revenue related to the agreement was $3.2 and $3.0, respectively.

Effective July 1, 2009, the reinsurance agreement was amended to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company, and the Company deposited those assets into a funds withheld trust account.  As of March 31, 2011, assets totaling $3.3 billion remain on deposit in the trust account.  The Company also established a corresponding funds withheld liability to SLDI, which is included in Other liabilities on the Condensed Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account.  SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

At March 31, 2011 and December 31, 2010, the value of reserves ceded by the Company under this agreement was $833.0 and $955.4, respectively.  In addition, a deferred loss in the amount of $349.8 and $355.9 at March 31, 2011 and December 31, 2010, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.

Ratings

The Company’s access to funding and its related cost of borrowing, requirements for derivatives collateral posting and the attractiveness of certain of its products to customers are affected by Company credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies.

On December 13, 2010, Moody’s affirmed the “A2” insurance financial strength rating of the Company and changed the outlook to negative from developing.  On October 27, 2009, Moody’s downgraded the Company to “A2” from “A1” and assigned a developing outlook.

On December 7, 2010, S&P affirmed the counterparty credit and insurer financial strength ratings of the Company at “A” and at the same time removed the ratings from CreditWatch with negative implications and assigned, instead, a negative outlook.  On November 10, 2010, S&P placed the counterparty credit and insurer financial strength ratings on CreditWatch with negative implications. On September 16, 2010, S&P lowered the counterparty credit and insurer financial strength ratings of the Company to “A” from “A+”.

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

Guaranteed Minimum Death Benefits (“GMDBs”):

•          Standard - Guarantees that, upon death, the death benefit will be no less than the premiums paid by the contract owner, adjusted for any contract withdrawals.

•          Ratchet - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary (or quarterly) value of the variable annuity, adjusted for contract withdrawals.

•          Combo (Max 7) - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup (Rollup guarantees that, upon death, the death benefit will be no less than the aggregate premiums paid by the contract owner accruing interest at the contractual rate per annum, adjusted for contract withdrawals, which may be subject to a maximum cap on the rolled up amount.)

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

As of March 31, 2011 and December 31, 2010, the guaranteed value of these death benefits in excess of account values was estimated to be $7.0 billion and $7.9 billion, respectively, before reinsurance. The decrease was primarily driven by favorable equity market performance in 2011.

As of March 31, 2011 and December 31, 2010, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $6.2 billion and $6.9 billion, respectively, all of which was projected to be covered by the Company’s variable annuity guarantee hedging program. As of March 31, 2011 and December 31, 2010, the Company recorded a liability of $356.0 and $373.8, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability decreased mainly due to the decrease in expected future claims and the increase to expected future fees attributable to the improvement in equity market performance in 2011.

Guaranteed Living Benefits:

•          Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary.

•          Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees an annual withdrawal amount for life that is calculated as a percentage of the notional amount that equals premium at the time of contract issue and may increase by annual ratchets.  The percentage used to determine the guaranteed annual withdrawal amount may vary by age and contract year of first withdrawal. Earlier versions of the withdrawal benefit included a rollup (7%, 6%, 5% or 0%, depending on versions of the benefit) in combination with a ratchet (primarily annual or quarterly, depending on versions). A joint life-time withdrawal benefit option was available to include coverage for spouses.  Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions.  Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance.  Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

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

The Company reinsures most of its living benefit guarantee riders to SLDI, an affiliated reinsurer, to mitigate the risk produced by such benefits.  This reinsurance agreement covers all of the GMIBs, as well as the GMWBs with lifetime guarantees (“the “Reinsured living benefits”).  The GMABs and the GMWBs without lifetime guarantees (the “Non-reinsured living benefits”) are not covered by this reinsurance. The Non-reinsured living benefits are still covered by the Company’s variable annuity guarantee hedging program.

For the Reinsured living benefits, as of March 31, 2011 and December 31, 2010, the guaranteed value of these benefits in excess of account values was estimated to be $7.2 billion and $7.7 billion, respectively, before reinsurance.

For the Non-reinsured living benefits, as of March 31, 2011 and December 31, 2010, the guaranteed value of these benefits in excess of account values was $42.0 and $52.4, respectively. The Company recorded a liability representing the estimated net present value of its future obligations for these benefits of $66.8 and $77.0 as of March 31, 2011 and December 31, 2010, respectively.

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

The Variable Annuity Funding Capital Hedging Program, which was approved during 2010, is an overlay to the Variable Annuity Guarantee Hedging Program that mitigates the impact of potential declines in equity markets and their impact on statutory capital.  The notional balance executed in accordance with the Variable Annuity Capital Hedging Program was $165.0 as of March 31, 2011.  The program’s hedge strategy primarily involves using equity futures contracts. The derivatives under the variable annuity guarantee hedging programs do not qualify for hedge accounting under US GAAP.

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

During December 2010, the Company entered into a series of interest rate swaps with external counterparties.  The Company also entered into a short-term mirror total return swap (“TRS”) transaction with ING V, its indirect parent company.  The outstanding market value of the TRS was $11.6 at December 31, 2010.  The TRS matured January 3, 2011.

For those risks addressed by the variable annuity guarantee hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contract owner variable fund growth.  Any differences between actual results and the market indices result in income volatility.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included as a liability on the Condensed Balance Sheets. At March 31, 2011 and December 31, 2010, the Company did not have securities pledged in dollar rolls and repurchase agreement transactions. The Company did not have a repurchase obligation related to dollar rolls and repurchase agreements at March 31, 2011 and December 31, 2010, respectively.  In addition, at March 31, 2011, the Company did not hold any collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At March 31, 2011 and December 31, 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at March 31, 2011.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At March 31, 2011 and December 31, 2010, the fair value of loaned securities was $93.6 and $139.7, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

Income Taxes

Income tax obligations include the allowance on uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed.  The current liability of $6.1 may be paid in less than one year, upon completion of such audits and exams.  The timing of the payment of the remaining allowance of $2.7 cannot be reliably estimated.

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

On November 10, 2010, ING announced that while the option of implementing the separation through one global IPO remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.  As part of its preparation for a potential U.S.-focused IPO, management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year. The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.  Preparation for a potential U.S.-focused IPO will also require its management to prepare consolidated US GAAP financial statements which would likely include the Company and other affiliates.  As part of this initiative, management has been assessing and will continue to assess. its US GAAP accounting policies, including consideration of a fair value accounting model for GMWB contracts with lifetime guarantees. Upon conclusion of assessment, management may make modifications to the existing accounting policies of the Company and its affiliates.

Beginning in the first quarter of 2011, the Company implemented a reversion to the mean technique of estimating its short-term equity market return assumptions. This change in estimate was applied prospectively in first quarter 2011. The revision to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters.

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

During December 2010, the Company entered into a series of interest rate swaps with external counterparties.  The Company also entered into a short-term mirror total return swap (“TRS”) transaction with ING V, its indirect parent company.  The outstanding market value of the TRS was $11.6 at December 31, 2010.  The TRS matured January 3, 2011.

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

Recently Adopted Accounting Standards

(See the Organization and Significant Accounting Policies footnote to the Condensed Financial Statements.)

Recently Enacted Legislation

In March 2010, President Obama signed the Patient Protection and Affordable Care Act (“PPACA”) into law, as well as signed the Health Care and Education Reconciliation Act of 2010, which amends certain aspects of the PPACA (collectively, the “Act”).  The Act will require employers to make certain conforming changes to retiree health benefits provided in order to comply with the new legislation.  Significant provisions of the Act include expanded benefit mandates, an excise tax on health insurance coverage exceeding a threshold amount, and a temporary reinsurance program for eligible employment-based plans.  The effect of the Act on the Company’s projected benefit obligation and cost depends on finalization of related regulatory requirements; however, the impact is not expected to be material.  The Company will continue to monitor and assess the effect of the Act as the regulatory requirements are finalized.

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

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council (“FSOC”), an inter-agency body that is responsible for monitoring the activities of the

U.S. financial system and recommending a framework for substantially increased regulation of significant financial services firms, including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non-U.S. companies. A company determined to be systemically significant (a “Systemically Significant Company”) will be supervised by the Federal Reserve Board and will be subject to unspecified heightened prudential standards, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, and restrictions on proprietary trading. In January 2011, the FSOC released a proposed rule designed to clarify FSOC’s approach to designating nonbank financial companies as systemically significant.  However, the proposed rule provides little insight into the designation of a nonbank financial company as a Systemically Significant Company because it substantially repeats the statutory language of the Dodd-Frank Act on the criteria for such designation.  The comment period for the proposed rule expired in February 2011, and the final rule is expected to be issued in the second or third quarter of 2011. We cannot predict whether ING or the Company will be designated as a Systemically Significant Company. If, however, ING or the Company were so designated, failure to meet the requisite measures of financial condition could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings.

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

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation.  Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect.  Administrative budget proposals to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders.  In addition to the assessments imposed on certain financial companies by the Dodd-Frank Act, it is possible that Congress may adopt a form of “financial crisis responsibility” fee or tax on banks and other financial firms to mitigate costs to taxpayers of various government programs established to address the financial crisis and to offset costs of potential future crises.

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

For further discussion of the risks to the Company as a result of recent regulatory inquiries and possible changes in U.S. regulation, see Part I, Item 1A. Risk Factors of the 2010 Annual Report on Form 10-K.

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

Item 1A.        Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the 2010 Annual Report on Form 10-K.

The amount of statutory capital that the Company holds and its risk-based capital (“RBC”) ratio can vary significantly from time to time and is sensitive to a number of factors, many of which are outside of the Company’s control, and influences its financial strength and credit ratings.

The National Association of Insurance Commissioners (“NAIC”) has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors — the amount of statutory income or losses generated by the Company (which itself is sensitive to equity market and credit market conditions), the amount of additional capital the Company must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting, changes in interest rates, as well as changes to the NAIC RBC formulas and the interpretation of NAIC RBC instructions applicable to RBC calculation methodologies. Many of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by its statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital the Company should hold relative to the rating agencies expectations. In addition, in extreme scenarios of equity market declines or sustained periods of low interest rates, the amount of additional statutory reserves that the Company is required to hold for variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus available for use in calculating the Company’s RBC ratios. To the extent that the Company’s RBC ratios are deemed to be insufficient, the Company may seek to take actions to either increase the capitalization of the Company or reduce the capitalization requirements. If the Company were unable to accomplish such actions, the rating agencies may view this as a reason for ratings downgrades.

Item 6.          Exhibits

See Exhibit Index on pages 101-102 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2011	ING USA Annuity and Life Insurance Company
(Date)	(Registrant)

	By:	/s/	Ewout L. Steenbergen
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