Form 10-Q
period 2011-06-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2011-08-12
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of August 5, 2011, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for the period ended June 30, 2011

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Narrative Analysis of the Results of Operations and Financial Condition,” contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING USA Annuity and Life Insurance Company (the “Company”), as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in Part II, Item 1A. “Risk Factors” and in the “Forward-Looking Information/Risk Factors” in Part I, Item 2. of this Form 10-Q as well as those discussed in Part I, Item 1A. “Risk Factors” in the Company’s 2010 Annual Report on Form 10-K.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I.                                                    FINANCIAL INFORMATION (UNAUDITED)

Item 1.                                                           Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Net investment income	$368.5	$343.1	$725.9	$662.2
Fee income	280.0	274.1	559.0	542.3
Premiums	118.5	226.8	233.6	276.4
Net realized capital losses:
Total other-than-temporary impairment losses	(26.0)	(48.1)	(91.0)	(119.7)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	2.2	10.5	5.1	56.5
Net other-than-temporary impairments recognized in earnings	(23.8)	(37.6)	(85.9)	(63.2)
Other net realized capital gains (losses)	154.1	660.1	(183.8)	423.7
Total net realized capital gains (losses)	130.3	622.5	(269.7)	360.5
Other income (expense)	0.1	(0.1)	0.4	—
Total revenue	897.4	1,466.4	1,249.2	1,841.4
Benefits and expenses:
Interest credited and other benefits to contract owners	611.3	1,296.3	729.9	1,481.2
Operating expenses	112.4	101.7	219.8	203.1
Net amortization of deferred policy acquisition costs and value of business acquired	39.8	156.0	110.6	221.6
Interest expense	7.9	8.0	15.7	16.0
Other expense	7.0	11.1	16.3	20.9
Total benefits and expenses	778.4	1,573.1	1,092.3	1,942.8
Income (loss) before income taxes	119.0	(106.7)	156.9	(101.4)
Income tax expense (benefit)	1.8	(54.9)	18.5	(56.2)
Net income (loss)	$117.2	$(51.8)	$138.4	$(45.2)

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,324.7 at 2011 and $20,237.9 at 2010)	$21,176.4	$20,917.5
Fixed maturities at fair value using the fair value option	277.7	237.7
Equity securities, available-for-sale, at fair value (cost of $130.9 at 2011 and $139.5 at 2010)	137.3	146.4
Short-term investments	1,382.9	939.2
Mortgage loans on real estate	3,171.5	2,967.9
Policy loans	117.0	122.1
Loan - Dutch State obligation	739.1	843.9
Limited partnerships/corporations	323.4	295.8
Derivatives	496.4	293.1
Other investments	2.0	1.8
Securities pledged (amortized cost of $721.0 at 2011 and $886.6 at 2010)	728.5	889.4
Total investments	28,552.2	27,654.8
Cash and cash equivalents	220.8	71.5
Short-term investments under securities loan agreement, including collateral delivered	117.2	145.1
Accrued investment income	244.7	233.4
Receivable for securities sold	43.6	16.9
Premium receivable	34.6	38.0
Deposits and reinsurance recoverable	3,933.9	3,481.4
Deferred policy acquisition costs	3,072.1	3,155.0
Value of business acquired	58.6	68.1
Sales inducements to contract owners	636.3	665.9
Short-term loan to affiliate	—	593.6
Due from affiliates	41.8	92.8
Current income taxes recoverable	94.9	—
Other assets	370.8	420.0
Assets held in separate accounts	44,017.2	44,413.3
Total assets	$81,438.7	$81,049.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$27,634.3	$27,137.3
Payable for securities purchased	3.3	3.1
Payables under securities loan agreement, including collateral held	232.7	203.0
Borrowed money	116.7	—
Notes to affiliates	435.0	435.0
Due to affiliates	321.8	120.3
Current income taxes	—	79.2
Deferred income taxes	225.5	181.0
Other liabilities	3,958.1	4,242.4
Liabilities related to separate accounts	44,017.2	44,413.3
Total liabilities	76,944.6	76,814.6

Shareholder’s equity:
Common stock (250,000 shares authorized, issued and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,966.4	5,921.7
Accumulated other comprehensive income	208.1	132.3
Retained earnings (deficit)	(1,682.9)	(1,821.3)
Total shareholder’s equity	4,494.1	4,235.2
Total liabilities and shareholder’s equity	$81,438.7	$81,049.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2010	$2.5	$5,172.7	$(532.5)	$(1,902.6)	$2,740.1
Comprehensive income:
Net loss	—	—	—	(45.2)	(45.2)
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains (losses) on securities ($387.1 pretax)	—	—	383.1	—	383.1
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss) ($33.6 pretax)	—	—	21.8	—	21.8
Pension liability ($0.2 pretax)	—	—	(0.1)	—	(0.1)
Total comprehensive income					359.6
Contribution of capital	—	239.0	—	—	239.0
Employee share-based payments	—	0.8	—	—	0.8
Balance at June 30, 2010	$2.5	$5,412.5	$(127.7)	$(1,947.8)	$3,339.5

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2011	$2.5	$5,921.7	$132.3	$(1,821.3)	$4,235.2
Comprehensive income:
Net income	—	—	—	138.4	138.4
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains (losses) on securities ($77.3 pretax)	—	—	55.2	—	55.2
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss) ($31.8 pretax)	—	—	20.7	—	20.7
Pension liability ($0.2 pretax)	—	—	(0.1)	—	(0.1)
Total comprehensive income					214.2
Contribution of capital	—	44.0	—	—	44.0
Employee share-based payments	—	0.7	—	—	0.7
Balance at June 30, 2011	$2.5	$5,966.4	$208.1	$(1,682.9)	$4,494.1

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$328.6	$1,661.6
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities	2,801.0	3,277.3
Equity securities, available-for-sale	15.4	65.2
Mortgage loans on real estate	302.5	368.3
Limited partnerships/corporations	13.4	0.4
Acquisition of:
Fixed maturities	(2,852.5)	(4,983.4)
Equity securities, available-for-sale	(4.9)	(42.8)
Mortgage loans on real estate	(508.5)	(76.5)
Limited partnerships/corporations	(17.4)	(20.5)
Derivatives, net	(514.8)	(38.3)
Short-term investments, net	(443.7)	(89.3)
Loan-Dutch State obligation, net	104.8	127.5
Policy loans, net	5.1	4.1
Collateral held, net	57.5	16.7
Other investments, net	—	0.5
Net cash used in investing activities	(1,042.1)	(1,390.8)
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,972.7	1,081.7
Maturities and withdrawals from investment contracts	(2,957.1)	(1,301.2)
Block of deposits coinsured to affiliate	93.3	73.5
Reinsurance recoverable on investment contracts	(0.4)	0.2
Short-term repayments of repurchase agreements, net	116.7	(311.1)
Short-term loans to affiliates	593.6	103.5
Capital contribution from parent	44.0	239.0
Net cash provided by (used in) financing activities	862.8	(114.4)
Net increase in cash and cash equivalents	149.3	156.4
Cash and cash equivalents, beginning of period	71.5	37.8
Cash and cash equivalents, end of period	$220.8	$194.2

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales, or a combination thereof.  On November 10, 2010, ING announced that while the option of one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are preparing for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.

The condensed financial statements and notes as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

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

In January 2011, the FASB issued ASU 2011-01, which temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20. These disclosures are required under ASU 2011-02, “Receivables (ASC Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (see New Accounting Pronouncements below).

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

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosure (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”), which requires several new disclosures, as well as clarification to existing disclosures, as follows:

·                              Significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for the transfers;

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

·                              Purchases, sales, issuances, and settlement, in the Level 3 fair value measurements reconciliation on a gross basis;

·                              Fair value measurement disclosures for each class of assets and liabilities (i.e., disaggregated); and

·                              Valuation techniques and inputs for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.

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

Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities

In December 2009, the FASB issued ASU 2009-17, “Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities,” (“ASU 2009-17”), which eliminates the exemption for qualifying special-purpose entities (“QSPEs”), as well as amends the consolidation guidance for variable interest entities (“VIEs”), as follows:

·                              Removes the quantitative-based assessment for consolidation of VIEs and, instead, requires a qualitative assessment of whether an entity has the power to direct the VIE’s activities, and whether the entity has the obligation to absorb losses or the right to reserve benefits that could be significant to the VIE; and

·                              Requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE.

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

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Accounting for Transfers of Financial Assets

In December 2009, the FASB issued ASU 2009-16 “Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which eliminates the QSPE concept and requires a transferor of financial assets to:

·                              Consider the transferor’s continuing involvement in assets, limiting the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire asset to an entity that is not consolidated;

·                              Account for the transfer as a sale only if an entity transfers an entire financial asset and surrenders control, unless the transfer meets the conditions for a participating interest; and

·                              Recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.

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

New Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which states that an entity has the option to present total comprehensive income and the components of net income and other comprehensive income either in a single, continuous statement of comprehensive income or in two separate, consecutive statements.

The provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively.  The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2011-05.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRSs”)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs” (“ASU 2011-04”), which includes the following amendments:

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

·                              The concepts of highest and best use and valuation premise are relevant only when measuring the fair value of nonfinancial assets;

·                              The requirements for measuring the fair value of equity instruments are consistent with those for measuring liabilities;

·                              An entity is permitted to measure the fair value of financial instruments managed within a portfolio at the price that would be received to sell or transfer a net position for a particular risk; and

·                              The application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability.

ASU 2011-04 also requires additional disclosures, including use of a nonfinancial asset in a way that differs from its highest and best use, categorization by level for items in which fair value is required to be disclosed, and further information regarding Level 3 fair value measurements.

The provisions of ASU 2011-04 are effective during interim or annual periods beginning after December 15, 2011, and should be applied prospectively.  The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2011-04.

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (ASC Topic 860): Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), which removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, and (2) the collateral maintenance implementation guidance related to that criterion.

The provisions of ASU 2011-03 are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively.  The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2011-03.

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued ASU 2011-02, “Receivables (ASC Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”), which clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether the debtor is experiencing financial difficulties, as follows:

·                              If a debtor does not have access to funds at a market rate for similar debt, the restructuring would be considered to be at a below-market rate;

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

·                              An increase in the contractual interest rate does not preclude the restructuring from being considered a concession, as the new rate could still be below the market interest rate;

·                              A restructuring that results in a delay in payment that is insignificant is not a concession;

·                              A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt without the modification to determine if the debtor is experiencing financial difficulties; and

·                              A creditor is precluded from using the effective interest rate test.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

2.                                      Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of June 30, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,352.2	$6.6	$5.4	$1,353.4	$—
U.S. government agencies and authorities	19.4	—	0.1	19.3	—
State, municipalities, and political subdivisions	105.4	0.8	8.3	97.9	—

U.S. corporate securities:
Public utilities	1,229.3	55.6	15.0	1,269.9	—
Other corporate securities	8,110.8	418.2	48.3	8,480.7	—
Total U.S. corporate securities	9,340.1	473.8	63.3	9,750.6	—

Foreign securities(1):
Government	394.0	26.8	1.5	419.3	—
Other	5,196.1	263.7	54.6	5,405.2	—
Total foreign securities	5,590.1	290.5	56.1	5,824.5	—

Residential mortgage-backed securities	1,969.5	244.4	81.9	2,132.0	65.9
Commercial mortgage-backed securities	2,008.7	131.9	26.3	2,114.3	4.9
Other asset-backed securities	938.0	20.4	67.8	890.6	4.4

Total fixed maturities, including securities pledged	21,323.4	1,168.4	309.2	22,182.6	75.2
Less: securities pledged	721.0	12.1	4.6	728.5	—
Total fixed maturities	20,602.4	1,156.3	304.6	21,454.1	75.2
Equity securities	130.9	6.4	—	137.3	—
Total investments	$20,733.3	$1,162.7	$304.6	$21,591.4	$75.2

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,595.7	$19.4	$2.4	$1,612.7	$—
U.S. government agencies and authorities	24.2	0.3	0.2	24.3	—
State, municipalities, and political subdivisions	126.5	3.6	11.6	118.5	—

U.S. corporate securities:
Public utilities	1,526.4	83.2	18.4	1,591.2	—
Other corporate securities	7,517.1	367.9	63.5	7,821.5	0.3
Total U.S. corporate securities	9,043.5	451.1	81.9	9,412.7	0.3

Foreign securities(1):
Government	474.6	39.0	4.3	509.3	—
Other	4,742.9	216.7	70.0	4,889.6	0.1
Total foreign securities	5,217.5	255.7	74.3	5,398.9	0.1

Residential mortgage-backed securities	2,028.7	240.8	98.5	2,171.0	67.2
Commercial mortgage-backed securities	2,112.2	125.8	39.1	2,198.9	7.3
Other asset-backed securities	1,213.9	17.8	124.1	1,107.6	32.1

Total fixed maturities, including securities pledged	21,362.2	1,114.5	432.1	22,044.6	107.0
Less: securities pledged	886.6	17.5	14.7	889.4	—
Total fixed maturities	20,475.6	1,097.0	417.4	21,155.2	107.0
Equity securities	139.5	6.9	—	146.4	—
Total investments	$20,615.1	$1,103.9	$417.4	$21,301.6	$107.0

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, including securities pledged, as of June 30, 2011, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$1,197.7	$1,219.6
After one year through five years	5,175.3	5,436.4
After five years through ten years	5,763.5	5,992.5
After ten years	4,270.7	4,397.2
Mortgage-backed securities	3,978.2	4,246.3
Other asset-backed securities	938.0	890.6
Fixed maturities, including securities pledged	$21,323.4	$22,182.6

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the State of the Netherlands (the “Dutch State”) loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at June 30, 2011 and December 31, 2010.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At June 30, 2011 and December 31, 2010, approximately 26.3% and 22.9%, respectively, of the Company’s CMO holdings were invested in those types of CMOs such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At June 30, 2011 and December 31, 2010, the Company had $1,579.6, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and claims reserves, in the Condensed Balance Sheets. At June 30, 2011 and December 31, 2010, assets with a market value of $1,868.3 and $1,930.1, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included as a liability on the Condensed Balance Sheets. At June 30, 2011 and December 31, 2010, the Company had $121.1 and $0, respectively, securities pledged in dollar rolls and repurchase agreement transactions. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $116.6 and $0 at June 30, 2011 and December 31, 2010, respectively, and is included in Borrowed money on the Condensed Balance Sheets.  In addition to the repurchase obligation, at June 30, 2011, the Company held $1.1 collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At June 30, 2011 and December 31, 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at June 30, 2011.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At June 30, 2011 and December 31, 2010, the fair value of loaned securities was $110.6 and $139.7, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. The Company provided no non-contractual financial support and its carrying value represents the Company’s maximum exposure to loss. The carrying value of collateralized loan obligations of $3.7 and $2.7 at June 30, 2011 and December 31, 2010, respectively, is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at June 30, 2011 and December 31, 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$47.5	15.4%	$14.8	4.8%	$124.6	28.8%	$12.4	2.9%
More than six months and twelve months or less below amortized cost	64.2	20.8%	10.2	3.3%	2.2	0.5%	0.1	0.0%
More than twelve months below amortized cost	95.4	30.8%	77.1	24.9%	124.9	28.9%	167.9	38.9%
Total unrealized capital losses	$207.1	67.0%	$102.1	33.0%	$251.7	58.2%	$180.4	41.8%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at June 30, 2011 and December 31, 2010.

	Six Months	More than
	or Less	Six Months and	More than	Total
	Below	Twelve Months	Twelve Months	Unrealized
	Amortized	or Less Below	Below	Capital
	Cost	Amortized Cost	Amortized Cost	Losses
2011
Interest rate or spread widening	$31.2	$71.2	$30.8	$133.2
Mortgage and other asset-backed securities	31.1	3.2	141.7	176.0
Total unrealized capital losses	$62.3	$74.4	$172.5	$309.2
Fair value	$3,001.6	$1,776.0	$999.3	$5,776.9

2010
Interest rate or spread widening	$128.4	$2.1	$39.9	$170.4
Mortgage and other asset-backed securities	8.6	0.2	252.9	261.7
Total unrealized capital losses	$137.0	$2.3	$292.8	$432.1
Fair value	$5,096.8	$86.9	$1,622.6	$6,806.3

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at June 30, 2011 and December 31, 2010.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$747.7	$5.4	$—	$—	$—	$—	$747.7	$5.4
U.S. government agencies and authorities	—	—	2.4	0.1	—	—	2.4	0.1
U.S. corporate, state, and municipalities	1,034.2	17.0	946.2	44.1	179.7	10.5	2,160.1	71.6
Foreign	483.5	8.8	634.7	27.0	168.3	20.3	1,286.5	56.1
Residential mortgage-backed	282.0	6.2	189.5	3.2	294.0	72.5	765.5	81.9
Commercial mortgage-backed	334.0	18.5	—	—	55.7	7.8	389.7	26.3
Other asset-backed	120.2	6.4	3.2	—	301.6	61.4	425.0	67.8
Total	$3,001.6	$62.3	$1,776.0	$74.4	$999.3	$172.5	$5,776.9	$309.2

2010
U.S. Treasuries	$677.8	$2.4	$—	$—	$—	$—	$677.8	$2.4
U.S. government agencies and authorities	18.1	0.2	—	—	—	—	18.1	0.2
U.S. corporate, state, and municipalities	2,494.7	73.0	37.1	1.0	258.9	19.5	2,790.7	93.5
Foreign	1,277.5	52.8	35.8	1.1	195.4	20.4	1,508.7	74.3
Residential mortgage-backed	472.6	7.2	1.0	0.1	336.5	91.2	810.1	98.5
Commercial mortgage-backed	22.6	0.4	4.3	0.1	390.2	38.6	417.1	39.1
Other asset-backed	133.5	1.0	8.7	—	441.6	123.1	583.8	124.1
Total	$5,096.8	$137.0	$86.9	$2.3	$1,622.6	$292.8	$6,806.3	$432.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 85.3% of the average book value as of June 30, 2011.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$3,197.0	$86.4	$78.2	$21.2	303	29
More than six months and twelve months or less below amortized cost	1,910.2	22.5	80.8	6.3	239	5
More than twelve months below amortized cost	631.1	238.9	38.3	84.4	99	80
Total	$5,738.3	$347.8	$197.3	$111.9	641	114

2010
Six months or less below amortized cost	$5,650.7	$49.3	$172.3	$13.2	585	14
More than six months and twelve months or less below amortized cost	289.5	18.9	15.9	4.8	46	3
More than twelve months below amortized cost	688.7	541.3	40.6	185.3	95	137
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
U.S. Treasuries	$753.1	$—	$5.4	$—	3	—
U.S. government agencies and authorities	2.5	—	0.1	—	1	—
U.S. corporate, state and municipalities	2,215.9	15.8	67.1	4.5	225	2
Foreign	1,300.3	42.3	46.4	9.7	131	7
Residential mortgage-backed	694.5	152.9	31.7	50.2	120	72
Commercial mortgage-backed	405.3	10.7	23.0	3.3	23	2
Other asset-backed	366.7	126.1	23.6	44.2	138	31
Total	$5,738.3	$347.8	$197.3	$111.9	641	114

2010
U.S. Treasuries	$680.2	$—	$2.4	$—	2	—
U.S. government agencies and authorities	18.3	—	0.2	—	2	—
U.S. corporate, state and municipalities	2,850.0	34.2	84.1	9.4	279	6
Foreign	1,563.7	19.3	69.2	5.1	142	7
Residential mortgage-backed	636.6	272.0	22.1	76.4	121	77
Commercial mortgage-backed	418.6	37.6	22.1	17.0	27	9
Other asset-backed	461.5	246.4	28.7	95.4	153	55
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

At June 30, 2011, the Company held no fixed maturities with an unrealized capital loss in excess of $10.0.  At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0. The unrealized capital loss on this fixed maturity equaled $17.8, or 4.1% of the total unrealized capital losses, as of December 31, 2010.

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

In order to determine the amount of the OTTI that is considered a credit impairment, the Company utilizes the following methodology and significant inputs:

·          Recovery value is estimated by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security.  The effective interest rate is the current yield prior to impairment for a fixed rate security or current coupon yield for a floating rate security.

·          Collectability and recoverability are estimated using the same considerations as the Company uses in its overall impairment analysis which includes, but is not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

·          Additional factors considered for structured securities such as Residential Mortgage-backed Securities (“RMBS”), Commercial Mortgage-backed Securities (“CMBS”) and other Asset-backed Securities (“ABS”) include, but are not limited to, quality of underlying collateral, anticipated loss severities, third party guarantors, collateral default rates, and other collateral characteristics such as vintage, repayment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding noncredit impairments included in Accumulated other comprehensive income (loss), by type for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. corporate	$1.2	1	$2.4		12
Foreign(1)	1.2	4	10.9		13
Residential mortgage-backed	2.4	39	6.0		51
Commercial mortgage-backed	9.2	10	6.2		2
Other asset-backed	9.5	28	11.7		19
Equity securities	—	—	—	*	1
Public utilities	—	—	0.1		2
Mortgage loans on real estate	0.3	1	0.3		1
Total	$23.8	83	$37.6		101

(1)             Primarily U.S. dollar denominated.

*                 Less than $0.1.

	Six Months Ended June 30,
	2011		2010
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. corporate	$3.1	4	$3.7		17
Foreign(1)	4.0	12	22.8		19
Residential mortgage-backed	2.9	41	12.5		54
Commercial mortgage-backed	10.4	10	8.3		2
Other asset-backed	63.2	51	15.1		24
Equity securities	—	—	—	*	1
Public utilities	—	—	0.3		5
Mortgage loans on real estate	2.3	3	0.5		1
Total	$85.9	121	$63.2		123

(1)             Primarily U.S. dollar denominated.

*                 Less than $0.1.

The above tables include $2.8 and $9.5 for the three and six months ended June 30, 2011, respectively, and $24.0 and $46.4 for the three and six months ended June 30, 2010, respectively, in other-than-temporary write-downs related to credit impairments, which

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

are recognized in earnings. The remaining write-downs are related to intent impairments. The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$1.2	1	$2.4	12
Foreign(1)	1.1	1	10.8	13
Commercial mortgage-backed	9.2	10	—	—
Other asset-backed	9.5	28	0.3	1
Public utilities	—	—	0.1	2
Total	$21.0	40	$13.6	28

(1)             Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$3.1	4	$3.7	17
Foreign(1)	2.4	9	12.5	16
Commercial mortgage-backed	9.2	10	—	—
Other asset-backed	61.7	51	0.3	1
Public utilities	—	—	0.3	5
Total	$76.4	74	$16.8	39

(1)             Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The fair value of fixed maturities with other-than-temporary impairments as of June 30, 2011 and 2010 was $2.2 billion and $2.5 billion, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for the three and six months ended June 30, 2011 and 2010, for which a portion of the OTTI was recognized in Accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

	Three Months Ended June 30,
	2011	2010
Balance at April 1	$112.8	$117.5
Additional credit impairments:
On securities not previously impaired	0.1	3.8
On securities previously impaired	2.4	9.6
Reductions:
Intent impairments	(0.6)	—
Securities sold, matured, prepaid or paid down	(22.1)	(6.9)
Balance at June 30	$92.6	$124.0

	Six Months Ended June 30,
	2011	2010
Balance at January 1	$136.5	$123.3
Additional credit impairments:
On securities not previously impaired	0.5	8.2
On securities previously impaired	4.2	4.9
Reductions:
Intent impairments	(16.9)	—
Securities sold, matured, prepaid or paid down	(31.7)	(12.4)
Balance at June 30	$92.6	$124.0

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives. The cost of the investments on disposal is determined based on first-in-first-out (“FIFO”) methodology. Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010
Fixed maturities, available-for-sale	$36.2	$(13.5)
Fixed maturities, at fair value using the fair value option	(3.8)	(8.1)
Equity securities, available-for-sale	(0.1)	2.2
Derivatives	98.0	640.5
Other investments	—	1.4
Net realized capital gains	$130.3	$622.5
After-tax net realized capital gains	$109.7	$404.4

	Six Months Ended June 30,
	2011	2010
Fixed maturities, available-for-sale	$(10.5)	$5.8
Fixed maturities, at fair value using the fair value option	(8.2)	(8.3)
Equity securities, available-for-sale	1.2	2.3
Derivatives	(249.9)	357.0
Other investments	(2.3)	3.7
Net realized capital (losses) gains	$(269.7)	$360.5
After-tax net realized capital (losses) gains	$(165.3)	$234.4

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities and the related gross realized gains and losses were as follows for the six months ended June 30, 2011 and 2010.

	2011	2010
Proceeds on sales	$2,136.9	$2,536.7
Gross gains	83.8	81.9
Gross losses	9.9	9.2

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

Financial assets and liabilities recorded at fair value on the Condensed Balance Sheets are categorized as follows:

·                              Level 1 - Unadjusted quoted prices for identical assets or liabilities in an active market.

·                              Level 2 - Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.  Level 2 inputs include the following:

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

·                              Level 3 - Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$1,291.2	$62.2	$—	$1,353.4
U.S government agencies and authorities	—	19.3	—	19.3
U.S. corporate, state and municipalities	—	9,726.1	122.4	9,848.5
Foreign	—	5,797.2	27.3	5,824.5
Residential mortgage-backed securities	—	2,112.4	19.6	2,132.0
Commercial mortgage-backed securities	—	2,114.3	—	2,114.3
Other asset-backed securities	—	708.0	182.6	890.6
Equity securities, available-for-sale	121.1	—	16.2	137.3
Derivatives:
Interest rate contracts	0.9	377.6	—	378.5
Foreign exchange contracts	—	4.4	—	4.4
Equity contracts	6.7	—	105.6	112.3
Credit contracts	—	1.2	—	1.2
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,720.9	—	—	1,720.9
Assets held in separate accounts	44,017.2	—	—	44,017.2
Total	$47,158.0	$20,922.7	$473.7	$68,554.4

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$—	$—	$1,310.2	$1,310.2
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	—	—	72.6	72.6
Embedded derivative on reinsurance	—	27.1	—	27.1
Derivatives:
Interest rate contracts	—	294.6	—	294.6
Foreign exchange contracts	—	59.9	—	59.9
Equity contracts	59.2	—	7.8	67.0
Credit contracts	—	0.6	10.4	11.0
Total	$59.2	$382.2	$1,401.0	$1,842.4

(1)                Level 3 net assets and liabilities accounted for (1.4)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (4.1)%.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$1,552.3	$60.4	$—	$1,612.7
U.S government agencies and authorities	—	24.3	—	24.3
U.S. corporate, state and municipalities	—	9,491.1	40.1	9,531.2
Foreign	—	5,389.1	9.8	5,398.9
Residential mortgage-backed securities	—	1,979.5	191.5	2,171.0
Commercial mortgage-backed securities	—	2,198.9	—	2,198.9
Other asset-backed securities	—	458.2	649.4	1,107.6
Equity securities, available-for-sale	132.9	—	13.5	146.4
Derivatives:
Interest rate contracts	2.6	162.5	12.0	177.1
Foreign exchange contracts	—	5.1	—	5.1
Equity contracts	12.4	—	95.3	107.7
Credit contracts	—	3.2	—	3.2
Embedded derivative on reinsurance	—	20.9	—	20.9
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,155.8	—	—	1,155.8
Assets held in separate accounts	44,413.3	—	—	44,413.3
Total	$47,269.3	$19,793.2	$1,011.6	$68,074.1

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$—	$—	$1,165.5	$1,165.5
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	—	—	77.0	77.0
Derivatives:
Interest rate contracts	—	419.2	0.3	419.5
Foreign exchange contracts	—	42.1	—	42.1
Equity contracts	0.8	—	16.0	16.8
Credit contracts	—	0.1	14.4	14.5
Total	$0.8	$461.4	$1,273.2	$1,735.4

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2011.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  At June 30, 2011, $205.4 and $17.1 billion of a total of $22.2 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process.  The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Fair values of privately placed bonds are primarily determined using a matrix-based pricing model and are classified as Level 2 assets.  The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company’s evaluation of the borrower’s ability to compete in its relevant market.  Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond. In addition, certain privately placed bonds are valued using broker quotes and internal pricing models and are classified as Level 3 assets. The Company’s internal pricing models utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the models include, but are not limited to, current market inputs, such as credit loss assumptions, assumed prepayment speeds and business performance.

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

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.  The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees.  As of June 30, 2011, the credit spreads of ING and the Company decreased by approximately 70 basis points from December 31, 2010, which contributed to changes in the valuation of the reserves for all investment contract guarantees.

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

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts.  The underlying

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

investments include mutual funds, short-term investments and cash, the valuations of which are based upon a quoted market price and are included in Level 1.

Level 3 Financial Instruments

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by ASC Topic 820), including but not limited to liquidity spreads for investments within markets deemed not currently active. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In addition, the Company has determined, for certain financial instruments, an active market is such a significant input to determine fair value that the presence of an inactive market may lead to classification in Level 3. In light of the methodologies employed to obtain the fair values of financial assets and liabilities classified as Level 3, additional information is presented below.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and six months ended June 30, 2011.

	Three Months Ended June 30, 2011
									Change in
	Fair Value	Total realized/unrealized				Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:		Purchases		in to	out of	as of	(losses) included
	April 1	Net income	OCI	and issuances	Settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
U.S. corporate, state and municipalities	$32.0	$—	$0.3	$—	$(19.2)	$109.3	$—	$122.4	$—
Foreign	8.0	(0.1)	0.3	2.6	(1.5)	23.4	(5.4)	27.3	—
Residential mortgage-backed securities	90.6	(0.1)	0.2	—	(0.7)	0.2	(70.6)	19.6	(0.1)
Other asset-backed securities	188.3	—	(0.2)	—	(7.3)	1.8	—	182.6	(0.2)
Total Fixed maturities, available for sale, including securities pledged:	318.9	(0.2)	0.6	2.6	(28.7)	134.7	(76.0)	351.9	(0.3)
Equity securities, available for sale	16.0	(0.1)	0.1	1.4	—	—	(1.2)	16.2	—
Derivatives, net	101.4	(10.9)	—	—	(3.1)	—	—	87.4	(8.2)
Investment contract guarantees:
FIA	(1,266.2)	(13.3)	—	(38.1)	7.4	—	—	(1,310.2)	—
GMWB/GMAB	(66.8)	(6.6)	—	—	0.8	—	—	(72.6)	—
Total Investment contract guarantees	(1,333.0)	(19.9) (1)	—	(38.1)	8.2	—	—	(1,382.8)	—

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2011
										Change in
	Fair Value	Total realized/unrealized					Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			Purchases		in to	out of	as of	(losses) included
	January 1	Net income		OCI	and issuances	Settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
U.S. corporate, state and municipalities	$40.1	$—		$(1.0)	$—	$(22.5)	$105.8	$—	$122.4	$—
Foreign	9.8	0.3		0.9	2.6	(5.1)	23.4	(4.6)	27.3	—
Residential mortgage-backed securities	191.5	(1.2)		0.7	2.9	(2.1)	—	(172.2)	19.6	(1.3)
Other asset-backed securities	649.4	(1.5)		5.0	—	(21.2)	1.3	(450.4)	182.6	(1.9)
Total Fixed maturities, available for sale, including securities pledged:	890.8	(2.4)		5.6	5.5	(50.9)	130.5	(627.2)	351.9	(3.2)
Equity securities, available for sale	13.5	(0.1)		0.1	4.0	—	—	(1.3)	16.2	—
Derivatives, net	76.5	16.4		—	—	(5.5)	—	—	87.4	16.9
Investment contract guarantees:
FIA	(1,165.5)	(118.8)		—	(69.9)	44.0	—	—	(1,310.2)	—
GMWB/GMAB	(77.0)	2.8		—	—	1.6	—	—	(72.6)	—
Total Investment contract guarantees	(1,242.5)	(116.0	)(1)	—	(69.9)	45.6	—	—	(1,382.8)	—

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

	Three Months Ended June 30, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	April 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
U.S. corporate, state and municipalities	$41.1	$(0.6)		$0.7	$24.5	$34.2	$(32.9)	$67.0	$(0.1)
Foreign	71.3	0.3		1.7	11.1	2.2	(31.3)	55.3	0.2
Residential mortgage-backed securities	44.5	(2.2)		6.7	(2.3)	113.8	(12.2)	148.3	(2.2)
Commercial mortgage-backed securities	7.9	—		—	—	—	(7.9)	—	—
Other asset-backed securities	649.8	(11.6)		31.0	(22.3)	32.5	—	679.4	(12.8)
Total Fixed maturities, available for sale, including securities pledged:	814.6	(14.1)		40.1	11.0	182.7	(84.3)	950.0	(14.9)
								—
Equity securities, available for sale	11.8	(0.1)		(0.1)	1.4	—	—	13.0	—
								—
Derivatives, net	75.6	(58.3)		—	49.4	—	—	66.7	1.3
								—
Investment contract guarantees:								—
FIA	(978.8)	23.5		—	(22.0)	—	—	(977.3)	—
GMWB/GMAB	(55.1)	(40.4)		—	(1.6)	—	—	(97.1)	—
Total Investment contract guarantees	(1,033.9)	(16.9	)(1)	—	(23.6)	—	—	(1,074.4)	—

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
U.S. corporate, state and municipalities	$—	$(0.6)		$0.7	$24.3	$42.6	$—	$67.0	$0.1
Foreign	—	(9.5)		7.0	9.1	48.7	—	55.3	(9.6)
Residential mortgage-backed securities	1,088.2	(2.6)		7.4	(6.0)	13.1	(951.8)	148.3	(2.6)
Commercial mortgage-backed securities	—	—		—	—	—	—	—	—
Other asset-backed securities	423.9	(16.0)		74.5	(39.4)	236.4	—	679.4	(17.2)
Total Fixed maturities, available for sale, including securities pledged:	1,512.1	(28.7)		89.6	(12.0)	340.8	(951.8)	950.0	(29.3)

Equity securities, available for sale	4.5	(0.1)		(0.7)	9.3	—	—	13.0	—

Derivatives, net	111.9	(58.7)		—	13.5	—	—	66.7	12.7

Investment contract guarantees:
FIA	(927.2)	(3.6)		—	(46.5)	—	—	(977.3)	—
GMWB/GMAB	(73.9)	(20.1)		—	(3.1)	—	—	(97.1)	—
Total Investment contract guarantees	(1,001.1)	(23.7	)(1)	—	(49.6)	—	—	(1,074.4)	—

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

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 during the six months ended June 30, 2011 in fixed maturities, including securities pledged, are primarily due to the Company’s determination that the market for subprime RMBS securities has become active.  While the valuation methodology has not changed, the Company has concluded that the frequency of transactions in the market for subprime RMBS securities represent regularly occurring market transactions and therefore are now classified as Level 2. The transfers out of Level 3 during the three months ended June 30, 2011 in fixed maturities, including securities pledged, are primarily due to an increased utilization of vendor valuations for certain CMO assets.

The remaining transfers in and out of Level 3 for fixed maturities during the three and six months ended June 30, 2011, are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at June 30, 2011 and December 31, 2010.

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale, including securities pledged	$21,904.9	$21,904.9	$21,806.9	$21,806.9
Fixed maturities at fair value using the fair value option	277.7	277.7	237.7	237.7
Equity securities, available-for-sale	137.3	137.3	146.4	146.4
Mortgage loans on real estate	3,171.5	3,261.6	2,967.9	3,036.0
Loan - Dutch State obligation	739.1	733.2	843.9	795.7
Limited partnerships/corporations	323.4	325.3	295.8	297.9
Policy loans	117.0	117.0	122.1	122.1
Cash, cash equivalents, Short-term investments, and Short-term investments under securities loan agreement	1,720.9	1,720.9	1,155.8	1,155.8
Derivatives	496.4	496.4	293.1	293.1
Other investments	2.0	2.0	1.8	1.8
Deposits from affiliates	1,507.1	1,529.3	1,600.4	1,577.3
Embedded derivative on reinsurance	—	—	20.9	20.9
Assets held in separate accounts	44,017.2	44,017.2	44,413.3	44,413.3
Liabilities:
Investment contract liabilities:
Deferred annuities	20,776.4	20,745.9	20,819.6	20,272.4
Guaranteed investment contracts and funding agreements	2,189.4	1,911.0	2,218.3	1,909.5
Supplementary contracts and immediate annuities	795.7	822.4	803.3	716.8
Embedded derivative on reinsurance	27.1	27.1	—	—
Derivatives	432.5	432.5	492.9	492.9
Investment contract guarantees:
Fixed indexed annuities	1,310.2	1,310.2	1,165.5	1,165.5
Guaranteed minimum withdrawal and accumulation benefits	72.6	72.6	77.0	77.0
Notes to affiliates	435.0	438.3	435.0	447.2

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

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are summarized as follows at June 30, 2011 and December 31, 2010.

	2011	2010

Total commercial mortgage loans	$3,174.2	$2,970.9
Collective valuation allowance	(2.7)	(3.0)
Total net commercial mortgage loans	$3,171.5	$2,967.9

As of June 30, 2011, all commercial mortgage loans are held-for-investment. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends, and assigns a quality rating using the Company’s internally developed quality rating system. This quality rating is based on the Company’s assessment of the level of concern over future payment according to contract terms. Loan performance is continuously monitored on a loan-

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

specific basis through the review of borrower submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

The Company has established a collective valuation allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. The collective valuation allowance is determined based on historical loss rates as adjusted by current economic information for all loans that are not determined to have an individually-assessed loss.  The changes in the collective valuation allowance were as follows at June 30, 2011 and December 31, 2010.

	2011	2010

Collective valuation allowance for losses, beginning of period	$3.0	$4.1
Addition to / (release of) allowance for losses	(0.3)	(1.1)
Collective valuation allowance for losses, end of period	$2.7	$3.0

The commercial mortgage loan portfolio is the recorded investment, prior to collective valuation allowances, by the indicated loan-to-value ratio and debt service coverage ratio, as reflected in the following tables at June 30, 2011 and December 31, 2010.

	2011	2010
Loan-to-Value Ratio:
0% - 50%	$1,064.2	$1,140.4
50% - 60%	835.4	707.7
60% - 70%	1,057.3	903.4
70% - 80%	196.6	197.6
80% - 90%	20.7	21.8
Total Commercial Mortgage Loans	$3,174.2	$2,970.9

	2011	2010
Debt Service Coverage Ratio:
Greater than 1.5x	$2,306.1	$2,038.3
1.25x - 1.5x	392.2	387.9
1.0x - 1.25x	259.4	255.2
Less than 1.0x	80.9	144.0
Mortgages secured by loans on land or construction loans	135.6	145.5
Total Commercial Mortgage Loans	$3,174.2	$2,970.9

The Company believes it has a high quality mortgage loan portfolio with substantially all of commercial mortgages classified as performing. The Company defines delinquent commercial mortgage loans consistent with industry practice as 60 days past due. As of June 30, 2011, there were two commercial loans classified as delinquent. The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Interest accrual is not resumed until past due payments are brought current. At June 30, 2011, there were no commercial mortgage loans on nonaccrual status.

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

The carrying values and unpaid principal balances (prior to any charge-off) of impaired commercial mortgage loans were as follows as of June 30, 2011 and December 31, 2010.

	2011	2010

Impaired loans without valuation allowances	$7.1	$16.5

Unpaid principal balance of impaired loans	$8.9	$18.7

The following is information regarding impaired loans, restructured loans, loans 90 days or more past due and loans in the process of foreclosure at June 30, 2011 and December 31, 2010.

	2011	2010

Impaired loans, average investment during the period	$11.8	$32.4
Interest income recognized on impaired loans, on an accrual basis	—	1.3
Interest income recognized on impaired loans, on a cash basis	0.1	1.4

As of June 30, 2011 and December 31, 2010, there were no Restructured loans, Interest income recognized on restructured loans, Loans 90 days or more past due, interest no longer accruing, at amortized cost, Loans in foreclosure, at amortized cost, and Unpaid principal balance of loans 90 days or more past due, interest no longer accruing.

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

The notional amounts and fair values of derivatives were as follows as of June 30, 2011 and December 31, 2010.

	2011			2010
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Derivatives: Qualifying for hedge accounting(1)
Interest rate contracts	7.9	$0.1	$—	79.5	$0.5	$7.2
Foreign exchange contracts	—	—	—	25.4	—	0.2
Derivatives: Non-Qualifying for hedge accounting(1)
Interest rate contracts	15,388.6	378.4	294.6	17,450.9	176.6	412.3
Foreign exchange contracts	1,035.4	4.4	59.9	908.4	5.1	41.9
Equity contracts	9,950.5	112.3	67.0	9,269.8	107.7	16.8
Credit contracts	341.9	1.2	11.0	333.8	3.2	14.5

Embedded derivatives:
Within retail annuity products(2)	N/A	—	1,382.8	N/A	—	1,242.5
Within reinsurance agreement (2)	N/A	—	27.1	N/A	20.9	—
Total		$496.4	$1,842.4		$314.0	$1,735.4

N/A - Not applicable.

(1)	The fair values of these derivatives are reported in Derivatives or Other liabilities on the Condensed Balance Sheets.
(2)	The fair values of embedded derivatives within retail annuity products and reinsurance agreements are reported in Future policy benefits and claim reserves on the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Derivatives: Qualifying for hedge accounting(1):
Interest rate contracts	$—	$(1.5)	$—	$(2.7)
Derivatives: Non-Qualifying for hedge accounting(1):
Interest rate contracts	174.4	87.6	119.3	73.9
Foreign exchange contracts	(32.0)	62.8	(64.0)	104.3
Equity contracts	(45.9)	495.1	(310.0)	184.8
Credit contracts	1.5	(3.5)	4.8	(3.3)
Embedded derivatives:
Within retail annuity products(2)	(49.8)	23.5	(140.3)	(3.6)
Within reinsurance agreement(2)	(26.3)	(40.4)	(48.0)	(20.1)
Total	$21.9	$623.6	$(438.2)	$333.3

(1)	Changes in value are included in Net realized capital gains (losses) on the Condensed Statements of Operations.
(2)	Changes in value are included in Interest credited and other benefits to contract owners on the Condensed Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own.  Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties.  The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations.  Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets.  In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At June 30, 2011, the fair value of credit default swaps of $1.2 and $11.0 was included in Derivatives and Other liabilities, respectively, on the Condensed Balance Sheets.  At December 31, 2010, the fair value of credit default swaps of $3.2 and $14.5 was included in Derivatives and Other liabilities, respectively, on the Condensed Balance Sheets.  As of June 30, 2011 and December 31, 2010, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $315.6 and $308.1, respectively.

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

Activity within DAC was as follows for the six months ended June 30, 2011 and 2010.

	2011	2010
Balance at January 1	$3,155.0	$3,718.0
Deferrals of commissions and expenses	76.6	114.8
Amortization:
Amortization	(217.9)	(319.6)
Interest accrued at 3% to 4%	110.6	116.7
Net amortization included in the Condensed
Statements of Operations	(107.3)	(202.9)
Change in unrealized capital gains/losses on available-for-sale securities	(52.2)	(421.4)
Balance at June 30	$3,072.1	$3,208.5

Activity within VOBA was as follows for the six months ended June 30, 2011 and 2010.

	2011	2010
Balance at January 1	$68.1	$113.4
Amortization:
Amortization	(5.4)	(21.3)
Interest accrued at 4% to 5%	2.1	2.6
Net amortization included in the Condensed
Statements of Operations	(3.3)	(18.7)
Change in unrealized capital gains/losses on available-for-sale securities	(6.2)	(18.7)
Balance at June 30	$58.6	$76.0

5.                                      Capital Contributions and Dividends

During the six months ended June 30, 2011 and 2010, the Company received $44.0 and $239.0, respectively, in capital contributions from its Parent.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

During the six months ended June 30, 2011 and 2010, the Company did not pay any dividends or return of capital distributions on its capital stock to its Parent.

6.                                      Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2011 and 2010 were 1.5% and 51.5%, respectively. The Company’s effective tax rates for the six months ended June 30, 2011 and 2010 were 11.8% and 55.4%, respectively. The effective rates differ from the statutory rate due to the following items:

	Three Months Ended June 30,
	2011	2010
Statutory rate	35.0%	35.0%

Dividends received deduction	(12.1)%	9.4%
Valuation allowance	(21.0)%	6.8%
Tax Credits	(0.4)%	0.4%
Other	0.0%	(0.1)%
Effective rate at June 30	1.5%	51.5%

	Six Months Ended June 30,
	2011	2010
Statutory rate	35.0%	35.0%

Dividends received deduction	(18.4)%	19.9%
Valuation allowance	(6.4)%	0.0%
Audit settlements	2.1%	0.0%
Tax Credits	(0.6)%	0.7%
Other	0.1%	(0.2)%
Effective rate at June 30	11.8%	55.4%

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. At June 30, 2011 and December 31, 2010, the Company had a tax valuation allowance of $172.5 and $187.5, respectively, related to realized and unrealized capital losses.  As of June 30, 2011 and December 31, 2010, the Company had a full tax valuation allowance of $12.1 related to foreign tax credits, the benefit of which is uncertain.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the six months ended June 30, 2011 and December 31, 2010 are as follows:

	2011	2010
Balance at beginning of period	$28.0	$60.3
Additions for tax positions related to prior years	6.1	28.0
Reductions for tax positions related to prior years	—	(60.2)
Reductions for settlements with taxing authorities	(25.3)	(0.1)
Balance at end of period	$8.8	$28.0

The Company had $2.7 of unrecognized tax benefits as of June 30, 2011 and December 31, 2010, respectively, that would affect the Company’s effective tax rate if recognized.

Tax Regulatory Matters

In March 2011, the Internal Revenue Service (“IRS”) completed its examination of the Company’s returns for tax year 2009.  The 2009 settlement did not have a material impact on the Company’s financial position.

The Company is currently under audit by the IRS for tax years 2010 and 2011.  It is expected that the examination of tax year 2010 will be finalized within the next twelve months.  Upon finalization of the IRS examination it is reasonably possible that the unrecognized tax benefits will decrease by up to $6.1.  The timing of the payment of the remaining allowance of $2.7 cannot be reliably estimated.  The Company and the IRS have agreed to participate in the Compliance Assurance Program (“CAP”) for tax years 2010 and 2011.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Under this agreement, the Company did not incur any interest expense for the three and six months ended June 30, 2011 and 2010.  The Company earned interest income of $0.4 for the three and six months ended June 30, 2011 and 2010.  Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations.  As of June 30, 2011 and December 31, 2010, the Company had an outstanding receivable of $0 and $593.6, respectively, with ING AIH under the reciprocal loan agreement.

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

As of June 30, 2011, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $229.6, of which $143.4 was with related parties. As of December 31, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $529.2, of which $153.0 was with related parties. During the three and six months ended June 30, 2011, $8.3 and $13.3, respectively, was funded to related parties under these commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of June 30, 2011 and December 31, 2010, the Company held $115.6 and $57.9, respectively, of cash collateral, related to derivative contracts, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets. In addition, as of June 30, 2011 and December 31, 2010, the Company delivered collateral of $496.8 and $749.7, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

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

9.                                      Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive loss as of June 30, 2011 and 2010.

	2011	2010
Net unrealized capital gains (losses):
Fixed maturities	$859.2	$389.7
Equity securities, available-for-sale	6.4	3.7
Derivatives	(0.9)	—
DAC/VOBA adjustment on available-for-sale securities	(516.7)	(504.4)
Sales inducements adjustment on available-for-sale securities	(88.3)	(84.0)
Other investments	(35.5)	(24.9)
Unrealized capital gains (losses), before tax	224.2	(219.9)
Net deferred income tax liability	(85.4)	70.1
Deferred tax asset valuation allowance	72.0	25.4
Net unrealized capital gains (losses):	210.8	(124.4)
Pension liability, net of tax	(2.7)	(3.3)
Accumulated other comprehensive income (loss)	$208.1	$(127.7)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the six months ended June 30, 2011 and 2010.

	2011	2010
Fixed maturities	$176.8	$944.4
Equity securities, available-for-sale	(0.5)	0.2
Derivatives	(1.2)	—
DAC/VOBA adjustment on available-for-sale securities	(58.4)	(440.1)
Sales inducements adjustment on available-for-sale securities	(7.8)	(83.9)
Other investments	0.2	0.1
Unrealized capital gains (losses), before tax	109.1	420.7
Deferred income tax liability	(38.2)	(147.2)
Deferred tax asset valuation allowance	5.0	131.4
Net change in unrealized capital gains (losses)	$75.9	$404.9

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the six months ended June 30, 2011 and 2010.

	2011	2010
Net unrealized capital holding gains arising during the period(1)	$64.7	$278.6
Reclassification adjustment for gains and other items included in Net income (loss)(2)	6.2	(5.1)
Change in deferred tax valuation allowance	5.0	131.4
Net change in unrealized capital gains on securities	$75.9	$404.9

(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $99.5 and $428.5 for the six months ended June 30, 2011 and 2010, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $(9.6) and $7.8 for the six months ended June 30, 2011 and 2010, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by FIFO methodology.

Item 2.            Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate) for each of the three and six months ended June 30, 2011 and 2010, and financial condition as of June 30, 2011 and December 31, 2010. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2010 Annual Report on Form 10-K.

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

As part of a restructuring plan approved by the EC, ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales, or a combination thereof.  On November 10, 2010, ING announced that while the option of one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are preparing for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.  On November 10, 2010, ING also announced that management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year.  The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.  See the “Recent Initiatives” section included in Liquidity and Capital Resources for a description of the key components of the ING restructuring plan.

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

Economic Analysis

The pace of economic growth in the U.S. slowed down markedly in the first half of 2011, following the recovery after the recent financial crisis.  Restrained consumer spending and shortage of auto parts contributed to the slower pace of economic activity, while housing prices have continued to decline and residential investment remains weak.  Global industrial production and global trade are expanding but at a less rapid pace than at the beginning of the recovery from the recent financial crisis. Underlying core inflation has increased somewhat mainly due to higher rents and housing costs, while headline inflation is still elevated primarily due to higher energy and commodity prices. The pace of economic growth is still constrained by high unemployment, modest income growth, lower housing wealth, and tepid expansion of credit. The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies.  The Federal Reserve completed its purchase of long-term Treasury securities, as scheduled, by the end of second quarter of 2011.  The Federal Open Market Committee has stated that it will keep the federal funds target rate exceptionally low for an extended period.

Significant downside risks still remain for the U.S. and other advanced and emerging economies, such as certain sovereign credit risks and spike in oil prices due to upheaval in the Middle East. These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance industry.

Short-term London Interbank Offered Rates and U.S. Treasury rates continued to show signs of recovery during 2011. Long-term U.S. Treasury rates decreased in the second quarter of 2011 as compared to the previous quarter, which had a positive effect on the fixed maturities portfolio and resulted in unrealized and realized capital gains. The decline in U.S. Treasury rates is mainly due to anticipation in the market that the Federal Reserve will maintain its existing policy of reinvesting principal payments from its securities holdings and will keep the federal funds target rate low for an extended period.

Results of Operations

The Company’s results of operations for the three and six months ended June 30, 2011, and changes therein, primarily reflect lower Interest credited and other benefits to contract owners, a decrease in Net amortization of DAC and VOBA, higher Net investment income, and higher Fee income partially offset by an unfavorable change in Total net realized capital gains (losses), higher Operating expenses, lower Premiums, and a higher Income tax expense.

	Three Months Ended
	June 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Net investment income	$368.5	$343.1	$25.4	7.4%
Fee income	280.0	274.1	5.9	2.2%
Premiums	118.5	226.8	(108.3)	(47.8)%
Net realized capital losses:
Total other-than-temporary impairment losses	(26.0)	(48.1)	22.1	45.9%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	2.2	10.5	(8.3)	(79.0)%
Net other-than-temporary impairments recognized in earnings	(23.8)	(37.6)	13.8	36.7%
Other net realized capital gains	154.1	660.1	(506.0)	(76.7)%
Total net realized capital gains	130.3	622.5	(492.2)	(79.1)%
Other income (expense)	0.1	(0.1)	0.2	200.0%
Total revenue	897.4	1,466.4	(569.0)	(38.8)%
Benefits and expenses:
Interest credited and other benefits to contractowners	611.3	1,296.3	(685.0)	(52.8)%
Operating expenses	112.4	101.7	10.7	10.5%
Net amortization of deferred policy acquisition costs and value of business acquired	39.8	156.0	(116.2)	(74.5)%
Interest expense	7.9	8.0	(0.1)	(1.3)%
Other expense	7.0	11.1	(4.1)	(36.9)%
Total benefits and expenses	778.4	1,573.1	(794.7)	(50.5)%
Income(loss) before income taxes	119.0	(106.7)	225.7	NM
Income tax expense (benefit)	1.8	(54.9)	56.7	NM
Net income (loss)	$117.2	$(51.8)	$169.0	NM
Effective tax rate	1.5%	51.5%

NM - Not meaningful.

	Six Months Ended
	June 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Net investment income	$725.9	$662.2	$63.7	9.6%
Fee income	559.0	542.3	16.7	3.1%
Premiums	233.6	276.4	(42.8)	(15.5)%
Net realized capital losses:
Total other-than-temporary impairment losses	(91.0)	(119.7)	28.7	24.0%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	5.1	56.5	(51.4)	(91.0)%
Net other-than-temporary impairments recognized in earnings	(85.9)	(63.2)	(22.7)	(35.9)%
Other net realized capital gains (losses)	(183.8)	423.7	(607.5)	(143.4)%
Total net realized capital gains (losses)	(269.7)	360.5	(630.2)	(174.8)%
Other income	0.4	—	0.4	NM
Total revenue	1,249.2	1,841.4	(592.2)	(32.2)%
Benefits and expenses:
Interest credited and other benefits to contractowners	729.9	1,481.2	(751.3)	(50.7)%
Operating expenses	219.8	203.1	16.7	8.2%
Net amortization of deferred policy acquisition costs and value of business acquired	110.6	221.6	(111.0)	(50.1)%
Interest expense	15.7	16.0	(0.3)	(1.9)%
Other expense	16.3	20.9	(4.6)	(22.0)%
Total benefits and expenses	1,092.3	1,942.8	(850.5)	(43.8)%
Income (loss) before income taxes	156.9	(101.4)	258.3	NM
Income tax expense (benefit)	18.5	(56.2)	74.7	NM
Net income (loss)	$138.4	$(45.2)	$183.6	NM
Effective tax rate	11.8%	55.4%

NM - Not meaningful.

Revenues

Total revenue decreased for the three and six months ended June 30, 2011, primarily reflecting an unfavorable change in Net realized capital gains (losses) and lower Premiums partially offset by higher Net investment income, and higher Fee income.

The unfavorable change in Total net realized capital gains (losses) for the three and six months ended June 30, 2011 is primarily due to an unfavorable change in derivatives related to (a) hedging of variable annuity guaranteed death benefits, (b) higher losses related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, and (c) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement.  However, the losses on the VAGLB are ceded to SLDI and reported as a corresponding favorable change in Interest credited and other benefits to policyholders.  Higher credit and intent related impairments for the six-month period on fixed maturities also contributed to this unfavorable variance.  The unfavorable changes were partially offset by favorable changes in derivatives used to hedge FIA products.

The increase in Net investment income for the three and six months ended June 30, 2011 is mainly due to higher income on fixed maturities.

Fee income increased for the three and six months ended June 30, 2011 as overall average variable AUM increased, driven by a favorable equity market starting in 2010 and continuing in 2011.

Premiums for the three and six months ended June 30, 2011 decreased primarily due to a decrease in the block of group annual term business assumed by the Company from ReliaStar Life Insurance Company (“RLI”), an affiliate, under the bulk reinsurance agreements.

Benefits and Expenses

Total benefits and expenses decreased for the three and six months ended June 30, 2011 primarily due to a decrease in Interest credited and other benefits to contract owners and a decrease in Net amortization of DAC and VOBA partially offset by higher Operating expenses.

The decrease in Interest credited and other benefits to contract owners for the three and six months ended June 30, 2011 reflects the transfer of gains (losses) on futures and investment income under the combined coinsurance and coinsurance funds withheld agreement with SLDI. The corresponding losses and investment income are reported in Total net realized capital gains (losses) and Net investment income, respectively. In addition, Interest credited and other benefits to contract owners reflects a favorable change due to lower reserves as a result of the Company entering into a new reinsurance agreement in the fourth quarter of 2010 which ceded a block of employee benefits business to SLDI.

The Net amortization of DAC and VOBA decreased for the three and six months ended June 30, 2011 due to favorable equity market performance when compared to prior periods.

Operating expenses for the three and six months ended June 30, 2011 increased reflecting higher asset-based commission expense due to higher AUM, partially offset by lower general expenses.

Income Taxes

Income tax expense increased for the three and six months ended June 30, 2011 primarily due to an increase in income before taxes and unfavorable audit settlements, partially offset by an increase in the dividends received deduction and a release of  tax valuation allowance.

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

Portfolio Composition

The following tables present the investment portfolio at June 30, 2011 and December 31, 2010.

	2011		2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
Fixed maturities, available-for-sale, including securities pledged	$21,904.9	76.7%	$21,806.9	78.9%
Fixed maturities, at fair value using the fair value option	277.7	1.0%	237.7	0.9%
Equity securities, available-for-sale	137.3	0.5%	146.4	0.5%
Short-term investments	1,382.9	4.8%	939.2	3.4%
Mortgage loans on real estate	3,171.5	11.1%	2,967.9	10.7%
Policy loans	117.0	0.4%	122.1	0.4%
Loan - Dutch State obligation	739.1	2.6%	843.9	3.1%
Limited partnerships/corporations	323.4	1.2%	295.8	1.1%
Derivatives	496.4	1.7%	293.1	1.1%
Other investments	2.0	0.0%	1.8	0.0%
Total investments	$28,552.2	100.0%	$27,654.8	100.0%

Fixed Maturities and Equity Securities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of June 30, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,352.2	$6.6	$5.4	$1,353.4	$—
U.S. government agencies and authorities	19.4	—	0.1	19.3	—
State, municipalities, and political subdivisions	105.4	0.8	8.3	97.9	—

U.S. corporate securities:
Public utilities	1,229.3	55.6	15.0	1,269.9	—
Other corporate securities	8,110.8	418.2	48.3	8,480.7	—
Total U.S. corporate securities	9,340.1	473.8	63.3	9,750.6	—

Foreign securities(1):
Government	394.0	26.8	1.5	419.3	—
Other	5,196.1	263.7	54.6	5,405.2	—
Total foreign securities	5,590.1	290.5	56.1	5,824.5	—

Residential mortgage-backed securities	1,969.5	244.4	81.9	2,132.0	65.9
Commercial mortgage-backed securities	2,008.7	131.9	26.3	2,114.3	4.9
Other asset-backed securities	938.0	20.4	67.8	890.6	4.4

Total fixed maturities, including securities pledged	21,323.4	1,168.4	309.2	22,182.6	75.2
Less: securities pledged	721.0	12.1	4.6	728.5	—
Total fixed maturities	20,602.4	1,156.3	304.6	21,454.1	75.2
Equity securities	130.9	6.4	—	137.3	—
Total investments	$20,733.3	$1,162.7	$304.6	$21,591.4	$75.2

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,595.7	$19.4	$2.4	$1,612.7	$—
U.S. government agencies and authorities	24.2	0.3	0.2	24.3	—
State, municipalities, and political subdivisions	126.5	3.6	11.6	118.5	—

U.S. corporate securities:
Public utilities	1,526.4	83.2	18.4	1,591.2	—
Other corporate securities	7,517.1	367.9	63.5	7,821.5	0.3
Total U.S. corporate securities	9,043.5	451.1	81.9	9,412.7	0.3

Foreign securities(1):
Government	474.6	39.0	4.3	509.3	—
Other	4,742.9	216.7	70.0	4,889.6	0.1
Total foreign securities	5,217.5	255.7	74.3	5,398.9	0.1

Residential mortgage-backed securities	2,028.7	240.8	98.5	2,171.0	67.2
Commercial mortgage-backed securities	2,112.2	125.8	39.1	2,198.9	7.3
Other asset-backed securities	1,213.9	17.8	124.1	1,107.6	32.1

Total fixed maturities, including securities pledged	21,362.2	1,114.5	432.1	22,044.6	107.0
Less: securities pledged	886.6	17.5	14.7	889.4	—
Total fixed maturities	20,475.6	1,097.0	417.4	21,155.2	107.0
Equity securities	139.5	6.9	—	146.4	—
Total investments	$20,615.1	$1,103.9	$417.4	$21,301.6	$107.0

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At June 30, 2011 and December 31, 2010, the average quality rating of the Company’s fixed maturities portfolio was A.  Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows as of June 30, 2011 and December 31, 2010.

	2011
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$4,886.9	22.0%	$4,651.5	21.8%
AA	1,813.1	8.2%	1,814.8	8.5%
A	6,086.5	27.4%	5,846.4	27.4%
BBB	7,776.8	35.1%	7,414.4	34.8%
BB	898.1	4.0%	864.8	4.1%
B and below	721.2	3.3%	731.5	3.4%
Total	$22,182.6	100.0%	$21,323.4	100.0%

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$5,188.9	23.5%	$4,945.4	23.2%
AA	2,038.3	9.3%	2,049.8	9.6%
A	5,961.5	27.0%	5,749.0	26.9%
BBB	7,240.6	32.8%	6,940.9	32.5%
BB	787.1	3.6%	768.0	3.6%
B and below	828.2	3.8%	909.1	4.2%
Total	$22,044.6	100.0%	$21,362.2	100.0%

92.7% and 92.6% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at June 30, 2011 and December 31, 2010, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, by market sector, including securities pledged to creditors, were as follows as of June 30, 2011 and December 31, 2010.

	2011
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,353.4	6.1%	$1,352.2	6.3%
U.S. government agencies and authorities	19.3	0.1%	19.4	0.1%
U.S. corporate, state, and municipalities	9,848.5	44.4%	9,445.5	44.3%
Foreign	5,824.5	26.3%	5,590.1	26.2%
Residential mortgage-backed	2,132.0	9.6%	1,969.5	9.3%
Commercial mortgage-backed	2,114.3	9.5%	2,008.7	9.4%
Other asset-backed	890.6	4.0%	938.0	4.4%
Total	$22,182.6	100.0%	$21,323.4	100.0%

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,612.7	7.3%	$1,595.7	7.5%
U.S. government agencies and authorities	24.3	0.1%	24.2	0.1%
U.S. corporate, state, and municipalities	9,531.2	43.2%	9,170.0	42.9%
Foreign	5,398.9	24.5%	5,217.5	24.4%
Residential mortgage-backed	2,171.0	9.9%	2,028.7	9.5%
Commercial mortgage-backed	2,198.9	10.0%	2,112.2	9.9%
Other asset-backed	1,107.6	5.0%	1,213.9	5.7%
Total	$22,044.6	100.0%	$21,362.2	100.0%

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2011, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$1,197.7	$1,219.6
After one year through five years	5,175.3	5,436.4
After five years through ten years	5,763.5	5,992.5
After ten years	4,270.7	4,397.2
Mortgage-backed securities	3,978.2	4,246.3
Other asset-backed securities	938.0	890.6
Fixed maturities, including securities pledged	$21,323.4	$22,182.6

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at June 30, 2011 and December 31, 2010.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At June 30, 2011 and December 31, 2010, approximately 26.3% and 22.9%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At June 30, 2011 and December 31, 2010, the Company had $1,579.6, in non-putable funding agreements, including accrued interest, issued to the FHLB. At June 30, 2011 and December 31, 2010, assets with a market value of $1,868.3 and $1,930.1, respectively, collateralized the funding agreements issued to the FHLB.

Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Subprime and Alt-A Mortgage Exposure

The market for securities collateralized by subprime mortgages has been in a period of extended distress and uncertainty with regards to credit performance. Underlying collateral has continued to reflect the problems associated with a housing market that has seen substantial price declines and an employment market that has declined significantly and remains under stress.  Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector.  Over the course of 2010 and early 2011, price transparency and liquidity for bonds backed by subprime mortgages improved with the reduced volatility across broader risk markets and apparent increase in overall risk appetite.  However, in second quarter of 2011, the market for the lower quality, distressed segments of the subprime and Alt-A mortgage markets again displayed weakness.  Distortions to the amount of available supply in the market of these asset types had the impact of increasing volatility and reducing liquidity in these segments of the non-agency Residential Mortgage-backed Securities (“RMBS”) markets.  In addition, headwinds from fundamental problems in the housing market negatively impacted credit risk premiums, further pressuring bond prices lower.  In managing its risk exposure to subprime and Alt-A mortgages, the Company takes into account collateral performance and structural characteristics associated with its various positions.

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

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table previously referred to. As of June 30, 2011, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $319.5 and $58.3, respectively, representing 1.4% of total fixed maturities. As of December 31, 2010, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $456.3 and $109.9, respectively, representing 2.1% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of June 30, 2011 and December 31, 2010:

2011				2010
% of Total				% of Total
Subprime				Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	17.4%	2007	33.7%	AAA	23.0%	2007	39.7%
AA	26.2%	2006	7.4%	AA	20.3%	2006	6.9%
A	8.6%	2005 and prior	58.9%	A	8.2%	2005 and prior	53.4%
BBB	10.2%		100.0%	BBB	9.0%		100.0%
BB and below	37.6%			BB and below	39.5%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of June 30, 2011, the fair value and gross unrealized losses aggregated to $145.8 and $46.5, respectively, representing 0.7% of total fixed maturities. As of December 31, 2010, the fair value and gross unrealized losses aggregated to $158.3 and $51.1, respectively, representing 0.7% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of June 30, 2011 and December 31, 2010:

2011				2010
% of Total				% of Total
Alt-A				Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	19.2%	2007	29.4%	AAA	19.7%	2007	29.7%
AA	2.3%	2006	19.0%	AA	1.6%	2006	19.8%
A	0.5%	2005 and prior	51.6%	A	0.1%	2005 and prior	50.5%
BBB	1.9%		100.0%	BBB	1.0%		100.0%
BB and below	76.1%			BB and below	77.6%
	100.0%				100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

Delinquency rates on commercial mortgages have continued to increase in recent months, a continuation of the trends observed since the credit crisis.  However, the pace of increase has slowed and some months have posted month over month declines in delinquent mortgages.  In addition, other performance metrics like vacancies, property values and rent levels have exhibited improvements, providing early, albeit tentative, signals of a recovery in commercial real estate.  For consumer asset-backed securities, delinquency rates have continued to decline.  While there are concerns with consumer loans as a result of the current macro-economic environment, improvements in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of June 30, 2011 and December 31, 2010, the fair value of the Company’s Commercial Mortgage-backed Securities (“CMBS”) totaled $2.1 billion and $2.2 billion, respectively, and other ABS, excluding subprime exposure, totaled $571.2 and $656.7, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of June 30, 2011, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 27.7%, 27.5%, and 24.0%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 31.2%, 25.6%, and 28.5%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of June 30, 2011 and December 31, 2010:

2011				2010
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	48.4%	2008	0.4%	AAA	58.8%	2008	0.9%
AA	14.4%	2007	25.6%	AA	5.6%	2007	23.6%
A	14.5%	2006	30.6%	A	11.5%	2006	24.6%
BBB	16.9%	2005 and prior	43.4%	BBB	11.1%	2005 and prior	50.9%
BB and below	5.8%		100.0%	BB and below	13.0%		100.0%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of June 30, 2011 and December 31, 2010:

2011				2010
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	81.2%	2011	4.6%	AAA	76.3%	2010	13.1%
AA	4.9%	2010	13.1%	AA	5.3%	2009	16.2%
A	5.0%	2009	9.6%	A	5.3%	2008	10.9%
BBB	5.7%	2008	4.0%	BBB	8.6%	2007	18.1%
BB and below	3.2%	2007	19.7%	BB and below	4.5%	2006	16.2%
	100.0%	2006 and prior	49.0%		100.0%	2005 and prior	25.5%
			100.0%				100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $3.2 billion and $3.0 billion as of June 30, 2011 and December 31, 2010, respectively. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

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

All commercial mortgages are rated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. Impairments taken on the mortgage loan portfolio were $0.3 and $2.3 for the three and six months ended June 30, 2011, respectively. Impairments taken on the mortgage loan portfolio were $0.3 and $0.5 for the three and six months ended June 30, 2010, respectively. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. There were two mortgage loans in the Company’s portfolio in arrears with respect to principal and interest at June 30, 2011 with a total book value of $19.8. There were no mortgage loans in the Company’s portfolio in arrears with respect to principal and interest at December 31, 2010. Due to challenges that the economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. At June 30, 2011 and December 31, 2010, the Company had a $2.7 and $3.0 allowance for mortgage loan credit losses, respectively.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. These ratios are utilized as part of the review process described above. LTV and DSC ratios as of June 30, 2011 and December 31, 2010, are as follows:

	2011(1)	2010(1)
Loan-to-Value Ratio:
0% - 50%	$1,064.2	$1,140.4
50% - 60%	835.4	707.7
60% - 70%	1,057.3	903.4
70% - 80%	196.6	197.6
80% - 90%	20.7	21.8
Total Commercial Mortgage Loans	$3,174.2	$2,970.9

(1)          Balances do not include allowance for mortgage loan credit losses.

	2011(1)	2010(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,306.1	$2,038.3
1.25x - 1.5x	392.2	387.9
1.0x - 1.25x	259.4	255.2
Less than 1.0x	80.9	144.0
Mortgages secured by loans on land or construction loans	135.6	145.5
Total Commercial Mortgage Loans	$3,174.2	$2,970.9

(1)          Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of June 30, 2011 and December 31, 2010.

	2011(1)		2010(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$781.8	24.6%	$741.0	24.9%
South Atlantic	558.8	17.6%	546.8	18.4%
Middle Atlantic	389.4	12.3%	385.0	13.0%
East North Central	345.5	10.9%	289.1	9.7%
West South Central	431.9	13.6%	388.6	13.1%
Mountain	368.3	11.6%	361.9	12.2%
New England	81.5	2.6%	81.1	2.7%
West North Central	143.3	4.5%	113.3	3.8%
East South Central	73.7	2.3%	64.1	2.2%
Total Commercial Mortgage Loans	$3,174.2	100.0%	$2,970.9	100.0%

(1)          Balances do not include allowance for mortgage loan credit losses.

	2011(1)		2010(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Apartments	$437.6	13.8%	$451.0	15.2%
Hotel/Motel	158.1	5.0%	177.4	6.0%
Industrial	1,127.1	35.5%	1,003.5	33.7%
Office	548.5	17.3%	542.4	18.3%
Other	98.3	3.1%	102.7	3.5%
Retail	804.6	25.3%	693.9	23.3%
Total Commercial Mortgage Loans	$3,174.2	100.0%	$2,970.9	100.0%

(1)          Balances do not include allowance for mortgage loan credit losses.

The following tables set forth the breakdown of commercial mortgages by year of origination as of June 30, 2011 and December 31, 2010.

	2011(1)	2010(1)
Year of Origination:
2011	$430.9	$—
2010	268.7	230.6
2009	84.0	85.3
2008	410.0	446.9
2007	548.6	572.9
2006 and prior	1,432.0	1,635.2
Total Commercial Mortgage Loans	$3,174.2	$2,970.9

(1)          Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at June 30, 2011 and December 31, 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$47.5	15.4%	$14.8	4.8%	$124.6	28.8%	$12.4	2.9%
More than six months and twelve months or less below amortized cost	64.2	20.8%	10.2	3.3%	2.2	0.5%	0.1	0.0%
More than twelve months below amortized cost	95.4	30.8%	77.1	24.9%	124.9	28.9%	167.9	38.9%
Total unrealized capital losses	$207.1	67.0%	$102.1	33.0%	$251.7	58.2%	$180.4	41.8%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at June 30, 2011 and December 31, 2010.

	Six Months	More than
	or Less	Six Months and	More than	Total
	Below	Twelve Months	Twelve Months	Unrealized
	Amortized	or Less Below	Below	Capital
	Cost	Amortized Cost	Amortized Cost	Losses
2011
Interest rate or spread widening	$31.2	$71.2	$30.8	$133.2
Mortgage and other asset-backed securities	31.1	3.2	141.7	176.0
Total unrealized capital losses	$62.3	$74.4	$172.5	$309.2
Fair value	$3,001.6	$1,776.0	$999.3	$5,776.9

2010
Interest rate or spread widening	$128.4	$2.1	$39.9	$170.4
Mortgage and other asset-backed securities	8.6	0.2	252.9	261.7
Total unrealized capital losses	$137.0	$2.3	$292.8	$432.1
Fair value	$5,096.8	$86.9	$1,622.6	$6,806.3

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at June 30, 2011 and December 31, 2010.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$747.7	$5.4	$—	$—	$—	$—	$747.7	$5.4
U.S. government agencies and authorities	—	—	2.4	0.1	—	—	2.4	0.1
U.S. corporate, state, and municipalities	1,034.2	17.0	946.2	44.1	179.7	10.5	2,160.1	71.6
Foreign	483.5	8.8	634.7	27.0	168.3	20.3	1,286.5	56.1
Residential mortgage-backed	282.0	6.2	189.5	3.2	294.0	72.5	765.5	81.9
Commercial mortgage-backed	334.0	18.5	—	—	55.7	7.8	389.7	26.3
Other asset-backed	120.2	6.4	3.2	—	301.6	61.4	425.0	67.8
Total	$3,001.6	$62.3	$1,776.0	$74.4	$999.3	$172.5	$5,776.9	$309.2

2010
U.S. Treasuries	$677.8	$2.4	$—	$—	$—	$—	$677.8	$2.4
U.S. government agencies and authorities	18.1	0.2	—	—	—	—	18.1	0.2
U.S. corporate, state, and municipalities	2,494.7	73.0	37.1	1.0	258.9	19.5	2,790.7	93.5
Foreign	1,277.5	52.8	35.8	1.1	195.4	20.4	1,508.7	74.3
Residential mortgage-backed	472.6	7.2	1.0	0.1	336.5	91.2	810.1	98.5
Commercial mortgage-backed	22.6	0.4	4.3	0.1	390.2	38.6	417.1	39.1
Other asset-backed	133.5	1.0	8.7	—	441.6	123.1	583.8	124.1
Total	$5,096.8	$137.0	$86.9	$2.3	$1,622.6	$292.8	$6,806.3	$432.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 85.3% of the average book value as of June 30, 2011.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$3,197.0	$86.4	$78.2	$21.2	303	29
More than six months and twelve months or less below amortized cost	1,910.2	22.5	80.8	6.3	239	5
More than twelve months below amortized cost	631.1	238.9	38.3	84.4	99	80
Total	$5,738.3	$347.8	$197.3	$111.9	641	114

2010
Six months or less below amortized cost	$5,650.7	$49.3	$172.3	$13.2	585	14
More than six months and twelve months or less below amortized cost	289.5	18.9	15.9	4.8	46	3
More than twelve months below amortized cost	688.7	541.3	40.6	185.3	95	137
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%

2011
U.S. Treasuries	$753.1	$—	$5.4	$—	3	—
U.S. government agencies and authorities	2.5	—	0.1	—	1	—
U.S. corporate, state and municipalities	2,215.9	15.8	67.1	4.5	225	2
Foreign	1,300.3	42.3	46.4	9.7	131	7
Residential mortgage-backed	694.5	152.9	31.7	50.2	120	72
Commercial mortgage-backed	405.3	10.7	23.0	3.3	23	2
Other asset-backed	366.7	126.1	23.6	44.2	138	31
Total	$5,738.3	$347.8	$197.3	$111.9	641	114

2010
U.S. Treasuries	$680.2	$—	$2.4	$—	2	—
U.S. government agencies and authorities	18.3	—	0.2	—	2	—
U.S. corporate, state and municipalities	2,850.0	34.2	84.1	9.4	279	6
Foreign	1,563.7	19.3	69.2	5.1	142	7
Residential mortgage-backed	636.6	272.0	22.1	76.4	121	77
Commercial mortgage-backed	418.6	37.6	22.1	17.0	27	9
Other asset-backed	461.5	246.4	28.7	95.4	153	55
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

For the six months ended June 30, 2011, unrealized capital losses on fixed maturities decreased by $122.9. Lower unrealized losses are primarily due to increased valuation in mortgage and other asset-backed securities, offset by increased long-term yields.

At June 30, 2011, the Company held no fixed maturities with an unrealized capital loss in excess of $10.0.  At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0. The unrealized capital loss on this fixed maturity equaled $17.8, or 4.1% of the total unrealized capital losses, as of December 31, 2010.

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

In order to determine the amount of the OTTI that is considered a credit impairment, the Company utilizes the following methodology and significant inputs:

·          Recovery value is estimated by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security. The effective interest rate is the current yield prior to impairment for a fixed rate security or current coupon yield for a floating rate security.

·          Collectability and recoverability are estimated using the same considerations as the Company uses in its overall impairment analysis which includes, but is not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.

·          Additional factors considered for structured securities such as RMBS, CMBS and other ABS include, but are not limited to, quality of underlying collateral, anticipated loss severities, third party guarantors, collateral default rates, and other collateral characteristics such as vintage, repayment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss), by type for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. corporate	$1.2	1	$2.4		12
Foreign(1)	1.2	4	10.9		13
Residential mortgage-backed	2.4	39	6.0		51
Commercial mortgage-backed	9.2	10	6.2		2
Other asset-backed	9.5	28	11.7		19
Equity securities	—	—	—	*	1
Public utilities	—	—	0.1		2
Mortgage loans on real estate	0.3	1	0.3		1
Total	$23.8	83	$37.6		101

(1)   Primarily U.S. dollar denominated.

*    Less than $0.1.

	Six Months Ended June 30,
	2011		2010
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. corporate	$3.1	4	$3.7		17
Foreign(1)	4.0	12	22.8		19
Residential mortgage-backed	2.9	41	12.5		54
Commercial mortgage-backed	10.4	10	8.3		2
Other asset-backed	63.2	51	15.1		24
Equity securities	—	—	—	*	1
Public utilities	—	—	0.3		5
Mortgage loans on real estate	2.3	3	0.5		1
Total	$85.9	121	$63.2		123

(1)   Primarily U.S. dollar denominated.

*    Less than $0.1.

The above tables include $2.8 and $9.5 for the three and six months ended June 30, 2011 and $24.0 and $46.4 for the three and six months ended June 30, 2010, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs are related to intent impairments.  The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$1.2	1	$2.4	12
Foreign(1)	1.1	1	10.8	13
Commercial mortgage-backed	9.2	10	—	—
Other asset-backed	9.5	28	0.3	1
Public utilities	—	—	0.1	2
Total	$21.0	40	$13.6	28

(1)   Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$3.1	4	$3.7	17
Foreign(1)	2.4	9	12.5	16
Commercial mortgage-backed	9.2	10	—	—
Other asset-backed	61.7	51	0.3	1
Public utilities	—	—	0.3	5
Total	$76.4	74	$16.8	39

(1)   Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives. The cost of the investments on disposal is determined based on first-in-first-out methodology. Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010
Fixed maturities, available-for-sale	$36.2	$(13.5)
Fixed maturities, at fair value using the fair value option	(3.8)	(8.1)
Equity securities, available-for-sale	(0.1)	2.2
Derivatives	98.0	640.5
Other investments	—	1.4
Net realized capital gains	$130.3	$622.5
After-tax net realized capital gains	$109.7	$404.4

	Six Months Ended June 30,
	2011	2010
Fixed maturities, available-for-sale	$(10.5)	$5.8
Fixed maturities, at fair value using the fair value option	(8.2)	(8.3)
Equity securities, available-for-sale	1.2	2.3
Derivatives	(249.9)	357.0
Other investments	(2.3)	3.7
Net realized capital (losses) gains	$(269.7)	$360.5
After-tax net realized capital (losses) gains	$(165.3)	$234.4

The unfavorable change in Total net realized capital gains (losses) for the three and six months ended June 30, 2011 is primarily due to an unfavorable change in derivatives related to (a) hedging of variable annuity guaranteed death benefits, (b) higher losses related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital, and (c) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement.  However, the losses on the VAGLB are ceded to SLDI and reported as a corresponding favorable change in Interest credited and other benefits to policyholders.  Higher credit and intent related impairments for the six-month period on fixed maturities also contributed to this unfavorable variance.  The unfavorable changes were partially offset by favorable changes in derivatives used to hedge FIA products.

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$1,291.2	$62.2	$—	$1,353.4
U.S government agencies and authorities	—	19.3	—	19.3
U.S. corporate, state and municipalities	—	9,726.1	122.4	9,848.5
Foreign	—	5,797.2	27.3	5,824.5
Residential mortgage-backed securities	—	2,112.4	19.6	2,132.0
Commercial mortgage-backed securities	—	2,114.3	—	2,114.3
Other asset-backed securities	—	708.0	182.6	890.6
Equity securities, available-for-sale	121.1	—	16.2	137.3
Derivatives:
Interest rate contracts	0.9	377.6	—	378.5
Foreign exchange contracts	—	4.4	—	4.4
Equity contracts	6.7	—	105.6	112.3
Credit contracts	—	1.2	—	1.2
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,720.9	—	—	1,720.9
Assets held in separate accounts	44,017.2	—	—	44,017.2
Total	$47,158.0	$20,922.7	$473.7	$68,554.4

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$—	$—	$1,310.2	$1,310.2
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	—	—	72.6	72.6
Embedded derivative on reinsurance	—	27.1	—	27.1
Derivatives:
Interest rate contracts	—	294.6	—	294.6
Foreign exchange contracts	—	59.9	—	59.9
Equity contracts	59.2	—	7.8	67.0
Credit contracts	—	0.6	10.4	11.0
Total	$59.2	$382.2	$1,401.0	$1,842.4

(1)    Level 3 net assets and liabilities accounted for (1.4)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (4.1)%.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$1,552.3	$60.4	$—	$1,612.7
U.S government agencies and authorities	—	24.3	—	24.3
U.S. corporate, state and municipalities	—	9,491.1	40.1	9,531.2
Foreign	—	5,389.1	9.8	5,398.9
Residential mortgage-backed securities	—	1,979.5	191.5	2,171.0
Commercial mortgage-backed securities	—	2,198.9	—	2,198.9
Other asset-backed securities	—	458.2	649.4	1,107.6
Equity securities, available-for-sale	132.9	—	13.5	146.4
Derivatives:
Interest rate contracts	2.6	162.5	12.0	177.1
Foreign exchange contracts	—	5.1	—	5.1
Equity contracts	12.4	—	95.3	107.7
Credit contracts	—	3.2	—	3.2
Embedded derivative on reinsurance	—	20.9	—	20.9
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,155.8	—	—	1,155.8
Assets held in separate accounts	44,413.3	—	—	44,413.3
Total	$47,269.3	$19,793.2	$1,011.6	$68,074.1

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$—	$—	$1,165.5	$1,165.5
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	—	—	77.0	77.0
Derivatives:
Interest rate contracts	—	419.2	0.3	419.5
Foreign exchange contracts	—	42.1	—	42.1
Equity contracts	0.8	—	16.0	16.8
Credit contracts	—	0.1	14.4	14.5
Total	$0.8	$461.4	$1,273.2	$1,735.4

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  The Company maintains the following agreements:

·          A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory net admitted assets, excluding Separate Accounts, as of the prior December 31. At June 30, 2011 and December 31, 2010, the Company had an outstanding receivable of $0 and $593.6, respectively, with ING AIH under the reciprocal loan agreement.

·          A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. At June 30, 2011 and December 31, 2010, the Company had no amounts outstanding under the revolving note facility.

·          The Company holds approximately 43% of its assets, excluding separate accounts, in marketable securities.  These assets include cash, U.S. Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS, CMO and Equity

securities. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls, and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under the Company’s Liquidity Plan, up to 12% of the Company’s general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2011, the Company had securities lending obligations of $117.2, which represents less than 0.2% of the Company’s general account statutory admitted assets.

The Company is a member of the FHLB and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  As of June 30, 2011 and December 31, 2010, the Company had $1,579.6, in non-putable funding agreements, including accrued interest, issued to FHLB. As of June 30, 2011 and December 31, 2010, assets with a market value of approximately $1,868.3 and $1,930.1, respectively, collateralized the funding agreements issued to the FHLB.  Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2011 and 2010, the Company received $44.0 and $239.0, respectively, in capital contributions from its Parent.

During the six months ended June 30, 2011 and 2010, the Company did not pay any dividends or return of capital distributions on its capital stock to its Parent.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of June 30, 2011 and December 31, 2010, the Company held $115.6 and $57.9, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets. In addition, as of June 30, 2011 and December 31, 2010, the Company delivered collateral of $496.8 and $749.7, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

Reinsurance Agreements

Waiver of Premium — Coinsurance Funds Withheld

Effective October 1, 2010, the Company entered into a coinsurance funds withheld agreement with its affiliate, Security Life of Denver International Limited (“SLDI”).  Under the terms of the agreement, the Company ceded to SLDI 100% of the group life waiver of premium liability (except for groups covered under rate credit agreements) assumed from ReliaStar Life Insurance Company (“RLI”), an affiliate, related to the Group Annual Term Coinsurance Funds Withheld agreement between the Company and RLI.

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

As of June 30, 2011 and December 31, 2010, the value of the funds withheld liability under this agreement was $192.3 and $191.3, respectively, which is included in Other liabilities on the Condensed Balance Sheets.

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

The value of GIC reserves ceded by the Company under this agreement was $505.5 and $40.0 at June 30, 2011 and December 31, 2010, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, the Company entered into an automatic reinsurance agreement with its affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000.

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement.  For the six months ended June 30, 2011 and 2010, revenue related to the agreement was $6.5 and $5.9, respectively.

Effective July 1, 2009, the reinsurance agreement was amended to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company, and the Company deposited those assets into a funds withheld trust account.  As of June 30, 2011, assets totaling $3.3 billion remain on deposit in the trust account.  The Company also established a corresponding funds withheld liability to SLDI, which is included in Other liabilities on the Condensed Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account.  SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

At June 30, 2011 and December 31, 2010, the value of reserves ceded by the Company under this agreement was $884.3 and $955.4, respectively.  In addition, a deferred loss in the amount of $345.9 and $355.9 at June 30, 2011 and December 31, 2010, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.

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

On September 21, 2010, Fitch Ratings Ltd. (“Fitch”) maintained the Company on a “Ratings Watch Negative” with a financial strength rating of “A-”.

On June 16, 2011, A.M. Best affirmed the Company’s financial strength ratings of “A” and the issuer credit ratings of “a+”.  The outlook for the financial strength rating is stable while the outlook for the issuer credit ratings remains negative.

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

Guaranteed Minimum Death Benefits (“GMDBs”):

·          Standard - Guarantees that, upon death, the death benefit will be no less than the premiums paid by the contract owner, adjusted for any contract withdrawals.

·          Ratchet - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary (or quarterly) value of the variable annuity, adjusted for contract withdrawals.

·          Combo (Max 7) - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup (Rollup guarantees that, upon death, the death benefit will be no less than the aggregate premiums paid by the contract owner accruing interest at the contractual rate per annum, adjusted for contract withdrawals, which may be subject to a maximum cap on the rolled up amount.)

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

As of June 30, 2011 and December 31, 2010, the guaranteed value of these death benefits in excess of account values was estimated to be $7.2 billion and $7.9 billion, respectively, before reinsurance. The decrease was primarily driven by favorable equity market performance in 2011.

As of June 30, 2011 and December 31, 2010, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $6.4 billion and $6.9 billion, respectively, all of which was projected to be covered by the Company’s variable annuity guarantee hedging program. As of June 30, 2011 and December 31, 2010, the Company recorded a liability of $372.3 and $373.8, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability decreased mainly due to the decrease in expected future claims and the increase to expected future fees attributable to the improvement in equity market performance in 2011.

Guaranteed Living Benefits:

·          Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary.

·          Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees an annual withdrawal amount for life that is calculated as a percentage of the notional amount that equals premium at the time of contract issue and may increase by annual ratchets.  The percentage used to determine the guaranteed annual withdrawal amount may vary by age and contract year of first withdrawal. Earlier versions of the withdrawal benefit included a rollup (7%, 6%, 5% or 0%, depending on versions of the benefit) in combination with a ratchet (primarily annual or quarterly, depending on versions). A joint life-time withdrawal benefit option was available to include coverage for spouses.  Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions.  Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance.  Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

·          Guaranteed Minimum Accumulation Benefit (“GMAB”) - Guarantees that the account value will be at least 100% of the eligible premiums paid by the contract owner after 10 years, net of any contract withdrawals (GMAB 10).  In the past, the Company offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contract owners after 20 years (GMAB 20).

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

For the Reinsured living benefits, as of June 30, 2011 and December 31, 2010, the guaranteed value of these benefits in excess of account values was estimated to be $7.7 billion, before reinsurance.

For the Non-reinsured living benefits, as of June 30, 2011 and December 31, 2010, the guaranteed value of these benefits in excess of account values was $41.9 and $52.4, respectively. The Company recorded a liability representing the estimated net present value of its future obligations for these benefits of $72.6 and $77.0 as of June 30, 2011 and December 31, 2010, respectively.

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

The Variable Annuity Funding Capital Hedging Program, which was approved during 2010, is an overlay to the Variable Annuity Guarantee Hedging Program that mitigates the impact of potential declines in equity markets and their impact on statutory capital.  The notional balance executed in accordance with the Variable Annuity Capital Hedging Program was $458.1 as of June 30, 2011.  The program’s hedge strategy primarily involves using equity futures contracts. The derivatives under the variable annuity guarantee hedging programs do not qualify for hedge accounting under US GAAP.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included as a liability on the Condensed Balance Sheets. At June 30, 2011 and December 31, 2010, the Company had $121.1 and $0, respectively, securities pledged in dollar rolls and repurchase agreement transactions. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $116.6 and $0 at June 30, 2011 and December 31, 2010, respectively, and is included in Borrowed money on the Condensed Balance Sheets.  In addition to the repurchase obligation, at June 30, 2011, the Company held $1.1 collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At June 30, 2011 and December 31, 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at June 30, 2011.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At June 30, 2011 and December 31, 2010, the fair value of loaned securities was $110.6 and $139.7, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

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

On November 10, 2010, ING announced that while the option of implementing the separation through one global IPO remains open, ING and its U.S. insurance affiliates, including the Company, are preparing for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.  As part of its preparation for a potential U.S.-focused IPO, management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year. The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.  Preparation for a potential U.S.-focused IPO will also require its management to prepare consolidated US GAAP financial statements which would likely include the Company and other affiliates.  As part of this initiative, management has been assessing and will continue to assess its US GAAP accounting policies, including consideration of a fair value accounting model for GMWB contracts with lifetime guarantees. Upon conclusion of assessment, management may make modifications to the existing accounting policies of the Company and its affiliates.

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

Recently Adopted Accounting Standards

(See the Organization and Significant Accounting Policies footnote to the Condensed Financial Statements.)

Recently Enacted Legislation

In March 2010, President Obama signed the Patient Protection and Affordable Care Act (“PPACA”) into law, as well as signed the Health Care and Education Reconciliation Act of 2010, which amends certain aspects of the PPACA (collectively, the “Act”).  The Act requires employers to make certain conforming changes to retiree health benefits provided in order to comply with the new legislation.  Significant provisions of the Act include expanded benefit mandates, an excise tax on health insurance coverage exceeding a threshold amount, and a temporary reinsurance program for eligible employment-based plans.  The effect of the Act on the Company’s projected benefit obligation and cost depends on finalization of related regulatory requirements; however, the impact is not expected to be material.  The Company will continue to monitor and assess the effect of the Act as the regulatory requirements are finalized.

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

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council (“FSOC”), an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of significant financial services firms, including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non-U.S. companies. A company determined to be systemically significant (a “Systemically Significant Company”) will be supervised by the Federal Reserve Board and will be subject to unspecified heightened prudential standards, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, and restrictions on proprietary trading. In January 2011, the FSOC released a proposed rule designed to clarify FSOC’s approach to designating nonbank financial companies as systemically significant.  However, the proposed rule provides little insight into the designation of a nonbank financial company as a Systemically Significant Company because it substantially repeats the statutory language of the Dodd-Frank Act on the criteria for such designation.  The comment period for the proposed rule expired in February 2011, but the final rule has not yet been issued. We cannot predict whether ING or the Company will be designated as a Systemically Significant Company. If, however, ING or the Company were so designated, failure to meet the requisite measures of financial condition could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings.

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

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation.  Some of these proposals, if enacted, either on their own or as part of an omnibus deficit reduction package, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect.  Administrative budget proposals to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders.  In addition to the assessments imposed on certain financial companies by the Dodd-Frank Act, it is possible that Congress may adopt a form of “financial crisis responsibility” fee or tax on banks and other financial firms to mitigate costs to taxpayers of various government programs established to address the financial crisis and to offset costs of potential future crises.

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

The recovery in the global capital markets during 2010 was notable, as investors added to risky assets.  Returns across an array of asset classes reflected an increase in investor confidence in the sustainability of the economic recovery and the need for returns in excess of risk-free rates held down by coordinated government intervention.  However, the risks of a substantive relapse in the economy and risk assets remains and must be carefully considered and managed.  Recent unrest in the Middle East and North Africa, as well as issues related to raising the U.S. debt limit, the downgrade of the U.S. credit rating by Standard & Poor’s (“S&P”) and potential further downgrades of the U.S. credit rating by S&P or other rating agencies, have renewed concern about the potential for economic contagion related to global geo-political risk.  The vulnerability of core and peripheral European economies to a long-term disruption in the flow of oil and natural gas to the region is a concern, as well as the still unresolved, sovereign debt problems that weakened the capital markets during 2010 and have continued in 2011.  Domestically, stubbornly high unemployment and the uneven recovery in the residential real estate market, despite the efforts of policymakers in Washington, are sources of concern.  To this point, accommodative monetary and fiscal policies have not pressured inflation materially higher in part because of the significant economic slack that remains particularly in the labor markets.  However, the potential for commodity and food prices to put upward pressure on inflation and interest rates is a very real concern.  These market conditions represent significant financial and capital markets risk and have the potential to negatively affect the strength and sustainability of the global economic recovery, as well as investors’ risk appetite across all asset classes.   The Company’s results of operations and investment portfolio are exposed to these risks and may be adversely affected as a result.

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

Item 6.                                 Exhibits

See Exhibit Index on pages 109-110 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2011	ING USA Annuity and Life Insurance Company
(Date)	(Registrant)

	By:	/s/	Ewout L. Steenbergen
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

31.1+	Certificate of Ewout L. Steenbergen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of Ewout L. Steenbergen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document(1)

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.DEF+	XBRL Taxonomy Extension Definition Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

(1)         Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010; (ii) Condensed Balance Sheets as of June 30, 2011 and December 31, 2010; (iii) Condensed Statements of Changes in Shareholder’s Equity for the six months ended June 30, 2011 and 2010; (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to the Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING USA Annuity and Life Insurance Company.

+ Filed herewith.