Form 10-Q
period 2011-09-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2011-11-10
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of November 4, 2011, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for the period ended September 30, 2011

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I.                 FINANCIAL INFORMATION (UNAUDITED)

Item 1.                    Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Net investment income	$358.9	$336.5	$1,084.8	$1,001.6
Fee income	261.4	263.4	820.4	805.7
Premiums	112.2	139.9	345.8	416.3
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(61.9)	(53.8)	(152.9)	(173.5)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	10.0	27.8	15.1	84.3
Net other-than-temporary impairments recognized in earnings	(51.9)	(26.0)	(137.8)	(89.2)
Other net realized capital gains (losses)	2,012.7	(512.4)	1,828.9	(88.6)
Total net realized capital gains (losses)	1,960.8	(538.4)	1,691.1	(177.8)
Other income	0.4	—	0.8	—
Total revenue	2,693.7	201.4	3,942.9	2,045.8
Benefits and expenses:
Interest credited and other benefits to contract owners	2,437.8	30.8	3,167.7	1,512.0
Operating expenses	105.8	109.7	325.6	315.5
Net amortization of deferred policy acquisition costs and value of business acquired	(242.3)	(88.7)	(131.7)	132.9
Interest expense	8.0	8.0	23.7	24.0
Other expense	10.4	10.7	26.7	31.6
Total benefits and expenses	2,319.7	70.5	3,412.0	2,016.0
Income before income taxes	374.0	130.9	530.9	29.8
Income tax expense (benefit)	23.1	(6.7)	41.6	(62.8)
Net income	$350.9	$137.6	$489.3	$92.6

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $19,606.6 at 2011 and $20,237.9 at 2010)	$20,725.5	$20,917.5
Fixed maturities at fair value using the fair value option	315.5	237.7
Equity securities, available-for-sale, at fair value (cost of $128.8 at 2011 and $139.5 at 2010)	127.4	146.4
Short-term investments	2,997.2	939.2
Mortgage loans on real estate	3,179.7	2,967.9
Policy loans	114.4	122.1
Loan - Dutch State obligation	703.1	843.9
Limited partnerships/corporations	332.0	295.8
Derivatives	1,686.6	293.1
Other investments	2.0	1.8
Securities pledged (amortized cost of $1,012.6 at 2011 and $886.6 at 2010)	1,059.0	889.4
Total investments	31,242.4	27,654.8
Cash and cash equivalents	369.6	71.5
Short-term investments under securities loan agreement, including collateral delivered	158.4	145.1
Accrued investment income	248.0	233.4
Receivable for securities sold	87.4	16.9
Premium receivable	34.9	38.0
Deposits and reinsurance recoverable	4,339.1	3,481.4
Deferred policy acquisition costs	3,162.6	3,155.0
Value of business acquired	46.3	68.1
Sales inducements to contract owners	700.7	665.9
Short-term loan to affiliate	43.4	593.6
Due from affiliates	390.9	92.8
Current income taxes recoverable	189.8	—
Other assets	356.6	420.0
Assets held in separate accounts	37,668.8	44,413.3
Total assets	$79,038.9	$81,049.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$27,820.1	$27,137.3
Payable for securities purchased	29.9	3.1
Payables under securities loan agreement, including collateral held	764.1	203.0
Borrowed money	234.4	—
Notes to affiliates	435.0	435.0
Due to affiliates	91.4	120.3
Current income taxes	—	79.2
Deferred income taxes	393.0	181.0
Other liabilities	6,663.3	4,242.4
Liabilities related to separate accounts	37,668.8	44,413.3
Total liabilities	74,100.0	76,814.6

Shareholder’s equity:
Common stock (250,000 shares authorized, issued and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,966.4	5,921.7
Accumulated other comprehensive income	302.0	132.3
Retained earnings (deficit)	(1,332.0)	(1,821.3)
Total shareholder’s equity	4,938.9	4,235.2
Total liabilities and shareholder’s equity	$79,038.9	$81,049.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2010	$2.5	$5,172.7	$(532.5)	$(1,902.6)	$2,740.1
Comprehensive income:
Net loss	—	—	—	92.6	92.6
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains (losses) on securities ($839.9 pretax)	—	—	758.0	—	758.0
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss) ($(54.1) pretax)	—	—	(35.2)	—	(35.2)
Pension liability ($0.3 pretax)	—	—	(0.2)	—	(0.2)
Total comprehensive income					815.2
Contribution of capital	—	239.0	—	—	239.0
Balance at September 30, 2010	$2.5	$5,411.7	$190.1	$(1,810.0)	$3,794.3

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2011	$2.5	$5,921.7	$132.3	$(1,821.3)	$4,235.2
Comprehensive income:
Net income	—	—	—	489.3	489.3
Other comprehensive income (loss), net of tax:
Change in net unrealized capital gains (losses) on securities ($137.0 pretax)	—	—	150.0	—	150.0
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss) ($30.4 pretax)	—	—	19.8	—	19.8
Pension liability ($(0.2)pretax)	—	—	(0.1)	—	(0.1)
Total comprehensive income					659.0
Contribution of capital	—	44.0	—	—	44.0
Employee share-based payments	—	0.7	—	—	0.7
Balance at September 30, 2011	$2.5	$5,966.4	$302.0	$(1,332.0)	$4,938.9

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$1,233.0	$1,573.0
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities	4,413.8	6,280.4
Equity securities, available-for-sale	19.6	65.7
Mortgage loans on real estate	543.1	523.5
Limited partnerships/corporations	19.5	16.8
Acquisition of:
Fixed maturities	(4,046.7)	(9,054.9)
Equity securities, available-for-sale	(5.5)	(57.2)
Mortgage loans on real estate	(761.5)	(127.9)
Limited partnerships/corporations	(25.9)	(30.4)
Derivatives, net	321.4	521.3
Short-term investments, net	(2,058.2)	539.7
Loan-Dutch State obligation, net	140.8	144.0
Policy loans, net	7.7	7.6
Collateral held, net	547.8	1.4
Other investments, net	—	(0.7)
Net cash used in investing activities	(884.1)	(1,170.7)
Cash Flows from Financing Activities:
Deposits received for investment contracts	4,410.1	1,603.8
Maturities and withdrawals from investment contracts	(4,966.1)	(1,803.1)
Block of deposits coinsured to affiliate	140.1	106.6
Reinsurance recoverable on investment contracts	(463.5)	7.9
Short-term repayments of repurchase agreements, net	234.4	(311.1)
Short-term loans to affiliates	550.2	(194.2)
Capital contribution from parent	44.0	239.0
Net cash used in financing activities	(50.8)	(351.1)
Net increase in cash and cash equivalents	298.1	51.2
Cash and cash equivalents, beginning of period	71.5	40.1
Cash and cash equivalents, end of period	$369.6	$91.3

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

The condensed financial statements and notes as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim reporting and are unaudited.

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

Recently Adopted Accounting Standards

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, “Receivables (Accounting Standards CodificationTM (“ASC”) Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”), which clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether the debtor is experiencing financial difficulties, as follows:

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

Also, ASU 2011-02 requires disclosure of the information in ASU 2010-20 about troubled debt restructuring, which was previously deferred by ASU 2011-01.

The provisions of ASU 2011-02 were adopted by the Company on July 1, 2011, and applied retrospectively to January 1, 2011.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows for the period ended September 30, 2011, as there were no troubled debt restructurings during that period.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Consolidation Analysis of Investments Held through Separate Accounts

In April 2010, the FASB issued ASU 2010-15, “Financial Services - Insurance (ASC Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), which clarifies that an insurance entity generally should not consider any separate account interests in an investment held for the benefit of policy holders to be the insurer’s interests, and should not combine those separate account interests with its general account interest in the same investment when assessing the investment for consolidation.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, “Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires certain existing disclosures to be disaggregated by class of financing receivable, including the rollforward of the allowance for credit losses, with the ending balance further disaggregated on the basis of impairment method.  For each disaggregated ending balance, an entity also is required to disclose the related recorded investment in financing receivables, the nonaccrual status of financing receivables, and impaired financing receivables.

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

The provisions of ASU 2010-20 were adopted by the Company on December 31, 2010, and are included in the Financial Instruments note to these Condensed Financial Statements, except for the disclosures about troubled debt restructurings included in ASU 2011-02, which was adopted by the Company on July 1, 2011.  The disclosures that include information for activity that occurs during a reporting period, which are effective for periods beginning after December 15, 2010, were adopted by the Company on January 1, 2011 and are included in the Financial Instruments note to these Condensed Financial Statements.  As this pronouncement only pertains to additional disclosure, the

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2010-06 were adopted by the Company on January 1, 2010, except for the disclosures related to the Level 3 reconciliation, which were adopted by the Company on January 1, 2011.  The disclosures required by ASU 2010-06 are included in the Financial Instruments note to these Condensed Financial Statements.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

•                              Removes the quantitative-based assessment for consolidation of VIEs and, instead, requires a qualitative assessment of whether an entity has the power to direct the VIE’s activities, and whether the entity has the obligation to absorb losses or the right to receive benefits that could be significant to the VIE; and

•                              Requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE; and

•                              Requires enhanced disclosures, including (i) presentation on the balance sheet of assets and liabilities of consolidated VIEs that meet the separate presentation criteria and disclosure of assets and liabilities recognized on the balance sheet and (ii) the maximum exposure to loss for those VIEs in which a reporting entity is determined not to be the primary beneficiary, but in which the reporting entity has a variable interest.

In addition, in February 2010, the FASB issued ASU 2010-10, “Consolidation (ASC Topic 810): Amendments for Certain Investment Funds” (ASU 2010-10), which primarily defers to ASU 2009-17 for an investment in an entity that is accounted for as an investment company.

The provisions of ASU 2009-17 and ASU 2010-10 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous US GAAP. The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments note to these Condensed Financial Statements.

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRSs”)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs” (“ASU 2011-04”), which includes the following amendments:

•                             The concepts of highest and best use and valuation premise are relevant only when measuring the fair value of nonfinancial assets;

•                             The requirements for measuring the fair value of equity instruments are consistent with those for measuring liabilities;

•                             An entity is permitted to measure the fair value of financial instruments managed within a portfolio at the price that would be received to sell or transfer a net position  for a particular risk; and

•                             The application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability.

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

The provisions of ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and should be applied prospectively. Retrospective application is permitted, and early adoption is permitted at the beginning of an entity’s annual reporting period.  The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-26, which could be material to the financial position of the Company.

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

Significant Accounting Policies

For a description of significant accounting policies, see the Organization and Significant Accounting Policies note to the Financial Statements included in the Company’s 2010 Annual Report on Form 10-K.  There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2010 Annual Report on Form 10-K.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

2.                                      Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of September 30, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,100.1	$92.6	$0.3	$1,192.4	$—
U.S. government agencies and authorities	19.3	3.9	—	23.2	—
State, municipalities, and political subdivisions	105.5	7.7	5.2	108.0	—

U.S. corporate securities:
Public utilities	1,829.1	165.6	9.6	1,985.1	—
Other corporate securities	7,713.6	552.4	38.5	8,227.5	—
Total U.S. corporate securities	9,542.7	718.0	48.1	10,212.6	—

Foreign securities(1):
Government	271.4	17.3	3.5	285.2	—
Other	5,166.0	314.3	95.2	5,385.1	0.1
Total foreign securities	5,437.4	331.6	98.7	5,670.3	0.1

Residential mortgage-backed securities	2,069.3	261.8	89.6	2,241.5	71.5
Commercial mortgage-backed securities	1,956.1	99.8	56.3	1,999.6	4.9
Other asset-backed securities	704.3	15.5	67.4	652.4	0.1

Total fixed maturities, including securities pledged	20,934.7	1,530.9	365.6	22,100.0	76.6
Less: securities pledged	1,012.6	48.6	2.2	1,059.0	—
Total fixed maturities	19,922.1	1,482.3	363.4	21,041.0	76.6
Equity securities	128.8	2.8	4.2	127.4	—
Total investments	$20,050.9	$1,485.1	$367.6	$21,168.4	$76.6

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,595.7	$19.4	$2.4	$1,612.7	$—
U.S. government agencies and authorities	24.2	0.3	0.2	24.3	—
State, municipalities, and political subdivisions	126.5	3.6	11.6	118.5	—

U.S. corporate securities:
Public utilities	1,609.6	83.9	19.8	1,673.7	—
Other corporate securities	7,433.9	367.2	62.1	7,739.0	0.3
Total U.S. corporate securities	9,043.5	451.1	81.9	9,412.7	0.3

Foreign securities(1):
Government	474.6	39.0	4.3	509.3	—
Other	4,742.9	216.7	70.0	4,889.6	0.1
Total foreign securities	5,217.5	255.7	74.3	5,398.9	0.1

Residential mortgage-backed securities	2,028.7	240.8	98.5	2,171.0	67.2
Commercial mortgage-backed securities	2,112.2	125.8	39.1	2,198.9	7.3
Other asset-backed securities	1,213.9	17.8	124.1	1,107.6	32.1

Total fixed maturities, including securities pledged	21,362.2	1,114.5	432.1	22,044.6	107.0
Less: securities pledged	886.6	17.5	14.7	889.4	—
Total fixed maturities	20,475.6	1,097.0	417.4	21,155.2	107.0
Equity securities	139.5	6.9	—	146.4	—
Total investments	$20,615.1	$1,103.9	$417.4	$21,301.6	$107.0

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, including securities pledged, as of September 30, 2011, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$1,394.9	$1,411.4
After one year through five years	5,051.7	5,250.0
After five years through ten years	5,897.1	6,224.4
After ten years	3,861.3	4,320.7
Mortgage-backed securities	4,025.4	4,241.1
Other asset-backed securities	704.3	652.4
Fixed maturities, including securities pledged	$20,934.7	$22,100.0

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the State of the Netherlands (the “Dutch State”) loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at September 30, 2011 and December 31, 2010.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At September 30, 2011 and December 31, 2010, approximately 28.1% and 22.9%, respectively, of the Company’s CMO holdings were invested in those types of CMOs, such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value reported in Other net realized gains (losses) in the Condensed Statements of Operations.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included as a liability on the Condensed Balance Sheets. At September 30, 2011, the Company had $250.5 securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2010, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.  The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $234.4 at September 30, 2011 and is included in Borrowed money on the Condensed Balance Sheets.  At December 31, 2010, the Company did not have any repurchase obligation. In addition to the repurchase obligation, at September 30, 2011, the Company held $5.3 collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At September 30, 2011 and December 31, 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at September 30, 2011.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

September 30, 2011 and December 31, 2010, the fair value of loaned securities was $112.4 and $139.7, respectively, and is included in Securities pledged on the Condensed Balance Sheets. Collateral associated with securities lending is included in Short-term investments under securities loan agreement, including collateral delivered, and the corresponding liabilities are included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets.

Equity Method Investments

The Company uses the equity method of accounting for investments in limited partnership interests, consisting primarily of private equities and hedge funds, in which it has more than a minor equity interest or more than a minor influence over the partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The equity method is also used for such investments in which the Company has more than a minor influence or more than a 20% interest. Generally, the Company records its share of earnings using a three-month lag methodology for instances where the timely financial information is available and the contractual right exists to receive such financial information on a timely basis. The Company uses the cost method of accounting for investments in limited partnership interests in which it has a minor equity investment and virtually no influence over the partnership’s operations. The Company reports the distributions from limited partnership interests accounted for under the cost method and equity in earnings from limited partnership interests accounted for under the equity method in net investment income. In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates its investments in limited partnerships for impairments. The Company considers its cost method investments for Other-Than-Temporary Impairments (“OTTI”) when the carrying value of limited partnership interests exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when deciding if the cost method investment is other-than temporarily impaired. When an OTTI is deemed to have occurred, it is recorded in Net realized capital gains (losses) on the Condensed Statements of Operations.

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. Rather, the VIEs are accounted for using the equity method of accounting. The Company provided no non-contractual financial support and its carrying value represents the Company’s maximum exposure to loss. The carrying value of collateralized loan obligations of $3.9 and $2.7 at September 30, 2011 and

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

December 31, 2010, respectively, is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Statements of Operations.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) or securities rated BBB and above and Below Investment Grade (“BIG”) or securities rated BB and below by duration were as follows at September 30, 2011 and December 31, 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$100.3	27.5%	$38.5	10.5%	$124.6	28.8%	$12.4	2.9%
More than six months and twelve months or less below amortized cost	21.3	5.8%	13.4	3.7%	2.2	0.5%	0.1	0.0%
More than twelve months below amortized cost	96.7	26.4%	95.4	26.1%	124.9	28.9%	167.9	38.9%
Total unrealized capital losses	$218.3	59.7%	$147.3	40.3%	$251.7	58.2%	$180.4	41.8%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at September 30, 2011 and December 31, 2010.

	Six Months	More than
	or Less	Six Months and	More than	Total
	Below	Twelve Months	Twelve Months	Unrealized
	Amortized	or Less Below	Below	Capital
	Cost	Amortized Cost	Amortized Cost	Losses
2011
Interest rate or spread widening	$80.7	$25.3	$46.3	$152.3
Mortgage and other asset-backed securities	58.1	9.4	145.8	213.3
Total unrealized capital losses	$138.8	$34.7	$192.1	$365.6
Fair value	$2,520.1	$591.5	$813.2	$3,924.8

2010
Interest rate or spread widening	$128.4	$2.1	$39.9	$170.4
Mortgage and other asset-backed securities	8.6	0.2	252.9	261.7
Total unrealized capital losses	$137.0	$2.3	$292.8	$432.1
Fair value	$5,096.8	$86.9	$1,622.6	$6,806.3

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2011 and December 31, 2010.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$153.2	$0.3	$—	$—	$—	$—	$153.2	$0.3
U.S. government agencies and authorities	—	—	—	—	—	—	—	—
U.S. corporate, state, and municipalities	997.4	28.1	86.1	10.3	205.1	14.9	1,288.6	53.3
Foreign	691.3	52.3	306.7	15.0	125.9	31.4	1,123.9	98.7
Residential mortgage-backed	131.4	6.0	181.5	3.6	287.3	80.0	600.2	89.6
Commercial mortgage-backed	504.3	48.8	1.2	—	42.2	7.5	547.7	56.3
Other asset-backed	42.5	3.3	16.0	5.8	152.7	58.3	211.2	67.4
Total	$2,520.1	$138.8	$591.5	$34.7	$813.2	$192.1	$3,924.8	$365.6

2010
U.S. Treasuries	$677.8	$2.4	$—	$—	$—	$—	$677.8	$2.4
U.S. government agencies and authorities	18.1	0.2	—	—	—	—	18.1	0.2
U.S. corporate, state, and municipalities	2,494.7	73.0	37.1	1.0	258.9	19.5	2,790.7	93.5
Foreign	1,277.5	52.8	35.8	1.1	195.4	20.4	1,508.7	74.3
Residential mortgage-backed	472.6	7.2	1.0	0.1	336.5	91.2	810.1	98.5
Commercial mortgage-backed	22.6	0.4	4.3	0.1	390.2	38.6	417.1	39.1
Other asset-backed	133.5	1.0	8.7	—	441.6	123.1	583.8	124.1
Total	$5,096.8	$137.0	$86.9	$2.3	$1,622.6	$292.8	$6,806.3	$432.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 80.9% of the average book value as of September 30, 2011.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows for September 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$2,667.9	$221.1	$132.3	$64.0	423	58
More than six months and twelve months or less below amortized cost	621.9	36.4	27.3	10.1	92	13
More than twelve months below amortized cost	495.4	247.7	36.1	95.8	98	85
Total	$3,785.2	$505.2	$195.7	$169.9	613	156

2010
Six months or less below amortized cost	$5,650.7	$49.3	$172.3	$13.2	585	14
More than six months and twelve months or less below amortized cost	289.5	18.9	15.9	4.8	46	3
More than twelve months below amortized cost	688.7	541.3	40.6	185.3	95	137
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for September 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
U.S. Treasuries	$153.5	$—	$0.3	$—	1	—
U.S. government agencies and authorities	—	—	—	—	—	—
U.S. corporate, state and municipalities	1,303.5	38.4	42.9	10.4	199	4
Foreign	1,085.1	137.5	57.9	40.8	189	26
Residential mortgage-backed	538.0	151.8	34.7	54.9	104	82
Commercial mortgage-backed	588.1	15.9	50.5	5.8	30	3
Other asset-backed	117.0	161.6	9.4	58.0	90	41
Total	$3,785.2	$505.2	$195.7	$169.9	613	156

2010
U.S. Treasuries	$680.2	$—	$2.4	$—	2	—
U.S. government agencies and authorities	18.3	—	0.2	—	2	—
U.S. corporate, state and municipalities	2,850.0	34.2	84.1	9.4	279	6
Foreign	1,563.7	19.3	69.2	5.1	142	7
Residential mortgage-backed	636.6	272.0	22.1	76.4	121	77
Commercial mortgage-backed	418.6	37.6	22.1	17.0	27	9
Other asset-backed	461.5	246.4	28.7	95.4	153	55
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

At September 30, 2011, the Company held no fixed maturities with an unrealized capital loss in excess of $10.0.  At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0. The unrealized capital loss on this fixed maturity equaled $17.8, or 4.1% of the total unrealized capital losses, as of December 31, 2010.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in OTTI, which follows this section. After detailed impairment analysis was completed, management determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired, and therefore no further other-than-temporary impairment was necessary.

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

When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

•

Additional factors considered for structured securities such as Residential Mortgage-backed Securities (“RMBS”), Commercial Mortgage-backed Securities (“CMBS”) and other Asset-backed Securities (“ABS”) include, but are not limited to, quality of underlying collateral, anticipated loss severities, third party guarantors, subordination, collateral default rates, and other collateral characteristics such as vintage, repayment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding noncredit impairments included in Accumulated other comprehensive income (loss), by type for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$1.7	4	$1.1	2
Foreign(1)	12.8	13	7.8	3
Residential mortgage-backed	4.1	50	1.7	23
Commercial mortgage-backed	19.3	11	8.2	5
Other asset-backed	9.4	8	1.6	6
Mortgage loans on real estate	4.6	3	5.6	5
Total	$51.9	89	$26.0	44

(1)	Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$4.8	6	$4.8	19
Foreign(1)	16.8	22	30.6	21
Residential mortgage-backed	7.0	56	14.2	59
Commercial mortgage-backed	29.7	12	16.5	5
Other asset-backed	72.6	58	16.7	26
Public utilities	—	—	0.3	5
Mortgage loans on real estate	6.9	5	6.1	5
Total	$137.8	159	$89.2	140

(1)	Primarily U.S. dollar denominated.

The above tables include $11.4 and $20.9 for the three and nine months ended September 30, 2011, respectively, and $25.9 and $72.3 for the three and nine months ended September 30, 2010, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs are related to intent impairments. The following tables summarize these intent impairments, which are

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

also recognized in earnings, by type for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$1.7	4	$0.1	1
Foreign(1)	11.3	11	—	—
Residential mortgage-backed	0.1	3	—	—
Commercial mortgage-backed	19.3	11	—	—
Other asset-backed	8.1	7	—	—
Total	$40.5	36	$0.1	1

(1)	Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$4.8	6	$3.8	18
Foreign(1)	13.7	19	12.5	16
Residential mortgage-backed	0.1	4	—	—
Commercial mortgage-backed	28.5	12	—	—
Other asset-backed	69.8	57	0.3	1
Public utilities	—	—	0.3	5
Total	$116.9	98	$16.9	40

(1)	Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The fair value of fixed maturities with other-than-temporary impairments as of September 30, 2011 and 2010 was $1.9 billion and $2.3 billion, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for the three and nine months ended September 30, 2011 and 2010, for which a portion of the OTTI was recognized in Accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

	Three Months Ended September 30,
	2011	2010
Balance at July 1	$85.8	$124.0
Additional credit impairments:
On securities not previously impaired	2.7	6.6
On securities previously impaired	2.6	0.9
Reductions:
Securities sold, matured, prepaid or paid down	(27.1)	(5.0)
Balance at September 30	$64.0	$126.5

	Nine Months Ended September 30,
	2011	2010
Balance at January 1	$118.2	$123.3
Additional credit impairments:
On securities not previously impaired	3.2	14.8
On securities previously impaired	4.8	5.9
Reductions:
Intent impairments	(3.4)	—
Securities sold, matured, prepaid or paid down	(58.8)	(17.5)
Balance at September 30	$64.0	$126.5

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives. The cost of the investments on disposal is generally determined based on first-in-first-out (“FIFO”) methodology. Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010
Fixed maturities, available-for-sale	$66.3	$68.7
Fixed maturities, at fair value using the fair value option	(9.3)	3.8
Equity securities, available-for-sale	1.4	(1.3)
Derivatives	1,906.6	(597.8)
Other investments	(4.2)	(11.8)
Net realized capital gains (losses)	$1,960.8	$(538.4)
After-tax net realized capital gains (losses)	$1,391.5	$(379.9)

	Nine Months Ended September 30,
	2011	2010
Fixed maturities, available-for-sale	$55.8	$58.1
Fixed maturities, at fair value using the fair value option	(17.6)	12.0
Equity securities, available-for-sale	2.6	0.9
Derivatives	1,656.7	(240.8)
Other investments	(6.4)	(8.0)
Net realized capital gains (losses)	$1,691.1	$(177.8)
After-tax net realized capital gains (losses)	$1,226.2	$(146.2)

Proceeds from the sale of fixed maturities and equity securities and the related gross realized gains and losses were as follows for the nine months ended September 30, 2011 and 2010.

	2011	2010
Proceeds on sales	$3,415.0	$4,967.5
Gross gains	212.5	179.0
Gross losses	26.0	10.4

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,184.6	$7.8	$—	$1,192.4
U.S government agencies and authorities	—	23.2	—	23.2
U.S. corporate, state and municipalities	—	10,202.0	118.6	10,320.6
Foreign	—	5,634.1	36.2	5,670.3
Residential mortgage-backed securities	—	2,222.1	19.4	2,241.5
Commercial mortgage-backed securities	—	1,999.6		1,999.6
Other asset-backed securities	—	554.6	97.8	652.4
Equity securities, available-for-sale	111.1	—	16.3	127.4
Derivatives:
Interest rate contracts	4.5	1,391.8	—	1,396.3
Foreign exchange contracts	—	21.0	—	21.0
Equity contracts	210.6	—	57.7	268.3
Credit contracts	—	1.0	—	1.0
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	3,525.2	—	—	3,525.2
Assets held in separate accounts	37,668.8	—	—	37,668.8
Total	$42,704.8	$22,057.2	$346.0	$65,108.0

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$—	$—	$1,166.4	$1,166.4
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	—	—	137.6	137.6
Embedded derivative on reinsurance	—	218.5	—	218.5
Derivatives:
Interest rate contracts	—	470.1	—	470.1
Foreign exchange contracts	—	39.7	—	39.7
Equity contracts	18.4	—	7.1	25.5
Credit contracts	—	2.0	15.9	17.9
Total	$18.4	$730.3	$1,327.0	$2,075.7

(1)                Level 3 net assets and liabilities accounted for (1.5)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (3.8)%.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2011.  Certain U.S. Treasury  securities valued by commercial pricing services where prices are derived using market observable inputs have been transferred from Level 1 to Level 2. These securities for the year ended December 31, 2010, include U.S. Treasury strips for $79.4 in which prices are modeled incorporating a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

Valuation of Financial Assets and Liabilities

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s Condensed Balance Sheets. In addition, further disclosure of estimated fair values is included in this Financial Instruments note. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement which is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during 2011 and 2010, except for the Company’s use of commercial pricing services to value certain CMOs which commenced in the first quarter of 2010.  Certain CMOs were previously valued using an average of broker quotes when more than one broker quote is provided.

The following valuation methods and assumptions were used by the Company in estimating the reported values for the investments and derivatives described below:

Fixed maturities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets.  Assets in this category would primarily include certain U.S. Treasury securities.  The fair values for marketable bonds without an active market are obtained through several commercial pricing services, which provide the estimated fair values.  These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data and are classified as Level 2 assets.  This category includes U.S. and foreign corporate bonds, ABS, U.S. agency and government guaranteed securities, CMBS, and RMBS, including certain CMO assets and subprime RMBS.  During the first quarter of 2011, the market for subprime RMBS had been determined to be active, and as such, these securities are now included in Level 2 of the valuation hierarchy.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  At September 30, 2011, $126.6 and $17.0 billion of a total of $22.1 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process.  The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model.

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

Cash and cash equivalents, Short-term investments, and Short-term investments under securities loan agreement: The fair values for cash equivalents and certain short-term investments are determined based on quoted market prices.  These assets are classified as Level 1. Other short-term investments are valued and classified in the fair value hierarchy consistent with the policies described herein, depending on investment type.

Derivatives: The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities.  Derivatives are carried at fair value (on the Condensed Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s 500 Index prices, and London Interbank Offered Rates, or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s own credit risk is also considered and incorporated in the Company’s valuation process. Valuations for the Company’s futures and interest rate forward contracts are based on unadjusted quoted

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. All other derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.  The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees.  As of September 30, 2011, the credit spreads of ING and the Company increased by approximately 1 basis point from December 31, 2010, which contributed to changes in the valuation of the reserves for all investment contract guarantees.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011
									Change in
	Fair Value	Total realized/unrealized				Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:		Purchases		in to	out of	as of	(losses) included
	July 1	Net income	OCI	and issuances	Settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$122.4	$—	$(0.4)	$—	$(3.4)	$—	$—	$118.6	$—
Foreign	27.3	0.1	(0.6)	—	(1.9)	15.5	(4.2)	36.2	—
Residential mortgage-backed securities	19.6	0.2	(0.1)	—	(0.3)	—	—	19.4	0.2
Other asset-backed securities	182.6	(6.2)	3.5	—	(66.7)	—	(15.4)	97.8	(7.4)
Total Fixed maturities, including securities pledged:	351.9	(5.9)	2.4	—	(72.3)	15.5	(19.6)	272.0	(7.2)
Equity securities, available for sale	16.2	—	—	0.1	—	—	—	16.3	—
Derivatives, net	87.4	(17.2)	—	—	(35.5)	—	—	34.7	(35.7)
Investment contract guarantees:
FIA	(1,310.2)	136.9	—	(21.1)	28.0	—	—	(1,166.4)	—
GMWB/GMAB	(72.6)	(63.9)	—	(1.5)	0.4	—	—	(137.6)	—
Total Investment contract guarantees	(1,382.8)	73.0 (1)	—	(22.6)	28.4	—	—	(1,304.0)	—

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2011
										Change in
	Fair Value	Total realized/unrealized					Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			Purchases		in to	out of	as of	(losses) included
	January 1	Net income		OCI	and issuances	Settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$40.1	$—		$(1.4)	$—	$(25.9)	$105.8	$—	$118.6	$—
Foreign	9.8	0.3		(3.8)	—	(10.8)	44.3	(3.6)	36.2	—
Residential mortgage-backed securities	191.5	(1.0)		0.7	2.9	(2.5)	—	(172.2)	19.4	(1.1)
Other asset-backed securities	649.4	(75.2)		61.9	—	(232.1)	1.2	(307.4)	97.8	(9.6)
Total Fixed maturities, including securities pledged:	890.8	(75.9)		57.4	2.9	(271.3)	151.3	(483.2)	272.0	(10.7)
Equity securities, available for sale	13.5	0.1		(0.1)	4.2	(0.1)	—	(1.3)	16.3	—
Derivatives, net	76.5	(0.9)		—	—	(40.9)	—	—	34.7	(18.8)
Investment contract guarantees:
FIA	(1,165.5)	(18.4)		—	(91.1)	108.6	—	—	(1,166.4)	—
GMWB/GMAB	(77.0)	(57.6)		—	(4.9)	1.9	—	—	(137.6)	—
Total Investment contract guarantees	(1,242.5)	(76.0	)(1)	—	(96.0)	110.5	—	—	(1,304.0)	—

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

	Three Months Ended September 30, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	July 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$67.0	$—		$0.4	$(0.2)	$—	$(58.6)	$8.6	$—
Foreign	55.3	0.2		0.3	—	8.6	(51.9)	12.5	—
Residential mortgage-backed securities	148.3	(2.1)		(1.6)	45.6	197.3	(71.8)	315.7	(3.6)
Other asset-backed securities	679.4	—		29.8	(19.1)	—	(3.9)	686.2	(1.2)
Total Fixed maturities, including securities pledged:	950.0	(1.9)		28.9	26.3	205.9	(186.2)	1,023.0	(4.8)

Equity securities, available for sale	13.0	(1.4)		1.7	0.6	1.9	—	15.8	—
								—
Derivatives, net	66.7	2.2		—	(23.5)	—	—	45.4	(20.1)
								—
Investment contract guarantees:
FIA	(977.3)	(145.5)		—	17.4	—	—	(1,105.4)	—
GMWB/GMAB	(97.1)	(42.2)		—	6.6	—	—	(132.7)	—
Total Investment contract guarantees	(1,074.4)	(187.7	)(1)	—	24.0	—	—	(1,238.1)	—

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$—	$—		$0.5	$(0.3)	$8.4	$—	$8.6	$—
Foreign	—	0.3		0.8	4.3	7.1	—	12.5	—
Residential mortgage-backed securities	1,088.2	(4.1)		8.1	28.5	13.1	(818.1)	315.7	(4.1)
Commercial mortgage-backed securities	—	—		—	—	—	—	—	—
Other asset-backed securities	423.9	(16.0)		104.2	(62.3)	236.4	—	686.2	(17.0)
Total Fixed maturities, including securities pledged:	1,512.1	(19.8)		113.6	(29.8)	265.0	(818.1)	1,023.0	(21.1)

Equity securities, available for sale	4.5	(0.7)		1.4	9.1	1.5	—	15.8	—
								—
Derivatives, net	111.9	(56.6)		—	(9.9)	—	—	45.4	17.7
								—
Investment contract guarantees:
FIA	(927.2)	(149.1)		—	(29.1)	—	—	(1,105.4)	—
GMWB/GMAB	(73.9)	(62.3)		—	3.5	—	—	(132.7)	—
Total Investment contract guarantees	(1,001.1)	(211.4	)(1)	—	(25.6)	—	—	(1,238.1)	—

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 during the nine months ended September 30, 2011 in fixed maturities, including securities pledged, are primarily due to the Company’s determination that the market for subprime RMBS securities has become active.  While the valuation methodology has not changed, the Company has concluded that the frequency of transactions in the market for subprime RMBS securities represent regularly occurring market transactions and therefore are now classified as Level 2. The transfers out of Level 3 during the nine months ended September 30, 2010 in fixed maturities, including securities pledged, are primarily due to an increased utilization of vendor valuations for certain CMO assets.

The remaining transfers in and out of Level 3 for fixed maturities during the three and nine months ended September 30, 2011 and 2010, are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at September 30, 2011 and December 31, 2010.

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale, including securities pledged	$21,784.5	$21,784.5	$21,806.9	$21,806.9
Fixed maturities at fair value using the fair value option	315.5	315.5	237.7	237.7
Equity securities, available-for-sale	127.4	127.4	146.4	146.4
Mortgage loans on real estate	3,179.7	3,263.1	2,967.9	3,036.0
Loan - Dutch State obligation	703.1	704.0	843.9	795.7
Limited partnerships/corporations	332.0	333.9	295.8	297.9
Policy loans	114.4	114.4	122.1	122.1
Cash, cash equivalents, Short-term investments, and Short-term investments under securities loan agreement	3,525.2	3,525.2	1,155.8	1,155.8
Derivatives	1,686.6	1,686.6	293.1	293.1
Other investments	2.0	2.0	1.8	1.8
Deposits from affiliates	1,460.3	1,481.2	1,600.4	1,577.3
Embedded derivative on reinsurance	—	—	20.9	20.9
Assets held in separate accounts	37,668.8	37,668.8	44,413.3	44,413.3
Liabilities:
Investment contract liabilities:
Deferred annuities	20,670.3	21,227.2	20,819.6	20,272.4
Guaranteed investment contracts and funding agreements	1,883.5	1,581.3	2,218.3	1,909.5
Supplementary contracts and immediate annuities	787.8	810.2	803.3	716.8
Embedded derivative on reinsurance	218.5	218.5	—	—
Derivatives	553.2	553.2	492.9	492.9
Investment contract guarantees:
Fixed indexed annuities	1,166.4	1,166.4	1,165.5	1,165.5
Guaranteed minimum withdrawal and accumulation benefits	137.6	137.6	77.0	77.0
Notes to affiliates	435.0	418.7	435.0	447.2

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

Limited partnerships/corporations: The fair value for these investments, primarily private equities and hedge funds, is estimated based on the NAV as provided by the investee.

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

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are summarized as follows at September 30, 2011 and December 31, 2010.

	2011	2010

Total commercial mortgage loans	$3,181.9	$2,970.9
Collective valuation allowance	(2.2)	(3.0)
Total net commercial mortgage loans	$3,179.7	$2,967.9

As of September 30, 2011, all commercial mortgage loans are held-for-investment. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored monthly on a loan-specific basis through the review of borrower submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company has established a collective valuation allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. The collective valuation allowance is determined based on historical loss rates as adjusted by current economic information for all loans that are not determined to have an individually-assessed loss.  The changes in the collective valuation allowance were as follows at September 30, 2011 and December 31, 2010.

	2011	2010

Collective valuation allowance for losses, beginning of period	$3.0	$4.1
Addition to / (release of) allowance for losses	(0.8)	(1.1)
Collective valuation allowance for losses, end of period	$2.2	$3.0

The commercial mortgage loan portfolio is the recorded investment, prior to collective valuation allowances, by the indicated loan-to-value ratio and debt service coverage ratio, as reflected in the following tables at September 30, 2011 and December 31, 2010.

	2011(1)	2010(1)
Loan-to-Value Ratio:
0% - 50%	$934.5	$1,140.4
50% - 60%	879.7	707.7
60% - 70%	1,151.8	903.4
70% - 80%	195.8	197.6
80% - 90%	20.1	21.8
Total Commercial Mortgage Loans	$3,181.9	$2,970.9

(1)                Balances do not include allowance for mortgage loan credit losses.

	2011(1)	2010(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,118.9	$2,038.3
1.25x - 1.5x	570.2	387.9
1.0x - 1.25x	341.5	255.2
Less than 1.0x	134.4	144.0
Mortgages secured by loans on land or construction loans	16.9	145.5
Total Commercial Mortgage Loans	$3,181.9	$2,970.9

(1)                Balances do not include allowance for mortgage loan credit losses.

The Company believes it has a high quality mortgage loan portfolio with substantially all of commercial mortgages classified as performing. The Company defines delinquent commercial mortgage loans consistent with industry practice as 60 days past due. As of September 30, 2011, there were no commercial loans classified as delinquent. The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until past due payments are brought current. At September 30, 2011, there were no commercial mortgage loans on nonaccrual status.

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

The carrying values and unpaid principal balances (prior to any charge-off) of impaired commercial mortgage loans were as follows as of September 30, 2011 and December 31, 2010.

	2011	2010

Impaired loans without valuation allowances	$—	$16.5

Unpaid principal balance of impaired loans	$—	$18.7

The following is information regarding impaired loans, restructured loans, loans 90 days or more past due and loans in the process of foreclosure for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010

Impaired loans, average investment during the period	$3.6	$21.4
Interest income recognized on impaired loans, on an accrual basis	—	0.2
Interest income recognized on impaired loans, on a cash basis	—	0.2

	Nine Months Ended September 30,
	2011	2010

Impaired loans, average investment during the period	$8.3	$37.8
Interest income recognized on impaired loans, on an accrual basis	—	0.9
Interest income recognized on impaired loans, on a cash basis	0.1	1.1

For the three and nine months ended September 30, 2011 and 2010, there were no Restructured loans, Interest income recognized on restructured loans, Loans 90 days or more past due, interest no longer accruing, at

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

amortized cost, Loans in foreclosure, at amortized cost, and Unpaid principal balance of loans 90 days or more past due, interest no longer accruing.

Derivative Financial Instruments

The Company’s use of derivatives is limited mainly to economic hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk, and market risk.  It is the Company’s policy not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of September 30, 2011 and December 31, 2010.

	2011			2010
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Derivatives: Qualifying for hedge accounting(1)
Interest rate contracts	26.8	$—	$3.4	79.5	$0.5	$7.2
Foreign exchange contracts				25.4	—	0.2
Derivatives: Non-Qualifying for hedge accounting(1)
Interest rate contracts	18,897.6	1,396.3	466.7	17,450.9	176.6	412.3
Foreign exchange contracts	1,223.7	21.0	39.7	908.4	5.1	41.9
Equity contracts	12,341.3	268.3	25.5	9,269.8	107.7	16.8
Credit contracts	143.4	1.0	17.9	333.8	3.2	14.5

Embedded derivatives:
Within retail annuity products(2)	N/A	—	1,304.0	N/A	—	1,242.5
Within reinsurance agreement (2)	N/A	—	218.5	N/A	20.9	—
Total		$1,686.6	$2,075.7		$314.0	$1,735.4

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months EndedSeptember 30,
	2011	2010	2011	2010
Derivatives: Qualifying for hedge accounting(1):
Interest rate contracts	$0.3	$(1.7)	$—	$(4.3)
Derivatives: Non-Qualifying for hedge accounting(1):
Interest rate contracts	1,063.1	59.9	1,182.7	133.8
Foreign exchange contracts	56.5	(88.2)	(7.5)	16.1
Equity contracts	798.1	(570.7)	488.0	(386.0)
Credit contracts	(11.4)	2.9	(6.5)	(0.4)
Embedded derivatives:
Within retail annuity products(2)	(11.7)	(145.5)	(61.5)	(149.1)
Within reinsurance agreement(2)	(213.1)	(42.2)	(239.4)	(62.3)
Total	$1,681.8	$(785.5)	$1,355.8	$(452.2)

(1)                Changes in value are included in Net realized capital gains (losses) on the Condensed Statements of Operations.

(2)                Changes in value are included in Interest credited and other benefits to contract owners on the Condensed Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own.  Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties.  The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations.  Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets.  In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At September 30, 2011, the fair value of credit default swaps of $1.0 and $17.9 was included in Derivatives and Other liabilities, respectively, on the Condensed Balance Sheets.  At December 31, 2010, the fair value of credit default swaps of $3.2 and $14.5 was included in Derivatives and Other liabilities, respectively, on the Condensed Balance Sheets.  As of September 30, 2011 and December 31, 2010, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $108.8 and $308.1, respectively.

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

Activity within DAC was as follows for the nine months ended September 30, 2011 and 2010.

	2011	2010
Balance at January 1	$3,155.0	$3,718.0
Deferrals of commissions and expenses	108.5	157.2
Amortization:
Amortization	(39.2)	(287.7)
Interest accrued at 4% to 6%	175.0	173.3
Net amortization included in the Condensed
Statements of Operations	135.8	(114.4)
Change in unrealized capital gains/losses on available-for-sale securities	(236.7)	(623.6)
Balance at September 30	$3,162.6	$3,137.2

Activity within VOBA was as follows for the nine months ended September 30, 2011 and 2010.

	2011	2010
Balance at January 1	$68.1	$113.4
Amortization:
Amortization	(7.4)	(22.4)
Interest accrued at 4.5% to 6%	3.3	3.9
Net amortization included in the Condensed
Statements of Operations	(4.1)	(18.5)
Change in unrealized capital gains/losses on available-for-sale securities	(17.7)	(32.9)
Balance at September 30	$46.3	$62.0

5.                                      Capital Contributions and Dividends

During the nine months ended September 30, 2011 and 2010, the Company received $44.0 and $239.0, respectively, in capital contributions from its Parent.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

During the nine months ended September 30, 2011 and 2010, the Company did not pay any dividends or return of capital distributions on its capital stock to its Parent.

6.                                      Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2011 and 2010 were 6.2% and (5.1)%, respectively.  The Company’s effective tax rates for the nine months ended September 30, 2011 and 2010 were 7.8% and (210.7)%, respectively.  The effective rates differ from the statutory rate due to the following items:

	Three Months Ended Septembber 30,
	2011	2010
Statutory rate	35.0%	35.0%

Dividends received deduction	2.6%	(31.4)%
Valuation allowance	(31.3)%	28.2%
Audit settlement	0.0%	(36.7)%
Tax credits	(0.1)%	(0.2)%
Effective rate at September 30	6.2%	(5.1)%

	Nine Months Ended September 30,
	2011	2010
Statutory rate	35.0%	35.0%

Dividends received deduction	(3.6)%	(206.1)%
Valuation allowance	(23.9)%	124.2%
Audit settlements	0.6%	(161.7)%
Tax credits	(0.3)%	(3.0)%
Other	0.0%	0.9%
Effective rate at September 30	7.8%	(210.7)%

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. At September 30, 2011, the Company did not have a tax valuation allowance related to realized and unrealized capital losses.  At December 31, 2010, the Company had a tax valuation allowance of $187.5, related to realized and unrealized capital losses.  As of September 30, 2011 and December 31, 2010, the Company had a full tax valuation allowance of $12.1 related to foreign tax credits, the benefit of which is uncertain.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the periods ended September 30, 2011 and December 31, 2010 are as follows:

	2011	2010
Balance at beginning of period	$28.0	$60.3
Additions for tax positions related to prior years	6.1	28.0
Reductions for tax positions related to prior years	(6.1)	(60.2)
Reductions for settlements with taxing authorities	(25.3)	(0.1)
Balance at end of period	$2.7	$28.0

The Company had $2.7 of unrecognized tax benefits as of September 30, 2011 and December 31, 2010, respectively, that would affect the Company’s effective tax rate if recognized.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Under this agreement, the Company did not incur any interest expense for the three and nine months ended September 30, 2011 and 2010.  The Company earned interest income of $0.2 and $0.6 for the three and nine months ended September 30, 2011, respectively, and $0.3 and $1.0 for the three and nine months ended September 30, 2010, respectively.  Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Statements of Operations.  As of September 30, 2011 and December 31, 2010, the Company had an outstanding receivable of $43.4 and $593.6, respectively, with ING AIH under the reciprocal loan agreement.

For information on the Company’s additional financing agreements, see the Financing Agreements note to the Financial Statements included in the Company’s 2010 Annual Report on Form 10-K.

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

As of September 30, 2011, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $356.1, of which $164.5 was with related parties. As of December 31, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $529.2, of which $153.0 was with related parties. During the three and nine months ended September 30, 2011, $8.2 and $21.4, respectively, was funded to related parties under these commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of September 30, 2011 and December 31, 2010, the Company held $605.7 and $57.9, respectively, of cash collateral, related to derivative contracts, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets. In addition, as of September 30, 2011 and December 31, 2010, the Company delivered collateral of $696.0 and $749.7, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

FHLB Funding Agreements

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At September 30, 2011 and December 31, 2010, the Company had $1,579.5 and $1,579.6, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and claims reserves, in the Condensed Balance Sheets. At September 30, 2011 and December 31, 2010, assets with a market value of $1,836.0 and $1,930.1, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Condensed Balance Sheets.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

9.             Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of September 30, 2011 and 2010.

	2011	2010
Net unrealized capital gains (losses):
Fixed maturities	$1,165.3	$1,023.3
Equity securities, available-for-sale	(1.4)	8.4
Derivatives	(4.5)	(0.3)
DAC/VOBA adjustment on available-for-sale securities	(712.7)	(720.8)
Sales inducements adjustment on available-for-sale securities	(128.7)	(129.2)
Other investments	(35.5)	(36.2)
Unrealized capital gains, before tax	282.5	145.2
Net deferred income tax liability	(105.8)	(57.7)
Deferred tax asset valuation allowance	128.0	106.0
Net unrealized capital gains	304.7	193.5
Pension liability, net of tax	(2.7)	(3.4)
Accumulated other comprehensive income	$302.0	$190.1

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the nine months ended September 30, 2011 and 2010.

	2011	2010
Fixed maturities	$482.9	$1,578.0
Equity securities, available-for-sale	(8.3)	4.9
Derivatives	(4.8)	(0.3)
DAC/VOBA adjustment on available-for-sale securities	(254.4)	(656.5)
Sales inducements adjustment on available-for-sale securities	(48.2)	(129.1)
Other investments	0.2	(11.2)
Unrealized capital gains, before tax	167.4	785.8
Deferred income tax liability	(58.6)	(275.0)
Deferred tax asset valuation allowance	61.0	212.0
Net change in unrealized capital gains	$169.8	$722.8

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the nine months ended September 30, 2011 and 2010.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	2011	2010
Net unrealized capital holding gains arising during the period(1)	$147.3	$564.4
Reclassification adjustment for gains and other items included in Net income (loss)(2)	(38.5)	(53.6)
Change in deferred tax valuation allowance	61.0	212.0
Net change in unrealized capital gains on securities	$169.8	$722.8

(1)                Pretax net unrealized capital holding gains (losses) arising during the period were $226.7 and $868.2 for the nine months ended September 30, 2011 and 2010, respectively.

(2)                Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $59.3 and $82.4 for the nine months ended September 30, 2011 and 2010, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are generally determined by FIFO methodology.

Item 2.                                   Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate) for each of the three and nine months ended September 30, 2011 and 2010, and financial condition as of September 30, 2011 and December 31, 2010. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2010 Annual Report on Form 10-K.

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

On April 9, 2009, the Company’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products to be sold by ING USA’s affiliate, ING Life Insurance and Annuity Company. As part of this strategy, ING USA ceased new sales of variable annuity products in March of 2010. Some new amounts will continue to be deposited on ING USA variable annuities as add-on premiums to existing contracts.

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

Economic Analysis

The pace of economic growth in the U.S. slowed down markedly in the first half of 2011, following the recovery after the recent financial crisis. The U.S. economy grew less than one percent on an annualized basis in the first half of the year. Restrained consumer spending and shortage of auto parts contributed to the slower pace of economic activity, while housing prices have continued to decline and residential investment remains weak. Global industrial production and global trade are expanding but at a less rapid pace than at the beginning of the recovery from the recent financial crisis.

Underlying core inflation has increased somewhat mainly due to higher rents and housing costs, while headline inflation is still elevated primarily due to higher energy and commodity prices. Market-based measures of inflation are still well anchored. The rate of headline inflation shall depend on whether the effects on higher energy and other commodities price increases dissipate and stabilize in the coming months.  The pace of economic growth is still constrained by high unemployment, modest income growth, lower housing wealth, and tepid expansion of credit. The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies.

The Federal Reserve (“Fed”) has decided to extend the average maturity of the securities in its portfolio. The Fed intends to exert downward pressure on long-term rates. To that effect, it has announced that it will purchase, by mid-2012, nearly $400 billion of Treasury securities with remaining maturities of 6 years to 30 years, while selling the same amount of Treasury securities with remaining maturities of 3 years or less during the same period. The Fed shall also reinvest principal payment for its holding of agency debt and agency mortgage-backed securities in agency mortgage-backed securities to support conditions in the mortgage market. Furthermore, based on its assessment of current economic conditions, economic outlook and the balance of risks, the Fed is conditionally committed to keeping the federal funds target rate in the range of 0 to 25 basis points until mid-2013.

Short-term London Interbank Offered Rates remain low by historic standard but have been rising in the past several months. U.S. Treasury rates have declined noticeably since the beginning of the year. Long-term U.S. Treasury rates decreased in the third quarter of 2011 as compared to the same period in 2010. The decline in U.S. Treasury rates is mainly due to the Fed’s commitment to keep the federal funds target rate low until mid-2013, low short-term rates, and its policy to exert downward pressure on long-term rates.

Despite modest improvement of economic activity in the third quarter, and accommodative policies, risks to the U.S. economy are tilted to the downside. Downside risks could arise from protracted weakness in household financial conditions, which would lead to slower consumer spending; larger than expected near-term fiscal tightening, which would lower aggregate demand; financial and economic spillover from the euro zone’s inability to contain the region’s debt crisis; and crude oil prices spiking in response to an escalation of political turmoil in the Middle East. These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance industry.

Results of Operations

The Company’s results of operations for the three and nine months ended September 30, 2011, and changes therein, primarily reflect a favorable change in Total net realized capital gains (losses), a decrease in Net amortization of DAC and VOBA, and higher Net investment income, partially offset by higher Interest credited and other benefits to contract owners, lower Premiums, and a higher Income tax expense.

	Three Months Ended
	September 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Net investment income	$358.9	$336.5	$22.4	6.7%
Fee income	261.4	263.4	(2.0)	(0.8)%
Premiums	112.2	139.9	(27.7)	(19.8)%
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(61.9)	(53.8)	(8.1)	(15.1)%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	10.0	27.8	(17.8)	(64.0)%
Net other-than-temporary impairments recognized in earnings	(51.9)	(26.0)	(25.9)	(99.6)%
Other net realized capital gains (losses)	2,012.7	(512.4)	2,525.1	NM
Total net realized capital gains (losses)	1,960.8	(538.4)	2,499.2	NM
Other income	0.4	—	0.4	NM
Total revenue	2,693.7	201.4	2,492.3	NM
Benefits and expenses:
Interest credited and other benefits to contractowners	2,437.8	30.8	2,407.0	NM
Operating expenses	105.8	109.7	(3.9)	(3.6)%
Net amortization of deferred policy acquisition costs and value of business acquired	(242.3)	(88.7)	(153.6)	NM
Interest expense	8.0	8.0	—	0.0%
Other expense	10.4	10.7	(0.3)	(2.8)%
Total benefits and expenses	2,319.7	70.5	2,249.2	NM
Income before income taxes	374.0	130.9	243.1	NM
Income tax expense (benefit)	23.1	(6.7)	29.8	NM
Net income	$350.9	$137.6	$213.3	NM
Effective tax rate	6.2%	(5.1)%

NM - Not meaningful.

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,084.8	$1,001.6	$83.2	8.3%
Fee income	820.4	805.7	14.7	1.8%
Premiums	345.8	416.3	(70.5)	(16.9)%
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(152.9)	(173.5)	20.6	11.9%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	15.1	84.3	(69.2)	(82.1)%
Net other-than-temporary impairments recognized in earnings	(137.8)	(89.2)	(48.6)	(54.5)%
Other net realized capital gains (losses)	1,828.9	(88.6)	1,917.5	NM
Total net realized capital gains (losses)	1,691.1	(177.8)	1,868.9	NM
Other income	0.8	—	0.8	NM
Total revenue	3,942.9	2,045.8	1,897.1	92.7%
Benefits and expenses:
Interest credited and other benefits to contractowners	3,167.7	1,512.0	1,655.7	NM
Operating expenses	325.6	315.5	10.1	3.2%
Net amortization of deferred policy acquisition costs and value of business acquired	(131.7)	132.9	(264.6)	NM
Interest expense	23.7	24.0	(0.3)	(1.3)%
Other expense	26.7	31.6	(4.9)	(15.5)%
Total benefits and expenses	3,412.0	2,016.0	1,396.0	69.2%
Income before income taxes	530.9	29.8	501.1	NM
Income tax expense (benefit)	41.6	(62.8)	104.4	NM
Net income	$489.3	$92.6	$396.7	NM
Effective tax rate	7.8%	(210.7)%

NM - Not meaningful.

Revenues

Total revenue increased for the three and nine months ended September 30, 2011, primarily reflecting a favorable change in Total net realized capital gains (losses) and higher Net investment income, partially offset by lower Premiums.

The favorable change in Total net realized capital gains (losses) for the three and nine months ended September 30, 2011 is primarily due to favorable change in derivatives related to (a) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement. However, the gains on the VAGLB are ceded to SLDI and reported as a corresponding unfavorable change in Interest credited and other benefits to policyholders; (b) hedging of variable annuity guaranteed death benefits, and (c) gains related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital. The favorable changes were partially offset by unfavorable changes in derivatives used to hedge FIA products.

The increase in Net investment income for the three and nine months ended September 30, 2011 is mainly due to higher income on fixed maturities.

Fee income decreased for the three months ended September 30, 2011 as overall average variable AUM decreased due to unfavorable equity market movements. Fee income increased for the nine months ended September 30, 2011 as overall average variable AUM increased due to favorable equity market movements in the second half of 2010 continuing through the first half of 2011.

Premiums for the three and nine months ended September 30, 2011 decreased primarily due to a decrease in the block of group annual term business assumed by the Company from ReliaStar Life Insurance Company (“RLI”), an affiliate, under the bulk reinsurance agreements.

Benefits and Expenses

Total benefits and expenses increased for the three and nine months ended September 30, 2011 primarily due to an increase in Interest credited and other benefits to contract owners, partially offset by a decrease in Net amortization of DAC and VOBA.

The increase in Interest credited and other benefits to contract owners for the three and nine months ended September 30, 2011 reflects the transfer of gains (losses) on derivatives and investment income under the combined coinsurance and coinsurance funds withheld agreement with SLDI. The corresponding gains and investment income are reported in Total net realized capital gains (losses) and Net investment income, respectively.

The Net amortization of DAC and VOBA decreased for the three and nine months ended September 30, 2011 due to unfavorable gross profits when compared to prior periods.

Income Taxes

Income tax expense increased for the three and nine months ended September 30, 2011 as compared to September 30, 2010, primarily due to an increase in income before taxes, partially offset by an increase in the dividends received deduction and a release of tax valuation allowance.

Financial Condition

Investments

Investment Strategy

The Company’s investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, disciplined matching of asset characteristics with liability requirements, and the diversification of risks.  Investment activities are undertaken according to investment policy statements that contain internally established guidelines and risk tolerances and in all cases are required to comply with applicable laws and insurance regulations.  Risk tolerances are established for credit risk, credit spread risk, market risk, liquidity risk, and concentration risk across issuers, sectors and asset types that seek to mitigate the impact of cash flow variability arising from these risks.

Investments are managed by ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Portfolios are established for groups of products with similar liability characteristics within the Company.  The Company’s investment portfolio consists largely of high quality fixed maturity securities and short-term investments, investments in commercial mortgage loans, limited partnerships, and other instruments, including a small amount of equity holdings. Fixed maturity securities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The Company uses derivatives for hedging purposes and to replicate exposure to other assets as a more efficient means of assuming credit exposure similar to bonds of the underlying issuer(s).

Portfolio Composition

The following tables present the investment portfolio at September 30, 2011 and December 31, 2010.

	2011		2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
Fixed maturities, available-for-sale, including securities pledged	$21,784.5	69.7%	$21,806.9	78.8%
Fixed maturities, at fair value using the fair value option	315.5	1.0%	237.7	0.9%
Equity securities, available-for-sale	127.4	0.4%	146.4	0.5%
Short-term investments	2,997.2	9.6%	939.2	3.4%
Mortgage loans on real estate	3,179.7	10.2%	2,967.9	10.7%
Policy loans	114.4	0.4%	122.1	0.4%
Loan - Dutch State obligation	703.1	2.2%	843.9	3.1%
Limited partnerships/corporations	332.0	1.1%	295.8	1.1%
Derivatives	1,686.6	5.4%	293.1	1.1%
Other investments	2.0	0.0%	1.8	0.0%
Total investments	$31,242.4	100.0%	$27,654.8	100.0%

Fixed Maturities and Equity Securities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of September 30, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,100.1	$92.6	$0.3	$1,192.4	$—
U.S. government agencies and authorities	19.3	3.9	—	23.2	—
State, municipalities, and political subdivisions	105.5	7.7	5.2	108.0	—

U.S. corporate securities:
Public utilities	1,829.1	165.6	9.6	1,985.1	—
Other corporate securities	7,713.6	552.4	38.5	8,227.5	—
Total U.S. corporate securities	9,542.7	718.0	48.1	10,212.6	—

Foreign securities(1):
Government	271.4	17.3	3.5	285.2	—
Other	5,166.0	314.3	95.2	5,385.1	0.1
Total foreign securities	5,437.4	331.6	98.7	5,670.3	0.1

Residential mortgage-backed securities	2,069.3	261.8	89.6	2,241.5	71.5
Commercial mortgage-backed securities	1,956.1	99.8	56.3	1,999.6	4.9
Other asset-backed securities	704.3	15.5	67.4	652.4	0.1

Total fixed maturities, including securities pledged	20,934.7	1,530.9	365.6	22,100.0	76.6
Less: securities pledged	1,012.6	48.6	2.2	1,059.0	—
Total fixed maturities	19,922.1	1,482.3	363.4	21,041.0	76.6
Equity securities	128.8	2.8	4.2	127.4	—
Total investments	$20,050.9	$1,485.1	$367.6	$21,168.4	$76.6

(1)             Primarily U.S. dollar denominated.

(2)             Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,595.7	$19.4	$2.4	$1,612.7	$—
U.S. government agencies and authorities	24.2	0.3	0.2	24.3	—
State, municipalities, and political subdivisions	126.5	3.6	11.6	118.5	—

U.S. corporate securities:
Public utilities	1,609.6	83.9	19.8	1,673.7	—
Other corporate securities	7,433.9	367.2	62.1	7,739.0	0.3
Total U.S. corporate securities	9,043.5	451.1	81.9	9,412.7	0.3

Foreign securities(1):
Government	474.6	39.0	4.3	509.3	—
Other	4,742.9	216.7	70.0	4,889.6	0.1
Total foreign securities	5,217.5	255.7	74.3	5,398.9	0.1

Residential mortgage-backed securities	2,028.7	240.8	98.5	2,171.0	67.2
Commercial mortgage-backed securities	2,112.2	125.8	39.1	2,198.9	7.3
Other asset-backed securities	1,213.9	17.8	124.1	1,107.6	32.1

Total fixed maturities, including securities pledged	21,362.2	1,114.5	432.1	22,044.6	107.0
Less: securities pledged	886.6	17.5	14.7	889.4	—
Total fixed maturities	20,475.6	1,097.0	417.4	21,155.2	107.0
Equity securities	139.5	6.9	—	146.4	—
Total investments	$20,615.1	$1,103.9	$417.4	$21,301.6	$107.0

(1)             Primarily U.S. dollar denominated.

(2)             Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At September 30, 2011 and December 31, 2010, the average quality rating of the Company’s fixed maturities portfolio was A.  Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows as of September 30, 2011 and December 31, 2010.

	2011
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$2,026.4	9.2%	$1,956.6	9.3%
AA	4,461.0	20.2%	4,109.1	19.6%
A	6,319.1	28.6%	5,929.5	28.4%
BBB	7,802.6	35.2%	7,398.1	35.4%
BB	852.8	3.9%	867.2	4.1%
B and below	638.1	2.9%	674.2	3.2%
Total	$22,100.0	100.0%	$20,934.7	100.0%

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$5,188.9	23.5%	$4,945.4	23.2%
AA	2,038.3	9.3%	2,049.8	9.6%
A	5,961.5	27.0%	5,749.0	26.9%
BBB	7,240.6	32.8%	6,940.9	32.5%
BB	787.1	3.6%	768.0	3.6%
B and below	828.2	3.8%	909.1	4.2%
Total	$22,044.6	100.0%	$21,362.2	100.0%

93.2% and 92.6% of the fixed maturities were invested in securities rated BBB and above Investment Grade (“IG”) at September 30, 2011 and December 31, 2010, respectively.

Fixed maturities rated BB and below (Below Investment Grade (“BIG”)) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, by market sector, including securities pledged to creditors, were as follows as of September 30, 2011 and December 31, 2010.

	2011
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,192.4	5.4%	$1,100.1	5.3%
U.S. government agencies and authorities	23.2	0.1%	19.3	0.1%
U.S. corporate, state, and municipalities	10,320.6	46.7%	9,648.2	46.1%
Foreign	5,670.3	25.7%	5,437.4	26.0%
Residential mortgage-backed	2,241.5	10.1%	2,069.3	9.8%
Commercial mortgage-backed	1,999.6	9.0%	1,956.1	9.3%
Other asset-backed	652.4	3.0%	704.3	3.4%
Total	$22,100.0	100.0%	$20,934.7	100.0%

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,612.7	7.3%	$1,595.7	7.5%
U.S. government agencies and authorities	24.3	0.1%	24.2	0.1%
U.S. corporate, state, and municipalities	9,531.2	43.2%	9,170.0	42.9%
Foreign	5,398.9	24.5%	5,217.5	24.4%
Residential mortgage-backed	2,171.0	9.9%	2,028.7	9.5%
Commercial mortgage-backed	2,198.9	10.0%	2,112.2	9.9%
Other asset-backed	1,107.6	5.0%	1,213.9	5.7%
Total	$22,044.6	100.0%	$21,362.2	100.0%

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2011, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$1,394.9	$1,411.4
After one year through five years	5,051.7	5,250.0
After five years through ten years	5,897.1	6,224.4
After ten years	3,861.3	4,320.7
Mortgage-backed securities	4,025.4	4,241.1
Other asset-backed securities	704.3	652.4
Fixed maturities, including securities pledged	$20,934.7	$22,100.0

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at September 30, 2011 and December 31, 2010.

The Company did not have any investments in sovereign debt of governments of Greece, Italy, Portugal, Spain or Ireland as of September 30, 2011 and December 31, 2010.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At September 30, 2011 and December 31, 2010, approximately 28.1% and 22.9%, respectively, of the Company’s CMO holdings were invested in those types of CMOs, such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs.

Subprime and Alt-A Mortgage Exposure

The market for securities collateralized by subprime mortgages has been in a period of extended distress and uncertainty with regards to credit performance. Underlying collateral has continued to reflect the problems associated with a housing market that has seen substantial price declines and an employment market that has declined significantly and remains under stress.  Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector.  Over the course of 2010 and early 2011, price transparency and liquidity for bonds backed by subprime mortgages improved with the reduced volatility across broader risk markets and apparent increase in overall risk appetite.  However, beginning in second quarter of 2011, the market for the lower quality, distressed segments of the subprime and Alt-A mortgage markets again displayed weakness.  Distortions to the amount of available supply in the market of these asset types had the impact of increasing volatility and reducing liquidity in these segments of the non-agency Residential Mortgage-backed Securities (“RMBS”) markets.  In the third quarter of 2011, while these supply problems dissipated, additional headwinds from fundamental problems in the housing market and uncertainty from the broader global markets negatively impacted credit risk premiums, further pressuring bond prices lower.  In managing its risk exposure to subprime and Alt-A mortgages, the Company takes into account collateral performance and structural characteristics associated with its various positions.

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

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table previously referred to. As of September 30, 2011, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $203.2 and $67.1, respectively, representing 0.9% of total fixed maturities. As of December 31, 2010, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $456.3 and $109.9, respectively, representing 2.1% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of September 30, 2011 and December 31, 2010:

2011				2010
% of Total				% of Total
Subprime				Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	13.7%	2007	20.5%	AAA	23.0%	2007	39.7%
AA	32.8%	2006	6.6%	AA	20.3%	2006	6.9%
A	7.9%	2005 and prior	72.9%	A	8.2%	2005 and prior	53.4%
BBB	14.6%		100.0%	BBB	9.0%		100.0%
BB and below	31.0%			BB and below	39.5%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of September 30, 2011, the fair value and gross unrealized losses aggregated to $136.8 and $49.4, respectively, representing 0.6% of total fixed maturities. As of December 31, 2010, the fair value and gross unrealized losses aggregated to $158.3 and $51.1, respectively, representing 0.7% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of September 30, 2011 and December 31, 2010:

2011				2010
% of Total				% of Total
Alt-A				Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	16.3%	2007	28.2%	AAA	19.7%	2007	29.7%
AA	2.6%	2006	18.7%	AA	1.6%	2006	19.8%
A	0.5%	2005 and prior	53.1%	A	0.1%	2005 and prior	50.5%
BBB	1.4%		100.0%	BBB	1.0%		100.0%
BB and below	79.2%			BB and below	77.6%
	100.0%				100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

Delinquency rates on commercial mortgages have remained elevated in recent months.  However, the steep pace of increases observed in the months following the credit crisis has slowed, and some recent months have posted month over month declines in delinquent mortgages.  In addition, other performance metrics like vacancies, property values and rent levels have exhibited improvements, providing early, albeit tentative, signals of a recovery in commercial real estate.  For consumer asset-backed securities, delinquency and loss rates have continued to decline.  While there are concerns with consumer loans as a result of the current macro-economic environment, improvements in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis

As of September 30, 2011 and December 31, 2010, the fair value of the Company’s Commercial Mortgage-backed Securities (“CMBS”) totaled $2.0 billion and $2.2 billion, respectively, and other ABS, excluding subprime exposure, totaled $454.8 and $656.7, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of September 30, 2011, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 28.5%, 19.4%, and 25.7%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 31.2%, 25.6%, and 28.5%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of September 30, 2011 and December 31, 2010:

2011				2010
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	49.0%	2008	0.4%	AAA	58.8%	2008	0.9%
AA	14.6%	2007	25.5%	AA	5.6%	2007	23.6%
A	14.8%	2006	30.8%	A	11.5%	2006	24.6%
BBB	15.0%	2005 and prior	43.3%	BBB	11.1%	2005 and prior	50.9%
BB and below	6.6%		100.0%	BB and below	13.0%		100.0%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of September 30, 2011 and December 31, 2010:

2011				2010
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	83.2%	2011	7.3%	AAA	76.3%	2010	13.1%
AA	4.0%	2010	14.1%	AA	5.3%	2009	16.2%
A	4.5%	2009	8.8%	A	5.3%	2008	10.9%
BBB	4.7%	2008	4.3%	BBB	8.6%	2007	18.1%
BB and below	3.6%	2007	21.9%	BB and below	4.5%	2006	16.2%
	100.0%	2006 and prior	43.6%		100.0%	2005 and prior	25.5%
			100.0%				100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $3.2 billion and $3.0 billion as of September 30, 2011 and December 31, 2010, respectively. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored monthly on a loan-specific basis through the review of borrower submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

All commercial mortgages are rated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. Impairments taken on the mortgage loan portfolio were $4.6 and $6.9 for the three and nine months ended September 30, 2011, respectively. Impairments taken on the mortgage loan portfolio were $5.6 and $6.1for the three and nine months ended September 30, 2010, respectively. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. There were no mortgage loans in the Company’s portfolio in arrears with respect to principal and interest at September 30, 2011. There were no mortgage loans in the Company’s portfolio in arrears with respect to principal and interest at December 31, 2010. Due to challenges that the economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. At September 30, 2011 and December 31, 2010, the Company had a $2.2 and $3.0 allowance for mortgage loan credit losses, respectively.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. These ratios are utilized as part of the review process described above. LTV and DSC ratios as of September 30, 2011 and December 31, 2010, are as follows:

	2011(1)	2010(1)
Loan-to-Value Ratio:
0% - 50%	$934.5	$1,140.4
50% - 60%	879.7	707.7
60% - 70%	1,151.8	903.4
70% - 80%	195.8	197.6
80% - 90%	20.1	21.8
Total Commercial Mortgage Loans	$3,181.9	$2,970.9

(1)          Balances do not include allowance for mortgage loan credit losses.

	2011(1)	2010(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,118.9	$2,038.3
1.25x - 1.5x	570.2	387.9
1.0x - 1.25x	341.5	255.2
Less than 1.0x	134.4	144.0
Mortgages secured by loans on land or construction loans	16.9	145.5
Total Commercial Mortgage Loans	$3,181.9	$2,970.9

(1)     Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of September 30, 2011 and December 31, 2010.

	2011(1)		2010(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$728.5	22.9%	$741.0	24.9%
South Atlantic	584.4	18.4%	546.8	18.4%
Middle Atlantic	369.1	11.6%	385.0	13.0%
East North Central	408.6	12.8%	289.1	9.7%
West South Central	438.8	13.8%	388.6	13.1%
Mountain	347.8	10.9%	361.9	12.2%
New England	81.1	2.5%	81.1	2.7%
West North Central	141.7	4.5%	113.3	3.8%
East South Central	81.9	2.6%	64.1	2.2%
Total Commercial Mortgage Loans	$3,181.9	100.0%	$2,970.9	100.0%

(1)          Balances do not include allowance for mortgage loan credit losses.

	2011(1)		2010(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Apartments	$422.7	13.3%	$451.0	15.2%
Hotel/Motel	130.0	4.1%	177.4	6.0%
Industrial	1,216.8	38.1%	1,003.5	33.7%
Office	552.1	17.4%	542.4	18.3%
Other	52.8	1.7%	102.7	3.5%
Retail	794.8	25.0%	693.9	23.3%
Mixed use	12.7	0.4%	—	0.0%
Total Commercial Mortgage Loans	$3,181.9	100.0%	$2,970.9	100.0%

(1)          Balances do not include allowance for mortgage loan credit losses.

The following tables set forth the breakdown of commercial mortgages by year of origination as of September 30, 2011 and December 31, 2010.

	2011(1)	2010(1)
Year of Origination:
2011	$675.3	$—
2010	249.0	230.6
2009	83.7	85.3
2008	408.4	446.9
2007	506.2	572.9
2006 and prior	1,259.3	1,635.2
Total Commercial Mortgage Loans	$3,181.9	$2,970.9

(1)           Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for IG and BIG securities by duration were as follows at September 30, 2011 and December 31, 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$100.3	27.5%	$38.5	10.5%	$124.6	28.8%	$12.4	2.9%
More than six months and twelve months or less below amortized cost	21.3	5.8%	13.4	3.7%	2.2	0.5%	0.1	0.0%
More than twelve months below amortized cost	96.7	26.4%	95.4	26.1%	124.9	28.9%	167.9	38.9%
Total unrealized capital losses	$218.3	59.7%	$147.3	40.3%	$251.7	58.2%	$180.4	41.8%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at September 30, 2011 and December 31, 2010.

	Six Months	More than
	or Less	Six Months and	More than	Total
	Below	Twelve Months	Twelve Months	Unrealized
	Amortized	or Less Below	Below	Capital
	Cost	Amortized Cost	Amortized Cost	Losses
2011
Interest rate or spread widening	$80.7	$25.3	$46.3	$152.3
Mortgage and other asset-backed securities	58.1	9.4	145.8	213.3
Total unrealized capital losses	$138.8	$34.7	$192.1	$365.6
Fair value	$2,520.1	$591.5	$813.2	$3,924.8

2010
Interest rate or spread widening	$128.4	$2.1	$39.9	$170.4
Mortgage and other asset-backed securities	8.6	0.2	252.9	261.7
Total unrealized capital losses	$137.0	$2.3	$292.8	$432.1
Fair value	$5,096.8	$86.9	$1,622.6	$6,806.3

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2011 and December 31, 2010.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$153.2	$0.3	$—	$—	$—	$—	$153.2	$0.3
U.S. government agencies and authorities	—	—	—	—	—	—	—	—
U.S. corporate, state, and municipalities	997.4	28.1	86.1	10.3	205.1	14.9	1,288.6	53.3
Foreign	691.3	52.3	306.7	15.0	125.9	31.4	1,123.9	98.7
Residential mortgage-backed	131.4	6.0	181.5	3.6	287.3	80.0	600.2	89.6
Commercial mortgage-backed	504.3	48.8	1.2	—	42.2	7.5	547.7	56.3
Other asset-backed	42.5	3.3	16.0	5.8	152.7	58.3	211.2	67.4
Total	$2,520.1	$138.8	$591.5	$34.7	$813.2	$192.1	$3,924.8	$365.6

2010
U.S. Treasuries	$677.8	$2.4	$—	$—	$—	$—	$677.8	$2.4
U.S. government agencies and authorities	18.1	0.2	—	—	—	—	18.1	0.2
U.S. corporate, state, and municipalities	2,494.7	73.0	37.1	1.0	258.9	19.5	2,790.7	93.5
Foreign	1,277.5	52.8	35.8	1.1	195.4	20.4	1,508.7	74.3
Residential mortgage-backed	472.6	7.2	1.0	0.1	336.5	91.2	810.1	98.5
Commercial mortgage-backed	22.6	0.4	4.3	0.1	390.2	38.6	417.1	39.1
Other asset-backed	133.5	1.0	8.7	—	441.6	123.1	583.8	124.1
Total	$5,096.8	$137.0	$86.9	$2.3	$1,622.6	$292.8	$6,806.3	$432.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 80.9% of the average book value as of September 30, 2011.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for September 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$2,667.9	$221.1	$132.3	$64.0	423	58
More than six months and twelve months or less below amortized cost	621.9	36.4	27.3	10.1	92	13
More than twelve months below amortized cost	495.4	247.7	36.1	95.8	98	85
Total	$3,785.2	$505.2	$195.7	$169.9	613	156

2010
Six months or less below amortized cost	$5,650.7	$49.3	$172.3	$13.2	585	14
More than six months and twelve months or less below amortized cost	289.5	18.9	15.9	4.8	46	3
More than twelve months below amortized cost	688.7	541.3	40.6	185.3	95	137
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for September 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%

2011
U.S. Treasuries	$153.5	$—	$0.3	$—	1	—
U.S. government agencies and authorities	—	—	—	—	—	—
U.S. corporate, state and municipalities	1,303.5	38.4	42.9	10.4	199	4
Foreign	1,085.1	137.5	57.9	40.8	189	26
Residential mortgage-backed	538.0	151.8	34.7	54.9	104	82
Commercial mortgage-backed	588.1	15.9	50.5	5.8	30	3
Other asset-backed	117.0	161.6	9.4	58.0	90	41
Total	$3,785.2	$505.2	$195.7	$169.9	613	156

2010
U.S. Treasuries	$680.2	$—	$2.4	$—	2	—
U.S. government agencies and authorities	18.3	—	0.2	—	2	—
U.S. corporate, state and municipalities	2,850.0	34.2	84.1	9.4	279	6
Foreign	1,563.7	19.3	69.2	5.1	142	7
Residential mortgage-backed	636.6	272.0	22.1	76.4	121	77
Commercial mortgage-backed	418.6	37.6	22.1	17.0	27	9
Other asset-backed	461.5	246.4	28.7	95.4	153	55
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

For the nine months ended September 30, 2011, unrealized capital losses on fixed maturities decreased by $66.5. Lower unrealized losses are primarily due to impairments recorded on other asset-backed securities.

At September 30, 2011, the Company held no fixed maturities with an unrealized capital loss in excess of $10.0.  At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0. The unrealized capital loss on this fixed maturity equaled $17.8, or 4.1% of the total unrealized capital losses, as of December 31, 2010.

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

•                              Additional factors considered for structured securities such as RMBS, CMBS and other ABS include, but are not limited to, quality of underlying collateral, anticipated loss severities, third party guarantors, subordination, collateral default rates, and other collateral characteristics such as vintage, repayment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss), by type for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$1.7	4	$1.1	2
Foreign(1)	12.8	13	7.8	3
Residential mortgage-backed	4.1	50	1.7	23
Commercial mortgage-backed	19.3	11	8.2	5
Other asset-backed	9.4	8	1.6	6
Mortgage loans on real estate	4.6	3	5.6	5
Total	$51.9	89	$26.0	44

(1)          Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$4.8	6	$4.8	19
Foreign(1)	16.8	22	30.6	21
Residential mortgage-backed	7.0	56	14.2	59
Commercial mortgage-backed	29.7	12	16.5	5
Other asset-backed	72.6	58	16.7	26
Public utilities	—	—	0.3	5
Mortgage loans on real estate	6.9	5	6.1	5
Total	$137.8	159	$89.2	140

(1)          Primarily U.S. dollar denominated.

The above tables include $11.4 and $20.9 for the three and nine months ended September 30, 2011 and $25.9 and $72.3. for the three and nine months ended September 30, 2010, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs are related to intent impairments.  The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$1.7	4	$0.1	1
Foreign(1)	11.3	11	—	—
Residential mortgage-backed	0.1	3	—	—
Commercial mortgage-backed	19.3	11	—	—
Other asset-backed	8.1	7	—	—
Total	$40.5	36	$0.1	1

(1)          Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$4.8	6	$3.8	18
Foreign(1)	13.7	19	12.5	16
Residential mortgage-backed	0.1	4	—	—
Commercial mortgage-backed	28.5	12	—	—
Other asset-backed	69.8	57	0.3	1
Public utilities	—	—	0.3	5
Total	$116.9	98	$16.9	40

(1)          Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives. The cost of the investments on disposal is determined based on first-in-first-out methodology. Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010
Fixed maturities, available-for-sale	$66.3	$68.7
Fixed maturities, at fair value using the fair value option	(9.3)	3.8
Equity securities, available-for-sale	1.4	(1.3)
Derivatives	1,906.6	(597.8)
Other investments	(4.2)	(11.8)
Net realized capital gains (losses)	$1,960.8	$(538.4)
After-tax net realized capital gains (losses)	$1,391.5	$(379.9)

	Nine Months Ended September 30,
	2011	2010
Fixed maturities, available-for-sale	$55.8	$58.1
Fixed maturities, at fair value using the fair value option	(17.6)	12.0
Equity securities, available-for-sale	2.6	0.9
Derivatives	1,656.7	(240.8)
Other investments	(6.4)	(8.0)
Net realized capital gains (losses)	$1,691.1	$(177.8)
After-tax net realized capital gains (losses)	$1,226.2	$(146.2)

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,184.6	$7.8	$—	$1,192.4
U.S government agencies and authorities	—	23.2	—	23.2
U.S. corporate, state and municipalities	—	10,202.0	118.6	10,320.6
Foreign	—	5,634.1	36.2	5,670.3
Residential mortgage-backed securities	—	2,222.1	19.4	2,241.5
Commercial mortgage-backed securities	—	1,999.6		1,999.6
Other asset-backed securities	—	554.6	97.8	652.4
Equity securities, available-for-sale	111.1	—	16.3	127.4
Derivatives:
Interest rate contracts	4.5	1,391.8	—	1,396.3
Foreign exchange contracts	—	21.0	—	21.0
Equity contracts	210.6	—	57.7	268.3
Credit contracts	—	1.0	—	1.0
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	3,525.2	—	—	3,525.2
Assets held in separate accounts	37,668.8	—	—	37,668.8
Total	$42,704.8	$22,057.2	$346.0	$65,108.0

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$—	$—	$1,166.4	$1,166.4
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	—	—	137.6	137.6
Embedded derivative on reinsurance	—	218.5	—	218.5
Derivatives:
Interest rate contracts	—	470.1	—	470.1
Foreign exchange contracts	—	39.7	—	39.7
Equity contracts	18.4	—	7.1	25.5
Credit contracts	—	2.0	15.9	17.9
Total	$18.4	$730.3	$1,327.0	$2,075.7

(1)           Level 3 net assets and liabilities accounted for (1.5)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (3.8)%.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,552.3	$60.4	$—	$1,612.7
U.S government agencies and authorities	—	24.3	—	24.3
U.S. corporate, state and municipalities	—	9,491.1	40.1	9,531.2
Foreign	—	5,389.1	9.8	5,398.9
Residential mortgage-backed securities	—	1,979.5	191.5	2,171.0
Commercial mortgage-backed securities	—	2,198.9	—	2,198.9
Other asset-backed securities	—	458.2	649.4	1,107.6
Equity securities, available-for-sale	132.9	—	13.5	146.4
Derivatives:
Interest rate contracts	2.6	162.5	12.0	177.1
Foreign exchange contracts	—	5.1	—	5.1
Equity contracts	12.4	—	95.3	107.7
Credit contracts	—	3.2	—	3.2
Embedded derivative on reinsurance	—	20.9	—	20.9
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,155.8	—	—	1,155.8
Assets held in separate accounts	44,413.3	—	—	44,413.3
Total	$47,269.3	$19,793.2	$1,011.6	$68,074.1

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$—	$—	$1,165.5	$1,165.5
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	—	—	77.0	77.0
Derivatives:
Interest rate contracts	—	419.2	0.3	419.5
Foreign exchange contracts	—	42.1	—	42.1
Equity contracts	0.8	—	16.0	16.8
Credit contracts	—	0.1	14.4	14.5
Total	$0.8	$461.4	$1,273.2	$1,735.4

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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  The Company maintains the following agreements:

•                              A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory net admitted assets, excluding Separate Accounts, as of the prior December 31. At September 30, 2011 and December 31, 2010, the Company had an outstanding receivable of $43.4 and $593.6, respectively, with ING AIH under the reciprocal loan agreement.

•                              A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. At September 30, 2011 and December 31, 2010, the Company had no amounts outstanding under the revolving note facility.

•                              The Company holds approximately 43% of its assets, excluding separate accounts, in marketable securities.  These assets include cash, U.S. Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS, CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls, and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under the Company’s Liquidity Plan, up to 12% of the Company’s general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2011, the Company had securities lending obligations of $158.4, which represents less than 0.2% of the Company’s general account statutory admitted assets.

The Company is a member of the FHLB and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  As of September 30, 2011 and December 31, 2010, the Company had $1,579.5 and $1,579.6, respectively, in non-putable funding agreements, including accrued interest, issued to FHLB. As of September 30, 2011 and December 31, 2010, assets with a market value of approximately $1,836.0 and $1,930.1, respectively, collateralized the funding agreements issued to the FHLB.  Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

On August 10, 2007, the Company issued an extendable funding agreement to its parent, Lion, upon receipt of a single deposit in the amount of $500.0.  To fund the purchase of the funding agreement, Lion issued a promissory note in the amount of $500.0 to its indirect parent company, ING Verzekeringen N.V (“ING V”), which has been guaranteed by Lion’s immediate parent, ING AIH.  The funding agreement was scheduled to mature on August 10, 2012, however it was terminated on September 14, 2011, with an early termination fee paid to the Company of $3.2.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2011 and 2010, the Company received $44.0 and $239.0, respectively, in capital contributions from its Parent.

During the nine months ended September 30, 2011 and 2010, the Company did not pay any dividends or return of capital distributions on its capital stock to its Parent.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of September 30, 2011 and December 31, 2010, the Company held $605.7 and $57.9, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets. In addition, as of September 30, 2011 and December 31, 2010, the Company delivered collateral of $696.0 and $749.7, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

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

As of September 30, 2011 and December 31, 2010, the value of the funds withheld liability under this agreement was $191.4 and $191.3, respectively, which is included in Other liabilities on the Condensed Balance Sheets.

Guaranteed Investment Contract – Coinsurance

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

The value of GIC reserves ceded by the Company under this agreement was $505.9 and $40.0 at September 30, 2011 and December 31, 2010, respectively.

Guaranteed Living Benefit – Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, the Company entered into an automatic reinsurance agreement with its affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000.

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement.  For the nine months ended September 30, 2011 and 2010, revenue related to the agreement was $9.5 and $8.8, respectively.

Effective July 1, 2009, the reinsurance agreement was amended to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company, and the Company deposited those assets into a funds withheld trust account.  As of September 30, 2011, assets totaling $5.9 billion remain on deposit in the trust account.  The Company also established a corresponding funds withheld liability to SLDI, which is included in Other liabilities on the Condensed Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account.  SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

At September 30, 2011 and December 31, 2010, the value of reserves ceded by the Company under this agreement was $1.1 billion and $955.4, respectively.  In addition, a deferred loss in the amount of $337.6 and $355.9 at September 30, 2011 and December 31, 2010, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of reinsurance benefit.

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

On August 19, 2011, Fitch Ratings Ltd. (“Fitch”) revised the Company’s Rating Watch status to Evolving from Negative. On September 21, 2010, Fitch maintained the Company on a “Ratings Watch Negative” with a financial strength rating of “A-”.

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

The Company will conduct its annual review of actuarial assumptions for its variable annuity block of business in the fourth quarter of 2011.

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

As of September 30, 2011 and December 31, 2010, the guaranteed value of these death benefits in excess of account values was estimated to be $11.4 billion and $7.9 billion, respectively, before reinsurance. The decrease was primarily driven by favorable equity market performance in 2011.

As of September 30, 2011 and December 31, 2010, the guaranteed value of minimum guaranteed death benefits in excess of account values, net of reinsurance, was estimated to be $10.4 billion and $6.9 billion, respectively, all of which was projected to be covered by the Company’s variable annuity guarantee hedging program. As of September 30, 2011 and December 31, 2010, the Company recorded a liability of $680.0 and $373.8, respectively, net of reinsurance, representing the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability decreased mainly due to the decrease in expected future claims and the increase to expected future fees attributable to the improvement in equity market performance in 2011.

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

For the Reinsured living benefits, as of September 30, 2011 and December 31, 2010, the present value of the minimum guaranteed annuity payments available to the contract holder in excess of the current account value, determined in accordance with the terms of the contract, was estimated to be $2.3 billion and $720.0, respectively, before reinsurance.

For the Non-reinsured living benefits, as of September 30, 2011 and December 31, 2010, the guaranteed value of these benefits in excess of account values was $91.0 and $52.4, respectively. The Company recorded a liability representing the estimated net present value of its future obligations for these benefits of $138.0 and $77.0 as of September 30, 2011 and December 31, 2010, respectively.

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

The Variable Annuity Funding Capital Hedging Program, which was approved during 2010, is an overlay to the Variable Annuity Guarantee Hedging Program that mitigates the impact of potential declines in equity markets and their impact on statutory capital.  The notional balance executed in accordance with the Variable Annuity Capital Hedging Program was $1.2 billion as of September 30, 2011.  The program’s hedge strategy primarily involves using equity futures contracts. The derivatives under the variable annuity guarantee hedging programs do not qualify for hedge accounting under US GAAP.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included as a liability on the Condensed Balance Sheets. At September 30, 2011, the Company had $250.5 securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2010, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.  The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $234.4 at September 30, 2011 and is included in Borrowed money on the Condensed Balance Sheets.  At December 31, 2010, the Company did not have any repurchase obligation. In addition to the repurchase obligation, at September 30, 2011, the Company held $5.3 collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At September 30, 2011 and December 31, 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at September 30, 2011.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At September 30, 2011 and December 31, 2010, the fair value of loaned securities was $112.4 and $139.7, respectively, and is included in Securities pledged on the Condensed Balance Sheets. Collateral associated with securities lending is included in Short-term investments under securities loan agreement, including collateral delivered, and the corresponding liabilities are included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets.

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

On November 10, 2010, ING announced that while the option of implementing the separation through one global IPO remains open, ING and its U.S. insurance affiliates, including the Company, are preparing for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.  As part of its preparation for a potential U.S.-focused IPO, management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year. The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.  Preparation for a potential U.S.-focused IPO will also require its management to prepare consolidated US GAAP financial statements which would likely include the Company and other affiliates.  As part of this initiative, management has been assessing and will continue to assess its US GAAP accounting policies including consideration of a fair value accounting model for GMWB contracts with lifetime guarantees. Upon conclusion of assessment, management may make modifications to the existing accounting policies of the Company and its affiliates.

Beginning in the first quarter of 2011, the Company implemented a reversion to the mean technique of estimating its short-term equity market return assumptions. This change in estimate was applied prospectively in first quarter 2011. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for future short-term equity returns only occurs if equity market performance falls outside established parameters.

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

On April 9, 2009, the Company’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions.  In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products to be sold by ING USA’s affiliate, ING Life Insurance and Annuity Company.  As part of this strategy, ING USA ceased new sales of variable annuity products in March of 2010. Some new amounts will continue to be deposited on ING USA variable annuities as add-on premiums to existing contracts.

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

Recently Adopted Accounting Standards

(See the Organization and Significant Accounting Policies note to the Condensed Financial Statements.)

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and is expected to continue over the next few years.  While some studies have already been completed and the rulemaking process has begun, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted.  Until such studies and rulemaking are completed, the precise impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are major elements of the legislation that we have identified to date that are of particular significance to ING and/or its affiliates, including the Company, as described below.

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council (“FSOC”), an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of significant financial services firms, including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non-U.S. companies. A company determined to be systemically significant (a “Systemically Significant Company”) will be supervised by the Federal Reserve Board and will be subject to unspecified heightened prudential standards, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, and restrictions on proprietary trading. In January 2011, the FSOC released a proposed rule designed to clarify FSOC’s approach to designating nonbank financial companies as systemically significant and the FSOC re-proposed a new rule in October 2011. We cannot predict whether ING or the Company will be designated as a Systemically Significant Company. If, however, ING or the Company were so designated, failure to meet the requisite measures of financial condition could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings.

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

The legislation creates a new framework for regulating over-the-counter (“OTC”) derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by the Company.  Under the new regulatory regime and subject to certain exceptions, OTC derivatives will be cleared through a centralized clearinghouse and executed on a centralized exchange.  It establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission (“CFTC”) over derivatives, and “swap dealers” and “major swap participants”, as to be defined by SEC and CFTC regulation, each of whom will be subject to as yet unspecified capital and margin requirements. Based on proposed rules jointly developed by the CFTC and the SEC and published on December 1, 2010, which further define the terms “swap dealer,” “security-based swap dealer,” “major swap participant,” and “major security-based swap participant,” we do not believe the Company should be considered a “swap dealer,” “security-based swap dealer,” “major swap participant,” or “major security-based swap participant.”  However, the final regulations could provide otherwise, which could substantially increase the amount of regulatory requirements for the Company and the cost of hedging and other permitted derivatives trading activity undertaken by the Company.

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

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation.  Some of these proposals, if enacted, either on their own or as part of an omnibus deficit reduction package could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Administrative budget proposals to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders.  In addition to the assessments imposed on certain financial companies by the Dodd-Frank Act, it is possible that Congress may adopt a form of “financial crisis responsibility” fee or tax on banks and other financial firms to mitigate costs to taxpayers of various government programs established to address the financial crisis and to offset costs of potential future crises.

The SEC is proposing to rescind Rule 12b-1 under the Investment Company Act of 1940 and to adopt a new Rule 12b-2.  If adopted, the proposal would impose new limitations on the level of distribution-related charges that could be paid by mutual funds, including funds available under the Company’s variable annuity products.

In connection with the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State, the EC had a nine month period to review and assess the competitive impact of the transaction.  On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation by the divestment of all insurance and investment management operations, including the Company. In November 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders.  On January 28, 2010, ING announced the filing of its appeal with the General Court of the European Union against specific elements of the EC’s decision regarding the ING Restructuring Plan.  Despite the appeal, ING is committed to executing the formal separation of banking and insurance and the divestment of the latter.  In its appeal, ING contests the state aid calculation the EC applied to the reduction in repayment premium agreed upon by ING and the Dutch State in connection with ING’s December 2009 repayment of the first EUR 5 billion of Core Tier 1 securities.  ING is also appealing the disproportionality of the price leadership restrictions imposed on ING with respect to the European financial sector.

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

The recovery in the global capital markets during 2010 was notable, as investors added to risky assets.  Returns across an array of asset classes reflected an increase in investor confidence in the sustainability of the economic recovery and the need for returns in excess of risk-free rates held down by coordinated government intervention.  However, the risks of a substantive relapse in the economy and risk assets remains and must be carefully considered and managed.  Recent unrest in the Middle East and North Africa, as well as issues related to raising the U.S. debt limit, the downgrade of the U.S. credit rating by Standard & Poor’s (“S&P”) and potential further downgrades of the U.S. credit rating by S&P or other rating agencies, have renewed concern about the potential for economic contagion related to global geo-political risk.  The vulnerability of core and peripheral European economies to a long-term disruption in the flow of oil and natural gas to the region is a concern, as well as  the still unresolved sovereign debt problems that weakened the capital markets during 2010 and have continued in 2011.  Domestically, stubbornly high unemployment and the uneven recovery in the residential real estate market, despite the efforts of policymakers in Washington, are sources of concern.  To this point, accommodative monetary and fiscal policies have not pressured inflation materially higher in part because of the significant economic slack that remains particularly in the labor markets.  However, the potential for commodity and food prices to put upward pressure on inflation and interest rates is a very real concern.  These market conditions represent significant financial and capital markets risk and have the potential to negatively affect the strength and sustainability of the global economic recovery, as well as investors’ risk appetite across all asset classes.   The Company’s results of operations and investment portfolio are exposed to these risks and may be adversely affected as a result.

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

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States.  The primary purpose of state regulation is to protect contract owners, and not necessarily to protect creditors and investors.  State insurance and securities regulators, state attorneys general, the NAIC, the Securities and Exchange Commission, Financial Industry Regulatory Authority, the Department of Labor (“DOL”) and the Internal Revenue Service continually reexamine existing laws and regulations and may impose changes in the future. In addition, evolving judicial interpretations of existing statutes could impact the Company’s operations. One such example is the Obama Administration’s recent announcement concerning the Defense of Marriage Act (“DOMA”). Should DOMA be declared unconstitutional, statutes that provide benefits to spouses could be extended in instances involving legal unions of same sex spouses. The impact of such an extension on insurers’ assumptions as to pricing and reserve estimates is uncertain and the Company cannot predict how it would affect its business or financial condition. The impact of regulatory initiatives in response to the recent financial crisis, including the Dodd-Frank Act could subject the Company to substantial additional regulation. Changes in legislation, regulation and administrative policies, or new interpretations of existing laws or regulations, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase the Company’s direct and indirect compliance and other costs of doing business, reduce new product sales, or result in higher taxes affecting the Company, thus reducing the Company’s profitability.

The insurance industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies, including state attorneys general and comptrollers and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries.  These lines of inquiry and investigations are broad and unpredictable and may raise issues not yet identified, as well as focus on the following areas:

•                              Inappropriate trading of fund shares;

•                              Revenue sharing and directed brokerage;

•                              Sales and marketing practices (including sales to seniors);

•                              Suitability;

•                              Arrangements with service providers;

•                              Pricing;

•                              Product cost and fees;

•                              Compensation and sales incentives;

•                              Potential conflicts of interest;

•                              Specific product types (including group annuities and indexed annuities);

•                              Adequacy of disclosure;

•                              Retained asset accounts;

•                              Unclaimed property policies and processes, including use of data available on the U.S. Social Security Administration’s Death Master File or a similar data base to identify instances where death benefits under life insurance policies, annuities and other accounts are payable;

•                              “Pay to Play” regulations;

•                              Policies regarding error correction; and

•                              Practices for addressing accounts in plans abandoned by plan sponsors.

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

The Company is highly dependent on automated systems to record and process Company and contractowner transactions, as well as to calculate reserving requirements, investment asset valuations, and certain other components of the Company’s US GAAP and statutory financial statements.  The Company could experience a failure of one of these systems, could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. Despite the implementation of security and back-up measures, the Company’s information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its contract owners. Operating system failures, ineffective system implementation or other disruptions of these systems for any reason could cause significant interruption to our operations which could harm the Company’s reputation, adversely affect the Company’s internal control over financial reporting, or have a material adverse effect on the Company’s business, results of operations, or financial condition.

The Company retains confidential information in its information technology systems, and relies on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent the Company’s security measures and penetrate its information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally identifiable customer information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. In addition, an increasing number of jurisdictions require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any failure to maintain information security technologies with respect to the protection of personally identifiable customer information at levels deemed sufficient by regulators, or any compromise of the security of the Company’s information technology systems that results in inappropriate disclosure or use of personally identifiable customer information could damage the Company’s reputation in the marketplace, deter people from purchasing its products, subject the Company to heightened regulatory scrutiny, penalties or significant civil and criminal liability and require the Company to incur significant technical, legal and other expenses.

Item 6.          Exhibits

See Exhibit Index on pages 114-115 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 4, 2011	ING USA Annuity and Life Insurance Company
(Date)	(Registrant)

	By:	/s/	Ewout L. Steenbergen
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

31.1+	Certificate of Ewout L. Steenbergen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of Ewout L. Steenbergen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document [1]

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.DEF+	XBRL Taxonomy Extension Definition Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

[1]                                 Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (ii) Condensed Balance Sheets as of September 30, 2011 and December 31, 2010; (iii) Condensed Statements of Changes in Shareholder’s Equity for the nine months ended September 30, 2011 and 2010; (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING USA Annuity and Life Insurance Company.

+ Filed herewith.