Form 10-K
period 2011-12-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2012-03-27
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☐      No     ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of March 16, 2012, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Annual Report on Form 10-K

For the Year Ended December 31, 2011

*	Item omitted pursuant to General Instruction I(2) of Form 10-K, except as to Part III, Item 10 with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.
**	Item prepared in accordance with General Instruction I(2) of Form 10-K.
***	Although item may be omitted pursuant to General Instruction I(2) of Form 10-K, the Company has provided certain disclosure under this item.
****	Item omitted as registrant is neither an accelerated filer nor a well-known seasoned issuer.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The “Business” section and other parts of this Annual Report on Form 10-K, including “Management’s Narrative Analysis of  the Results of Operations and Financial Condition,” contain statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING USA Annuity and Life Insurance Company (the “Company”), as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” and in the “Forward-Looking Information/Risk Factors” in Part II, Item 7. of this Form 10-K.

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales or a combination thereof. On November 10, 2010, ING announced that ING and its U.S. insurance affiliates, including the Company, are preparing for a base case of an initial public offering (“IPO”) of the Company and its U.S.-based insurance and investment management affiliates.  See the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein for a description of the key components of the ING restructuring plan.

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

S&P 500 call options are purchased and written to hedge equity risk associated with FIA contracts.  The Company also uses futures contracts to hedge certain FIA contracts.  The FIA hedging program is limited to currently accruing liabilities resulting from participation rates that have already been set, and measured using capital market valuation techniques.  Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

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

As of December 31, 2011 and 2010, the guaranteed value of these death benefits in excess of account values was estimated to be as follows:

(in billions)
2011
Net amount at risk, before reinsurance	$9.6
Net amount at risk, net of reinsurance	8.7

2010
Net amount at risk, before reinsurance	$7.9
Net amount at risk, net of reinsurance	6.9

The increase in the guaranteed value of these death benefits was primarily driven by the rollup provisions on the GMDB’s. The guaranteed value of GMDB’s in excess of account values, net of reinsurance, was projected to be covered by the Company’s variable annuity guarantee hedging program.

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits, and the additional liabilities recognized related to GMDB’s, as of December 31, 2011 and 2010, were as follows:

2011
Separate account liability	$39,356.9
Additional liability balance	510.3

2010
Separate account liability	$44,413.3
Additional liability balance	373.9

As of December 31, 2011 and 2010, the above additional liability recorded by the Company, net of reinsurance, represented the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values.  The liability increased mainly due to an increase in expected future claims attributable to a combination of movement in equity markets during 2011 and refinements to best estimate assumptions.

Guaranteed Living Benefits:

▪	Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary.
▪

Guaranteed Minimum Withdrawal Benefit (“GMWB”) and Guaranteed Minimum Withdrawal Benefit for Life (“GMWBL”) - Guarantees an annual withdrawal amount for a specified period of time or for life that is calculated as a percentage of the benefit base that equals premium at the time of contract issue and may increase by annual ratchets. The percentage used to determine the guaranteed annual withdrawal amount may vary by age and contract year of first withdrawal. Earlier versions of the withdrawal benefit included a rollup (7%, 6%, 5% or 0%, depending on versions of the benefit) in combination with a ratchet (primarily annual or quarterly, depending on versions). A joint life-time withdrawal benefit option was available to include coverage for spouses. Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

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

The following guaranteed living benefits information is as of December 31, 2011 and 2010:

	Non-reinsured	Reinsured
	Living Benefits	Living Benefits
	(GMAB/GMWB)	(GMIB/GMWBL)
2011
Net amount at risk, before reinsurance	$63.2	$5,692.0
Net amount at risk, net of reinsurance	63.2	-

2010
Net amount at risk, before reinsurance	$52.4	$2,016.8
Net amount at risk, net of reinsurance	52.4	-

The net amount at risk for the Reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contractholder over the current account value. During fourth quarter 2011, the Company revised the methodology used to calculate the net amount at risk to better reflect the nature of the underlying living benefits and to more closely align our methodology with peers. The current methodology partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits.  The values for the Reinsured living benefits in the above table are presented under the new methodology as of December 31, 2011 and 2010. The increase in the net amount at risk of these living benefits from $2.0 billion to $5.7 billion was primarily driven by changes in the interest rate environment during 2011, combined with rollup provisions on the Reinsured living benefits.

The net amount at risk for the Non-reinsured living benefits is equal to the guaranteed value of these benefits in excess of the account values, which is reflected in the table above.

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits, and the additional liabilities recognized related to minimum guarantees, by type, as of December 31, 2011 and 2010, were as follows:

	Non-reinsured	Reinsured
	Living Benefits	Living Benefits
	(GMAB/GMWB)	(GMIB/GMWBL)
2011
Separate account liability	$1,105.9	$-
Additional liability balance	114.9	-

2010
Separate account liability	$1,442.6	$-
Additional liability balance	77.0	-

As of December 31, 2011 and 2010, the above additional liabilities recorded by the Company, net of reinsurance, represented the estimated net present value of its future obligations for these benefits.

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

The Variable Annuity Funding Capital Hedging Program, which was approved during 2010, is an overlay to the Variable Annuity Guarantee Hedging Program that mitigates the impact of potential declines in equity markets and their impact on statutory capital. The program’s hedge strategy primarily involves using equity futures contracts.  The derivatives under the variable annuity guarantee hedging programs do not qualify for hedge accounting under U.S. GAAP.

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

Other risks posed by market conditions, such as the Company’s volatility risk, and risks posed by contract owner experience, such as surrender and mortality experience deviations, while measured and modeled, are not explicitly mitigated by this program.  The Company continues to review its hedging strategies, and may from time to time make revisions to the hedging program.

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

In addition, where the customer selects a variable funding option, the Company may receive compensation from the fund’s adviser, administrator, or other affiliated entity, for the performance of certain administrative, recordkeeping or other services. This compensation, which may be deducted from fund assets, may include a share of the management fee, service fees, 12b-1 distribution fees or other revenues based on a percentage of average net assets held in the fund by the Company.  For funds managed by an affiliate, additional compensation may be received in the form of intercompany payments from the fund’s investment advisor or the investment advisor’s parent in order to allocate revenue and profits across the organization.

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

options), and contract owner retention.  The general and separate account AUM was as follows at December 31, 2011 and  2010.

	December 31,
	2011	2010
Variable annuities	$40,093.3	$45,005.3
Fixed annuities	19,176.9	19,414.2
GICs	1,779.5	2,546.7
Other insurance products	1,233.1	1,500.7
Total	$62,282.8	$68,466.9

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

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon.  Deferred annuity crediting rates and reserve interest rates vary by product and ranged up to 7.8% for the years 2011, 2010, and 2009.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations.  Such assumptions generally vary by annuity plan type, year of issue, and policy duration.  For the years 2011, 2010, and 2009, immediate annuity reserve interest rates ranged up to 8.0%.

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

As of December 31, 2011 and 2010, the Company’s life and annuity insurance reserves (general and separate account) and deposit-type funds were comprised of each type of the following products:

	2011		2010
	Reserves	% of Total	Reserves	% of Total
Variable annuity	$42,283.5	62.8%	$46,453.2	64.9%
Fixed annuity	20,553.7	30.5%	21,029.6	29.4%
GICs	2,532.6	3.8%	2,087.1	2.9%
Other insurance products	1,957.2	2.9%	1,980.7	2.8%
Total	$67,327.0	100.0%	$71,550.6	100.0%

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

The Company currently has a significant concentration of ceded reinsurance with its affiliates, Security Life of Denver Insurance Company (“SLD”) and Security Life of Denver International Limited (“SLDI”) primarily related to GICs, fixed annuities, and universal life policies with respect to SLD and variable annuities with respect to SLDI.  The outstanding recoverable balances may fluctuate from period to period.

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

The Company entered into an automatic reinsurance agreement on June 30, 2008 with SLDI.  Under the terms of the agreement, the Company ceded to SLDI 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000. Effective July 1, 2009, the Company and SLDI entered into an amended and restated reinsurance agreement to change the reinsurance basis of the existing automatic reinsurance agreement dated June 30, 2008 between the Company and SLDI from coinsurance to a combined coinsurance and coinsurance funds withheld basis. Effective October 1, 2011, the Company and SLDI entered into an amended and restated automatic reinsurance agreement of the existing 2009 amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement.

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

See “Liquidity and Capital Resources - Reinsurance Agreements” in Management’s Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item 7. contained herein for further discussion of the Company’s reinsurance arrangements.

Investment Overview and Strategy

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

The Company is subject to the insurance laws of the state in which it is organized and of the other jurisdictions in which it transacts business.  The primary regulator of the Company’s insurance operations is the Division of Insurance for the State of Iowa.  Among other matters, these agencies may regulate trade practices, agent licensing, policy forms, underwriting and claims practices, minimum interest rates to be credited to fixed annuity contract owner accounts, and the maximum interest rates that can be charged on policy loans.

The SEC, the Financial Industry Regulatory Authority (“FINRA”), the self-regulatory organization which succeeded to the regulatory functions of the National Association of Securities Dealers and the New York Stock Exchange, and, to a lesser extent, the states, regulate sales and investment management activities and operations of the Company.  Generally, the Company’s variable annuity products and certain of its fixed annuities are registered as securities with the SEC.  Regulations of the SEC, Department of Labor (“DOL”), and Internal Revenue Service also impact certain of the Company’s annuity, life insurance, and other investment products.  These products may involve separate accounts and mutual funds registered under the Investment Company Act of 1940.

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

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state.  The Company has estimated this liability to be $15.1 and $15.8 as of December 31, 2011 and 2010, respectively. The Company has also recorded an asset of $1.7 and $3.2 as of December 31, 2011 and 2010, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to the Company’s businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

The Company had 876 employees as of December 31, 2011, primarily focused on managing new business processing, customer service, and product management for the Company and certain of its affiliates, as well as providing product development and distribution, actuarial, and finance services to the Company and certain of its affiliates. The Company also utilizes services provided by ING North America Insurance Corporation and other affiliates. These services include underwriting, risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, product distribution, marketing, customer service, product management, actuarial, and finance related services. The affiliated companies are reimbursed for the Company’s use of various services and facilities under a variety of intercompany agreements.

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

The Company’s results of operations and financial condition are materially impacted by conditions in the global capital markets and the economy generally.  Concerns over the slow economic recovery, the European sovereign debt crisis, unemployment, the availability and cost of credit, the level of U.S. national debt, and the U.S. mortgage market, inflation levels, energy costs and geo-political issues all have contributed to increased volatility and diminished expectations for the economy and the markets in recent years.

The pace of economic growth in the U.S. remained subdued in 2011, growing a modest 1.7%.  The pace of growth has stayed modest and below trend growth rates due to a variety of factors.  Consumer spending has expanded tepidly because of the slow improvement of the labor market, the elevated unemployment rate, and a minimal increase in real disposable income.  The housing sector remains depressed.  House prices continued to decline and residential investment remained weak. Growth in business investment has slowed.  Global industrial production and global trade are expanding but at a fairly modest pace.

Overall inflation was contained during 2011 with the exception of higher energy and commodity prices which received significant press coverage. The public’s preception of inflation will depend on whether the effects of higher energy and other commodities price increases dissipate and stabilize in the coming year.

The Federal Reserve (“the Fed”) has continued to extend the average maturity of the securities in its portfolio, announced in September 2011. The Fed intends to exert downward pressure on long-term rates.  Furthermore, based on its assessment of current economic conditions, economic outlook and the balance of risks, the Fed is conditionally committed to keeping the federal funds target rate at exceptionally low levels until late-2014.

The pace of economic growth is still constrained by high unemployment, modest income growth, lower housing wealth, and a slow expansion of credit.  The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies.

In spite of modest improvement of economic activity in the second half of 2011, and accommodative policies and recent improvements in the labor market, risks to the U.S. economy continue to point to possible negative developments. Risks which could lead to negative development include strains in global financial conditions; weakness in household financial conditions, which would lead to slower consumer spending; larger-than-expected near-term fiscal tightening, which would lower aggregate demand; financial and economic spillover from the euro zone’s inability to contain the region’s debt crisis; and crude oil prices spiking in the event of an escalation of conflict between the U.S. and Iran. Recent unrest in the Middle East and North Africa, as well as issues related to raising the U.S. debt limit leading to the downgrade of the U.S. credit rating by Standard & Poor’s Rating Services (“S&P”) and potential further downgrades of the U.S. credit rating by S&P or other rating agencies have renewed concern about the potential for economic contagion related to global geo-political risk. These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance and financial services industry.

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates and minimum credited interest rate guarantees.  Changes in interest rates may be caused by either changes in the underlying risk-free rates or changes in the credit spreads required for various levels of risk within the market.  A rise in interest rates or widening of credit spreads will adversely impact the net unrealized gain/loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a short period of time, certain contract owners may surrender their contracts, requiring the Company to liquidate assets in an unrealized loss position.  Due to the long-term nature of the liabilities associated with certain of the Company’s products, sustained declines in long term interest rates may subject the Company to reinvestment risks, increased hedging costs, and increased costs of guaranteed benefits.  As interest rates decline, borrowers may prepay or redeem mortgages and other investments with embedded call options.  This may force the Company to reinvest the proceeds at lower interest rates.  In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain liabilities, creating asset liability duration mismatches and possibly lower spread income due to minimum interest rate guarantees on certain liabilities.

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

The default of a major market participant could disrupt the markets.

Within the financial services industry the severe distress or default of any one institution (including sovereigns) could lead to defaults or severe distress by other institutions. Such distress or defaults could disrupt securities markets or clearance and settlement systems in the capital markets. This could cause market declines or volatility. Such a failure could lead to a chain of defaults that could adversely affect the Company. Concerns about the creditworthiness of a sovereign or financial institution (or a default by any such entity) could lead to significant liquidity and/or solvency problems, losses or defaults by other institutions, because the commercial

and financial soundness of many financial institutions may be closely related.   Even the perceived lack of creditworthiness of, or questions about, a sovereign or a financial counterparty may lead to market-wide liquidity problems or losses and defaults.  This systematic risk could have a material adverse affect on the Company’s business.

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

ING’s issuance in November 2008 of EUR 10 billion Core Tier 1 securities to the Dutch State and the transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State in the first quarter of 2009 were subject to review by the European Commission (the “EC”), under its state aid rules.

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

In January 2010, ING lodged an appeal with the General Court of the European Union against specific elements of the EC’s decision regarding ING’s restructuring plan. In its appeal, ING contests the way the Commission has calculated the amount of state aid ING received and the disproportionality of the price leadership restrictions specifically and the disporportionality of restructuring requirements in general. In July 2011, the appeal case was heard orally by the General Court of the European Union. By judgment of March 2, 2012, the Court partially annulled the EC’s decision of November 18, 2009, as a result of which a new decision has to be taken by the EC. Interested parties can file an appeal against the General Court’s judgment before the Court of Justice of the European Union within two months and ten days after the date of the General Court’s judgment.

On November 10, 2010, ING announced that, in connection with the Restructuring Plan, it will prepare for a base case of an initial public offering (“IPO”) of the Company and its U.S.-based insurance and investment management affiliates.  As part of its preparation for this potential IPO, management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. insurance operations. Preparation for this potential IPO will also require its management to prepare consolidated U.S. GAAP financial statements which would likely include the Company and other affiliates. As part of this initiative, management has been assessing and will continue to assess its U.S. GAAP accounting policies. Upon conclusion of assessment, management may make modifications to the existing accounting policies of the Company and its affiliates.

On February 17, 2012, ING completed the sale of ING Direct USA to Capital One as announced on June 16, 2011.

Various uncertainties and risks are associated with the implementation of various aspects of ING’s global business strategy, and with the implementation of the Restructuring Plan’s commitment to separate its insurance and banking businesses, any of which could have an adverse impact on the Company’s business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers, and policyholder retention; loss of co-branding opportunities with businesses such as ING Direct USA upon their divestiture; rating agency downgrades; unforeseen difficulties in transitioning or divesting non-core businesses and geographies; uncertainties regarding the structure, timing and composition of Restructuring Plan separation strategies; potential changes in accounting policies by ING and its affiliates as part of implementing the Restructuring Plan separation strategies; and potential implementation challenges or execution risks, and possible increased operating costs related to the Restructuring Plan separation strategies including development of corporate center and other functions previously provided by ING; potential rebranding initiatives; limitations on access to credit and potential increases in the cost of credit for the insurance businesses undergoing such separation from ING’s banking businesses.

Sections 382 and 383 of the U.S. Internal Revenue Code operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a “loss trafficking” transaction occurs or is intended. These rules are triggered when an “ownership change” (generally defined as when the ownership of a company changes by more than 50% (measured by value) on a cumulative basis in any three year period) occurs. As of December 31, 2011, management believes that the Company and its ING U.S. affiliates have not had an “ownership change” for purposes of sections 382 and 383. However, this determination is subject to uncertainties and is based on various assumptions. Future increases of capital or other changes in ownership may adversely affect cumulative ownership, and could trigger an “ownership change”, which consequently could limit the ability of the ING U.S. affiliates to use tax attributes, and could correspondingly decrease the value of these attributes.

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

The Company has experienced ratings downgrades and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability, financial condition, and access to liquidity.

Ratings are an important factor in establishing the competitive position of insurance companies as well as access to liquidity. The Company experienced ratings downgrades in 2009, 2010 and 2011 and may experience additional downgrades in the Company’s ratings.  For a description of material ratings actions that have occurred since 2010, see “Ratings” in Part II, Item 7. Management’s Narrative Analysis of the Results of Operations and Financial Condition.

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). It effects comprehensive changes to the regulation of financial services in the U.S.  U.S. financial regulators have commenced an intense period of studies and rulemaking mandated by the legislation that will continue for a period of time. While some studies have already been completed and the rulemaking process has begun, there continues to be significant uncertainty regarding the results Until such rulemaking and studies are complete, the full impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are several aspects of the legislation that the Company has identified to date that are likely to be significant to ING and/or its affiliates, including the Company, as described below.

The Dodd-Frank Act created the Financial Stability Oversight Council (“FSOC”), an inter-agency body that is responsible, among other things, for designating systemically significant non-bank financial companies for regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  Companies that receive this designation will be subject to a comprehensive system of prudential regulation similar in many respects to that which currently applies to US bank holding companies, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, and restrictions on proprietary trading.  The designation of ING Group or its US operations, or any part thereof (including the Company) as a nonbank financial company subject to regulation by the Federal Reserve Board could materially and adversely impact the affected portions of ING’s business so designated. Failure to meet the requisite measures of financial condition applicable to a nonbank financial company subject to regulation by the Federal Reserve could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings.  The Company cannot predict whether ING or any portion of its US operations (including the Company) will receive this designation.

Although existing state insurance regulators will remain the primary regulators of the Company and its U.S. insurance affiliates, the legislation also creates a Federal Insurance Office housed within the Treasury Department, which is charged with monitoring the insurance industry, including gathering information to identify issues or gaps in the regulation of insurers that could contribute to systemic crisis in the insurance industry or U.S. financial system; preparing annual reports to Congress on the insurance industry; conducting studies on modernization of U.S. insurance regulation and the global reinsurance market, which may include legislative, administrative or regulatory recommendations; and entering into agreements with foreign governments relating to the recognition of prudential measures with respect to insurance and reinsurance (“International Agreements”), including certain limited authority to preempt U.S. state law in relation to such International Agreements.  The Company cannot predict whether resulting recommendations, if any, will affect its business or financial condition.

In addition, the legislation creates a new framework for regulating derivatives, which may increase the costs of hedging generally. It includes requirements for centralized clearing of OTC derivatives (except those where one of the counterparties is a “non-financial end user,” to be defined by regulations); and establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission (“CFTC”) over derivatives, and “swap dealers” and “major swap participants,” as to be defined by the SEC and CFTC, each of whom will be subject to as yet unspecified capital and margin requirements.  Although the Company does not believe it should be considered a “swap dealer” or a “major swap participant”, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and related activities undertaken by the Company.  The cost of hedging and related activities could also be adversely affected if it is determined by the Secretary of Treasury that foreign currency swaps and forwards are not excluded from the foregoing requirements.  As depository banks may be restricted in their ability to conduct OTC derivatives business, the legislation may require the Company to use more non-bank counterparties for its hedging activities or otherwise have the effect of limiting the availability to the Company of derivatives counterparties that meet minimum insurance regulatory requirements. In addition, restrictions imposed by the legislation on netting of derivatives transactions with non-banks and the possible lower credit quality and/or capitalization of non-bank derivatives counterparties may increase the counterparty credit risk to the Company.  The Company cannot predict the specific impacts and costs of the Dodd-Frank Act or the pending regulations on its hedging activities and strategies until the rulemaking process is substantially complete.

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

In addition, the Company is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the NAIC, the SEC, FINRA, FASB, and state attorneys general. In light of the financial crisis, some of these authorities are considering, or may in the future consider, enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. For example, the G20 and the Financial Stability Board have issued a series of papers intended to produce significant changes in how financial companies, and in particular large and complex global financial companies, such as ING, should be regulated. Such papers and proposals address financial group supervision, capital and solvency measures, corporate governance and systemic financial risk, among other things. Governments in jurisdictions in which ING does business are considering, or may in the future consider, introducing legislation or regulations to implement certain recommendations of the G20 and Financial Stability Board. In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area is due for significant change under the Solvency II Directive, which was adopted in November 2009. Formally, each member state of the European Economic Area is currently required to begin implementing Solvency II by October 31, 2012. Discussions to postpone the implementation date are ongoing, but uncertainty remains. The Solvency II Directive, if implemented, will effect a full revision of the insurance industry’s solvency framework and prudential regime and will impose group level supervision mechanisms. All of these possibilities, if they occurred, could affect the way the Company conducts its business and manages capital, and may require the Company to satisfy increased capital requirements, any of which in turn could materially affect the Company’s results of operations, financial condition and liquidity.

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

During periods of market disruption such as the Company has experienced, including periods of rapidly changing credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of the Company’s securities, such as subprime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable.  There may be certain asset classes that were in active markets with significant observable data that could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment.  As such, valuations may include inputs and assumptions that are less observable or require greater estimation thereby resulting in values which may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements and the period-to-period changes in value could vary significantly.  Decreases in value could have a material adverse effect on the Company’s results of operations and financial condition.  As of December 31, 2011, 7.9%, 90.6% and 1.5% of the Company’s available-for-sale securities were considered to be Level 1, 2, and 3, respectively.

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

The Company may be required to accelerate the amortization of deferred policy acquisition cost (“DAC”), deferred sales inducements (“DSI”) and/or the valuation of business acquired (“VOBA”), any of which could adversely affect the Company’s results of operations or financial condition.

DAC represents the incremental, direct costs of contract acquisition, as well as costs related directly to the acquisition of new and renewal insurance and annuity contracts.  DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase a contract.  VOBA represents the present value of estimated cash flows embedded in acquired business, plus renewal commissions and certain other costs on such acquired business. Capitalized costs associated with DAC, DSI, and VOBA are amortized in proportion to gross premiums or actual and estimated gross profits, depending on the type of contract.  Management, on an ongoing basis, tests the DAC, DSI, and VOBA recorded on the Company’s balance sheets to determine if these amounts are recoverable under current assumptions. In addition, management regularly reviews the estimates and assumptions underlying DAC, DSI, and VOBA.  Assumptions are based on the Company’s experience and periodically reviewed against industry standards. Such experience may be limited on certain products. The projection of estimated gross profits requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, policyholder behavior (such as lapses, annuitization and utilization rates), interest margin, expense margin, mortality, future impairments and hedging costs.  Of these factors, the Company anticipates that changes in investment returns, hedging costs and policyholder behavior are most likely to impact the rate of amortization of such costs.  However, other factors can also significantly reduce estimates of future gross profits.  Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future.  If these assumptions prove to be inaccurate, an estimation technique used to estimate future gross profits is changed, or if significant or sustained equity market declines occur and/or persist, the Company could be required to accelerate the amortization of DAC, DSI, and VOBA, which would result in a charge to earnings.  Such adjustments could have a material adverse effect on the Company’s results of operations and financial condition.

Changes in underwriting and actual experience could materially affect profitability.

The Company prices its products based on long-term assumptions regarding investment returns, mortality, morbidity, persistency, annuitization, utilization costs of guaranteed benefits, hedging costs and operating costs.  Management establishes target returns for each product based upon these factors and the average amount of regulatory and rating agency capital that the Company must hold to support in-force contracts.  The Company monitors and manages pricing and sales mix to achieve target returns.  Profitability from a new business emerges over a period of years, depending on the nature and life of the product, and is subject to variability, either positive or negative, as actual results may materially differ from pricing assumptions.

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

The Company may be required to establish an additional valuation allowance against the deferred income tax assets if the Company’s business does not generate sufficient taxable income or if the Company’s tax planning strategies are modified.  Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities.  Deferred tax assets are evaluated periodically by the Company to determine if they are realizable.  Factors in the Company’s determination include the performance of the business, including the ability to generate operating income and capital gains from a variety of sources and tax planning strategies.  If based on available information, it is more likely than not that the deferred income tax assets will not be realized, then a valuation allowance must be established with a corresponding charge to net income.

Additionally, the Company has recognized deferred tax assets on certain available-for-sale securities in loss positions that it believes it can hold until recovery or maturity.

As of December 31, 2011, the Company’s valuation allowance was $12.1.  However, based on future facts and circumstances, the valuation allowance may not be sufficient.  Charges to increase the valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

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

The Company’s statutory basis credit for reinsurance taken under affiliated offshore reinsurance agreements is, under certain conditions, dependent upon the offshore reinsurer’s ability to obtain and provide letters of credit from lending banks. In addition, when available, the cost of letters of credit continues to be very expensive in the current economic environment. Because of this, the Company’s affiliated offshore reinsurer has established and will continue to pursue alternative sources for reinsurance collateral. If these steps are unsuccessful, the Company might not be able to obtain full reserve credit.  Loss of reserve credit would result in a decrease in the level of statutory basis capital of the Company.

The Company’s risk management program attempts to balance a number of important factors including regulatory capital, risk based capital, liquidity, earnings, and other factors.  Certain actions taken as part of the Company’s risk management strategy could result in materially lower or more volatile U.S. GAAP earnings in periods of changes in equity markets.

Certain products issued by the Company, especially variable annuities, provide guaranteed benefits such as the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum income benefit (“GMIB”).  Although the Company has certain of its guaranteed benefits reinsured or covered under its variable annuity guarantee hedging program, for those guarantees not covered by these programs, the Company is exposed to the risk of increased costs and/or liabilities for benefits guaranteed in excess of account values when equity markets decline. The Company’s risk management program is constantly re-evaluated to respond to changing market conditions and achieve the optimal balance and trade-offs among several important factors including regulatory capital, risk based capital, earnings, and other factors.  Certain of these strategies could focus the Company’s emphasis on the protection of regulatory capital, risk based capital, liquidity, earnings, and other factors and less on the earnings impact of guarantees, resulting in materially lower or more volatile U.S. GAAP earnings in periods of changing equity market levels. While the Company believes that its risk management program is effective in balancing numerous critical metrics, the Company is subject to the risk that its strategies and other management procedures prove ineffective or that unexpected policyholder behavior, combined with unfavorable market events, produces losses beyond the scope of the risk management strategies employed, which may have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

The inability to manage market risk successfully through the usage of derivative instruments could adversely affect the Company’s business, operations, financial condition and liquidity.

The Company employs various economic hedging strategies with the objective of mitigating the market risks that are inherent in its business and operations.  These risks include currency, changes in the fair value of its investments, the impact of interest rate, equity markets and credit spread risks.  The Company seeks to control these risks by, among other things, entering into a number of derivative instruments, such as interest rate swaps, options, futures and forward contracts.

Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate the Company from risks associated with those fluctuations. The Company’s hedging strategies also rely on assumptions and projections regarding its assets, liabilities and general market factors that may prove to be incorrect or prove to be inadequate.  Accordingly, the Company’s hedging strategies may not have the desired beneficial impact upon results of operations or financial condition.  Poorly designed strategies or improperly executed transactions could increase the Company’s risks and losses.  Hedging strategies involve transaction cost and other costs, and if the Company terminates a hedging agreement, it may also be required to pay additional costs such as transaction fees or breakage costs.  The Company’s hedging strategy additionally relies on the assumption that hedging counterparties remain able and willing to provide the hedges required by its strategy.  Increased regulation, market shocks, worsening market conditions, and other factors that affect or are perceived to affect the financial condition, liquidity and creditworthiness of the Company and its affiliates may reduce the ability and willingness of such counterparties to engage in hedging contracts with the Company, affecting its overall ability to hedge its risks and adversely affect the Company’s business, operations, financial condition and liquidity.

The inability of counterparties to meet their financial obligations could have an adverse effect on the Company’s results of operations.

The Company routinely executes a high volume of transactions with counterparties in the financial services industry.Third-parties that owe the Company money, securities or other assets may not pay or perform under their obligations.  These parties include issuers of securities held by the Company, customers, trading counterparties, counterparties under swaps, credit default and other derivative contracts, clearing agents, exchanges and other financial intermediaries.  Defaults by one of more of these parties on their obligations to the Company due to bankruptcy, lack of liquidity, economic downturns, operational failure or even rumors about potential severe distress of defaults by one of more of these parties could have an adverse effect on the Company’s results of operations, financial condition or cash flows.

Changes in reserve estimates may reduce profitability and/or increase reserves ceded to reinsurers.

The Company establishes reserves based upon estimates of how much the Company will pay for future benefits and claims.  The Company calculates reserves based on many assumptions and estimates including future investment returns, mortality, morbidity, policyholder behavior, and expenses.  The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain.  For variable annuity business with guarantees that are in-the-money, policyholder behavior is difficult to predict and small changes in behavior may have significant impacts on gross and/or ceded reserves.  Assumptions are based on the Company’s experience and periodically reviewed against industry standards.  Such Company and industry experience may be limited on certain products. The Company cannot, however, determine with precision the amounts that the Company will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims.  If actual experience differs significantly from assumptions or estimates, reserves may not be adequate.  As a result, the Company would incur a charge to earnings in the quarter in which the reserves are increased and/or would need to increase the reserves ceded to reinsurers.

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

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms.  Economic turmoil may accelerate consolidation activity.  Many of these competitors also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively.  These competitive pressures could result in increased pressure on the pricing of certain of the Company’s products and services, and could harm the Company’s ability to maintain or increase profitability.  In addition, if the Company’s financial strength and credit ratings are lower than its competitors it could result in increased surrenders and/or a significant decline in sales.  Due to the competitive nature of the financial services industry, there can be no assurance that the Company will continue to effectively compete within the industry or that competition will not have an adverse impact on the business, results of operations, or financial condition.

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

Additionally, the Company is subject to federal corporation income tax, and benefits from certain federal tax provisions, including but not limited to, dividends received deductions, various tax credits, and insurance reserve deductions.  Due in large part to the financial crisis, there continues to be an increased risk that changes to federal tax law could be enacted, and could result in materially higher corporate taxes than would be incurred under existing tax law and adversely impact profitability. Also, interpretation and enforcement of existing tax law could change and could be applied to the Company as part of an Internal Revenue Service (“IRS”) examination and adversely impact the capital position of the Company.  Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders, including but not limited to, those mentioned above or imposing new costs.

The Company may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

Governmental scrutiny from within the U.S. and abroad, including from the Dutch State with respect to matters relating to compensation and other business practices in the financial services industry, has increased dramatically in the past several years and has resulted in more aggressive and intense regulatory supervision and the application and enforcement of more stringent standards.  The financial crisis and the current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or elected officials. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, could result in some type of inquiry or investigation by regulators, legislators and/or law enforcement officials or in lawsuits. Responding to these inquiries, investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of ING and/or Company senior management from its business. Future legislation or regulation or governmental views on compensation may result in ING and/or the Company altering compensation practices in ways that could adversely affect the ability to attract and retain talented employees. Adverse publicity, governmental scrutiny, pending or future investigations by regulators or law enforcement agencies and/or legal proceedings involving ING, its affiliates or the Company can also have a negative impact on the reputation of ING and/or the Company, on the Company brand, and on the morale and performance of employees, and on business retention and new sales, which could adversely affect the Company’s businesses and results of operations.

The loss of key personnel could negatively affect the Company’s financial results and impair its ability to implement the Company’s business strategy.

The Company’s success depends in large part on its ability to attract and retain key people.  Intense competition exists for key employees with demonstrated ability, and the Company may be unable to hire or retain such employees.  Due to their skills, knowledge of the Company’s business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees, the unexpected loss of services of one or more of the Company’s key personnel could have a material adverse effect on its operations.  The Company also relies upon the knowledge and experience of employees involved in functions that require technical expertise in order to provide for sound operational controls for its overall enterprise, including the accurate and timely preparation of required regulatory filings and U.S. GAAP and statutory financial statements and operation of internal controls.  A loss of such employees could adversely impact the Company’s ability to execute key operational functions and could adversely affect its operational controls, including internal controls over financial reporting.

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

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of the regulation of insurance holding companies. These proposals include imposing standards for insurer corporate governance, risk management, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies. In addition, state insurance regulators have focused attention to U.S. insurance solvency regulation pursuant to the NAIC’s solvency modernization initiative, including regulatory review of companies’ risk management practices and analyses.  At this time, the Company cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on the Company.

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

▪                             Adequacy of disclosure;

▪                             Retained asset accounts;

▪                             Unclaimed property policies and processes, including use of data available on the U.S. Social Security Administration’s Death Master File or a similar data base to identify instances where death benefits under life insurance policies, annuities and other accounts are payable;

▪                             “Pay to Play” regulations;

▪                             Practices for addressing accounts in plans abandoned by plan sponsors.

In some cases, this regulatory scrutiny has led to legislation and regulation and proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, settlements, and litigation.  At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse effect on the Company’s financial position.  The Company cannot, guarantee, however, that new laws, regulations, and other regulatory actions aimed at the business practices under scrutiny would not adversely affect its business.  The adoption of new laws and regulations, enforcement actions, or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products, result in negative coverage of the industry by the media, cause significant harm to the Company’s reputation, and adversely impact profitability.

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

For example, U.S. federal income tax law imposes requirements relating to insurance and annuity product design, administration, and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code.  Failure to administer certain contract features (for example, contractual annuity start dates in nonqualified annuities) could affect such beneficial tax treatment.  Additionally, state and federal securities and insurance laws impose requirements relating to insurance and annuity product design, offering and distribution, and administration.  Failure to meet any of these complex tax, securities, or insurance requirements could subject the Company to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to the Company’s reputation, interruption of the Company’s operations, or adversely impact profitability.

Changes in accounting requirements could negatively impact the Company’s reported results of operations and the Company’s reported financial position.

Accounting standards are continuously evolving and subject to change. U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies. Changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure. Changes in U.S. GAAP and financial reporting requirements, or in the interpretation of U.S. GAAP or those requirements, could result in material changes with negative impacts to the Company’s reported results and financial condition.

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

The Company is highly dependent on automated systems to record and process Company and contract owner transactions, as well as to calculate reserving requirements, investment asset valuations, and certain other components of the Company’s U.S. GAAP and statutory financial statements.  The Company could experience a failure of one of these systems, could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. Despite the implementation of security and back-up measures, the Company’s information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its contract owners. Operating system failures, ineffective system implementation or other disruptions of these systems for any reason could cause significant interruption to the

Company operations which could harm the Company’s reputation, adversely affect the Company’s internal control over financial reporting, or have a material adverse effect on the Company’s business, results of operations, or financial condition.

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

The Company’s commercial mortgage loans face both default and delinquency risk.  The Company establishes valuation allowances for estimated impairments at the balance sheet date. These valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. The Company also establishes valuation allowances for loan losses, when based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook as well as other relevant factors. At December 31, 2011, there were no mortgage loans that were delinquent or in the process of foreclosure.  The performance of the Company’s mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency and default rate of the Company’s commercial mortgage loan portfolio could adversely impact the Company’s financial strength and profitability.

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

Past or future misconduct by the Company’s employees or employees of its vendors could result in violations of law by the Company, regulatory sanctions and/or serious reputational or financial harm and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Although the Company employs controls and procedures designed to monitor associates’ business decisions and prevent the Company from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures.  The compensation policies and practices applicable to ING U.S. insurance, including the Company are reviewed by ING as part of its overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If associates of the Company take excessive or inappropriate risks, those risks could harm the Company’s reputation and have a material adverse effect on its results of operations or financial condition.

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

Item 1B.    Unresolved Staff Comments

Omitted as registrant is neither an accelerated filer nor a well-known seasoned issuer.

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

As with many financial services companies, the Company and its affiliates periodically receive informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with examinations, inquiries, investigations and audits of the products and practices of the Company or the financial services industry.  Some of these investigations and inquiries could result in regulatory action against the Company.  The potential outcome of such action is difficult to predict but could subject the Company or its affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, fines, and other financial liability.  The potential economic consequences cannot be predicted, but management does not believe that the outcome of any such action will have a material adverse effect on the Company’s financial position or results of operations.  It is the practice of the Company and its affiliates to cooperate fully in these matters.

Item 4.                         Mine Safety Disclosures

Not applicable.

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

The Company’s ability to pay dividends to its Parent is subject to the prior approval of the Iowa Division of Insurance for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of the Company’s earned statutory surplus at the prior year end or (2) the Company’s prior year statutory net gain from operations. Iowa law also prohibits an Iowa insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During the years ended December 31, 2011, 2010, and 2009, the Company did not pay any dividends or return of capital distributions to its Parent.

During the year ended December 31, 2011, the Company received $44.0 in capital contributions from its Parent.  During the year ended December 31, 2010, the Company received $749.0 in capital contributions from its Parent.  On November 12, 2008, ING issued to The State of the Netherlands (the “Dutch State”) non-voting Tier 1 securities for a total consideration of EUR 10 billion.  On February 24, 2009, $2.2 billion was contributed to the direct and indirect insurance company subsidiaries of ING AIH, of which $835.0 was contributed to the Company.  The contribution was comprised of the proceeds from the investment by the Dutch State and the redistribution of currently existing capital within ING.

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

	2011	2010	2009
OPERATING RESULTS
Net investment income	$1,409.3	$1,356.4	$1,412.4
Fee income	1,079.4	1,091.3	943.2
Premiums	456.2	280.6	786.1
Net realized capital gains (losses)	742.1	(805.7)	(2,497.1)
Total revenue	3,687.7	1,922.6	645.5
Interest credited and other benefits to contract owners	3,044.9	985.0	682.4
Net amortization of deferred policy acquisition costs and value of business acquired	(236.5)	411.6	(362.2)
Net income	398.0	81.3	3.2

FINANCIAL POSITION
Total investments	$31,084.0	$27,654.8	$25,591.6
Assets held in separate accounts	39,356.9	44,413.3	42,996.1
Total assets	80,636.5	81,049.8	78,846.9
Future policy benefits and claims reserves	27,970.2	27,137.3	27,044.7
Long-term debt	435.0	435.0	435.0
Liabilities related to separate accounts	39,356.9	44,413.3	42,996.1
Total shareholder’s equity	4,986.0	4,235.2	2,740.1

ASSETS UNDER MANAGEMENT
Variable annuities	$40,093.3	$45,005.3	$43,615.2
Fixed annuities	19,176.9	19,414.2	18,634.5
Guaranteed investment contracts and funding agreements	1,779.5	2,546.7	3,546.8
Other insurance products	1,233.1	1,500.7	1,289.5
Total assets under management	$62,282.8	$68,466.9	$67,086.0

Item 7.        Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of the ING USA Annuity and Life Insurance Company (“ING USA” or the “Company,” as appropriate) for each of the three years ended December 31, 2011, 2010, and 2009, and financial condition as of December 31, 2011 and 2010.  This item should be read in its entirety and in conjunction with the selected financial data, financial statements and related notes, and other supplemental data which can be found under Part II, Item 6. and Item 8. contained herein.

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

2.	The default of a major market participant could disrupt the markets.
3.	Adverse financial market conditions, changes in rating agency standards and practices and/or actions taken by ratings agencies may significantly affect the

Company’s ability to meet liquidity needs, access to capital and cost of capital.
4.

Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition.

5.

The amount of statutory capital that the Company holds and its risk-based capital (“RBC”) ratio can vary significantly from time to time and is sensitive to a number of factors, many of which are outside of the Company’s control, and influences its financial strength and credit ratings.

6.

The Company has experienced ratings downgrades and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability, financial condition, and access to liquidity.

7.

The new federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity.

8.

The valuation of many of the Company’s financial instruments includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition.

9.	The determination of the amount of impairments taken on the Company’s investments is subjective and could materially impact results of operations.
10.

The Company may be required to accelerate the amortization of deferred policy acquisition cost (“DAC”), deferred sales inducements (“DSI”) and/or the valuation of business acquired (“VOBA”), any of which could adversely affect the Company’s results of operations or financial condition.

11.	Changes in underwriting and actual experience could materially affect profitability.
12.

The Company may be required to establish an additional valuation allowance against the deferred income tax assets if the Company’s business does not generate sufficient taxable income or if the Company’s tax planning strategies are modified. Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition.

13.	Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance.
14.	Offshore reinsurance subjects the Company to the risk that the reinsurer is unable to provide acceptable credit for reinsurance.
15.

The Company’s risk management program attempts to balance a number of important factors including regulatory capital, risk based capital, liquidity, earnings, and other factors. Certain actions taken as part of the Company’s risk management strategy could result in materially lower or more volatile U.S. GAAP earnings in periods of changes in equity markets.

16.	The inability to manage market risk successfully through the usage of derivative instruments could adversely affect the Company’s business, operations, financial condition and liquidity.
17.	The inability of counterparties to meet their financial obligations could have an adverse effect on the Company’s results of operations.
18.	Changes in reserve estimates may reduce profitability and/or increase reserves ceded to reinsurers.
19.	A loss of or significant change in key product distribution relationships could materially affect sales.
20.	Competition could negatively affect the ability to maintain or increase profitability.
21.

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contract owners and increasing tax costs of contract owners or the Company.

22.	The Company may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.
23.	The loss of key personnel could negatively affect the Company’s financial results and impair its ability to implement the Company’s business strategy.
24.	Litigation may adversely affect profitability and financial condition.
25.	The Company’s businesses are heavily regulated, and changes in regulation in the United States and regulatory investigations may reduce profitability.
26.	The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability.
27.	Changes in accounting requirements could negatively impact the Company’s reported results of operations and the Company’s reported financial position.
28.

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

29.	Requirements to post collateral or make payments due to declines in market value on assets posted as collateral may adversely affect liquidity.
30.	Defaults or delinquencies in the commercial mortgage loan portfolio may adversely affect the Company’s profitability.
31.	The occurrence of unidentified or unanticipated risks within the Company’s risk management programs could negatively affect the Company’s business or result in losses.
32.	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition.

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales, or a combination thereof.  On November 10, 2010, ING announced that ING and its U.S. insurance affiliates, including the Company, are preparing for a base case of an initial public offering (“IPO”) of the Company and its U.S.-based insurance and investment management affiliates. See the “Recent Initiatives” section included in Liquidity and Capital Resources for a description of the key components of the ING restructuring plan.

The Company has one operating segment.

Critical Accounting Policies, Judgments, and Estimates

General

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends, and other information that is reasonable under the circumstances.  There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

The Company has identified the following accounting policies, judgments, and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: Reserves for future policy benefits, valuation and amortization of DAC and value of business acquired (“VOBA”), valuation of investments and derivatives, impairments, income taxes, and contingencies.

In developing these accounting estimates and policies, the Company’s management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop.  Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the Financial Statements.  For a more detailed discussion of other significant accounting policies, refer to the Business, Basis of Presentation and Significant Accounting Policies note to the Financial Statements included in Part II, Item 8. contained herein.

Reserves for Future Policy Benefits

The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations under its variable annuity and fixed annuity products. The principal assumptions used to establish liabilities for future policy benefits are based on the Company’s experience and are periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, and expenses.  Changes in, or deviations from, the assumptions used can significantly affect the Company’s reserve levels and related future operations.

The determination of future policy benefit reserves is dependent on actuarial assumptions set by the Company in determining policyholder behavior. Significant policyholder behavior assumptions include mortality and lapse rates. Mortality is the incidence of death amongst policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the contract owner. The Company utilizes a combination of actual and industry experience when setting its mortality assumption. A lapse rate is the percentage of in-force policies surrendered in a given calendar year. For certain of the Company’s variable annuity products, the lapse rate is based on the consideration of the current account value relative to guarantees associated with the product and applicable surrender charges. In general, policies with guarantees that are considered “in the money,” or where the benefit is in excess of the account value, are assumed to be less likely to lapse or surrender. Conversely, out of the money guarantees are assumed to be more likely to lapse or surrender as contract owners are less likely incentivized to retain the policy.

Reserves for individual immediate annuities with life contingent payout benefits are equal to the present value of expected future payments.  Assumptions as to interest rates, mortality, and expenses are based upon the Company’s experience at the period the policy is sold, including a margin for adverse deviations.  Such assumptions generally vary by annuity plan type, year of issue, and policy duration.  Interest rates used to calculate the present value of future benefits ranged up to 8.0%.

Although assumptions are “locked-in” upon the issuance of immediate annuities with life contingent payout benefits, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a margin for adverse deviations.

The Company calculates additional reserve liabilities for certain universal life products and for certain variable annuity guaranteed benefits.  The additional reserve for such products recognizes the portion of contract assessments received in early years used to compensate the Company for reserves provided in later years.

Product Guarantees

Reserves for guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), and guaranteed minimum withdrawal benefits with life contingent payouts (“GMWBL”) are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios.  Assumptions used, such as equity market return, lapse rate, and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC.  In general, the Company assumes that GMIB annuitization rates will be higher for policies with more valuable (more “in the money”) guarantees.  The Company periodically evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.  To offset its exposure on these guarantees to adverse changes in the equity markets, the Company enters into various derivative positions.  A hedging program is also utilized to mitigate certain other risks associated with GMWBL and GMIB contracts.  Refer to “Item 7A Qualitative and Quantitative Disclosure about Market Risk” for additional information regarding the specific hedging strategies the Company utilizes for these particular product guarantees.

Guaranteed minimum accumulation benefits (“GMABs”), guaranteed minimum withdrawal benefits without life contingencies (“GMWBs”), and FIAs are considered embedded derivatives, which are measured at estimated fair value separately from the host annuity contract, with changes in estimated fair value reported in Interest credited and other benefits to contract owners in the Statements of Operations.

At inception of the GMAB and GMWB contracts, the Company projects a fee to be attributed to the embedded derivative portion of the guarantee equal to the present value of projected future guaranteed benefits.

The estimated fair value of the GMAB and GMWB contracts is determined based on the present value of projected future guaranteed benefits, minus the present value of projected attributed fees. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The projection of future guaranteed benefits and future attributed fees require the use of assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.) and policyholder behavior (e.g., lapse, benefit utilization, mortality, etc.).  The projection also includes adjustments for the Company’s credit risk, or risk of non-performance, and risk margins for non-capital market, or policyholder behavior, assumptions.  The

Company’s credit risk adjustment is based on the credit default swap spreads of ING Verzekeringen N.V. (“ING V”), the indirect parent of ING America Insurance Holdings, Inc. (“ING AIH”), and applied to the risk-free swap curve in the Company’s valuation models.  Risk margins are established to capture uncertainties related to policyholder behavior assumptions.  The margin represents additional compensation a market participant would require to assume these risks.

The estimated fair value of the FIA contracts is based on the present value of the excess of interest payments to the contract holders over the minimum guaranteed interest rate. Projected cashflows are based on best estimates of future excess interest payments over the anticipated life of the related contracts. These projections also include adjustments for the Company’s credit risk, or risk of non-performance and risk margins for non-capital market, or policyholder behavior, assumptions. The Company’s credit risk adjustment is based on the credit default swaps of ING V and applied to the discount factors in its valuation models.

The Company utilizes specific hedging strategies to mitigate certain risks associated with the GMAB, GMWB, and FIA contracts. Refer to “Item 7A Qualitative and Quantitative Disclosure about Market Risk” for additional information regarding the hedging strategies utilized for these particular product guarantees, including sensitivities of the embedded derivative liability to changes in certain capital markets assumptions.

Valuation and Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest.  Such costs consist principally of certain commissions, underwriting, contract issuance and agency expenses, related to the production of new and renewal business.  VOBA represents the outstanding value of in force business acquired and is subject to amortization and interest.  The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and is increased for subsequent deferrable expenses on purchased policies. For a discussion of deferred sales inducements, refer to the Business, Basis of Presentation and Significant Accounting Policies note to the Financial Statements.

Amortization Methodologies

The Company amortizes DAC and VOBA related to universal life contracts and fixed and variable deferred annuity contracts in relation to the emergence of estimated gross profits.  Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business, and certain economic variables, such as inflation, are based on the Company’s experience and overall capital markets.  At each valuation date, actual historical gross profits are reflected, and estimated gross profits and related assumptions, are evaluated for continued reasonableness.  Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance (“unlocking”).

The Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances each period.  DAC and VOBA are deemed to be recoverable if the estimated gross profits exceed these balances.

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates.  Amortization of deferred sales inducements on these products are also impacted by changes in assumptions.  Several assumptions are considered significant in the estimation of future gross profits associated with the Company’s variable products.

▪

One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. The Company’s practice assumes that intermediate-term appreciation in equity markets reverts to the long-term appreciation in equity markets. The Company monitors market events and only changes the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, and a 14% cap. The reversion to the mean methodology was implemented prospectively on January 1, 2011.

▪

Prior to January 1, 2011, the Company utilized a static long-term equity return assumption for projecting account balance growth in all future years. This return assumption was reviewed annually or more frequently, if deemed necessary. Actual returns that were higher than long-term expectations produced higher contract owner account balances, which increased future fee expectations and decreased future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected gross profits. The opposite result occurred when returns were lower than long-term expectations.

▪

Assumptions related to interest rate spreads and credit losses also impact estimated gross profits. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets, and estimates of future interest rates and defaults.

▪

Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. Estimated gross profits of variable annuity contracts are sensitive to these assumptions.

▪

The Company includes the impact of the change in value of embedded derivatives associated with its GMAB, GMWB, and FIA contracts in actual gross profits. In addition, the Company utilizes a hedging program to mitigate its exposure to economic downturns and to ensure that the required assets are available to satisfy future death and living benefit guarantees. The Company’s variable annuity hedge program generates gains and losses that offset the increases and decreases in the economic liability of the guarantees. As its hedging program does not explicitly hedge the U.S. GAAP liability, the Company typically experiences “breakage”, or a difference between the change in the U.S. GAAP liability and the change in the corresponding derivative instrument’s fair value. The Company includes the impact of its hedging activities supporting its death and living benefit guarantees in actual and estimated gross profits.

Valuation of Investments and Derivatives

Investments

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, including the Company’s own credit risk.  The estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability.  The Company utilizes a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, and industry-standard, vendor-provided software that models the value based on market observable inputs, and other internal modeling techniques based on projected cash flows.

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.  Financial assets and liabilities recorded at fair value on the Balance Sheets are categorized as follows:

▪

Level 1 - Unadjusted quoted prices for identical assets or liabilities in an active market. The Company defines an active market as a market in which transactions take place with sufficient frequency and volume to provide pricing information on an ongoing basis.

▪

Level 2 - Quoted prices in markets that are not active or valuation techniques that require inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.  Level 2 inputs include the following:

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

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing, or other similar techniques. For more information regarding the Company’s process of assigning fair values to investments, refer to the Financial Instruments note to the Financial Statements.

Derivatives

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, futures, forwards, caps, floors, and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products.

Derivatives are carried at fair value, which is determined using observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, and London Interbank Offered Rates (“LIBOR”), or through values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. The Company’s credit risk is also considered and incorporated in its valuation process.

The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants.

The Company also has investments in certain fixed maturities, and has issued certain annuity products, that contain embedded derivatives whose fair value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These valuations, whether derived internally or obtained from a third-party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. For additional information regarding the valuation of and significant assumptions associated with embedded derivatives associated with variable annuity contracts offering GMAB and GMWB features and certain fixed indexed annuity contracts, refer to the “Reserves for Future Policy Benefits” section.

In addition, the Company has entered into a coinsurance with funds withheld arrangement that contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.  The fair values of the underlying assets held in the trust are determined using the valuation methods and assumptions described for the Company’s investments held.

For additional information regarding the fair value measurements associated with derivatives, refer to the Financial Instruments note to the Financial Statements.

Impairments

The Company periodically evaluates its available-for-sale general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.  An extended and severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all schedule interest and principal payment, and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.  In contrast, for certain equity securities, the Company gives greater weight and consideration to a decline in market value and the likelihood such market value decline will recover.

Effective April 1, 2009, the Company prospectively adopted guidance on the recognition and presentation of other-than-temporary impairment (“OTTI”) losses.  When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, the Company evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow needs or capital needs.

When the Company has determined that it has the intent to sell or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”), the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net realized capital gains (losses) in the Statements of Operations as an OTTI.  If the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) in the Statements of Operations.  The noncredit impairment is recorded in Other comprehensive income (loss) on the Balance Sheets.

Prior to April 1, 2009, the Company recognized in earnings an OTTI for a fixed maturity in an unrealized loss position, unless the Company could assert that it had both the intent and ability to hold the fixed maturity for a period of time sufficient to allow for a recovery of estimated fair value to the security’s amortized cost. The entire difference between the fixed maturity’s amortized cost basis and its estimated fair value was recognized in earnings if the security was determined to have an OTTI.

There was no change in guidance for equity securities which, when an OTTI has occurred, continue to be impaired for the entire difference between the equity security’s cost and its estimated fair value.

The Company uses the following methodology and significant inputs to determine the amount of the OTTI credit loss:

▪

The Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows expected to be received.  The discount rate is generally the effective interest rate of the fixed maturity prior to impairment.

▪

When determining collectability and the period over which the value is expected to recover, the Company applies the same considerations utilized in its overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from the Company’s best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that include, but is not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies. Additional considerations are made when assessing the unique features that apply to certain structured securities, such as Residential Mortgage-backed Securities (“RMBS”), Commercial Mortgage-backed Securities (“CMBS”), and Asset-backed Securities (“ABS”).  These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; and the payment priority within the tranche structure of the security.

▪

When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, the Company considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and the Company’s best estimate of scenarios-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates, and the overall macroeconomic conditions.

The cost or amortized cost of fixed maturities and equity securities is adjusted for OTTI in the period in which the determination is made.  The Company does not change the revised cost basis for subsequent recoveries in value.

In periods subsequent to the recognition of the credit related impairment components of OTTI on a fixed maturity, the Company accounts for the impaired security as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the remaining term of the fixed maturity in a prospective manner based on the amount and timing of estimated future cash flows.

Mortgage Loans on Real Estate

Mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, less impairment write-downs and allowance for losses. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses) in the Statements of Operations. In response to challenges that the economy presented to the commercial mortgage market, the Company began recording an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process beginning in the third quarter of 2009.

Income Taxes

The Company uses certain assumptions and estimates in determining the income taxes payable or refundable to/from the Parent for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on the Company’s income tax returns, and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. The Company exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.

The results of the Company’s operations are included in the consolidated tax return of ING AIH.  Generally, the Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods pursuant to the provisions of Accounting Standards Codification Topic 740, Income Taxes (ASC 740) as if the Company were a separate taxpayer rather than a member of ING AIH’s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement.  The Company’s tax sharing agreement with ING AIH states that for each taxable year during which the Company is included in a consolidated federal income tax return with ING AIH, ING AIH will pay to the Company an amount equal to the tax benefit of the Company’s net operating loss carryforwards and capital loss carryforwards generated in such year, without regard to whether such net operating loss carryforwards and capital loss carryforwards are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

The Company evaluates and tests the recoverability of deferred tax assets.  Deferred tax assets represent the tax benefit of future deductible temporary differences and tax credit carryforwards.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including:

▪	The nature and character of the deferred tax assets and liabilities;
▪	Taxable income in prior carryback years;
▪	Projected future taxable income, exclusive of reversing temporary differences and carryforwards;
▪	Projected future reversals of existing temporary differences;
▪	The length of time carryforwards can be utilized; and
▪	Any prudent and feasible tax planning strategies the Company would employ to avoid a tax benefit from expiring unused.

As of December 31, 2011 and 2010, the Company recorded the following valuation allowances:

($ in millions, except as otherwise noted)	2011	2010
Realized and unrealized capital loss on investments	$-	$187.5
Foreign tax credits	12.1	12.1

In establishing tax liabilities, the Company determines whether a tax position is more likely than not to be sustained under examination by the appropriate taxing authority.

Tax positions that do not meet the more likely than not standard are not recognized. Tax positions that meet this standard are recognized in the Financial Statements. The Company measures the tax position as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information.

Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits, planning opportunities and expectations about future outcomes could have an impact on the Company’s estimates and effective tax rate.

Contingencies

A loss contingency is an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets, and actual or possible claims and assessments. Amounts related to loss contingencies are accrued if it is probable that a loss has been incurred and the amount can be reasonably estimated.

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

Economic Analysis

The pace of economic growth in the U.S. remained subdued in the second half of 2011, though the U.S. economy performed better than the first half of the year.  The U.S. economy grew 1.8% on annualized basis in the third quarter of the year, while industrial production rose more than 2% in the second half of the year compared to just 0.6% in the first half of the year.  The pace of growth has stayed modest and below trend growth rates due to a variety of factors.  Consumer spending has expanded tepidly because of the slow improvement in the labor market, the elevated unemployment rate, and the minor increase in real disposable income.  Business fixed investment is increasing less rapidly, while the housing sector is still depressed.  House prices have continued to decline and residential investment remains weak.  Real export growth has been disappointing.  Global industrial production and global trade are expanding but at a fairly modest pace because of the slowing in global growth.

Overall inflation was contained during 2011 with the exception of higher energy and commodity prices which received significant press coverage. The public’s perception of inflation will depend on whether the effects of higher energy and other commodities price increases dissipate and stabilize in the coming year. The pace of economic growth is still constrained by high unemployment, modest income growth, lower housing wealth, and tepid expansion of credit.  The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies.

The Federal Reserve (the “Fed”) has continued to extend the average maturity of the securities in its portfolio, announced in September 2011. The Fed intends to exert downward pressure on long-term rates. To that effect, it has announced that it will purchase, by mid-2012, nearly $400 billion of Treasury securities with remaining maturities of 6 years to 30 years, while selling the same amount of Treasury securities with remaining maturities of 3 years or less during the same period. The Fed will also reinvest principal payment for its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities to support conditions in the mortgage market. Furthermore, based on its assessment of current economic conditions, economic outlook and the balance of risks, the Fed is conditionally committed to keeping the federal funds target rate in the range of 0 to 25 basis points until mid-2013.

Short-term LIBOR remains low by historic standards but has been gradually rising since mid 2011. However, U.S. Treasury rates have declined noticeably since the beginning of 2011. Long-term U.S. Treasury rates decreased in the fourth quarter of

2011 as compared to the same period in 2010. The decline in U.S. Treasury rates is mainly due to the Fed’s commitment to keep the federal funds target rate low until mid-2013, low short-term rates, its policy to exert downward pressure on long-term rates, and well-anchored inflationary expectations.

In spite of modest improvement in economic activity in the second half of 2011, and accommodative policies, risks to the U.S. economy continue to point to possible negative developments. Risks which could lead to negative developments include strains in global financial conditions; weakness in household financial conditions, which would lead to slower consumer spending; larger-than-expected near-term fiscal tightening, which would lower aggregate demand; financial and economic spillover from the euro zone’s inability to contain the region’s debt crisis; and crude oil prices spiking in the event of an escalation of conflict between the U.S. and Iran. These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance and financial services industry.

Year ended December 31, 2011 compared to year ended December 31, 2010

The Company’s results of operations for the year ended December 31, 2011, and changes therein, were primarily impacted by a Net realized capital gain incurred in the current year versus a Net realized capital loss incurred in the prior year, lower Net amortization of DAC and VOBA, higher Premiums, and higher Net investment income. These favorable items were partially offset by an increase in Interest credited and other benefits to contract owners, lower Fee income, and an increase to Income tax expense.

	Years Ended December 31,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,409.3	$1,356.4	$52.9	3.9%
Fee income	1,079.4	1,091.3	(11.9)	(1.1)%
Premiums	456.2	280.6	175.6	62.6%
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(201.5)	(300.1)	98.6	32.9%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	21.1	105.7	(84.6)	(80.0)%
Net other-than-temporary impairments recognized in earnings	(180.4)	(194.4)	14.0	7.2%
Other net realized capital gains (losses)	922.5	(611.3)	1,533.8	NM
Total net realized capital gains (losses)	742.1	(805.7)	1,547.8	NM
Other income	0.7	-	0.7	NM
Total revenue	3,687.7	1,922.6	1,765.1	91.8%
Benefits and expenses:
Interest credited and other benefits to contract owners	3,044.9	985.0	2,059.9	NM
Operating expenses	437.1	428.4	8.7	2.0%
Net amortization of deferred policy acquisition costs and value of business acquired	(236.5)	411.6	(648.1)	NM
Interest expense	31.7	32.1	(0.4)	(1.2)%
Other expense	11.4	39.3	(27.9)	(71.0)%
Total benefits and expenses	3,288.6	1,896.4	1,392.2	73.4%
Income before income taxes	399.1	26.2	372.9	NM
Income tax expense (benefit)	1.1	(55.1)	56.2	NM
Net income	$398.0	$81.3	$316.7	NM
Effective tax rate	0.3%	(210.3)%
NM - Not meaningful.

Revenues

Total revenue increased for the year ended December 31, 2011, primarily due to a favorable change in Net realized capital gains (losses), higher Premiums and Net investment income, partially offset by lower Fee income.

The increase in Total net realized capital gains for the year ended December 31, 2011 is primarily due to a low interest rate environment, as well as a decrease in equity market performance as compared to 2010, which had an impact on the Company’s hedging programs. The increase can be attributed to a favorable change in derivatives related to (a) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement, which commenced in the third quarter of 2009 (note that the gains on the VAGLB are ceded to SLDI and reported as a corresponding increase in Interest credited and other benefits to policyholders), and (b) hedging of variable annuity guaranteed death benefits. These gains were partially offset by unfavorable changes in (a) derivatives used to hedge risks associated with Fixed Indexed Annuity (“FIA”) products, and (b) the hedging program designed to mitigate the impact of potential declines in equity markets and their impact to regulatory capital. Lower credit and intent related impairments on fixed maturities driven by a lower interest rate environment also contributed to this favorable variance.

The increase in Net investment income for the year ended December 31, 2011 is primarily due to an increase in investment income within fixed maturity investments in corporate securities offset by a decline in CMBS investment income as positions were reduced and reinvested in investment grade (“IG”) corporate securities.

The decrease in Fee income for the year ended December 31, 2011 reflects a decrease in average variable AUM.

Premiums for the year ended December 31, 2011 increased due to a decrease in reinsurance ceded.  This decrease was driven primarily by a transaction in the fourth quarter of 2010 to cede business to SLDI.  As a result of this transaction, there was an initial reserve transfer which significantly increased the reinsurance ceded total for 2010.

Benefits and Expenses

Total benefits and expenses increased for the year ended December 31, 2011 primarily due to an increase in Interest credited and other benefits to contract owners.  This was partially offset by favorable Net amortization of DAC and VOBA and lower Other expenses.

The increase in Interest credited and other benefits to contract owners for the year ended December 31, 2011 reflects the transfer of gains (losses) on derivatives and investment income under the combined coinsurance and coinsurance funds withheld agreement with SLDI. The corresponding gains and investment income are reported in Total net realized capital gains (losses) and Net investment income, respectively. In addition, Interest credited and other benefits to contract owners reflects an unfavorable change in variable annuity guaranteed benefit reserves which was primarily driven by the variance in equity markets compared to prior year, partially offset by favorable variances in FIA reserves.

The Net amortization of DAC and VOBA for the year ended December 31, 2011 experienced a favorable variance driven by lower actual gross profits, as well as higher estimated future gross profits.

Income Taxes

Income tax expense increased for the year ended December 31, 2011 primarily due to an increase in income before taxes partially offset by a decrease in the dividends received deduction and a reduction in the tax valuation allowance.

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

	Years Ended December 31,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,356.4	$1,412.4	$(56.0)	(4.0)%
Fee income	1,091.3	943.2	148.1	15.7%
Premiums	280.6	786.1	(505.5)	(64.3)%
Net realized capital losses:
Total other-than-temporary impairment losses	(300.1)	(538.9)	238.8	44.3%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	105.7	49.3	56.4	NM
Net other-than-temporary impairments recognized in earnings	(194.4)	(489.6)	295.2	60.3%
Other net realized capital losses	(611.3)	(2,007.5)	1,396.2	69.5%
Total net realized capital losses	(805.7)	(2,497.1)	1,691.4	67.7%
Other income	-	0.9	(0.9)	(100.0)%
Total revenue	1,922.6	645.5	1,277.1	NM
Benefits and expenses:
Interest credited and other benefits to contract owners	985.0	682.4	302.6	44.3%
Operating expenses	428.4	386.1	42.3	11.0%
Net amortization of deferred policy acquisition costs and value of business acquired	411.6	(362.2)	773.8	NM
Interest expense	32.1	32.9	(0.8)	(2.4)%
Other expense	39.3	39.6	(0.3)	(0.8)%
Total benefits and expenses	1,896.4	778.8	1,117.6	NM
Income (loss) before income taxes	26.2	(133.3)	159.5	NM
Income tax benefit	(55.1)	(136.5)	81.4	59.6%
Net income	$81.3	$3.2	$78.1	NM
Effective tax rate	(210.3)%	102.4%
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

Investments are managed by ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Segmented portfolios are established for groups of products with similar liability characteristics within the Company.  The Company’s investment portfolio consists largely of high quality fixed maturity securities and short-term investments, investments in commercial mortgage loans, limited partnerships, and other instruments, including a small amount of equity holdings. Fixed maturity securities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The Company uses derivatives for hedging purposes and to replicate exposure to other assets as a more efficient means of assuming credit exposure similar to bonds of the underlying issuer(s).

Portfolio Composition

The following tables present the investment portfolio at December 31, 2011 and 2010.

	2011		2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
Fixed maturities, available-for-sale, including securities pledged	$22,358.5	71.8%	$21,806.9	78.8%
Fixed maturities, at fair value using the fair value option	335.0	1.1%	237.7	0.9%
Equity securities, available-for-sale	27.7	0.1%	66.1	0.2%
Short-term investments	2,397.0	7.7%	939.2	3.4%
Mortgage loans on real estate	3,137.3	10.1%	2,967.9	10.7%
Policy loans	112.0	0.4%	122.1	0.4%
Loan - Dutch State obligation	658.2	2.1%	843.9	3.1%
Limited partnerships/corporations	305.4	1.0%	295.8	1.1%
Derivatives	1,670.7	5.4%	293.1	1.1%
Other investments	82.2	0.3%	82.1	0.3%
Total investments	$31,084.0	100.0%	$27,654.8	100.0%

Fixed Maturities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,692.9	$92.9	$-	$1,785.8	$-
U.S. government agencies and authorities	19.9	3.8	-	23.7	-
State, municipalities, and political subdivisions	98.9	6.8	0.9	104.8	-

U.S. corporate securities:
Public utilities	1,916.4	188.4	9.7	2,095.1	-
Other corporate securities	7,611.3	596.1	31.7	8,175.7	-
Total U.S. corporate securities	9,527.7	784.5	41.4	10,270.8	-

Foreign securities(1):
Government	349.0	26.7	5.4	370.3	-
Other	4,939.4	336.8	64.4	5,211.8	0.1
Total foreign securities	5,288.4	363.5	69.8	5,582.1	0.1

Residential mortgage-backed securities	2,090.0	245.2	90.9	2,244.3	76.0
Commercial mortgage-backed securities	1,910.3	118.0	26.4	2,001.9	1.9
Other asset-backed securities	734.3	15.4	69.6	680.1	-

Total fixed maturities, including securities pledged	21,362.4	1,630.1	299.0	22,693.5	78.0
Less: securities pledged	965.0	49.8	2.0	1,012.8	-
Total fixed maturities	20,397.4	1,580.3	297.0	21,680.7	78.0
Equity securities	26.7	1.8	0.8	27.7	-
Total investments	$20,424.1	$1,582.1	$297.8	$21,708.4	$78.0

(1)  Primarily U.S. dollar denominated.

(2)  Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,595.7	$19.4	$2.4	$1,612.7	$-
U.S. government agencies and authorities	24.2	0.3	0.2	24.3	-
State, municipalities, and political subdivisions	126.5	3.6	11.6	118.5	-

U.S. corporate securities:
Public utilities	1,609.6	83.9	19.8	1,673.7	-
Other corporate securities	7,433.9	367.2	62.1	7,739.0	0.3
Total U.S. corporate securities	9,043.5	451.1	81.9	9,412.7	0.3

Foreign securities(1):
Government	474.6	39.0	4.3	509.3	-
Other	4,742.9	216.7	70.0	4,889.6	0.1
Total foreign securities	5,217.5	255.7	74.3	5,398.9	0.1

Residential mortgage-backed securities	2,028.7	240.8	98.5	2,171.0	67.2
Commercial mortgage-backed securities	2,112.2	125.8	39.1	2,198.9	7.3
Other asset-backed securities	1,213.9	17.8	124.1	1,107.6	32.1

Total fixed maturities, including securities pledged	21,362.2	1,114.5	432.1	22,044.6	107.0
Less: securities pledged	886.6	17.5	14.7	889.4	-
Total fixed maturities	20,475.6	1,097.0	417.4	21,155.2	107.0
Equity securities	59.2	6.9	-	66.1	-
Total investments	$20,534.8	$1,103.9	$417.4	$21,221.3	$107.0

(1)  Primarily U.S. dollar denominated.

(2)  Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector.  The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies.  At December 31, 2011 and 2010, the average quality rating of the Company’s fixed maturities portfolio was A.

Fixed Maturity Securities Credit Quality - Ratings

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” An internally developed rating is used as permitted by the NAIC if no rating is available. The NAIC designations are generally similar to the credit quality designations of a Nationally Recognized Statistical Rating Organization (“NRSRO”) for marketable fixed maturity securities, called “rating agency designations,” except for certain structured securities as described below. NAIC designations of “1,” highest quality, and “2,” high quality, include fixed maturity securities generally considered investment grade (“IG”) by such rating organizations. NAIC designations 3 through 6 include fixed maturity securities generally considered below investment grade (“BIG”) by such rating organizations.

The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans reported within ABS, that became effective December 31, 2009 and for CMBS that became effective December 31, 2010. The NAIC’s objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities.

As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date, such as private placements. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

Information about the Company’s fixed maturity securities holdings, including securities pledged, by NAIC designations is set forth in the following tables. Corresponding rating agency designation does not directly translate to NAIC designation, but represents the Company’s best estimate of comparable ratings from rating agencies, including Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. Ratings are derived from three NRSRO ratings and are applied as follows based on the number of agency rating received:

▪                             when three ratings are received then the middle rating is applied;

▪                             when two ratings are received then the lower rating is applied;

▪                             when a single rating is received, the NRSRO rating is applied;

▪                             and, when ratings are unavailable then an internal rating is applied.

Total fixed maturities by NAIC quality designation category, including securities pledged to creditors, were as follows at December 31, 2011 and 2010.

	2011
NAIC Quality	Fair	% of	Amortized	% of
Designation	Value	Total	Cost	Total
1	$13,271.5	58.5%	$12,420.9	58.2%
2	8,152.0	35.9%	7,679.6	36.0%
3	905.4	4.0%	907.9	4.2%
4	171.5	0.8%	199.3	0.9%
5	118.2	0.5%	113.6	0.5%
6	74.9	0.3%	41.1	0.2%
Total	$22,693.5	100.0%	$21,362.4	100.0%

	2010
NAIC Quality	Fair	% of	Amortized	% of
Designation	Value	Total	Cost	Total
1	$13,525.5	61.3%	$13,085.5	61.2%
2	6,879.0	31.2%	6,613.4	31.0%
3	1,142.3	5.2%	1,100.4	5.2%
4	411.9	1.9%	465.0	2.2%
5	51.2	0.2%	51.8	0.2%
6	34.7	0.2%	46.1	0.2%
Total	$22,044.6	100.0%	$21,362.2	100.0%

Total fixed maturities by NRSRO quality rating category, including securities pledged to creditors, were as follows at December 31, 2011 and 2010.

	2011
NRSRO quality	Fair	% of	Amortized	% of
rating	Value	Total	Cost	Total
AAA	$5,266.4	23.2%	$4,892.1	22.9%
AA	1,464.5	6.5%	1,373.7	6.4%
A	6,327.4	27.9%	5,895.1	27.6%
BBB	8,107.7	35.6%	7,636.8	35.8%
BB	831.4	3.7%	809.8	3.8%
B and below	696.1	3.1%	754.9	3.5%
Total	$22,693.5	100.0%	$21,362.4	100.0%

	2010
NRSRO quality	Fair	% of	Amortized	% of
rating	Value	Total	Cost	Total
AAA	$5,137.8	23.3%	$4,883.3	22.9%
AA	1,860.4	8.4%	1,843.0	8.6%
A	6,112.9	27.7%	5,923.3	27.7%
BBB	6,989.8	31.8%	6,702.4	31.4%
BB	990.0	4.5%	955.0	4.5%
B and below	953.7	4.3%	1,055.2	4.9%
Total	$22,044.6	100.0%	$21,362.2	100.0%

At December 31, 2011 and 2010, 93.2% and 91.2% of the fixed maturities were invested in securities rated BBB and above, respectively.

Fixed maturities rated BB and below may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities, by market sector, including securities pledged to creditors, were as follows at December 31, 2011 and 2010.

	2011
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,785.8	7.9%	$1,692.9	7.9%
U.S. government agencies and authorities	23.7	0.1%	19.9	0.1%
U.S. corporate, state, and municipalities	10,375.6	45.7%	9,626.6	45.1%
Foreign	5,582.1	24.6%	5,288.4	24.8%
Residential mortgage-backed	2,244.3	9.9%	2,090.0	9.8%
Commercial mortgage-backed	2,001.9	8.8%	1,910.3	8.9%
Other asset-backed	680.1	3.0%	734.3	3.4%
Total	$22,693.5	100.0%	$21,362.4	100.0%

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,612.7	7.3%	$1,595.7	7.5%
U.S. government agencies and authorities	24.3	0.1%	24.2	0.1%
U.S. corporate, state, and municipalities	9,531.2	43.2%	9,170.0	42.9%
Foreign	5,398.9	24.5%	5,217.5	24.4%
Residential mortgage-backed	2,171.0	9.9%	2,028.7	9.5%
Commercial mortgage-backed	2,198.9	10.0%	2,112.2	9.9%
Other asset-backed	1,107.6	5.0%	1,213.9	5.7%
Total	$22,044.6	100.0%	$21,362.2	100.0%

The fair value and amortized cost of fixed maturities, including securities pledged, as of December 31, 2011, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Fair	Amortized
	Value	Cost
Due to mature:
One year or less	$1,472.2	$1,444.7
After one year through five years	5,669.9	5,479.9
After five years through ten years	6,390.4	5,987.4
After ten years	4,234.7	3,715.8
Mortgage-backed securities	4,246.2	4,000.3
Other asset-backed securities	680.1	734.3
Fixed maturities, including securities pledged	$22,693.5	$21,362.4

The following tables set forth the composition of the U.S. and foreign corporate securities within fixed maturity portfolio by industry category as of December 31, 2011 and 2010:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
2011
Communications	$1,109.9	$96.0	$5.3	$1,200.6
Financial	1,948.2	115.1	54.3	2,009.0
Industrial and other companies	8,453.1	634.0	33.2	9,053.9
Utilities	2,589.6	244.5	10.5	2,823.6
Transportation	366.3	31.7	2.5	395.5
Total	$14,467.1	$1,121.3	$105.8	$15,482.6

2010
Communications	$1,121.7	$61.5	$11.1	$1,172.1
Financial	1,886.2	140.0	30.9	1,995.3
Industrial and other companies	8,184.3	341.9	70.8	8,455.4
Utilities	2,182.1	106.8	34.4	2,254.5
Transportation	412.1	17.6	4.7	425.0
Total	$13,786.4	$667.8	$151.9	$14,302.3

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at December 31, 2011 and 2010.

At December 31, 2011 and 2010, fixed maturities with fair values of $12.2 and $12.4, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2011 and 2010, approximately 29.3% and 22.9%, respectively, of the Company’s CMO holdings were invested in those types of CMOs, such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  At December 31, 2011 and 2010, the Company had $1,579.6 in non-putable funding agreements, including accrued interest, issued to the FHLB.  At December 31, 2011 and 2010, assets with a market value of $1,897.9 and $1,930.1, respectively, collateralized the funding agreements issued to the FHLB.  Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Balance Sheets.

Subprime and Alt-A Mortgage Exposure

Underlying collateral has continued to reflect the problems associated with a housing market that has seen substantial price declines and an employment market that has declined significantly and remains under stress.  Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector.  Over the course of 2010 and early 2011, price transparency and liquidity for bonds backed by subprime mortgages improved with the reduced volatility across broader risk markets and apparent increase in overall risk appetite.  However, beginning in second quarter of 2011, the market for the lower quality, distressed segments of the subprime and Alt-A mortgage markets again displayed weakness.  Distortions to the amount of available supply in the market of these asset types had the impact of increasing volatility and reducing liquidity in these segments of the non-agency RMBS markets.  In the second half of 2011, while these supply problems dissipated, additional headwinds from fundamental problems in the housing market and uncertainty from the broader global markets negatively impacted credit risk premiums, further pressuring bond prices lower.  In managing its risk exposure to subprime and Alt-A mortgages, the Company takes into account collateral performance and structural characteristics associated with its various positions.

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

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table previously referenced. As of December 31, 2011, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $189.3 and $69.7, respectively, representing 0.8% of total fixed maturities, including securities pledged. As of December 31, 2010, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $456.3 and $109.9, respectively, representing 2.1% of total fixed maturities.

Transfer of Alt-A RMBS Participation Interest and Related Loan to Dutch State

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-Up Facility covering 80% of ING’s Alt-A RMBS. Refer to Liquidity and Capital Resources contained herein.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2011 and 2010:

% of Total Subprime Mortgage-backed Securities
	NAIC Designation		NRSRO Rating		Vintage
2011
	1	79.0%	AAA	1.6%	2007	18.9%
	2	6.2%	AA	5.9%	2006	6.6%
	3	10.5%	A	7.9%	2005 and prior	74.5%
	4	1.5%	BBB	9.8%		100.0%
	5	1.3%	BB and below	74.8%
	6	1.5%		100.0%
		100.0%

2010
	1	76.4%	AAA	9.3%	2007	39.7%
	2	5.2%	AA	10.7%	2006	6.9%
	3	2.0%	A	9.5%	2005 and prior	53.4%
	4	13.3%	BBB	8.4%		100.0%
	5	0.2%	BB and below	62.1%
	6	2.9%		100.0%
		100.0%

The Company’s exposure to Alt-A mortgages is included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of December 31, 2011, the fair value and gross unrealized losses aggregated to $124.2 and $52.7, representing 0.5% of total fixed maturities, including securities pledged. As of December 31, 2010, the fair value and gross unrealized losses aggregated to $158.3 and $51.1, respectively, representing 0.7% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2011 and 2010:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		NRSRO Rating		Vintage
2011
	1	39.0%	AAA	0.4%	2007	28.3%
	2	12.1%	AA	1.8%	2006	18.3%
	3	12.5%	A	5.1%	2005 and prior	53.4%
	4	28.5%	BBB	3.1%		100.0%
	5	7.0%	BB and below	89.6%
	6	0.9%		100.0%
		100.0%

2010
	1	48.0%	AAA	5.5%	2007	29.7%
	2	8.3%	AA	3.7%	2006	19.8%
	3	14.7%	A	0.8%	2005 and prior	50.5%
	4	24.6%	BBB	1.7%		100.0%
	5	4.1%	BB and below	88.3%
	6	0.3%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

Delinquency rates on commercial mortgages have remained elevated in recent months. However, the steep pace of increases observed in the months following the credit crisis has slowed, and some recent months have posted month over month declines in delinquent mortgages. In addition, other performance metrics like vacancies, property values and rent levels have exhibited improvements, providing early signals of a recovery in commercial real estate. In addition, the primary market for CMBS continued its recovery from the credit crisis, with total new issuance in 2011 higher for the third straight year.  This had the impact of increasing credit availability within the commercial real estate universe. For consumer asset-backed securities, delinquency and loss rates have continued to decline. While there are concerns with consumer loans as a result of the current macro-economic environment, improvements in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of December 31, 2011 and 2010, the fair value of the Company’s CMBS totaled $2.0 billion and $2.2 billion, respectively, and other ABS, excluding subprime exposure, totaled $496.2 and $656.7, respectively. As of December 31, 2011, the gross unrealized losses related to CMBS totaled $26.4 and gross unrealized losses related to Other ABS, excluding subprime exposure, totaled $0.2. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2011 and 2010:

% of Total CMBS
	NAIC Designation		NRSRO Rating		Vintage
2011
	1	97.1%	AAA	52.7%	2008	0.5%
	2	1.8%	AA	18.4%	2007	25.9%
	3	0.0%	A	12.7%	2006	31.2%
	4	0.0%	BBB	8.8%	2005 and prior	42.4%
	5	0.0%	BB and below	7.4%		100.0%
	6	1.1%		100.0%
		100.0%

2010
	1	91.7%	AAA	52.5%	2008	0.9%
	2	1.5%	AA	21.4%	2007	23.6%
	3	1.4%	A	13.4%	2006	24.6%
	4	4.8%	BBB	6.4%	2005 and prior	50.9%
	5	0.6%	BB and below	6.3%		100.0%
	6	0.0%		100.0%
		100.0%

As of December 31, 2011, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 31.2%, 14.2%, and 30.9%, respectively, of total other ABS, excluding subprime exposure.  As of December 31, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 31.2%, 25.6%, and 28.5%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2011 and 2010:

% of Total other ABS
	NAIC Designation		NRSRO Rating		Vintage
2011
	1	96.0%	AAA	86.1%	2011	18.7%
	2	1.8%	AA	3.8%	2010	10.7%
	3	0.0%	A	3.0%	2009	8.3%
	4	0.1%	BBB	3.8%	2008	3.6%
	5	2.1%	BB and below	3.3%	2007	19.3%
	6	0.0%		100.0%	2006	20.2%
		100.0%			2005 and prior	19.2%
						100.0%

2010
	1	86.7%	AAA	66.0%	2010	13.1%
	2	9.4%	AA	17.5%	2009	16.2%
	3	1.2%	A	3.1%	2008	10.9%
	4	0.2%	BBB	9.4%	2007	18.1%
	5	1.4%	BB and below	4.0%	2006	16.2%
	6	1.1%		100.0%	2005 and prior	25.5%
		100.0%				100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $3.1 billion and $3.0 billion as of December 31, 2011 and 2010, respectively. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan-specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items.  This review ensures properties are performing at a consistent and acceptable level to secure the debt.

All commercial mortgages are evaluated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  Impairments taken on the mortgage loan portfolio were $6.9, $6.3, and $20.9 for the years ended December 31, 2011, 2010, and 2009, respectively. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  There were no mortgage loans in the Company’s portfolio in arrears with respect to principal and interest at December 31, 2011 and 2010.  Due to challenges that the economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. At December 31, 2011 and 2010, the Company had a $1.5 and $3.0 allowance for mortgage loan credit losses, respectively.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans.  The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property.  The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments.  These ratios are utilized as part of the review process described above.  LTV and DSC ratios as of December 31, 2011 and 2010, are as follows:

	2011(1)	2010(1)
Loan to Value Ratio:
0% - 50%	$920.9	$1,140.4
50% - 60%	833.9	707.7
60% - 70%	1,173.2	903.4
70% - 80%	191.3	197.6
80% - 90%	19.5	21.8
Total Commercial Mortgage Loans	$3,138.8	$2,970.9

(1)   Balances do not include allowance for mortgage loan credit losses.

	2011(1)	2010(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,105.3	$2,038.3
1.25x - 1.5x	565.8	387.9
1.0x - 1.25x	355.5	255.2
Less than 1.0x	112.2	144.0
Mortgages secured by loans on land or construction loans	-	145.5
Total Commercial Mortgage Loans	$3,138.8	$2,970.9

(1)   Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of December 31, 2011 and 2010.

	2011(1)		2010(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans
by US Region:
Pacific	$702.5	22.4%	$741.0	24.9%
South Atlantic	582.8	18.6%	546.8	18.4%
Middle Atlantic	361.7	11.5%	385.0	13.0%
East North Central	411.4	13.1%	289.1	9.7%
West South Central	414.1	13.2%	388.6	13.1%
Mountain	364.9	11.6%	361.9	12.2%
New England	82.2	2.6%	81.1	2.7%
West North Central	138.2	4.4%	113.3	3.8%
East South Central	81.0	2.6%	64.1	2.2%
Total Commercial Mortgage Loans	$3,138.8	100.0%	$2,970.9	100.0%

(1) Balances do not include allowance for mortgage loan credit losses.

	2011(1)		2010(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans
by Property Type:
Apartments	$371.5	11.8%	$451.0	15.2%
Hotel/Motel	129.6	4.1%	177.4	6.0%
Industrial	1,223.2	39.0%	1,003.5	33.7%
Office	542.2	17.3%	542.4	18.3%
Other	52.3	1.7%	102.7	3.5%
Retail	807.4	25.7%	693.9	23.3%
Mixed use	12.6	0.4%	-	0.0%
Total Commercial Mortgage Loans	$3,138.8	100.0%	$2,970.9	100.0%

(1) Balances do not include allowance for mortgage loan credit losses.

The following tables set forth the breakdown of commercial mortgages by year of origination as of December 31, 2011 and 2010.

	2011(1)	2010(1)
Year of Origination:
2011	$791.2	$-
2010	272.1	230.6
2009	77.8	85.3
2008	406.5	446.9
2007	447.7	572.9
2006 and prior	1,143.5	1,635.2
Total Commercial Mortgage Loans	$3,138.8	$2,970.9

(1) Balances do not include allowance for mortgage loan credit losses.

Troubled Debt Restructuring

The Company has high quality, well performing portfolios of commercial mortgage loans and private placements.  Under certain circumstances, modifications to these contracts are granted. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include: reduction of the face amount or maturity amount of the debt as originally stated, reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or reduction of accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2011, the Company had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $9.8.

During the twelve months ended December 31, 2011, the Company had no loans modified in a troubled debt restructuring with a subsequent payment default.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for IG and BIG securities by duration, based on NAIC designations, were as follows at December 31, 2011 and 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$40.0	13.4%	$10.9	3.6%	$124.6	28.8%	$12.4	2.9%
More than six months and twelve months or less below amortized cost	38.3	12.8%	4.0	1.3%	2.2	0.5%	0.1	0.0%
More than twelve months below amortized cost	136.5	45.7%	69.3	23.2%	167.5	38.8%	125.3	29.0%
Total unrealized capital loss	$214.8	71.9%	$84.2	28.1%	$294.3	68.1%	$137.8	31.9%

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for securities rated BBB and above (Investment Grade (“IG”)) and securities rated BB and below (Below Investment Grade (“BIG”)) by duration, based on NRSRO designations, were as follows at December 31, 2011 and 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$40.3	13.5%	$10.6	3.5%	$125.0	29.0%	$12.0	2.8%
More than six months and twelve months or less below amortized cost	26.9	9.0%	15.4	5.2%	2.2	0.5%	0.1	0.0%
More than twelve months below amortized cost	69.8	23.3%	136.0	45.5%	97.8	22.6%	195.0	45.1%
Total unrealized capital loss	$137.0	45.8%	$162.0	54.2%	$225.0	52.1%	$207.1	47.9%

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2011 and 2010.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$-	$-	$-	$-	$-	$-	$-	$-
U.S. government agencies and authorities	-	-	-	-	-	-	-	-
U.S. corporate, state, and municipalities	798.9	17.6	97.6	4.1	208.0	20.6	1,104.5	42.3
Foreign	476.5	30.2	51.1	5.0	339.5	34.6	867.1	69.8
Residential mortgage-backed	74.6	0.9	188.2	5.7	305.6	84.3	568.4	90.9
Commercial mortgage-backed	155.1	1.9	234.7	17.9	35.7	6.6	425.5	26.4
Other asset-backed	42.6	0.3	26.5	9.6	142.1	59.7	211.2	69.6
Total	$1,547.7	$50.9	$598.1	$42.3	$1,030.9	$205.8	$3,176.7	$299.0

2010
U.S. Treasuries	$677.8	$2.4	$-	$-	$-	$-	$677.8	$2.4
U.S. government agencies and authorities	18.1	0.2	-	-	-	-	18.1	0.2
U.S. corporate, state, and municipalities	2,494.7	73.0	37.1	1.0	258.9	19.5	2,790.7	93.5
Foreign	1,277.5	52.8	35.8	1.1	195.4	20.4	1,508.7	74.3
Residential mortgage-backed	472.6	7.2	1.0	0.1	336.5	91.2	810.1	98.5
Commercial mortgage-backed	22.6	0.4	4.3	0.1	390.2	38.6	417.1	39.1
Other asset-backed	133.5	1.0	8.7	0.0	441.6	123.1	583.8	124.1
Total	$5,096.8	$137.0	$86.9	$2.3	$1,622.6	$292.8	$6,806.3	$432.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 83.4% of the average book value as of December 31, 2011.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2011 and 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$1,638.7	$178.0	$52.5	$52.5	271	49
More than six months and twelve months or less below amortized cost	645.4	57.1	38.0	17.3	67	22
More than twelve months below amortized cost	735.1	221.4	47.0	91.7	126	80
Total	$3,019.2	$456.5	$137.5	$161.5	464	151

2010
Six months or less below amortized cost	$5,650.7	$49.3	$172.3	$13.2	585	14
More than six months and twelve months or less below amortized cost	289.5	18.9	15.9	4.8	46	3
More than twelve months below amortized cost	688.7	541.3	40.6	185.3	95	137
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2011 and 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
U.S. Treasuries	$-	$-	$-	$-	-	-
U.S. government agencies and authorities	-	-	-	-	-	-
U.S. corporate, state and municipalities	1,112.3	34.5	32.4	9.9	137	5
Foreign	850.6	86.3	41.7	28.1	131	12
Residential mortgage-backed	500.9	158.4	31.7	59.2	98	89
Commercial mortgage-backed	446.3	5.6	25.1	1.3	24	1
Other asset-backed	109.1	171.7	6.6	63.0	74	44
Total	$3,019.2	$456.5	$137.5	$161.5	464	151

2010
U.S. Treasuries	$680.2	$-	$2.4	$-	2	-
U.S. government agencies and authorities	18.3	-	0.2	-	2	-
U.S. corporate, state and municipalities	2,850.0	34.2	84.1	9.4	279	6
Foreign	1,563.7	19.3	69.2	5.1	142	7
Residential mortgage-backed	636.6	272.0	22.1	76.4	121	77
Commercial mortgage-backed	418.6	37.6	22.1	17.0	27	9
Other asset-backed	461.5	246.4	28.7	95.4	153	55
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

For the year ended December 31, 2011, unrealized capital losses on fixed maturities decreased by $133.1.  The decrease in gross unrealized losses is primarily due to recognition of OTTI on Other ABS and CMBS, market improvement of the CMBS portfolio in the second half of 2011 and the overall declining yields and tightening spreads, leading to higher fair values of fixed maturities.

At December 31, 2011, the Company held no fixed maturity with an unrealized capital loss in excess of $10.0.  At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0.  The unrealized capital loss on this fixed maturity equaled $17.8, or 4.1% of the total unrealized capital losses, as of December 31, 2010.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in “Other-Than-Temporary Impairments” (“OTTI”), which follows this section. After detailed impairment analysis was completed, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired, and therefore no further other-than-temporary impairment was necessary.

Other-Than-Temporary Impairments

The Company evaluates available-for-sale fixed maturity and equity securities for impairment on a quarterly basis.  The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the “Critical Accounting Policies, Judgments, and Estimates” section for a discussion of the policy used to evaluate whether the investments are other-than temporarily impaired.

The following tables identify the Company’s credit-related and intent-related other-than-temporary impairments included in the Statements of Operations, excluding impairments included in Other comprehensive income (loss), by type for the years ended December 31, 2011, 2010, and 2009.

	2011		2010			2009
	Impairment	No. of Securities	Impairment		No. of Securities	Impairment	No. of Securities
U.S. Treasuries	$-	-	$-		-	$114.7	10
U.S. corporate	9.5	17	4.8		19	55.2	55
Foreign(1)	27.2	52	30.7		23	31.1	45
Residential mortgage-backed	12.3	65	24.5		67	78.6	84
Commercial mortgage-backed	49.7	14	23.2		7	70.9	5
Other asset-backed	74.8	60	104.6		54	114.5	44
Equity	-	-	-	*	1	3.3	5
Public utilities	-	-	0.3		5	-	-
Mortgage loans on real estate	6.9	5	6.3		5	20.9	8
Limited partnerships	-	-	-		-	0.4	1
Total	$180.4	213	$194.4		181	$489.6	257

* Less than $0.1.

(1) Primary U.S. dollar denominated.

The above tables include $27.6, $95.5, and $171.2, in other-than-temporary write-downs for the years ended December 31, 2011, 2010, and 2009, respectively, related to credit impairments, which are recognized in earnings. The remaining write-downs are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the years ended December 31, 2011, 2010, and 2009.

	2011		2010		2009
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. Treasuries	$-	-	$-	-	$114.7	10
U.S. Corporate	9.5	16	3.8	18	45.9	41
Foreign(1)	24.1	48	12.8	18	25.6	41
Residential mortgage-backed	1.8	8	6.1	11	2.9	1
Commercial mortgage-backed	45.5	14	3.9	2	70.9	5
Other asset-backed	71.9	59	72.0	35	58.4	13
Public utilities	-	-	0.3	5	-	-
Total	$152.8	145	$98.9	89	$318.4	111

(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities.  In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The remaining fair value of fixed maturities with other-than-temporary impairments as of December 31, 2011, 2010, and 2009 was $2.1 billion, $2.3 billion, and $2.4 billion, respectively.

The following tables identify the amount of credit impairments on fixed maturities for the years ended December 31, 2011, 2010, and 2009, for which a portion of the OTTI was recognized in Accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

	2011	2010	2009
Balance at January 1	$118.2	$123.3	$-
Implementation of OTTI guidance included in ASC Topic 320(1)	-	-	92.7
Additional credit impairments:
On securities not previously impaired	5.0	20.0	21.7
On securities previously impaired	6.7	23.4	13.8
Reductions:
Intent Impairments	(3.4)	(7.1)
Securities sold, matured, prepaid or paid down	(62.4)	(41.4)	(4.9)
Balance at December 31	$64.1	$118.2	$123.3

(1)  Represents credit losses remaining in Retained earnings related to the adoption of new guidance on OTTI, included in ASC Topic 320, on April 1, 2009.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives.  The cost of the investments on disposal is generally determined based on first-in-first-out methodology.  Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009

Fixed maturities, available-for-sale, including securities pledged	$33.7	$11.8	$(298.0)
Fixed maturities at fair value using the fair value option	(34.4)	(14.6)	117.6
Equity securities, available-for-sale	(0.2)	1.9	6.4
Derivatives	748.7	(795.6)	(2,307.2)
Other investments	(5.7)	(9.2)	(15.9)
Net realized capital gains (losses)	$742.1	$(805.7)	$(2,497.1)
After-tax net realized capital losses	$591.4	$(580.7)	$(1,590.2)

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$1,778.0	$7.8	$-	$1,785.8
U.S government agencies and authorities	-	23.7	-	23.7
U.S. corporate, state and municipalities	-	10,251.1	124.5	10,375.6
Foreign	-	5,525.2	56.9	5,582.1
Residential mortgage-backed securities	-	2,183.6	60.7	2,244.3
Commercial mortgage-backed securities	-	2,001.9	-	2,001.9
Other asset-backed securities	-	600.8	79.3	680.1
Equity securities, available-for-sale	11.4	-	16.3	27.7
Derivatives:
Interest rate contracts	4.0	1,596.0	-	1,600.0
Foreign exchange contracts	-	9.7	-	9.7
Equity contracts	26.5	-	33.6	60.1
Credit contracts	-	0.9	-	0.9
Embedded derivative on reinsurance	-	-	-	-
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	2,760.7	5.8	-	2,766.5
Assets held in separate accounts	39,356.9	-	-	39,356.9
Total	$43,937.5	$22,206.5	$371.3	$66,515.3

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$-	$-	$1,282.2	$1,282.2
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	-	-	114.9	114.9
Embedded derivative on reinsurance	-	230.9	-	230.9
Derivatives:
Interest rate contracts	-	526.7	-	526.7
Foreign exchange contracts	-	42.4	-	42.4
Equity contracts	3.3	-	25.1	28.4
Credit contracts	-	1.2	12.9	14.1
Total	$3.3	$801.2	$1,435.1	$2,239.6

(1)

Level 3 net assets and liabilities accounted for (1.7)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (4.3)%.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$1,552.3	$60.4	$-	$1,612.7
U.S government agencies and authorities	-	24.3	-	24.3
U.S. corporate, state and municipalities	-	9,491.1	40.1	9,531.2
Foreign	-	5,389.1	9.8	5,398.9
Residential mortgage-backed securities	-	1,979.5	191.5	2,171.0
Commercial mortgage-backed securities	-	2,198.9	-	2,198.9
Other asset-backed securities	-	458.2	649.4	1,107.6
Equity securities, available-for-sale	52.6	-	13.5	66.1
Derivatives:
Interest rate contracts	2.6	162.5	12.0	177.1
Foreign exchange contracts	-	5.1	-	5.1
Equity contracts	12.4	-	95.3	107.7
Credit contracts	-	3.2	-	3.2
Embedded derivative on reinsurance	-	20.9	-	20.9
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,155.8	-	-	1,155.8
Assets held in separate accounts	44,413.3	-	-	44,413.3
Total	$47,189.0	$19,793.2	$1,011.6	$67,993.8

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$-	$-	$1,165.5	$1,165.5
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	-	-	77.0	77.0
Embedded derivative on reinsurance
Derivatives:
Interest rate contracts	-	419.2	0.3	419.5
Foreign exchange contracts	-	42.1	-	42.1
Equity contracts	0.8	-	16.0	16.8
Credit contracts	-	0.1	14.4	14.5
Total	$0.8	$461.4	$1,273.2	$1,735.4

(1)

Level 3 net assets and liabilities accounted for (0.4)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (1.2)%.

European Exposures

In the first half of 2010 concerns arose regarding the creditworthiness of several southern European countries, which later spread to other European countries. As a result of these concerns the fair value of sovereign debt decreased and those exposures were being monitored more closely.  With regard to troubled European countries, the Company’s main focus is on Greece, Italy, Ireland, Portugal and Spain (henceforth defined as “peripheral Europe”) as these countries have applied for support from the European Financial Stability Fund (“EFSF”) or received support from the European Central Bank (“ECB”) via government bond purchases in the secondary market.

The financial turmoil in Europe continues to be a dominant investment theme across the global capital markets.  While certain aspects of this crisis seem to have stabilized somewhat, the possibility of capital markets volatility spreading through a highly integrated and interdependent banking system remains elevated.  Furthermore, it is the Company’s view that the risk among European sovereigns and financial institutions warrants specific scrutiny in addition to its customary surveillance and risk monitoring given how highly correlated these sectors of the region have become.

When quantifying its exposure to the region, the Company attempts to identify the economic country of risk by considering all aspects of the risk to which it is exposed.  Among these factors are the country of the issuer, the country of the issuer’s ultimate parent, the corporate and economic relationship between the issuer and its parent, as well as the political, legal, and economic environment in which each functions.  By undertaking this assessment, the Company believes that it develops a more accurate assessment of the actual geographic risk, with a more integrated understanding of all contributing factors to the full risk profile of the issuer.

In the normal course of its on-going risk and portfolio management process, the Company closely monitors compliance with a credit limit hierarchy designed to minimize overly concentrated risk exposures by geography, sector, and issuer.  This framework takes into account various factors such as internal and external ratings, capital efficiency, and liquidity and is overseen by a combination of Investment and Corporate Risk Management, as well as insurance portfolio managers focused specifically on managing the investment risk embedded in the Company’s portfolio.

As of December 31, 2011, the Company has $455.0 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments in the industrial and utility sectors of $454.5 and derivative assets exposure to financial institutions of $0.5.   For purposes of calculating the derivative assets exposure, the Company has aggregated exposure to single name and portfolio product credit default swaps (“CDS”), as well as all non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope. Notably, the Company has no fixed maturity and equity securities exposure to sovereigns or financial institutions in peripheral Europe, the market segment the Company believes is most vulnerable to continued uncertainty and risk. Peripheral European exposure includes exposure to Italy of $179.8, Ireland of $131.2 and Spain of $139.8. Notably, the Company had no exposure to Greece.

Among the remaining $3.1 billion of total non-peripheral European exposure, the Company has a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. Sovereign exposure is $736.9, which consists of fixed maturity and equity securities of $78.7 and loans and receivables of

$658.2, which consists of the Dutch State payment obligation to the Company under the Illiquid Assets Back-up Facility (see the Related Party Transactions note to the Financial Statements for further details). The Company also has $672.5 in exposure to financial institutions with a notable concentration in France of $338.9, the United Kingdom of $111.4, and Switzerland of $124.4.  The balance of $2.1 billion is invested across non-peripheral European non-financials.

In addition to notable aggregate concentration to the State of the Netherlands of $1.0 billion (which includes the $658.2 Dutch State payment obligation) and the United Kingdom of $731.4, the Company has significant non-peripheral European total country exposures to Switzerland of $232.8, France of $273.6 and Germany of $218.1.  The Company’s financial exposure to the United Kingdom, Switzerland and France is also notable and receives additional scrutiny given the Company’s focus on the potential for European contagion to be spread via the banking system.   In each case, the Company believes the primary risk is to market value fluctuations resulting from spread volatility followed by modest default risk should the European crisis fail to be resolved as the Company currently expects.

The following table represents the Company’s European exposures at fair value and amortized cost as of December 31, 2011.

	Fixed Maturity and Equity Securities						Derivative Assets
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Financial Institutions	Sovereign	Non- Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)	Net Non-US Funded at December 31, 2011 (1)

Greece	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ireland	-	-	130.7	130.7	122.1	-	0.5	-	-	-	0.5	131.2
Italy	-	-	179.8	179.8	176.0	-	-	-	-	-	-	179.8
Portugal	-	-	4.2	4.2	4.0	-	-	-	-	-	-	4.2
Spain	-	-	139.8	139.8	134.2	-	-	-	-	-	-	139.8
Total Peripheral Europe	$-	$-	$454.5	$454.5	$436.3	$-	$0.5	$-	$-	$-	$0.5	$455.0

France	-	48.4	209.9	258.3	255.7	-	290.5	-	0.1	275.3	15.3	273.6
Germany	-	7.9	206.4	214.3	198.5	-	7.6	-	0.1	3.9	3.8	218.1
Netherlands	-	48.8	295.6	344.4	315.7	658.2	-	-	-	-	-	1,002.6
Switzerland	-	20.3	201.8	222.1	209.1	-	104.1	-	0.6	94.0	10.7	232.8
United Kingdom	-	47.6	676.3	723.9	696.7	-	63.8	-	0.2	56.5	7.5	731.4
Other non-peripheral (2)	78.7	33.5	483.6	595.8	566.9	-	-	-	0.4	-	0.4	596.2
Total Non-Peripheral Europe	78.7	206.5	2,073.6	2,358.8	2,242.6	658.2	466.0	-	1.4	429.7	37.7	3,054.7
Total	$78.7	$206.5	$2,528.1	$2,813.3	$2,678.9	$658.2	$466.5	$-	$1.4	$429.7	$38.2	$3,509.7

(1) Represents summation of: (i) total Fixed maturity and equity securities at fair value; (ii) Loan and receivables sovereign at amortized cost; and (iii) Derivative assets at fair value.

(2) Other non-peripheral countires include: Austria, Belgium, Croatia, Denmark, Finland, Hungary, Iceland, Kazakhstan, Latvia, Lithuania, Luxembourg, Norway, Russian Federation, Sweden, and Turkey.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Liquidity Management

The Company’s principal available sources of liquidity are annuity product charges, GIC and fixed annuity deposits, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, securities lending, reinsurance, and capital contributions.  Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, payments under guaranteed death and living benefits, investment purchases, repayment of debt, and contract maturities, withdrawals, and surrenders.

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents, and short-term investments.  As part of the liquidity management process, different scenarios are modeled to determine whether existing assets are adequate to meet projected cash flows. Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contract owner behavior, market value of general account assets, variable separate account performance, and implications of rating agency actions.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  The Company maintains the following agreements:

▪      A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. At December 31, 2011 and 2010, the Company had an outstanding receivable of $535.9 and $593.6, respectively, with ING AIH under the reciprocal loan agreement.

▪      The Company holds approximately 43.0% of its assets in marketable securities.  These assets include cash, U.S. Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS, CMO and Equity securities.  In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls, and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under the Company’s Liquidity Plan, up to 12% of the Company’s general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs.  As of December 31, 2011, the Company had securities lending obligations of $524.3, which represents less than 0.8% of the Company’s general account statutory admitted assets.

The Company is a member of the FHLB and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  As of December 31, 2011 and 2010, the Company had $1,579.6 in non-putable funding agreements, including accrued interest, issued to FHLB. As of December 31, 2011 and 2010, assets with a market value of approximately $1,897.7 and $1,930.1, respectively, collateralized the funding agreements issued to the FHLB.  Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Balance Sheets.

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

Capital Contributions and Dividends

During the year ended December 31, 2011 and 2010, the Company received $44.0 and $749.0, respectively, in capital contributions from its Parent.

During 2011 and 2010, the Company did not pay any dividends or return of capital distributions to its Parent.

Transfer of Alt-A RMBS Participation Interest and Related Loan to Dutch State

In the first quarter of 2009, ING reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on the Back-Up Facility covering 80% of ING’s Alt-A RMBS.  Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING U.S. insurance with a book value of $36.0 billion, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”).  As a result of the risk transfer, the Dutch State participates in 80% of any results of the ING Alt-A RMBS portfolio.  The risk transfer to the Dutch State took place at a discount of approximately 10% of par value.  In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State.  Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio.  The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

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

As part of the final Restructuring Plan submitted to the EC in connection with its review of the Dutch state aid to ING, ING has agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. Under this new agreement, the terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, remain unaltered and the additional payments are not borne by the Company or any other ING U.S. subsidiaries. For a description of the key components of the Restructuring Plan, see the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of December 31, 2011 and 2010, the Company held $821.2 and $57.9, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Balance Sheets. In addition, as of December 31, 2011 and 2010, the Company delivered collateral of $779.8 and $749.7, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Balance Sheets.

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

Upon inception of the agreement, the Company paid SLDI a premium of $245.6.  At the same time, the Company established a funds withheld liability for $188.5 to SLDI and SLDI purchased a $65.0 letter of credit to support the ceded Statutory reserves of $245.6.  In addition, the Company recognized a gain of $17.9 based on the difference between the premium paid and the ceded U.S. GAAP reserves of $227.7, which offsets the $57.1 ceding allowance paid by SLDI.  The ceding allowance will be amortized over the life of the business.

As of December 31, 2011 and 2010, the value of the funds withheld liability under this agreement was $190.7 and $191.3, which is included in Other liabilities on the Balance Sheets.

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

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement.  For the years ended December 31, 2011 and 2010, revenue related to the agreement was $12.4 and $11.9, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company, and the Company deposited those assets into a funds withheld trust account.  As of December 31, 2011, the assets on deposit in the trust account increased to $5.3 billion.  The Company also established a corresponding funds withheld liability to SLDI, which is included in Other liabilities on the Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account.  SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

Effective October 1, 2011, the Company and SLDI entered into an amended and restated automatic reinsurance agreement of the existing 2009 amended and restated reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement.

At December 31, 2011 and 2010, the value of reserves ceded by the Company under this agreement was $1.9 billion and $1.0 billion, respectively.  In addition, a deferred loss in the amount of $356.4 and $355.9 at December 31, 2011 and 2010, respectively, is included in Other assets on the Balance Sheets and is amortized over the period of benefit.

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

The coinsurance agreement is accounted for using the deposit method.  As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets.  The receivable will be adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission.  The Company incurred amortization expense of the negative ceding commission of $7.2, $21.4, and $17.9, for the years ended December 31, 2011, 2010, and 2009, respectively, which is recorded in Other expenses in the Statements of Operations.

Universal Life – Coinsurance

Effective January 1, 2000, the Company entered into a 100% coinsurance agreement with its affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement.  As of December 31, 2011 and 2010, the value of reserves ceded by the Company under this agreement was $18.7 and $18.1, respectively.

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

The value of GIC reserves ceded by the Company under this agreement was $121.4 and $40.0 at December 31, 2011 and 2010, respectively.

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

The stop-loss agreement is accounted for using the deposit method.  A fee receivable from affiliate of $0.9 is included in Future policy benefits and claims reserves on the Balance Sheets.  The fee is accrued for and subsequently settled in cash each quarterly accounting period.

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

As of December 31, 2011 and 2010, the value of the reserves assumed by the Company under these agreements was $9.4 and $9.6, respectively.

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

As of December 31, 2011 and 2010, the value of the reserves assumed by the Company under this agreement was $453.1 and $465.5, respectively.

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

The initial premium of $60.0 for this agreement was equal to the net Statutory reserve assumed by the Company.  Thereafter, premiums were equal to the total earned reinsurance premiums collected by RLI, less a ceding commission.  RLI retained all reinsurance premiums payable to the Company as funds withheld, as security for ceded liabilities and against which ceded losses were offset.  Net settlements were made on a monthly basis.  In addition, the Company provided reserve credit (in the excess of the funds withheld balance) to RLI through either a cash deposit or letter of credit.  As of December 31, 2011 and 2010, the Company did not have any reserves assumed under this agreement.

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

On December 7, 2011, Moody’s downgraded the insurance financial strength rating of the Company to “A3” from “A2” and revised the outlook to Stable from Negative.

On March 7, 2012, S&P affirmed the counterparty credit and insurance financial strength rating of the Company at “A-” and revised the outlook to Stable from Watch Negative. On December 8, 2011, S&P downgraded the counterparty credit and insurance financial strength rating of the Company to “A-” from “A” and revised the outlook to Watch Negative from Stable. On November 17, 2011, S&P affirmed the “A” rating of the Company and revised the outlook to Stable from Negative based on de-risking and improving business fundamentals.

On August 19, 2011, Fitch Ratings Ltd. (“Fitch”) revised the Company’s Rating Watch status to Evolving from Negative.

On December 14, 2011, A.M. Best affirmed the insurance financial strength rating of the Company at “A”, downgraded the issuer credit rating to “a” from “a+” and revised the outlook to Ratings Under Review with Negative Implications from Stable.  On June 16, 2011, A.M. Best affirmed the Company’s insurance financial strength rating of “A” and the issuer credit rating of “a+”.

The ratings of the Company by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of the Company’s financial strength.  In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities, and direct or implied support from parent companies, including implications of the ING restructuring plan, among other factors. The ratings actions, affirmations and outlook changes by S&P, Moody’s, and A.M. Best in December 2011 followed the fourth quarter 2011 announcements by ING regarding a charge of EUR 0.9 to EUR 1.1 billion against fourth quarter results of the U.S. Closed Block Variable Annuity business.

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

As of December 31, 2011 and 2010, the guaranteed value of these death benefits in excess of account values was estimated to be as follows:

(in billions)
2011
Net amount at risk, before reinsurance	$9.6
Net amount at risk, net of reinsurance	8.7

2010
Net amount at risk, before reinsurance	$7.9
Net amount at risk, net of reinsurance	6.9

The increase in the guaranteed value of these death benefits was primarily driven by the rollup provisions on the GMDB’s. The guaranteed value of GMDB’s in excess of account values, net of reinsurance, was projected to be covered by the Company’s variable annuity guarantee hedging program.

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits, and the additional liabilities recognized related to GMDB’s, as of December 31, 2011 and 2010, were as follows:

2011
Separate account liability	$39,356.9
Additional liability balance	510.3

2010
Separate account liability	$44,413.3
Additional liability balance	373.9

As of December 31, 2011 and 2010, the above additional liability recorded by the Company, net of reinsurance, represented the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values.  The liability increased mainly due to an increase in expected future claims attributable to a combination of movement in equity markets during 2011 and refinements to best estimate assumptions.

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

The following guaranteed living benefits information is as of December 31, 2011 and 2010:

	Non-reinsured	Reinsured
	Living Benefits	Living Benefits
	(GMAB/GMWB)	(GMIB/GMWBL)
2011
Net amount at risk, before reinsurance	$63.2	$5,692.0
Net amount at risk, net of reinsurance	63.2	-

2010
Net amount at risk, before reinsurance	$52.4	$2,016.8
Net amount at risk, net of reinsurance	52.4	-

The net amount at risk for the Reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contractholder over the current account value. During fourth quarter 2011, the Company revised the methodology used to calculate the net amount at risk to better reflect the nature of the underlying living benefits and to more closely align our methodology with peers. The current methodology partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits.  The values for the Reinsured living benefits in the above table are presented under the new methodology as of December 31, 2011 and 2010. The increase in the net amount at risk of these living benefits from $2.0 billion to $5.7 billion was primarily driven by changes in the interest rate environment during 2011, combined with rollup provisions on the Reinsured living benefits.

The net amount at risk for the Non-reinsured living benefits is equal to the guaranteed value of these benefits in excess of the account values, which is reflected in the table above.

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits, and the additional liabilities recognized related to minimum guarantees, by type, as of December 31, 2011 and 2010, were as follows:

	Non-reinsured	Reinsured
	Living Benefits	Living Benefits
	(GMAB/GMWB)	(GMIB/GMWBL)
2011
Separate account liability	$1,105.9	$-
Additional liability balance	114.9	-

2010
Separate account liability	$1,442.6	$-
Additional liability balance	77.0	-

As of December 31, 2011 and 2010, the above additional liabilities recorded by the Company, net of reinsurance, represented the estimated net present value of its future obligations for these benefits.

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

The Variable Annuity Funding Capital Hedging Program, which was approved during 2010, is an overlay to the Variable Annuity Guarantee Hedging Program that mitigates the impact of potential declines in equity markets and their impact on statutory capital. The program’s hedge strategy primarily involves using equity futures contracts.  The derivatives under the variable annuity guarantee hedging programs do not qualify for hedge accounting under U.S. GAAP.

Other risks posed by market conditions, such as the Company’s volatility risk, and risks posed by contract owner experience, such as surrender and mortality experience deviations, while measured and modeled, are not explicitly mitigated by this program.  The Company continues to review its hedging strategies, and may from time to time make revisions to the hedging program.

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

Fixed Indexed Annuities

The crediting mechanism for FIAs exposes the Company to changes in the equity market (“S&P 500”).  Under these contracts, the Company credits interest to the contract owner accounts at the greater of a fixed interest rate or a rate based upon performance of a specified equity index.  The Company bears the investment risk as the Company credits contract owner accounts with a stated interest rate, but cannot be certain that the investment income earned on the general account assets will exceed that rate.  For accounting purposes, the equity return component of the FIA is considered an embedded derivative.  See Critical Accounting Policies, Judgments, and Estimates “Reserves” for further discussion.

S&P 500 call options are purchased and written to hedge equity risk associated with the FIA contracts.  The Company also uses futures contracts to hedge certain FIA contracts.  The FIA hedging program is limited to currently accruing liabilities resulting from participation rates, that have already been set, and measured using capital market valuation techniques.  Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

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

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risks, and market risk. It is the Company’s policy not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

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

In addition, the Company has entered into two coinsurance with funds withheld arrangements which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.  The embedded derivative within the coinsurance funds withheld arrangement is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets, and changes in the fair value are recorded in Interest credited and other benefits to contract owners in the Statements of Operations.

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

As of December 31, 2011 and 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $255.3 and $529.2, respectively.

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own.  Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio.  Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties.  The Company has ISDA agreements with each counterparty with which it conducts business and tracks the collateral position for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Balance Sheets and is reinvested in short-term investments.  The source of non-cash collateral posted was investment grade bonds of the entity.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations.  Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Balance Sheets.  In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract.  At December 31, 2011, the fair value of credit default swaps of $0.9 and $14.1 was included in Derivatives and Other liabilities, respectively, on the Balance Sheets.  At December 31, 2010, the fair value of credit default swaps of $3.2 and $14.5 was included in Derivatives and Other liabilities, respectively, on the Balance Sheets.  As of December 2011 and 2010, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $108.8 and $308.1, respectively.

As of December 31, 2011, the Company had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase obligations(3)	$255.3	$255.3	$-	$-	$-
Reserves for insurance obligations(4)	83,038.1	9,388.1	14,811.9	12,716.9	46,121.2
Pension obligations(5)	16.2	1.5	3.2	3.2	8.3
Long-term debt obligations(1)	1,069.2	28.3	56.3	56.4	928.2
Operating lease obligations(2)	35.1	7.0	13.3	11.7	3.1
Securities lending and repurchase agreements	248.3	248.3	-	-	-
Total	$84,662.2	$9,928.5	$14,884.7	$12,788.2	$47,060.8

(1)	Long-term debt, including interest, consists of the following:
•

A surplus note in the principal amount of $35.0, and the related interest payable with its affiliate, SLD.  As of December 31, 2011, the outstanding principal, interest rate, and maturity date, of the surplus note were $35.0, 8.0%, and December 7, 2029, respectively.

•

Surplus notes in the aggregate principal amount of $400.0 and the related interest payable, with its affiliates, ING Life Insurance and Annuity Company, RLI and SLDI.  As of December 31, 2011, the aggregate amount of outstanding principal, interest rate, and maturity date, of these surplus notes were $400.0, 6.3%, and December 29, 2034, respectively.

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

(4)

Reserves for insurance obligations consist of amounts required to meet the Company’s future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity' lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting consistent with assumptions used in amortizing deferred policy acquisition costs. All estimated cash payments are undiscounted for the time value of money.

(5)	Pension obligations consist of actuarially-determined pension obligations, contribution matching obligations, and other supplemental retirement and insurance obligations, under various benefit plans.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included as a liability on the Balance Sheets. At December 31, 2011 and 2010, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2011 and 2010, the Company did not have any repurchase obligation.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At December 31, 2011 and 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2011 and 2010, the fair value of loaned securities was $233.0 and $139.7, respectively, and is included in Securities pledged on the Balance Sheets. Collateral associated with securities lending is included in Short-term investments under securities loan agreement, including collateral delivered, and the corresponding liabilities are included in Payables under securities loan agreement, including collateral held, on the Balance Sheets.

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

The December 2011 variable annuity assumption changes undertaken by the Company resulted in an increase in gross statutory reserves with respect to variable annuity guaranteed living benefits which are ceded to SLDI under an automatic reinsurance agreement between the Company and SLDI.  See “Reinsurance Agreements” included in Liquidity and Capital Resources in this Part II, Item 7.  SLDI’s increased credit for reinsurance obligations with respect to the increase in ceded statutory reserves is supported in part by a $1.5 billion unconditional and irrevocable letter of credit issued by ING Bank N.V. on December 31, 2011, which matures on December 31, 2031. The letter of credit was issued pursuant to a Contingent Capital Letter of Credit Facility Agreement between ING Bank and SLDI and is not confirmed by a qualifying US financial institution recognized by the NAIC SVO (“unconfirmed”).  The Division allowed the Company to accept the unconfirmed letter of credit and take reserve credit for the letter of credit with respect to the variable annuity guaranteed living benefits ceded under the reinsurance agreement between the Company and SLDI and is not a permitted practice.

During the period from December 31, 2008 through July 1, 2010, due to the reduction in liquidity and the limited availability of Letter of Credit US confirming banks, the Division also allowed the Company to accept and take statutory reserve credit for unconfirmed letters of credit issued by ING Bank N.V. in amounts up to $320.0 with respect to the variable annuity guaranteed living benefits ceded under the reinsurance agreement between the Company and SLDI.  Approval of the Company’s reserve credit related to unconfirmed letters of credit was undertaken by the Division pursuant to authority granted under Iowa’s credit for reinsurance regulation and was not a permitted practice.

Effective December 31, 2009, the Company adopted Actuarial Guideline 43 - Variable Annuity Commissioners Annuity Reserve Valuation Method (“AG43”) for its statutory basis of accounting.  Where the application of AG43 produces higher reserves than the Company had otherwise established under previous standards, the Company may request permission from the Division to grade-in the impact of higher reserve over a three year period.  During 2009, the Company elected this grade-in provision, as allowed under AG43 and as approved by the Division. The impact of the grade-in for the year ended December 31, 2009 was an increase in reserves and a corresponding decrease in statutory surplus of $79.2. Since the AG43 reserves as of December 31, 2010 were lower than reserves established under previous standards, the Company did not elect the grade in provision. The full impact of adopting AG43 as of December 31, 2010 was an increase in reserves of $24.9.

Effective December 31, 2009, the Company adopted SSAP No. 10R, Income Taxes, for its statutory basis of accounting.  This statement requires the Company to calculate admitted deferred tax assets based upon what is expected to reverse within one year with a cap on the admitted portion of the deferred tax asset of 10% of capital and surplus for its most recently filed statement.  If the Company’s risk-based capital (“RBC”) levels, after reflecting the above limitation, exceeds 250% of the authorized control level, the statement increases the limitation on admitted deferred tax assets from what is expected to reverse in one year to what is expected to reverse over the next three years and increases the cap on the admitted portion of the deferred tax asset from 10% of capital and surplus for its most recently filed statement to 15%.  Other revisions in the statement include requiring the Company to reduce the gross deferred tax asset by a statutory valuation allowance adjustment if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion of or all of the gross deferred tax assets will not be realized.  To temper this positive RBC impact, and as a temporary measure at December 31, 2009 only, a 5% pre-tax RBC charge was required to be applied to the additional admitted deferred tax assets generated by  SSAP 10R.  The adoption for 2009 had a December 31, 2009 sunset; however, during 2010, the 2009 adoption, including the 5% pre-tax RBC charge, was extended through December 31, 2011. The effects on the Company’s statutory financial statements of adopting this change in accounting principle were increases to total assets and capital and surplus of $86.5 and $70.4 as of December 31, 2011 and 2010, respectively.  This adoption had no impact on total liabilities or net income.

The NAIC RBC requirements require insurance companies to calculate and report information under a RBC formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC’s RBC reporting requirements. Amounts reported indicate that, as of December 31, 2011, the Company has total adjusted capital above all required capital levels.

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

Risk-based capital is also affected by the product mix of the in force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). Risk-based capital is an important factor in the determination of the credit and financial strength ratings of the Company. Declines in the market value of the Company’s separate account assets can increase the reserves for certain guaranteed benefits, even though the Company reinsures many of its guaranteed living benefits. Future declines in the market values of the Company’s separate account assets could cause future reductions in the Company’s surplus, which may also impact RBC.

Further, the Company’s statutory credit for reinsurance taken under the reinsurance agreement with SLDI covering the Company’s guaranteed living benefits is subject to uncertainty arising from the offshore reinsurer’s ability to provide letters of credit from lending banks under adverse market conditions.  The Company is taking various steps to develop alternative sources of credit for reinsurance collateral.

The Iowa Insurance Division recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division. Statutory capital and surplus of the Company was $2.2 billion and $1.7 billion as of December 31, 2011 and 2010, respectively.

See also Item 7. “Liquidity and Capital Resources - Reinsurance Agreements and Minimum Guarantees,” contained herein.

Income Taxes

Income tax obligations include the allowance on uncertain tax benefits related to Internal Revenue Service (“IRS”) tax audits and state tax exams that have not been completed.  The timing of the payment of the remaining allowance of $2.7 cannot be reliably estimated.

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

In January 2010, ING lodged an appeal with the General Court of the European Union against specific elements of the EC’s decision regarding ING’s restructuring plan. In its appeal, ING contests the way the EC has calculated the amount of state aid ING received and the disproportionality of the price leadership restrictions specifically and the disporportionality of restructuring requirements in general. In July 2011, the appeal case was heard orally by the General Court of the European Union. By judgment of March 2, 2012, the Court partially annulled the EC’s decision of November 18, 2009, as a result of which a new decision has to be taken by the EC. Interested parties can file an appeal against the General Court’s judgment before the

Court of Justice of the European Union within two months and ten days after the date of the General Court’s judgment.

On November 10, 2010, ING announced that, in connection with the Restructuring Plan, while the option of implementing the separation through one global IPO remains open, it will prepare for a base case of an IPO of this Company and its U.S.-based insurance and investment management affiliates. Preparation for this potential IPO will also require its management to prepare consolidated U.S. GAAP financial statements which would likely include the Company and other affiliates.  As part of this initiative, management has been assessing and will continue to assess its U.S. GAAP accounting policies, including consideration of a fair value accounting model for GMWB contracts with lifetime guarantees.

In 2011, the Company initiated pre-clearance discussions with the Securities and Exchange Commission (SEC) regarding accounting for GMWBL riders as embedded derivatives at fair value under ASC 815. In December 2011, such discussions were concluded with the determination that fair value accounting is a preferable interpretation of the accounting literature. The Company is finalizing its fair value calculations of GMWBL and the other related impacts. As such, effective January 1, 2012, the Company expects to adopt fair value accounting for the GMWBL riders as a retrospective change in accounting principle. The cumulative effect of this change as of January 1, 2012, is currently estimated to decrease Retained earnings and other comprehensive income by approximately $170.0 and $290.0, respectively. The above amounts are net of other related impacts of DAC and other intangible assets, reinsurance and taxes.

The Company expects to adopt a retrospective change in accounting principle for actuarial gains/losses related to its pension and post-retirement benefit plans effective January 1, 2012, to fully recognize such amounts through the Statements of Operations in the year in which they occur, on the basis that the new accounting principle is preferable to the corridor method and represents an improvement in financial reporting. As such, the Company expects to record a cumulative effect of this accounting change, as of January 1, 2012, which reduces Retained earnings by approximately $3.0, net of tax, with a corresponding increase to Other comprehensive income.

The Company completed its annual review of actuarial assumptions for its variable annuity block of business in the fourth quarter of 2011, and updated the assumptions used in determining the future policy benefit reserves for its variable annuity products. The assumptions for its variable annuity block were updated for lapses, mortality, annuitization and utilization rates, with the most significant revision coming from the adjustment of lapse assumptions.  The assumption changes resulted in an increase in gross reserves as of December 31, 2011 of approximately $338.0, a portion of which is covered under various reinsurance agreements with SLDI or other third party reinsurers.  As of December 31, 2011, the increase in reserves, net of reinsurance, was $18.3.  For a description of reinsurance covering the Company’s variable annuity guaranteed death and living benefits, see the “Minimum Guarantees” section included in Liquidity and Capital Resources in this Part II, Item 7.

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

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, refer to Note 1 to the Financial Statements, Business, Basis of Presentation and Significant Accounting Policies, in Part II, Item 8., herein.

Recently Enacted Legislation

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and is expected to continue over the next few years.  While some studies have already been completed and the rulemaking process has begun, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted.  Until such studies and rulemaking are completed, the precise impact of the Dodd-Frank Act on ING and its affiliates, including the

Company cannot be determined. However, there are major elements of the legislation that the Company has identified to date that are of particular significance to ING and/or its affiliates, including the Company, as described below.

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council (“FSOC”), an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of significant financial services firms, including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non-U.S. companies. A company determined to be systemically significant (a “Systemically Significant Company”) will be supervised by the Federal Reserve Board and will be subject to unspecified heightened prudential standards, potentially including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, additional fees and assessments and restrictions on proprietary trading. If, however, ING or the Company were so designated, failure to meet the requisite measures of financial condition could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings. The FSOC is still in the process of determining the criteria it will use to identify non-bank financial companies that will be designated as subject to regulation by the Federal Reserve Board, and it is not possible to predict whether ING or the Company or any of their assets or businesses will be subject to this designation.

Although existing state insurance regulators will remain the primary regulators of the Company and its U.S. insurance company affiliates, the legislation also creates a Federal Insurance Office to be housed within the Treasury Department, which will be charged with monitoring (but not regulating) the insurance industry, including gathering information to identify issues or gaps in the regulation of insurers that could contribute to systemic crisis in the insurance industry or U.S. financial system; preparing annual reports to Congress on the insurance industry; conducting studies on modernization of U.S. insurance regulation and the global reinsurance market; and entering into/implementing agreements with foreign governments relating to the recognition of prudential measures with respect to insurance and reinsurance (“International Agreements”), including the authority to preempt U.S. state law if it is found to be inconsistent with an International Agreement and treats a non-U.S. insurer less favorably than a U.S. insurer.

The legislation creates a new framework for regulating over-the-counter (“OTC”) derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by the Company.  Under the new regulatory regime and subject to certain exceptions, OTC derivatives will be cleared through a centralized clearinghouse and executed on a centralized exchange.  It establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission ("CFTC") over derivatives, and “swap dealers” and “major swap participants”, as to be defined by SEC and CFTC regulation, each of whom will be subject to as yet unspecified capital and margin requirements.  Based on proposed rules jointly developed by the

CFTC and the SEC and published on December 1, 2010, which further define the terms “swap dealer,” “security-based swap dealer,” “major swap participant,” and “major security-based swap participant,” the Company does not believe it should be considered a “swap dealer,” “security-based swap dealer,” “major swap participant,” or “major security-based swap participant.”  However, the final regulations could provide otherwise, which could substantially increase the amount of regulatory requirements for the Company and the cost of hedging and other permitted derivatives trading activity undertaken by the Company.

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

The SEC proposed in the third quarter of 2010, rescinding Rule 12b-1 under the Investment Company Act of 1940 and adopting a new Rule 12b-2.  If adopted, the proposal would impose new limitations on the level of distribution-related charges that could be paid by mutual funds, including funds available under the Company’s variable annuity products.

In connection with the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State, the EC had a nine month period to review and assess the competitive impact of the transaction.  On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation by the divestment of all insurance and investment management operations, including the Company. In November 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders.  In January 2010, ING lodged an appeal with the General Court of the European Union against specific elements of the EC’s decision regarding ING’s restructuring plan. In its appeal, ING contests the way the EC has calculated the amount of state aid ING received and the disproportionality of the price leadership restrictions specifically and the disporportionality of restructuring requirements in general. In July 2011, the appeal case was heard orally by the General Court of the European Union. By judgment of March 2, 2012, the Court partially annulled the EC’s decision of November 18, 2009, as a result of which a new decision has to be taken by the EC. Interested parties can file an appeal against the General Court’s judgment before the Court of Justice of the European Union within two months and ten days after the date of the General Court’s judgment.

Contingencies

For a discussion regarding contingencies related to the Company’s legal proceedings, see Item 3, “Legal Proceedings.”

For further information on other contingencies, see Business, Basis of Presentation and Significant Accounting Policies note and Commitments and Contingent Liabilities note to the Financial Statements included in Part II, Item 8., herein.

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

The fixed account liabilities are supported by a general account portfolio principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.  In executing this strategy, the Company uses derivative instruments to manage these risks.  The Company’s derivative counterparties are of high credit quality.  As of December 31, 2011, the Company had net derivative liabilities with a fair value of $1.1 billion.

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

The following schedule demonstrates the potential changes in the annual earnings from an instantaneous, parallel increase/decrease in interest rates of 1% on December 31, 2011.  These changes to income could relate to future investment income, interest paid to contract owners, market-value adjustments, amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by interest rate changes.  The effect of interest rate changes is different by product.  In addition, the Company has estimated the impact to December 31, 2011 Shareholder’s equity from the same instantaneous change in interest rates. The effect on Shareholder’s equity includes the impact of interest rate fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Interest rate sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
	Effect on Net	Shareholder's
	Annual	Equity as of
	Income for	December 31,
	2011	2011
Increase of 1%	$44.0	$9.5
Decrease of 1%	(84.9)	(45.9)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous, parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2011	2011
Increase of 1%	$63.2	$82.6
Decrease of 1%	(100.5)	(123.9)

Equity Market Risk

The Company’s operations are significantly influenced by changes in the equity markets.  The Company’s profitability depends largely on the amount of AUM, which is primarily driven by the level of net flows (i.e. sales and recurring deposits, less surrenders and other out flows), equity market appreciation and depreciation.

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

The following schedule demonstrates the potential changes in the annual earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2011.  These changes to income could relate to future fee income, reserves for guaranteed benefit payments, hedging gains (losses), unrealized or realized capital gains (losses), amortization of DAC and VOBA, or any other net income item that would be affected by a substantial change to equity markets.  In addition, the Company has estimated the impact to Shareholder’s equity as of December 31, 2011 from the same instantaneous change in equity markets.  The effect on shareholder’s equity includes the impact of equity market fluctuations on income, unrealized gains or losses on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Equity sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2011	2011
Increase of 10%	$(142.2)	$(142.2)
Decrease of 10%	144.5	144.5

The above analysis includes the following changes in DAC and VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2011	2011
Increase of 10%	$(150.1)	$(150.1)
Decrease of 10%	220.0	220.0

Hedging of Minimum Guarantees

While the Company ceased new sales of its variable annuity products in March 2010, its existing variable annuity block of business contains guaranteed death and living benefits, including GMDBs, GMIBs, GMWBs, and GMABs.  See Part II, Item 7., discussion of Minimum Guarantees under Liquidity and Capital Resources.

The liabilities associated with GMDBs, GMIBs, and GMWBs with life contingent payouts, are recorded in accordance with current U.S. GAAP guidance for certain nontraditional long-duration contracts for separate accounts.  The liabilities associated with GMABs and GMWBs without life contingent payouts represent embedded derivative liabilities within variable annuities, which are required to be reported separately from the host variable annuity contract and are carried at fair value in accordance with current U.S. GAAP guidance for derivatives and fair value measurements and are reported in Future policy benefits and claims reserves in the Balance Sheets.  Certain of these liabilities have been ceded under various reinsurance contracts.

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

Declines in the equity market may increase the Company’s net exposure to the death and living benefit guarantees offered under these contracts.  Such declines would cause a decrease in account values, and increase the possibility that the Company may be required to pay amounts related to these guarantees.  The following schedule demonstrates the potential change in the 2011 reserve liabilities, net of reinsurance, for minimum guarantees resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2011.

	Effect on Reserves
	(Net of Reinsurance)
	GMDBs	GMIBs	GMABs	GMWBs
Increase of 10%	$(80.1)	$-	$(3.9)	$(11.8)
Decrease of 10%	128.9	-	4.8	14.7

In order to hedge equity risk associated with guaranteed death and living benefits, the Company enters into futures positions on various public market indices chosen to closely replicate contract owner variable fund returns.  The Company uses market consistent valuation techniques to establish its derivative positions and to rebalance the derivative positions in response to market fluctuation.

Other risks posed by market conditions, such as the Company’s volatility risk, and risks posed by contract owner experience, such as surrender and mortality experience deviations, while measured and modeled, are not explicitly mitigated by this program.

For those risks addressed by the variable annuity guarantee hedging program, the Company is exposed to the risk that the market indices will not adequately replicate actual contract owner variable fund growth.  Any differences between actual results and the market indices result in income volatility.

Hedging of Indexed Annuity Guarantees

The crediting mechanism for FIA exposes the Company to changes in the S&P 500.  The Company mitigates this exposure by purchasing over-the-counter S&P 500 call options from broker-dealer derivative counterparties who generally have a minimum credit rating of Aa3 from Moody’s, and AA- from S&P.  For each broker-dealer counterparty, the Company’s derivative exposure to that counterparty is aggregated with any fixed income exposure to the same counterparty, and is maintained within applicable state requirements and National Association of Insurance Commissioners insurance regulatory guidelines.  During 2007, the Company began using futures contracts to hedge certain FIA contracts.  The FIA hedging program is limited to currently accruing liabilities resulting from participation rates that have been determined using capital market valuation techniques.  Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

The following schedule demonstrates the potential change in the 2011 FIA reserve liabilities resulting from instantaneous increase/decrease in equity markets of 10% on December 31, 2011.

Effect on
Reserves for
2011
Increase of 10%	$212.9
Decrease of 10%	(212.9)

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING USA Annuity and Life Insurance Company

We have audited the accompanying balance sheets of ING USA Annuity and Life Insurance Company as of December 31, 2011 and 2010, and the related statements of operations, comprehensive income, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ING USA Annuity and Life Insurance Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2009 the Company changed its method of accounting for the recognition and presentation of other-than-temporary impairments.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 27, 2012

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Balance Sheets

(In millions, except share data)

	As of December 31,
	2011	2010
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,062.4 at 2011 and $20,237.9 at 2010)	$21,345.7	$20,917.5
Fixed maturities at fair value using the fair value option	335.0	237.7
Equity securities, available-for-sale, at fair value (cost of $26.7 at 2011 and $59.2 at 2010)	27.7	66.1
Short-term investments	2,397.0	939.2
Mortgage loans on real estate	3,137.3	2,967.9
Policy loans	112.0	122.1
Loan - Dutch State obligation	658.2	843.9
Limited partnerships/corporations	305.4	295.8
Derivatives	1,670.7	293.1
Other investments	82.2	82.1
Securities pledged (amortized cost of $965.0 at 2011 and $886.6 at 2010)	1,012.8	889.4
Total investments	31,084.0	27,654.8
Cash and cash equivalents	121.2	71.5
Short-term investments under securities loan agreement, including collateral delivered	248.3	145.1
Accrued investment income	233.3	233.4
Receivable for securities sold	32.4	16.9
Premium receivable	28.2	38.0
Deposits and reinsurance recoverable	4,068.1	3,481.4
Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners	3,974.9	3,889.0
Short-term loan to affiliate	535.9	593.6
Due from affiliates	363.5	90.5
Current income taxes recoverable from Parent	204.0	-
Other assets	385.8	422.3
Assets held in separate accounts	39,356.9	44,413.3
Total assets	$80,636.5	$81,049.8

The accompanying notes are an integral part of these financial statements

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Balance Sheets

(In millions, except share data)

	As of December 31,
	2011	2010
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$27,970.2	$27,137.3
Payable for securities purchased	0.4	3.1
Payables under securities loan agreement, including collateral held	1,069.4	203.0
Long-term debt	435.0	435.0
Due to affiliates	128.9	120.3
Funds held under reinsurance treaties with affiliates	5,456.4	3,498.2
Current income taxes payable to Parent	-	79.2
Deferred income taxes	418.9	181.0
Other liabilities	814.4	744.2
Liabilities related to separate accounts	39,356.9	44,413.3
Total liabilities	75,650.5	76,814.6

Shareholder’s equity:
Common stock (250,000 shares authorized, issued and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,971.6	5,921.7
Accumulated other comprehensive income (loss)	435.2	132.3
Retained earnings (deficit)	(1,423.3)	(1,821.3)
Total shareholder’s equity	4,986.0	4,235.2
Total liabilities and shareholder’s equity	$80,636.5	$81,049.8

The accompanying notes are an integral part of these financial statements

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Operations

(In millions)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Net investment income	$1,409.3	$1,356.4	$1,412.4
Fee income	1,079.4	1,091.3	943.2
Premiums	456.2	280.6	786.1
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(201.5)	(300.1)	(538.9)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	21.1	105.7	49.3
Net other-than-temporary impairments recognized in earnings	(180.4)	(194.4)	(489.6)
Other net realized capital gains (losses)	922.5	(611.3)	(2,007.5)
Total net realized capital gains (losses)	742.1	(805.7)	(2,497.1)
Other income	0.7	-	0.9
Total revenues	3,687.7	1,922.6	645.5
Benefits and expenses:
Interest credited and other benefits to contract owners	3,044.9	985.0	682.4
Operating expenses	437.1	428.4	386.1
Net amortization of deferred policy acquisition costs and value of business acquired	(236.5)	411.6	(362.2)
Interest expense	31.7	32.1	32.9
Other expense	11.4	39.3	39.6
Total benefits and expenses	3,288.6	1,896.4	778.8
Income (loss) before income taxes	399.1	26.2	(133.3)
Income tax expense (benefit)	1.1	(55.1)	(136.5)
Net income	$398.0	$81.3	$3.2

The accompanying notes are an integral part of these financial statements

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Comprehensive Income

(In millions)

	For Years Ended December 31,
	2011	2010	2009
Net Income	$398.0	$81.3	$3.2
Other comprehensive income, before tax:
Change in unrealized gains on securities	314.4	762.6	1,744.6
Change in other-than-temporary impairment losses	29.0	(6.9)	(100.1)
Pension and other post-employment benefit liability	1.0	0.9	(0.6)
Other comprehensive income, before tax	344.4	756.6	1,643.9
Income tax expense related to items of other comprehensive income	(41.5)	(91.8)	(511.0)
Other comprehensive income, after tax	302.9	664.8	1,132.9

Comprehensive income	$700.9	$746.1	$1,136.1

The accompanying notes are an integral part of these financial statements

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Changes in Shareholder’s Equity

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity

Balance at January 1, 2009	$2.5	$4,335.4	$(1,353.4)	$(2,217.8)	$766.7
Cumulative effect of change in accounting principle, net of deferred policy acquisition costs and tax	-	-	(312.0)	312.0	-
Comprehensive income:
Net income	-	-	-	3.2	3.2
Other comprehensive income, after tax	-	-	1,132.9	-	1,132.9
Total comprehensive income					1,136.1
Capital contribution from Parent	-	835.0	-	-	835.0
Employee share-based payments	-	2.3	-	-	2.3
Balance at December 31, 2009	2.5	5,172.7	(532.5)	(1,902.6)	2,740.1
Comprehensive income:
Net income	-	-	-	81.3	81.3
Other comprehensive income, after tax	-	-	664.8	-	664.8
Total comprehensive income					746.1
Contribution of capital	-	749.0	-	-	749.0
Balance at December 31, 2010	2.5	5,921.7	132.3	(1,821.3)	4,235.2
Comprehensive income:
Net income	-	-	-	398.0	398.0
Other comprehensive income, after tax	-	-	302.9	-	302.9
Total comprehensive income					700.9
Contribution of capital	-	44.0	-	-	44.0
Employee share-based payments	-	5.9	-	-	5.9
Balance at December 31, 2011	$2.5	$5,971.6	$435.2	$(1,423.3)	$4,986.0

The accompanying notes are an integral part of these financial statements

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Cash Flows

(In millions)

	Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$398.0	$81.3	$3.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Capitalization of deferred policy acquisition costs and sales inducements	(170.3)	(244.3)	(477.4)
Net amortization of deferred policy acquisition costs, value of business acquired, and sales inducements	(213.6)	522.5	(584.7)
Net accretion/decretion of discount/premium	65.7	44.1	55.2
Future policy benefits, claims reserves, and interest credited	1,639.9	1,114.5	1,203.5
Provision for deferred income taxes	196.9	(678.0)	220.6
Net realized capital losses	(742.1)	805.7	2,497.1
Change in:
Accrued investment income	0.1	(46.1)	27.2
Reinsurance recoverable	(728.1)	(290.2)	(705.2)
Other receivables and asset accruals	44.5	15.9	318.4
Other reinsurance asset	(0.5)	16.9	(19.0)
Due to/from affiliates	(262.1)	721.3	(831.0)
Income tax recoverable	(283.2)	10.2	390.1
Other payables and accruals	1,909.7	205.7	1,109.5
Employee share-based payments	5.9	0.6	1.7
Other, net	(9.6)	(6.8)	(205.7)
Net cash provided by operating activities	1,851.2	2,273.3	3,003.5
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities	5,400.7	8,028.5	6,830.0
Equity securities, available-for-sale	38.8	66.8	136.5
Mortgage loans on real estate	678.4	714.7	566.6
Limited partnership/corporations	38.9	23.0	92.6
Acquisition of:
Fixed maturities	(5,483.6)	(10,791.6)	(3,162.7)
Equity securities, available-for-sale	(5.7)	(58.4)	(10.2)
Mortgage loans on real estate	(853.6)	(278.6)	(81.1)
Limited partnerships/corporations	(39.4)	(57.1)	(32.9)
Derivatives, net	(511.9)	(740.1)	(2,285.4)
Short-term investments, net	(1,458.0)	1,104.7	(1,928.8)
Loan-Dutch State obligation, net	185.7	182.1	180.5
Policy loans, net	10.1	9.5	12.8
Collateral held, net	763.2	25.8	14.5
Other, net	(1.3)	2.0	0.9
Net cash provided by (used in) investing activities	(1,237.7)	(1,768.7)	333.3

The accompanying notes are an integral part of these financial statements

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Statements of Cash Flows

(In millions)

	Years Ended December 31,
	2011	2010	2009
Cash Flows from Financing Activities:
Deposits received for investment contracts	$6,363.2	$3,549.4	$4,552.6
Maturities and withdrawals from investment contracts	(7,170.1)	(4,571.3)	(11,282.1)
Reinsurance recoverable on investment contracts	(81.4)	7.3	2,704.5
Notes to affiliates	280.5	103.5	(545.5)
Short-term repayments of repurchase agreements, net	-	(311.1)	(172.0)
Capital contribution from Parent	44.0	749.0	835.0
Net cash used in financing activities	(563.8)	(473.2)	(3,907.5)
Net increase (decrease) in cash and cash equivalents	49.7	31.4	(570.7)
Cash and cash equivalents, beginning of period	71.5	40.1	610.8
Cash and cash equivalents, end of period	$121.2	$71.5	$40.1
Supplemental cash flow information:
Income taxes (received) paid, net	$87.1	$614.0	$(753.7)
Interest paid	$28.8	$29.1	$35.4
Non-cash transfers:
Securities received from affiliate under reinsurance agreement	$-	$-	$2,084.7
Loan-Dutch State obligation	$-	$-	$1,206.5

The accompanying notes are an integral part of these financial statements

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

1.                                    Business, Basis of Presentation and Significant Accounting Policies

Business

ING USA Annuity and Life Insurance Company (“ING USA” or the “Company,” as appropriate) is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States.  ING USA is authorized to conduct its insurance business in all states, except New York, and the District of Columbia.

ING USA is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is a direct wholly-owned subsidiary of ING Insurance Holdings, Inc. (“ING AIH”). ING AIH is an indirect wholly-owned subsidiary of ING Groep N.V. (“ING”).  ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales, or a combination thereof. On November 10, 2010, ING announced that, in connection with the restructuring plan, it will prepare for a base case of an IPO of the Company and its U.S.-based insurance and investment management affiliates.

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

The Company has one operating segment.

Basis of Presentation

The accompanying financial statements of ING USA have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Those estimates are inherently subject to change and actual results could differ from those estimates.

The Company has identified the following accounts and policies as significant in that they involve a higher degree of judgment, are subject to a significant degree of variability, and contain accounting estimates:

Reserves for future policy benefits, valuation and amortization of deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), valuation of investments and derivatives, impairments, income taxes, and contingencies.

Fair Value Measurement

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, including the Company’s own credit risk.  The estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. The Company utilizes a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, and industry-standard, vendor-provided software that models the value based on

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

market observable inputs, and other internal modeling techniques based on projected cash flows.

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.  Financial assets and liabilities recorded at fair value on the Balance Sheets are categorized as follows:

▪                           Level 1 - Unadjusted quoted prices for identical assets or liabilities in an active market.  The Company defines an active market as a market in which transactions take place with sufficient frequency and volume to provide pricing information on an ongoing basis.

▪                           Level 2 - Quoted prices in markets that are not active or valuation techniques that require inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.  Level 2 inputs include the following:

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

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable.  When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing, or other similar techniques. See the Fair Value Measurements note to these Financial Statements for additional information regarding the fair value of specific financial assets and liabilities.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Investments

The accounting policies for the Company’s principal investments are as follows:

Fixed Maturities and Equity Securities: All of the Company’s fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the fair value option (“FVO”).  Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income (loss) (“AOCI”), and presented net of related changes in DAC, VOBA, and deferred income taxes.

Certain collateralized mortgage obligations (“CMOs”), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value recorded in Other net realized capital gains (losses) in the Statements of Operations.

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date.  Purchases and sales of private placements and mortgage loans are recorded on the closing date.  Investment gains and losses on sales of securities are generally determined on a first-in-first-out (“FIFO”) basis.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. Such dividends and interest income are recorded in Net investment income on the Statements of Operations.

Included within fixed maturities are loan-backed securities, including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and asset-backed securities (“ABS”). Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed securities (“MBS”) and ABS are estimated by management using inputs obtained from third-party specialists, including broker-dealers, and based on management’s knowledge of the current market. For credit-sensitive MBS and ABS, and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other MBS and ABS, the effective yield is recalculated on a retrospective basis.

Short-term Investments:  Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.   These investments are stated at fair value.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Assets Held in Separate Accounts: Assets held in separate accounts are reported at the fair values of the underlying investments in the separate accounts. The underlying investments include mutual funds, short-term investments and cash.

Mortgage Loans on Real Estate: The Company’s mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, less impairment write-downs and allowance for losses.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses) in the Statements of Operations.

All mortgage loans are evaluated by the Company’s investment professionals, including an appraisal of loan-specific credit quality, property characteristics, and market trends. Loan performance is monitored on a loan-specific basis. The Company’s review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items.  This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt.

All mortgages are evaluated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.  The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due.

As of December 31, 2011 and 2010, all mortgage loans are held-for-investment.  The Company diversifies its mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.

The Company records an allowance for probable incurred, but not specifically identified, losses.

Loan - Dutch State Obligation: The reported value of The State of the Netherlands (the “Dutch State”) loan obligation is based on the outstanding loan balance plus any unamortized premium.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Policy Loans: The reported value of policy loans is equal to the carrying value of the loans.  Interest income on such loans is recorded as earned in Net investment income using the contractually agreed upon interest rate. Generally, interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as these loans are collateralized by the value of the associated insurance contracts. Any unpaid principal or interest on the loan is deducted from the account value or the death benefit prior to settlement of the policy.

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests, primarily private equities and hedge funds. Generally, the Company records its share of earnings using a lag methodology, relying upon the most recent financial information available, where the contractual right exists to receive such financial information on a timely basis. The Company’s equity in earnings from limited partnership interests are accounted for under the equity method is recorded in Net investment income.

Other Investments: Other investments are comprised primarily of Federal Home Loan Bank (“FHLB”) stock, as well as other miscellaneous investments.  The Company is a member of the FHLB system and is required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Cash dividends are reported as income.  The carrying value of the stock was $80.3 as of December 31, 2011 and 2010.

Securities Lending:  The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. Generally, the lending agent retains all of the cash collateral.  Collateral retained by the agent is invested in liquid assets on behalf of the Company.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

As of December 31, 2011 and 2010, the fair value of loaned securities was $233.0 and $139.7, respectively, and is included in Securities pledged on the Balance Sheets. Collateral received is included in Short-term investments under securities loan agreement, including collateral delivered.  As of December 31, 2011 and 2010, liabilities to return collateral of $248.3 and $145.1, respectively, are included in Payables under securities loan agreement, including collateral held, on the Balance Sheets.

Other-than-temporary Impairments

The Company periodically evaluates its available-for-sale general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost,

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.  An extended and severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments, and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.  In contrast, for certain equity securities, the Company gives greater weight and consideration to a decline in market value and the likelihood such market value decline will recover.

Effective April 1, 2009, the Company prospectively adopted guidance on the recognition and presentation of OTTI losses (see the “Adoption of New Pronouncements” section below).  When assessing the Company’s intent to sell a security or if it is more likely than not the Company will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

When the Company has determined it has the intent to sell or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”), the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net realized capital gains (losses) in the Statements of Operations as an OTTI.  If the Company does not intend to sell the security and it is not more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”). The credit impairment is recorded in Net realized capital gains (losses) in the Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Balance Sheets.

Prior to April 1, 2009, the Company recognized in earnings an OTTI for a fixed maturity in an unrealized loss position, unless it could assert that it had both the intent and ability to hold the fixed maturity for a period of time sufficient to allow for a recovery of estimated fair value to the security’s amortized cost. The entire difference between the fixed maturity’s amortized cost basis and its estimated fair value was recognized in earnings if the security was determined to have an OTTI.

There was no change in guidance for equity securities which, when an OTTI has occurred, continue to be impaired for the entire difference between the equity security’s cost and its estimated fair value.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company uses the following methodology and significant inputs to determine the amount of the OTTI credit loss:

▪                             The Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows expected to be received.  The discount rate is generally the effective interest rate of the fixed maturity prior to impairment.

▪                             When determining collectability and the period over which the value is expected to recover, the Company applies the same considerations utilized in its overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from the Company’s best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that include, but are  not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

▪                            Additional considerations are made when assessing the unique features that apply to certain structured securities such as RMBS, CMBS, and ABS.  These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; and the payment priority within the tranche structure of the security.

▪                             When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, the Company considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and the Company’s best estimate of scenarios-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates, and the overall macroeconomic conditions.

In periods subsequent to the recognition of the credit related impairment components of OTTI on a fixed maturity through Net realized capital gains (losses) on the Statements of Operations, the Company accounts for the impaired security as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

remaining term of the fixed maturity in a prospective manner based on the amount and timing of estimated future cash flows.

Derivatives

The Company’s use of derivatives is limited mainly to economic hedging to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk, and market risk.  It is the Company’s policy not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, futures, forwards, caps, floors, and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool.  The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products.  Open derivative contracts are reported as either Derivatives assets or liabilities on the Balance Sheets at fair value.  Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Statements of Operations.

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the exposure to changes in the estimated fair value of a recognized asset or liability (“fair value hedge”); or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

▪                            Fair Value Hedge Relationship:  For derivative instruments that are designated and qualify as a fair value hedge (e.g., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the hedged item, to the extent of the risk being hedged, are recognized in Other net realized capital gains (losses).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

▪                            Cash Flow Hedge Relationship: For derivative instruments that are designated and qualify as a cash flow hedge (e.g., hedging the exposure to the variability in expected future cash flows that is attributable to interest rate risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction impacts earnings in the same line item associated with the forecasted transaction.  The ineffective portion of the derivative’s change in value, if any, along with any of the derivative’s change in value that is excluded from the assessment of hedge effectiveness, are recorded in Other net realized capital gains (losses).

When hedge accounting is discontinued because it is determined that the derivative is no longer expected to be highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the Balance Sheets at its estimated fair value, with subsequent changes in estimated fair value recognized immediately in Other net realized capital gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are released into the Statements of Operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the Balance Sheets at its estimated fair value, with changes in estimated fair value recognized currently in Other net realized capital gains (losses). Derivative gains and losses recorded in Other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in Other net realized capital gains (losses).

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

The Company also has investments in certain fixed maturities, and has issued certain retail annuity products, that contain embedded derivatives whose fair value is at least

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.  Embedded derivatives within fixed maturities are included in Derivatives as assets or liabilities on the Balance Sheets, and changes in fair value are recorded in Net realized capital gains (losses) in the Statements of Operations.  Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Balance Sheets, and changes in the fair value are recorded in Interest credited and other benefits to contract owners in the Statements of Operations.

In addition, the Company has entered into two coinsurance with funds withheld arrangements that contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.  The embedded derivative within the coinsurance funds withheld arrangement is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets, and changes in the fair value are recorded in Interest credited and other benefits to contract owners in the Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, and other highly liquid investments, such as money market instruments and debt instruments with maturities of three months or less at the time of purchase. Cash and cash equivalents are stated at fair value.

Deferred Policy Acquisition Costs and Value of Business Acquired and Sales Inducements

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest.  Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business.  VOBA represents the outstanding value of in force business  acquired and is subject to amortization and interest.  The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies.

Amortization Methodologies

The Company amortizes DAC and VOBA related to universal life contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business, and certain economic variables, such as inflation, are based on the Company’s experience and overall capital markets.  At each valuation date, actual historical gross profits are reflected and estimated

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

gross profits, and related assumptions, are evaluated for continued reasonableness.  Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance (“unlocking”).

The Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances each period.  DAC and VOBA are deemed to be recoverable if the estimated gross profits exceed these balances.

Assumptions

Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates.  Amortization of deferred sales inducements on these products are also impacted by changes in assumptions (see “Sales Inducements” below).

Several assumptions are considered significant in the estimation of future gross profits associated with variable products.  One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings.  The Company’s practice assumes that intermediate-term appreciation in equity markets reverts to the long-term appreciation in equity markets. The Company monitors market events and only changes the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, and a 14% cap. The reversion to the mean methodology was implemented prospectively on January 1, 2011.

Prior to January 1, 2011, the Company utilized a static long-term equity return assumption for projecting account balance growth in all future years. This return assumption was reviewed annually or more frequently, if deemed necessary. Actual returns that were higher than long-term expectations produced higher contract owner account balances, which increased future fee expectations and decreased future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected gross profits. The opposite result occurred when returns were lower than long-term expectations.

Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. Estimated gross profits of variable annuity contracts are sensitive to these assumptions.

Contract owners may periodically exchange one contract for another, or make modifications to an existing contract.  These transactions are identified as internal replacements.  Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts.  Any costs associated with the issuance of the new contracts are considered maintenance costs

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

and expensed as incurred. Unamortized DAC and VOBA related to the replaced contracts continue to be deferred and amortized in connection with the new contracts.  Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC and VOBA related to the replaced contracts are written off to Net amortization of deferred policy acquisition costs and value of business acquired in the Statements of Operations.

Sales inducements represent benefits paid to contract owners for a specified period that are incremental to the amounts the Company credits on similar contracts and are higher than the contract’s expected ongoing crediting rates for periods after the inducement.  The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC.  The amortization of sales inducements is included in Interest credited and other benefits to contract owners on the Statements of Operations.  Each year, or more frequently if circumstances indicate a potentially significant recoverability issue exists, the Company reviews the deferred sales inducements to determine the recoverability of these balances.  During the years ended December 31, 2011, 2010, and 2009, the Company capitalized $32.2, $46.9, and $65.7, respectively, of sales inducements. During the years ended December 31, 2011, 2010, and 2009, the Company amortized $(22.9), $(110.8), and $222.5, respectively, of sales inducements.

Future Policy Benefits and Contract Owner Accounts

Reserves

The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations. The principal assumptions used to establish liabilities for future policy benefits are based on Company experience and periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, and expenses.  Changes in, or deviations from, the assumptions used can significantly affect the Company’s reserve levels and related future operations.

▪                 Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums.  Assumptions as to interest rates, mortality, expenses, and persistency are based upon the Company’s estimates of anticipated experience at the period the policy is sold, including a margin for adverse deviations. Interest rates used to calculate the present value of these reserves ranged up to 7.8%.

▪                 Reserves for individual immediate annuities with life contingent payout benefits are equal to the present value of expected future payments.  Assumptions as to interest rates, mortality, and expenses are based upon the Company’s experience at the period the policy is sold, including a margin for adverse deviations.  Such

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

assumptions generally vary by annuity plan type, year of issue, and policy duration.  Interest rates used to calculate the present value of future benefits ranged up to 8.0%.

Although assumptions are “locked-in” upon the issuance of traditional life insurance and immediate annuities with life contingent payout benefits, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a margin for adverse deviations. Reserves are recorded in Future policy benefits on the Balance Sheets.

Contract Owner Accounts

Contract owner account balances relate to investment-type contracts, such as guaranteed investment contracts and funding agreements (collectively referred to as “GICs”), and universal life-type contracts and certain fixed-indexed annuity (“FIA”) contracts.

▪            Reserves for GICs are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

▪               Account balances for universal life and universal life-type contracts, such as individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts, are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 7.8% for the years 2011, 2010, and 2009.  Reserves for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

▪               For FIAs, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in the Statements of Operations.

Additional Reserves

The Company calculates additional reserve liabilities for certain universal life products and certain variable annuity guaranteed benefits.  The additional reserve for such products recognizes the portion of contract assessments received in early years used to compensate the Company for benefits provided in later years.

The Company calculates a benefit ratio for each block of business that meets the requirements for additional reserves and calculates an additional reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period.  The additional reserve is accumulated at interest

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

rates consistent with the DAC model for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefits function followed by losses from that function in later years.

Guarantees

Reserves for guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and guaranteed minimum withdrawal benefits with life contingent payouts (“GMWBL”) are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios.  Assumptions used, such as near-term and long-term equity market return, lapse rate, and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC, and are, thus, subject to the same variability and risk. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor’s (“S&P”) 500 Index.  In addition, the reserve for the GMIB guarantee incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contract owner. In general, management assumes that GMIB annuitization rates will be higher for policies with more valuable (more “in the money”) guarantees.  The Company periodically evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third-party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, the Company instituted a variable annuity guarantee hedging program in lieu of reinsurance. The variable annuity guarantee hedging program is based on the Company entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets. A hedging program is also utilized to mitigate certain risks associated with GMWBL and GMIB contracts.

Guaranteed minimum accumulation benefits (“GMABs”), and guaranteed minimum withdrawal benefits without life contingencies (“GMWBs”), and FIAs are considered embedded derivatives, which are measured at estimated fair value separately from the host annuity contract, with changes in estimated fair value reported in Interest credited and other benefits to contract owners on the Statements of Operations.

At inception of the GMAB and GMWB contracts, the Company projects a fee to be attributed to the embedded derivative portion of the guarantee equal to the present value of projected future guaranteed benefits.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The estimated fair value of the GMAB and GMWB contracts is determined based on the present value of projected future guaranteed benefits minus the present value of projected attributed fees. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The projection of future guaranteed benefits and future attributed fees require the use of assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.) and policyholder behavior (e.g., lapse, benefit utilization, mortality, etc.).  The projection also includes adjustments for the Company’s credit risk, or risk of non-performance, and risk margins for non-capital market, or policyholder behavior, assumptions.  The Company’s credit risk adjustment is based on the credit default swap spreads of ING Verzekeringen N.V. (“ING V”), the indirect parent of ING AIH, and applied to the risk-free swap curve in the Company’s valuation models.  Risk margins are established to capture uncertainties related to policyholder behavior assumptions.  The margin represents additional compensation a market participant would require to assume these risks.

The estimated fair value of the FIA contracts is based on the present value of excess of the interest payments to the contract holders over the minimum guaranteed interest rate. Projected cashflows are based on best estimates of future excess interest payments over the anticipated life of the related contracts. These projections also include adjustments for the Company’s credit risk, or risk of non-performance, and risk margins for non-capital market, or policyholder behavior, assumptions. The Company’s credit risk adjustment is based on the credit default swaps of ING V and applied to the discount factors in its valuation models.

See the Additional Insurance Benefits and Minimum Guarantees note to these Financial Statements for more information.

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

▪                             Investments are directed by the contract holder; and

▪                             All investment performance, net of contract fees and assessments, is passed through to the contract holder.

The Company reports separate account assets and liabilities that meet the above criteria at fair value on the Balance Sheets based on the fair value of the underlying investments.  Investment income and net realized and unrealized capital gains (losses) of the separate accounts, however, are not reflected in the Statements of Operations.  The Statements of Cash Flows do not reflect investment activity of the separate accounts.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company, and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in short-term investments, with the offsetting obligation to repay the loan included as a liability on the Balance Sheets.

As of December 31, 2011 and 2010, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.  At December 31, 2011 and 2010, the Company did not have any repurchase obligation related to dollar rolls and repurchase agreements.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  As of

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

December 31, 2011 and 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Recognition of Insurance Revenue and Related Benefits

Premiums related to traditional life and annuity policies with life contingencies are recognized as revenue when due from the contract owners.  When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force.  Benefits are recorded as expense when incurred.

Amounts received as payment for investment-type and universal life-type contracts are reported as deposits to contract owner account balances.  Revenues from these contracts consist primarily of fees assessed against the contract owner account balance for mortality, policy administration and surrender charges and are reported in fee income.  In addition, the Company earns investment income from the investment of contract deposits in the Company’s general account portfolio.  Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits.  Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, and interest credited to contract owner account balances.

Premiums, benefits, and expenses are presented net of reinsurance ceded to other companies.

Income Taxes

The Company’s deferred tax assets and liabilities resulting from temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

The results of the Company’s operations are included in the consolidated tax return of ING AIH.  Generally, the Company’s financial statements recognize the current and

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

deferred income tax consequences that result from the Company’s activities during the current and preceding periods pursuant to the provisions of Accounting Standards Codification Topic 740, Income Taxes (ASC 740) as if the Company were a separate taxpayer rather than a member of ING AIH’s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement.  The Company’s tax sharing agreement with ING AIH states that for each taxable year during which the Company is included in a consolidated federal income tax return with ING AIH, ING AIH will pay to the Company an amount equal to the tax benefit of the Company’s net operating loss carryforwards and capital loss carryforwards generated in such year, without regard to whether such net operating loss carryforwards and capital loss carryforwards are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

The Company evaluates and tests the recoverability of its deferred tax assets.  Deferred tax assets represent the tax benefit of future deductible temporary differences and tax credit carryforwards.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including:

▪                             The nature and character of the deferred tax assets and liabilities;

▪                             Taxable income in prior carryback years;

▪                             Projected future taxable income, exclusive of reversing temporary differences and carryforwards;

▪                             Projected future reversals of existing temporary differences;

▪                             The length of time carryforwards can be utilized; and

▪                             Any prudent and feasible tax planning strategies the Company would employ to avoid a tax benefit from expiring unused.

Management uses certain assumptions and estimates in determining the income taxes payable or refundable to/from the Parent for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on its income tax returns, and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.

The Company determines whether a tax position is more likely than not to be sustained under examination by the appropriate taxing authority before any part of the benefit can

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

be recognized in the financial statements.  Tax positions that do not meet the more likely than not standard are not recognized.  Tax positions that meet this standard are recognized in the Financial Statements.  The Company measures the tax position as the largest amount that is greater than 50% likely of being realized upon ultimate resolution with the tax authority that has full knowledge of all relevant information.

Reinsurance

The Company utilizes reinsurance agreements in most aspects of its insurance business to reduce its exposure to large losses.  Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured.

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance.  The Company also evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are recognized as assets on the Company’s Balance Sheets. The combined coinsurance and coinsurance funds withheld reinsurance agreement between the Company and Security Life of Denver International Limited (“SLDI”), an affiliate, contains an embedded derivative whose carrying value is estimated based upon the change in the fair value of the assets supporting the funds withheld payable under the agreement.

Participating Insurance

Participating business approximates 8.0% of the Company’s ordinary life insurance in force and 28.0% of life insurance premium income.  The amount of dividends to be paid is determined annually by the Board of Directors.  Amounts allocable to participating contract owners are based on published dividend projections or expected dividend scales.  Dividends to participating policyholders of $11.1, $12.1, and $12.4, were incurred during the years ended December 31, 2011, 2010, and 2009, respectively.

Contingencies

A loss contingency is an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets, and actual or possible claims and assessments.  Amounts related to loss contingencies are accrued if it is probable that a loss has been incurred and the amount can be reasonably estimated, based on the Company’s best estimate of the ultimate outcome.  If determined to meet the

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

criteria for a reserve, the Company also evaluates whether there are external legal or other costs directly associated with the resolution of the matter and accrues such costs if estimable.

Adoption of New Pronouncements

Financial Instruments

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, “Receivables (Accounting Standards CodificationTM (“ASC”) Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”), which clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether the debtor is experiencing financial difficulties, as follows:

▪                 If a debtor does not have access to funds at a market rate for similar debt, the restructuring would be considered to be at a below-market rate;

▪                 An increase in the contractual interest rate does not preclude the restructuring from being considered a concession, as the new rate could still be below the market interest rate;

▪                 A restructuring that results in a delay in payment that is insignificant is not a concession;

▪                 A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt without the modification to determine if the debtor is experiencing financial difficulties; and

▪                 A creditor is precluded from using the effective interest rate test.

Also, ASU 2011-02 requires disclosure of the information required in ASU 2010-20 about troubled debt restructuring, which was previously deferred by ASU 2011-01.

The provisions of ASU 2011-02 were adopted by the Company on July 1, 2011, and applied retrospectively to January 1, 2011.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows for the year ended December 31, 2011, as there were no troubled debt restructurings during that period.

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

The provisions of ASU 2010-20 were adopted by the Company on December 31, 2010, and are included in the Financial Instruments note to these Financial Statements, except for the disclosures about troubled debt restructurings included in ASU 2011-02, which was adopted by the Company on July 1, 2011 (see above).  The disclosures that include information for activity that occurs during a reporting period were adopted by the Company on January 1, 2011 and are included in the Financial Instruments note to these Financial Statements.  As this pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2010-11 were adopted by the Company on July 1, 2010.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied.

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

▪                           Requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE; and

▪                       Requires enhanced disclosures, including (i) presentation on the balance sheet of assets and liabilities of consolidated VIEs that meet the separate presentation criteria and disclosure of assets and liabilities recognized on the balance sheet and (ii) the maximum exposure to loss for those VIEs in which a reporting entity is determined not to be the primary beneficiary, but in which the reporting entity has a variable interest.

In addition, in February 2010, the FASB issued ASU 2010-10, “Consolidation (ASC Topic 810): Amendments for Certain Investment Funds” (ASU 2010-10), which defers to ASU 2009-17 for reporting entity’s interests in certain investment funds that have attributes of investment companies, for which the reporting entity does not have an obligation to fund losses, and that are not structured as securitization entities.

The provisions of ASU 2009-17 and ASU 2010-10 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous U.S. GAAP. The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments note to these Financial Statements.

Recognition and Presentation of Other-than-temporary Impairments

In April 2009, the FASB issued new guidance on recognition and presentation of OTTIs, included in ASC Topic 320, “Investments-Debt and Equity Securities”, which requires:

▪                         Noncredit related impairments to be recognized in Other comprehensive income (loss), if management asserts that it does not have the intent to sell the security and that it is more likely than not that the entity will not have to sell the security before recovery of the amortized cost basis;

▪                           Total OTTIs to be presented in the Statements of Operations with an offset recognized in AOCI for the noncredit related impairments;

▪                           A cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized OTTI from Retained earnings (deficit) to AOCI; and

▪                           Additional interim disclosures for debt and equity securities regarding types of securities held, unrealized losses, and OTTIs.

These provisions, as included in ASC Topic 320, were adopted by the Company on April 1, 2009.  As a result of implementation, the Company recognized a cumulative effect of change in accounting principle of $312.0 after considering the effects of DAC and income taxes of $(139.1) and $48.6, respectively, as an increase to April 1, 2009

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Retained earnings (deficit) with a corresponding decrease to AOCI, with no overall change to shareholder’s equity. See the Investments note to these Financial Statements for further information on the Company’s OTTIs, including additional required disclosures.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities, included in ASC Topic 815, “Derivatives and Hedging”, which requires enhanced disclosures about objectives and strategies for using derivatives, fair value amounts of, and gains and losses on, derivative instruments, and credit-risk-related contingent features in derivative agreements, including:

▪                             How and why derivative instruments are used;

▪                             How derivative instruments and related hedged items are accounted for; and

▪                             How derivative instruments and related hedged items affect an entity’s financial statements.

These provisions, as included in ASC Topic 815, were adopted by the Company on January 1, 2009, and are included in the “Derivative Financial Instruments” section above and the Fair Value Measurements note to these Financial Statements.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2009-16 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the Company did not have any QSPEs under previous U.S. GAAP, and the requirements for sale accounting treatment are consistent with those previously applied by the Company.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Business Combinations

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

The provisions of ASU 2010-29 were adopted by the Company on January 1, 2011 for business combinations occurring on or after that date.   The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, cash flows, or disclosures for the year ended December 31, 2011, as there were no business combinations during the period.

Fair Value

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

The provisions of ASU 2010-06 were adopted by the Company on January 1, 2010, except for the disclosures related to the Level 3 reconciliation, which were adopted by the Company on January 1, 2011.  The disclosures required by ASU 2010-06 are included in the Financial Instruments note to these Financial Statements.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2009-12 were adopted by the Company on December 31, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that previously applied by the Company. The disclosure provisions required by ASU 2009-12 are presented in the Investments note to these Financial Statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance on interim disclosures about fair value of financial instruments, included in ASC Topic 825, “Financial Instruments”, which requires that the fair value of financial instruments be disclosed in an entity’s interim financial statements, as well as in annual financial statements. The provisions included in ASC Topic 825 also require that fair value information be presented with the related carrying value and that the method and significant assumptions used to estimate fair value, as well as changes in method and significant assumptions, be disclosed.

These provisions, as included in ASC Topic 825, were adopted by the Company on April 1, 2009, and are presented in the Fair Value Measurements note to these Financial Statements.  The adoption had no effect on the Company’s financial condition, results of operations, or cash flows, as the pronouncement only pertains to additional disclosure.

Other Pronouncements

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

In December 2011, the FASB issued ASU 2011-12, which defers the ASU 2011-05 requirements to present, on the face of the financial statements, the effects of reclassification out of AOCI on the components of net income and other comprehensive income.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company early adopted provisions of ASU 2011-05 and ASU 2010-12 as of December 31, 2011, and applied the provisions retrospectively.  The Statement of Comprehensive Income, with corresponding revisions to the Statements of Changes in Shareholder’s Equity, is included in the Financial Statements. In addition, the required disclosures are included in the AOCI note to these Financial Statements.

Consolidation Analysis of Investments Held through Separate Accounts

In April 2010, the FASB issued ASU 2010-15, “Financial Services - Insurance (ASC Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), which clarifies that an insurance entity generally should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those separate account interests with its general account interest in the same investment when assessing the investment for consolidation.

The provisions of ASU 2010-15 were adopted by the Company on January 1, 2011; however, the Company determined that there was no effect on its financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company.

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

These provisions, as included in ASC Topic 855, were adopted by the Company on June 30, 2009. In addition, in February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which clarifies that a Securities and Exchange Commission (“SEC”) filer should evaluate subsequent events through the date the financial statements are issued and eliminates the requirement for an SEC filer to disclose that date, effective upon issuance. The Company determined that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

Disclosures about Offsetting Assets & Liabilities

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (ASC Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

The provisions of ASU 2011-11 are effective, retrospectively, for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual reporting periods.  The Company is currently in the process of determining the disclosure impact of adoption of the provisions of ASU 2011-11.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which includes the following amendments:

▪                           The concepts of highest and best use and valuation premise are relevant only when measuring the fair value of nonfinancial assets;

▪                           The requirements for measuring the fair value of equity instruments are consistent with those for measuring liabilities;

▪                           An entity is permitted to measure the fair value of financial instruments managed within a portfolio at the price that would be received to sell or transfer a net position  for a particular risk; and

▪                           The application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability.

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Financial Services - Insurance (ASC Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies what costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  Costs that should be capitalized include (1) incremental direct costs of successful contract acquisition and (2) certain costs related directly to successful acquisition activities (underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) performed by the insurer for the contract. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the U.S. GAAP direct-response advertising guidance are met.  All other acquisition-related costs should be charged to expense as incurred.

The provisions of ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company will adopt the guidance retrospectively. The Company currently estimates the adoption will result in a cumulative effect adjustment, reducing Retained earnings by approximately $490.0 and increasing other comprehensive income by approximately $95.0 as of January 1, 2012, after considering the effects of income taxes.  These impacts are subject to change as the Company is still in the process of finalizing the impact of adoption of the provisions of ASU 2010-26.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

2.                                    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,692.9	$92.9	$-	$1,785.8	$-
U.S. government agencies and authorities	19.9	3.8	-	23.7	-
State, municipalities, and political subdivisions	98.9	6.8	0.9	104.8	-

U.S. corporate securities:
Public utilities	1,916.4	188.4	9.7	2,095.1	-
Other corporate securities	7,611.3	596.1	31.7	8,175.7	-
Total U.S. corporate securities	9,527.7	784.5	41.4	10,270.8	-

Foreign securities(1):
Government	349.0	26.7	5.4	370.3	-
Other	4,939.4	336.8	64.4	5,211.8	0.1
Total foreign securities	5,288.4	363.5	69.8	5,582.1	0.1

Residential mortgage-backed securities	2,090.0	245.2	90.9	2,244.3	76.0
Commercial mortgage-backed securities	1,910.3	118.0	26.4	2,001.9	1.9
Other asset-backed securities	734.3	15.4	69.6	680.1	-

Total fixed maturities, including securities pledged	21,362.4	1,630.1	299.0	22,693.5	78.0
Less: securities pledged	965.0	49.8	2.0	1,012.8	-
Total fixed maturities	20,397.4	1,580.3	297.0	21,680.7	78.0
Equity securities	26.7	1.8	0.8	27.7	-
Total investments	$20,424.1	$1,582.1	$297.8	$21,708.4	$78.0

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,595.7	$19.4	$2.4	$1,612.7	$-
U.S. government agencies and authorities	24.2	0.3	0.2	24.3	-
State, municipalities, and political subdivisions	126.5	3.6	11.6	118.5	-

U.S. corporate securities:
Public utilities	1,609.6	83.9	19.8	1,673.7	-
Other corporate securities	7,433.9	367.2	62.1	7,739.0	0.3
Total U.S. corporate securities	9,043.5	451.1	81.9	9,412.7	0.3

Foreign securities(1):
Government	474.6	39.0	4.3	509.3	-
Other	4,742.9	216.7	70.0	4,889.6	0.1
Total foreign securities	5,217.5	255.7	74.3	5,398.9	0.1

Residential mortgage-backed securities	2,028.7	240.8	98.5	2,171.0	67.2
Commercial mortgage-backed securities	2,112.2	125.8	39.1	2,198.9	7.3
Other asset-backed securities	1,213.9	17.8	124.1	1,107.6	32.1

Total fixed maturities, including securities pledged	21,362.2	1,114.5	432.1	22,044.6	107.0
Less: securities pledged	886.6	17.5	14.7	889.4	-
Total fixed maturities	20,475.6	1,097.0	417.4	21,155.2	107.0
Equity securities	59.2	6.9	-	66.1	-
Total investments	$20,534.8	$1,103.9	$417.4	$21,221.3	$107.0

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The fair value and amortized cost of total fixed maturities, including securities pledged, as of December 31, 2011, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities and other ABS are shown separately because they are not due at a single maturity date.

	Fair	Amortized
	Value	Cost
Due to mature:
One year or less	$1,472.2	$1,444.7
After one year through five years	5,669.9	5,479.9
After five years through ten years	6,390.4	5,987.4
After ten years	4,234.7	3,715.8
Mortgage-backed securities	4,246.2	4,000.3
Other asset-backed securities	680.1	734.3
Fixed maturities, including securities pledged	$22,693.5	$21,362.4

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at December 31, 2011 and 2010.

At December 31, 2011 and 2010, fixed maturities with fair values of $12.2 and $12.4, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults.  The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated.  At December 31, 2011 and 2010, approximately 29.3% and 22.9%, respectively, of the Company’s CMO holdings were invested in those types of CMOs such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs.

Certain CMOs, primarily interest-only and principal-only strips are accounted for as hybrid instruments and valued at fair value with changes in fair value reported in Other net realized gains (losses) in the Statements of Operations.

Transfer of Alt-A RMBS Participation Interest and Related Loan to Dutch State

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-Up Facility covering 80% of ING’s Alt-A RMBS. Refer to the Related Party Transactions note to these Financial Statements for further details of these agreements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of collateralized loan obligations (“CLOs”) of $3.5 and $2.7 at December 31, 2011 and 2010, respectively, is included in Limited partnerships/corporations on the Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Statements of Operations.

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Some RMBS investments are in various senior level tranches of mortgage securitizations issued and guaranteed by Fannie Mae, Freddie Mac, or a similar government-sponsored entity, typically referred to as “agency pass-through” investments. These securitizations pool residential mortgages and pass through the principal and interest to investors based on the terms of each tranche or portion of the total pool. Investments held by the Company in non-agency RMBS and CMBS also include interest-only, principal-only, and inverse floating securities. Through its investments, the Company is not obligated to provide any financial or other support to these entities.

Each of the RMBS, CMBS, and ABS entities described above are thinly capitalized by design, and considered VIEs under ASC 810-10-25 as amended by ASU 2009-17. As discussed above, the Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities’ economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS, and ABS entities in which it holds investments. These investments are accounted for as investments as described in the Business, Basis of Presentation and Significant Accounting Policies note to these Financial Statements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Fixed Maturity Securities Credit Quality - Ratings

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” An internally developed rating is used as permitted by the NAIC, if no rating is available. The NAIC designations are generally similar to the credit quality designations of a Nationally Recognized Statistical Rating Organization (“NRSRO”) for marketable fixed maturity securities, called “rating agency designations,” except for certain structured securities as described below. NAIC designations of “1,” highest quality, and “2,” high quality, include fixed maturity securities generally considered investment grade (“IG”) by such rating organizations. NAIC designations 3 through 6 include fixed maturity securities generally considered below investment grade (“BIG”) by such rating organizations.

The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans reported within ABS, that became effective December 31, 2009 and for CMBS that became effective December 31, 2010. The NAIC’s objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities.

As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date, such as private placements. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

Information about the Company’s fixed maturity securities holdings, including securities pledged, by NAIC designations is set forth in the following tables. Corresponding rating agency designation does not directly translate to NAIC designation, but represents the Company’s best estimate of comparable ratings from rating agencies, including Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. Ratings are derived from three NRSRO ratings and are applied as follows based on the number of agency rating received:

▪                             when three ratings are received then the middle rating is applied;

▪                             when two ratings are received then the lower rating is applied;

▪                             when a single rating is received, the NRSRO rating is applied;

▪                             and, when ratings are unavailable then an internal rating is applied.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for IG and BIG  securities by duration, based on NAIC designations, were as follows at December 31, 2011 and 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$40.0	13.4%	$10.9	3.6%	$124.6	28.8%	$12.4	2.9%
More than six months and twelve months or less below amortized cost	38.3	12.8%	4.0	1.3%	2.2	0.5%	0.1	0.0%
More than twelve months below amortized cost	136.5	45.7%	69.3	23.2%	167.5	38.8%	125.3	29.0%
Total unrealized capital loss	$214.8	71.9%	$84.2	28.1%	$294.3	68.1%	$137.8	31.9%

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for securities rated BBB and above (Investment Grade (“IG”)) and securities rated BB and below (Below Investment Grade (“BIG”)) by duration, based on NRSRO designations, were as follows at December 31, 2011 and 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$40.3	13.5%	$10.6	3.5%	$125.0	29.0%	$12.0	2.8%
More than six months and twelve months or less below amortized cost	26.9	9.0%	15.4	5.2%	2.2	0.5%	0.1	0.0%
More than twelve months below amortized cost	69.8	23.3%	136.0	45.5%	97.8	22.6%	195.0	45.1%
Total unrealized capital loss	$137.0	45.8%	$162.0	54.2%	$225.0	52.1%	$207.1	47.9%

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2011 and 2010.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$-	$-	$-	$-	$-	$-	$-	$-
U.S. government agencies and authorities	-	-	-	-	-	-	-	-
U.S. corporate, state, and municipalities	798.9	17.6	97.6	4.1	208.0	20.6	1,104.5	42.3
Foreign	476.5	30.2	51.1	5.0	339.5	34.6	867.1	69.8
Residential mortgage-backed	74.6	0.9	188.2	5.7	305.6	84.3	568.4	90.9
Commercial mortgage-backed	155.1	1.9	234.7	17.9	35.7	6.6	425.5	26.4
Other asset-backed	42.6	0.3	26.5	9.6	142.1	59.7	211.2	69.6
Total	$1,547.7	$50.9	$598.1	$42.3	$1,030.9	$205.8	$3,176.7	$299.0

2010
U.S. Treasuries	$677.8	$2.4	$-	$-	$-	$-	$677.8	$2.4
U.S. government agencies and authorities	18.1	0.2	-	-	-	-	18.1	0.2
U.S. corporate, state, and municipalities	2,494.7	73.0	37.1	1.0	258.9	19.5	2,790.7	93.5
Foreign	1,277.5	52.8	35.8	1.1	195.4	20.4	1,508.7	74.3
Residential mortgage-backed	472.6	7.2	1.0	0.1	336.5	91.2	810.1	98.5
Commercial mortgage-backed	22.6	0.4	4.3	0.1	390.2	38.6	417.1	39.1
Other asset-backed	133.5	1.0	8.7	0.0	441.6	123.1	583.8	124.1
Total	$5,096.8	$137.0	$86.9	$2.3	$1,622.6	$292.8	$6,806.3	$432.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 83.4% of the average book value as of December 31, 2011.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2011 and 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$1,638.7	$178.0	$52.5	$52.5	271	49
More than six months and twelve months or less below amortized cost	645.4	57.1	38.0	17.3	67	22
More than twelve months below amortized cost	735.1	221.4	47.0	91.7	126	80
Total	$3,019.2	$456.5	$137.5	$161.5	464	151

2010
Six months or less below amortized cost	$5,650.7	$49.3	$172.3	$13.2	585	14
More than six months and twelve months or less below amortized cost	289.5	18.9	15.9	4.8	46	3
More than twelve months below amortized cost	688.7	541.3	40.6	185.3	95	137
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2011 and 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
U.S. Treasuries	$-	$-	$-	$-	-	-
U.S. government agencies and authorities	-	-	-	-	-	-
U.S. corporate, state and municipalities	1,112.3	34.5	32.4	9.9	137	5
Foreign	850.6	86.3	41.7	28.1	131	12
Residential mortgage-backed	500.9	158.4	31.7	59.2	98	89
Commercial mortgage-backed	446.3	5.6	25.1	1.3	24	1
Other asset-backed	109.1	171.7	6.6	63.0	74	44
Total	$3,019.2	$456.5	$137.5	$161.5	464	151

2010
U.S. Treasuries	$680.2	$-	$2.4	$-	2	-
U.S. government agencies and authorities	18.3	-	0.2	-	2	-
U.S. corporate, state and municipalities	2,850.0	34.2	84.1	9.4	279	6
Foreign	1,563.7	19.3	69.2	5.1	142	7
Residential mortgage-backed	636.6	272.0	22.1	76.4	121	77
Commercial mortgage-backed	418.6	37.6	22.1	17.0	27	9
Other asset-backed	461.5	246.4	28.7	95.4	153	55
Total	$6,628.9	$609.5	$228.8	$203.3	726	154

At December 31, 2011, the Company held no fixed maturity with an unrealized capital loss in excess of $10.0.  At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0.  The unrealized capital loss on this fixed maturity equaled $17.8, or 4.1% of the total unrealized losses, as of December 31, 2010.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Other-Than-Temporary Impairments

The following tables identify the Company’s credit-related and intent-related impairments included in the Statements of Operations, excluding noncredit impairments included in AOCI, by type for the years ended December 31, 2011, 2010, and 2009.

	2011		2010		2009
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$-	-	$114.7	10
U.S. corporate	9.5	17	4.8	19	55.2	55
Foreign(1)	27.2	52	30.7	23	31.1	45
Residential mortgage-backed	12.3	65	24.5	67	78.6	84
Commercial mortgage-backed	49.7	14	23.2	7	70.9	5
Other asset-backed	74.8	60	104.6	54	114.5	44
Equity	-	-	0.0	1	3.3	5
Public utilities	-	-	0.3	5	-	-
Mortgage loans on real estate	6.9	5	6.3	5	20.9	8
Limited partnerships	-	-	-	-	0.4	1
Total	$180.4	213	$194.4	181	$489.6	257

(1) Primary U.S. dollar denominated.

The above tables include $27.6, $95.5, and $171.2, for the years ended December 31, 2011, 2010, and 2009, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings.  The remaining $152.8, $98.9, and $318.4, in write-downs for the years ended December 31, 2011, 2010, and 2009, respectively, are related to intent impairments.  The following tables summarize these intent impairments, which are also recognized in earnings, by type for the years ended December 31, 2011, 2010, and 2009.

	2011		2010		2009
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$-	-	$114.7	10
U.S. Corporate	9.5	16	3.8	18	45.9	41
Foreign(1)	24.1	48	12.8	18	25.6	41
Residential mortgage-backed	1.8	8	6.1	11	2.9	1
Commercial mortgage-backed	45.5	14	3.9	2	70.9	5
Other asset-backed	71.9	59	72.0	35	58.4	13
Public utilities	-	-	0.3	5	-	-
Total	$152.8	145	$98.9	89	$318.4	111

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

The fair value of fixed maturities with other-than-temporary impairments as of December 31, 2011, 2010, and 2009 was $2.1 billion, $2.3 billion, and $2.4 billion, respectively.

The following tables identify the amount of credit impairments on fixed maturities for the years ended December 31, 2011, 2010, and 2009, for which a portion of the OTTI was recognized in AOCI, and the corresponding changes in such amounts.

	2011	2010	2009
Balance at January 1	$118.2	$123.3	$-
Implementation of OTTI guidance included in ASC Topic 320(1)	-	-	92.7
Additional credit impairments:
On securities not previously impaired	5.0	20.0	21.7
On securities previously impaired	6.7	23.4	13.8
Reductions:
Intent Impairments	(3.4)	(7.1)	-
Securities sold, matured, prepaid or paid down	(62.4)	(41.4)	(4.9)
Balance at December 31	$64.1	$118.2	$123.3

(1)   Represents credit losses remaining in Retained earnings related to the adoption of new guidance on OTTI, included in ASC Topic 320, on April 1, 2009.

Net Investment Income

Sources of Net investment income were as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Fixed maturities	$1,242.5	$1,182.2	$1,240.9
Equity securities, available-for-sale	3.7	4.5	19.1
Mortgage loans on real estate	174.9	180.8	198.7
Real Estate	-	(3.3)	-
Policy loans	6.6	7.2	7.6
Short-term investments and cash equivalents	2.0	4.1	5.6
Limited partnerships/corporations	17.1	20.0	(10.1)
Other	21.3	14.0	10.8
Gross investment income	1,468.1	1,409.5	1,472.6
Less: investment expenses	58.8	53.1	60.2
Net investment income	$1,409.3	$1,356.4	$1,412.4

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives.  The cost of the investments on disposal is generally determined based on first-in-first-out (“FIFO”) methodology. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009

Fixed maturities, available-for-sale, including securities pledged	$33.7	$11.8	$(298.0)
Fixed maturities at fair value using the fair value option	(34.4)	(14.6)	117.6
Equity securities, available-for-sale	(0.2)	1.9	6.4
Derivatives	748.7	(795.6)	(2,307.2)
Other investments	(5.7)	(9.2)	(15.9)
Net realized capital gains (losses)	$742.1	$(805.7)	$(2,497.1)
After-tax net realized capital losses	$591.4	$(580.7)	$(1,590.2)

Proceeds from the sale of fixed maturities and equity securities and the related gross realized gains and losses were as follows for the periods ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Proceeds on sales	$3,821.9	$6,211.7	$5,202.4
Gross gains	238.0	243.1	173.3
Gross losses	33.7	37.4	98.3

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

3.                                    Financial Instruments

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$1,778.0	$7.8	$-	$1,785.8
U.S government agencies and authorities	-	23.7	-	23.7
U.S. corporate, state and municipalities	-	10,251.1	124.5	10,375.6
Foreign	-	5,525.2	56.9	5,582.1
Residential mortgage-backed securities	-	2,183.6	60.7	2,244.3
Commercial mortgage-backed securities	-	2,001.9	-	2,001.9
Other asset-backed securities	-	600.8	79.3	680.1
Equity securities, available-for-sale	11.4	-	16.3	27.7
Derivatives:
Interest rate contracts	4.0	1,596.0	-	1,600.0
Foreign exchange contracts	-	9.7	-	9.7
Equity contracts	26.5	-	33.6	60.1
Credit contracts	-	0.9	-	0.9
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	2,760.7	5.8	-	2,766.5
Assets held in separate accounts	39,356.9	-	-	39,356.9
Total	$43,937.5	$22,206.5	$371.3	$66,515.3

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$-	$-	$1,282.2	$1,282.2
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	-	-	114.9	114.9
Embedded derivative on reinsurance	-	230.9	-	230.9
Derivatives:
Interest rate contracts	-	526.7	-	526.7
Foreign exchange contracts	-	42.4	-	42.4
Equity contracts	3.3	-	25.1	28.4
Credit contracts	-	1.2	12.9	14.1
Total	$3.3	$801.2	$1,435.1	$2,239.6

(1)

Level 3 net assets and liabilities accounted for (1.7)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (4.3)%.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$1,552.3	$60.4	$-	$1,612.7
U.S government agencies and authorities	-	24.3	-	24.3
U.S. corporate, state and municipalities	-	9,491.1	40.1	9,531.2
Foreign	-	5,389.1	9.8	5,398.9
Residential mortgage-backed securities	-	1,979.5	191.5	2,171.0
Commercial mortgage-backed securities	-	2,198.9	-	2,198.9
Other asset-backed securities	-	458.2	649.4	1,107.6
Equity securities, available-for-sale	52.6	-	13.5	66.1
Derivatives:
Interest rate contracts	2.6	162.5	12.0	177.1
Foreign exchange contracts	-	5.1	-	5.1
Equity contracts	12.4	-	95.3	107.7
Credit contracts	-	3.2	-	3.2
Embedded derivative on reinsurance	-	20.9	-	20.9
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,155.8	-	-	1,155.8
Assets held in separate accounts	44,413.3	-	-	44,413.3
Total	$47,189.0	$19,793.2	$1,011.6	$67,993.8

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$-	$-	$1,165.5	$1,165.5
Guaranteed Minimum Withdrawal and Accumulation Benefits (“GMWB” and “GMAB”)	-	-	77.0	77.0
Derivatives:
Interest rate contracts	-	419.2	0.3	419.5
Foreign exchange contracts	-	42.1	-	42.1
Equity contracts	0.8	-	16.0	16.8
Credit contracts	-	0.1	14.4	14.5
Total	$0.8	$461.4	$1,273.2	$1,735.4

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no transfers between Levels 1 and Level 2 for the year ended December 31, 2011.

During 2010, certain U.S. Treasury securities valued by commercial pricing services where prices are derived using market observable inputs have been transferred from Level 1 to Level 2.  These securities for the year ended December 31, 2010, include U.S. Treasury strips of $79.4 in which prices are modeled incorporating a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in ASC Topic 820.  Valuations are obtained from third party commercial pricing services, brokers, and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from brokers and third-party commercial pricing services are non-binding.  The Company reviews the assumptions and inputs used by third party commercial pricing services for each reporting period in order to determine an appropriate fair value hierarchy level. The documentation and analysis obtained from the third party

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

commercial pricing services are reviewed by the Company, including in-depth validation procedures confirming the observability of inputs. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  At December 31, 2011, $163.6 and $17.6 billion of a total of $22.7 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model.

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

Fair values of privately placed bonds are primarily determined using a matrix-based pricing model and are classified as Level 2 assets.  The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company’s evaluation of the borrower’s ability to compete in its relevant market.  Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond. In addition, certain privately placed bonds are valued using broker quotes and internal pricing models and are classified as Level 3 assets. The Company’s internal pricing models utilize the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the models include, but are not limited to, current market inputs, such as credit loss assumptions, assumed prepayment speeds and business performance.

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

Embedded derivatives - Investment contract guarantees: The Company records guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed riders for Guaranteed Minimum Accumulation Benefits (“GMABs”) and Guaranteed Minimum Withdrawal Benefits (“GMWBs”) without life contingencies in accordance with U.S. GAAP for derivative instruments and hedging activities.  The guarantee is treated as an embedded derivative and is required to be reported separately from the host annuity contract.  The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts.  The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. These derivatives are classified as Level 3 assets in the fair value hierarchy.

The Company also records for its fixed indexed annuity (“FIA”) contracts an embedded derivative liability for interest payments to contractholders above the minimum guaranteed interest rate, in accordance with U.S. GAAP for derivative instruments and hedging activities.  The guarantee is treated as an embedded derivative and is required to be reported separately from the host contract.  The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts.  The cash flow estimates are produced by best estimate assumptions. These derivatives are classified as Level 3 assets in the fair value hierarchy.

Nonperformance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.  The ING credit default swap spread is applied to the discount factors for FIAs and the risk-free rates for GMABs and GMWBs in the Company’s valuation models in order to incorporate credit risk into the fair values of these investment contract guarantees.  As of December 31, 2011, the credit spreads of ING and the Company

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

decreased by approximately 93 basis points from December 31, 2010, which contributed to changes in the valuation of the reserves for all investment contract guarantees.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2011.

	December 31, 2011
												Change in
	Fair Value	Total realized/unrealized							Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:							in to	out of	as of	(losses) included
	January 1	Net income		OCI	Purchases	Issuances	Sales	Settlements	Level 3(2)	Level 3(2)	December 31	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$40.1	$(0.3)		$(2.7)	$12.6	$-	$-	$(24.7)	$99.5	$-	$124.5	$(0.2)
Foreign	9.8	0.3		(0.1)	13.9	-	(12.5)	(7.7)	54.9	(1.7)	56.9	(0.5)
Residential mortgage-backed securities	191.5	-		(0.6)	34.3	-	-	(11.3)	1.9	(155.1)	60.7	(1.0)
Other asset-backed securities	649.4	(76.8)		64.3	-	-	(214.7)	(35.7)	-	(307.2)	79.3	(10.1)
Total fixed maturities, including securities pledged:	890.8	(76.8)		60.9	60.8	-	(227.2)	(79.4)	156.3	(464.0)	321.4	(11.8)

Equity securities, available for sale	13.5	(0.1)		0.1	4.3	-	(0.2)	-	-	(1.3)	16.3	-

Derivatives, net	76.6	(38.6)		-	-	-	(42.4)	-	-	-	(4.4)	(50.0)

Investment contract guarantees:
FIA	(1,165.5)	(111.7)		-	(128.3)	-	123.3	-	-	-	(1,282.2)	-
GMWB/GMAB	(77.0)	(33.8)		-	(6.3)	-	2.2	-	-	-	(114.9)	-
Total Investment contract guarantees	(1,242.5)	(145.5)	(1)	-	(134.6)	-	125.5	-	-	-	(1,397.1)	-

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2010.

	December 31, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses)		included in:	issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	December 31	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$-	$-		$(0.6)	$(1.4)	$42.1	$-	$40.1	$-
Foreign	-	-		0.4	5.3	4.1	-	9.8	(0.2)
Residential mortgage-backed securities	1,042.4	(1.1)		(0.4)	(41.9)	13.2	(820.7)	191.5	(6.7)
Other asset-backed securities	423.9	(104.3)		212.7	(99.7)	216.8	-	649.4	(105.5)
Total fixed maturities, including securities pledged:	1,466.3	(105.4)		212.1	(137.7)	276.2	(820.7)	890.8	(112.4)

Equity securities, available for sale	4.5	(0.7)		0.1	9.6	-	-	13.5	-

Derivatives, net	111.9	(71.3)		-	36.0	-	-	76.6	27.9

Investment contract guarantees:
FIA	(927.2)	(230.0)		-	(8.3)	-	-	(1,165.5)	-
GMWB/GMAB	(73.9)	(7.2)		-	4.1	-	-	(77.0)	-
Total Investment contract guarantees	(1,001.1)	(237.2)	(1)	-	(4.2)	-	-	(1,242.5)	-

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 during the year ended December 31, 2011 in Fixed maturities, including securities pledged, are primarily due to the Company’s determination that the market for subprime RMBS securities has become active.  While the valuation methodology has not changed, the Company has concluded that the frequency of transactions in the market for subprime RMBS securities represent regularly occurring market transactions and therefore are now classified as Level 2.  The transfers out of Level 3 during the year ended December 31, 2010 in Fixed maturities, including securities pledged, are primarily due to an increased utilization of vendor valuations of certain CMOs.

The remaining transfers in and out of Level 3 for fixed maturities during the year ended December 31, 2011 are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at December 31, 2011 and 2010.

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale, including securities pledged	$22,358.5	$22,358.5	$21,806.9	$21,806.9
Fixed maturities at fair value using the fair value option	335.0	335.0	237.7	237.7
Equity securities, available-for-sale	27.7	27.7	66.1	66.1
Mortgage loans on real estate	3,137.3	3,214.1	2,967.9	3,036.0
Loan - Dutch State obligation	658.2	660.6	843.9	795.7
Limited partnerships/corporations	305.4	305.4	295.8	297.9
Policy loans	112.0	112.0	122.1	122.1
Cash, cash equivalents, Short-term investments, and Short-term investments under securities loan agreement	2,766.5	2,766.5	1,155.8	1,155.8
Derivatives	1,670.7	1,670.7	293.1	293.1
Other investments	82.2	82.2	82.1	82.1
Deposits from affiliates	1,377.6	1,360.3	1,600.4	1,577.3
Embedded derivative on reinsurance	-	-	20.9	20.9
Assets held in separate accounts	39,356.9	39,356.9	44,413.3	44,413.3
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	20,338.2	20,634.4	20,819.6	20,272.4
Guaranteed investment contracts and funding agreements	2,367.7	2,568.2	2,218.3	1,909.5
Supplementary contracts and immediate annuities	816.1	884.6	803.3	716.8
Embedded derivative on reinsurance	230.9	230.9	-	-
Derivatives	611.6	611.6	492.9	492.9
Investment contract guarantees:
Fixed indexed annuities	1,282.2	1,282.2	1,165.5	1,165.5
Guaranteed minimum withdrawal and accumulation benefits	114.9	114.9	77.0	77.0
Notes to affiliates	435.0	419.3	435.0	447.2

(1) Certain amounts included in Deferred annuities are also reflected within the Investment contract guarantees section of the table above.

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

Limited partnerships/corporations: The fair value for these investments, primarily private equity fund of funds and hedge funds, is estimated based on the Net Asset Value (“NAV”) as provided by the investee.

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

Other investments: The fair value of other investments is estimated based on the Company’s percentage of ownership of third party appraised value for joint ventures and third party appraised value for real estate. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

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

Without a fixed maturity: Fair value is estimated as the mean present value of stochastically modeled cash flows associated with the contract liabilities relevant to both the contract holder and to the Company. Here, the stochastic valuation scenario set is consistent with current market parameters, and discount is taken using stochastically evolving short risk-free rates in the scenarios augmented by credit spreads on current Company debt. The augmentation in the discount is present to account for non-performance risk. Margins for non-financial risks associated with the contract liabilities are also included.

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

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are summarized as follows at December 31, 2011 and 2010.

	2011	2010
Total commercial mortgage loans	$3,138.8	$2,970.9
Collective valuation allowance	(1.5)	(3.0)

Total net commercial mortgage loans	$3,137.3	$2,967.9

As of December 31, 2011, all commercial mortgage loans are held-for-investment.  The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan-specific basis through the review of submitted appraisals, operating

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

statements, rent revenues and annual inspection reports, among other items.  This review ensures properties are performing at a consistent and acceptable level to secure the debt.

The Company has established a collective valuation allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. The collective valuation allowance is determined based on historical loss rates as adjusted by current economic information for all loans that are not determined to have an individually-assessed loss.  The changes in the collective valuation allowance were as follows for the years ended December 31, 2011 and 2010.

	2011	2010
Collective valuation allowance for losses, beginning of year	$3.0	$4.1
Addition to / (release of) allowance for losses	(1.5)	(1.1)

Collective valuation allowance for losses, end of year	$1.5	$3.0

The commercial mortgage loan portfolio is the recorded investment, prior to collective valuation allowances, by the indicated loan-to-value ratio and debt service coverage ratio, as reflected in the following tables at December 31, 2011 and 2010.

	2011(1)	2010(1)
Loan to Value Ratio:
0% - 50%	$920.9	$1,140.4
50% - 60%	833.9	707.7
60% - 70%	1,173.2	903.4
70% - 80%	191.3	197.6
80% - 90%	19.5	21.8
Total Commercial Mortgage Loans	$3,138.8	$2,970.9
(1) Balances do not include allowance for mortgage loan credit losses.

	2011(1)	2010(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,105.3	$2,038.3
1.25x - 1.5x	565.8	387.9
1.0x - 1.25x	355.5	255.2
Less than 1.0x	112.2	144.0
Mortgages secured by loans on land or construction loans	-	145.5
Total Commercial Mortgage Loans	$3,138.8	$2,970.9
(1) Balances do not include allowance for mortgage loan credit losses.

The Company believes it has a high quality mortgage loan portfolio with substantially all of commercial mortgages classified as performing.  The Company defines delinquent commercial mortgage loans consistent with industry practice as 60 days past due.  As of December 31, 2011 and 2010, there were no commercial loans classified as delinquent.  The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

discontinued. Interest accrual is not resumed until past due payments are brought current. At December 31, 2011 and 2010, there were no commercial mortgage loans on nonaccrual status.

All commercial mortgages are evaluated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.

The carrying values and unpaid principal balances (prior to any charge-off) of impaired commercial mortgage loans were as follows for the years ended December 31, 2011 and 2010.

	2011	2010
Impaired loans without valuation allowances	$-	$16.5

Unpaid principal balance of impaired loans	$-	$18.7

The following is information regarding impaired loans, restructured loans, loans 90 days or more past due and loans in the process of foreclosure for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Impaired loans, average investment during the period	$8.3	$28.0	$19.8
Interest income recognized on impaired loans, on an accrual basis	-	1.3	1.4
Interest income recognized on impaired loans, on a cash basis	-	1.4	1.2

Loans in foreclosure, at amortized cost	-	-	8.7

Troubled Debt Restructuring

The Company has high quality, well performing portfolios of commercial mortgage loans and private placements.  Under certain circumstances, modifications to these contracts are granted. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include: reduction of the face amount or maturity amount of the debt as originally stated, reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or reduction of accrued interest. The Company considers the amount, timing and extent of the concession granted

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2011, the Company had one private placement troubled debt restructuring with pre-modification and post-modification carrying value of $9.8.

During the twelve months ended December 31, 2011, the Company had no loans modified in a troubled debt restructuring with a subsequent payment default.

Derivative Financial Instruments

See the Business, Basis of Presentation and Significant Accounting Policies note to these Financial Statements for disclosure regarding the Company’s purpose for entering into derivatives and the policies on valuation and classification of derivatives.  The Company enters into the following derivatives:

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

Forwards: Certain forwards are acquired to hedge certain CMO assets held by the Company against movements in interest rates, particularly mortgage rates.  On the settlement date, the Company will either receive a payment (interest rate drops on purchased forwards or interest rate rises on sold forwards) or will be required to make a payment (interest rate rises on purchased forwards or interest rate drops on sold forwards). The Company also uses currency forward contracts to hedge policyholder liabilities in variable annuity contracts which are linked to foreign indexes. The currency fluctuations may result in a decrease in variable annuity account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of December 31, 2011 and 2010.

	2011			2010
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	-	$-	$-	6.5	$0.5	$-
Foreign exchange contracts	-	-	-	25.4	-	0.2
Fair value hedges:
Interest rate contracts	-	-	-	73.0	-	7.2
Derivatives: Non-Qualifying for hedge accounting(1)
Interest rate contracts	27,213.8	1,600.0	526.7	17,450.9	176.6	412.3
Foreign exchange contracts	1,297.8	9.7	42.4	908.4	5.1	41.9
Equity contracts	15,434.3	60.1	28.4	9,269.8	107.7	16.8
Credit contracts	143.4	0.9	14.1	333.8	3.2	14.5

Embedded derivatives:
Within retail annuity products(2)	N/A	-	1,397.1	N/A	-	1,242.5
Within reinsurance agreement (2)	N/A	-	230.9	N/A	20.9	-
Total		$1,670.7	$2,239.6		$314.0	$1,735.4

N/A - Not applicable.

(1)  The fair values of these derivatives are reported in Derivatives or Other liabilities on the Balance Sheets.

(2)  The fair values of embedded derivatives within retail annuity products and reinsurance agreements are reported in Funds held under reinsurance treaties with affiliates on the Balance Sheets.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$-	$-	$-
Fair value hedges:
Interest rate contracts	-	(3.3)	(1.8)
Derivatives: Non-Qualifying for hedge accounting(1)
Interest rate contracts	1,305.1	50.8	(183.8)
Foreign exchange contracts	(5.8)	9.3	(38.2)
Equity contracts	(548.2)	(853.4)	(2,070.4)
Credit contracts	(2.4)	1.0	(12.9)

Embedded derivatives:
Within retail annuity products(2)	(145.5)	(237.2)	(66.3)
Within reinsurance agreement (2)	(251.8)	(17.8)	38.7
Total	$351.4	$(1,050.6)	$(2,334.7)

(1)     Changes in value are included in Net realized capital losses on the Statements of Operations.

(2)     Changes in value are included in Interest credited and other benefits to contract owners on the Statements of
Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own.  Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties.  The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations.  Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Balance Sheets.  In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At December 31, 2011, the fair value of credit default swaps of $0.9 and $14.1 was included in Derivatives and Other liabilities, respectively, on the Balance Sheets.  At December 31, 2010, the fair value of credit default swaps of $3.2 and $14.5 was included in Derivatives and Other liabilities, respectively, on the Balance Sheets.  As

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

of December 31, 2011 and 2010, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $108.8 and $308.1, respectively.

4.                                    Deferred Policy Acquisition Costs and Value of Business Acquired

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

Activity within DAC was as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Balance at January 1	$3,155.0	$3,718.0	$4,205.5
Deferrals of commissions and expenses	138.1	197.4	411.7
Amortization:
Amortization	20.7	(616.9)	171.7
Interest accrued at 3.8% to 5.7%	221.6	230.2	191.3
Net amortization included in the
Statements of Operations	242.3	(386.7)	363.0
Change in unrealized capital gains/losses on available-for-sale securities	(233.4)	(373.7)	(1,262.2)
Balance at December 31	$3,302.0	$3,155.0	$3,718.0

Activity within VOBA was as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Balance at January 1	$68.1	$113.4	$195.1
Amortization:
Amortization	(9.6)	(30.1)	(7.5)
Interest accrued at 3.8% to 5.7%	3.8	5.2	6.7
Net amortization included in the
Statements of Operations	(5.8)	(24.9)	(0.8)
Change in unrealized capital gains/losses on available-for-sale securities	(15.8)	(20.4)	(80.9)
Balance at December 31	$46.5	$68.1	$113.4

The estimated amount of VOBA amortization expense, net of interest, is $8.7, $5.9, $8.2, $7.9 and $7.6, for the years 2012, 2013, 2014, 2015, and 2016, respectively.  Actual

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Analysis of DAC and VOBA - Annuity Products

The net amortization of DAC and VOBA for the year ended December 31, 2011 experienced a favorable variance driven by lower actual gross profits, as well as higher estimated future gross profits.

During 2011, 2010, and 2009, the Company adjusted its projections for future gross profits due to actual experience in the year, adjusted its amortization for the impact of current period gross profit variances, and revised and unlocked certain assumptions for its fixed and variable annuity products.  These adjustments and their acceleration (deceleration) impact on Amortization of DAC and VOBA were as follows for the years ended December 2011, 2010, and 2009.

	2011	2010	2009
Impact of separate account growth and contract owner withdrawal behavior different from assumptions	$48.3	$114.2	$(324.1)
Impact of current year gross profit variances	2.0	(40.2)	342.6
Unlock of mortality, lapse, expense and mutual fund sharing assumptions	(32.0)	(81.6)	88.9
Impact of refinements of gross profit projections	(8.0)	117.6	(0.9)
Total unlocking effect on Amortization of DAC and VOBA	$10.3	$110.0	$106.5

5.                                    Sales Inducements

During the year ended December 31, 2011, the Company capitalized and amortized $32.2 and $(22.9), respectively, of sales inducements. During the year ended December 31, 2010, the Company capitalized and amortized $46.9 and $(110.8), respectively, of sales inducements. The unamortized balance of capitalized sales inducements, net of unrealized capital gains (losses) on available-for-sale securities, was $626.5 and $665.9 as of December 31, 2011 and 2010, respectively.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Iowa law also prohibits an Iowa insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During 2011, 2010, and 2009, the Company did not pay any dividends or return of capital distributions to its Parent.

During the year ended December 31, 2011 and 2010, the Company received $44.0 and $749.0, respectively, in capital contributions from its Parent.  On February 24, 2009, $2.2 billion was contributed to the direct and indirect insurance company subsidiaries of ING AIH, of which $835.0 was contributed to the Company.  The contribution was comprised of the proceeds from the investment by the Dutch State and the redistribution of currently existing capital within ING.

The Division recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division, which differ in certain respects from accounting principles generally accepted in the United States.  Statutory net income (loss) was $386.0, $(384.4), and $(638.3), for the years ended December 31, 2011, 2010, and 2009, respectively.  Statutory capital and surplus was $2.2 billion and $1.7 billion as of December 31, 2011 and 2010, respectively.

The December 2011 variable annuity assumption changes undertaken by the Company resulted in an increase in gross statutory reserves with respect to variable annuity guaranteed living benefits which are ceded to SLDI under an automatic reinsurance agreement between the Company and SLDI.  SLDI’s increased credit for reinsurance obligations with respect to the increase in ceded statutory reserves is supported in part by a $1.5 billion unconditional and irrevocable letter of credit issued by ING Bank N.V. on December 31, 2011, which matures on December 31, 2031. The letter of credit was issued pursuant to a Contingent Capital Letter of Credit Facility Agreement between ING Bank and SLDI and is not confirmed by a qualifying US financial institution recognized by the NAIC SVO (“unconfirmed”).  The Division allowed the Company to accept the unconfirmed letter of credit and take reserve credit for the letter of credit with respect to the variable annuity guaranteed living benefits ceded under the reinsurance agreement between the Company and SLDI and is not a permitted practice.

During the period from December 31, 2008 through July 1, 2010, due to the reduction in liquidity and the limited availability of Letter of Credit US confirming banks, the Division also allowed the Company to accept and take statutory reserve credit for unconfirmed letters of credit issued by ING Bank N.V. in amounts up to $320.0 with respect to the variable annuity guaranteed living benefits ceded under the reinsurance agreement between the Company and SLDI.  Approval of the Company’s reserve credit related to unconfirmed letters of credit was undertaken by the Division pursuant to authority granted under Iowa’s credit for reinsurance regulation and was not a permitted practice.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Effective December 31, 2009, the Company adopted Actuarial Guideline 43 - Variable Annuity Commissioners Annuity Reserve Valuation Method (“AG43”) for its statutory basis of accounting.  Where the application of AG43 produces higher reserves than the Company had otherwise established under previous standards, the Company may request permission from the Division to grade-in the impact of higher reserve over a three year period.  During 2009, the Company elected this grade-in provision as allowed under AG43 and as approved by the Division. The impact of the grade-in for the year ended December 31, 2009 was an increase in reserves and a corresponding decrease in statutory surplus of $79.2. Since the AG43 reserves as of December 31, 2010 were lower than reserves established under previous standards, the Company did not elect the grade in provision.  The full impact of adopting AG43 as of December 31, 2010 was an increase in reserves of $24.9.

Effective December 31, 2009, the Company adopted SSAP No. 10R, Income Taxes, for its statutory basis of accounting.  This statement requires the Company to calculate admitted deferred tax assets based upon what is expected to reverse within one year with a cap on the admitted portion of the deferred tax asset of 10% of capital and surplus for its most recently filed statement.  If the Company’s risk-based capital (“RBC”) levels, after reflecting the above limitation, exceeds 250% of the authorized control level, the statement increases the limitation on admitted deferred tax assets from what is expected to reverse in one year to what is expected to reverse over the next three years and increases the cap on the admitted portion of the deferred tax asset from 10% of capital and surplus for its most recently filed statement to 15%.  Other revisions in the statement include requiring the Company to reduce the gross deferred tax asset by a statutory valuation allowance adjustment if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion of or all of the gross deferred tax assets will not be realized.  To temper this positive RBC impact, and as a temporary measure at December 31, 2009 only, a 5% pre-tax RBC charge was required to be applied to the additional admitted deferred tax assets generated by  SSAP 10R.  The adoption for 2009 had a December 31, 2009 sunset; however, during 2010, the 2009 adoption, including the 5% pre-tax RBC charge, was extended through December 31, 2011. The effects on the Company’s statutory financial statements of adopting this change in accounting principle were increases to total assets and capital and surplus of $86.5 and $70.4 as of December 31, 2011 and 2010, respectively.  This adoption had no impact on total liabilities or net income.

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

The following assumptions and methodology were used to determine the guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum withdrawal benefit with life payouts (“GMWBL”), guaranteed minimum accumulation benefits (“GMAB”) and guarantee minimum withdrawal benefits without lifetime guarantees (“GMWB”) additional reserves at December 31, 2011.

Area	2011 Assumptions/Basis for Assumptions

Data used	Based on 1,000 investment performance scenarios

Mean investment performance	GMDB:

The mean investment performance varies by fund group. In general we group all separate account returns into 6 fund groups, and generate stochastic returns for each of these fund groups. The overall mean separate account return is 8.125%. The general account fixed portion is a small percentage of the overall total.

GMIB / GMWBL: 8.125% based on a single fund group.

GMAB / GMWB: Zero rate curve

Volatility	GMDB: 15.76%

GMIB / GMWBL: 16.53%

GMAB / GMWB: Implied volatilities through the 5-year tenor and then a blend of implied and historical thereafter

Mortality

Depending on the type of benefit and gender, the Company uses Annuity 2011 Basic Table constructed by improving the Annuity 2000 basic table using Modified Projection Scale G with 11 years of improvement. Table multipliers were derived by comparing 2006 - 2010 mortality experience to base table mortality. Multipliers grade to 100% on a straight line from age 80 to 100.

Lapse rates	Vary by contract type, share class, time remaining in the surrender charge period and in-the-moneyness. A lapse margin was reflected in the GMAB / GMWB fair value reserves.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Discount rates	GMDB / GMIB / GMWBL:
5.5% based on management’s best estimate of the long term credited rate of return.

GMAB / GMWB:
Zero rate curve plus adjustment for non-performance risk; non-performance risk varies between 0.95% and 1.65% based on term structure.

The Company completed its annual review of actuarial assumptions for its variable annuity block of business in the fourth quarter of 2011, and updated the assumptions used in determining the future policy benefit reserves for its variable annuity products. The assumptions for its variable annuity block were updated for lapses, mortality, annuitization and utilization rates, with the most significant revision coming from the adjustment of lapse assumptions.  The assumption changes resulted in an increase in gross reserves as of December 31, 2011 of approximately $338.0, a portion of which is covered under various reinsurance agreements with SLDI or other third party reinsurers.  As of December 31, 2011, the increase in reserves, net of reinsurance, was $18.3.

The calculation of the GMIB and GMWBL liabilities assumes dynamic surrenders and dynamic utilization of the guaranteed benefit reserves.

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits, and the additional liabilities recognized related to minimum guarantees, by type, as of December 31, 2011 and 2010, and the paid and incurred amounts by type for the years ended December 31, 2011 and 2010, were as follows:

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Guaranteed	Guaranteed	Guaranteed	Guaranteed
	Minimum	Minimum	Minimum	Withdrawal
	Death	Accumulation/	Income	For Life
	Benefit	Withdrawal Benefit	Benefit	Benefit
	(GMDB)	(GMAB/GMWB)	(GMIB)	(GMWBL)
Separate account liability at December 31, 2011	$39,356.9	$1,105.9	$-	$-
Separate account liability at December 31, 2010	$44,413.3	$1,442.6	$-	$-

Additional liability balance:
Balance at January 1, 2010	$477.6	$73.9	$-	$-
Incurred guaranteed benefits	21.4	13.8	-	-
Paid guaranteed benefits	(125.1)	(10.7)	-	-
Balance at December 31, 2010	$373.9	$77.0	$-	$-
Incurred guaranteed benefits	246.7	40.1
Paid guaranteed benefits	(110.3)	(2.2)
Balance at December 31, 2011	$510.3	$114.9	$-	$-

The net amount at risk, net of reinsurance, and the weighted average attained age of contract owners by type of minimum guaranteed benefit, were as follows as of December 31, 2011 and 2010.

	Guaranteed	Guaranteed	Guaranteed	Guaranteed
	Minimum	Minimum	Minimum	Withdrawal
	Death	Accumulation/	Income	For Life
	Benefit	Withdrawal Benefit	Benefit	Benefit
	(GMDB)	(GMAB/GMWB)	(GMIB)	(GMWBL)
2011
Net amount at risk, net of reinsurance	$8,699.0	$63.2	$-	$-
Weighted average attained age	68	62	-	-

2010
Net amount at risk, net of reinsurance	$6,918.5	$52.4	$-	$-
Weighted average attained age	67	62	-	-

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2011 and 2010 was $39.4 billion and $44.4 billion, respectively.

8.                                    Income Taxes

Income tax expense (benefit) consisted of the following for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Current tax expense (benefit):
Federal	$(195.8)	$622.9	$(357.2)
Total current tax expense (benefit)	(195.8)	622.9	(357.2)
Deferred tax expense (benefit):
Federal	196.9	(678.0)	220.7
Total deferred tax expense (benefit)	196.9	(678.0)	220.7

Total income tax expense (benefit)	$1.1	$(55.1)	$(136.5)

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Income (loss) before income taxes	$399.1	$26.2	$(133.3)
Tax rate	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	139.7	9.2	(46.6)
Tax effect of:
Dividend received deduction	(30.3)	(75.9)	(53.7)
Tax valuation allowance	(109.0)	64.0	(35.6)
Audit settlement	3.3	(49.2)	0.1
Tax credits	(2.0)	(3.5)	(1.0)
Other	(0.6)	0.3	0.3
Income tax expense (benefit)	$1.1	$(55.1)	$(136.5)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2011 and 2010, are presented below.

	2011	2010
Deferred tax assets:
Future policy benefits	$398.2	$503.4
Goodwill	0.2	1.0
Investments	662.7	839.0
Employee compensation and benefits	50.7	43.2
Other	172.4	84.0
Total gross assets before valuation allowance	1,284.2	1,470.6
Less: valuation allowance	(12.1)	(199.6)
Assets, net of valuation allowance	1,272.1	1,271.0
Deferred tax liabilities:
Deferred policy acquisition costs	(1,315.7)	(1,231.3)
Unrealized gains	(312.1)	(139.3)
Value of business acquired	(29.6)	(31.3)
Other	(33.6)	(50.1)
Total gross liabilities	(1,691.0)	(1,452.0)
Net deferred income tax liability	$(418.9)	$(181.0)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized.  At December 31, 2011, the Company did not have a tax valuation allowance related to realized and unrealized capital losses. At December 31, 2010, the Company had a tax valuation allowance of $187.5 related to realized and unrealized capital losses.  As of December 31, 2011 and 2010, the Company had a full tax valuation allowance of $12.1 related to foreign tax credits, the benefit of which is uncertain.  The change in net unrealized capital gains (losses) includes an increase (decrease) in the tax valuation allowance of $(79.0), $(173.0), and $(64.7), for the years ended December 31, 2011, 2010, and 2009, respectively.

Tax Sharing Agreement

The Company had a receivable from ING AIH of $204.0 at December 31, 2011 and a payable to ING AIH of $79.2 at December 31, 2010, for federal income taxes under the intercompany tax sharing agreement.

The results of the Company’s operations are included in the consolidated tax return of ING AIH.  Generally, the Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods pursuant to the provisions of Income Taxes (ASC 740) as if the Company were a separate taxpayer rather than a member of ING AIH’s consolidated income tax return group with the exception of any net operating loss

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement.  The Company’s tax sharing agreement with ING AIH states that for each taxable year during which the Company is included in a consolidated federal income tax return with ING AIH, ING AIH will pay to the Company an amount equal to the tax benefit of the Company’s net operating loss carryforwards and capital loss carryforwards generated in such year, without regard to whether such net operating loss carryforwards and capital loss carryforwards are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Balance at beginning of period	$28.0	$60.3
Additions for tax positions related to prior years	6.1	28.0
Reductions for tax positions related to prior years	(6.1)	(60.2)
Reductions for settlements with taxing authorities	(25.3)	(0.1)
Balance at end of period	$2.7	$28.0

The Company had $2.7 of unrecognized tax benefits as of December 31, 2011 and 2010, that would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Balance Sheets and Statements of Operations, respectively.  The Company had no accrued interest for the years ended December 31, 2011 and 2010. The decrease during the tax period ended December 31, 2011 is primarily related to the settlement of the 2009 federal audit.

Tax Regulatory Matters

In March 2011, the IRS completed its examination of the Company’s returns through tax year 2009.  In the provision for the year ended December 31, 2011, the Company reflected an increase in its tax expense based on the results of the IRS examination and monitoring the activities of the IRS with respect to certain issues with other taxpayers and the merits of the Company’s position.

The Company is currently under audit by the IRS for tax years 2010 through 2012 and it is expected that the examination of tax year 2010 will be finalized within the next twelve months.  The timing of the payment (if any) of the remaining allowance of $2.7 cannot be

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

reliably estimated. The Company and the IRS have agreed to participate in the Compliance Assurance Program (“CAP”) for the tax years 2010 through 2012.

9.                                    Benefit Plans

Defined Benefit Plan

ING North America Insurance Corporation (“ING North America”) sponsors the ING Americas Retirement Plan (the “Retirement Plan”), effective as of December 31, 2001.  Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company’s employees.  The Retirement Plan was amended and restated effective January 1, 2008. The Retirement Plan was also amended on July 1, 2008, related to the admission of employees from the acquisition of CitiStreet LLC (“CitiStreet”) by Lion, and ING North America filed a request for a determination letter on the qualified status of the Retirement Plan, but has not yet received a favorable determination letter.  Additionally, effective January 1, 2009, the Retirement Plan was amended to provide that anyone hired or rehired by the Company on or after January 1, 2009, would not be eligible to participate in the Retirement Plan.

Beginning January 1, 2012, the Retirement Plan will use a cash balance pension formula instead of a final average pay (“FAP”) formula, allowing all eligible employees to participate in the Retirement Plan. Participants will earn an annual credit equal to 4% of eligible pay. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the Internal Revenue Service in the preceding August of each year. The accrued vested cash balance benefit is portable; participants can take it when they leave the Company’s employ. For participants in the Retirement Plan as of December 31, 2011, there will be a two-year transition period from the Retirement Plan’s current FAP formula to the cash balance pension formula. Due to ASC Topic 715 requirements, the accounting impact of the change in the Retirement Plan was recognized upon Board approval November 10, 2011. This change had no material impact on the financial statements.

The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a FAP formula.  Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities.  The costs allocated to the Company for its employees’ participation in the Retirement Plan were $11.5, $11.0, and $15.7, for the years ended 2011, 2010, and 2009, respectively, and are included in Operating expenses in the Statements of Operations.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Defined Contribution Plan

ING North America sponsors the ING Americas Savings Plan and ESOP (the “Savings Plan”).  Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company’s employees other than Company agents.  The Savings Plan is a tax-qualified defined contribution retirement plan, which includes an employee stock ownership plan (“ESOP”) component.  The Savings Plan was amended and restated effective January 1, 2008 and subsequently amended on July 1, 2008, with respect to the admission of employees from the acquisition of CitiStreet by Lion. The Savings Plan was amended effective January 1, 2011, to permit Roth 401(k) contributions to be made to the Plan. ING North America filed a request for a determination letter on the qualified status of the Plan and received a favorable determination letter dated May 19, 2009.  Savings Plan benefits are not guaranteed by the PBGC.  The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation.  Matching contributions are subject to a 4-year graded vesting schedule, although certain specified participants are subject to a 5-year graded vesting schedule.  All contributions made to the Savings Plan are subject to certain limits imposed by applicable law.  The cost allocated to the Company for the Savings Plan were $3.3, $2.4, and $4.2, for the years ended December 31, 2011, 2010, and 2009, respectively, and are included in Operating expenses in the Statements of Operations.

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

Effective December 31, 2011, the Supplemental Executive Retirement Plan was amended to coordinate with the amendment of the Retirement Plan from its current final average pay formula to a cash balance formula.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Obligations and Funded Status

The following table summarizes the benefit obligations, fair value of plan assets, and funded status, for the SERPs for the years ended December 31, 2011 and 2010.

	2011	2010
Change in Projected Benefit Obligation:
Projected benefit obligation, January 1	$25.5	$25.9
Interest cost	1.3	1.5
Benefits paid	(1.1)	(1.2)
Actuarial gain on obligation	(0.2)	(0.6)
Plan adjustments	(0.3)	-
Curtailment or settlement	-	(0.1)
Projected benefit obligation, December 31	$25.2	$25.5

Fair Value of Plan Assets:
Fair value of plan assets, December 31	$-	$-

Amounts recognized in the Balance Sheets consist of:

	2011	2010
Accrued benefit cost	$(25.2)	$(25.5)
Accumulated other comprehensive income	6.4	7.5
Net amount recognized	$(18.8)	$(18.0)

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2011 and 2010, benefit obligation for the SERPs were as follows:

	2011	2010
Discount rate at end of period	4.75%	5.50%
Rate of compensation increase	3.00%	3.00%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company’s pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the SERP. Based upon all available information, it was determined that 4.75% was the appropriate discount rate as of December 31, 2011, to calculate the Company’s accrued benefit liability.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2011	2010	2009
Discount rate	5.50%	6.00%	6.00%
Rate of increase in compensation levels	3.00%	3.00%	1.50%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs for the years ended December 31, 2011, 2010, and 2009, were as follows:

	2011	2010	2009
Interest cost	$1.3	$1.5	$1.3
Net actuarial loss recognized in the year	0.6	0.8	0.4
Net periodic benefit cost	$1.9	$2.3	$1.7

Cash Flows

In 2012, the employer is expected to contribute $1.5 to the SERPs. Future expected benefit payments related to the SERPs for the years ended December 31, 2012 through 2016, and thereafter through 2021, are estimated to be $1.5, $1.6, $1.6, $1.6, $1.6 and $8.3, respectively.

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

Commencing in 2011, ING introduced a new long-term equity and deferred bonus plan, the Long-Term Sustainable Performance Plan (“LSPP”).  The terms applicable to an award under the LSPP will be set out in a grant agreement which is signed by the participant when he or she accepts the award.  The LSPP will provide employees of the Company who are selected by the ING Executive Board with performance shares and will also require deferral of discretionary incentive bonus awards in excess of EUR 100,000.  The performance shares awarded under the LSPP will be a contingent grant of ING ADR units and on settlement, the participant will have the right to either receive ING ADR units in kind or a cash amount equal to the closing price per ING share on the Euronext Amsterdam Stock Market on the settlement date times the number of vested ADR units, subject to achievement during the vesting period of performance targets based on return of equity and employee engagement.  The excess bonus amount

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

will be held in deferred ING ADR units or in a deferred cash account, or some combination thereof, depending on the total amount of the incentive bonus award, generally subject to vesting in three equal tranches over the three year period commencing on the date of incentive bonus payment.  Unlike the leo plan, no options on ING shares in the form of ADRs will be granted under the LSPP.  To vest in performance shares, deferred shares or deferred cash, an employee must generally be actively employed on the settlement date, although immediate full and partial vesting in the event of normal age or early retirement, death or disability, or termination due to redundancy or business divestiture will occur, similar to the vesting treatment in the leo plan.

The Company was allocated from ING compensation expense for the leo options, leo performance shares and LSPP of $4.2, $2.6, and $4.5, for the years ended December 31, 2011, 2010, and 2009, respectively, primarily related to leo.

For leo, the Company recognized minimal tax benefits in 2011, 2010, and 2009.

Other Benefit Plans

In addition to providing retirement plan benefits, the Company, in conjunction with ING North America, provides certain supplemental retirement benefits to eligible employees and health care and life insurance benefits to retired employees and other eligible dependents.  The supplemental retirement plan includes a non-qualified defined benefit pension plan and a non-qualified defined contribution plan, which means all benefits are payable from the general assets of the Company.  The post-retirement health care plan is contributory, with retiree contribution levels adjusted annually and the Company subsidizes a portion of the monthly per-participant premium.  Beginning August 1, 2009, the Company moved from self-insuring its supplemental health care costs and began to use a private-fee-for-service Medicare Advantage program for post-Medicare eligible retired participants. In addition, effective October 1, 2009, the Company no longer subsidizes medical premium costs for early retirees.  This change does not impact any participant currently retired and receiving coverage under the plan or any employee who is eligible for coverage under the plan and whose employment ended before October 1, 2009.  The Company continues to offer access to medical coverage until retirees become eligible for Medicare.  The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage.  The ING Americas Deferred Compensation Savings Plan is a deferred compensation plan that includes a 401(k) excess component.  The benefits charges allocated to the Company related to all of these plans for the years ended December 31, 2011, 2010, and 2009, were $3.4, $2.1, and $5.8, respectively.

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

(Dollar amounts in millions, unless otherwise stated)

10.                            Related Party Transactions

Operating Agreements

The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities.  The agreements are as follows:

¡

Underwriting and distribution agreement with Directed Services LLC (“DSL”) (successor by merger to Directed Services, Inc.), an affiliated broker-dealer, whereby DSL serves as the principal underwriter for variable insurance products issued by the Company. DSL is authorized to enter into agreements with broker-dealers to distribute the Company’s variable products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2011, 2010, and 2009, commissions were incurred in the amounts of $201.1, $204.3, and $268.0, respectively.

¡

Asset management agreement with ING Investment Management LLC (“IIM”), an affiliate, in which IIM provides asset management, administration, and accounting services for ING USA’s general account. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2011, 2010, and 2009, expenses were incurred in the amounts of $56.2, $49.0, and $51.0, respectively.

¡

Intercompany agreement with DSL pursuant to which DSL agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues DSL earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company’s variable insurance products. For the years ended December 31, 2011 and 2010, revenue under the DSL intercompany agreement was $143.4 and $146.9, respectively. Prior to January 1, 2010, the Company was a party to a service agreement with DSL pursuant to which the Company provided managerial and supervisory services to DSL and earned a fee. This service agreement was terminated as of January 1, 2010. For the year ended December 31, 2009, revenue for these services was $123.2.

¡

Intercompany agreement with IIM pursuant to which IIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues IIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company’s variable insurance products. For the years ended December 31, 2011 and 2010, revenue under the IIM intercompany agreement was $35.3 and $32.0, respectively.

¡

Services agreements with ING North America, dated September 1, 2000 and January 1, 2001, respectively, for administrative, management, financial, information technology, and finance and treasury services. For the years ended December 31, 2011, 2010, and 2009, expenses were incurred in the amounts of $110.3, $91.6, and $77.1, respectively. Effective October 1, 2010, the services agreement with ING North America dated January 1, 2001, was amended in order

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

for the Company to provide ING North America with use of the corporate office facility at 5780 Powers Ferry Road, N.W., Atlanta, GA (the “Atlanta Office”) in exchange for ING North America’s payment of the Company’s direct and indirect costs for the Atlanta Office.

¡

Services agreement between the Company and its U.S. insurance company affiliates dated January 1, 2001, amended effective January 1, 2002 and December 31, 2007, for administrative, management, professional, advisory, consulting, and other services. For the years ended December 31, 2011, 2010, and 2009, expenses related to the agreements were incurred in the amount of $14.0 $31.0, and $26.3, respectively.

¡

Administrative Services Agreement between the Company, ReliaStar Life Insurance Company of New York (“RLNY”), an affiliate, and other U.S. insurance company affiliates dated March 1, 2003, amended effective August 1, 2004, in which the Company and affiliates provide services to RLNY. For the years ended December 31, 2011, 2010, and 2009, revenue related to the agreement was $3.1, $2.1, and $3.1, respectively.

¡

ING Advisors Network, a group of broker-dealers formerly affiliated with the Company, distributed the Company’s annuity products. For the years ended December 31, 2010, and 2009, ING Advisors Network sold new contracts of $117.5, and $442.2, respectively. Certain of these affiliated broker-dealers were sold to Lightyear Capital LLC effective February 1, 2010.

¡

Services agreement between the Company, Security Life of Denver Insurance Company (“SLD”), an affiliate, and IIM whereby IIM provides administrative, management, professional, advisory, consulting and other services to the Company and SLD with respect to its Financial Products unit. For the years ended December 31, 2011, 2010, and 2009, the Company incurred expenses of $3.6, $4.8, and $7.6, respectively.

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

Upon inception of the agreement, the Company paid SLDI a premium of $245.6.  At the same time, the Company established a funds withheld liability for $188.5 to SLDI and SLDI purchased a $65.0 letter of credit to support the ceded Statutory reserves of $245.6.  In addition, the Company recognized a gain of $17.9 based on the difference between the premium paid and the ceded U.S. GAAP reserves of $227.7, which offsets the $57.1 ceding allowance paid by SLDI.  The ceding allowance will be amortized over the life of the business.

As of December 31, 2011 and 2010, the value of the funds withheld liability under this agreement was $190.7 and $191.3, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets.  In addition, as of December 31, 2011 and 2010, the Company had an embedded derivative under this agreement with a value of $(4.8) and $8.5, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets.

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

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement.  For the years ended December 31, 2011 and 2010, revenue related to the agreement was $12.4 and $11.9, respectively.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company, and the Company deposited those assets into a funds withheld trust account.  As of December 31, 2011, the assets on deposit in the trust account increased to $5.3 billion.  The Company also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $5.0 billion and $3.3 billion, at December 31, 2011 and 2010, respectively. In addition, as of December 31, 2011 and 2010, the Company had an embedded derivative with a value of $235.7 and $(29.4), respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets.

Effective October 1, 2011, the Company and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account.  SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

At December 31, 2011 and 2010, the value of reserves ceded by the Company under this agreement was $1.9 billion and $1.0 billion, respectively.  In addition, a deferred loss in the amount of $356.4 and $355.9 at December 31, 2011 and 2010, respectively, is included in Other assets on the Balance Sheets and is amortized over the reinsurance period of benefit.

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The coinsurance agreement is accounted for using the deposit method.  As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets.  The receivable will be adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission.  The Company incurred amortization expense of the negative ceding commission of $7.2, $21.4, and $17.9, for the years ended December 31, 2011, 2010, and 2009, respectively, which is recorded in Other expenses in the Statements of Operations.

Universal Life – Coinsurance

Effective January 1, 2000, the Company entered into a 100% coinsurance agreement with its affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement.  As of December 31, 2011 and 2010, the value of reserves ceded by the Company under this agreement was $18.7 and $18.1, respectively.

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

The value of GIC reserves ceded by the Company under this agreement was $121.4 and $40.0 at December 31, 2011 and 2010, respectively.

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

The stop-loss agreement is accounted for using the deposit method.  A fee receivable from affiliate of $0.9 is included in Future policy benefits and claims reserves on the Balance Sheets.  The fee is accrued for and subsequently settled in cash each quarterly accounting period.

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

As of December 31, 2011 and 2010, the value of the reserves assumed by the Company under these agreements was $9.4 and $9.6, respectively.

Group Annual Term – Coinsurance Funds Withheld

Effective December 31, 2008, the Company entered into a coinsurance funds withheld agreement with RLI for an indefinite duration.  Under the terms of the agreement, the Company assumed 100% quota share of RLI’s net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 was equal to the aggregate reserve assumed by the Company.  Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders.  RLI will retain all reinsurance premiums payable to the Company as funds withheld, as security for ceded liabilities and against which ceded

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

losses will be offset.  Monthly, the Company will receive or pay a net settlement.  This agreement was amended and restated October 1, 2010 to better reflect the current investment environment and to modify the treatment of claims under certain policies under which claims are not paid in the form of a single lump sum; the underlying terms described above remained unchanged.  (Please see also description of Waiver of Premium - Coinsurance Funds Withheld Agreement between the Company and SLDI under “Reinsurance Ceded” above).

As of December 31, 2011 and 2010, the value of the reserves assumed by the Company under this agreement was $453.1 and $465.5, respectively.

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

The initial premium of $60.0 for this agreement was equal to the net Statutory reserve assumed by the Company.  Thereafter, premiums were equal to the total earned reinsurance premiums collected by RLI, less a ceding commission.  RLI retained all reinsurance premiums payable to the Company as funds withheld, as security for ceded liabilities and against which ceded losses were offset.  Net settlements were made on a monthly basis.  In addition, the Company provided reserve credit (in the excess of the funds withheld balance) to RLI through either a cash deposit or letter of credit.  As of December 31, 2011 and 2010, the Company did not have any reserves assumed under this agreement.

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

Under this agreement, the Company did not incur interest expense for the year ended December 31, 2011 and 2010. The Company incurred interest expense of $0.4 for the year ended December 31, 2009. The Company earned interest income of $1.0, $1.2, and

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Financial Statements

(Dollar amounts in millions, unless otherwise stated)

$1.7, for the years ended December 31, 2011, 2010, and 2009, respectively.  Interest expense and income are included in Interest expense and Net investment income, respectively, on the Statements of Operations. At December 31, 2011 and 2010, the Company had an outstanding receivable of $535.9 and $593.6, respectively, with ING AIH under the reciprocal loan agreement.

Total Return Swap

During December 2010, the Company entered into a series of interest rate swaps with external counterparties. The Company also entered into a short-term mirror total return swap (“TRS”) transaction with ING Verzekeringen N.V. (“ING V”), its indirect parent company.  The outstanding market value of the TRS was $11.6 at December 31, 2010.  The TRS matured January 3, 2011.

Long-term debt with Affiliates

The Company issued a 30-year surplus note in the principal amount of $35.0 on December 8, 1999, to its affiliate, SLD, which matures on December 7, 2029.  Interest is charged at an annual rate of 7.98%.  Payment of the note and related accrued interest is subordinate to payments due to contract owners and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner.  Interest expense was $2.8 for each of the years ended December 31, 2011, 2010, and 2009, respectively.

On December 29, 2004, the Company issued surplus notes in the aggregate principal amount of $400.0 (the “Notes”), scheduled to mature on December 29, 2034, to its affiliates, ING Life Insurance and Annuity Company, RLI, and SLDI, in an offering that was exempt from the registration requirements of the Securities Act of 1933.  The Notes bear interest at a rate of 6.26% per year.  Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner.  Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005.  Interest expense was $25.4 for each of the years ended December 31, 2011, 2010, and 2009, respectively.

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

Illiquid Assets Back-Up Facility

In the first quarter of 2009, ING reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on the Illiquid Assets Back-Up Facility (the “Back-Up Facility”) covering 80% of ING’s Alt-A RMBS.  Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING U.S. insurance with a book value of $36.0 billion, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”).  As a result of the risk transfer, the Dutch State participates in 80% of any results of the ING Alt-A RMBS portfolio.  The risk transfer to the Dutch State took place at a discount of approximately 10% of par value.  In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State.  Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio.  The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

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

As part of the final restructuring plan submitted to the EC in connection with its review of the Dutch state aid to ING, ING (the “Restructuring Plan”), ING has agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. Under this new agreement, the terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, remain unaltered and the additional payments are not borne by the Company or any other ING U.S. subsidiaries.

Derivatives

As of December 31, 2011 and 2010, the Company had call options with a notional amount of $382.2 and $382.6, respectively, and market value of $4.9 and $14.0, respectively, with ING Bank, an affiliate.  Each of these contracts was entered into as a result of a competitive bid, which included unaffiliated counterparties.

11.                            Reinsurance

At December 31, 2011, the Company had reinsurance treaties with 15 unaffiliated reinsurers covering a portion of the mortality risks and guaranteed death and living benefits under its annuity contracts. The Company, as cedant, also has reinsurance treaties with two affiliates, SLD and SLDI, related to GICs, fixed annuities, variable annuities, and universal life insurance policies. In addition, the Company assumed reinsurance risk under reinsurance treaties with its affiliate, RLI, related to certain life insurance policies and employee benefit group annual term policies.  The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Reinsurance ceded in force for life mortality risks were $147.7 billion and $170.4 billion at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, net receivables were comprised of the following:

	2011	2010
Claims recoverable from reinsurers	$11.0	$14.4
Amounts due to reinsurers	(23.6)	(26.2)
Reinsurance reserves ceded	2,188.2	1,368.7
Deposits	1,377.6	1,600.4
Reinsurance receivable	498.1	508.6
Other	16.8	15.5
Total	$4,068.1	$3,481.4

Premiums and Interest credited and other benefits to contract owners were reduced by the following amounts for reinsurance ceded for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Premiums:
Direct premiums	$16.9	$17.8	$20.0
Reinsurance assumed	478.4	522.8	768.6
Reinsurance ceded	(39.1)	(260.0)	(2.5)
Net premiums	$456.2	$280.6	$786.1

Also see Reinsurance Agreements in the Related Party Transactions note to these Financial Statements.

12.                            Commitments and Contingent Liabilities

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2017.

For the years ended December 31, 2011, 2010, and 2009, rent expense for leases was $7.7, $8.4, and $9.2, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2011 through 2015 are estimated to be $7.0, $6.6, $6.7, $6.5, and $5.3, respectively, and $3.0, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties.  Expenses not paid directly by the Company were paid for by an affiliate and allocated back to the Company.

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

As of December 31, 2011 and 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $255.3 and $529.2, respectively.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA.  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of December 31, 2011 and 2010, the Company held $821.2 and $57.9, respectively, of cash collateral, related to derivative contracts, which was included in Payables under securities loan agreement, including collateral held, on the Balance Sheets.  In addition, as of December 31, 2011 and 2010, the Company delivered collateral of $779.8 and $749.7, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Balance Sheets.

FHLB Funding Agreements

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  At December 31, 2011 and 2010, the Company had $1,579.6 in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and claims reserves, in the Balance Sheets. At December 31, 2011 and 2010, assets with a market value of $1,897.9 and $1,930.1, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, in the Balance Sheets.

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

Regulatory Matters

As with many financial services companies, the Company and its affiliates periodically receive informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with examinations, inquiries, investigations, and audits of the products and practices of the Company or the financial services industry.  Some of these investigations and inquiries could result in regulatory action against the Company.  The potential outcome of such action is difficult to predict but could subject the Company or its affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, fines, and other financial liability.  The potential economic consequences cannot be predicted, but management does not believe that the outcome of any such action will have a material adverse effect on the Company’s financial position or results of operations.  It is the practice of the Company and its affiliates to cooperate fully in these matters.

13.                            Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of December 31, 2011, 2010, and 2009.

	2011	2010	2009
Net unrealized capital gains (losses):
Fixed maturities	$1,331.1	$682.4	$(554.7)
Equity securities, available-for-sale	1.0	6.9	3.5
Derivatives	(1.1)	0.3	-
DAC/VOBA adjustment on available-for-sale securities	(707.6)	(458.4)	(64.3)
Sales inducements adjustment on available-for-sale securities	(129.2)	(80.4)	(0.1)
Other investments	(35.7)	(35.7)	(25.0)
Unrealized capital gains (losses), before tax	458.5	115.1	(640.6)
Net deferred income tax assets (liability)	(21.4)	19.8	111.3
Unrealized capital gains (losses), after tax	437.1	134.9	(529.3)
Pension liability, net of tax	(1.9)	(2.6)	(3.2)
Accumulated other comprehensive income (loss)	$435.2	$132.3	$(532.5)

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to  Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, net of DAC, VOBA, and tax related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Fixed maturities	$619.7	$1,244.0	$3,181.9
Equity securities, available-for-sale	(5.9)	3.4	7.2
Derivatives	(1.4)	0.3	-
DAC/VOBA adjustment on available-for-sale securities	(249.2)	(394.1)	(1,343.1)
Sales inducements adjustment on available-for-sale securities	(48.8)	(80.3)	(102.3)
Other investments	-	(10.7)	0.9
Change in unrealized gains on securities, before tax	314.4	762.6	1,744.6
Deferred income tax liability	(31.0)	(93.9)	(546.0)
Change in unrealized gains on securities, after tax	283.4	668.7	1,198.6

Change in other-than-temporary impairment losses, before tax	29.0	(6.9)	(100.1)
Deferred income tax asset/liability	(10.2)	2.4	35.0
Change in other-than-temporary impairment losses, after tax	18.8	(4.5)	(65.1)

Pension and other post-employment benefit liability, before tax	1.0	0.9	(0.6)
Deferred income tax asset/liability	(0.3)	(0.3)	-
Pension and other post-employment benefit liability, after tax	0.7	0.6	(0.6)

Net change in AOCI, after tax	$302.9	$664.8	$1,132.9

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in AOCI, reported net of DAC, VOBA, and income taxes, were as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Net unrealized capital holding gains (losses) arising during the year (1)	$246.0	$500.6	$888.7
Reclassification adjustment for gains (losses) and other items included in Net income (loss) (2)	(22.8)	(9.4)	180.1
Change in deferred tax valuation allowance	79.0	173.0	64.7

Net change in unrealized capital gains (losses) on securities	$302.2	$664.2	$1,133.5

(1) Pretax unrealized capital holding gains (losses) arising during the year were $378.5, $770.2, and $1,367.2 for the years ended December 31, 2011, 2010, and 2009, respectively.

(2)  Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $34.9, $14.5, and $(277.0), for the years ended December 31, 2011, 2010, and 2009, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are generally determined by FIFO methodology.

QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, unless otherwise stated)

2011	First	Second	Third	Fourth
Total revenue	$351.7	$897.4	$2,693.7	$(255.1)
Income (loss) before income taxes	37.9	119.0	374.0	(131.8)
Income tax expense (benefit)	16.7	1.8	23.1	(40.5)
Net income (loss)	$21.2	$117.2	$350.9	$(91.3)

2010	First	Second	Third	Fourth
Total revenue	$375.0	$1,466.4	$201.4	$(120.2)
Income (loss) before income taxes	5.4	(106.7)	130.9	(3.4)
Income tax expense (benefit)	(1.2)	(54.9)	(6.7)	7.7
Net income (loss)	$6.6	$(51.8)	$137.6	$(11.1)

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment, management has used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Item 13.                 Certain Relationships, Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.    Principal Accounting Fees and Services

(Dollar amounts in millions, unless otherwise stated)

In 2011 and 2010, Ernst & Young LLP (“Ernst & Young”) served as the principal external auditing firm for ING, including ING USA Annuity and Life Insurance Company (“ING USA” or the “Company,” as appropriate). ING subsidiaries, including ING USA, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary.  Ernst & Young fees allocated to the Company for the years ended December 31, 2011 and 2010 are detailed below, along with a description of the services rendered by Ernst & Young to the Company.

	2011		2010
Audit fees	$1.5		$1.5
Audit-related fees	0.8		0.5
Tax fees	0.1		0.1
All other fees	-	*	0.1
	$2.4		$2.2
* Less than $0.1.

Audit Fees

Audit fees were allocated to ING USA and include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company’s interim financial statements.

Audit-related Fees

Audit-related fees were allocated to ING USA for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services consisted primarily of the audit of financial information supporting the Securities and Exchange Commission (“SEC”) product filings.

Tax Fees

There were minimal tax fees allocated to ING USA in 2011 and 2010.  Tax fees allocated to ING USA were primarily for tax compliance and accounting for income taxes.  These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to ING USA in 2011 and 2010 under the category “all other fees.”  Other fees allocated to ING USA under this category typically include fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consist primarily of advisory services.

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

In 2011 and 2010, 100% of each of the audit related services, tax services, and all other services provided to the Company were pre-approved by ING’s audit committee.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)                               The following documents are filed as part of this report:

1.                       Financial statements. See Item 8. on page 128

2.                       Financial statement schedules. See Index to Financial Statement Schedules on page 234

3.                       Exhibits.  See Exhibit Index on page 239

Index to Financial Statement Schedules

		Page

Report of Independent Registered Public Accounting Firm

I.	Summary of Investments - Other than Investments in Affiliates as of December 31, 2011	236

IV.	Reinsurance Information as of and for the years ended December 31, 2011, 2010, and 2009	237

Schedules other than those listed above are omitted because they are not required or not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING USA Annuity and Life Insurance Company

We have audited the financial statements of ING USA Annuity and Life Insurance Company as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and have issued our report thereon dated March 27, 2012.  Our audits also included the financial statement schedules listed in Item 15.  These schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 27, 2012

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule I

Summary of Investments - Other than Investments in Affiliates

As of December 31, 2011

(In millions)

			Amount
			Shown on
Type of Investments	Cost	Value*	Balance Sheets
Fixed maturities
U.S. Treasuries	$1,692.9	$1,785.8	$1,785.8
U.S. government agencies and authorities	19.9	23.7	23.7
State, municipalities, and political subdivisions	98.9	104.8	104.8
Public utilities securities	1,916.4	2,095.1	2,095.1
Other U.S. corporate securities	7,611.3	8,175.7	8,175.7
Foreign securities (1)	5,288.4	5,582.1	5,582.1
Residential mortgage-backed securities	2,090.0	2,244.3	2,244.3
Commercial mortgage-backed securities	1,910.3	2,001.9	2,001.9
Other asset-backed securities	734.3	680.1	680.1
Total fixed maturities, including securities pledged to creditors	$21,362.4	$22,693.5	$22,693.5

Equity securities, available-for-sale	$26.7	$27.7	$27.7

Mortgage loans on real estate	$3,137.3	$3,214.1	$3,137.3
Policy loans	112.0	112.0	112.0
Other investments	82.2	82.2	82.2
Loan-Dutch State oligation	658.2	660.6	658.2
Derivatives	97.4	1,670.7	1,670.7
Limited partnerships/corporations	305.4	305.4	305.4
Short-term investments	2,397.0	2,397.0	2,397.0
Total investments	$28,178.6	$31,163.2	$31,084.0

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

ING USA Annuity and Life Insurance Company

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule IV

Reinsurance Information

As of and for the years ended December 31, 2011. 2010, and 2009

(In millions)

					Percentage
					of Assumed
	Gross	Ceded	Assumed	Net	to Net
Year ended December 31, 2011
Life insurance in force	$194,718.9	$147,732.6	$965.3	$47,951.6	2.0%
Premiums:
Life insurance	16.8	39.0	478.4	456.2
Accident and health insurance	0.1	0.1	-	-
Total premiums	$16.9	$39.1	$478.4	$456.2

Year ended December 31, 2010
Life insurance in force	$222,066.2	$170,436.4	$1,104.2	$52,734.0	2.1%
Premiums:
Life insurance	17.7	259.9	522.8	280.6
Accident and health insurance	0.1	0.1	-	-
Total premiums	$17.8	$260.0	$522.8	$280.6

Year ended December 31, 2009
Life insurance in force	$194,182.3	$186,404.2	$74,068.0	$81,846.1	90.5%
Premiums:
Life insurance	19.8	2.3	768.6	786.1
Accident and health insurance	0.2	0.2	-	-
Total premiums	$20.0	$2.5	$768.6	$786.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2012	ING USA Annuity and Life Insurance Company
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 16, 2012.

	Signatures	Title

/s/	Patrick G. Flynn	Chairman and Director
Patrick G. Flynn

/s/	Mary E. Beams	Director
Mary E. Beams

/s/	Donald W. Britton	Director
Donald W. Britton

/s/	Alain M. Karaoglan	Director
Alain M. Karaoglan

/s/	Robert G. Leary	Director
Robert G. Leary

/s/	Rodney O. Martin, Jr.	Director
Rodney O. Martin, Jr.

/s/	Michael S. Smith	Director and President
Michael S. Smith

/s/	Ewout L. Steenbergen	Director, Executive Vice President and
	Ewout L. Steenbergen	Chief Financial Officer

/s/	Steven T. Pierson	Senior Vice President and
	Steven T. Pierson	Chief Accounting Officer

ING USA ANNUITY AND LIFE INSURANCE COMPANY

Form 10-K for Fiscal Year Ended December 31, 2011

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

Exhibit Index

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

Exhibit Index

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

Exhibit Index

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

10.23

Amendment Number 2006-1, dated as of September 11, 2006, to the Services Agreement between ING USA Annuity and Life Insurance Company and ING North America Insurance Corporation, incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on November 14, 2006 (File No. 001-32625).

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

Exhibit Index

reference from Exhibit 10.29 to ING USA Annuity and Life Insurance Company’s Form 10-K 2009 filed with the SEC on March 31, 2010 (File No. 001-032625).

10.30

ING USA Participation Agreement, dated as of March 31, 2009, by and among ING USA Annuity and Life Insurance Company, ING Groep N.V. and ING Support Holding B.V., incorporated by reference from Exhibit 10.1 to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on May 15, 2009 (File No. 001-32625).

10.31

Deed of Assignment of Receivables, dated March 31, 2009, among ING USA Annuity and Life Insurance Company, ING Support Holding B.V., Staat der Nederlanden and Stichting Derdengelden ING Support Holding, incorporated by reference from Exhibit 10.2 to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on May 15, 2009 (File No. 001-32625).

10.32

Third Amendment to Lease, effective February 11, 2010, between ING USA Annuity and Life Insurance Company and Lexington Lion Dunwoody, L.P., incorporated by reference from Exhibit 10 to ING USA Annuity and Life Insurance Company’s Form 10-Q filed on May 14, 2010 (File No. 001-032625).

10.33

Amendment 2010-1 to Services Agreement, dated as of October 1, 2010, between ING USA Annuity and Life Insurance Company and ING North America Insurance Corporation, incorporated by reference from Exhibit 10.33 to ING USA Annuity and Life Insurance Company’s Form 10-K filed on March 30, 2011 (File No. 001-32625).

10.34

Amendment dated as of November 26, 2010, to ING USA Participation Agreement, dated as of March 31, 2009, by and among ING USA Annuity and Life Insurance Company, ING Support Holding B.V. and ING Groep N.V., incorporated by reference from Exhibit 10.34 to ING USA Annuity and Life Insurance Company’s Form 10-K filed on March 30, 2011 (File No. 001-32625).

10.35

Intercompany Agreement, effective January 1, 2010, between ING USA Annuity and Life Insurance Company and Directed Services LLC, incorporated by reference from Exhibit 10.35 to ING USA Annuity and Life Insurance Company’s Form 10-K filed on March 30, 2011 (File No. 001-32625).

10.36

Amendment to terminate as of January 1, 2010, a Services Agreement, effective January 1, 1994, as amended effective March 7, 1995 and July 7, 2007, between ING USA Annuity and Life Insurance Company and Directed Services LLC, incorporated by reference from Exhibit 10.36 to ING USA Annuity and Life Insurance Company’s Form 10-K filed on March 30, 2011 (File No. 001-32625).

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

Exhibit Index

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

[1]

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2011 and 2010; (ii) Statements of Operations for the years ended December 31, 2011, 2010, and 2009; (iii) Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009; (iv) Statements of Changes in Shareholder’s Equity for the years ended December 31, 2011 and 2010, (v) Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (vi) Notes to the Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING USA Annuity and Life Insurance Company.

+ Filed herewith.