Form 10-Q
period 2012-03-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2012-05-11
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
————————————————————————
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
___________________________________________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of May 4, 2012, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-Q for the period ended March 31, 2012

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Narrative Analysis of the Results of Operations and Financial Condition,” contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING USA Annuity and Life Insurance Company ("the Company"), as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in Part II, Item 1A. “Risk Factors” and in the “Forward-Looking Information/Risk Factors” in Part I, Item 2. of this Form 10-Q as well as those discussed in Part I, Item 1A. “Risk Factors” in the Company’s 2011 Annual Report on Form  10-K.

PART I.                                                    FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements

ING USA Annuity and Life Insurance Company (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Balance Sheets (Unaudited) (In millions, except share data)

	As of	As of
	March 31, 2012	December 31, 2011
		(As revised)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $19,507.7 at 2012 and $20,062.4 at 2011)	$20,933.3	$21,400.7
Fixed maturities at fair value using the fair value option	326.6	335.0
Equity securities, available-for-sale, at fair value (cost of $27.5 at 2012 and $26.7 at 2011)	30.3	27.7
Short-term investments	1,788.4	2,397.0
Mortgage loans on real estate	3,093.4	3,137.3
Policy loans	108.6	112.0
Loan - Dutch State obligation	589.3	658.2
Limited partnerships/corporations	318.9	305.4
Derivatives	1,174.2	1,609.1
Other investments	82.0	82.2
Securities pledged (amortized cost of $716.5 at 2012 and $965.0 at 2011)	738.4	1,012.8
Total investments	29,183.4	31,077.4
Cash and cash equivalents	289.9	121.2
Short-term investments under securities loan agreement, including collateral delivered	44.7	248.3
Accrued investment income	232.6	233.3
Receivable for securities sold	111.9	32.4
Premium receivable	24.7	28.2
Deposits and reinsurance recoverable	3,919.9	4,068.6
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	4,212.2	4,396.5
Short-term loan to affiliate	370.8	535.9
Due from affiliates	158.1	363.5
Current income taxes recoverable	169.7	204.0
Deferred income taxes	—	38.6
Other assets	385.4	394.6
Assets held in separate accounts	41,685.9	39,356.9
Total assets	$80,789.2	$81,099.4

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Balance Sheets (Unaudited) (In millions, except share data)

	As of	As of
	March 31, 2012	December 31, 2011
		(As revised)
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$28,850.6	$29,708.3
Payable for securities purchased	25.2	0.4
Payables under securities loan agreement, including collateral held	614.9	1,069.4
Long-term debt	435.0	435.0
Due to affiliates	45.6	128.9
Funds held under reinsurance treaties with affiliates	3,966.6	5,456.4
Deferred income taxes	20.8	—
Other liabilities	857.8	808.0
Liabilities related to separate accounts	41,685.9	39,356.9
Total liabilities	76,502.4	76,963.3

Shareholder’s equity:
Common stock (250,000 shares authorized, issued and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	6,005.4	5,971.6
Accumulated other comprehensive income	421.5	245.1
Retained earnings (deficit)	(2,142.6)	(2,083.1)
Total shareholder’s equity	4,286.8	4,136.1
Total liabilities and shareholder’s equity	$80,789.2	$81,099.4

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Statements of Operations (Unaudited) (In millions)

	Three Months Ended March 31,
	2012	2011
		(As revised)
Revenues:
Net investment income	$346.0	$357.4
Fee income	207.9	223.8
Premiums	112.5	115.0
Net realized capital losses:
Total other-than-temporary impairment losses	(3.9)	(64.9)
Less: Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	(0.1)	(2.9)
Net other-than-temporary impairments recognized in earnings	(3.8)	(62.0)
Other net realized capital losses	(1,309.9)	(310.1)
Total net realized capital losses	(1,313.7)	(372.1)
Other income	8.1	17.6
Total revenue	(639.2)	341.7
Benefits and expenses:
Interest credited and other benefits to contract owners	(804.6)	19.3
Operating expenses	111.4	109.7
Net amortization of deferred policy acquisition costs and value of business acquired	127.3	126.8
Interest expense	7.8	7.8
Other expense	11.2	9.5
Total benefits and expenses	(546.9)	273.1
Income (loss) before income taxes	(92.3)	68.6
Income tax expense (benefit)	(32.8)	27.5
Net income (loss)	$(59.5)	$41.1

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Statements of Comprehensive Income (Unaudited) (In millions)

	Three Months Ended March 31,
	2012	2011
		(As revised)
Net income (loss)	$(59.5)	$41.1
Other comprehensive income, before tax:
Change in unrealized gains on securities	261.3	33.3
Change in other-than-temporary impairment losses	5.6	28.6
Other comprehensive income, before tax	266.9	61.9
Income tax expense related to items of other comprehensive income	(90.5)	(27.8)
Other comprehensive income, after tax	176.4	34.1

Comprehensive income	$116.9	$75.2

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Statements of Changes in Shareholder’s Equity (Unaudited) (In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2011 - As previously filed	$2.5	$5,921.7	$132.3	$(1,821.3)	$4,235.2
Cumulative effect of changes in accounting:
Deferred policy acquisition costs	—	—	41.1	(394.3)	(353.2)
Fair value for Guaranteed Minimum Withdrawal Benefits for Life	—	—	(22.3)	(15.9)	(38.2)
Actuarial gains (losses) for pension and post-retirement benefit plans	—	—	3.7	(3.7)	—
Balance at January 1, 2011 - As revised	2.5	5,921.7	154.8	(2,235.2)	3,843.8
Comprehensive income:
Net income	—	—	—	41.1	41.1
Other comprehensive income, after tax:	—	—	34.1	—	34.1
Total comprehensive income					75.2
Contribution of capital	—	44.0	—	—	44.0
Employee related benefits	—	0.5	—	—	0.5
Balance at March 31, 2011 - As revised	$2.5	$5,966.2	$188.9	$(2,194.1)	$3,963.5

Balance at January 1, 2012 - As revised	$2.5	$5,971.6	$245.1	$(2,083.1)	$4,136.1
Comprehensive income:
Net loss	—	—	—	(59.5)	(59.5)
Other comprehensive income, after tax	—	—	176.4	—	176.4
Total comprehensive income					116.9
Employee related benefits	—	33.8	—	—	33.8
Balance at March 31, 2012	$2.5	$6,005.4	$421.5	$(2,142.6)	$4,286.8

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Statements of Cash Flows (Unaudited) (In millions)

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$532.8	$365.5
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities	2,531.8	1,141.7
Equity securities, available-for-sale	1.8	15.4
Mortgage loans on real estate	77.9	162.5
Limited partnerships/corporations	6.8	5.5
Acquisition of:
Fixed maturities	(1,750.3)	(1,475.9)
Equity securities, available-for-sale	(2.6)	(3.4)
Mortgage loans on real estate	(34.0)	(238.5)
Limited partnerships/corporations	(11.9)	(7.3)
Derivatives, net	(1,127.9)	(441.2)
Short-term investments, net	608.6	(31.6)
Loan-Dutch State obligation, net	68.0	63.6
Policy loans, net	3.4	2.6
Collateral held, net	(250.9)	3.9
Other investments, net	—	—
Other, net	0.1	—
Net cash provided by (used in) investing activities	120.8	(802.7)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,564.7	1,170.3
Maturities and withdrawals from investment contracts	(2,063.7)	(998.0)
Block of deposits coinsured to affiliate	—	63.2
Reinsurance recoverable on investment contracts	(151.0)	(0.1)
Short-term repayments of repurchase agreements, net	—	—
Short-term loans to affiliates	165.1	218.4
Contribution of capital from parent	—	44.0
Net cash provided by (used in) financing activities	(484.9)	497.8
Net increase in cash and cash equivalents	168.7	60.6
Cash and cash equivalents, beginning of period	121.2	71.5
Cash and cash equivalents, end of period	$289.9	$132.1

The accompanying notes are an integral part of these financial statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
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

ING USA is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is a direct, wholly owned subsidiary of ING America Insurance Holdings, Inc. (“ING AIH”). ING AIH is an indirect wholly owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

ING has announced the anticipated separation of its banking and insurance businesses. While all options for effecting this separation remain open, on November 10, 2010, ING announced that, in connection with the separation plan, it will prepare for a base case of an initial public offering ("IPO") of ING U.S., which constitutes ING's U.S.-based retirement, insurance and investment management operations, including the Company.

The Company offers various insurance products, including immediate and deferred fixed annuities. The Company's fixed annuity products are distributed by national and regional brokerage and securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations, and affiliated broker-dealers. The Company's primary annuity customers are individual consumers. The Company ceased new sales of variable annuity products in March of 2010, as part of a global business strategy and risk reduction plan. Some new amounts will continue to be deposited on ING USA variable annuities as add-on premiums to existing contracts.

The Company also offers guaranteed investment contracts and funding agreements (collectively referred to as “GICs”), sold primarily to institutional investors and corporate benefit plans. These products are marketed by home office personnel or through specialty insurance brokers.

The Company has one operating segment.

Basis of Presentation

The accompanying Condensed Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are unaudited. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates.

The accompanying Condensed Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2012, its results of operations, comprehensive income, changes in shareholder's equity, and cash flows for the three months ended March 31, 2012 and 2011, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2011 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”), as adjusted for the retrospective application of certain accounting standards noted below, which includes all disclosures required by U.S. GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements of the Company included in the 2011 Annual Report on Form 10-K.

Certain reclassifications have been made to prior year financial information to conform to the current year classifications, including the presentation of changes in fair value of embedded derivatives within annuity products in order to align with the presentation of ING AIH and affiliates. For the three months ended March 31, 2011, reclassifications decreased Fee income by $55.2, increased Other net realized capital gains (losses) by $27.9, increased Other income by $17.3, and decreased Interest credited and other

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

benefits to contract owners by $10.2 in the Condensed Statements of Operations. Such reclassifications had no impact on Shareholder's equity or Net income (loss).

Accounting Changes

Future Policy Benefits and Contract Owner Accounts

As of January 1, 2012, the Company voluntarily changed to fair value accounting for the guaranteed minimum withdrawal benefits with life payouts (“GMWBL”) riders as a retrospective change in accounting principle. Under fair value accounting, GMWBLs are considered embedded derivatives, which are measured at estimated fair value separately from the host annuity contract. Changes in estimated fair value are reported in Other net realized capital losses in the Condensed Statements of Operations. Previously, GMWBLs were accounted for by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The new accounting method is preferable, as it provides more useful financial reporting information to financial statement users and fair value is more closely aligned with the underlying economics of the guarantee.

The cumulative effect of this change as of January 1, 2011, is a decrease to Retained earnings and to Accumulated other comprehensive income of $15.9 and $22.3, respectively, net of other related impacts of DAC, other intangible assets, and taxes. There was no impact, however, to Net cash provided by operating activities in the Condensed Statements of Cash Flows.

Employee Benefit Plans

As of January 1, 2012, the Company voluntarily changed its method of recognizing actuarial gains and losses related to its pension and post-retirement benefit plans. Previously, actuarial gains and losses were recognized in Accumulated other comprehensive income and, to the extent outside a corridor, amortized into operating results over the average remaining service period of active plan participants or the average remaining life expectancy of inactive plan participants, as applicable. The Company has elected to immediately recognize actuarial gains and losses in the Condensed Statements of Operations in the year in which the gains and losses occur. The new accounting method is preferable, as it eliminates the delay in recognition of actuarial gains and losses. These gains and losses are generally only measured annually as of December 31 and accordingly will be recorded during the fourth quarter.

The Company's change in accounting methodology has been applied retrospectively. The cumulative effect of this change as of January 1, 2011, is a decrease to Retained earnings, with a corresponding increase to Accumulated other comprehensive income, of $3.7, net of tax.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The impacts of the accounting changes as of March 31, 2012 to the Condensed Balance Sheets and for the three months ended March 31, 2012 to the Condensed Statements of Operations were as follows:

	March 31, 2012
	Before Change in Method	Effect of GMWBL Change	Effect of Pension Change	As Reported
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	$3,210.9	$1,001.3	$—	$4,212.2
Future policy benefits and claims reserves	27,481.6	1,369.0	—	28,850.6
Deferred income taxes	149.5	(128.7)	—	20.8
Accumulated other comprehensive income (loss)	526.2	(107.9)	3.2	421.5
Retained earnings (deficit)	$(2,008.3)	$(131.1)	$(3.2)	$(2,142.6)

	Three Months Ended March 31, 2012
	Before Change in Method	Effect of GMWBL Change	Effect of Pension Change	As Reported
Other net realized capital losses	$(1,678.9)	$369.0	$—	$(1,309.9)
Net amortization of deferred policy acquisition costs and value of business acquired	442.3	(315.0)	—	127.3
Income tax expense (benefit)	(51.7)	18.9	—	(32.8)
Net income (loss)	$(94.6)	$35.1	$—	$(59.5)

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The impacts of the accounting changes as of December 31, 2011 to the Condensed Balance Sheets and for the three months ended March 31, 2011 to the Condensed Statements of Operations were as follows:

	December 31, 2011
	As Previously Filed	Effect of GMWBL Change	Effect of Pension Change	Other Changes(1)	As Revised
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	$3,974.9	$1,037.6	$—	$(616.0)	$4,396.5
Other assets	385.8	—	—	8.8	394.6
Future policy benefits and claims reserves	27,970.2	1,738.1	—	—	29,708.3
Deferred income taxes	418.9	(245.1)	—	(212.4)	(38.6)
Accumulated other comprehensive income (loss)	435.2	(288.9)	3.2	95.6	245.1
Retained earnings (deficit)	$(1,423.3)	$(166.4)	$(3.2)	$(490.2)	$(2,083.1)

	Three Months Ended March 31, 2011
	As Previously Filed	Effect of GMWBL Change	Effect of Pension Change	Other Changes(1)	As Revised
Fee income	$279.0	$—	$—	$(55.2)	$223.8
Other net realized capital losses	(338.0)	—	—	27.9	(310.1)
Other income	0.3	—	—	17.3	17.6
Interest credited and other benefits to contract owners	118.5	(89.0)	—	(10.2)	19.3
Operating expenses	107.4	—	(0.2)	2.5	109.7
Net amortization of deferred policy acquisition costs and value of business acquired	70.8	81.7	—	(25.7)	126.8
Other expense	9.3	—	—	0.2	9.5
Income tax expense (benefit)	16.7	2.6	0.1	8.1	27.5
Net income	$21.2	$4.7	$0.1	$15.1	$41.1

(1) See reclassifications in Basis of Presentation above and Adoption of New Pronouncements below.

Adoption of New Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-26, “Financial Services - Insurance (Accounting Standards CodificationTM ("ASC") Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies what costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  Costs that should be capitalized include (1) incremental direct costs of successful contract acquisition and (2) certain costs related directly to successful acquisition activities (underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) performed by the insurer for the contract. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the U.S. GAAP direct-response advertising guidance are met.  All other acquisition-related costs should be charged to expense as incurred.

The provisions of ASU 2010-26 were adopted retrospectively by the Company on January 1, 2012. As a result of implementing ASU 2010-26, the Company recognized a cumulative effect of change in accounting principle of $394.3, net of income taxes of $212.3, as a reduction to January 1, 2011 Retained earnings (deficit). In addition, the Company recognized a $41.1 increase to

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Accumulated other comprehensive income (“AOCI”).

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

The provisions of ASU 2011-03 were adopted by the Company on January 1, 2012. The Company determined, however, that there was no effect on the Company's financial condition, results of operations, or cash flows, as the conclusion is consistent with that previously applied by the Company.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which includes the following amendments:

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

The provisions of ASU 2011-04 were adopted by the Company on January 1, 2012. The disclosures required by ASU 2011-04 are included in the Financial Instruments note to these Condensed Financial Statements. As the pronouncement only pertains to additional disclosures, the adoption had no effect on the Company's financial condition, results of operations, or cash flows.

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

The Company early adopted provisions of ASU 2011-05 and ASU 2010-12 as of December 31, 2011, and applied the provisions retrospectively. The Condensed Statement of Comprehensive Income, with corresponding revisions to the Condensed Statements of Changes in Shareholder's Equity, is included in these Condensed Financial Statements. In addition, the required disclosures are included in the Accumulated Other Comprehensive Income (Loss) note to these Condensed Financial Statements.

Future Adoption of Accounting Pronouncements

Disclosures about Offsetting Assets and Liabilities
In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (ASC Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

The provisions of ASU 2011-11 are effective, retrospectively, for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual reporting periods. The Company is currently in the process of determining the disclosure impact of adoption of the provisions of ASU 2011-11.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.	Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of March 31, 2012.

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(3)	Fair Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,387.6	$61.0	$0.5	$—	$1,448.1	$—
U.S. government agencies and authorities	19.3	2.4	—	—	21.7	—
State, municipalities, and political subdivisions	100.0	8.5	0.7	—	107.8	—
U.S. corporate securities	9,317.2	744.2	36.1	—	10,025.3	—

Foreign securities(1):
Government	394.9	21.3	3.7	—	412.5	—
Other	4,749.2	356.4	29.7	—	5,075.9	0.1
Total foreign securities	5,144.1	377.7	33.4	—	5,488.4	0.1

Residential mortgage-backed securities:
Agency	1,335.6	166.9	3.9	42.6	1,541.2	0.3
Non-Agency	670.9	58.4	61.5	14.1	681.9	71.9
Total Residential mortgage-backed securities	2,006.5	225.3	65.4	56.7	2,223.1	72.2

Commercial mortgage-backed securities	1,855.3	163.7	10.4	—	2,008.6	—
Other asset-backed securities	720.8	17.4	57.7	(5.2)	675.3	—

Total fixed maturities, including securities pledged	20,550.8	1,600.2	204.2	51.5	21,998.3	72.3
Less: securities pledged	716.5	22.5	0.6	—	738.4	—
Total fixed maturities	19,834.3	1,577.7	203.6	51.5	21,259.9	72.3
Equity securities	27.5	3.1	0.3	—	30.3	—
Total fixed maturities and equity securities	$19,861.8	$1,580.8	$203.9	$51.5	$21,290.2	$72.3

(1) Primarily U.S. dollar denominated.
(2) Represents other-than-temporary impairments reported as a component of Other comprehensive income.
(3) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital losses in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2011 (As revised).

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(3)	Fair Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,692.9	$92.9	$—	$—	$1,785.8	$—
U.S. government agencies and authorities	19.9	3.8	—	—	23.7	—
State, municipalities, and political subdivisions	98.9	6.8	0.9	—	104.8	—
U.S. corporate securities	9,527.7	784.5	41.4	—	10,270.8	—

Foreign securities(1):
Government	349.0	26.7	5.4	—	370.3	—
Other	4,939.4	336.8	64.4	—	5,211.8	0.1
Total foreign securities	5,288.4	363.5	69.8	—	5,582.1	0.1

Residential mortgage-backed securities
Agency	1,354.6	186.9	2.4	46.4	1,585.5	0.3
Non-Agency	735.4	58.3	88.5	15.1	720.3	75.7
Total Residential mortgage-backed securities	2,090.0	245.2	90.9	61.5	2,305.8	76.0

Commercial mortgage-backed securities	1,910.3	118.0	26.4	—	2,001.9	1.9
Other asset-backed securities	734.3	15.4	69.6	(6.5)	673.6	—

Total fixed maturities, including securities pledged	21,362.4	1,630.1	299.0	55.0	22,748.5	78.0
Less: securities pledged	965.0	49.8	2.0	—	1,012.8	—
Total fixed maturities	20,397.4	1,580.3	297.0	55.0	21,735.7	78.0
Equity securities	26.7	1.8	0.8	—	27.7	—
Total fixed maturities and equity securities	$20,424.1	$1,582.1	$297.8	$55.0	$21,763.4	$78.0

(1)	Primarily U.S. dollar denominated.

(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income.

(3)
Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital losses in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, including securities pledged, as of March 31, 2012, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,233.4	$1,259.4
After one year through five years	4,868.1	5,088.8
After five years through ten years	5,977.9	6,410.0
After ten years	3,888.8	4,333.1
Mortgage-backed securities	3,861.8	4,231.7
Other asset-backed securities	720.8	675.3
Fixed maturities, including securities pledged	$20,550.8	$21,998.3

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the State of the Netherlands (the “Dutch State”) loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at March 31, 2012 and December 31, 2011.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At March 31, 2012 and December 31, 2011, approximately 26.3% and 28.3%, respectively, of the Company’s CMO holdings were invested in those types of CMOs such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs.

Certain CMO's primarily interest-only and principal-only strips are counted for as hybrid instruments and valued at fair value with changes in fair value reported in Other net realized losses in the Condensed Statements of Operations.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting obligation to repay the loan included as a liability on the Condensed Balance Sheets. As of March 31, 2012 and December 31, 2011, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  As of March 31, 2012 and December 31, 2011, the Company did not have any securities pledged under reverse repurchase agreements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
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

As of March 31, 2012 and December 31, 2011, the fair value of loaned securities was $42.9 and $233.0, respectively, and is included in Securities pledged on the Condensed Balance Sheets. Collateral received is included in Short-term investments under securities loan agreement, including collateral delivered. As of March 31, 2012 and December 31, 2011, liabilities to return collateral of $44.7 and $248.3, respectively, are included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the collateralized loan obligations ("CLOs") of $3.6 and $3.5 as of March 31, 2012 and December 31, 2011, respectively, is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

Securitizations

The Company invests in various tranches of securitization entities, including Residential Mortgage-backed Securities ("RMBS"), Commercial Mortgage-backed Securities ("CMBS") and ABS. Certain RMBS investments represent agency pass-through securities and close-to-the-index tranches issued by Fannie Mae, Freddie Mac, or a similar government-sponsored entity. Investments held by the Company in non-agency RMBS and CMBS also include interest-only, principal-only, and inverse floating securities. Through its investments, the Company is not obligated to provide any financial or other support to these entities.

Each of the RMBS, CMBS, and ABS entities described above are thinly capitalized by design, and considered VIEs under ASC 810-10-25 as amended by ASU 2009-17. As discussed above, the Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS, and ABS entities in which it holds investments. These investments are accounted for as investments as described in the Business, Basis of Presentation and Significant Accounting Policies note to the Financial Statements included in the Company's 2011 Annual Report on Form 10-K.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Fixed Maturity Securities Credit Quality - Ratings

The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” An internally developed rating is used as permitted by the NAIC, if no rating is available. The NAIC designations are generally similar to the credit quality designations of a Nationally Recognized Statistical Rating Organization (“NRSRO”) for marketable fixed maturity securities, called “rating agency designations,” except for certain structured securities as described below. NAIC designations of "1," highest quality, and "2," high quality, include fixed maturity securities generally considered investment grade (“IG”) by such rating organizations. NAIC designations 3 through 6 include fixed maturity securities generally considered below investment grade (“BIG”) by such rating organizations.

The NAIC adopted revised designation methodologies for non−agency RMBS, including RMBS backed by subprime mortgage loans reported within ABS, and for CMBS. The NAIC's objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities.

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

Information about the Company's fixed maturity securities holdings, including securities pledged, by NAIC designations is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents the Company's best estimate of comparable ratings from rating agencies, including Moody's Investors Service Inc. ("Moody's"), Standard & Poor's ("S&P"), and Fitch Ratings Ltd. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used.

It is the Company's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. Ratings are derived from three NRSRO ratings and are applied as follows based on the number of agency rating received:

▪	when three ratings are received then the middle rating is applied;

▪	when two ratings are received then the lower rating is applied;

▪	when a single rating is received, the NRSRO rating is applied;

▪	and, when ratings are unavailable then an internal rating is applied.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for IG and BIG securities by duration, based on NAIC designations were as follows as of March 31, 2012 and December 31, 2011.

	2012				2011
	IG	% of IG and BIG	BIG	% of IG and BIG	IG	% of IG and BIG	BIG	% of IG and BIG
Six months or less below amortized cost	$19.3	9.5%	$3.1	1.5%	$40.0	13.4%	$10.9	3.6%
More than six months and twelve months or less below amortized cost	18.8	9.2%	2.8	1.4%	38.3	12.8%	4.0	1.3%
More than twelve months below amortized cost	90.7	44.4%	69.5	34.0%	136.5	45.7%	69.3	23.2%
Total unrealized capital losses	$128.8	63.1%	$75.4	36.9%	$214.8	71.9%	$84.2	28.1%

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for securities rated BBB and above (Investment Grade ("IG")) and securities rated BB and below (Below Investment Grade ("BIG")) by duration, based on NRSRO ratings, were as follows as of March 31, 2012 and December 31, 2011.

	2012				2011
	IG	% of IG and BIG	BIG	% of IG and BIG	IG	% of IG and BIG	BIG	% of IG and BIG
Six months or less below amortized cost	$19.3	9.5%	$3.1	1.5%	$40.3	13.5%	$10.6	3.5%
More than six months and twelve months or less below amortized cost	15.8	7.7%	5.8	2.8%	26.9	9.0%	15.4	5.2%
More than twelve months below amortized cost	39.3	19.2%	120.9	59.3%	69.8	23.3%	136.0	45.5%
Total unrealized capital losses	$74.4	36.4%	$129.8	63.6%	$137.0	45.8%	$162.0	54.2%

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of March 31, 2012 and December 31, 2011.

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Loss	Fair Value	Unrealized Capital Loss	Fair Value	Unrealized Capital Loss	Fair Value	Unrealized Capital Loss
2012
U.S. Treasuries	$525.2	$0.5	$—	$—	$—	$—	$525.2	$0.5
U.S. corporate, state, and municipalities	706.6	12.5	139.6	6.3	205.6	18.0	1,051.8	36.8
Foreign	289.0	7.4	122.9	7.2	156.6	18.8	568.5	33.4
Residential mortgage-backed	290.2	1.7	48.0	1.7	346.8	62.0	685.0	65.4
Commercial mortgage-backed	7.8	0.1	103.8	5.1	35.2	5.2	146.8	10.4
Other asset-backed	15.6	0.2	11.1	1.3	160.2	56.2	186.9	57.7
Total	$1,834.4	$22.4	$425.4	$21.6	$904.4	$160.2	$3,164.2	$204.2

2011
U.S. Treasuries	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state, and municipalities	798.9	17.6	97.6	4.1	208.0	20.6	1,104.5	42.3
Foreign	476.5	30.2	51.1	5.0	339.5	34.6	867.1	69.8
Residential mortgage-backed	74.6	0.9	188.2	5.7	305.6	84.3	568.4	90.9
Commercial mortgage-backed	155.1	1.9	234.7	17.9	35.7	6.6	425.5	26.4
Other asset-backed	42.6	0.3	26.5	9.6	142.1	59.7	211.2	69.6
Total	$1,547.7	$50.9	$598.1	$42.3	$1,030.9	$205.8	$3,176.7	$299.0

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 84.9% of the average book value as of March 31, 2012.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2012 and December 31, 2011.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
Six months or less below amortized cost	$2,031.9	$47.4	$46.0	$11.3	250	16
More than six months and twelve months or less below amortized cost	427.0	90.9	17.3	26.4	56	19
More than twelve months below amortized cost	571.4	199.8	29.3	73.9	117	85
Total	$3,030.3	$338.1	$92.6	$111.6	423	120

2011
Six months or less below amortized cost	$1,638.7	$178.0	$52.5	$52.5	271	49
More than six months and twelve months or less below amortized cost	645.4	57.1	38.0	17.3	67	22
More than twelve months below amortized cost	735.1	221.4	47.0	91.7	126	80
Total	$3,019.2	$456.5	$137.5	$161.5	464	151

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2012 and December 31, 2011.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
U.S. Treasuries	$525.7	$—	$0.5	$—	3	—
U.S. government agencies and authorities	—	—	—	—	—	—
U.S. corporate, state and municipalities	1,063.6	25.0	28.1	8.7	139	2
Foreign	559.4	42.5	21.3	12.1	81	8
Residential mortgage-backed	634.4	116.0	26.7	38.7	129	71
Commercial mortgage-backed	151.9	5.3	9.2	1.2	13	1
Other asset-backed	95.3	149.3	6.8	50.9	58	38
Total	$3,030.3	$338.1	$92.6	$111.6	423	120

2011
U.S. Treasuries	$—	$—	$—	$—	—	—
U.S. government agencies and authorities	—	—	—	—	—	—
U.S. corporate, state and municipalities	1,112.3	34.5	32.4	9.9	137	5
Foreign	850.6	86.3	41.7	28.1	131	12
Residential mortgage-backed	500.9	158.4	31.7	59.2	98	89
Commercial mortgage-backed	446.3	5.6	25.1	1.3	24	1
Other asset-backed	109.1	171.7	6.6	63.0	74	44
Total	$3,019.2	$456.5	$137.5	$161.5	464	151

As of March 31, 2012 and December 31, 2011, the Company held no fixed maturities with an unrealized capital loss in excess of $10.0.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in the Other-Than-Temporary Impairments section, which follows. After detailed impairment analysis was completed, management determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired, and therefore no further other-than-temporary impairment was necessary.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other-Than-Temporary Impairments

The following table identifies the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Statements of Operations, excluding noncredit impairments included in AOCI, by type for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.9	3
Foreign(1)	0.4	2	2.8	8
Residential mortgage-backed	1.5	31	0.4	9
Commercial mortgage-backed	1.7	1	1.2	1
Other asset-backed	0.2	2	53.7	46
Mortgage loans on real estate	—	—	2.0	3
Total	$3.8	36	$62.0	70

(1) Primarily U.S. dollar denominated.

The above table includes $1.6 and $6.6 for the three months ended March 31, 2012 and 2011, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining $2.2 and $55.4 in write-downs for the three months ended March 31, 2012 and 2011, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate	$—	—	$1.9		3
Foreign(1)	0.4	2	1.3		6
Residential mortgage-backed	—	—	—	*	1
Commercial mortgage-backed	1.7	1	—		—
Other asset-backed	0.1	1	52.2		46
Total	$2.2	4	$55.4		56

(1) Primarily U.S. dollar denominated.
*  Less than $0.1.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The fair value of fixed maturities with OTTI as of March 31, 2012 and 2011 was $2.0 billion and $2.2 billion, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the amount of credit impairments on fixed maturities for the three months ended March 31, 2012 and 2011, for which a portion of the OTTI was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended March 31,
	2012	2011
Balance at January 1	$64.1	$136.5
Additional credit impairments:
On securities not previously impaired	—	0.4
On securities previously impaired	1.5	1.8
Reductions:
Securities intent impairments	—	(16.3)
Securities sold, matured, prepaid or paid down	(4.1)	(9.6)
Balance at March 31	$61.5	$112.8

Net Investment Income

The Company uses the equity method of accounting for investments in limited partnership interests, primarily private equities and hedge funds. Generally, the Company records its share of earnings using a lag methodology, relying upon the most recent financial information available, where the contractual right exists to receive such financial information on a timely basis. The Company’s equity in earnings from limited partnership interests are accounted for under the equity method and is recorded in Net investment income.

Sources of net investment income were as follows for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Fixed maturities	$300.1	$308.4
Equity securities, available-for-sale	0.8	4.2
Mortgage loans on real estate	42.0	41.6
Policy loans	1.3	1.7
Short-term investments and cash equivalents	0.3	0.7
Other	14.8	15.4
Gross investment income	359.3	372.0
Less: investment expenses	(13.3)	(14.6)
Net investment income	$346.0	$357.4

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also generated from changes in fair value of fixed maturities accounted for using the fair value option and fair value changes including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is determined based on first-in-first-out ("FIFO") methodology. Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
		(As revised)
Fixed maturities, available-for-sale, including securities pledged	$63.5	$(46.7)
Fixed maturities, at fair value using the fair value option	(23.3)	(4.5)
Equity securities, available-for-sale	—	1.4
Derivatives	(1,621.4)	(341.6)
Embedded derivatives - fixed maturities	(3.4)	(6.4)
Embedded derivatives - product guarantees	272.3	27.9
Other investments	(1.4)	(2.2)
Net realized capital losses	$(1,313.7)	$(372.1)
After-tax net realized capital losses	$(853.9)	$(256.9)

Proceeds from the sale of fixed maturities and equity securities and the related gross realized gains and losses were as follows for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Proceeds on sales	$2,054.3	$793.2
Gross gains	72.0	23.5
Gross losses	4.6	8.3

3.	Financial Instruments

Fair Value Measurement

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, including the Company's non-performance risk. The estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. The Company utilizes a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, and industry-standard, vendor-provided software that models the value based on market observable inputs, and other internal modeling techniques based on projected cash flows.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	2012
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,440.3	$7.8	$—	$1,448.1
U.S government agencies and authorities	—	21.7	—	21.7
U.S. corporate, state and municipalities	—	9,995.8	137.3	10,133.1
Foreign	—	5,471.0	17.4	5,488.4
Residential mortgage-backed securities	—	2,204.0	19.1	2,223.1
Commercial mortgage-backed securities	—	2,008.6	—	2,008.6
Other asset-backed securities	—	604.0	71.3	675.3
Equity securities, available-for-sale	13.5	—	16.8	30.3
Derivatives:
Interest rate contracts	—	1,088.5	—	1,088.5
Foreign exchange contracts	—	2.6	—	2.6
Equity contracts	4.4	52.8	24.9	82.1
Credit contracts	—	1.0	—	1.0
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	2,085.1	37.9	—	2,123.0
Assets held in separate accounts	41,685.9	—	—	41,685.9
Total	$45,229.2	$21,495.7	$286.8	$67,011.7

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$—	$—	$1,467.1	$1,467.1
GMAB / GMWB / GMWBL(2)	—	—	1,810.9	1,810.9
Embedded derivative on reinsurance	—	179.4	—	179.4
Derivatives:
Interest rate contracts	2.5	562.6	—	565.1
Foreign exchange contracts	—	51.2	—	51.2
Equity contracts	33.8	13.2	—	47.0
Credit contracts	—	0.1	—	0.1
Total	$36.3	$806.5	$3,278.0	$4,120.8

 (1) Level 3 net assets and liabilities accounted for (4.8)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (14.1)%.

(2)	Guaranteed minimum accumulation benefits ("GMAB"), Guaranteed minimum withdrawal benefits ("GMWB"), Guaranteed minimum withdrawal benefits with life payouts ("GMWBL").

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	2011
	(As revised)
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,778.0	$7.8	$—	$1,785.8
U.S government agencies and authorities	—	23.7	—	23.7
U.S. corporate, state and municipalities	—	10,251.1	124.5	10,375.6
Foreign	—	5,525.2	56.9	5,582.1
Residential mortgage-backed securities	—	2,245.1	60.7	2,305.8
Commercial mortgage-backed securities	—	2,001.9	—	2,001.9
Other asset-backed securities	—	600.8	72.8	673.6
Equity securities, available-for-sale	11.4	—	16.3	27.7
Derivatives:
Interest rate contracts	4.0	1,534.4	—	1,538.4
Foreign exchange contracts	—	9.7	—	9.7
Equity contracts	26.5	—	33.6	60.1
Credit contracts	—	0.9	—	0.9
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	2,760.7	5.8	—	2,766.5
Assets held in separate accounts	39,356.9	—	—	39,356.9
Total	$43,937.5	$22,206.4	$364.8	$66,508.7

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$—	$—	$1,282.2	$1,282.2
GMAB / GMWB / GMWBL(2)	—	—	2,229.9	2,229.9
Embedded derivative on reinsurance	—	230.9	—	230.9
Derivatives:
Interest rate contracts	—	520.0	—	520.0
Foreign exchange contracts	—	42.4	—	42.4
Equity contracts	3.3	—	25.1	28.4
Credit contracts	—	1.2	12.9	14.1
Total	$3.3	$794.5	$3,550.1	$4,347.9

(1)
Level 3 net assets and liabilities accounted for (5.1)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (14.0)%.

(2)	Guaranteed minimum accumulation benefits ("GMAB"), Guaranteed minimum withdrawal benefits ("GMWB"), Guaranteed minimum withdrawal benefits with life payouts ("GMWBL").

Transfers in and out of Level 1 and 2

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012 and 2011.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

Valuation of Financial Assets and Liabilities

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
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

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third party commercial pricing services, brokers, and industry-standard, vendor-provided software that models the value based on market observable inputs. The Company reviews the assumptions and inputs used by third party commercial pricing services for each reporting period in order to determine an appropriate fair value hierarchy level. The documentation and analysis obtained from the third party commercial pricing services are reviewed by the Company, including in-depth validation procedures confirming the observability of inputs. The valuations obtained from brokers and third-party commercial pricing services are non-binding. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during the three months ended March 31, 2012 and the year ended December 31, 2011.

The following valuation methods and assumptions were used by the Company in estimating the reported values for the investments and derivatives described below:

Fixed maturities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets.  Assets in this category would primarily include certain U.S. Treasury securities.  The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values.  These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data and are classified as Level 2 assets.  This category includes U.S. and foreign corporate bonds, ABS, U.S. agency and government guaranteed securities, CMBS, and all RMBS, including certain CMO and subprime RMBS assets.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  At March 31, 2012, $106.8 and $16.9 billion of a total of $22.0 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process.  The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model.

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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
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

Cash and cash equivalents, Short-term investments, and Short-term investments under securities loan agreement: The carrying amounts for cash reflect the assets' fair value. The fair values for cash equivalents and most short-term investments are determined based on quoted market prices.  These assets are classified as Level 1. Other short-term investments are valued and classified in the fair value hierarchy consistent with the policies described herein, depending on investment type.

Derivatives: Derivatives are carried at fair value which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s 500 Index prices, and London Interbank Offered Rates, which are obtained from third-party sources and uploaded into the system. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s non-performance risk is also considered and incorporated in the Company’s valuation process. Valuations for the Company’s futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

The Company has entered into a number of options as hedges on its FIA liabilities. The maximum exposure is the current value of the option. The payoff of these contracts depends on market conditions during the lifetime of the option. The fair value measurement of options is highly sensitive to implied equity and interest rate volatility, and the market reflects a considerable variance in broker quotes. The Company uses a third-party vendor to determine the market value of these options.

Embedded derivatives - Investment contract guarantees: The Company records guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed riders for GMABs, GMWBs, and GMBWLs in accordance with US GAAP for derivative instruments and hedging activities.  The guarantee is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract.  The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts.  The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

The Company also records for its fixed indexed annuity (“FIA”) contracts an embedded derivative liability for interest payments to contract holders above the minimum guaranteed interest rate, in accordance with US GAAP for derivative instruments and hedging activities.  The guarantee is treated as an embedded derivative and is required to be reported separately from the host contract.  The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts.  The cash flow estimates are produced by market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

Non-performance risk for investment contract guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING Verzekeringen N.V. ("ING Insurance") and the Company based on credit default swaps with similar term to maturity and priority of payment.  The ING Insurance credit default swap spread is applied to the discount factors

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

for FIAs and the risk-free rates for GMABs, GMWBs and GMWBLs in the Company’s valuation models to incorporate credit risk into the fair values of these investment contract guarantees.

The Company's valuation actuaries are responsible for the policies and procedures for valuing the embedded derivatives, reflecting the capital markets and actuarial valuation inputs and non-performance risk in the estimate of the fair value of the embedded derivatives. The actuarial and capital market assumptions for each liability are approved by each product's Chief Risk Officer (“CRO”), including an independent annual review by the U.S. CRO. Models used to value the embedded derivatives must comply with the Company's actuarial model and governance policies.

Quarterly, an attribution analysis is performed to quantify changes in fair value measurements and a sensitivity analysis is used to analyze the changes. The changes in fair value measurements are also compared to corresponding movements in the hedge target to assess the validity of the attributions. The results of the attribution analysis are reviewed by the valuation actuaries, responsible CFOs, Controllers, and CROs, the Company's appointed actuary, and/or others as nominated by management.

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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
	Fair Value as of January 1	Total realized/unrealized gains (losses) included in:			Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of March 31	Change in unrealized gains (losses) included in earnings (3)
		Net income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$124.5	$—		$0.9	$—	$—	$—	$(2.2)	$14.1	$—	$137.3	$—
Foreign	56.9	0.6		(0.6)	—	—	(3.7)	(1.4)	—	(34.4)	17.4	—
Residential mortgage-backed securities	60.7	—		0.4	—	—	—	(0.3)	—	(41.7)	19.1	—
Other asset-backed securities	72.8	2.1		1.3	—	—	(4.4)	(0.5)	—	—	71.3	2.1
Total Fixed maturities, including securities pledged:	314.9	2.7		2.0	—	—	(8.1)	(4.4)	14.1	(76.1)	245.1	2.1
Equity securities, available for sale	16.3	—		(0.1)	2.3	—	(1.7)	—	—	—	16.8	—
Derivatives, net	(4.3)	11.4		—	4.8	—	—	14.5	—	(1.5)	24.9	13.2
Investment contract guarantees:								—
FIA	(1,282.2)	(183.9)		—	—	(32.7)	—	31.7	—	—	(1,467.1)	—
GMWB/GMAB/GMWBL	(2,229.9)	456.2		—	—	(37.3)	—	0.1	—	—	(1,810.9)	—
Total Investment contract guarantees	(3,512.1)	272.3	(1)	—	—	(70.0)	—	31.8	—	—	(3,278.0)	—

(1)
All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital losses in the Condensed Statements of Operations.

(2)	The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

(3)	For financial instruments still held as of March 31, amounts are included in Net investment income and Other net realized capital gains (losses) in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2011.

	Three Months Ended March 31, 2011 ( As revised)
	Fair Value as of January 1	Total realized/unrealized gains (losses) included in:			Purchases & Issuances	Sales & Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of March 31	Change in unrealized gains (losses) included in earnings (3)
		Net income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$40.1	$—		$(0.3)	$—	$(0.2)	$8.7	$(16.3)	$32.0	$—
Foreign	9.8	—		0.1	3.6	—	1.9	(7.4)	8.0	—
Residential mortgage-backed securities	198.6	(2.4)		0.6	11.5	(2.5)	51.4	(163.9)	93.3	(2.1)
Other asset-backed securities	644.8	(1.1)		5.5	—	(3.8)	1.3	(462.2)	184.5	(1.9)
Total fixed maturities, including securities pledged	893.3	(3.5)		5.9	15.1	(6.5)	63.3	(649.8)	317.8	(4.0)
Equity securities, available for sale	13.5	—		(0.1)	2.6	—	—	—	16.0	—
Derivatives, net	76.6	27.2		—	—	(2.4)	—	—	101.4	36.9
Investment contract guarantees:
FIA	(1,165.5)	(105.8)		—	(31.9)	37.0	—	—	(1,266.2)	—
GMWB/GMAB/GMWBL	(490.2)	133.7		—	(37.9)	0.7	—	—	(393.7)	—
Total Investment contract guarantees	$(1,655.7)	$27.9	(1)	$—	$(69.8)	$37.7	$—	$—	$(1,659.9)	$—

(1)
All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital losses in the Condensed Statements of Operations.

(2)	The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

(3)	For financial instruments still held as of March 31, amounts are included in Net investment income and Other net realized capital gains (losses) in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 during the three months ended March 31, 2012 and 2011 in fixed maturities, including securities pledged, are primarily due to the Company’s determination that the market for subprime RMBS securities has become active.  While the valuation methodology has not changed, the Company has concluded that the frequency of transactions in the market for subprime RMBS securities represent regularly occurring market transactions and therefore are now classified as Level 2.

The fair value of certain options and swap contracts are valued using observable inputs and were transferred from Level 3 to Level 2 during the three months ended March 31, 2012.

The remaining transfers in and out of Level 3 for fixed maturities during the three months ended March 31, 2012 and 2011, are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

Significant Unobservable Inputs

Quantitative information about the significant unobservable inputs used in the Company's fair value measurements of Level 3 financial instruments is presented in the following sections and tables.

Valuations for fixed maturity and equity security investments are primarily based on broker quotes for which the quantitative detail of the unobservable inputs is neither provided nor reasonably corroborated, thus negating the ability to perform a sensitivity analysis.

Significant unobservable inputs used in the fair value measurements of GMABs, GMWBs, and GMWBLs include long-term equity correlations between policyholder funds and between interest rates and equity returns, non-performance risk, mortality, and policyholder behavior assumptions, such as benefit utilization, lapses, and partial withdrawals. Significant unobservable inputs used in the fair value measurements of FIAs include non-performance risk, and lapses. Such inputs are monitored quarterly.

Following is a description of selected inputs:

Equity Volatility: A term-structure model is used to approximate implied volatility for the equity indices for GMAB, GMWB, GMWBL fair value measurements. Where no implied volatility is readily available in the market, an alternative approach is applied based on historical volatility.

Correlations: The integrated interest rate and equity scenarios are used in GMAB, GMWB, GMWBL fair value measurements to better reflect market interest rates and interest rate volatility correlations between fund groups and between the funds and interest rates. The correlations are based on historical fund returns and swap rates from external sources.

Non-performance Risk: The valuation actuaries obtain the credit default swap ("CDS") spreads of ING Insurance with similar term to maturity and priority of payment from an external source for use in the estimate of the fair value embedded derivatives.

Actuarial Assumptions: Management regularly reviews actuarial assumptions, which are based on the Company's experience and periodically reviewed against industry standards. Industry standards and Company experience may be limited on certain products.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements:

Range*
Unobservable Input	GMWB/ GMAB/ GMWBL	FIA
Long-term equity implied volatility	15% -25%	-
Correlations between:
Funds	-20% - 95%	-
Rates and Equity	-45% - 5%	-
Non-performance risk	0% - 3%	0% - 3%
Actuarial Assumptions:
Benefit Utilization	0% - 85%	-
Partial Withdrawals	0% - 10%	-
Lapses	0% - 40%	0% - 10%
Mortality	**	-

* The range of reasonable assumptions that management has used in its fair value calculations
** The mortality rate is based on the Annuity 2000 basic table with mortality improvements.

Sensitivity Analysis
Generally, the following will cause an increase (decrease) in the GMAB, GMWB, and GMWBL embedded derivative fair value liabilities:

•	An increase (decrease) in long-term equity implied volatility

•	An increase (decrease) in equity-interest rate correlations

•	A decrease (increase) in non-performance risk

•	A decrease (increase) in mortality

•	An increase (decrease) in benefit utilization

•	A decrease (increase) in lapses

•
Changes in fund correlations may increase or decrease the fair value depending on the direction of the movement and the mix of funds. Changes in partial withdrawals may increase or decrease the fair value depending on the timing and magnitude of withdrawals.

Generally, the following will cause an increase (decrease) in the FIA embedded derivative fair value liability:

•	A decrease (increase) in non-performance risk

•	A decrease (increase) in lapses

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at March 31, 2012 and December 31, 2011.

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, available-for-sale, including securities pledged	$21,671.7	$21,671.7	$22,413.5	$22,413.5
Fixed maturities at fair value using the fair value option	326.6	326.6	335.0	335.0
Equity securities, available-for-sale	30.3	30.3	27.7	27.7
Mortgage loans on real estate	3,093.4	3,201.4	3,137.3	3,214.1
Loan - Dutch State obligation	589.3	595.0	658.2	660.6
Limited partnerships/corporations	318.9	318.9	305.4	305.4
Policy loans	108.6	108.6	112.0	112.0
Cash, cash equivalents, Short-term investments, and Short-term investments under securities loan agreement	2,123.0	2,123.0	2,766.5	2,766.5
Derivatives	1,174.2	1,174.2	1,609.1	1,609.1
Other investments	82.0	82.0	82.2	82.2
Deposits from affiliates	1,233.2	1,299.8	1,377.6	1,360.3
Assets held in separate accounts	41,685.9	41,685.9	39,356.9	39,356.9
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	21,854.8	22,383.8	20,338.2	20,634.4
Guaranteed investment contracts and funding agreements	2,302.8	2,420.1	2,367.7	2,568.2
Supplementary contracts and immediate annuities	821.5	916.2	816.1	884.6
Embedded derivative on reinsurance	179.4	179.4	230.9	230.9
Derivatives	663.4	663.4	604.9	604.9
Investment contract guarantees:
FIA	1,467.1	1,467.1	1,282.2	1,282.2
GMAB/GMWB/GMWBL	1,810.9	1,810.9	2,229.9	2,229.9
Long-term debt	435.0	434.8	435.0	419.3

 (1) Certain amounts included in Deferred annuities are also reflected within the Investment contract guarantees of the table above.

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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
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

Limited partnerships/corporations: The fair value for these investments, primarily private equities and hedge funds, is estimated based on the Net Asset Value as provided by the investee and are classified as Level 3.

Mortgage loans on real estate: The fair values for mortgage loans on real estate are estimated using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings.  Loans with similar characteristics are aggregated for purposes of the calculations. Mortgage loans on real estate are classified as Level 3.

Loan - Dutch State obligation: The fair value of the Dutch State loan obligation is estimated utilizing discounted cash flows from the Dutch Strip Yield Curve and is classified as Level 2.

Policy loans: The fair value of policy loans is equal to the carrying, or cash surrender, value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts and are classified as Level 2.

Other investments: The fair value of other investments is estimated based on the Company’s percentage of ownership of third-party appraised value for joint ventures and third-party appraised value for real estate, which are classified as Level 3. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. The par value is used to redeem FHLB stock or trade shares with other members of FHLB and can be considered a proxy for fair value and is classified as Level 1.

Deposits from affiliates: Fair value is estimated based on the fair value of the liabilities for the account values of the underlying contracts, plus the fair value of the unamortized ceding allowance based on the present value of the projected release of the ceding allowance, discounted at risk-free rates, plus a credit spread, and are classified as Level 3.

Investment contract liabilities (included in Future policy benefits and claims reserves):

With a fixed maturity: Fair value is estimated by discounting cash flows, including associated expenses for maintaining the contracts, at rates, which are market risk-free rates augmented by credit spreads on current Company credit default swaps. The augmentation is present to account for non-performance risk. A margin for non-financial risks associated with the contracts is also included. These investments are classified as Level 2.

Without a fixed maturity: Fair value is estimated as the mean present value of stochastically modeled cash flows associated with the contract liabilities relevant to both the contract holder and to the Company. Here, the stochastic valuation scenario set is consistent with current market parameters, and discount is taken using stochastically evolving short risk-free rates in the scenarios augmented by credit spreads on current Company debt. The augmentation in the discount is present to account for non-performance risk. Margins for non-financial risks associated with the contract liabilities are also included. These investments are classified as Level 2.

Long-term debt: Estimated fair value of the Company’s notes to affiliates is based upon discounted future cash flows using a discount rate approximating the current market rate and is classified as Level 2.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
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

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are summarized as follows at March 31, 2012 and December 31, 2011.

	2012	2011
Total commercial mortgage loans	$3,095.0	$3,138.8
Collective valuation allowance	(1.6)	(1.5)
Total net commercial mortgage loans	$3,093.4	$3,137.3

As of March 31, 2012, all commercial mortgage loans are held-for-investment. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan-specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

The Company has established a collective valuation allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. The collective valuation allowance is determined based on historical loss rates as adjusted by current economic information for all loans that are not determined to have an individually-assessed loss.  The changes in the collective valuation allowance were as follows at March 31, 2012 and December 31, 2011.

	2012	2011
Collective valuation allowance for losses, beginning of period	$1.5	$3.0
Addition to / (release of) allowance for losses	0.1	(1.5)
Collective valuation allowance for losses, end of period	$1.6	$1.5

The commercial mortgage loan portfolio is the recorded investment, prior to collective valuation allowances, by the indicated loan-to-value ratio and debt service coverage ratio, as reflected in the following tables at March 31, 2012 and December 31, 2011.

	2012(1)	2011(1)
Loan-to-Value Ratio:
0% - 50%	$846.9	$920.9
50% - 60%	919.4	833.9
60% - 70%	1,122.1	1,173.2
70% - 80%	187.6	191.3
80% - 90%	19.0	19.5
Total Commercial Mortgage Loans	$3,095.0	$3,138.8

(1) Balances do not include allowance for mortgage loan credit losses.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	2012(1)	2011(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,057.1	$2,105.3
1.25x - 1.5x	592.2	565.8
1.0x - 1.25x	336.2	355.5
Less than 1.0x	109.5	112.2
Mortgages secured by loans on land or construction loans	—	—
Total Commercial Mortgage Loans	$3,095.0	$3,138.8

(1) Balances do not include allowance for mortgage loan credit losses.

The Company believes it has a high quality mortgage loan portfolio with substantially all of commercial mortgages classified as performing. The Company defines delinquent commercial mortgage loans consistent with industry practice as 60 days past due. As of March 31, 2012, there were no commercial loans classified as delinquent. The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until past due payments are brought current. At March 31, 2012, there were no commercial mortgage loans on nonaccrual status.

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

The following is information regarding impaired loans, restructured loans, loans 90 days or more past due and loans in the process of foreclosure for the three months ended March 31, 2012 and 2011.

	2012	2011

Impaired loans, average investment during the period	$—	$11.8

Troubled Debt Restructuring

The Company believes it has high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications to these contracts are granted. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include: reduction of the face amount or maturity amount of the debt as originally stated, reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or reduction of accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

During the three months ended March 31, 2012, the Company had no mortgage loans modified in a troubled debt restructuring with a subsequent payment default.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Derivative Financial Instruments

The Company’s use of derivatives is limited mainly to economic hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, exchange risk, credit risk, and market risk.  It is the Company’s policy not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, caps, floors, options, forwards, and futures, to reduce and manage various risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool.  The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products.  Open derivative contracts are reported as either Derivatives assets or liabilities, on the Condensed Balance Sheets at fair value.  Changes in the fair value of derivatives are recorded in Other net realized capital losses in the Condensed Statements of Operations.

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the exposure to changes in the estimated fair value of a recognized asset or liability (“fair value hedge”); or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument's effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

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

▪
Cash Flow Hedge Relationship: For derivative instruments that are designated and qualify as a cash flow hedge (e.g., hedging the exposure to the variability in expected future cash flows that is attributable to interest rate risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction impacts earnings in the same line item associated with the forecasted transaction.  The ineffective portion of the derivative's change in value, if any, along with any of the derivative's change in value that is excluded from the assessment of hedge effectiveness, are recorded in Other net realized capital gains (losses).

When hedge accounting is discontinued because it is determined that the derivative is no longer expected to be highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the Condensed Balance Sheets at its estimated fair value, with subsequent changes in estimated fair value recognized immediately in Other net realized capital gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are released into the Condensed Statements of Operations when the Company's earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried on the Condensed Balance Sheets at its estimated fair value, with changes in estimated fair value recognized currently in Other net realized capital gains (losses). Derivative gains and losses recorded in Other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in Other net realized capital gains (losses).

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

If the Company’s current debt and claims paying ratings were downgraded in the future, the terms in the Company’s derivative agreements may be triggered, which could negatively impact overall liquidity.  For the majority of the Company’s counterparties, there is a termination event should the Company’s long-term debt ratings drop below BBB+/Baa1.

The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities.

The Company also has investments in certain fixed maturities, and has issued certain retail annuity products, that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Condensed Balance Sheets, and changes in fair value of the embedded derivatives are recorded in Other net realized capital losses in the Condensed Statements of Operations. Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Condensed Balance Sheets, and changes in the fair value are recorded in Other net realized capital losses in the Condensed Statements of Operations.

In addition, the Company has entered into two coinsurance with funds withheld arrangements that contain an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.  The embedded derivative within the coinsurance funds withheld arrangement is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets, and changes in the fair value are recorded in Interest credited and other benefits to contract owners in the Condensed Statements of Operations.

The Company enters into the following derivatives:

Interest rate caps: Interest rate caps are used to manage the interest rate risk in the Company’s fixed maturity portfolio.  Interest rate caps are purchased contracts that are used by the Company to hedge against rising interest rates.

Interest rate swaps: Interest rate swaps are used to manage the interest rate risk in the Company’s fixed maturity portfolio, as well as the Company’s liabilities.  Interest rate swaps represent contracts that require the exchange of cash flows at regular interim periods, typically monthly or quarterly.

Interest rate swaptions: Interest swaptions are used to hedge against an increase in the interest rate benchmarked crediting strategies within FIA contracts. Such increase may result in increased payments to contract holders of FIA contracts, and the interest rate swaptions offset this increased expense.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
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

Embedded derivatives: The Company also has issued certain retail annuity products, that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into two coinsurance with funds withheld arrangements which contain an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.

The notional amounts and fair values of derivatives were as follows as of March 31, 2012 and December 31, 2011.

	2012			2011 (As Revised)
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Non-Qualifying for hedge accounting
Interest rate contracts	29,927.9	$1,088.5	$565.1	$27,046.0	$1,538.4	$520.0
Foreign exchange contracts	1,278.6	2.6	51.2	1,297.8	9.7	42.4
Equity contracts	15,494.6	82.1	47.0	15,434.3	60.1	28.4
Credit contracts	103.0	1.0	0.1	143.4	0.9	14.1
Embedded derivatives:
Within fixed maturity investments	N/A	51.5	—	N/A	55.0	—
Within retail annuity products	N/A	—	3,278.0	N/A	—	3,512.1
Within reinsurance agreement	N/A	—	179.4	N/A	—	230.9
Total		$1,225.7	$4,120.8		$1,664.1	$4,347.9

N/A - Not applicable.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
		(As revised)
Derivatives: Qualifying for hedge accounting(1):
Cash flow hedges:
Interest rate contracts	$—	$—
Fair value hedges:
Interest rate contracts	—	—
Derivatives: Non-Qualifying for hedge accounting(2):
Interest rate contracts	(398.3)	(48.8)
Foreign exchange contracts	(7.3)	(32.0)
Equity contracts	(1,215.3)	(264.1)
Credit contracts	(0.5)	3.3
Embedded derivatives:
Within fixed maturity investments	(3.4)	(6.4)
Within retail annuity products(2)	272.3	27.9
Within reinsurance agreement (3)	51.5	(21.7)
Total	$(1,301.0)	$(341.8)

(1) Changes in value for effective fair value hedges are recorded in Other net realized capital losses. Changes in fair value upon disposal for effective cash flow hedges are recorded in Other net realized capital losses in the Condensed Statements of Operations.
(2) Changes in value are included in Other net realized capital losses in the Condensed Statements of Operations.
(3) Changes in value are included in Interest credited and Other benefits to contract owners in the Condensed Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own.  Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties.  The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations.  Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets.  In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At March 31, 2012, the fair value of credit default swaps of $ 1.0 and $ 0.1 was included in Derivatives and Other liabilities, respectively, on the Condensed Balance Sheets.  At December 31, 2011, the fair value of credit default swaps of $0.9 and $14.1 was included in Derivatives and Other liabilities, respectively, on the Condensed Balance Sheets.  As of March 31, 2012 and December 31, 2011, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $70.5 and $108.8, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.            Deferred Policy Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

Activity within DAC was as follows for the three months ended March 31, 2012, and 2011.

	2012	2011
		(As revised)
Balance at January 1	$3,326.4	$2,758.9
Deferrals of commissions and expenses	26.2	34.5
Amortization:
Amortization	(184.5)	(166.4)
Interest accrued at 3% to 6%	61.6	40.5
Net amortization included in the Condensed Statements of Operations	(122.9)	(125.9)
Change in unrealized capital gains/losses on available-for-sale securities	124.1	21.0
Balance at March 31	$3,353.8	$2,688.5

Activity within VOBA was as follows for the three months ended March 31, 2012 and 2011.

	2012	2011
		(As revised)
Balance at January 1	$46.2	$66.6
Amortization:
Amortization	(5.2)	(1.7)
Interest accrued at 3% to 7%	0.8	0.8
Net amortization included in the Condensed Statements of Operations	(4.4)	(0.9)
Change in unrealized capital gains/losses on available-for-sale securities	5.1	(0.1)
Balance at March 31	$46.9	$65.6

5.             Capital Contributions and Dividends

During the three months ended March 31, 2012 the Company did not receive any capital contributions from its Parent. During the three months ended March 31, 2011, the Company received $44.0 in capital contributions from its Parent.

During the three months ended March 31, 2012 and 2011, the Company did not pay a dividend or return of capital distribution on its capital stock to its Parent.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.             Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2012 and 2011 were 35.5% and 40.1%, respectively. The effective rates differ from the statutory rate due to the following items:

	Three Months Ended March 31,
	2012		2011
			(As revised)
Statutory rate	35.0%		35.0%
Dividends received deduction	11.9%	(1)	(21.1)%
Valuation allowance	(11.9)%	(1)	21.9%
Audit settlements	—		4.9%
Tax Credits	0.5%	(1)	(0.7)%
Other	—		0.1%
Effective rate at March 31	35.5%		40.1%

(1) These amounts were allocated to Other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. At March 31, 2012 and December 31, 2011, the Company had a tax valuation allowance of $146.0, that was allocated to continuing operations and $(138.0) and $(146.0), respectively, that was allocated to other comprehensive income related to realized and unrealized capital losses.  As of March 31, 2012 and December 31, 2011, the Company had a full tax valuation allowance of $12.1 related to foreign tax credits, the benefit of which is uncertain.

Tax Regulatory Matters

In the first quarter of 2012, the Internal Revenue Service ("IRS") completed its examination of the Company’s returns through tax year 2010.  The 2010 settlement did not have a material impact on the Company’s financial position.

The Company is currently under audit by the IRS and has agreed to participate in the Compliance Assurance Program (“CAP”) for the tax years 2011 and 2012.

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

Under this agreement, the Company did not incur any interest expense for the three months ended March 31, 2012 and 2011.  The Company earned interest income of $0.3 for the three months ended March 31, 2012 and 2011.  Interest expense and income are included in Interest expense and Net investment income, respectively, in the Condensed Statements of Operations.  As of March 31, 2012 and December 31, 2011, the Company had an outstanding receivable of $370.8 and $535.9, respectively, with ING AIH under the reciprocal loan agreement.

As of April 20, 2012, the Company had an outstanding receivable of $595.0 under the reciprocal loan agreement and ING AIH repaid $568.2 of the outstanding receivable on that date. Such repayment was made from the proceeds of ING AIH's $5.0 billion

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Senior Unsecured Credit Facilities which were entered into as of that same date. The Company and ING AIH continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above.

For information on the Company's additional financing agreements, see the Related Party Transactions note to the Financial Statements included in the Company's 2011 Annual Report on Form 10-K.

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

As of March 31, 2012 and December 31, 2011, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $229.2 and $255.3 respectively.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of March 31, 2012 and December 31, 2011, the Company held $570.2 and $821.2, respectively, of cash collateral, related to derivative contracts, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets. In addition, as of March 31, 2012 and December 31, 2011, the Company delivered collateral of $695.4 and $779.8, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

FHLB Funding

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At March 31, 2012 and December 31, 2011, the Company had $1,579.6 in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and claims reserves, in the Condensed Balance Sheets. At March 31, 2012 and December 31, 2011, assets with a market value of $1,907.8 and $1,897.9, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Litigation and Regulatory Matters

The Company is a defendant in a number of litigation matters arising from the conduct of its business, both in the ordinary course and otherwise. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek or they may be required only to state an amount sufficient to meet a court's jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonable possible verdict. The variability in pleading requirement and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim oftentimes bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including negligence, breach of contract, fraud, violation of regulation or statute, breach of fiduciary duty, negligent misrepresentation, failure to supervise, elder abuse, and other torts. Due to the uncertainties of litigation, the outcome of a litigation matter and the amount or range of potential loss is difficult to forecast and a determination of potential losses requires significant management judgment.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. It is the practice of the Company to cooperate fully in these matters.

It is not possible to predict the ultimate outcome or to provide reasonably possible losses or ranges of losses for all pending regulatory matters and litigation. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's financial position, based on information currently known, management believes that the outcome of pending litigation and regulatory matters is not likely to have such an effect. However, given the large and indeterminate amounts sought and the inherent unpredictability of such matters, it is possible that an adverse outcome in certain of the Company's litigation or regulatory matters could, from time to time, have a material adverse effect upon the Company's results of operations or cash flows in a particular quarterly or annual period.

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where management, however, believes a loss is reasonably possible, but not probable, no accrual is required to be made. Accordingly, management estimates both types of matters. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, management estimates the reasonably possible range of loss in excess of the accrued amounts. For other matters, for which a reasonably possible but not probable, range of loss exists, management estimates the reasonably possible and unaccrued loss or range of loss. As of March 31, 2012, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss. It is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from plaintiffs and other parties, investigation of factual allegations, rulings by a court on motions or appeals, analysis by experts and the progress of settlement discussions. On a quarterly and annual basis, management reviews relevant information with respect to litigation and regulatory contingencies and updates our accruals, disclosures and reasonably possible losses or ranges of loss based on such reviews.

9.             Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of March 31, 2012 and 2011.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	2012	2011
		(As revised)
Net unrealized capital gains (losses):
Fixed maturities, net of OTTI	$1,396.0	$721.6
Equity securities, available-for-sale	2.8	5.8
Derivatives	(0.8)	(1.0)
DAC/VOBA adjustment on available-for-sale securities	(769.1)	(393.2)
Sales inducements adjustment on available-for-sale securities	(165.3)	(91.8)
Other investments	(35.4)	(35.6)
Unrealized capital gains, before tax	428.2	205.8
Deferred income tax liability	(7.9)	(18.1)
Unrealized capital gains, after tax	420.3	187.7
Pension liability, net of tax	1.2	1.2
Accumulated other comprehensive income	$421.5	$188.9

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, net of DAC, VOBA, and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the three months ended March 31, 2012 and 2011.

	2012	2011
		(As revised)
Fixed maturities	$59.3	$10.6
Equity securities, available-for-sale	1.8	(1.1)
Derivatives	0.3	(1.3)
DAC/VOBA adjustment on available-for-sale securities	129.2	21.0
Sales inducements adjustment on available-for-sale securities	70.5	4.0
Other investments	0.2	0.1
Change in unrealized gains on securities, before tax	261.3	33.3
Deferred income tax liability	(88.5)	(17.8)
Change in unrealized gains on securities, after tax	172.8	15.5

Change in OTTI losses, before tax	5.6	28.6
Deferred income tax liability	(2.0)	(10.0)
Change in OTTI losses, after tax	3.6	18.6

Net change in AOCI, after tax	$176.4	$34.1

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in AOCI , reported net of DAC, VOBA, and income taxes, were as follows for the three months ended March 31, 2012 and 2011.

	2012	2011
		(As revised)
Net unrealized capital holding gains arising during the period(1)	$214.8	$11.2
Reclassification adjustment for gains and other items included in Net income (loss)(2)	(41.4)	27.9
Change in deferred tax valuation allowance and other tax adjustments(3)	3.0	(5.0)
Net change in unrealized capital gains on securities	$176.4	$34.1

(1)	Pretax net unrealized capital holding gains arising during the period were $330.4 and $17.7, for the three months ended March 31, 2012 and 2011, respectively.

(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $63.5 and $(44.2), for the three months ended March 31, 2012 and 2011, respectively.

(3)	These amounts include amounts allocated to Other Comprehensive Income in accordance with the exception described in ASC 740-20-45-7.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are generally determined by FIFO methodology.

Item 2.   Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company (“ING USA” or the “Company”, as appropriate) for each of the three months ended March 31, 2012 and 2011, and financial condition as of March 31, 2012 and December 31, 2011. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2011 Annual Report on Form 10-K.

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

1.
While the global economy continues to recover from the financial crisis and subsequent recession, risks remain for the United States and other world economies. The uncertainty concerning current global market conditions, and the impact it has on the U.S. economy, has affected and may continue to affect the Company's results of operations.

2.	The default of a major market participant could disrupt the markets.

3.
Adverse financial market conditions, changes in rating agency standards and practices and/or actions taken by ratings agencies may significantly affect the Company's ability to meet liquidity needs, access to capital and cost of capital.

4.
Circumstances associated with implementation of ING Groep's recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep's receipt of state aid from the Dutch State could adversely affect the Company's results of operations and financial condition.

5.
The amount of statutory capital that the Company holds and its risk-based capital (“RBC”) ratio can vary significantly from time to time and is sensitive to a number of factors, many of which are outside of the Company's control, and influences its financial strength and credit ratings.

6.
The Company has experienced ratings downgrades and may experience additional future downgrades in the Company's ratings, which may negatively affect profitability, financial condition, and access to liquidity.

7.
The new federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry, including the Company and/or materially affect the Company's results of operations, financial condition and liquidity.

8.
The valuation of many of the Company's financial instruments includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition.

9.	The determination of the amount of impairments taken on the Company's investments is subjective and could materially impact results of operations.

10.
The Company may be required to accelerate the amortization of deferred policy acquisition cost (“DAC”), deferred sales inducements (“DSI”) and/or the valuation of business acquired (“VOBA”), any of which could adversely affect the Company's results of operations or financial condition.

11.	Changes in underwriting and actual experience could materially affect profitability.

12.
The Company may be required to establish an additional valuation allowance against the deferred income tax assets if the Company's business does not generate sufficient taxable income or if the Company's tax planning strategies are modified.

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

15.
The Company's risk management program attempts to balance a number of important factors including regulatory capital, risk based capital, liquidity, earnings, and other factors. Certain actions taken as part of the Company's risk management strategy could result in materially lower or more volatile U.S. GAAP earnings in periods of changes in equity markets.

16.	The inability to manage market risk successfully through the usage of derivative instruments could adversely affect the Company's business, operations, financial condition and liquidity.

17.	The inability of counterparties to meet their financial obligations could have an adverse effect on the Company's results of operations.

18.	Changes in reserve estimates may reduce profitability and/or increase reserves ceded to reinsurers.

19.	A loss of or significant change in key product distribution relationships could materially affect sales.

20.	Competition could negatively affect the ability to maintain or increase profitability.

21.
Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contract owners and increasing tax costs of contract owners or the Company.

22.	The Company may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

23.	The loss of key personnel could negatively affect the Company's financial results and impair its ability to implement the Company's business strategy.

24.	Litigation may adversely affect profitability and financial condition.

25.	The Company's businesses are heavily regulated, and changes in regulation in the United States and regulatory investigations may reduce profitability.

26.	The Company's products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability.

27.	Changes in accounting requirements could negatively impact the Company's reported results of operations and the Company's reported financial position.

28.
Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device or a failure to implement system modifications or a new accounting, actuarial or other operating system effectively could adversely affect the Company's results of operations and financial condition or the effectiveness of internal controls over financial reporting.

29.	Requirements to post collateral or make payments due to declines in market value on assets posted as collateral may adversely affect liquidity.

30.	Defaults or delinquencies in the commercial mortgage loan portfolio may adversely affect the Company's profitability.

31.	The occurrence of unidentified or unanticipated risks within the Company's risk management programs could negatively affect the Company's business or result in losses.

32.	The occurrence of natural or man-made disasters may adversely affect the Company's results of operations and financial condition.

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

ING USA is a direct, wholly owned subsidiary of Lion, which is an indirect, wholly owned subsidiary of ING Groep N.V. ("ING"). ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

ING has announced the anticipated separation of its banking and insurance businesses. While all options for effecting this separation remain open, on November 10, 2010, ING announced that, in connection with the separation plan, it will prepare for a base case of an initial public offering ("IPO") of ING U.S., which constitutes ING's US-based retirement, insurance and investment management operations, including the Company.

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

Reserves for future policy benefits, valuation and amortization of DAC and VOBA, valuation of investments and derivatives, impairments, income taxes, and contingencies.

In developing these accounting estimates and policies, the Company's management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the Condensed Financial Statements.

The above critical accounting estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Judgments, and Estimates and the Business, Basis of Presentation and Significant Accounting Policies note to the Financial Statements in the 2011 Annual Report.

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

On April 9, 2009, ING USA’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and lower risk annuity products to be sold by ING USA’s affiliate, ING Life Insurance and Annuity Company. As part of this strategy, ING USA ceased new sales of variable annuity products in March of 2010. Some new amounts will continue to be deposited on ING USA variable annuities as add-on premiums to existing contracts.

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

Economic Analysis
The pace of economic growth in the U.S. was subdued in 2011, though the U.S. economy performed better in the second half of the year. The pace of growth in the first quarter of 2012 remained subdued, based on the first estimate published by the Bureau of Economic Analysis.  The U.S. economy grew 1.7% on annualized basis in the last year. Industrial production rose approximately 2.8% on an annualized basis in the first quarter of 2012.  The pace of growth has stayed modest and below trend growth rates due to a variety of factors.  Consumer spending has expanded tepidly because of the slow improvement in the labor market, the elevated unemployment rate, and the minimal increase in real disposable income.  Business fixed investment is increasing less rapidly, while the housing sector is still depressed.  House prices have continued to decline and residential investment remains weak.  Real export growth has been disappointing.  Global industrial production and global trade are expanding but at a fairly modest pace because of the slowing in global growth and investors' concerns about global financial fragility. Employment growth did improve late last year and in the first quarter of this year. Meanwhile, initial and continuing unemployment claims have been gradually declining. However, the pace of improvement in non-farm payroll employment appears to have slowed in recent months. Overall inflation, as measured by Consumer Price and Personal Consumption Expenditures indices, was contained during 2011 and in first quarter of 2012, even though energy and commodity prices remained elevated.

The pace of economic growth is still constrained by high unemployment, modest income growth, lower housing wealth, and tepid expansion of credit.  The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies.

The Federal Reserve (the “Fed”) has continued to extend the average maturity of the securities in its portfolio, as announced in September 2011. The Fed intends to exert downward pressure on long-term rates. To that effect, it has announced that it will purchase, by mid-2012, nearly $400 billion of Treasury securities with remaining maturities of 6 years to 30 years, while selling the same amount of Treasury securities with remaining maturities of 3 years or less during the same period. The Fed will also reinvest principal payment for its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities to support conditions in the mortgage market. Furthermore, based on its assessment of current economic conditions, economic outlook and the balance of risks, the Fed is conditionally committed to keeping the federal funds target rate in the range of 0 to 25 basis points until late-2014.

Short-term LIBOR remains low by historic standards but has been gradually rising since mid 2011. However, U.S. Treasury rates have declined noticeably since the beginning of 2011. Long-term U.S. Treasury rates decreased in the first quarter of 2012 as compared to the same period in 2011. The decline in U.S. Treasury rates is mainly due to the Fed's commitment to keep the federal funds target rate low until late 2014, low short-term rates, its policy to exert downward pressure on long-term rates, well-anchored inflationary expectations, and flight to safety arising out of private investors' concerns about public debt and deficits in several euro zone countries.

In spite of modest improvement in economic activity in the second half of 2011 and the first quarter of 2012 and accommodative policies, risks to the U.S. economy continue to point to possible negative developments. Risks which could lead to negative developments include strains in global financial conditions; weakness in household financial conditions, which could lead to slower consumer spending; larger-than-expected near-term fiscal tightening, which could lower aggregate demand; financial and economic spillover from the eurozone's inability to contain the region's debt crisis; and crude oil prices spiking in the event of an escalation of conflict between the U.S. and Iran. There could also be a drag on real GDP growth arising from a decrease in public expenditures and potentially higher taxes next year. These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance and financial services industry.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The Company's results of operations for the three months ended March 31, 2012, and changes therein, primarily reflect unfavorable Net realized capital losses, lower Fee income and lower Net investment income. These unfavorable items were partially offset by favorable Interest credited and other benefits to contract owners.

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2012	2011
Revenues:		(As revised)
Net investment income	$346.0	$357.4	$(11.4)	(3.2)%
Fee income	207.9	223.8	(15.9)	(7.1)%
Premiums	112.5	115.0	(2.5)	(2.2)%
Net realized capital losses:
Total other-than-temporary impairment losses	(3.9)	(64.9)	61.0	94.0%
Less: Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	(0.1)	(2.9)	2.8	96.6%
Net other-than-temporary impairments recognized in earnings	(3.8)	(62.0)	58.2	93.9%
Other net realized capital losses	(1,309.9)	(310.1)	(999.8)	NM
Total net realized capital losses	(1,313.7)	(372.1)	(941.6)	NM
Other income	8.1	17.6	(9.5)	(54.0)%
Total revenue	(639.2)	341.7	(980.9)	NM
Benefits and expenses:
Interest credited and other benefits to contract owners	(804.6)	19.3	(823.9)	NM
Operating expenses	111.4	109.7	1.7	1.5%
Net amortization of deferred policy acquisition costs and value of business acquired	127.3	126.8	0.5	0.4%
Interest expense	7.8	7.8	—	—%
Other expense	11.2	9.5	1.7	17.9%
Total benefits and expenses	(546.9)	273.1	(820.0)	NM
Income (loss) before income taxes	(92.3)	68.6	(160.9)	NM
Income tax expense (benefit)	(32.8)	27.5	(60.3)	NM
Net income	$(59.5)	$41.1	$(100.6)	NM

NM - Not meaningful.

Revenue

Total revenue decreased for the three months ended March 31, 2012, primarily due to higher Net realized capital losses, lower Fee income and lower Net investment income.

The increase in Net realized capital losses for the three months ended March 31, 2012 is primarily driven by changes in the equity and interest markets, and how these impact the Company's hedging programs as compared to March 31, 2011. This increase in Net realized capital losses can be attributed to unfavorable changes in derivatives related to (a) hedging of variable annuity guaranteed living benefits (“VAGLB”) ceded to Security Life of Denver International Limited (“SLDI”) under the combined coinsurance and coinsurance funds withheld agreement; (b) higher losses related to a hedging program designed to mitigate the impact of potential declines in equity markets and their impact on regulatory capital; and (c) hedging of variable annuity guaranteed death benefits. These unfavorable changes were partially offset by a favorable change in variable annuity guaranteed benefit reserves which was primarily impacted by interest rate environments and changes in equity markets as compared to March 31, 2011. Favorable changes in derivatives used to hedge FIA products as well as lower credit and intent related impairments on fixed maturities driven by the improved economic and interest rate environment also contributed to the change.

Fee income decreased for the three months ended March 31, 2012 due to a decrease in average variable AUM, driven by the continued runoff of the Company's variable annuity business.

The slight decrease in Net investment income for the three months ended March 31, 2012 was driven by lower average invested assets at March 31, 2012 as compared to March 31, 2011.

Benefits and Expenses

Total benefits and expenses decreased for the three months ended March 31, 2012 primarily due to a favorable variance in Interest credited and other benefits to contract owners.

The favorable variance in Interest credited and other benefits to contract owners for the three months ended March 31, 2012 reflects the transfer of gains (losses) on derivatives and investment income under the combined coinsurance and coinsurance funds withheld agreement with SLDI. The corresponding losses and investment income are reported in Net realized capital gains (losses) and Net investment income, respectively. In addition, Interest credited and other benefits to contract owners reflects unfavorable variances in FIA reserves and amortization on sales inducements.
Income Taxes

The Income tax benefit for the three months ended March 31, 2012 is primarily due to an increase in loss before taxes.

Financial Condition

Investments

Investment Strategy

The Company's investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, disciplined matching of asset characteristics with liability requirements, and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and risk tolerances and in all cases are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, credit spread risk, market risk, liquidity risk, and concentration risk across issuers, sectors and asset types that seek to mitigate the impact of cash flow variability arising from these risks. Investments are managed by ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Segmented portfolios are established for groups of products with similar liability characteristics within the Company.The Company's investment portfolio consists largely of high quality fixed maturity securities and short-term investments, investments in commercial mortgage loans, limited partnerships, and other instruments, including a small amount of equity holdings. Fixed maturity securities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The Company uses derivatives for hedging purposes and to replicate exposure to other assets as a more efficient means of assuming credit exposure similar to bonds of the underlying issuer(s).

Portfolio Composition

The following table presents the investment portfolio as of March 31, 2012 and December 31, 2011.

	2012		2011
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, including securities pledged	$21,671.7	74.3%	$22,413.5	72.0%
Fixed maturities, at fair value using the fair value option	326.6	1.1%	335.0	1.1%
Equity securities, available-for-sale	30.3	0.1%	27.7	0.1%
Short-term investments	1,788.4	6.1%	2,397.0	7.7%
Mortgage loans on real estate	3,093.4	10.6%	3,137.3	10.1%
Policy loans	108.6	0.4%	112.0	0.4%
Loan - Dutch State obligation	589.3	2.0%	658.2	2.1%
Limited partnerships/corporations	318.9	1.1%	305.4	1.0%
Derivatives	1,174.2	4.0%	1,609.1	5.2%
Other investments	82.0	0.3%	82.2	0.3%
Total investments	$29,183.4	100.0%	$31,077.4	100.0%

Fixed Maturities and Equity Securities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of March 31, 2012.

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(3)	Fair Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,387.6	$61.0	$0.5	$—	$1,448.1	—
U.S. government agencies and authorities	19.3	2.4	—	—	21.7	—
State, municipalities, and political subdivisions	100.0	8.5	0.7	—	107.8	—
U.S. corporate securities	9,317.2	744.2	36.1	—	10,025.3	—

Foreign securities(1):
Government	394.9	21.3	3.7	—	412.5	—
Other	4,749.2	356.4	29.7	—	5,075.9	0.1
Total foreign securities	5,144.1	377.7	33.4	—	5,488.4	0.1

Residential mortgage-backed securities:
Agency	1,335.6	166.9	3.9	42.6	1,541.2	0.3
Non-Agency	670.9	58.4	61.5	14.1	681.9	71.9
Total Residential mortgage-backed securities	2,006.5	225.3	65.4	56.7	2,223.1	72.2

Commercial mortgage-backed securities	1,855.3	163.7	10.4	—	2,008.6	—
Other asset-backed securities	720.8	17.4	57.7	(5.2)	675.3	—

Total fixed maturities, including securities pledged	20,550.8	1,600.2	204.2	51.5	21,998.3	72.3
Less: securities pledged	716.5	22.5	0.6	—	738.4	—
Total fixed maturities	19,834.3	1,577.7	203.6	51.5	21,259.9	72.3
Equity securities	27.5	3.1	0.3	—	30.3	—
Total fixed maturities and equity securities	$19,861.8	$1,580.8	$203.9	$51.5	$21,290.2	72.3

(1)	Primarily U.S. dollar denominated.

(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income.

(3)
Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital losses in the Condensed Statements of Operations.

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2011 (As revised).

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(3)	Fair Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,692.9	$92.9	$—	$—	$1,785.8	—
U.S. government agencies and authorities	19.9	3.8	—	—	23.7	—
State, municipalities, and political subdivisions	98.9	6.8	0.9	—	104.8	—
U.S. corporate securities	9,527.7	784.5	41.4	—	10,270.8	—

Foreign securities(1):
Government	349.0	26.7	5.4	—	370.3	—
Other	4,939.4	336.8	64.4	—	5,211.8	0.1
Total foreign securities	5,288.4	363.5	69.8	—	5,582.1	0.1

Residential mortgage-backed securities:
Agency	1,354.6	186.9	2.4	46.4	1,585.5	0.3
Non-Agency	735.4	58.3	88.5	15.1	720.3	75.7
Total Residential mortgage-backed securities	2,090.0	245.2	90.9	61.5	2,305.8	76

Commercial mortgage-backed securities	1,910.3	118.0	26.4	—	2,001.9	1.9
Other asset-backed securities	734.3	15.4	69.6	(6.5)	673.6	—

Total fixed maturities, including securities pledged	21,362.4	1,630.1	299.0	55.0	22,748.5	78
Less: securities pledged	965.0	49.8	2.0	—	1,012.8	—
Total fixed maturities	20,397.4	1,580.3	297.0	55.0	21,735.7	78
Equity securities	26.7	1.8	0.8	—	27.7	—
Total fixed maturities and equity securities	$20,424.1	$1,582.1	$297.8	$55.0	$21,763.4	78

(1)	Primarily U.S. dollar denominated.

(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income.

(3)
Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital losses in the Condensed Statements of Operations.

Fixed Maturity Securities Credit Quality - Ratings

The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” An internally developed rating is used as permitted by the NAIC if no rating is available. The NAIC designations are generally similar to the credit quality designations of a Nationally Recognized Statistical Rating Organization (“NRSRO”) for marketable fixed maturity securities, called “rating agency designations,” except for certain structured securities as described below. NAIC designations of "1," highest quality, and "2," high quality, include fixed maturity securities generally considered investment grade (“IG”) by such rating organizations. NAIC designations 3 through 6 include fixed maturity securities generally considered below investment grade (“BIG”) by such rating organizations.

The NAIC adopted revised designation methodologies for non-agency Residential Mortgage-backed Securities ("RMBS"), including RMBS backed by subprime mortgage loans reported within Other Asset-backed Securities ("ABS"), and for Commercial Mortgage-backed Securities ("CMBS"). The NAIC's objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities.

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

Information about the Company's fixed maturity securities holdings, including securities pledged, by NAIC designations is set forth in the following tables. Corresponding rating agency designation does not directly translate to NAIC designation, but represents the Company's best estimate of comparable ratings from rating agencies, including Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's ("S&P"), and Fitch Ratings Ltd. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At March 31, 2012 and December 31, 2011, the average quality rating of the Company’s fixed maturities portfolio was A.  Ratings are derived from three NRSRO ratings and are applied as follows based on the number of agency rating received:

▪	when three ratings are received then the middle rating is applied;

▪	when two ratings are received then the lower rating is applied;

▪	when a single rating is received, the NRSRO rating is applied;

▪	and, when ratings are unavailable then an internal rating is applied.

Total fixed maturities by NAIC quality designation category, including securities pledged to creditors, were as follows as of March 31, 2012 and December 31, 2011:

	2012
	Fair	% of	Amortized	% of
NAIC Quality Designation	Value	Total	Cost	Total
1	$12,386.7	56.2%	$11,497.1	55.9%
2	8,471.7	38.5%	7,924.6	38.6%
3	804.6	3.7%	805.9	3.9%
4	147.6	0.7%	169.5	0.8%
5	173.6	0.8%	142.7	0.7%
6	14.1	0.1%	11.0	0.1%
Total	$21,998.3	100.0%	$20,550.8	100.0%

61

	2011
NRSRO Quality Rating	Fair Value	% of Total	Amortized Cost	% of Total
1	$13,324.2	58.6%	$12,420.9	58.1%
2	8,152.0	35.8%	7,679.6	36.0%
3	905.7	4.0%	907.9	4.2%
4	173.8	0.8%	199.3	1.0%
5	117.4	0.5%	113.6	0.5%
6	75.4	0.3%	41.1	0.2%
Total	$22,748.5	100.0%	$21,362.4	100.0%

Total fixed maturities by NRSRO quality rating category, including securities pledged to creditors, were as follows at March 31, 2012 and December 31, 2011.

	2012
NRSRO Quality Rating	Fair Value	% of Total	Amortized Cost	% of Total
AAA	$4,837.6	22.0%	$4,461.0	21.7%
AA	1,315.6	6.0%	1,228.8	6.0%
A	5,931.6	27.0%	5,500.8	26.8%
BBB	8,464.0	38.4%	7,920.7	38.5%
BB	760.8	3.5%	728.7	3.5%
B and below	688.7	3.1%	710.8	3.5%
Total	$21,998.3	100.0%	$20,550.8	100.0%

	2011
NRSRO Quality Rating	Fair Value	% of Total	Amortized Cost	% of Total
AAA	$5,312.8	23.4%	$4,892.1	22.9%
AA	1,464.5	6.4%	1,373.7	6.4%
A	6,327.4	27.9%	5,895.1	27.6%
BBB	8,107.7	35.5%	7,636.8	35.8%
BB	831.4	3.7%	809.8	3.8%
B and below	704.7	3.1%	754.9	3.5%
Total	$22,748.5	100.0%	$21,362.4	100.0%

93.4% and 93.2% of the fixed maturities were invested in securities rated BBB and above (Investment Grade ("IG")) at March 31, 2012 and December 31, 2011, respectively.

Fixed maturities rated BB and below (Below Investment Grade ("BIG")) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows as of March 31, 2012 and December 31, 2011.

	2012
	Fair Value	% of Total	Amortized Cost	% of Total
U.S. Treasuries	$1,448.1	6.6%	$1,387.6	6.8%
U.S. government agencies and authorities	21.7	0.1%	19.3	0.1%
U.S. corporate, state, and municipalities	10,133.1	46.1%	9,417.2	45.8%
Foreign	5,488.4	24.9%	5,144.1	25.0%
Residential mortgage-backed	2,223.1	10.1%	2,006.5	9.8%
Commercial mortgage-backed	2,008.6	9.1%	1,855.3	9.0%
Other asset-backed	675.3	3.1%	720.8	3.5%
Total	$21,998.3	100.0%	$20,550.8	100.0%

	2011
	Fair Value	% of Total	Amortized Cost	% of Total
U.S. Treasuries	$1,785.8	7.9%	$1,692.9	7.9%
U.S. government agencies and authorities	23.7	0.1%	19.9	0.1%
U.S. corporate, state, and municipalities	10,375.6	45.6%	9,626.6	45.1%
Foreign	5,582.1	24.5%	5,288.4	24.8%
Residential mortgage-backed	2,305.8	10.1%	2,090.0	9.8%
Commercial mortgage-backed	2,001.9	8.8%	1,910.3	8.9%
Other asset-backed	673.6	3.0%	734.3	3.4%
Total	$22,748.5	100.0%	$21,362.4	100.0%

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,233.4	$1,259.4
After one year through five years	4,868.1	5,088.8
After five years through ten years	5,977.9	6,410.0
After ten years	3,888.8	4,333.1
Mortgage-backed securities	3,861.8	4,231.7
Other asset-backed securities	720.8	675.3
Fixed maturities, including securities pledged	$20,550.8	$21,998.3

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the State of the Netherlands (The "Dutch State") loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at March 31, 2012 and December 31, 2011.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At March 31, 2012 and December 31, 2011, approximately 26.3% and 28.3%, respectively, of the Company’s CMO holdings were invested in those types of CMOs such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs.

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB. At March 31, 2012 and December 31, 2011, the Company had $1,579.6, in non-putable funding agreements, including accrued interest, issued to the FHLB. At March 31, 2012 and December 31, 2011, assets with a market value of $1,907.8 and $1,897.9, respectively, collateralized the funding agreements issued to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Subprime and Alt-A Mortgage Exposure

Underlying collateral has continued to reflect the problems associated with a housing market that has seen substantial price declines and an employment market that has declined significantly and remains under stress.  Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector.  Over the course of 2010 and 2011, market prices and liquidity within the sector have exhibited volatility, driven by various factors, both domestically and globally. During the quarter ended March 31, 2012, market prices and sector liquidity have exhibited increases, given the risk appetite and sentiment regarding the potential for fundamental improvements within the sector.  In managing its risk exposure to subprime mortgages, the Company takes into account collateral performance and structural characteristics associated with its various positions.

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

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table referred to above. As of March 31, 2012, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $190.5 and $57.8, respectively, representing 0.9% of total fixed maturities. As of December 31, 2011, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $189.3 and $69.7, respectively, representing 0.8% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2012 and December 31, 2011:

% of Total Subprime Mortgage-backed Securities

	NAIC Designation		NRSRO Rating		Vintage
2012
	1	78.7%	AAA	0.9%	2007	17.3%
	2	6.4%	AA	4.1%	2006	7.3%
	3	10.8%	A	7.5%	2005 and prior	75.4%
	4	1.8%	BBB	8.4%		100.0%
	5	1.1%	BB and below	79.1%
	6	1.2%		100.0%
		100.0%

2011
	1	79.0%	AAA	1.6%	2007	18.9%
	2	6.2%	AA	5.9%	2006	6.6%
	3	10.5%	A	7.9%	2005 and prior	74.5%
	4	1.5%	BBB	9.8%		100.0%
	5	1.3%	BB and below	74.8%
	6	1.5%		100.0%
		100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of March 31, 2012, the fair value and gross unrealized losses aggregated to $135.4 and $40.5, respectively, representing 0.6% of total fixed maturities. As of December 31, 2011, the fair value and gross unrealized losses aggregated to $129.7 and $52.7, respectively, representing 0.6% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2012 and December 31, 2011:

% of Total Alt-A Mortgage-backed Securities

	NAIC Designation		NRSRO Rating		Vintage
2012
	1	40.1%	AAA	0.3%	2007	30.5%
	2	8.9%	AA	1.2%	2006	19.6%
	3	15.4%	A	5.0%	2005 and prior	49.9%
	4	27.8%	BBB	2.8%		100.0%
	5	6.9%	BB and below	90.7%
	6	0.9%		100.0%
		100.0%

2011
	1	38.5%	AAA	0.3%	2007	30.0%
	2	11.6%	AA	1.7%	2006	18.9%
	3	12.2%	A	5.0%	2005 and prior	51.1%
	4	29.1%	BBB	2.9%		100.0%
	5	7.4%	BB and below	90.1%
	6	1.2%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

Delinquency rates on commercial mortgages have remained elevated in recent months. However, the steep pace of increases observed in the months following the credit crisis has slowed, and some recent months have posted month over month declines in delinquent mortgages. In addition, other performance metrics like vacancies, property values and rent levels have exhibited improvements, providing early signals of a recovery in commercial real estate. In addition, the primary market for CMBS continued its recovery from the credit crisis, with total new issuance in 2011 higher for the third straight year. This had the impact of increasing credit availability within the commercial real estate universe. For consumer asset-backed securities, delinquency and loss rates have continued to decline post credit crisis. Improvements in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis, positively impacting the behavior and market values of consumer asset-backed securities.

As of March 31, 2012 and December 31, 2011, the fair value of the Company’s CMBS totaled $2.0 billion , and other ABS, excluding subprime exposure, totaled $489.8 and $489.7, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of March 31, 2012 and December 31, 2011, the gross unrealized losses related to CMBS totaled $10.4, and $26.4 respectively, and gross unrealized losses related to Other ABS, excluding subprime exposure, totaled $0.2 for both periods.

As of March 31, 2012, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 31.6%, 12.8%, and 30.4%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2011, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 31.6%, 13.1%, and 31.3%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2012 and December 31, 2011:

% of Total CMBS
	NAIC Designation		NRSRO Rating		Vintage
2012
	1	95.4%	AAA	49.1%	2008	0.5%
	2	1.9%	AA	18.6%	2007	26.8%
	3	1.6%	A	11.1%	2006	31.9%
	4	0.0%	BBB	11.7%	2005 and prior	40.8%
	5	1.1%	BB and below	9.5%		100.0%
	6	0.0%		100.0%
		100.0%

2011
	1	97.1%	AAA	52.7%	2008	0.5%
	2	1.8%	AA	18.4%	2007	25.9%
	3	0.0%	A	12.7%	2006	31.2%
	4	0.0%	BBB	8.8%	2005 and prior	42.4%
	5	0.0%	BB and below	7.4%		100.0%
	6	1.1%		100.0%
		100.0%

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2012 and December 31, 2011:

% of Total other ABS
	NAIC Designation		NRSRO Rating		Vintage
2012
	1	94.2%	AAA	87.6%	2012	5.4%
	2	3.6%	AA	3.5%	2011	17.2%
	3	0.0%	A	3.1%	2010	9.3%
	4	0.1%	BBB	3.6%	2009	7.0%
	5	2.1%	BB and below	2.2%	2008	3.2%
	6	0.0%		100.0%	2007	17.3%
		100.0%			2006	22.1%
					2005 and prior	18.5%
						100.0%

2011
	1	96.0%	AAA	86.1%	2011	18.7%
	2	1.8%	AA	3.8%	2010	10.7%
	3	0.0%	A	3.0%	2009	8.3%
	4	0.1%	BBB	3.8%	2008	3.6%
	5	2.1%	BB and below	3.3%	2007	19.3%
	6	0.0%		100.0%	2006	20.2%
		100.0%			2005 and prior	19.2%
						100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $3.1 billion as of March 31, 2012 and December 31, 2011. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

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

All commercial mortgages are evaluated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2012 . Impairments taken on the mortgage loan portfolio were $2.0 for the three months ended March 31, 2011. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. There were no mortgage loans in the Company’s portfolio in arrears with respect to principal and interest at March 31, 2012 and December 31, 2011. Due to challenges that the economy presents to the commercial mortgage market, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. As of March 31, 2012 and December 31, 2011, the Company had a $1.6 and $1.5 allowance for mortgage loan credit losses, respectively.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. These ratios are utilized as part of the review process described above. LTV and DSC ratios as of March 31, 2012 and December 31, 2011, are as follows:

	2012(1)	2011(1)
Loan-to-Value Ratio:
0% - 50%	$846.9	$920.9
50% - 60%	919.4	833.9
60% - 70%	1,122.1	1,173.2
70% - 80%	187.6	191.3
80% - 90%	19.0	19.5
Total Commercial Mortgage Loans	$3,095.0	$3,138.8

(1) Balances do not include allowance for mortgage loan credit losses.

	2012(1)	2011(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,057.1	$2,105.3
1.25x - 1.5x	592.2	565.8
1.0x - 1.25x	336.2	355.5
Less than 1.0x	109.5	112.2
Mortgages secured by loans on land or construction loans	—	—
Total Commercial Mortgage Loans	$3,095.0	$3,138.8

(1)  Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of March 31, 2012 and December 31, 2011.

	2012(1)		2011(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$689.1	22.3%	$702.5	22.4%
South Atlantic	582.5	18.8%	582.8	18.6%
Middle Atlantic	346.9	11.2%	361.7	11.5%
East North Central	405.5	13.1%	411.4	13.1%
West South Central	410.3	13.3%	414.1	13.2%
Mountain	362.3	11.7%	364.9	11.6%
New England	81.8	2.6%	82.2	2.6%
West North Central	136.4	4.4%	138.2	4.4%
East South Central	80.2	2.6%	81.0	2.6%
Total Commercial Mortgage Loans	$3,095.0	100.0%	$3,138.8	100.0%

(1) Balances do not include allowance for mortgage loan credit losses.

	2012(1)		2011(1)
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Apartments	$363.8	11.8%	$371.5	11.8%
Hotel/Motel	129.3	4.2%	129.6	4.1%
Industrial	1,209.8	39.0%	1,223.2	39.0%
Office	522.5	16.9%	542.2	17.3%
Other	54.7	1.8%	52.3	1.7%
Retail	798.0	25.8%	807.4	25.7%
Mixed use	16.9	0.5%	12.6	0.4%
Total Commercial Mortgage Loans	$3,095.0	100.0%	$3,138.8	100.0%

(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of commercial mortgages by year of origination as of March 31, 2012 and December 31, 2011.

	2012(1)	2011(1)
Year of Origination:
2012	$30.2	$—
2011	791.4	791.2
2010	260.4	272.1
2009	77.5	77.8
2008	404.8	406.5
2007	427.5	447.7
2006 and prior	1,103.2	1,143.5
Total Commercial Mortgage Loans	$3,095.0	$3,138.8
(1)  Balances do not include allowance for mortgage loan credit losses.

Troubled Debt Restructuring

The Company believes it has high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications to these contracts are granted. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include: reduction of the face amount or maturity amount of the debt as originally stated, reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or reduction of accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

During the three months ended March 31, 2012, the Company had no mortgage loans modified in a troubled debt restructuring with a subsequent payment default.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for IG and BIG securities by duration, based on NAIC designations, were as follows as of March 31, 2012 and December 31, 2011.

	2012				2011
	IG	% of IG and BIG	BIG	% of IG and BIG	IG	% of IG and BIG	BIG	% of IG and BIG
Six months or less
below amortized cost	$19.3	9.5%	$3.1	1.5%	$40.0	13.4%	$10.9	3.6%
More than six months
and twelve months or less
below amortized cost	18.8	9.2%	2.8	1.4%	38.3	12.8%	4.0	1.3%
More than twelve months
below amortized cost	90.7	44.4%	69.5	34.0%	136.5	45.7%	69.3	23.2%
Total unrealized capital losses	$128.8	63.1%	$75.4	36.9%	$214.8	71.9%	$84.2	28.1%

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for securities rated IG and securities rated BIG by duration, based on NRSRO ratings, were as follows as of March 31, 2012 and December 31, 2011.

	2012				2011
	IG	% of IG and BIG	BIG	% of IG and BIG	IG	% of IG and BIG	BIG	% of IG and BIG
Six months or less below amortized cost	$19.3	9.5%	$3.1	1.5%	$40.3	13.5%	$10.6	3.5%
More than six months and twelve months or less below amortized cost	15.8	7.7%	5.8	2.8%	26.9	9.0%	15.4	5.2%
More than twelve months below amortized cost	39.3	19.2%	120.9	59.3%	69.8	23.3%	136.0	45.5%
Total unrealized capital losses	$74.4	36.4%	$129.8	63.6%	$137.0	45.8%	$162.0	54.2%

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of March 31, 2012 and December 31, 2011.

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Loss	Fair Value	Unrealized Capital Loss	Fair Value	Unrealized Capital Loss	Fair Value	Unrealized Capital Loss
2012
U.S. Treasuries	$525.2	$0.5	$—	$—	$—	$—	$525.2	$0.5
U.S. corporate, state, and municipalities	706.6	12.5	139.6	6.3	205.6	18.0	1,051.8	36.8
Foreign	289.0	7.4	122.9	7.2	156.6	18.8	568.5	33.4
Residential mortgage-backed	290.2	1.7	48.0	1.7	346.8	62.0	685.0	65.4
Commercial mortgage-backed	7.8	0.1	103.8	5.1	35.2	5.2	146.8	10.4
Other asset-backed	15.6	0.2	11.1	1.3	160.2	56.2	186.9	57.7
Total	$1,834.4	$22.4	$425.4	$21.6	$904.4	$160.2	$3,164.2	$204.2

2011
U.S. Treasuries	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state, and municipalities	798.9	17.6	97.6	4.1	208.0	20.6	1,104.5	42.3
Foreign	476.5	30.2	51.1	5.0	339.5	34.6	867.1	69.8
Residential mortgage-backed	74.6	0.9	188.2	5.7	305.6	84.3	568.4	90.9
Commercial mortgage-backed	155.1	1.9	234.7	17.9	35.7	6.6	425.5	26.4
Other asset-backed	42.6	0.3	26.5	9.6	142.1	59.7	211.2	69.6
Total	$1,547.7	$50.9	$598.1	$42.3	$1,030.9	$205.8	$3,176.7	$299.0

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 84.9% of the average book value as of March 31, 2012.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows as of March 31, 2012 and December 31, 2011.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
Six months or less below amortized cost	$2,031.9	$47.4	$46.0	$11.3	250	16
More than six months and twelve months or less below amortized cost	427.0	90.9	17.3	26.4	56	19
More than twelve months below amortized cost	571.4	199.8	29.3	73.9	117	85
Total	$3,030.3	$338.1	$92.6	$111.6	423	120

2011
Six months or less below amortized cost	$1,638.7	$178.0	$52.5	$52.5	271	49
More than six months and twelve months or less below amortized cost	645.4	57.1	38.0	17.3	67	22
More than twelve months below amortized cost	735.1	221.4	47.0	91.7	126	80
Total	$3,019.2	$456.5	$137.5	$161.5	464	151

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows as of March 31, 2012 and December 31, 2011.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
U.S. Treasuries	$525.7	$—	$0.5	$—	3	—
U.S. corporate, state and municipalities	1,063.6	25.0	28.1	8.7	139	2
Foreign	559.4	42.5	21.3	12.1	81	8
Residential mortgage-backed	634.4	116.0	26.7	38.7	129	71
Commercial mortgage-backed	151.9	5.3	9.2	1.2	13	1
Other asset-backed	95.3	149.3	6.8	50.9	58	38
Total	$3,030.3	$338.1	$92.6	$111.6	423	120

2011
U.S. Treasuries	$—	$—	$—	$—	—	—
U.S. corporate, state and municipalities	1,112.3	34.5	32.4	9.9	137	5
Foreign	850.6	86.3	41.7	28.1	131	12
Residential mortgage-backed	500.9	158.4	31.7	59.2	98	89
Commercial mortgage-backed	446.3	5.6	25.1	1.3	24	1
Other asset-backed	109.1	171.7	6.6	63.0	74	44
Total	$3,019.2	$456.5	$137.5	$161.5	464	151

For the three months ended March 31, 2012, unrealized capital losses on fixed maturities decreased by $94.8. The decrease in gross unrealized losses is primarily due to market improvement of the CMBS portfolio and the overall declining yields and tightening spreads, leading to higher fair value of fixed maturities.

At March 31, 2012 and December 31, 2011, the Company held no fixed maturities with an unrealized capital loss in excess of $10.0.

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

The following table identifies the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Statements of Operations, excluding noncredit impairments included in Accumulated other comprehensive income (loss) ("AOCI"), by type for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.9	3
Foreign(1)	0.4	2	2.8	8
Residential mortgage-backed	1.5	31	0.4	9
Commercial mortgage-backed	1.7	1	1.2	1
Other asset-backed	0.2	2	53.7	46
Mortgage loans on real estate	—	—	2.0	3
Total	$3.8	36	$62.0	70

(1) Primarily U.S. dollar denominated.

The above table includes $1.6 and $6.6 for the three months ended March 31, 2012 and 2011, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining $2.2 and $55.4 in write-downs for the three months ended March 31, 2012 and 2011, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate	$—	—	$1.9		3
Foreign(1)	0.4	2	1.3		6
Residential mortgage-backed	—	—	—	*	1
Commercial mortgage-backed	1.7	1	—		—
Other asset-backed	0.1	1	52.2		46
Total	$2.2	4	$55.4		56

(1)  Primarily U.S. dollar denominated.
*    Less than $0.1

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The fair value of the fixed maturities with OTTI at March 31, 2012 and 2011 was $2.0 billion and $2.2 billion, respectively.

The following table identifies the amount of credit impairments on fixed maturities for the three months ended March 31, 2012 and 2011, for which a portion of the OTTI was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended March 31,
	2012	2011
Balance at January 1	$64.1	$136.5
Additional credit impairments:
On securities not previously impaired	—	0.4
On securities previously impaired	1.5	1.8
Reductions:
Securities intent impairments	—	(16.3)
Securities sold, matured, prepaid or paid down	(4.1)	(9.6)
Balance at March 31	$61.5	$112.8

Net Investment Income

The Company uses the equity method of accounting for investments in limited partnership interests, primarily private equities and hedge funds. Generally, the Company records its share of earnings using a lag methodology, relying upon the most recent financial information available, where the contractual right exists to receive such financial information on a timely basis. The Company’s equity in earnings from limited partnership interests is accounted for under the equity method and is recorded in Net investment income.

Sources of net investment income were as follows for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Fixed maturities	$300.1	$308.4
Equity securities, available-for-sale	0.8	4.2
Mortgage loans on real estate	42.0	41.6
Policy loans	1.3	1.7
Short-term investments and cash equivalents	0.3	0.7
Other	14.8	15.4
Gross investment income	359.3	372.0
Less: investment expenses	(13.3)	(14.6)
Net investment income	$346.0	$357.4

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale, and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also generated from changes in fair value of fixed maturities accounted for using the fair value option and fair value changes including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is determined based on first-in-first-out ("FIFO") methodology. Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Fixed maturities, available-for-sale, including securities pledged	$63.5	$(46.7)
Fixed maturities, at fair value using the fair value option	(23.3)	(4.5)
Equity securities, available-for-sale	—	1.4
Derivatives	(1,621.4)	(341.6)
Embedded derivatives - fixed maturities	(3.4)	(6.4)
Embedded derivatives - product guarantees	272.3	27.9
Other investments	(1.4)	(2.2)
Net realized capital gains (losses)	$(1,313.7)	$(372.1)

After-tax net realized capital gains (losses)	$(853.9)	$(256.9)

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	2012
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,440.3	$7.8	$—	$1,448.1
U.S government agencies and authorities	—	21.7	—	21.7
U.S. corporate, state and municipalities	—	9,995.8	137.3	10,133.1
Foreign	—	5,471.0	17.4	5,488.4
Residential mortgage-backed securities	—	2,204.0	19.1	2,223.1
Commercial mortgage-backed securities	—	2,008.6	—	2,008.6
Other asset-backed securities	—	604.0	71.3	675.3
Equity securities, available-for-sale	13.5	—	16.8	30.3
Derivatives:
Interest rate contracts	—	1,088.5	—	1,088.5
Foreign exchange contracts	—	2.6	—	2.6
Equity contracts	4.4	52.8	24.9	82.1
Credit contracts	—	1.0	—	1.0
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	2,085.1	37.9	—	2,123.0
Assets held in separate accounts	41,685.9	—	—	41,685.9
Total	$45,229.2	$21,495.7	$286.8	$67,011.7

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$—	$—	$1,467.1	$1,467.1
GMAB / GMWB / GMWBL(2)	—	—	1,810.9	1,810.9
Embedded derivative on reinsurance	—	179.4	—	179.4
Derivatives:
Interest rate contracts	2.5	562.6	—	565.1
Foreign exchange contracts	—	51.2	—	51.2
Equity contracts	33.8	13.2	—	47.0
Credit contracts	—	0.1	—	0.1
Total	$36.3	$806.5	$3,278.0	$4,120.8

(1) Level 3 net assets and liabilities accounted for (4.8)% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (14.1)%.

(2)	Guaranteed minimum accumulation benefits ("GMAB"), Guaranteed minimum withdrawal benefits ("GMWB"), Guaranteed minimum withdrawal benefits with life payouts ("GMWBL").

77

	2011
	(As revised)
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,778.0	$7.8	$—	$1,785.8
U.S government agencies and authorities	—	23.7	—	23.7
U.S. corporate, state and municipalities	—	10,251.1	124.5	10,375.6
Foreign	—	5,525.2	56.9	5,582.1
Residential mortgage-backed securities	—	2,245.1	60.7	2,305.8
Commercial mortgage-backed securities	—	2,001.9	—	2,001.9
Other asset-backed securities	—	600.8	72.8	673.6
Equity securities, available-for-sale	11.4	—	16.3	27.7
Derivatives:
Interest rate contracts	4.0	1,534.4	—	1,538.4
Foreign exchange contracts	—	9.7	—	9.7
Equity contracts	26.5	—	33.6	60.1
Credit contracts	—	0.9	—	0.9
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	2,760.7	5.8	—	2,766.5
Assets held in separate accounts	39,356.9	—	—	39,356.9
Total	$43,937.5	$22,206.4	$364.8	$66,508.7

Liabilities:
Investment contract guarantees:
Fixed Indexed Annuities (“FIA”)	$—	$—	$1,282.2	$1,282.2
GMAB / GMWB / GMWBL(2)	—	—	2,229.9	2,229.9
Embedded derivative on reinsurance	—	230.9	—	230.9
Derivatives:
Interest rate contracts	—	520.0	—	520.0
Foreign exchange contracts	—	42.4	—	42.4
Equity contracts	3.3	—	25.1	28.4
Credit contracts	—	1.2	12.9	14.1
Total	$3.3	$794.5	$3,550.1	$4,347.9

(1) Level 3 net assets and liabilities accounted for (5.1)% of total net assets and liabilities measured at fair value on a recurring basis Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled (14.0)%.

(2)	Guaranteed minimum accumulation benefits ("GMAB"), Guaranteed minimum withdrawal benefits ("GMWB"), Guaranteed minimum withdrawal benefits with life payouts ("GMWBL").

European Exposures

In the first half of 2010 concerns arose regarding the creditworthiness of several southern European countries, which later spread to other European countries. As a result of these concerns the fair value of sovereign debt decreased and those exposures were being monitored more closely. With regard to troubled European countries, the Company's main focus is on Greece, Italy, Ireland, Portugal and Spain (henceforth defined as “peripheral Europe”) as these countries have applied for support from the European Financial Stability Fund (“EFSF”) or received support from the European Central Bank (“ECB”) via government bond purchases in the secondary market.

The financial turmoil in Europe continues to be a dominant investment theme across the global capital markets. While certain aspects of this crisis have been avoided due to actions undertaken by the European Central Bank late in 2011 and during the first quarter of 2012, the crisis continues to pose a challenge to global financial stability. Additionally, the possibility of capital markets volatility spreading through a highly integrated and interdependent banking system remains elevated. Furthermore, it is the Company's view that the risk among European sovereigns and financial institutions warrants specific scrutiny in addition to its customary surveillance and risk monitoring given how highly correlated these sectors of the region have become.

When quantifying its exposure to the region, the Company attempts to identify the economic country of risk by considering all aspects of the risk to which it is exposed. Among these factors are the country of the issuer, the country of the issuer's ultimate parent, the corporate and economic relationship between the issuer and its parent, as well as the political, legal, and economic environment in which each functions. By undertaking this assessment, the Company believes that it develops a more accurate assessment of the actual geographic risk, with a more integrated understanding of all contributing factors to the full risk profile of the issuer.

In the normal course of its on-going risk and portfolio management process, the Company closely monitors compliance with a credit limit hierarchy designed to minimize overly concentrated risk exposures by geography, sector, and issuer. This framework takes into account various factors such as internal and external ratings, capital efficiency, and liquidity and is overseen by a combination of Investment and Corporate Risk Management, as well as insurance portfolio managers focused specifically on managing the investment risk embedded in the Company's portfolio.

As of March 31, 2012, the Company has $428.4 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments in the industrial and utility sectors of $428.4. As of March 31, 2012, there were no derivative assets exposure to financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, the Company has aggregated exposure to single name and portfolio product credit default swaps (“CDS”), as well as all non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope. Notably, the Company has no fixed maturity and equity securities exposure to sovereigns or financial institutions in peripheral Europe, the market segment the Company believes is most vulnerable to continued uncertainty and risk. Peripheral European exposure includes exposure to Italy of $185.4, Ireland of $131.9 and Spain of $106.7. Notably, the Company has no exposure to Greece.

Among the remaining $3.0 billion of total non-peripheral European exposure, the Company has a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. Sovereign exposure is $687.6, which consists of fixed maturity and equity securities of $98.3 and loans and receivables of $589.3, which consists of the Dutch State payment obligation to the Company under the Illiquid Assets Back-up Facility. The Company also has $569.5 in exposure to non-peripheral financial institutions with a notable concentration in France of $235.2, the United Kingdom of $116.6, and Switzerland of $98.5. The balance of $2.0 billion is invested across non-peripheral European non-financials.

In addition to notable aggregate concentration to the State of the Netherlands of $962.5 (which includes the $589.3 Dutch State payment obligation) and the United Kingdom of $729.7, the Company has significant non-peripheral European total country exposures to Switzerland of $225.3, France of $250.5 and Germany of $213.7. The Company's financial exposure to the United Kingdom, Switzerland and France is also notable and receives additional scrutiny given the Company's focus on the potential for European contagion to be spread via the banking system. In each case, the Company believes the primary risk is to market value fluctuations resulting from spread volatility followed by modest default risk should the European crisis fail to be resolved as the Company currently expects.

The following table represents the Company's European exposures at fair value and amortized cost as of March 31, 2012.

	Fixed Maturity and Equity Securities					Loan and Receivables Sovereign (Amortized Cost)	Derivative Assets					Net Non-U.S. Funded at March 31, 2012 (1)
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)		Financial Institutions	Sovereign	Non-Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)
Greece	—	—	—	—	—	—	—	—	—	—	—	—
Ireland	—	—	131.9	131.9	122.2	—	—	—	—	—	—	131.9
Italy	—	—	185.4	185.4	175.9	—	—	—	—	—	—	185.4
Portugal	—	—	4.4	4.4	4.0	—	—	—	—	—	—	4.4
Spain	—	—	106.7	106.7	100.2	—	—	—	—	—	—	106.7
Total Peripheral Europe	—	—	428.4	428.4	402.3	—	—	—	—	—	—	428.4

France	—	57.7	191.3	249.0	239.8	—	177.5	—	—	176.0	1.5	250.5
Germany	—	7.9	200.9	208.8	192.0	—	11.7	—	—	6.8	4.9	213.7
Netherlands	—	74.3	298.9	373.2	339.5	589.3	13.6	—	—	13.6	—	962.5
Switzerland	—	22.1	190.1	212.2	198.9	—	76.4	—	—	63.3	13.1	225.3
United Kingdom	—	71.7	658.0	729.7	687.7	—	44.9	—	—	44.9	—	729.7
Other non-peripheral (2)	98.3	11.7	487.5	597.5	560.7	—	—	—	—	—	—	597.5
Total Non-Peripheral Europe	98.3	245.4	2,026.7	2,370.4	2,218.6	589.3	324.1	—	—	304.6	19.5	2,979.2
Total	98.3	245.4	2,455.1	2,798.8	2,620.9	589.3	324.1	—	—	304.6	19.5	3,407.6

(1) Represents: (i) Fixed maturity and equity securities at fair value; (ii) Loan receivables sovereign at amortized cost; and (iii) Derivative assets at fair value.
(2) Other non-peripheral countries include: Austria, Belgium, Bulgaria, Croatia, Denmark, Finland, Hungary, Kazakhstan, Latvia, Lithuania, Luxembourg, Norway, Russian Federation, and Sweden.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  The Company maintains the following agreements:

•
A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of the Company’s statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. As of March 31, 2012 and December 31, 2011, the Company had an outstanding receivable of $370.8 and $535.9, respectively, with ING AIH under the reciprocal loan agreement. As of April 20, 2012, the Company had an outstanding receivable of $595.0 under the reciprocal loan agreement and ING AIH repaid $568.2 of the outstanding receivable on that date. Such repayment was made from the proceeds of ING AIH's $5.0 billion Senior Unsecured Credit Facilities which were entered into as of that same date. The Company and ING AIH continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above.

•
The Company holds approximately 43.3% of its assets in marketable securities.  These assets include cash, U.S. Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS and CMO and Equity securities.  In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls, and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under the Company’s Liquidity Plan, up to 12% of the Company’s general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2012, the Company had securities lending obligations of $44.7, which represents less than 0.1% of the Company’s general account statutory admitted assets.

The Company is a member of the FHLB and is required to maintain a collateral deposit that backs funding agreements issued to the FHLB.  As of March 31, 2012 and December 31, 2011, the Company had $1,579.6 in non-putable funding agreements, including accrued interest, issued to FHLB. As of March 31, 2012 and December 31, 2011, assets with a market value of approximately $1,907.8 and $1,897.9, respectively, collateralized the funding agreements issued to the FHLB.  Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2012 the Company did not receive any capital contributions from its Parent. During the three months ended 2011, the Company received $44.0 in capital contributions from its Parent.

During the three months ended March 31, 2012 and 2011, the Company did not pay a dividend or return of capital distribution to its Parent.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of March 31, 2012 and December 31, 2011, the Company held $570.2 and $821.2, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets. In addition, as of March 31, 2012 and December 31, 2011, the Company delivered collateral of $695.4 and $779.8, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

Reinsurance Agreements

Reinsurance Ceded

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

Upon inception of the agreement, the Company paid SLDI a premium of $245.6.  At the same time, the Company established a funds withheld liability for $188.5 to SLDI and SLDI purchased a $65.0 letter of credit to support the ceded Statutory reserves of $245.6.  In addition, the Company recognized a gain of $17.9 based on the difference between the premium paid and the ceded US GAAP reserves of $227.7, which partially offsets the $57.1 ceding allowance paid by SLDI.  The ceding allowance will be amortized over the life of the business.

As of March 31, 2012, the value of the funds withheld liability under this agreement was $189.0, which is included in Other liabilities on the Condensed Balance Sheets.

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

The value of GIC reserves ceded by the Company under this agreement was $272.4 and $121.4 at March 31, 2012 and December 31, 2011, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, the Company entered into an automatic reinsurance agreement with its affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000.

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement.  For the three months ended March 31, 2012 and 2011, revenue related to the agreement was $3.1 and $3.2, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company, and the Company deposited those assets into a funds withheld trust account.  As of March 31, 2012, the assets on deposit in the trust account increased to $3.8 billion.  The Company also established a corresponding funds withheld liability to SLDI, which is included in Other liabilities on the Condensed Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account.  SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

At March 31, 2012 and December 31, 2011, the value of reserves ceded by the Company under this agreement was $1.8 and $1.9 billion, respectively.  In addition, a deferred loss in the amount of $360.7 and $365.3 at March 31, 2012 and December 31, 2011, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.

Ratings

The Company's access to funding and its related cost of borrowing, requirements for derivatives collateral posting and the attractiveness of certain of its products to customers are affected by Company credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies.

On April 17, 2012, Moody's affirmed the A3 insurance financial strength ratings of the Company with a stable outlook.

On December 7, 2011, Moody's downgraded the insurance financial strength rating of the Company to “A3” from “A2” and revised the outlook to Stable from Negative.

On March 7, 2012, S&P affirmed the counterparty credit and insurance financial strength rating of the Company at “A-“ and revised the outlook to Stable from Watch Negative. On December 8, 2011, S&P downgraded the counterparty credit and insurance financial strength rating of the Company to “A-“ from “A” and revised the outlook to Watch Negative from Stable. On November 17, 2011, S&P affirmed the “A” rating of the Company and revised the outlook to Stable from Negative based on de-risking and improving business fundamentals.

On August 19, 2011, Fitch Ratings Ltd. (“Fitch”) revised the Company's Rating Watch status to Evolving from Negative.

On December 14, 2011, A.M. Best affirmed the insurance financial strength rating of the Company at “A”, downgraded the issuer credit rating to “a” from “a+” and revised the outlook to Ratings Under Review with Negative Implications from Stable. On June 16, 2011, A.M. Best affirmed the Company's insurance financial strength rating of “A” and the issuer credit rating of “a+”.

The ratings of the Company by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of the Company’s financial strength.  In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities, and direct or implied support from parent companies, including implications of the ING restructuring plan, among other factors.  The ratings actions, affirmations and outlook changes by S&P , Moody’s and A.M. Best in December 2011 followed the fourth quarter 2011 announcements by ING regarding a charge of EUR 0.9 billion to EUR 1.1 billion against fourth quarter results of the U.S. Closed Block Variable Annuity business.

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

As of March 31, 2012 and December 31, 2011, the guaranteed value of these death benefits in excess of account values was estimated to be as follows:

(in billions)
2012

Net amount at risk, before reinsurance	$7.5
Net amount at risk, net of reinsurance	6.8

2011

Net amount at risk, before reinsurance	$9.6
Net amount at risk, net of reinsurance	8.7

The decrease in the guaranteed value of these death benefits was primarily driven by favorable equity market performance in 2011. The guaranteed value of GMDB's in excess of account values, net of reinsurance, was projected to be covered by the Company’s variable annuity guarantee hedging program.

The additional liabilities recognized related to GMDB's, as of March 31, 2012 and December 31, 2011, were as follows:

2012

Additional liability balance	$432.1

2011

Additional liability balance	$510.3

The above additional liability recorded by the Company, net of reinsurance, represented the estimated net present value of the Company’s future obligation for guaranteed minimum death benefits in excess of account values. The liability decreased mainly due to the decrease in expected future claims and the increase to expected future fees attributable to the improvement in equity market performance in Q1 2012.

Guaranteed Living Benefits:

•Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary.
•Guaranteed Minimum Withdrawal Benefit (“GMWB”) and Guaranteed Minimum Withdrawal Benefit for Life ("GMWBL") - Guarantees an annual withdrawal amount for a specified period of time (GMWB) or life (GMWBL) that is calculated as a percentage of the benefit base that equals premium at the time of contract issue and may increase over time, based on a number of factors, including a rollup percentage (7%, 6%, 5% or 0%, depending on versions of the benefit) and ratchet frequency (primarily annual or quarterly, depending on versions). The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit. A joint life-time withdrawal benefit option was available to include coverage for spouses. Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions.  Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance.  Asset allocation requirements apply at all times where withdrawals are guaranteed for life.
•Guaranteed Minimum Accumulation Benefit (“GMAB”) - Guarantees that the account value will be at least 100% of the eligible premiums paid by the contract owner after 10 years, net of any contract withdrawals (GMAB 10).  In the past, the Company offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contract owners after 20 years (GMAB 20).

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

The following guaranteed living benefits information is as of March 31, 2012 and December 31, 2011:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
2012

Net amount at risk, before reinsurance	$41.1	$4,271.6
Net amount at risk, net of reinsurance	41.1	—

2011

Net amount at risk, before reinsurance	$63.2	$5,692.0
Net amount at risk, net of reinsurance	63.2	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contractholder over the current account value. During 2011, the Company revised the methodology used to calculate the net amount at risk to better reflect the nature of the underlying living benefits and to align the methodology with peers. The current methodology partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The values for the reinsured living benefits in the above table are presented under the new methodology as of March 31, 2012 and December 31, 2011.

The net amount at risk for the non-reinsured living benefits is equal to the guaranteed value of these benefits in excess of the account values, which is reflected in the table above.

The additional liabilities recognized related to minimum guarantees, by type, as of March 31, 2012 and December 31, 2011 were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
2012

Additional liability balance, net of reinsurance	$84.9	$1,369.0

2011 (As revised)

Additional liability balance, net of reinsurance	$114.9	$1,738.1

As of March 31, 2012 and December 31, 2011, the above additional liabilities for non-reinsured living benefits recorded by the Company, net of reinsurance, represent the estimated net present value of its future obligations for these benefits. The prior year additional liability balance for reinsured living benefits has been revised due to the Company retrospectively electing fair value accounting for GMWBL riders as of January 1, 2012. The above additional liabilities for reinsured living benefits recorded by the Company, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The resulting additional liability balance for reinsured living benefits represents the GMWBL liability, as the GMIB liability is zero. The liability balance decreased mainly due to a decrease in expected future claims which are attributable to favorable equity market movements, higher interest rates and decreased volatility levels partly offset by an increase in the liability due to a reduction of credit spreads.

Variable Annuity Guarantee Hedging Program
The Company mitigates variable annuity market risk exposures through hedging, among other strategic measures. Market risk arises primarily from the minimum guarantees within the variable annuity products, whose economic costs are primarily dependent on future market returns, interest rate levels and policyholder behavior. The variable annuity hedging program is used to mitigate our exposure to equity market and interest rate downturns and to ensure that the required assets are available to satisfy future death benefit and living benefit obligations. While the variable annuity hedge program does not explicitly hedge statutory or U.S. GAAP income volatility, as markets move up or down, the returns generated by the variable annuity hedging program will tend to directionally counteract the statutory and U.S. GAAP reserve changes. The objective of the hedging program is essentially to lock in the cost of future expected guarantee payouts with respect to equity market returns, while also providing earnings protection to the extent that it is exposed to interest rates. Hedging of market-based risks associated with a significant portion of non-reinsured variable annuity policies with minimum guarantees is performed using a variety of derivative instruments.
Equity index futures on various public indices are used to hedge the risk of the change in value of the policyholder-directed separate account funds underlying the variable annuity contracts with minimum guarantees. A dynamic trading program using market consistent valuation techniques is utilized to seek replication of the performance of targeted fund groups (i.e. the fund groups that can be covered by indices where liquid futures markets exist).
Total return swaps are primarily used to hedge the risk of the change in value of the policyholder-directed separate account funds which are non-standard in nature. These include fund classes such as emerging markets and real estate. They may also be used in more liquid indices where it may be deemed advantageous to use them instead of futures. This hedging strategy is employed at our discretion based on current risk exposures and related transaction costs.
Interest rate swaps are used to hedge the impact of interest rates changes on the economic liabilities associated with certain minimum guarantees. The Company employs a dynamic trading program.
Foreign exchange forwards are used to manage risk of policyholder-directed investments in international funds with exposure to fluctuations in exchange rates of certain foreign currencies. Rebalancing is performed based on pre-determined notional exposures to the specific currencies.
The need for statutory capital (or “funding capital”) hedging arises when the core VA guarantee hedge program, which is tailored to mitigate specific economic exposures, does not sufficiently address capital at risk during certain market conditions. Within these conditions, funding capital requirements may be the dominant driver of business decisions, since these requirements will be the most impactful to the Company. As a result, strategies that are targeted to preserve funding capital may be employed. The Company's statutory reserves and the VA guarantee hedge program target react differently to changes in market movements, and the funding capital hedge generally targets this differential, so as to protect the Company's funding capital when markets change.
During December 2010, the Company entered into a series of interest rate swaps with external counterparties.  The Company also entered into a short-term mirror total return swap (“TRS”) transaction with ING V, its indirect parent company.  The outstanding market value of the TRS was $11.6 at December 31, 2010.  The TRS matured January 3, 2011.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements.  The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.  Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting obligation to repay the loan included as a liability on the Condensed Balance Sheets. As of March 31, 2012 and December 31, 2011, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets.  At March 31, 2012 and December 31, 2011, the Company did not have any securities pledged under reverse repurchase agreements.

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

At March 31, 2012 and December 31, 2011, the fair value of loaned securities was $42.9 and $233.0, respectively, and is included in Securities pledged on the Condensed Balance Sheets. Collateral received is included in Short-term investments under securities loan agreement, including collateral delivered. As of March 31, 2012 and December 31, 2011, liabilities to return collateral of $44.7 and $248.3, respectively, are included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets.

Income Taxes

Income tax obligations include the allowance on uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed. The timing of the payment of the remaining allowance of $2.7 cannot be reliably estimated.

Recent Initiatives

On April 9, 2009, the Company's ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING's intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In particular, with respect to ING's U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and lower risk annuity products to be sold by ING USA's affiliate, ING Life Insurance and Annuity Company. As part of this strategy, ING USA ceased new sales of variable annuity products in March of 2010. Some new amounts will continue to be deposited on ING USA variable annuities as add-on premiums to existing contracts.

On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the State of the Netherlands (the “Dutch State”) in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the full credit risk transfer to the Dutch State of 80% of ING's Alt-A RMBS on March 31, 2009 (the “ING-Dutch State Transaction”). As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales or combinations thereof.

In January 2010, ING lodged an appeal with the General Court of the European Union against specific elements of the EC's decision regarding ING's restructuring plan. In its appeal, ING contests the way the EC has calculated the amount of state aid ING received and the disproportionality of the price leadership restrictions specifically and the disporportionality of restructuring requirements in general. In July 2011, the appeal case was heard orally by the General Court of the European Union. By judgment of March 2, 2012, the Court partially annulled the EC's decision of November 18, 2009, as a result of which a new decision has to be taken by the EC. Interested parties can file an appeal against the General Court's judgment before the Court of Justice of the European

Union within two months and ten days after the date of the General Court's judgment. The EC has announced that it will file an appeal and a new decision is expected.

On November 10, 2010, ING announced that, in connection with the Restructuring Plan, while the option of implementing the separation through one global IPO remains open, it will prepare for a base case of an IPO of the Company and its U.S.-based insurance and investment management affiliates. Preparation for this potential IPO will also require its management to prepare consolidated U.S. GAAP financial statements which would likely include the Company and other affiliates.

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

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, refer to Note 1 to the Condensed Financial Statements, Business, Basis of Presentation and Significant Accounting Policies, included in Part I, Item 1., herein.

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

The Dodd-Frank Act created a new agency, the Financial Stability Oversight Council (“FSOC”), an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of significant financial services firms, including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non-U.S. companies. A company determined to be systemically significant will be supervised by the Federal Reserve Board and will be subject to unspecified heightened prudential standards, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, additional fees and assessments, and restrictions on proprietary trading. If, however, ING or the Company were so designated, failure to meet the requisite measures of financial condition could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings.

On April 3, 2012, the FSOC published final rules and interpretive guidance setting forth the process and standards by which it will designate non-bank financial companies for regulation by the Federal Reserve Board.  In order to designate a non-bank financial company as subject to regulation by the Federal Reserve Board, the FSOC would need to affirmatively determine that a subject company could pose a threat to the financial stability of the United States.  It is impossible to predict with certainty whether all or any part of ING's U.S. operations will ultimately receive this designation. Nevertheless, given the high standard for ultimate designation - posing a risk to the financial stability of the United States - as well as the nature of its businesses and role in the U.S. financial system, we believe it is unlikely that the Company, or ING U.S. on a standalone basis, would ultimately receive this designation.  This conclusion is based in part on the anticipated separation and independence of ING U.S.  If the FSOC were, prior to the separation and independence of ING U.S., to consider ING U.S. together with ING's banking operations in the United States, the likelihood of designation may be increased although even in that circumstance we do not believe ING's U.S. operations would collectively meet the standard for such a designation.

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
The legislation creates a new framework for regulating over-the-counter (“OTC”) derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by the Company. Under the new regulatory regime and subject to certain exceptions, OTC derivatives will be cleared through a centralized clearinghouse and executed on a centralized exchange. It establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission ("CFTC") over derivatives, and “swap dealers” and “major swap participants”, as to be defined by SEC and CFTC regulation, each of whom will be subject to as yet unspecified capital and margin requirements. Based on draft final rules jointly developed by the CFTC and the SEC and adopted on April 18, 2012, which further define the terms “swap dealer,” “security-based swap dealer,” “major swap participant,” and “major security-based swap participant,” the Company does not believe it should be considered a “swap dealer,” “security-based swap dealer,” “major swap participant,” or “major security-based swap participant.” However, although not expected to change at this stage of rulemaking, the final regulations have not yet been published and could provide otherwise. In addition, whether the Company will meet the criteria and possibly be subject to regulation under one of these definitions depends on the separate pronouncements by the CFTC and SEC on the final definitions of "swap" and "security-based swap" expected later in 2012. Once rulemaking is complete, if there is a determination that the Company meets one of these definitions, it could substantially increase the amount of regulatory requirements for the Company and the cost of hedging and other permitted derivatives trading activity undertaken by the Company.
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

The SEC proposed in the third quarter of 2010, rescinding Rule 12b-1 under the Investment Company Act of 1940 and adopting a new Rule 12b-2. If adopted, the proposal would impose new limitations on the level of distribution-related charges that could be paid by mutual funds, including funds available under the Company's variable annuity products.

In connection with the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State, the EC had a nine month period to review and assess the competitive impact of the transaction. On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation by the divestment of all insurance and investment management operations, including the Company. In November 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders. In January 2010, ING lodged an appeal with the General Court of the European Union against specific elements of the EC's decision regarding ING's restructuring plan. In its appeal, ING contests the way the EC has calculated the amount of state aid ING received and the disproportionality of the price leadership restrictions specifically and the disporportionality of restructuring requirements in general. In July 2011, the appeal case was heard orally by the General Court of the European Union. By judgment of March 2, 2012, the Court partially annulled the EC's decision of November 18, 2009, as a result of which a new decision has to be taken by the EC. Interested parties can file an appeal against the General Court's judgment before the Court of Justice of the European Union within two months and ten days after the date of the General Court's judgment.

Contingencies

For information regarding other contingencies related to legal proceedings, regulatory matters and other contingencies involving the Company, see the Commitments and Contingent Liabilities note to the Condensed Financial Statements included in Part I, Item1.

Item 4.    Controls and Procedures

a)  The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as ammended ("Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

b)   There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

PART II.           OTHER INFORMATION

Item 1.           Legal Proceedings

See the Commitments and Contingent Liabilities note to the Condensed Financial Statements included in Part I, Item 1.

Item 1A.        Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the 2011 Annual Report on Form 10-K.

The new federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry, including the Company and/or materially affect the Company's results of operations, financial condition and liquidity.
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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). It effects comprehensive changes to the regulation of financial services in the U.S. U.S. financial regulators have commenced an intense period of studies and rulemaking mandated by the legislation that will continue for a period of time. While some studies have already been completed and the rulemaking process has begun, there continues to be significant uncertainty regarding the results. Until such rulemaking and studies are complete, the full impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are several aspects of the legislation that the Company has identified to date that are likely to be significant to ING and/or its affiliates, including the Company, as described below.

The Dodd-Frank Act created the Financial Stability Oversight Council (“FSOC”), an inter-agency body that is responsible, among other things, for designating systemically significant non-bank financial companies for regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Companies that receive this designation will be subject to a comprehensive system of prudential regulation similar in many respects to that which currently applies to US bank holding companies, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, and restrictions on proprietary trading. The designation of ING Group or its US operations, or any part thereof (including the Company) as a nonbank financial company subject to regulation by the Federal Reserve Board could have a significant impact on the capital structure and permitted business activities, among other matters, of the operations so designated. Failure to meet the requisite measures of financial condition applicable to a nonbank financial company subject to regulation by the Federal Reserve could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings. On April 3, 2012, the FSOC published final rules and interpretive guidance setting forth the process and standards by which it will designate non-bank financial companies for regulation by the Federal Reserve Board. In order to designate a non-bank financial company as subject to regulation by the Federal Reserve Board, the FSOC would, need to affirmatively determine that a subject company could pose a threat to the financial stability of the United States. Nevertheless, given the high standard for ultimate designation - posing a risk to the financial stability of the United States - as well as the nature of its businesses and role in the U.S. financial system, we believe it is unlikely that the Company, or ING U.S. on a standalone basis, would ultimately receive this designation. This conclusion is based in part on the anticipated separation and independence of ING U.S. If the FSOC were, prior to the separation and independence of ING U.S., to consider ING U.S. together with ING's banking operations in the United States, we believe the likelihood of designation may be increased. It is impossible to predict with certainty whether all or any portion of ING's U.S. operations will ultimately receive this designation.

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

In addition, the legislation creates a new framework for regulating derivatives, which may increase the costs of hedging generally. It includes requirements for centralized clearing of OTC derivatives (except those where one of the counterparties is a “non-financial end user,” to be defined by regulations); and establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission (“CFTC”) over derivatives, and “swap dealers” and “major swap participants,” as to be defined by the SEC and CFTC, each of whom will be subject to as yet unspecified capital and margin requirements. Although the Company does not believe it should be considered a “swap dealer” or a “major swap participant”, based on draft final rules jointly developed by the CFTC and the SEC and adopted on April 18, 2012, the final regulations have not yet been published and could provide otherwise. In addition, whether the Company will meet the criteria and possibly be subject to regulation under one of these definitions depends on the separate pronouncements by the CFTC and SEC on the final definitions of "swap" and "security-based swap" expected later in 2012. Once rulemaking is complete, if there is a determination that the Company meets one of these definitions, it could substantially increase the cost of hedging and related activities undertaken by the Company. The cost of hedging and related activities could also be adversely affected if it is determined by the Secretary of Treasury that foreign currency swaps and forwards are not excluded from the foregoing requirements. As depository banks may be restricted in their ability to conduct OTC derivatives business, the legislation may require the Company to use more non-bank counterparties for its hedging activities or otherwise have the effect of limiting the availability to the Company of derivatives counterparties that meet minimum insurance regulatory requirements. In addition, restrictions imposed by the legislation on netting of derivatives transactions with non-banks and the possible lower credit quality and/or capitalization of non-bank derivatives counterparties may increase the counterparty credit risk to the Company. The Company cannot predict the specific impacts and costs of the Dodd-Frank Act or the pending regulations on its hedging activities and strategies until the rulemaking process is substantially complete.

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

Although the full impact of the Dodd-Frank Act cannot be determined until the various mandated studies are conducted and implementing regulations are enacted, many of the legislation's requirements could have profound and/or adverse consequences for the financial services industry, including the Company. The Act could make it more expensive for the Company to conduct its business; require the Company to make changes to its business model or satisfy increased capital requirements; subject the Company to greater regulatory scrutiny; subject the Company to potential increases in whistleblower claims in light of the increased awards available to whistleblowers under the Act; and have a material effect on the Company's results of operations or financial condition.

In addition, the Company is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the NAIC, the SEC, FINRA, Financial Accounting Standards Board (“FASB”), and state attorneys general. In light of the financial crisis, some of these authorities are considering, or may in the future consider, enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. For example, the G20 and the Financial Stability Board have issued a series of papers intended to produce significant changes in how financial companies, and in particular large and complex global financial companies, such as ING, should be regulated. Such papers and proposals address financial group supervision, capital and solvency measures, corporate governance and systemic financial risk, among other things. Government in jurisdictions in which ING does business are considering, or may in the future consider, introducing legislation or regulations to implement certain recommendations of the G20 and Financial Stability Board. In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area is due for significant change under the Solvency II Directive, which was adopted in November 2009. Formally, each member state of the European Economic Area is currently required to begin implementing Solvency II by October 31, 2012. Discussions to postpone the implementation date are ongoing, but uncertainty remains. The Solvency II Directive, if implemented, will effect a full revision of the insurance industry's solvency framework and prudential regime and will impose group level supervision mechanisms. All of these possibilities, if they occurred, could affect the way the Company conducts its business and manages capital, and may require the Company to satisfy increased capital requirements, any of which in turn could materially affect the Company's results of operations, financial condition and liquidity.

Item 6.          Exhibits

See Exhibit Index on pages 96-97 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2012	ING USA Annuity and Life Insurance Company
(Date)	(Registrant)

	By:	/s/	Ewout L. Steenbergen
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

96

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

18.1+	Letter of Independent Registered Public Accounting Firm concerning change in accounting principles.

31.1+	Certificate of Ewout L. Steenbergen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of Ewout L. Steenbergen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document [1]

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.DEF+	XBRL Taxonomy Extension Definition Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

[1]
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Condensed Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Condensed Statements of Changes in Shareholder's Equity for the three months ended March 31, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to the Condensed Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING USA Annuity and Life Insurance Company.

+ Filed herewith

